Form 10-K
period 1996-09-30
E TRADE GROUP INC
filed 1996-12-24
CIK 1015780

SECURITIES  AND  EXCHANGE  COMMISSION
Washington D.C.  20549

FORM  10-K
[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the Fiscal year ended September 30, 1996 or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the Transition period from_______ to _______

Commission file number 1-11921

E*TRADE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware                                     94-2844166
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

Four Embarcadero Place, 2400 Geng Rd. Palo Alto, CA 94303
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code:  (415) 842-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
-------------------
Common Stock - $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

As of December 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $174,400,000.

The number of shares of Common Stock outstanding as of December 13, 1996 was 29,539,147 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement relating to the Company's 1997 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

                              E*TRADE GROUP, INC.
                            FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

Part I
------

Item 1.  Business-------------------------------------------------------- 3
Item 2.  Properties------------------------------------------------------24
Item 3.  Legal Proceedings-----------------------------------------------25
Item 4.  Submission of Matters to a Vote of Security Holders-------------25

Part II
-------

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters-------------------------------------------26
Item 6.    Selected Financial Data---------------------------------------27
Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations-----------------28
Item 8.    Financial Statements and Supplementary Data-------------------36
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure------------------------52

Part III
--------

Item 10.   Directors and Executive Officers of the Registrant------------52
Item 11.   Executive Compensation----------------------------------------52
Item 12. Security Ownership of Certain Beneficial Owners and Management------------------------------------------------52
Item 13.   Certain Relationships and Related Transactions----------------52

Part IV
-------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K---------------------------------------------------53
                Exhibit Index--------------------------------------------53
                Signatures-----------------------------------------------56

The page numbers in this Table of Contents reflect EDGAR page tag numbers.

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED SEPTEMBER 30 (E.G. FISCAL 1996 REPRESENTS THE PERIOD OCTOBER 1, 1995 TO SEPTEMBER 30, 1996).

Item 1.     BUSINESS

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward looking statements.

E*TRADE Group, Inc. ("E*TRADE or the "Company") is a leading provider of cost-effective, secure online investing services. The Company offers automated order placement, portfolio tracking and related market information, news and other information services 24 hours a day, seven days a week by means of the Internet, online service providers CompuServe, Inc. and America Online, Inc., direct modem access, touch-tone telephone, and to a lesser extent, interactive television. E*TRADE's proprietary transaction processing technology enables it to offer highly automated, easy-to-use and cost-effective services that empower customers to take control of their own financial transactions.

Advancements in telecommunications and information technology have fundamentally altered the way individuals conduct business. Just as the microprocessor dramatically changed the way individuals use computers, the emergence of the Internet as a tool for communications and commerce is bringing about a revolution in the world of financial transactions and information services. This development provides individual investors with direct access to information and transaction processing capabilities once available only through full-commission securities brokerage firms. As a result, consumers are increasingly taking direct control over their personal investment transactions, not simply because they are able to, but because they find it more convenient and cost-effective than relying on full-commission or even traditional discount brokers.

E*TRADE provides customers with the ability to place orders for stocks and options at a lower, more predictable transaction cost than traditional full-commission or discount brokerage firms. The Company's services feature an easy-to-use graphical user interface, the ability to create "personalized environments" reflecting users' individual needs and interests, accessibility from virtually anywhere at any time via multiple gateways, unbundled services for cost-effective pricing and highly secure services through the use of encryption and authentication technology.

The Company had over 91,000 accounts as of September 30, 1996, with an average monthly growth in accounts of over 9% since October 1, 1995 and had an average daily transaction volume of approximately 8,400 in September 1996, as compared to approximately 3,600 transactions in September 1995, representing an average monthly growth of over 7% during that period.
The Company began offering Internet investing services in February 1996 to supplement its then existing online services.

The Company was incorporated in California in 1982 and was reincorporated in Delaware in July 1996. Its principal corporate offices are located at Four Embarcadero Place, 2400 Geng Road, Palo Alto, California 94303, and its telephone number is (415) 842-2500. Unless otherwise indicated, all references in this Form 10-K to "E*TRADE" or the "Company" refer to E*TRADE Group, Inc., a Delaware corporation, E*TRADE Securities, Inc., its principal broker-dealer subsidiary ("E*TRADE Securities"), its other subsidiaries and its predecessor California corporation. The Company's World Wide Web ("Web") site is located at http://www.etrade.com. Information contained in the Company's website shall not be deemed to be part of this Form 10-K. In August, 1996 the Company completed an initial public offering of 5,702,000 shares of its common stock, 5,026,550 shares of which were sold by the Company generating net proceeds to the Company of $46.4 million.

The Company operates in a single industry segment: securities brokerage and related investment services. No material part of the Company's consolidated revenue is received from a single customer or group of customers, or from foreign operations.

THE E*TRADE SOLUTION

E*TRADE uses its proprietary processing technology to provide consumers with easy-to-use and cost-effective online securities investing services. The Company offers equity and option order placement services 24 hours a day, seven days a week, thereby shifting the financial transactions paradigm from a business hours only, intermediary-based model to one in which consumers have the ultimate control over where and when they initiate securities transactions.

The Company's services are highly automated, with most customer orders being entered, processed and confirmed electronically and without human intervention. By avoiding the inefficiencies, personnel requirements and associated costs of non-automated order entry and processing, the Company is able to provide its services at a lower cost than traditional full-commission or discount brokerage firms. The Company's technology is based on a modular architecture which is scaleable to handle increasing transaction volumes. Modular architecture allows for application programs to be quickly modified in response to changing business requirements. In addition, a modular architecture which utilizes multiple components and tiers is designed to scale quickly without requiring fundamental changes to the application programs.

E*TRADE empowers customers to take control of their own financial transactions through the following features:

User-Friendly Web Investing Interface. Through its easy-to-use graphical interface, E*TRADE has made online investing simple, fast and fun. Consumers accessing E*TRADE for the first time are able to understand quickly the wide variety of services available and how to access those services. The barriers to first-time trading online have been reduced, enabling new users to feel just as comfortable trading online as technologically savvy early adopters. The look and feel of the graphical user interface on the Web has been replicated on CompuServe and is expected to be replicated on America Online.

Personalized Environments. Customers are able to create "personalized environments," including personalized watch lists and portfolios for tracking securities. A customer's trading experience is enhanced with portfolio, account and market information readily available prior to initiating a trade. The Company plans to enable customers to further customize their user interfaces by allowing them to select the market indicators, portfolio views and value-added information services, including news, charts and market analysis, that are most valuable to them.

Anywhere/Any Time Access. By maintaining multiple gateways through which customers may access E*TRADE virtually anywhere at any time, the Company can increase the number of customers served and transactions processed. Customers are able to trade securities through the Internet, direct modem access, online service providers CompuServe and America Online, touch-tone telephone and, to a lesser extent, interactive television.

Cost-effective Services. By unbundling the services that many full-commission and discount brokerage firms include in their high transaction costs, the Company is able to offer customers just the services they want at a lower price, yet provide value-added products and services.

Secure Operations. The Company believes that customer confidence in account security is one of the key factors for success in the online investing industry. By offering highly secure services through the use of encryption and authentication technology, the Company has achieved a leadership position in the secure provision of online investing services.

MARKETING

The Company's marketing strategy is based on an integrated marketing model which employs a mix of communications media. The goals of the Company's marketing programs are to increase E*TRADE's brand name recognition and to attract new customers. The Company pursues these goals through direct-response advertising, marketing through its own Web site, an aggressive public relations program and co-marketing with various alliances. All communications by E*TRADE Securities with the public are regulated by the National Association of Securities Dealers, Inc. (the "NASD"). See "Government Regulation; Net Capital Requirements."

Direct Response Advertising; Web Site Marketing

The Company's advertising focuses on building awareness of E*TRADE's products and services and on marketing online investing as a better way of handling their securities transactions, accessing financial and market data, and managing portfolios. Advertising is increasingly directing interested prospects to the Company's Web site for additional information, as opposed to generating primarily telephone-based inquiries. Print advertisements are placed in a broad range of business, technology and financial publications, including the Wall Street Journal, Investor's Business Daily, Forbes, Forbes ASAP, Barron's, Money, SmartMoney and Wired. E*TRADE also advertises regularly on CNBC, CNN and on national business radio networks. At the Web site, prospective customers can get detailed information on the Company's services, use an interactive demonstration system, request additional information and/or complete an account application online. Since May 1, 1996, a majority of the Company's new accounts have been generated through the Internet. E*TRADE's increasing Internet focus is resulting in decreased customer acquisition costs, since providing information through its Web site can substitute for paper-based information packages.

Public Relations Program

The Company aggressively pursues public relations opportunities to build brand awareness. This campaign has resulted in appearances on The Today Show, CNN and CNBC, in addition to profiles in Business Week, Time, Money, the Financial Times, Investor's Business Daily and the Wall Street Journal among others. There are links to E*TRADE's home page from approximately 1,200 sites on the Web, which the Company believes is a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity. The Company also actively seeks speaking opportunities at industry conferences and events.

Co-marketing/Promotion

The Company has established a number of significant co-marketing relationships to promote its products. These include participation in Netscape's in-box promotional offer for the Netscape Navigator browser available through retail outlets, distribution of new account kits with Window on Wallstreet's Investor software products, inclusion in Apple Computer's in-store interactive demonstrations and links with a number of Web-based information providers. The Company intends to enter into additional co-marketing relationships as a component of its marketing strategy.

E*TRADE is also developing a virtual shopping mall of software, services and products that will help individuals make informed investment decisions. Through E*TRADE's Web site, customers would be able to purchase or subscribe to products available from this mall at special discount prices. Goods and services offered would be reviewed and selected for inclusion by E*TRADE based on overall perceived "best value" within specified product categories. Companies selected for inclusion in return would promote E*TRADE's services through their Web sites and/or marketing materials. There can be no assurance that the Company will succeed in developing a virtual shopping mall or that, if developed, it will be successful or profitable.

International Customer Base

The Company's customers are able to place trades online from anywhere in the world. The Internet, America Online and CompuServe permit the Company's customers to access its system without regard to geographic location. Although E*TRADE currently has no marketing program directed specifically at consumers outside the United States, over 1,000 of its accounts are for customers with addresses in over 60 countries. The Company expects its international customer base to grow with the continued proliferation of the Internet and increasing free trade, although there can be no assurance in that regard.

A component of the Company's strategy is its planned aggressive increase in marketing efforts to attract more international customers. The Company plans to create "localized" user interfaces using local languages and offering services tailored to regional requirements and customs. The Company has been discussing possible alliances with local institutions such as brokers and banks to make the portfolio tracking, purchase and sale and funds transfer processes easier for non-U.S. investors, to facilitate the handling of foreign securities, and to ensure the Company is in compliance with local laws and regulations.

To date, the Company has limited experience in providing investing services internationally. There are certain risks inherent to doing business in international markets, particularly in the heavily regulated brokerage industry. There can be no assurance that the Company will be able to market successfully its services and products in international markets.

BROKERAGE AND INFORMATION SERVICES AND PRODUCTS

The Company's services are based on proprietary processing technology and are designed to meet the needs of individuals who make their own investment decisions. The Company's services include fully automated stock and option order processing via personal computer or touch-tone telephone, online investment portfolio tracking and financial market news and information. The Company offers its services to consumers through a broad range of electronic access points, including the Internet, direct modem access, online service providers CompuServe and America Online, touch-tone telephone and, to a lesser extent, interactive television. All records are maintained on one centralized system, so that customers have access to current account information regardless of which gateways they are using.

The Company continually strives to increase the functionality of its services, as well as to offer new services that enhance customers' online trading experiences. The Company's services give consumers increased control of their personal investments by providing a direct link to the financial markets and to financial information through a customized user interface. The Company's existing services and product offerings are described below:

Stock and Option Trading

Customers can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as equity and index options, through the E*TRADE automated order processing system. E*TRADE supports a range of order types, including market orders, limit orders (good-till-cancelled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer's buying power and positions held, prior to executing an order. All listed market orders (subject to certain size limitations) are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations) are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Account holders receive electronic notification of order executions, printed trade confirmations and detailed monthly statements. The Company also arranges for the transmittal of proxy, annual report and tender offer materials to customers.

Market Data

During trading hours, E*TRADE continually receives a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current pricing information. E*TRADE provides its customers free access 20-minute delayed quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when there is current news on an identified stock or when a stock has reached a user-defined price threshold.

Upon placing an order, the customer is provided with a real-time bid and ask quote, at no extra charge. For $30 per month, individual investors can obtain unlimited real-time quotes and market data. The Company's Web site provides links to other business and financial Web sites, including the CNN Financial Network and the EDGAR database of the Securities and Exchange Commission (the "SEC"), which provides access to SEC filings of public companies. The Company has expanded its existing services to include immediate access to breaking news, charts, market analysis and company financial information.

Portfolio Tracking and Records Management

Customers have online access to a listing of all their portfolio assets held at E*TRADE, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends paid, interest earned, deposits and withdrawals. Brokerage history includes all orders, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers can also create "shadow" portfolios to include any number of financial instruments a customer is interested in tracking --for example, assets held at another brokerage firm. These shadow portfolios can include stocks, options, bonds and mutual funds.

Cash Management Services

Customer payments are received through the mail or federal wire system and are credited to customer accounts upon receipt. The Company also provides other cash management services to its customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of five money market funds. In addition, the Company provides free checking services through a commercial bank and is exploring the expansion of these services. The Company plans to expand its cash management offerings to include electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers' accounts.

Account Security

The Company uses a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications and passwords that must be used each time they log on to the system. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. ("RSA"), to provide the security and authentication necessary to effect the secure exchange of information. Telephone transactions are secured through a personal identification number (PIN)--the same technology used in ATMs. A second level of password protection is used prior to order placement.

Access and Delivery of Services

The Company's services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, seven days a week by personal computer. In addition, customers can access E*TRADE by touch-tone telephone and, in a limited number of markets, through interactive television.

Personal Computer. Customers using personal computers can access the E*TRADE system through the Internet, online service providers CompuServe and America Online, or direct modem access. Accessing the E*TRADE Web site via the Internet offers the customer platform independence. The Company's Web site combines an easy-to-use graphical user interface with the trading capabilities that experienced investors demand. The Web-based system also includes direct links to many investment-related resources on the Web. Alternatively, accessing E*TRADE by dialing directly through a modem offers a method for connecting to the trading system independent of either the Internet or a proprietary online service.

Touch-tone Telephone. TELE*MASTER, E*TRADE's interactive voice response system, provides a convenient way for customers to access quote information, place stock and option orders, review account balances and check messages from any touch-tone telephone.

Interactive Television. GTE MainStreet, an interactive television system operated by GTE Corporation, is available as a gateway to the Company's investing services. GTE MainStreet has been on the air over certain cable television franchises on a pilot basis for approximately four years and is now operational in three test markets. Revenues and transaction volume through GTE MainStreet represent an immaterial portion of the Company's business.

Substantially all of the Company's revenues in recent years have been from online investing services, and the Company expects its online investing services to continue to account for substantially all of its revenues for the foreseeable future. E*TRADE, like other securities firms, is directly affected by national and international economic and political conditions, broad trends in business and finance and substantial fluctuations in volume and price levels of securities and futures transactions. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Certain of the Company's competitors with more diverse product and service offerings may be better positioned to withstand such a downturn in the securities industry.

The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty.

Sales of many of the Company's services and products will depend upon the adoption of the Internet by consumers as a widely used medium for commerce and communication. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure. Moreover, the security and privacy concerns of existing and potential users of the Company's services may inhibit the growth of online commerce. If the necessary infrastructure is not developed, if security and privacy concerns inhibit the growth of online commerce, or if the Internet does not otherwise become a viable commercial marketplace, there would be a material adverse effect on the Company's business, financial condition and operating results.

CUSTOMER SERVICE

The Company believes that providing an effective customer service team to handle customer needs is critical to its success. The Company's customer service organization helps customers get online, handles product and service inquiries and addresses all brokerage and technical questions. The customer service team also makes welcome calls to verify the satisfaction of its customers. The Company's customers have access to a toll-free number from 6:00 a.m. to 5:00 p.m. Pacific time, Monday through Friday. In January 1997 the Company plans to expand the toll free number's hours of operation so that it operates from 5:00 a.m. to 9:00 p.m. Pacific time. The Company's current policy specifies that customer service associates have or obtain a securities broker's license.

The Company's customer service capacity has been and may continue to be strained at times. The Company frequently has fallen short of its target response time for customer service inquiries. The Company has been making and is continuing to make significant investments in technology and personnel to improve response times. The Company's continued focus on customer independence and technology has successfully resulted in fewer inquiries to E*TRADE personnel per transaction than in the past. The impact of these efforts can already be seen in the service levels reached. Wait times and average speed of answer have dropped significantly since the implementation of the new investments in technology, people, training and out-sourcing.

However, there can be no assurance that the Company will be able to consistently provide enough service capacity, and the failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

E*TRADE PROCESSING TECHNOLOGY

The E*TRADE engine is a proprietary transaction processor that automates traditionally labor-intensive transactions. Because it was custom-tailored for electronic marketplace use, the E*TRADE engine provides customers with efficient service and has the added advantage of being scalable and adaptable as usage increases and service offerings are expanded. Beyond these features, the design of the E*TRADE engine and related software allows for rapid expansion of network and computing capacity without interrupting service or requiring replacement of existing hardware or software.

The E*TRADE Engine

The E*TRADE transaction processing engine includes a wide variety of functions and services that allow customers to open and monitor brokerage accounts and to place orders for equity and option transactions. The engine also has been structured so that it can be adapted for use by other service providers, enabling them to integrate E*TRADE's transaction processor into their own front-end applications to create or expand their electronic services.

E*TRADE's core technology, developed over a period of several years, is comprised of three parts: the graphical user interface that the customer sees; the interface server that connects the customer to the processor; and the automated processor that processes the transactions.

Graphical User Interface ("GUI"). E*TRADE's GUI environment is based on Netscape's Secure Commerce Server and today can be accessed by individuals utilizing Netscape Navigator or Microsoft Internet Explorer. E*TRADE's GUI connects to the interface server through a bank of Sun servers. These "gateway servers" provide for load balancing and offer immediate scalability. Access is restricted through the use of secured network servers and routers and by requiring two applications of passwords--one for access to the secured Web site, and a second before an order is placed.

The Interface Server. The interface server's primary function is to provide access to an efficient, standard transaction processor from all gateways. The server technology enables communications through multiple platforms and allows different platforms to communicate with each other. Beyond these features, the interface server also has been designed to be scalable and portable and runs in an environment that is both redundant and secure.

The Automated Processor. The core of the E*TRADE engine is the automated processor, designed to provide the highest degree of automation for all E*TRADE transactions. The automated processor was designed to rapidly read data, process transactions and transmit information to multiple locations. Because of this, the Company is able to process over 80% of its transactions without any manual intervention. Dual facilities that run independently share load balancing and provide redundancy, as well as scalability. The proprietary nature of the system, along with user ID and password protection at the application level, provide security for the automated processor. Internet access to the processor is through the Company's Web site, which restricts access through the use of secured network servers and routers.

The Company maintains an internal development staff to continually enhance its software and develop new services and transactions. The Company's software is designed to be versatile and adaptable, so that the E*TRADE engine can be configured to meet the differing demands of strategic relationships or customer requests.

The Company established a secondary data center in Rancho Cordova, California. This facility replaced the previous back-up facility in Palo Alto, California, in July 1996. This new facility supports systems, network and transaction redundancy between the Company's Palo Alto and Rancho Cordova data centers, thereby providing an operational system in the event of a service interruption at either facility. To provide for system continuity during short outages, the Company also has equipped its computer facilities with uninterruptible power supply units as well as back-up generators.

The information and financial services and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements, and emerging industry standards. The introduction of services or products embodying new technologies and the emergence of new industry standards and practices can render existing services or products obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop leading technologies, enhance its existing services and products, develop new services and products that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that the Company will be able, for technical or other reasons, to develop and introduce new services and products or enhance existing services and products in a timely manner in response to changing market conditions or customer requirements, or that new services and products will achieve market acceptance, the failure of any of which could result in a material adverse effect on the Company's business, financial condition and operating results.

A significant risk to online commerce and communication is the insecure transmission of confidential information over public networks. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA, to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA or other algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition and operating results.

STRATEGIC RELATIONSHIPS AND BUSINESS DEVELOPMENT

The Company pursues strategic relationships to increase its access to online consumers, to build brand name recognition and to expand the products and services the Company can provide to its online customers.

Core Business Expansion

E*TRADE has secured or is actively pursuing alliances with (i) Internet access and service providers, (ii) Internet content providers, (iii) providers of home and online banking services, and (iv) electronic commerce companies. These alliances are intended to increase the Company's core customer base, transaction volume and operational efficiency and will further enhance its brand name recognition.

To date, the Company has concentrated principally on securing alliances with online service providers. While a majority of the Company's customers access its services directly through the Internet, direct modem access or touch-tone telephone, many use online service providers CompuServe and America Online. Strategic relationships with such service providers allow the Company to access a greater number of potential customers and allow the online service providers to offer their subscribers a broader range of service options.

America Online. America Online and the Company have had a business relationship for over nine years. In October 1996, the Company signed a non-exclusive agreement with America Online to place E*TRADE in America Online's new online Brokerage Area, where E*TRADE will receive a more prominent presence, accessible through an icon to an upgraded graphical user interface. Currently, E*TRADE's non-graphical, ASCII interface is accessible through the America Online service only through a key word search.

CompuServe. CompuServe and the Company have had a non-exclusive contractual relationship for over ten years. Initially, CompuServe served as an access point for the Company's service bureau business. The Company's current agreement with CompuServe permits CompuServe customers to open brokerage accounts with E*TRADE and access those accounts either through CompuServe or via the Company's TELE*MASTER service. The economics of this relationship were recently restructured in a three-year contract to provide for the Company to pay CompuServe a fee for these transactions. The Company has also entered into a three-year network agreement with CompuServe Network Services for the provision of network access for the Company's customers who wish to access E*TRADE using direct modem software.

Data Broadcasting Corporation. Data Broadcasting Corporation ("DBC"), a provider of financial information to individual investors, has entered into an agreement with the Company whereby DBC provides a direct link to E*TRADE's services from its own Internet Web site and that of the brand labeled quote sites it provides to others.

GTE Corporation. The Company entered into an agreement with GTE Corporation ("GTE") in 1989 to develop an online interactive television brokerage service that would be made available through GTE MainStreet, an interactive television system operated by GTE over certain cable television franchises. GTE MainStreet has been on the air on a pilot basis for approximately four years and is now operational in three test markets. The volume of transactions through GTE MainStreet and associated revenues represent an immaterial portion of the Company's business.

Intuit. The Company has signed a letter of intent for a strategic relationship with Quicken Investment Services, Inc., a subsidiary of Intuit, Inc. ("Intuit"), pursuant to which the services of Intuit would permit Intuit users to download information from E*TRADE to the Intuit software resident on an Intuit user's personal computer. In addition, it is intended that these same users will be able to link to E*TRADE for the purpose of entering orders via their E*TRADE accounts. There can be no assurance that the Company will reach a definitive agreement with Intuit on terms favorable to the Company, or at all.

USA Today. The Company has entered into an agreement with USA Today Online to provide direct access to E*TRADE's services through USA Today Online's Financial Marketplace, a commercial area that includes personal finance services and products.

BASELINE Financial Services. BASELINE Financial Services ("BASELINE") provides customers with access to a wide array of investment fundamentals, First Call earnings estimates and historical prices on over 6,500 company stocks. Available to customers free of charge from the "Information Resources" area of the E*TRADE web site, BASELINE information can be used to examine a company's statistics prior to making investment decisions.

Quote.com. Quote.com provides current news and charting capabilities that are directly linked to E*TRADE customers' stock watch and quote lookup features. News provided includes Reuters News, PR Newswire and BusinessWire. Charts provided include intra-day, daily and weekly price graphs. These services were integrated into E*TRADE's Web site and are free to E*TRADE customers. Quote.com also has entered into an agreement with the Company to provide a direct link to E*TRADE's services from its trading menu on its own Internet Web site.

Briefing.com. Briefing.com, a service of Charter Media, provides market commentary and analysis free to E*TRADE customers. Updates are posted throughout the day to keep investors informed of important developments affecting the markets.

New Products and Services

E*TRADE is also pursuing opportunities to increase the number of products and services offered electronically to E*TRADE customers. These include (i) other investment products, including mutual funds, fixed income securities and non-U.S. securities, (ii) electronic funds transfer, and, subject to regulatory approval,(iii) equity offerings over the Internet. There can be no assurance that the Company will be successful in its pursuit of these opportunities or that such pursuit will not divert management attention or inefficiently utilize Company resources.

Significant relationships formed to date are as follows:

CyberCash. The Company has signed a memorandum of understanding for a strategic relationship with CyberCash, Inc. ("CyberCash"), pursuant to which E*TRADE would use the software and services of CyberCash to permit E*TRADE customers to perform direct deposits into their E*TRADE accounts via the Internet from accounts at third-party institutions. There can be no assurance that the Company will reach a definitive agreement with CyberCash on terms favorable to the Company, or at all.

National Processing Company. The Company has signed a letter of intent with National Processing Company ("NPC") to provide the ability for E*TRADE's Internet customers to initiate, over the Web, funds transfers from checking accounts at third-party institutions into their E*TRADE accounts. This service would be made available to E*TRADE customers free of charge. There can be no assurance that the Company will reach a definitive agreement with NPC on terms favorable to the Company, or at all.

InterVoice. The Company has signed an agreement with InterVoice, Inc. whereby the Company will purchase a number of intelligent software agent platforms which will expand its TELE*MASTER telephone trading system through advanced touchtone, fax-back, Internet and ADSI based applications, among others. There can be no assurance that the Company will successfully implement InterVoice software on terms favorable to the Company, or at all.

The Company has established a number of strategic relationships with online service providers and software and information service providers. A significant number of such relationships have only recently been entered into. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that the Company will develop any new such relationships.

While the Company has no current agreements or negotiations underway with respect to any potential acquisitions, the Company may make acquisitions of other companies or technologies in the future, and the Company regularly evaluates such opportunities. Acquisitions entail numerous risks and the Company has no experience in assimilating acquired organizations into the Company's operations. No assurance can be given as to the ability of the Company to integrate successfully any operations, personnel, services or products that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and operating results.

OPERATIONS

Clearing

The Company implemented self-clearing operations in July 1996. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing its own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to SEC and NASD rules. Prior to its conversion to self-clearing, the Company cleared all of its customer transactions as a fully disclosed correspondent of Herzog, Heine, Geduld, Inc. ("Herzog"). The Company has entered into a seven-year agreement with BETA Systems for the provision of computer services by BETA Systems to support order entry, order routing, securities processing, customer statements, tax reporting, regulatory reporting, and other services necessary to the management of a brokerage clearing business.

Since the Company's conversion to self-clearing, customers' securities typically are held by the Company in nominee name on deposit at one or more of the recognized securities industry depository trust companies, to facilitate ready transferability. The Company collects dividends and interest on securities held in nominee name and makes the appropriate credits to customer accounts. The Company also facilitates exercise of subscription rights on securities held for its customers. The Company arranges for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies upon certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASD and certain other regulatory authorities, carries fidelity bonds covering loss or theft. Self-clearing, especially where conducted by firms such as the Company, without significant prior experience, involves substantial risks. The failure of the Company to perform self-clearing accurately and cost-effectively could have a material adverse effect on the Company's business, financial condition and operating results.

Lending and Borrowing Activities

Margin Lending. The Company makes loans to customers collateralized by customer securities. Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASD margin requirements and the Company's internal policies, which are more stringent than the Federal Reserve and NASD requirements. In permitting customers to purchase securities on margin, the Company takes the risk of a market decline that could reduce the value of the collateral held by the Company to below the customers' indebtedness before the collateral can be sold, which could result in losses to the Company. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25% of the value of the securities in the account. E*TRADE's current internal requirement, however, is that the customer's equity not fall below 30%. If it does, the customer will be required to increase the account's equity to 40%. Margin lending to customers constitutes the major portion of the basis on which net capital requirements of the Company are determined under the SEC's Net Capital Rule. To the extent these activities expand, the Company's net capital requirements will increase.

Securities Lending and Borrowing. The Company borrows securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. The Company collateralizes such borrowings by depositing cash or securities with the lender and receives a rebate (in the case of cash collateral) or pays a fee calculated to yield a negotiated rate of return. When lending securities, the Company receives cash or securities and generally pays a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be "marked to market" on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are "marked to market" on a daily basis through the facilities of the various national clearing organizations.

Order Processing

All listed market orders other than those with special qualifiers (subject to certain size limitations based on the size in the primary market) are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the third market firm or exchange. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations based on the trading characteristics of the particular security) are executed at the Best Bid/Offer (Inside Market), or better at the time of receipt by the market-maker. Eligible orders are subject to possible price improvement in the marketplace.

The Company receives orders principally through the Internet, online services and touch-tone telephone. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. Heavy stress placed on the Company's systems during peak trading times could cause the Company's systems to operate at an unacceptably low speed or fail. Any significant degradation or failure of the Company's systems or any other systems in the trading process (e.g., online service providers, record keeping and data processing functions performed by third parties and third-party software such as Internet browsers), even for a short time, could cause customers to suffer delays in trading. Such delays could cause substantial losses for customers and could subject the Company to claims from customers for such losses, including litigation claiming fraud or negligence.

The Company has experienced such system failures and degradation in the past and, most recently, experienced two such failures in May 1996. In order to promote customer satisfaction and protect the E*TRADE brand name, the Company compensated customers for verifiable losses arising in connection with such systems failures. The Company sustained losses in excess of $1.7 million for such systems failures in May 1996. Any systems failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results.

The Company relies on a number of third parties to process its transactions, including online access providers, back office processing organizations, service providers and market makers, all of which may need to expand the scope of the operations they perform for the Company. Any backlog caused by a third party's inability to expand at the rate necessary to meet the Company's needs or a loss in the availability of these services and the inability of the Company to make alternative arrangements in a timely manner, if at all, could have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION

The market for online investing services, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to continue to intensify in the future. E*TRADE encounters direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. These competitors include Charles Schwab & Co., Inc. ("Charles Schwab") and Fidelity Brokerage Services, Inc., among others. The Company also encounters competition from established full-commission brokerage firms, such as Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") and Paine Webber Incorporated, among others. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide online investing services.

The Company believes that the principal competitive factors affecting the market for its electronic commercial transaction processing services are cost, service, quality, execution, delivery platform capabilities, ease of use, graphical user interface look and feel, depth and breadth of services, financial strength and innovativeness. Based on research conducted with both customer and non-customer focus groups and the success the Company has enjoyed, the Company believes that it presently competes favorably with respect to each of these factors.

There are virtually no barriers to entry in the market in which the Company operates. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Additionally, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

The general financial success of companies within the securities industry over the past several years has strengthened existing competitors. Management believes that such success will continue to attract new competitors to the securities industry such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of the Company's business. While it is not possible to predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer or whether administrative or legislative barriers will be repealed or modified, firms such as the Company may be adversely affected by such competition or legislation. In addition, competition among financial services firms exists for experienced technical and other personnel.

There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.

GOVERNMENT REGULATION; NET CAPITAL REQUIREMENTS

Securities Industry

The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. E*TRADE Securities is registered as a broker-dealer with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as E*TRADE Securities' primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry and conduct periodic examinations of E*TRADE Securities' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. E*TRADE Securities is registered as a broker-dealer in all 50 states, and the District of Columbia.

Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record keeping and the conduct of directors, officers and employees. The Company is required to comply with many complex laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges, and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, the NASD or other self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. The Company's ability to comply with all applicable laws and rules is dependent in large part upon the maintenance of a compliance system reasonably designed to ensure such compliance. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareholders of broker-dealers.

E*TRADE Securities is a member of Securities Investor Protection Corporation ("SIPC"), which provides, in the event of the liquidation of a broker-dealer, protection for customers' accounts held by E*TRADE Securities of up to $500,000 for each customer account, subject to a limitation of $100,000 for claims for cash balances. In addition, E*TRADE Securities has obtained protection, in excess of SIPC coverage, of $9.5 million for each account in the form of an excess securities bond from National Union Fire Insurance Company of Pittsburgh, Pennsylvania, a member company of American International Group.

The Company has initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and all such marketing materials are required by the NASD to be reviewed by E*TRADE Securities' compliance officer prior to release. The Company does not currently solicit orders from its customers or make investment recommendations. However, if the Company were to engage in such activities, it would become subject to additional rules and regulations governing, among other things, the suitability of recommendations to customers and sales practices.

It is the Company's intent to expand its business in United States securities to other countries through the Internet and other gateways. For the fiscal year ended September 30, 1996, the Company's revenues from accounts with foreign addresses has not been a material part of its operating revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. E*TRADE Securities is regulated in the United States primarily by the NASD and the SEC. The varying compliance requirements of other national regulatory jurisdictions may impose a limit to the Company's rate of international expansion.

Net Capital Requirements

As registered broker-dealers and members of the NASD, E*TRADE Securities and E*TRADE Capital (a non-operational broker-dealer subsidiary of the Company) are subject to the Net Capital Rule. The Net Capital Rule, which specifies minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

E*TRADE Securities has elected to compute net capital under the alternative method of calculation permitted by the Net Capital Rule. Under the alternative method, E*TRADE Securities is required to maintain minimum net capital, as defined in the Net Capital Rule, equal to the greater of $250,000 or 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers. The "aggregate debit items" are assets that have, as their source, transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require a firm's liquidation. The Net Capital Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and the making of any unsecured advance or loan to a shareholder, employee or affiliate, if aggregate debit items rise beyond 5% of net capital. The Net Capital Rule also provides that the SEC may restrict, for up to 20 business days, any withdrawal of equity capital, or unsecured loans or advances to shareholders, employees or affiliates ("capital withdrawal") if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

Net capital is essentially defined as net worth (assets minus liabilities), plus qualifying subordinated borrowings and certain discretionary liabilities, less certain mandatory deductions that result from excluding assets that are not readily convertible into cash and from valuing conservatively certain other assets. Among these deductions are adjustments (called "haircuts") which reflect the possibility of a decline in the market value of an asset prior to its disposition.

A change in the Net Capital Rule, the imposition of new rules or any unusually large charge against net capital could limit those operations of the Company that require the intensive use of capital, such as trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding stock.

As of September 30, 1996, E*TRADE Securities was required to maintain minimum net capital of $3.7 million and had total net capital of approximately $17.1 million, or approximately $13.4 million in excess of the minimum amount required. In February 1996, E*TRADE Capital, then doing business as ET Execution Services, undertook to act as guarantor pursuant to an agreement between the Company and Merrill Lynch Business Financial Services, Inc. As a result of a breakdown of internal controls for the monitoring of such proposed contracts, this undertaking inadvertently caused E*TRADE Capital to fall short of its minimum net capital requirement and thus be in violation of the Net Capital Rule through May 30, 1996 when E*TRADE Capital was released from the guarantee. The Company has reported the violation of E*TRADE Capital to the SEC and the NASD. The Company believes that any penalty imposed by the NASD will not be substantial, as the subsidiary in violation is non-operational and no customer assets are now, nor ever have been, in jeopardy as a result of this occurrence. However, there can be no assurance that either or both the SEC or the NASD will not impose a penalty upon E*TRADE Capital, including fines, restrictions on business activities or suspension of trading activities, or that the imposition of any such penalty will not have a material adverse effect on the Company's business, financial condition and operating results. The Company has implemented internal controls intended to prevent such violations in the future, including the review of proposed contracts by finance personnel of the Company. There can be no assurance that a violation of the Net Capital Rule will not occur in the future.

Electronic Commerce

The Company anticipates that it may be required to comply with record keeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise, and the Company may be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. The Company also may be subject to federal, state and foreign money transmitter laws and state and foreign sales and use tax laws. If enacted or deemed applicable to the Company, such laws, rules or regulations could be imposed on the Company's activities or its business.

Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content and quality of products and services. The Telecommunications Act of 1996, which was enacted in January 1996, prohibits the transmission over the Internet of certain types of information and content. Although certain of these prohibitions have been held unconstitutional by a federal trial court, that ruling is expected to be appealed, and, in any event, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of Internet and private network use.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. The Company relies primarily on copyright, trade secret and trademark law to protect its technology. The Company has no patents. Effective trademark protection may not be available for the Company's trademarks. The Company has registered the trademark "E*TRADE" in the United States and certain other countries, and has certain other registered trademarks. The inability of the Company to adequately protect the name "E*TRADE" would have a material adverse effect on the Company's business, financial condition and operating results.

The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company's policy is to enter into confidentiality and assignment agreements with its associates, consultants and vendors and generally to control access to, and distribution of, its software, documentation and other proprietary information. Notwithstanding the precautions taken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. The laws of other countries may afford the Company little or no effective protection of its intellectual property. The inability of the Company to protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and operating results.

The Company may in the future receive notices of claims of infringement of other parties' proprietary rights. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

ASSOCIATES

At September 30, 1996, the Company had 327 full-time associates. The Company's success has been, and will be, dependent to a large degree on its ability to retain the services of its existing executive officers and to attract and retain qualified additional senior and middle managers and key personnel in the future. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results. None of the Company's associates is subject to collective bargaining agreements or is represented by a union. The Company considers its relations with its associates to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

NAME                          AGE  POSITION

David R. Ewing................ 40  Senior Vice President, E*TRADE
                                   Technologies and Chief Information Officer
Wayne H. Heldt................ 56  Vice President and Managing
                                   Director, International Affairs
Kathy Levinson................ 41  Executive Vice President, Operations;
                                   President and Chief Operating Officer,
                                   E*TRADE Securities, Inc.
Rebecca L. Patton............. 41  Senior Vice President, Marketing and
                                   Communications
Stephen C. Richards........... 42  Senior Vice President, Finance and
                                   Administration, Chief Financial Officer
                                   and Treasurer; Chief Financial Officer
                                   of E*TRADE Securities, Inc.

David R. Ewing has served as Senior Vice President, E*TRADE Technologies since August 1996, Senior Vice President of Systems from May 1996 to August 1996, Chief Information Officer of E*TRADE Group, Inc., since May 1996 and Vice President since September 1995. From 1994 to September 1995, Mr. Ewing served as President of Vital Business Solutions, Inc., a company that provides information systems consulting services. From September 1990 to September 1994, Mr. Ewing served as Director of Information Systems at Nellcor Puritan Bennett, Inc., a manufacturer of critical care monitoring components. Prior to that, Mr. Ewing served as a Manager in the Information Technology practice at Price Waterhouse and as a Manager in the Information Systems Division at Charles Schwab.

Wayne H. Heldt has been Vice President and Managing Director, International Affairs for E*TRADE Group, Inc. since May 1996 and has served as a director of E*TRADE Securities, Inc. since January 1995. Mr. Heldt joined the Company in June 1993 as Vice President of Operations of E*TRADE Group, Inc., served as President and Chief Operating Officer from October 1993 to July 1995, and served on the Board of Directors from November 1993 to April 1996. Mr. Heldt has also served in various positions with E*TRADE Securities, Inc. and E*TRADE Capital, including Chairman of the Board and Chief Executive Officer, from May 1993 to June 1996. From 1986 to April 1993, Mr. Heldt served as Executive Vice President and Chief Operating Officer of Reynolds, Kendrick, Stratton, Inc., a brokerage firm specializing in clearing securities transactions. He also served as President of PHASE3 Systems, Inc. from January 1983 to December 1984. Previously, he was a founding Partner of Robertson, Colman & Siebel (now Robertson, Stephens & Company) where he was Chief Financial Officer and Chief Operating Officer. Mr. Heldt received a BA in Philosophy from Westminster College.

Kathy Levinson has served as Executive Vice President of Operations for the Company since November 1996, Senior Vice President of the Company from May 1996 to November 1996 and President and Chief Operating Officer of E*TRADE Securities, Inc., since January 1996, and a director of E*TRADE Securities, Inc. since June 1996. From January 1995 to December 1995, Ms. Levinson worked as a consultant for the Company. Prior to that, Ms. Levinson worked for Charles Schwab from 1981 to October 1994, most recently serving as Senior Vice President of Custody Services and prior to that was Senior Vice President of Credit Service from 1989 to October 1994. She received a BA in Economics from Stanford University.

Rebecca L. Patton has served as Senior Vice President, Marketing and Communications of E*TRADE Group, Inc. since October 1996, and Vice President, Marketing since September 1995. From 1988 to September 1995, Ms. Patton served in a variety of management positions at Apple Computer, including Worldwide Marketing Manager of the Personal Interactive Electronics Division and Manager of Apple's PowerBook marketing group. Ms. Patton received a BA in Economics, summa cum laude, from Duke University and an MBA from Stanford University.

Stephen C. Richards joined the Company in April 1996 as Chief Financial Officer and Treasurer and, as of June 1996, Senior Vice President, Finance and Administration, and Chief Financial Officer of E*TRADE Securities, Inc. From 1984 to April 1996, Mr. Richards served in various positions at Bear Stearns & Co., Inc., an investment bank, including Managing Director and Chief Financial Officer of Correspondent Clearing. Prior to 1984, Mr. Richards served as Vice President/Deputy Controller of Becker Paribas and First Vice President/Controller of Jefferies & Company, Inc. He received a BA in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a certified public accountant.

The Company's present directors (including the director emeritus) and executive officers and their respective affiliates own approximately 51% of the outstanding Common Stock. As a result, these shareholders, if they act together, will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have veto power with respect to any shareholder action or approval requiring a majority vote. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in control of the Company.

Item 2.     PROPERTIES

The Company currently leases two spaces for its corporate offices in Palo Alto, California. The leases comprise an aggregate of 59,000 square feet and expire in December 2001. The Company established a secondary data center in Rancho Cordova, California which became fully operational in July 1996, replacing a back-up facility in Palo Alto. The Company leases an aggregate 70,000 square feet at the Rancho Cordova facility. The lease expires in July 2006. The Company believes that it has adequate space for its current needs.

Item 3.     LEGAL PROCEEDINGS

The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company's business, financial condition or operating results. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such lawsuits, claims or disciplinary actions decided adversely to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

The Company maintains insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property, hardware/software damage, and directors and officers liability. The Company believes that such insurance coverages are adequate for the purpose of its business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 1996, the following matters were submitted to E*TRADE Group, Inc. security holders for written consent:

(i)   Reincorporation in Delaware:
(a)     votes cast for: 21,662,256 shares;
(b)     votes cast against: 0 shares; and
(c)     abstentions/votes withheld: 2,300,640 shares.

(ii)  Adoption of the 1996 Stock Incentive Plan and the 1996 Stock Purchase
      Plan:
(a)     votes cast for: 21,974,676 shares;
(b)     votes cast against: 100,020 shares; and
(c)     abstentions/votes withheld: 1,888,200 shares.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

Price range of Common Stock

The Company's common stock has been quoted on the Nasdaq National Market under the symbol "EGRP" since August 16, 1996. The following table shows the high and low closing sales prices for the Common Stock of the Company for the period indicated, as reported by the Nasdaq National Market. The prices do not include retail markups, markdowns or commissions.

1996                                            High       Low
Quarter ended September 30, 1996            $13.1875   $8.3750

The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on December 13, 1996 was $11.75 per share. As of that date there were 255 holders of record of the Company's Common Stock.
The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software, services or products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation often has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

Dividends

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

Item 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                        YEARS ENDED SEPTEMBER 30,
                            --------- --------- --------- --------- ---------
                                1996      1995      1994      1993      1992
                            --------- --------- --------- --------- ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)
Revenues:
   Transaction revenues      $44,178   $20,835   $ 9,548   $ 2,158   $   327
   Net interest                4,813     1,004       302        17         -
   Computer services
   and other.                  2,604     1,501     1,055       799       521
                            --------- --------- --------- --------- ---------
     Net revenues             51,595    23,340    10,905     2,974       848
                            --------- --------- --------- --------- ---------
Cost of services:
   Cost of services           30,688    12,678     6,796     1,973       579
   Self-clearing
   start-up costs              2,240       141        --        --        --
                            --------- --------- --------- --------- ---------
     Total cost of services   32,928    12,819     6,796     1,973       579
                            --------- --------- --------- --------- ---------
Operating expenses:
   Selling and marketing       7,600     2,466       998       282       116
   Technology development      2,792       943       335       216       176
   General and administrative  9,658     2,803     2,532       400       260
                            --------- --------- --------- --------- ---------
     Total operating
     expenses                 20,050     6,212     3,865       898       552
                            --------- --------- --------- --------- ---------
     Total cost of services
     and operating expenses   52,978    19,031    10,661     2,871     1,131
                            --------- --------- --------- --------- ---------
Pre-tax income (loss)         (1,383)    4,309       244       103      (283)
Income tax expense (benefit)    (555)    1,728      (541)        4         2
                            --------- --------- --------- --------- ---------
     Net income (loss)       $  (828)  $ 2,581   $   785   $    99   $  (285)
                            ========= ========= ========= ========= =========
     Net income (loss)
     per share               $ (0.03)  $  0.10   $  0.03   $    --   $ (0.01)
                            ========= ========= ========= ========= =========
Shares used to compute per
share data                    28,564    26,481    26,186    26,677    24,828
                            ========= ========= ========= ========= =========

                                              SEPTEMBER 30,
                            --------- --------- --------- --------- ---------
                                1996      1995      1994      1993      1992
                            --------- --------- --------- --------- ---------
CONSOLIDATED BALANCE SHEET DATA (in thousands):
Cash and equivalents          $14,641   $ 9,624   $  692    $   36    $   48
Total assets                  294,881    14,164    2,163       728       226
Long-term obligations              22        45       64     1,310     1,165
Shareholders'
equity (deficiency)            69,304    11,148      (92)     (788)   (1,107)
                            ========= ========= ========= ========= =========

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K.

OVERVIEW

E*TRADE is a leading provider of cost-effective, secure online investing services. Founded in 1982, the Company operated initially as a service bureau, providing automated online securities transaction services to various brokerage firms, including Fidelity Brokerage Services, Inc., Quick & Reilly and, through an agreement with Bank of America, Charles Schwab. In 1992, the Company formed E*TRADE Securities and began to offer retail investing services and account information 24 hours a day, seven days a week.

The Company's revenues consist principally of transaction revenues, which include securities brokerage commissions and payments based on order flow (described below), interest and certain other fees related to the Company's product offerings. The Company has experienced substantial growth in its revenues since the inception of E*TRADE Securities. At the end of fiscal 1992, the Company was processing slightly over 100 transactions per day. By the fourth quarter of fiscal 1996, the Company's average daily transaction volume had grown to 7,500. Although increases in the overall activity in the securities markets have contributed to the Company's growth, the Company believes that its growth has also been due to the success of its advertising campaigns in bringing brand name recognition to the E*TRADE name, the launch of Internet access to E*TRADE and the continuing successful integration of new product developments.

The Company uses other broker-dealers to execute its customers' orders and, in recent years, has derived a significant portion of its revenues from these broker-dealers for such order flow. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by the Company to its customers. The revenues received by the Company under these arrangements for fiscal years 1996 and 1995 amounted to 22% and 20% of total revenues, respectively. There can be no assurance that these revenues will continue at their present levels or that the Company will be able to continue its present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on the Company's business, financial condition and operating results.

The Company is making significant investments in systems technology and has established a secondary site in Rancho Cordova, California, which became fully functional in July 1996. This new facility supports systems, network and transaction redundancy between the Company's Palo Alto and Rancho Cordova locations, thereby providing an operational system in the event of a service interruption at either facility. The Company also is making significant investments in its customer service department. The Company's customer service capacity has been strained at times. Through significant investments in technology and personnel, the Company continues to address its growing customer service needs.

The Company implemented self-clearing operations in July 1996. Prior to this time, the Company cleared all of its customer transactions as a fully-disclosed correspondent of Herzog. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. In the first quarter of fiscal 1996, the Company began hiring associates to perform these functions. As a consequence, the Company incurred significant non-recurring costs associated with the hiring and training of its associates, as well as systems integration costs. The Company continued to incur expenses for clearing operations performed by Herzog through June 1996. The Company believes that its conversion to self-clearing was a strategic investment in the Company's future that will allow the Company to realize significant future savings, although there can be no assurance in that regard.

The Company now assumes direct responsibility for the possession and control of customer securities and other customer assets and the clearance of customers' securities transactions. Having this responsibility requires the Company to record on its balance sheet the customer receivables and customer payables to the Company that are a result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customers' margin accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained by the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company must obtain financing for any excess debit balance. As a result, effective upon its conversion to self-clearing, the Company recorded receivables from customers, payables to customers and collateralized bank loans, which has had a significant effect on the Company's total assets and total liabilities. The Company recorded receivables from customers, brokers, dealers and clearing organizations of $193 million and payables to customers, brokers, dealers and clearing organizations of $219 million as of September 30, 1996. In connection with the transition to self-clearing, the Company obtained bank financing to finance its customer balances. The Company also contracted with a third-party service bureau, BETA Systems, for its customer record keeping and data processing services, having previously relied on Herzog for these services.

The Company's transaction revenues have grown from $9.5 million in fiscal 1994 to $44.2 million in fiscal 1996. Transaction revenues include securities brokerage transactions and, since late fiscal 1994, payments for order flow. Interest revenues, net of interest expense, have grown from $302,000 in fiscal 1994 to $4.8 million in fiscal 1996. The Company previously participated in the interest spread on its customer debit and credit balances through its clearing agreement with Herzog but is no longer subject to that agreement as a result of the change to self-clearing. Consequently, the Company now has greater control over interest rates charged to customers for debit balances and interest rates paid for credit balances. The Company began receiving fees on its customers' assets invested in money market funds in September 1994, which were shared with Herzog until the change to self-clearing. Computer service and other revenues have grown from $1.1 million in fiscal 1994 to $2.6 million in fiscal 1996. Computer service revenues are comprised primarily of fees for the time customers are connected to the Company online. Other revenues represent the Company's return on its investment in Roundtable Partners LLC, a consortium of broker-dealers that provides the Company with alternative broker-dealers through which to route its customers' orders for execution. The Company also participates in the operating results of Roundtable Partners LLC as an equity owner.

The Company's cost of services has grown from $6.8 million in fiscal 1994 to $32.9 million in fiscal 1996. Cost of services includes clearing fees paid to the Company's former clearing broker, system maintenance and communication expenses and expenses related to the Company's operations and customer service activities.

Selling and marketing expenses have grown from $1.0 million in fiscal 1994 to $7.6 million in fiscal 1996 and consist primarily of the costs associated with the actual advertising placement expenses as well as the creative development of advertising.

Technology development expenses have grown from $335,000 in fiscal 1994 to $2.8 million in fiscal 1996 and consist of payroll and consulting costs associated with the development and enhancement of the Company's product offerings.

General and administrative expenses have grown from $2.5 million in fiscal 1994 to $9.7 million in fiscal 1996 and consist primarily of facilities costs, equipment and maintenance expenses, as well as corporate management costs, including accounting, human resources, compliance and other administrative expenses.

The Company has experienced substantial changes in and expansion of its business and operations since it began offering online investing services in 1992 and Internet investing services in February 1996 and expects to continue to experience periods of rapid change. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial and other resources. Competition for highly qualified senior managers and technical personnel is intense. If the Company fails to attract, assimilate and retain such personnel, there would be a material adverse effect on the Company's business, financial condition and operating results.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues represented by certain items on the Company's consolidated statements of operations for the following years ended September 30:

                                           1996         1995         1994
                                          -----        -----        -----
Revenues:
  Transaction revenues                     85.6%        89.3%        87.6%
  Net interest                              9.3          4.3          2.7
  Computer services and other               5.1          6.4          9.7
                                          -----        -----        -----
    Net revenues                          100.0        100.0        100.0
                                          -----        -----        -----
Cost of services:
  Cost of services                         59.5         54.3         62.3
  Self-clearing start-up costs              4.3          0.6           --
                                          -----        -----        -----
    Total cost of services                 63.8         54.9         62.3
                                          -----        -----        -----
Operating expenses:
  Selling and marketing                    14.8         10.6          9.2
  Technology development                    5.4          4.0          3.1
  General and administrative               18.7         12.0         23.2
                                          -----        -----        -----
    Total operating expenses               38.9         26.6         35.5
                                          -----        -----        -----
    Total cost of services and operating
    expenses                              102.7         81.5         97.8
                                          -----        -----        -----
Pre-tax income (loss)                      (2.7)        18.5          2.2
Income tax expense (benefit)               (1.1)         7.4         (5.0)
                                          -----        -----        -----
    Net income (loss)                      (1.6)%       11.1%         7.2%
                                          =====        =====        =====

Fiscal Years Ended September 30, 1996, 1995 and 1994

Revenues

Transaction revenues were $44.2 million in fiscal 1996, an increase of 112% compared to $20.8 million in fiscal 1995 and $9.5 million in fiscal 1994. Of these amounts, payments for order flow were $11.4 million in fiscal 1996, an increase of 148% compared to $4.6 million in fiscal 1995. The increases in transaction revenues were primarily the result of higher security transaction volumes over both periods and the initiation of order flow rebates in early fiscal 1995, offset in part by reductions in the commission rates charged for certain transactions. The average revenue per securities transaction was $27.81 in fiscal 1996, $31.61 in fiscal 1995 and $29.68 in fiscal 1994.

Net interest revenue was $4.8 million in fiscal 1996, an increase of 379% compared to $1.0 million in fiscal 1995 and $302,000 in fiscal 1994. These increases were primarily due to average customer margin debt of $124.4 million in fiscal 1996, an increase of 164% compared to $47.1 million in fiscal 1995 and $25.3 million in fiscal 1994; average customer free credit balances of $85.2 million in fiscal 1996, an increase of 492% compared to $14.4 million in fiscal 1995 and $10.1 million in fiscal 1994; and average customer money market fund balances of $290.7 million in fiscal 1996, an increase of 100% compared to $145.0 million in fiscal 1995 and $80.0 million in fiscal 1994.

Computer services and other revenues were $2.6 million in fiscal 1996, an increase of 73% compared to $1.5 million in fiscal 1995 and $1.1 million in fiscal 1994. The increase in computer services and other revenues is primarily due to the increase in the amount of connect time used by customers over both periods.

Cost of  Services

Total cost of services was $32.9 million in fiscal 1996, an increase of 157% compared to $12.8 million in fiscal 1995 and $6.8 million in fiscal 1994. These increases were largely attributable to the increase in the number of transactions processed by the Company and an increase in customer service inquiries.

Self-clearing start-up costs were $2.2 million in fiscal 1996 compared to $141,000 in fiscal 1995. The Company incurred these expenses as it continued to hire associates and utilize consultants in preparation for the conversion to self-clearing, which occurred in July 1996. The Company does not anticipate incurring additional conversion costs in fiscal 1997.

Operating Expenses

Selling and marketing expenses were $7.6 million in fiscal 1996, an increase of 208% compared to $2.5 million in fiscal 1995 and $1.0 million in fiscal 1994. These increases reflect the increased expenditures for advertising placements, creative development and collateral materials. In fiscal 1996 there were additional costs attributed to the launch of the Company's Web site and associated advertising campaign.

Technology development expenses were $2.8 million in fiscal 1996, an increase of 196% compared to $943,000 in fiscal 1995 and $335,000 in fiscal 1994. These increases are attributable to the costs associated with enhancing the Company's existing product offerings. In fiscal 1996 there were additional costs associated with the Company's development efforts for the launch of the Web site and the design and implementation of the Company's secondary data center in Rancho Cordova, California.

General and administrative expenses were $9.7 million in fiscal 1996, an increase of 240% compared to $2.8 million in fiscal 1995 and $2.5 million in fiscal 1994. The increase in fiscal 1996 was the result of increased costs associated with personnel additions, a $3.1 million increase in customer claims and bad debt reserves, a relocation to larger facilities and an increased use of consultants by the Company. The increase in fiscal 1995 was the result of additional expenses incurred for customer bad debts, claims resulting from a systems failure in the third quarter of fiscal 1995 and increases in the number of corporate associates needed to accommodate the growth experienced by the Company during the year. These increases were partially offset by claims the Company settled in the amount of $850,000 made by its former clearing broker in fiscal 1994.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents federal and state income taxes at an effective rate of 40.1% for both fiscal 1996 and 1995. The Company recorded a net income tax benefit of $541,000 in fiscal 1994, due to full recognition of net operating loss carryforwards generated in prior years.

VARIABILITY OF RESULTS

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions.

Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its activities through cash provided by operations, the private placement of Preferred Stock and, to a lesser extent, equipment financing. In August 1996, the Company completed an initial public offering of its Common Stock resulting in net proceeds to the Company of approximately $46.4 million. In September 1995, the Company privately placed $12.3 million of convertible Preferred Stock, of which $3.8 million was used to repurchase and retire outstanding Common Stock from existing shareholders. In April 1996, the Company sold an additional 20,336 shares of convertible Preferred Stock for $2.8 million. In June 1996, the Company sold an additional 11,180 shares of convertible Preferred Stock for $9.0 million. All of the Company's Preferred Stock converted to Common Stock upon completion of the Company's initial public offering.

In May 1996, the Company obtained $100 million in authorized financing, to be collateralized by customer securities, which became available in July 1996 upon completion of its conversion to self-clearing. There were no borrowings outstanding under these lines at September 30, 1996. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing for the Company's stock loan activities.

The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

Cash used in operating activities was $7.9 million for fiscal 1996 primarily as a result of the recording of $7.3 million in customer accounts and statutorily required segregated balances subsequent to the operational change of conversion to self-clearing of security transactions in July 1996.

Cash used in investing activities was $45.7 million for fiscal 1996 primarily as a result of the investment of the proceeds from the initial public offering and the Company's continued investment in technological infrastructure and the new backup facility in Rancho Cordova.

Cash provided by financing activities was $58.6 million for fiscal 1996 due to proceeds from the initial public offering and private offerings offset by the repayment of long-term debt.

The Company expects that it will have $20.0 million of capital expenditures during the fiscal year ending September 30, 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company is required to adopt SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in fiscal 1997. SFAS No. 121 establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The Company does not expect SFAS No. 121 to have a material effect on its consolidated financial statements.

The Company is also required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair-value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net income or cash flows.

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






Index to Consolidated Financial Statements

Independent Auditors' Report......................................... 37


Consolidated Balance Sheets, September 30, 1996 and 1995............. 38


Consolidated Statements of Operations for years ended

      September 30, 1996, 1995 and 1994.............................. 39

Consolidated Statements of Shareholders' Equity for years

      ended September 30, 1996, 1995 and 1994........................ 40

Consolidated Statements of Cash Flows for years ended

      September 30, 1996, 1995 and 1994.............................. 41

Notes to Consolidated Financial Statements........................... 42

Schedules


All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Independent Auditors' Report

To the Board of Directors and Shareholders of E*TRADE Group, Inc.:

     We have audited the accompanying consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

San Jose, California
November 22, 1996

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                       September 30,
                                                 1996                 1995
                                        -------------        -------------
ASSETS

Current assets:
 Cash and equivalents                    $ 14,641,000         $  9,624,000
 Cash and investments required to
 be segregated under Federal or
 other regulations                         35,500,000                    -
 Investment securities                     35,003,000                    -
 Brokerage receivables - net              193,228,000            1,936,000
 Other assets                               2,203,000              470,000
                                         ------------         ------------
  Total current assets                    280,575,000           12,030,000

Property and equipment--net                 9,228,000            1,458,000
Equity investment                           2,860,000              676,000
Other assets                                2,218,000                    -
                                         ------------         ------------
TOTAL                                    $294,881,000         $ 14,164,000
                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Brokerage payables                      $219,483,000         $          -
 Income taxes payable                               -              602,000
 Accounts payable,
 accrued liabilities and other              6,072,000            2,369,000
                                         ------------         ------------
  Total current liabilities               225,555,000            2,971,000
Long-term portion of capital leases            22,000               45,000
                                         ------------         ------------
  Total liabilities                       225,577,000            3,016,000
                                         ------------         ------------
COMMITMENTS AND CONTINGENCIES
(NOTES 8 AND 9)
SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par: shares
 authorized, 1,000,000; Series A: 800,000
 shares designated; shares issued and
 outstanding: 1996, none; 1995, 100,000             -                1,000
Common stock, $.01 par: shares authorized,
 50,000,000; shares issued and
 outstanding: 1996, 29,539,147;
 1995, 14,890,980                             295,000              149,000
Additional paid-in capital                 68,738,000            9,899,000
Retained earnings                             271,000            1,099,000
  Total shareholders' equity               69,304,000           11,148,000
                                         ------------         ------------
TOTAL                                    $294,881,000          $14,164,000
                                         ============         ============

See Notes to Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
                                                 Years Ended
                                                 September 30,
                                        1996         1995         1994
                                     -----------  -----------  -----------
REVENUES:
 Transaction revenues                $44,178,000  $20,835,000   $9,548,000
 Interest, net of interest expense
      of $2,224,000; $83,000;
      and $106,000 in 1996, 1995,
      and 1994, respectively           4,813,000    1,004,000      302,000
 Computer services and other           2,604,000    1,501,000    1,055,000
                                     -----------  -----------  -----------
  Net revenues                        51,595,000   23,340,000   10,905,000
                                     -----------  -----------  -----------
COST OF SERVICES:
 Cost of services                     30,688,000   12,678,000    6,796,000
 Self-clearing start-up costs          2,240,000      141,000            -
                                     -----------  -----------  -----------
  Total cost of services              32,928,000   12,819,000    6,796,000
                                     -----------  -----------  -----------
OPERATING EXPENSES:
 Selling and marketing                 7,600,000    2,466,000      998,000
 Technology development                2,792,000      943,000      335,000
 General and administrative            9,658,000    2,803,000    2,532,000
  Total operating expenses            20,050,000    6,212,000    3,865,000
                                     -----------  -----------  -----------
  Total cost of services and
     operating expenses               52,978,000   19,031,000   10,661,000
                                     -----------  -----------  -----------
PRE-TAX INCOME (LOSS)                 (1,383,000)   4,309,000      244,000
INCOME TAX EXPENSE (BENEFIT)            (555,000)   1,728,000     (541,000)
                                     -----------  -----------  -----------
NET INCOME (LOSS)                    $  (828,000) $ 2,581,000  $   785,000
                                     -----------  -----------  -----------
Net income (loss) per share          $     (0.03) $      0.10  $      0.03
                                     -----------  -----------  -----------
Weighted average number of common and
 common equivalent shares outstanding 28,564,000   26,481,000   26,186,000

See Notes to Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity

                                                                                            Total
                    Preferred Stock       Common Stock      Additional    Retained  Shareholders'
                                                              Paid-In     Earnings         Equity
                    Shares   Amount      Shares   Amount      Capital     (Deficit)  (Deficiency)
                   --------- ------- ----------- -------- ------------ ------------ -------------
BALANCE,
OCTOBER 1, 1993                      15,498,180 $155,000  $ 1,325,000  $(2,267,000)  $  (787,000)
 Net income                                                                785,000       785,000
 Issuance of common
 stock                                  380,520    4,000      159,000                    163,000
 Exercise of stock
 warrants                             1,235,940   12,000      (12,000)                         -
 Repurchase of
 common stock                        (2,160,240) (22,000)    (231,000)                  (253,000)
                   --------- ------- ----------- -------- ------------ ------------ -------------
BALANCE,
SEPTEMBER 30, 1994                   14,954,400  149,000    1,241,000   (1,482,000)      (92,000)
 Net income                                                              2,581,000     2,581,000
 Issuance of Series A
 preferred stock     100,000  $1,000                       12,299,000                 12,300,000
 Exercise of stock
 warrants                             1,293,120   13,000            -                     13,000
 Exercise of stock
 options                                497,100    5,000      141,000                    146,000
 Repurchase of
 common stock                        (1,853,640) (18,000)  (3,782,000)                (3,800,000)
                   --------- ------- ----------- -------- ------------ ------------ -------------
BALANCE,
SEPTEMBER 30, 1995   100,000   1,000 14,890,980  149,000    9,899,000    1,099,000    11,148,000
 Net loss                                                                 (828,000)     (828,000)
 Issuance of Series B
 preferred stock,
 net of issuance
 costs                20,336       -                        2,837,000                  2,837,000
 Issuance of Series C
 preferred stock,
 net of issuance
 costs                11,180       -                        8,950,000                  8,950,000
 Initial public
 offering                             5,026,550   50,000   46,352,000                 46,402,000
 Conversion of
 preferred stock    (131,516) (1,000) 7,890,960   79,000      (78,000)                         -
 Exercise of stock
 warrants, including
 tax benefit                            403,080    4,000      286,000                    290,000
 Exercise of stock options,
   including tax benefit              1,320,060   13,000      472,000                    485,000
 Issuance of common
 stock for services                       7,517        -       20,000                     20,000
                   --------- ------- ----------- -------- ------------ ------------ -------------
BALANCE,
SEPTEMBER 30, 1996         -       - 29,539,147 $295,000  $68,738,000  $   271,000   $69,304,000
                   ========= ======= =========== ======== ============ ============ =============

See Notes to Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                       Years Ended
                                                      September 30,
                                             1996         1995         1994
                                     ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                     $ (828,000)  $2,581,000   $  785,000
 Noncash items included in net
 income (loss):
  Deferred income taxes                  (487,000)     303,000     (589,000)
  Issuance of common stock for
  services                                 20,000            -            -
  Depreciation and amortization           876,000      230,000       65,000
  Equity income from investment          (228,000)    (353,000)           -
  Interest converted to
  long-term notes payable                       -       67,000       87,000
  Loss on the disposal of
  office equipment                         87,000            -            -
 Net effect of changes in:
  Brokerage receivables              (191,292,000)  (1,437,000)    (203,000)
  Cash and investments required
  to be segregated under Federal
  or other regulations                (35,500,000)           -            -
  Other assets                         (3,112,000)    (113,000)      97,000
  Brokerage payables                  219,483,000            -            -
  Accounts payable, accrued
  liabilities and other                 3,101,000    2,095,000      649,000
                                     ------------ ------------ ------------
Net cash provided by (used in)
operating activities                   (7,880,000)   3,373,000      891,000
                                     ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment    (8,733,000)  (1,375,000)    (124,000)
 Purchase of equity investment         (2,000,000)           -            -
 Purchase of investment securities   (337,073,000)    (504,000)           -
 Sale/maturity of investment
 securities                           302,070,000            -            -
 Distributions received from
 equity investment                         44,000      181,000            -
                                     ------------ ------------ ------------
Net cash used in
investing activities                  (45,692,000)  (1,698,000)    (124,000)
                                     ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of
 Series A preferred stock                       -   12,300,000            -
 Proceeds from issuance of
 Series B preferred stock               2,837,000            -            -
 Proceeds from issuance of
 Series C preferred stock               8,950,000            -            -
 Proceeds from issuance of
 common stock                          46,402,000            -      163,000
 Proceeds from exercise of
 stock options                            310,000      146,000            -
 Proceeds from exercise of
 stock warrants                           113,000       13,000            -
 Proceeds from long-term
 note payable                           2,500,000            -            -
 Repurchase of common stock                     -   (3,800,000)    (253,000)
 Repayment of long-term note
 payable                               (2,500,000)  (1,381,000)           -
 Repayment of capital leases              (23,000)     (21,000)     (21,000)
                                     ------------ ------------ ------------
Net cash provided by (used in)
financing activities                   58,589,000    7,257,000     (111,000)
                                     ------------ ------------ ------------
INCREASE IN CASH AND EQUIVALENTS        5,017,000    8,932,000      656,000
CASH AND EQUIVALENTS--Beginning of year 9,624,000      692,000       36,000
                                     ------------ ------------ ------------
CASH AND EQUIVALENTS--End of year     $14,641,000   $9,624,000   $  692,000
                                     ------------ ------------ ------------
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest              $ 2,013,000   $  399,000   $   18,000
  Cash paid for income taxes          $ 1,025,000   $  830,000   $   41,000

  Noncash investing and
  financing activities:
   Capital expenditures financed
   with capital leases                          -            -   $   26,000
   Tax benefit on exercise of
   non-qualified stock warrants       $   177,000            -            -
   Tax benefit on exercise of
   stock options                      $   175,000            -            -
   In August 1996, each share of
     preferred stock was converted
     into 60 shares of common stock
     automatically after the closing
     of the initial public offering

See Notes to Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation--The consolidated financial statements include
E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), E*TRADE Securities, Inc. ("E*TRADE Securities") and E*TRADE Capital, Inc. (formerly, ET Execution Services, Inc.), securities broker-dealers. The Company has two offices in California, and as of September 30, 1996, approximately 25% of E*TRADE Securities' total customer accounts were located in California. All intercompany balances and transactions have been eliminated.

Effective January 18, 1996, the shareholders of the Company approved a change in its name from Trade*Plus, Inc. to E*TRADE Group, Inc.

Transaction Revenues--The Company derives revenues from commissions and payments from other broker-dealers for order flow related to customer transactions in equity and debt securities and options. Securities transactions are recorded on a trade date basis and are executed by independent broker-dealers. Through June 1996 the Company did not receive or hold customers' securities or funds. The Company implemented self-clearing operations and took custody of securities and funds in customer accounts in July 1996.

Interest, Net of Interest Expense--Prior to July 1996, these amounts represent the Company's participation in the interest differential on its customer debit and credit balances through a contractual agreement with its former clearing broker, and fees on its customer assets invested in money market accounts. Subsequent to the implementation of self-clearing in July 1996, these amounts primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances at a rate that approximates the prevailing money market rate.

Computer services revenue represents connect time charges for direct modem access and touch-tone telephone customers. Such revenues are recorded as earned.

Depreciation and Amortization--Furniture, fixtures and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease.

Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify as internally developed software costs.

Cash Equivalents--For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations or amounts designated as trading securities) to be cash equivalents.

Cash and investments required to be segregated under Federal or other regulations consist primarily of money market funds.

Investment securities represent a portfolio of commercial paper, cash and money market funds. The cost of these investments approximates fair market value, and management has designated them as trading securities.

Equity investment represents the Company's investment in a limited liability company, Roundtable Partners LLC ("Roundtable"), which is accounted for using the equity method. The Company's return on its investment in Roundtable is included in other revenues. Roundtable is a consortium of broker-dealers.

Internally Developed Software Costs--The cost of internally developed software is capitalized and included in other assets. The costs to develop such software are capitalized when management authorizes and commits to funding a project it believes will be completed and used to perform the functions intended and the conceptual formulation, design and testing of possible software project alternatives have been completed. Internally developed software costs include payroll and consulting costs, and are amortized on a straight line basis over their estimated useful lives, generally two to three years.

Estimated Fair-Value of Financial Instruments--The Company believes the amounts presented for financial instruments on the consolidated balance sheet consisting of cash equivalents, money market funds, commercial paper, and brokerage receivables and payables to be reasonable estimates of fair-value. The Company uses available market information as of the balance sheet date and appropriate valuation methodologies in deriving amounts reported for financial instruments.

Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

Income Taxes--The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax liabilities and assets at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

Earnings Per Share--Earnings per share is based on the fully diluted weighted average number of common and common equivalent shares outstanding during the period. Pursuant to rules of the Securities and Exchange Commission, all common and common equivalent shares issued and options, warrants and other rights to acquire shares of common stock at a price less than the initial public offering price granted by the Company during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the computation of common and common equivalent shares outstanding for all periods prior to the initial public offering (see Note 6).

Recently Issued Accounting Standards--The Company is required to adopt
SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in fiscal 1997. SFAS No. 121 establishes the accounting and reporting requirements for recognizing and measuring impairment of long-lived assets to be either held and used or held for disposal. The Company does not expect SFAS No. 121 to have a material effect on its consolidated financial statements.

The Company is also required to adopt SFAS No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair-value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net income or cash flows.

On June 28, 1996, the Financial Accounting Standards Board issued SFAS
No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

Reclassifications--Certain items in prior years' financial statements have been reclassified to conform to the fiscal 1996 presentation.

2. BROKERAGE RECEIVABLES AND PAYABLES--NET

Brokerage receivables and payables--net consists of the following:

                                                 September 30,
                                           1996                1995
                                   ------------        ------------
Receivable from brokers, dealers
   and clearing organizations      $ 24,451,000        $  1,936,000
Receivable from customers (less
   allowance for doubtful
   accounts of $129,000 in 1996)    168,777,000                   -
                                   ------------        ------------
Total brokerage receivables - net  $193,228,000        $  1,936,000
                                   ============        ============
Payable to brokers, dealers and
   clearing organizations          $ 35,922,000        $          -
Payable to customers                183,561,000                   -
                                   ------------        ------------
Total brokerage payables           $219,483,000        $          -
                                   ============        ============

Receivable from and payable to brokers, dealers and clearing organizations result from the Company's trading activities on behalf of its customers. Receivable from customers represents credit extended to customers to finance their purchases of securities on margin. At September 30, 1996, credit extended to customers with respect to margin accounts was $171.3 million. Securities owned by customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying balance sheets). Payable to customers represents free credit balances and other customer funds pending completion of security transactions. The Company pays interest on certain customer credit balances (see Note 4).

3. PROPERTY AND EQUIPMENT--NET

Property and equipment--net consists of the following:

                                      SEPTEMBER 30,
                                 ----------- -----------
                                     1996       1995
                                 ----------- -----------
Furniture and fixtures           $  706,000  $  206,000
Equipment                         6,221,000   2,199,000
Leasehold improvements            4,164,000      52,000
                                 ----------- -----------
                                 11,091,000   2,457,000
Less: Accumulated depreciation
and amortization                  1,863,000     999,000
                                 ----------- -----------
Total                            $9,228,000  $1,458,000
                                 =========== ===========

4. LONG-TERM NOTES PAYABLE AND SHORT-TERM FUNDING

The Company used $2.5 million of the proceeds from the initial public offering (see Note 6) to repay a term loan with Merrill Lynch Business Financial Services, Inc. The term loan was obtained in February 1996 and was used to finance the purchase of equipment and leasehold improvements. Interest was accrued at the per annum rate equal to the sum of 2.70% over the 30-Day Commercial Paper Rate as defined. The original terms of such financing provided for the repayment of the term loan in 60 consecutive monthly installments. The term loan was collateralized by a first lien on all business assets of the Company. There was no prepayment penalty.

The principal source of financing for E*TRADE Securities' margin lending is cash balances in customers' accounts. At September 30, 1996, E*TRADE Securities was paying interest at 4.9% on $151.4 million of cash balances in customers' accounts, which were included in brokerage payables. For use in its brokerage operations, E*TRADE Securities maintains committed lines of financing totaling $100 million to provide collateral financing of customer securities. There were no borrowings outstanding under these lines at September 30, 1996.

5. INCOME TAXES

The components of income tax expense (benefit) for the years ended September 30 are as follows:

                                  1996         1995         1994
                            ----------   ----------   ----------
Current:
  Federal                   $  (66,000)  $1,030,000   $   11,000
  State                         (2,000)     395,000       37,000
                            ----------   ----------   ----------
    Total current              (68,000)   1,425,000       48,000
                            ----------   ----------   ----------
Deferred:
  Federal                     (441,000)     302,000     (563,000)
  State                        (46,000)       1,000      (26,000)
                            ----------   ----------   ----------
    Total deferred            (487,000)     303,000     (589,000)
                            ----------   ----------   ----------
Total tax expense (benefit) $ (555,000)  $1,728,000   $ (541,000)
                            ==========   ==========   ==========

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets at September 30 are as follows:

                                          1996       1995
                                    ---------- ----------
Deferred tax assets:
  Reserves and allowances           $  215,000 $  156,000
  Net operating loss carryforwards     804,000         --
  Other                                226,000    141,000
                                    ---------- ----------
    Total deferred tax assets        1,245,000    297,000
                                    ---------- ----------
Deferred tax liabilities:
  Depreciation and amortization        284,000      3,000
  Roundtable Partners LLC investment   180,000         --
  Other                                  8,000      8,000
                                    ---------- ----------
    Total deferred tax liabilities     472,000     11,000
                                    ---------- ----------
Net deferred tax asset              $  773,000 $  286,000
                                    ========== ==========

There were no valuation allowances associated with the deferred tax assets at September 30, 1996 and 1995.

The effective tax rates differed from the federal statutory rates as follows:

                                                   1996     1995     1994
                                                  ------   ------   ------
Tax expense at federal statutory rate               35.0 %   35.0 %   34.0 %
State income taxes, net of federal tax benefit       2.3      6.1      2.8
Decrease in federal income tax asset valuation
  allowance                                           --       --   (260.4)
Other                                                2.8     (1.0)     1.5
                                                  ------   ------   ------
Effective tax rate                                  40.1 %   40.1 % (222.1)%
                                                  ======   ======   ======

6. SHAREHOLDERS' EQUITY

On September 28, 1995, the Company sold 100,000 shares of Series A Preferred Stock ("Series A") to General Atlantic Partners for $12,300,000. The Company used approximately $3,800,000 of the proceeds to repurchase and retire outstanding common stock from existing shareholders.

On April 10, 1996, the Company sold 20,336 shares of Series B Preferred Stock ("Series B") to Christos Cotsakos and affiliates, Richard Braddock, and General Atlantic Partners and affiliates for $2,847,000 and incurred issuance costs of $10,000. The Company used the proceeds to provide additional working capital.

On June 6, 1996, the Company sold 11,180 shares of Series C Preferred Stock ("Series C") to SOFTBANK Holdings Inc. for $9,000,000 and incurred issuance costs of $50,000. The Company used the proceeds to provide additional regulatory net capital to ETRADE Securities.

In July 1996, the shareholders of the Company approved the re-incorporation of the Company in Delaware, an increase in the number of authorized shares of common stock to 50,000,000 and the related exchange of each share of common stock of the Company into 60 shares of common stock of the Delaware corporation. All references in the consolidated financial statements to number of shares, per share amounts and share prices of the Company's common stock were retroactively restated to reflect the increased number of common shares outstanding.

The Company executed an initial public offering under the Securities Act of 1933 resulting in the issuance by the Company of 5,026,550 shares of common stock on August 16, 1996, at a price to the public of $52.8 million. In connection with this offering, the Company incurred issuance costs of $6.4 million, including underwriting discounts and commissions.

Each share of Series A, Series B and Series C Preferred Stock was converted into 60 shares of common stock automatically upon the closing of the initial public offering under the Securities Act of 1933.

The Company's stock option plans provide for granting of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company's common stock at a price determined by the Board of Directors at the date the option is granted. The options are generally exercisable ratably over a five-year period from the date the option is granted and expire within ten years from the date of grant.

In April 1993, the shareholders of the Company approved the 1993 Stock Option Plan (the "1993 Plan"), which authorized 1,800,000 shares of the Company's common stock as available for the granting of options. In 1994, the number of authorized shares under the 1993 Plan was increased to 3,000,000. In January 1996, the authorized number of shares under the 1993 Plan was increased to 4,200,000, and in April 1996, the authorized number of shares was increased to 5,400,000.

In July 1996, the shareholders of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan") and reserved 4,000,000 shares of common stock for future grants. The 1996 Plan is divided into three components: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible employees. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date.

In July 1996, the shareholders of the Company approved the 1996 Stock Purchase Plan ("Stock Purchase Plan") and reserved 650,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value at the beginning of the two-year offering period or the end of each of the six-month purchase periods. The first purchase date under the Stock Purchase Plan will be January 31, 1997.

During 1994 and 1995, warrants that had been issued to the Company's creditors in September 1990 in connection with a restructuring agreement (the "Restructuring Warrants") to purchase 1,235,940 and 1,263,240 shares of common stock, respectively, were exercised for $210 and $206, respectively. The remaining Restructuring Warrants expired in September 1995. In January 1995, a consultant was granted a warrant to purchase 300,000 shares of the Company's common stock at $.42 per share, of which 29,880 were exercised in fiscal 1995 and the remainder in fiscal 1996.

A summary of stock option activity follows:

                                                     NUMBER OPTION PRICE
                                                  OF SHARES    PER SHARE
                                                 ---------- ------------
Outstanding at September 30, 1993                 3,210,000    $.13-$.28
Granted                                              90,000        $0.28
                                                 ---------- ------------
Outstanding at September 30, 1994                 3,300,000    $.13-$.28
Granted                                           1,776,000    $.28-$.50
Canceled                                           (876,000)   $.28-$.42
Exercised                                          (497,100)   $.13-$.50
                                                 ---------- ------------
Outstanding at September 30, 1995                 3,702,900    $.13-$.50
Granted                                           4,045,000 $2.05-$13.42
Canceled                                           (157,200) $.28-$10.50
Exercised                                        (1,320,060)   $.13-$.50
                                                 ---------- ------------
Outstanding at September 30, 1996                 6,270,640  $.13-$13.42
                                                 ========== ============

                                                      SEPTEMBER 30,
                                           ----------  ----------  ----------
                                              1996        1995        1994
                                           ----------  ----------  ----------
Options available for grant                 3,184,100     900,000   1,800,000
Options exercisable                           959,040   1,490,000   1,230,000

In the opinion of management, exercise prices of stock options, warrants and common stock issued to employees and consultants were not less than the fair market value of the common stock at the time of grant or issuance. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation expense has been recognized. Estimates of the fair value of the common stock at the grant or issuance date are based solely on management's opinion. Independent appraisals of the Company's common stock were not obtained.

The Company has a 401(k) salary deferral program, which became effective on January 1, 1995, for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total Company contribution expense for the years ended September 30, 1996, 1995 and 1994 was $52,000, $6,000 and $0, respectively.

7. REGULATORY REQUIREMENTS

E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At September 30, 1996, E*TRADE Securities had net capital of $17,117,000 (9.2% of aggregate debit balances), which was $13,414,000 in excess of its required net capital of $3,703,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

8. LEASE ARRANGEMENTS

The Company leases equipment under capital leases expiring through fiscal 1999. Future minimum lease payments under capital leases as of September 30, 1996, are as follows:

Year ending September 30:
   1997                                                             $27,000
   1998                                                              20,000
   1999                                                               2,000
                                                                   --------
Total minimum lease payments                                         49,000
Less: Amount representing interest                                    5,000
                                                                   --------
Present value of minimum lease payments                             $44,000
                                                                   ========

The Company has three non-cancelable operating leases for office facilities through 2006 and operating leases for equipment through 2001. Future minimum rental commitments under these leases at September 30, 1996, are as follows:

Year ending September 30:
 1997                                                           $ 6,462,000
 1998                                                             6,534,000
 1999                                                             5,502,000
 2000                                                             2,158,000
 2001                                                             2,043,000
 Thereafter                                                       2,912,000

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1996, 1995 and 1994 was approximately $2,441,000, $344,000 and $169,000, respectively.

9. COMMITMENTS, CONTINGENT LIABILITIES AND OTHER INFORMATION

The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations. During the year ended September 30, 1994, the Company settled claims made by its former clearing broker. The total amount of this settlement was $850,000 and is included in general and administrative expenses. In connection with the settlement agreement, the Company repurchased all shares of its common stock owned by its former clearing broker at the date of the settlement for $253,000, which represented their estimated fair market value.

In March 1996, the Company entered into a five-year employment agreement with a key executive officer. The employment agreement provides for, among other things, an annual base salary which is subject to adjustment based on the Company's performance and a severance payment up to $1,250,000 in the event of termination of employment under certain defined circumstances.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND
CONCENTRATIONS OF CREDIT RISK

The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer's account. As customers write option contracts or sell securities short, the Company may incur losses if the customers do not fulfill their obligations and the collateral in customer accounts is not sufficient to fully cover losses which customers may incur from these strategies. To control this risk, the Company monitors required margin levels daily, and customers are required to deposit additional collateral, or reduce positions, when necessary.

Through its broker-dealer subsidiaries, the Company loans securities temporarily to other brokers in connection with its securities lending activities. The Company receives cash as collateral for the securities loaned. Increases in security prices may cause the market value of the securities loaned to exceed the amount of cash received as collateral. In the event the counterparty to these transactions does not return the loaned securities, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by requiring credit approvals for counterparties, by monitoring the market value of securities loaned on a daily basis and by requiring deposits of additional cash as collateral when necessary.

The Company is obligated to settle transactions with brokers and/or other financial institutions even if its customers fail to meet their obligations to the Company. Customers are required to complete their transactions on settlement date, generally three business days after trade date. If customers do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring that customers deposit cash and/or securities into their account prior to placing an order.

The Company may at times maintain inventories in equity securities on both a long and short basis. While long inventory positions represent the Company's ownership of securities, short inventory positions represent obligations of the Company to deliver specified securities at a contracted price, which may differ from market prices prevailing at the time of completion of the transaction. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked to market daily and are continuously monitored by the Company.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant."

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Consolidated Financial Statements and Financial Statement Schedules.

  See "Item 8. Financial Statements and Supplementary Data."

(b) Reports on Form 8-K.

  None

(c) Exhibits.

Exhibit
Number  Document Description

   3.1  Restated Certificate of Incorporation.  (Incorporated by reference to
        Exhibit 3.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

   3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

   4.1  Specimen of Common Stock Certificate.  (Incorporated by reference to
        Exhibit 4.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

   4.2  Reference is hereby made to Exhibits 3.1 and 3.2.

 *10.1 Underwriting Agreement dated August 15, 1996, by and among the Company, Robertson, Stephens & Company LLC, Hambrecht & Quist LLC, Deutsche Morgan Grenfell/C. J. Lawrence Inc., and the Selling Stockholders named therein.

 #10.2 Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.3 1983 Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.4 1993 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.5  1996 Stock Incentive Plan.  (Incorporated by reference to
        Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration Statement No. 333-12503.)

 #10.6 401(k) Plan. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.7  1996 Stock Purchase Plan.  (Incorporated by reference to
        Exhibit 99.13 of the Company's Registration Statement on Form S-8, Registration Statement No. 333-12503.)

 #10.8 Employee Bonus Plan. (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.9 Lease of premises at Four Embarcadero Place, 2400 Geng Road, Palo Alto, California. (Incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.10 Lease of premises at 10951 White Rock Road, Rancho Cordova, California. (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.11 Employment Agreement dated March 15, 1996, by and between Christos M.
        Cotsakos and the Registrant. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.12 Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.13 Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 +10.14 BETAHOST Master Subscription Agreement between E*TRADE Securities,
        Inc. and BETA Systems Inc. dated June 27, 1996. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.15 Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995. (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.16 Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996. (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.17 Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996. (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.18 Stockholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Stockholders named therein dated September 28, 1995 (the
        "Stockholders Agreement").  (Incorporated by reference to
        Exhibit 10.20 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.19 Supplement No. 1 to Stockholders Agreement dated as of April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

  10.20 Stockholders Agreement Supplement and Amendment dated as of June 6, (Incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 #10.21 Consulting Agreement between the Registrant and George Hayter dated as of June 7, 1996. (Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 *11.1  Statement regarding computation of per share earnings.

  21.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)

 *23.1  Consent of Independent Auditors.

 *27.1 Financial Data Schedule as of and for the year ended September 30, 1996.

 *Filed herewith
 #Management Contract, Compensatory Plan or Arrangement
 +Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    E*TRADE Group, Inc.

                                    By   /s/ CHRISTOS M. COTSAKOS
                                    -----------------------------
                                    Christos M. Cotsakos
                                    President, Chief Executive
                                    Officer and Director

Dated:  December 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                  Date
     --------------------     --------------------------   -----------------
/s/  CHRISTOS M. COTSAKOS     President, Chief Executive   December 23, 1996
     ---------------------    Officer and Director
     Christos M. Cotsakos     (principal executive officer)

/s/  STEPHEN C. RICHARDS      Senior Vice President,       December 23, 1996
     ---------------------    Finance and Administration, Chief
     Stephen C. Richards      Financial Officer and Treasurer;
                              Chief Financial Officer of E*TRADE
                              Securities, Inc. (principal financial
                              and accounting officer)

/s/  WILLIAM A. PORTER        Chairman of the Board        December 23, 1996
----------------------
     William A. Porter

/s/  RICHARD S. BRADDOCK      Director                     December 23, 1996
------------------------
     Richard S. Braddock
/s/  WILLIAM E. FORD          Director                     December 23, 1996
------------------------
     William E. Ford
/s/  GEORGE HAYTER            Director                     December 23, 1996
------------------------
     George Hayter
/s/  KEITH PETTY              Director                     December 23, 1996
------------------------
     Keith Petty
/s/  LEWIS E. RANDALL         Director                     December 23, 1996
------------------------
     Lewis E. Randall
/s/  LESTER C. THUROW         Director                     December 23, 1996
------------------------
     Lester C. Thurow