Form 10-Q
period 1996-12-31
E TRADE GROUP INC
filed 1997-02-14
CIK 1015780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996

Commission File Number: 1-11921

E*TRADE Group, Inc.

(Exact name of registrant as specified in its charter)

          Delaware                                94-2844166

(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

Four Embarcadero Place, 2400 Geng Rd. Palo Alto, CA 94303
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code: (415) 842-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 7, 1997 the number of shares outstanding of the registrant's common stock was 29,605,207.

E*TRADE Group, Inc.
Form 10-Q Quarterly Report
For the Quarter Ended December 31, 1996

Table of Contents

Part I - Financial Information:

  Item 1.  Financial Statements

           Consolidated Statements of Operations                      3
           Consolidated Balance Sheets                                4
           Consolidated Statements of Cash Flows                      5
           Notes to Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        7

Part II- Other Information:

  Item 1.  Legal Proceedings                                         10
  Item 2.  Changes in Securities                                     10
  Item 3.  Defaults Upon Senior Securities                           10
  Item 4.  Submission of Matters to a Vote of Security Holders       10
  Item 5.  Other Information                                         10
  Item 6.  Exhibits and Reports on Form 8-K                          10

  Signatures                                                         11

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS In addition to the historical information contained throughout this interim report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions. The Company disclaims any obligation to update its forward-looking statements.

 Part I. Financial Information

Item 1. Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                     ------------------------
                                                        1996          1995
                                                     -----------  -----------
Revenues:
  Transaction revenues                               $20,372,000  $ 7,329,000
  Interest, net of interest
    expense of $2,297,000 and
    $3,000 in fiscal 1997 and
    1996, respectively                                 3,854,000      593,000
  Computer services and other                            797,000      506,000
                                                     -----------  -----------
       Net revenues                                   25,023,000    8,428,000
                                                     -----------  -----------
Cost of services:
  Cost of services                                    13,278,000    4,523,000
  Self-clearing start-up costs                                 -      166,000
                                                     -----------  -----------
       Total cost of services                         13,278,000    4,689,000
                                                     -----------  -----------
Operating expenses:
  Selling and marketing                                3,128,000    1,127,000
  Technology development                               1,567,000      253,000
  General and administrative                           3,162,000      892,000
                                                     -----------  -----------
       Total operating expenses                        7,857,000    2,272,000
                                                     -----------  -----------
       Total cost of services and
          operating expenses                          21,135,000    6,961,000
                                                     -----------  -----------
Pre-tax income                                         3,888,000    1,467,000
Income tax expense                                     1,628,000      589,000
                                                     -----------  -----------
Net income                                           $ 2,260,000  $   878,000
                                                     ===========  ===========
Net income per share                                 $      0.07  $      0.03
                                                     ===========  ===========
Weighted average number of common and
  common equivalent shares outstanding                33,374,000   26,811,000

See Notes to Consolidated Financial Statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                  December 31, September 30,
                                                          1996          1996
                                                  ------------  ------------
                                                   (Unaudited)
                      ASSETS
Current assets:
 Cash and equivalents                             $ 13,414,000  $ 14,641,000
 Cash and investments required to be segregated
    under Federal or other regulations              47,000,000    35,500,000
 Investment securities                              31,458,000    35,003,000
 Brokerage receivables - net                       251,599,000   193,228,000
 Other assets                                        1,089,000     2,203,000
                                                  ------------  ------------
   Total current assets                            344,560,000   280,575,000
Property and equipment - net                         9,632,000     9,228,000
Equity investment                                    2,984,000     2,860,000
Other assets                                         5,965,000     2,218,000
                                                  ------------  ------------
   Total assets                                   $363,141,000  $294,881,000
                                                  ============  ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Brokerage payables                               $282,598,000  $219,483,000
 Income taxes payable                                  383,000             -
 Accounts payable, accrued liabilities and other     8,685,000     6,072,000
                                                  ------------  ------------
   Total current liabilities                       291,666,000   225,555,000
Long-term portion of capital leases                     12,000        22,000
                                                  ------------  ------------
   Total liabilities                               291,678,000   225,577,000
                                                  ------------  ------------

Shareholders' equity:
Common stock, $.01 par: shares authorized, 50,000,000;
 shares issued and outstanding:
 December 1996, 29,545,147;
 September 1996, 29,539,147                            295,000       295,000
Additional paid-in capital                          68,637,000    68,738,000
Retained earnings                                    2,531,000       271,000
                                                  ------------  ------------
   Total shareholders' equity                       71,463,000    69,304,000
                                                  ------------  ------------
   Total liabilities and shareholders' equity     $363,141,000  $294,881,000
                                                  ============  ============

See Notes to Consolidated Financial Statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                       Three Months Ended
                                                          December 31,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------- -------------
Cash flows from operating activities:
 Net income                                       $  2,260,000  $    878,000
 Non-cash items included in net income:
  Deferred income taxes                                571,000             -
  Depreciation and amortization                        533,000        36,000
  Equity income from investment                       (231,000)      (64,000)
 Net effect of changes in:
  Cash and investments required to be
    segregated under Federal or other regulations  (11,500,000)            -
  Brokerage receivables                            (58,371,000)      141,000
  Other assets                                         (57,000)   (1,363,000)
  Brokerage payables                                63,115,000             -
  Accounts payable, accrued liabilities and other    2,996,000       470,000
                                                  ------------- -------------
Net cash provided by (used in)
  operating activities                                (684,000)       98,000
                                                  ------------- -------------
Cash flows from investing activities:
 Purchase of property and equipment                   (937,000)   (1,159,000)
 Purchase of investment securities                (198,711,000)            -
 Sale/maturity of investment securities            202,256,000             -
 Relocation loan                                    (3,147,000)            -
 Distributions received from equity investment         107,000             -
                                                  ------------- -------------
Net cash used in investing activities                 (432,000)   (1,159,000)
                                                  ------------- -------------
Cash flows from financing activities:
 Costs from initial public offering                   (102,000)            -
 Proceeds from exercise of stock options                 1,000        61,000
 Repayment of capital leases                           (10,000)       (4,000)
                                                  ------------- -------------
Net cash provided by (used in)
 financing activities                                 (111,000)       57,000
                                                  ------------- -------------
Decrease in cash and equivalents                    (1,227,000)   (1,004,000)
Cash and equivalents - Beginning of period          14,641,000     9,624,000
                                                  ------------- -------------
Cash and equivalents - End of period              $ 13,414,000  $  8,620,000
                                                  ============= =============
Supplemental disclosures:
 Cash paid for interest                           $  2,397,000  $      2,000
 Cash paid for income taxes                       $          -  $    580,000

See Notes to Consolidated Financial Statements.

                     E*TRADE Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. - General

The accompanying unaudited consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively the "Company"). E*TRADE Group, Inc. is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. E*TRADE Group Inc.'s principal operating subsidiary, E*TRADE Securities, Inc. ("E*TRADE Securities") is a securities broker-dealer.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders and Form 10-K for the fiscal year ended September 30, 1996.

Certain items in prior periods' financial statements have been reclassified to conform to the fiscal 1997 presentation.

Note 2. - Recently Issued Accounting Standards

The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair-value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated net income or cash flows.

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to and servicing of financial assets and
extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

Note 3. - Relocation Loan Receivable

During the fourth calendar quarter of 1996, the Company made a relocation loan to Mr. Christos Cotsakos, its Chief Executive Officer and a Director, in the aggregate principal amount of $3,147,000. The proceeds of this loan were used to fund the purchase by Mr. Cotsakos of a personal residence in the Silicon

Valley area. In providing this relocation loan, the Compensation Committee of the Board of Directors considered, among the other things, the rapid escalation of residential housing costs in the Silicon Valley area as well as the costs incurred by Mr. Cotsakos in relocating from Brussels, Belgium to California. The relocation loan accrues interest at the rate of 7% per annum which, together with the principal amount, is due and payable in November 1999. The loan is required to be collateralized by a combination of assets, including the residence purchased. The due date of the relocation loan is subject to acceleration upon the occurrence of certain events including the voluntary cessation of employment with the Company by Mr. Cotsakos.

Note 4. - Regulatory Requirements

E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1996, E*TRADE Securities had net capital of $18,308,000 (8% of aggregate debit balances), which was $13,494,000 in excess of its required net capital of $4,814,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

TRANSACTION REVENUE

Transaction revenue increased 178% to $20,372,000 for the first quarter of fiscal 1997 up from $7,329,000 for the same period in fiscal 1996. Of these amounts, commission revenue for the first fiscal quarter of 1997 increased 146% to $13,837,000 up from $5,621,000 for the same period a year ago. Commissions per trade declined from $23.30 in the first quarter of fiscal 1996 to $20.10 in the first quarter of fiscal 1997 due to the planned reduction in listed market order commissions in February 1996. Payments for order flow increased 283% to $6,535,000 in the first quarter of fiscal 1997, up from $1,708,000 for the same period in the prior year. The average revenue per security transaction was $29.59 in the first quarter of fiscal 1997 and $30.38 in the same period a year ago. The increase in transaction revenue resulted primarily from an increase in the number of transactions processed by the Company. Transactions for the first quarter of fiscal 1997 totaled 688,000 or an average of 10,750 trades per day. This is an increase of 181% over the average daily transaction volume of 3,830 for the same period last year.

INTEREST NET OF INTEREST EXPENSE

Net interest revenue for the first quarter of fiscal 1997 increased 550% to $3,854,000 up from $593,000 for the same period in 1996. This increase is a result of customer average margin debit balances increasing 144% to $206 million, customer average credit balances increasing 1,005% to $226 million and average money market fund balances increasing 116% to $466 million compared to average balances in the first quarter of fiscal 1996.

COMPUTER SERVICES AND OTHER

Computer services and other revenue increased 58% to $797,000 in the first quarter of fiscal 1997 up from $506,000 for the comparable period in 1996. The increase consists primarily of the Company's return on its investment in Roundtable Partners LLC and to a lesser extent, an increase in connect time and other fees.

COST OF SERVICES

Total cost of services increased 183% to $13,278,000 for the first quarter of fiscal 1997 from $4,689,000 for the comparable period in 1996. The increase results from the higher volume of customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the secondary data center in Rancho Cordova, California.

OPERATING EXPENSES

Selling and marketing expenses increased 178% to $3,128,000 for the first quarter of fiscal 1997 up from $1,127,000 for the comparable period in 1996. The increase reflects the Company's increases in expenditures for advertising placements, creative development and collateral materials resulting from an advertising campaign directed at building a dominant brand, growing customer base and market share, and maintaining high customer retention rates.

Technology development costs increased 519% to $1,567,000 for the first quarter of fiscal 1997 up from $253,000 for the comparable period in 1996. The 1997 level of expenses was incurred to enhance the Company's existing product offerings.

General and administrative costs increased 254% to $3,162,000 for the first quarter of fiscal 1997 up from $892,000 in the comparable 1996 quarter. The increase is the result of increased costs associated with personnel additions, relocation to larger facilities, and an increased use of consultants by the Company.

INCOME TAX EXPENSE

Income tax expense represents the provision for federal and state income taxes at an effective rate of 41.9% for the first quarter of 1997 and 40.1% for the comparable period in 1996.

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

Cash used in operating activities was $684,000 in the first quarter of fiscal 1997 primarily as a result of the recording of new brokerage receivable and payable balances and related statutorily required segregated balances since the end of fiscal 1996 offset by net income and a high level of accrued liabilities.

Cash used in investing activities was $432,000 for the first quarter of fiscal 1997 primarily as a result of cash used for investments in property and equipment and the relocation loan (see Note 3 to Consolidated Financial Statements) partially offset by the net sales and maturities of short term interest bearing investment securities.

The Company expects that it will have $20.0 million of capital expenditures during the fiscal year ending September 30, 1997.

Part II.  Other Information

Item 1. Legal proceedings - The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company's business, financial condition or operating results. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such lawsuits, claims or disciplinary actions decided adversely to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

            10.1 Form of Loan Agreement Between Christos M. Cotsakos and
                 E*TRADE Group, Inc.
            11.1 Statement regarding computation of per share earnings.
            27.1 Financial Data Schedule, EDGAR Filing only.

        (b) Form 8-K:
            No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                E*TRADE Group, Inc.
                                (Registrant)

                                Dated: February __, 1997

                                /s/ Christos M. Cotsakos
                                ------------------------
                                Christos M. Cotsakos,
                                President, Chief Executive
                                Officer and Director (principal
                                executive officer)

                                /s/ Stephen C. Richards
                                -----------------------
                                Stephen C. Richards
                                Senior Vice President, Finance and
                                Administration, Chief Financial Officer
                                and Treasurer(principal financial and
                                accounting officer)