Form 10-Q
period 1997-03-31
E TRADE GROUP INC
filed 1997-05-15
CIK 1015780

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                For the quarterly period ended March 31, 1997

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

As of May 13, 1997 the number of shares outstanding of the registrant's common stock was 30,873,347

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 1996
                               Table of Contents
Part I - Financial Information:
                                                                   Page
  Item 1.  Financial Statements
           Consolidated Statements of Operations                      3
           Consolidated Balance Sheets                                4
           Consolidated Statements of Cash Flows                      5
           Notes to Consolidated Financial Statements                 6
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8
Part II- Other Information:
  Item 1.  Legal Proceedings                                         13
  Item 2.  Changes in Securities                                     13
  Item 3.  Defaults Upon Senior Securities                           13
  Item 4.  Submission of Matters to a Vote of Security Holders       14
  Item 5.  Other Information                                         14
  Item 6.  Exhibits and Reports on Form 8-K                          14
  Signatures                                                         15

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS In addition to the historical information contained throughout this quarterly report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to a variety of matters including the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions. For a description of certain of these and other factors that may cause actual results to so differ, reference is made hereby to the Company's Annual Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission. The Company disclaims any obligation to update its forward-looking statements.

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

Part I. Financial Information
Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                               Three Months Ended         Six Months Ended
                                    March 31,                 March 31,
                            ------------------------  ------------------------
                               1997         1996         1997         1996
                            ------------------------  ------------------------
Revenues:
 Transaction revenues       $24,419,000   $9,160,000  $44,791,000  $16,489,000
 Interest - net of interest
   expense (A)                5,017,000      579,000    8,871,000    1,173,000
 International                2,000,000            -    2,000,000            -
 Computer services and other    765,000      710,000    1,562,000    1,215,000
                             ----------   ----------   ----------   ----------
  Net revenues               32,201,000   10,449,000   57,224,000   18,877,000
                             ----------   ----------   ----------   ----------
Cost of services:
 Cost of services            14,049,000    6,043,000   27,327,000   10,567,000
 Self-clearing start-up costs         -      469,000            -      635,000
                             ----------   ----------   ----------   ----------
  Total cost of services     14,049,000    6,512,000   27,327,000   11,202,000
                             ----------   ----------   ----------   ----------
Operating expenses:
 Selling and marketing        7,805,000    2,391,000   10,933,000    3,518,000
 Technology development       1,438,000      359,000    3,005,000      612,000
 General and administrative   3,809,000      869,000    6,971,000    1,760,000
                             ----------   ----------   ----------   ----------
  Total operating expenses   13,052,000    3,619,000   20,909,000    5,890,000
                             ----------   ----------   ----------   ----------
  Total cost of services and
    operating expenses       27,101,000   10,131,000   48,236,000   17,092,000
                             ----------   ----------   ----------   ----------
Pre-tax income                5,100,000      318,000    8,988,000    1,785,000
Income tax expense            2,046,000      133,000    3,674,000      722,000
                             ----------   ----------   ----------   ----------
Net income                  $ 3,054,000  $   185,000  $ 5,314,000  $ 1,063,000
                             ==========   ==========   ==========   ==========
Net income per share              $0.09        $0.01        $0.16        $0.04
                             ==========   ==========   ==========   ==========

Weighted average number of
 common and common equivalent
 shares outstanding          33,970,000   27,338,000   34,187,000   27,325,000
</TABLE

(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1997 and 1996 was $2,516,000 and $6,000, respectively. Interest expense for the six months ended March 31, 1997 and 1996 was $4,813,000 and $9,000, respectively.

See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                 March 31,      September 30,
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)
                      ASSETS
Current assets:
  Cash and equivalents                         $ 24,141,000     $ 14,641,000
  Cash and investments required to be
   segregated under Federal or
   other regulations                             21,500,000       35,500,000
  Investment securities                          26,839,000       35,003,000
  Brokerage receivables - net                   353,829,000      193,228,000
  Other assets                                    2,423,000        2,203,000
                                                -----------      -----------
      Total current assets                      428,732,000      280,575,000
Property and equipment - net                     13,455,000        9,228,000
Equity investment                                 3,320,000        2,860,000
Other assets                                      6,818,000        2,218,000
                                                -----------      -----------
      Total assets                             $452,325,000     $294,881,000
                                                ===========      ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Brokerage payables                           $362,067,000     $219,483,000
  Income taxes payable                            1,222,000                -
  Accounts payable,
      accrued liabilities and other              13,642,000        6,072,000
                                                -----------      -----------
      Total current liabilities                 376,931,000      225,555,000
Long-term portion of capital leases                  12,000           22,000
                                                -----------      -----------
      Total liabilities                         376,943,000      225,577,000
                                                -----------      -----------
Shareholders' Equity:
Common stock, $.01 par: shares authorized,
  50,000,000; shares issued and outstanding:
  March 1997, 30,439,787;
  September 1996, 29,539,147                        304,000          295,000
Additional paid-in capital                       69,493,000       68,738,000
Retained earnings                                 5,585,000          271,000
                                                -----------      -----------
      Total shareholders' equity                 75,382,000       69,304,000
                                                -----------      -----------
      Total liabilities and
           shareholders' equity                $452,325,000     $294,881,000
                                                ===========      ===========
See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                  -------------------------
                                                       1996         1995
                                                  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  5,314,000  $ 1,063,000
Noncash items included in net income:
  Deferred income taxes                                571,000            -
  Depreciation and amortization                      1,309,000      219,000
  Issuance of common stock for services                      -       14,000
  Equity income from investment                       (496,000)    (341,000)
Net effect of changes in:
  Cash and investments required to be segregated
    under Federal or other regulations              14,000,000            -
  Brokerage receivables                           (160,353,000)    (476,000)
  Other assets                                      (2,244,000)    (318,000)
  Brokerage payables                               142,584,000            -
  Income taxes payable                               1,222,000     (303,000)
  Accounts payable, accrued liabilities and other    7,570,000      740,000
                                                  ------------  -----------
Net cash provided by operating activities            9,477,000      598,000
                                                  ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (5,536,000)  (1,854,000)
Purchase of investment securities                 (189,943,000)           -
Sale/maturity of investment securities             198,097,000            -
Relocation loan                                     (3,147,000)           -
Reinvestment of equity investment earnings            (408,000)           -
Distributions received from equity investment          206,000      178,000
                                                  ------------  -----------
Net cash used in investing activities                 (731,000)  (1,676,000)
                                                  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from initial public offering                    (102,000)           -
Proceeds from exercise of stock options                557,000       88,000
Proceeds from exercise of stock warrants                     -      113,000
Proceeds from purchase of common stock by
  Employee Stock Purchase Plan participants            309,000            -
Repayment of long-term note payable                          -      (42,000)
Repayment of capital leases                            (10,000)     (11,000)
                                                  ------------  -----------
Net cash provided by financing activities              754,000      148,000
                                                  ------------  -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS          9,500,000     (930,000)
CASH AND EQUIVALENTS--Beginning of period           14,641,000    9,624,000
                                                  ------------  -----------
CASH AND EQUIVALENTS--End of period               $ 24,141,000  $ 8,694,000
                                                  ============  ============
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                            $  4,617,000  $     9,000
                                                  ============  ===========
Cash paid for income taxes                        $  1,205,000  $ 1,025,000
                                                  ============  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Tax benefit on exercise
  of non-qualified stock warrants                  $         -  $   177,000
Capital expenditures financed with note payable    $         -  $ 2,500,000

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

On June 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996 except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No.
128, Earnings per Share. The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior periods, basic EPS would have been $.10 and $.01 for the quarters ended March 31, 1997 and 1996, respectively, and $.18 and $.07 for the year to date periods, respectively. Diluted EPS under SFAS 128 would not have been significantly different than fully diluted EPS currently reported for the periods.

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

Note 4. - Regulatory Requirements

E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At March 31, 1997, E*TRADE Securities had net capital of $24,821,000 (7.5% of aggregate debit balances), which was $18,177,000 in excess of its required net capital of $6,644,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

Note 5. - Contingencies

During the period ended March 31, 1997, the Company became aware of several instances of its non-compliance with applicable broker-dealer regulations. For example, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to renew its registration as a broker-dealer in two states. All of these matters but one have been resolved without material effect on the Company's results of operations. One of the state jurisdictions, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, is requiring the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain transactions affected by the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. At the present time, the Company is unable to predict the extent to which affected transactions will be rescinded. Accordingly, the ultimate outcome of this matter cannot be presently determined, however it could have a material adverse effect on the Company's results of operations. While the Company was in non-compliance due to a clerical oversight to renew its annual registration, it believes that no customer in the effected jurisdiction incurred any damage as a result of this oversight.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 1997 VS. 1996

Transaction Revenue

Transaction revenue increased 167% to $24,419,000 for the second quarter of fiscal 1997 up from $9,160,000 for the same period in fiscal 1996. Of these amounts, commission revenue for the second fiscal quarter of 1997 increased 152% to $17,294,000 up from $6,875,000 for the same period a year ago. Average commissions per trade declined from $21.00 in the second quarter of fiscal
1996 to $19.86 in the second quarter of fiscal 1997 due to a slight change in product mix and the planned lowering of commissions on listed market orders from $19.95 to $14.95 in February 1996. Payments for order flow increased 212% to $7,125,000 in the second quarter of fiscal 1997, up from $2,285,000 for the same period in the prior year. The average transaction revenue per securities transaction was $28.04 in the second quarter of fiscal 1997 and $27.98 in the same period a year ago. The increase in transaction revenue resulted primarily from an increase in the number of transactions processed by the Company. Transactions for the second quarter of fiscal 1997 totaled 871,000 for an average of 14,283 trades per day. This is an increase of 175% over the average daily transaction volume of 5,197 for the same period last year.

Interest Net of Interest Expense

Net interest revenue for the second quarter of fiscal 1997 increased 766% to $5,017,000 up from $579,000 for the same period in 1996. This increase is primarily a result of customer average margin debit balances increasing 187% to $287 million in the second quarter of fiscal 1997, customer average interest earning credit balances increasing 806% to $227 million in the second quarter of fiscal 1997 and average money market fund balances increasing 136% to $587 million in the second quarter of fiscal 1997 compared to average balances in the second quarter of fiscal 1996.

International

International revenue was $2,000,000 in the second quarter of fiscal 1997 due to the recognition of up-front licensing fees attributable to the Company's agreement with VERSUS Brokerage Services, Inc., a Canadian corporation. This licensing arrangement allows VERSUS to offer Canadian based on-line investing services under the E*TRADE name and is supported by a license to certain aspects of the Company's technology. Under the agreement the Company will receive ongoing royalties from VERSUS based upon the transaction revenues earned by VERSUS. The Company may, from time to time, seek to enter into similar licensing arrangements with third parties as part of its international expansion strategy. No assurances can be given that any such future arrangements will be consummated or that the terms thereof will be the same as those as VERSUS or that the recognition of a substantial portion of up-front licensing fees will occur during the period in which an arrangement is consummated.

Computer Services and Other

Computer services and other revenue increased 8% to $765,000 in the second quarter of fiscal 1997 up from $710,000 for the comparable period in 1996. These revenues increased as a result of an increase in profits from the investment in Roundtable Partners LLC, partially offset by a decrease in customer connect time charges.

Cost of Services

Total cost of services increased 116% to $14,049,000 for the second quarter of fiscal 1997 up from $6,512,000 for the comparable period in 1996. The increase results from the higher volume of customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the secondary data center in Rancho Cordova, California.

Operating Expenses

Selling and marketing expenses increased 226% to $7,805,000 for the second quarter of fiscal 1997 up from $2,391,000 for the comparable period in 1996. The increase reflects the Company's national television advertising campaign launched during the second quarter of fiscal 1997. In addition it reflects increases in expenditures for other advertising placements, creative development and collateral materials resulting from advertising campaigns directed at building a dominant brand, growing customer base and market share, and maintaining customer retention rates.

Technology development costs increased 301% to $1,438,000 for the second quarter of fiscal 1997 up from $359,000 for the comparable period in 1996. The 1997 level of expenses was incurred to enhance the Company's existing product offerings, including the Company's Web site which became operational in February of 1996.

General and administrative costs increased 338% to $3,809,000 for the second quarter of fiscal 1997 up from $869,000 in the comparable 1996 quarter. The increase is the result of increased costs associated with personnel additions, relocation to larger facilities, and an increased use of consultants by the Company in the second quarter of 1997 compared to the same period in the prior year.

Income Tax Expense

Income tax expense represents the provision for federal and state income taxes at an effective rate of 40.1% for the second quarter of 1997 and 41.8% for the comparable period in 1996.

SIX MONTHS ENDED MARCH 31, 1997 VS. 1996

Transaction Revenue

Transaction revenue increased 172% to $44,791,000 for the six months ended March 31, 1997 up from $16,489,000 for the same period in fiscal 1996. Of these amounts, commission revenue increased 149% to $31,131,000 up from $12,496,000 for the same period in fiscal 1996. Average commissions per trade declined from $21.97 for the six months ended March 31, 1996 to $19.96 for the same period in fiscal 1997 due to the planned lowering of commissions on listed market orders from $19.95 to $14.95 in February 1996. Payments for order flow increased 242% to $13,660,000 for the six months ended March 31, 1997 up from $3,993,000 for the same period in the prior year. The growth in payments for order flow was higher than the growth in average daily trades because the conversion to self clearing completed in July of 1996 has provided significant opportunities to manage order flow revenues. The average transaction revenue per securities transaction was $28.72 for the six months ended March 31, 1997 and $29.00 in the same period a year ago. The increase in transaction revenue resulted primarily from an increase in the number of transactions processed by the Company. Transactions for the six months ended March 31, 1997 totaled 1,559,000 for an average of 12,476 trades per day. This is an increase of 176% over the average daily transaction volume of 4,513 for the same period last year.

Interest Net of Interest Expense

Net interest revenue for the six months ended March 31, 1997 increased 656% to $8,871,000 up from $1,173,000 for the same period in 1996. This increase is primarily a result of customer average margin debit balances increasing 167% to $247 million, customer average interest earning credit balances increasing 804% to $205 million and average money market fund balances increasing 127% to $526 million compared to average balances during the six months ended March 31, 1996.

International

International revenue was $2,000,000 in the second quarter of fiscal 1997 due to the recognition of up-front licensing fees attributable to the Company's agreement with VERSUS Brokerage Services, Inc., a Canadian corporation. This licensing arrangement allows VERSUS to offer Canadian based on-line investing services under the E*TRADE name and is supported by a license to certain aspects of the Company's technology. Under the agreement the Company will receive ongoing royalties from VERSUS based upon the transaction revenues earned by VERSUS. The Company may, from time to time, seek to enter into similar licensing arrangements with third parties as part of its international expansion strategy. No assurances can be given that any such future arrangements will be consummated or that the terms thereof will be the same as those as VERSUS or that the recognition of a substantial portion of up-front licensing fees will occur during the period in which an arrangement is consummated.

Computer Services and Other

Computer services and other revenue increased 29% to $1,562,000 for the six months ended March 31, 1997 up from $1,215,000 for the comparable period in 1996. These revenues increased as a result of an increase in the profits from the investment in Roundtable Partners LLC, partially offset by a decrease in customer connect time charges.

Cost of Services

Total cost of services increased 144% to $27,327,000 for the six months ended March 31, 1997 from $11,202,000 for the comparable period in 1996. The increase results from the higher volume of customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the secondary data center in Rancho Cordova, California.

Operating Expenses

Selling and marketing expenses increased 211% to $10,933,000 for the six months ended March 31, 1997 up from $3,518,000 for the comparable period in 1996. The increase reflects the Company's national television advertising campaign launched during the second quarter of fiscal 1997. In addition the increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building a dominant brand, growing customer base and market share, and maintaining customer retention rates.

Technology development costs increased 391% to $3,005,000 for the six months ended March 31, 1997 up from $612,000 for the comparable period in 1996. The 1997 level of expenses was incurred to enhance the Company's existing product offerings, including the Company's Web site which became operational in February of 1996.

General and administrative costs increased 296% to $6,971,000 for the six months ended March 31, 1997 up from $1,760,000 for the comparable period in 1996. The increase is the result of increased costs associated with personnel additions, relocation to larger facilities, and an increased use of consultants by the Company in comparison to the same period in the prior year.

Income Tax Expense

Income tax expense represents the provision for federal and state income taxes at an effective rate of 40.9% for the six months ended March 31, 1997 and 40.4% for the comparable period in 1996.

Variability of Results; Recent Developments

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's Common Stock.

The Company recently became aware of several instances of its non-compliance with applicable regulatory requirements. See "Legal Proceedings" in Part II
Item 1 and "Note 5" to the Consolidated Financial Statements in Part I Item 1 for a discussion of these matters.

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

Cash provided by operating activities was $9,477,000 for the six months ended March 31, 1997 primarily as a result of net income, an increase in income taxes payable and other accrued liabilities, offset by the recording of new brokerage receivable and payable balances and related statutorily required segregated balances.

Cash used in investing activities was $731,000 for the six months ended
March 31, 1997 primarily as a result of cash used for investments in property and equipment and the relocation loan (see Note 3 to Consolidated Financial Statements), partially offset by the net sales and maturities of short term interest bearing investment securities.

The Company expects that it will incur approximately $15 million of capital expenditures during the fiscal year ending September 30, 1997.

Part II.  Other Information

Item 1. Legal proceedings - The Company is not currently a party to any litigation that it believes could have a material adverse effect on the Company's business, financial condition or operating results. However, from time to time the Company has been threatened with, or named as a defendant in, lawsuits, administrative claims and disciplinary actions by regulatory bodies. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such lawsuits, claims or disciplinary actions decided adversely to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic audits and inspections.

The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. During the period ended March 31, 1997, the Company became aware of several instances of its non-compliance with applicable regulations. See note 5 to the Consolidated Financial Statements in Part I, Item 1 for a discussion of these matters.

Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
The annual meeting of shareholders was held on February 19, 1997. Lewis E. Randall and Lester C. Thurow were elected as directors, as tabulated below.

                                            Against or
                                     For      Withheld
                              ----------    ----------
Election of Directors
Lewis E. Randall              23,334,244         4,375
Lester C. Thurow              20,633,403     2,705,216

In addition, William A. Porter, Christos M. Cotsakos, Richard S. Braddock, William E. Ford, George Hayter, and Keith Petty will continue as directors.

Deloitte & Touche LLP was elected as Independent Public Accountants for the fiscal year ended September 30, 1997, as tabulated below.

                                            Against or
                                     For      Withheld    Abstentions
                              ----------     ---------    -----------
Votes                         23,330,987         1,682          5,950

Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K
        (a) Exhibits:
            11.1 Statement regarding computation of per share earnings.
            27.1 Financial Data Schedule, EDGAR Filing only.

        (b) Form 8-K:
            Exhibit 10.22, Form 8-K, regarding the Licenses and Services Agreement, dated January 21, 1997 among VERSUS Technologies, Inc. ("VTI") and VERSUS Brokerage Services Inc., and E*TRADE Group, Inc. (incorporated by reference).

            Exhibit 20.3, Form 8-K, regarding the announcement of the Strategic Partnership Agreement between Microsoft and E*TRADE Group, Inc., dated February 8, 1997 (incorporated by reference).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                E*TRADE Group, Inc.
                                (Registrant)

                                Dated: May 15, 1997

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