Form 10-Q
period 1997-06-30
E TRADE GROUP INC
filed 1997-07-24
CIK 1015780

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 for the quarterly period ended June 30, 1997
                       Commission File Number: 1-11921

                              E*TRADE Group, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                94-2844166

  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

          Four Embarcadero Place, 2400 Geng Road Palo Alto, CA 94303
            (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (415) 842-2500

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

As of July 17, 1997 the number of shares outstanding of the registrant's common stock was 31,003,147.

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                     For the Quarter Ended June 30, 1997
                               Table of Contents
Part I - Financial Information:
                                                                   Page
  Item 1.  Financial Statements
           Consolidated Statements of Operations                      3
           Consolidated Balance Sheets                                4
           Consolidated Statements of Cash Flows                      5
           Notes to Consolidated Financial Statements                 6
  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8
Part II- Other Information:
  Item 1.  Legal Proceedings                                         14
  Item 2.  Changes in Securities                                     14
  Item 3.  Defaults Upon Senior Securities                           14
  Item 4.  Submission of Matters to a Vote of Security Holders       14
  Item 5.  Other Information                                         14
  Item 6.  Exhibits and Reports on Form 8-K                          14
  Signatures                                                         15

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS: In addition to the historical information contained throughout this quarterly report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to a variety of matters including the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions. For a description of certain of these and other factors that may cause actual results to so differ, reference is made hereby to the Company's Annual Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission. The Company disclaims any obligation to update its forward-looking statements.

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

Part I. Financial Information
Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)
                               Three Months Ended         Nine Months Ended
                                     June 30,                 June 30,
                            ------------------------  ------------------------
                               1997         1996         1997         1996
                            ------------------------  ------------------------
Revenues:
 Transaction revenues       $27,538,000  $13,719,000  $72,329,000  $30,208,000
 Interest - net of interest
   expense (A)                6,775,000    1,040,000   15,646,000    2,213,000
 International                2,000,000            -    4,000,000            -
 Computer services and other    723,000      787,000    2,285,000    2,002,000
                             ----------   ----------   ----------   ----------
  Net revenues               37,036,000   15,546,000   94,260,000   34,423,000
                             ----------   ----------   ----------   ----------
Cost of services:
 Cost of services            18,037,000   13,463,000   45,364,000   24,030,000
 Registration charge          4,334,000            -    4,334,000            -
 Self-clearing start-up costs         -    1,209,000            -    1,844,000
                             ----------   ----------   ----------   ----------
  Total cost of services     22,371,000   14,672,000   49,698,000   25,874,000
                             ----------   ----------   ----------   ----------
Operating expenses:
 Selling and marketing        5,299,000    2,231,000   16,232,000    5,749,000
 Technology development       1,430,000      711,000    4,435,000    1,323,000
 General and administrative   2,814,000    1,941,000    9,785,000    3,701,000
                             ----------   ----------   ----------   ----------
  Total operating expenses    9,543,000    4,883,000   30,452,000   10,773,000
                             ----------   ----------   ----------   ----------
  Total cost of services and
    operating expenses       31,914,000   19,555,000   80,150,000   36,647,000
                             ----------   ----------   ----------   ----------
Pre-tax income (loss)         5,122,000   (4,009,000)  14,110,000   (2,224,000)
Income tax expense (benefit)  2,054,000   (1,612,000)   5,728,000     (890,000)
                             ----------   ----------   ----------   ----------
Net income (loss)           $ 3,068,000  $(2,397,000) $ 8,382,000  $(1,334,000)
                             ==========   ==========   ==========   ==========
Net income (loss) per share       $0.09       ($0.08)       $0.24       ($0.05)
                             ==========   ==========   ==========   ==========
Weighted average number of
 common and common equivalent
 shares outstanding          34,493,000   29,457,000   34,719,000   28,477,000

(A) Interest is presented net of interest expense. Interest expense for the three months ended June 30, 1997 and 1996 was $3,290,000 and $51,000, respectively. Interest expense for the nine months ended June 30, 1997 and 1996 was $8,103,000 and $60,000, respectively.

See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                 June 30,       September 30,
                                                   1997             1996
                                               ------------     ------------
                                                (Unaudited)
                      ASSETS
Current assets:
  Cash and equivalents                         $ 18,116,000     $ 14,641,000
  Cash and investments required to be
   segregated under Federal or
   other regulations                            183,500,000       35,500,000
  Investment securities                          25,214,000       35,003,000
  Brokerage receivables - net                   459,653,000      193,228,000
  Other assets                                    4,593,000        2,203,000
                                                -----------      -----------
      Total current assets                      691,076,000      280,575,000
Property and equipment - net                     16,270,000        9,228,000
Equity investment                                 3,105,000        2,860,000
Relocation loan receivable                        3,147,000                -
Other assets                                      6,247,000        2,218,000
                                                -----------      -----------
      Total assets                             $719,845,000     $294,881,000
                                                ===========      ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Brokerage payables                           $572,490,000     $219,483,000
  Bank loan payable                              51,900,000                -
  Accounts payable,
      accrued liabilities and other              12,392,000        6,072,000
                                                -----------      -----------
      Total current liabilities                 636,782,000      225,555,000
Long-term portion of capital leases                   6,000           22,000
                                                -----------      -----------
      Total liabilities                         636,788,000      225,577,000
                                                -----------      -----------
Stockholders' Equity:
Common stock, $.01 par: shares authorized,
  50,000,000; shares issued and outstanding:
  June 1997, 30,958,147;
  September 1996, 29,539,147                        309,000          295,000
Additional paid-in capital                       74,095,000       68,738,000
Retained earnings                                 8,653,000          271,000
                                                -----------      -----------
      Total stockholders' equity                 83,057,000       69,304,000
                                                -----------      -----------
      Total liabilities and
           stockholders' equity                $719,845,000     $294,881,000
                                                ===========      ===========
See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                  -------------------------
                                                       1997         1996
                                                  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $  8,382,000  $(1,334,000)
Noncash items included in net income (loss):
  Deferred income taxes                                790,000     (848,000)
  Depreciation and amortization                      2,179,000      478,000
  Equity income from investment                       (654,000)    (542,000)
  Other                                                      -       20,000
  Net effect of changes in brokerage related
    assets and liabilities:
    Brokerage receivables                         (266,098,000)  (1,156,000)
    Cash and investments required to be segregated
      under Federal or other regulations          (148,000,000)           -
    Brokerage payables                             353,007,000            -
  Other changes, net:
    Other assets                                      (683,000)  (2,722,000)
    Accounts payable, accrued liabilities and other  6,320,000    1,973,000
                                                  ------------  -----------
Net cash provided by operating activities          (44,757,000)  (4,131,000)
                                                  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (9,221,000)  (2,502,000)
Internally developed software                       (2,302,000)           -
Purchase of investment securities                 (445,765,000)           -
Sale/maturity of investment securities             455,544,000            -
Relocation loan                                     (3,147,000)           -
Reinvestment of equity investment earnings            (566,000)           -
Distributions received from equity investment          658,000      408,000
                                                  ------------  -----------
Net cash used in investing activities               (4,799,000)  (2,094,000)
                                                  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from initial public offering                    (102,000)           -
Proceeds from issuance of preferred stock                    -   11,787,000
Proceeds from exercise of stock options                940,000      294,000
Proceeds from exercise of stock warrants                     -      113,000
Proceeds from Employee Stock Purchase Plan             309,000            -
Increase in bank loan payable                       51,900,000            -
Repayment of long-term note payable                          -     (167,000)
Repayment of capital leases                            (16,000)     (17,000)
                                                  ------------  -----------
Net cash provided by financing activities           53,031,000   12,010,000
                                                  ------------  -----------
INCREASE IN CASH AND EQUIVALENTS                     3,475,000    5,785,000
CASH AND EQUIVALENTS--Beginning of period           14,641,000    9,624,000
                                                  ------------  -----------
CASH AND EQUIVALENTS--End of period               $ 18,116,000  $15,409,000
                                                  ============  ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                            $  7,153,000  $    60,000
                                                  ============  ===========
Cash paid for income taxes                        $  1,205,000  $ 1,025,000
                                                  ============  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures financed with note payable   $          -  $ 2,500,000
Tax benefit on exercise of
  stock options and warrants                      $  4,224,000  $   352,000

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

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Form 10-K for the fiscal year ended September 30, 1996.

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25.

Certain items in these financial statements have been reclassified to conform to the current period presentation.

Note 2. - Recently Issued Accounting Standards

In June 1996, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, whose effective date was delayed by SFAS No.
127. This new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities beginning in fiscal 1998. The Company does not expect this standard to have a material effect on its consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Company is required to adopt SFAS No. 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the periods presented, basic EPS would have been $.10 and $(.15) for the quarters ended June 30, 1997 and 1996, respectively, and $.28 and $(.09) for the nine months ended June 30, 1997 and 1996, respectively. Diluted EPS under SFAS No. 128 would not have been significantly different from fully diluted EPS currently reported for the periods.

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

Note 4. - Regulatory Requirements

E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At June 30, 1997, E*TRADE Securities had net capital of $22,906,000 (5.4% of aggregate debit balances), which was $14,494,000 in excess of its required net capital of $8,412,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1997 and 1996

Revenues

Transaction revenues increased 101% to $27,538,000 for the third quarter of fiscal 1997 up from $13,719,000 for the same period in fiscal 1996. Of these amounts, commission revenues for the third quarter of fiscal 1997 increased 104% to $20,833,000 up from $10,202,000 for the same period a year ago.
Average commissions per transaction declined from $20.31 in the third quarter of fiscal 1996 to $19.98 in the third quarter of fiscal 1997 due to a slight change in product mix. Payments for order flow increased 91% to $6,705,000 in the third quarter of fiscal 1997 up from $3,517,000 for the same period in the prior year. The average transaction revenues per securities transaction was $26.40 in the third quarter of fiscal 1997 and $27.31 in the same period a year earlier. The increase in transaction revenues resulted primarily from an increase in the number of transactions processed by the Company. Transactions for the third quarter of fiscal 1997 totaled 1,043,000 for an average of 16,296 per day. This is an increase of 104% over the average daily transaction volume of 7,975 for the same period in fiscal 1996.

Net interest revenues for the third quarter of fiscal 1997 increased 551% to $6,775,000 up from $1,040,000 for the same period in fiscal 1996. This increase was primarily a result of customer average margin debit balances increasing 169% to $364 million, customer average interest-earning credit balances increasing 291% to $228 million and average money market fund balances increasing 141% to $764 million during the period compared to the average balances during the third quarter of fiscal 1996. Additionally, the growth in interest revenues is due to the conversion to self-clearing completed in July 1996, which has provided significant opportunities to manage funds in customer accounts and statutorily required segregated balances.

International revenues were $2,000,000 in the third quarter of fiscal 1997 due to the recognition of licensing fees attributable to the Company's agreement with Nova Pacific Capital Ltd. ("Nova Pacific"). There were no international revenues for the three months ended June 30, 1996. Under this agreement the Company will receive ongoing royalties from Nova Pacific based upon their transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to that of Nova Pacific or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

Computer services and other revenues decreased 8% to $723,000 in the third quarter of fiscal 1997 from $787,000 for the comparable period in fiscal 1996. These revenues decreased as a result of a decrease in revenue from customer connect time charges, partially offset by an increase in profits from the investment in Roundtable Partners LLC.

Cost of Services

Total cost of services increased 52% to $22,371,000 for the third quarter of fiscal 1997 from $14,672,000 for the comparable period in fiscal 1996. Included in cost of services in the third quarter of fiscal 1997 is a charge of $4,334,000 which resulted from a clerical oversight connected with registration procedures in the state of Ohio. Included in cost of services in the three months ended June 30, 1996 are self-clearing start-up costs of $1,209,000. Cost of services, exclusive of the registration charge and self clearing start-up costs, increased 34% and reflects the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the second data center in Rancho Cordova, California.

Operating Expenses

Selling and marketing expenses increased 138% to $5,299,000 for the third quarter of fiscal 1997, up from $2,231,000 for the comparable period in fiscal 1996. The increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates.

Technology development costs increased 101% to $1,430,000 for the third quarter of fiscal 1997 up from $711,000 for the comparable period in fiscal 1996. The fiscal 1997 level of expense was incurred to enhance the Company's existing product offerings.

General and administrative costs increased 45% to $2,814,000 for the third quarter of fiscal 1997 up from $1,941,000 for the comparable fiscal 1996 quarter. The increase was the result of increased costs associated with personnel additions and relocation to larger facilities in fiscal 1997.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of 40.1% for the third quarter of 1997 and 40.2% for the comparable period in 1996.

Nine Months Ended June 30, 1997 and 1996

Revenues

Transaction revenues increased 139% to $72,329,000 for the nine months ended June 30, 1997, up from $30,208,000 for the same period in fiscal 1996. Of these amounts, commission revenues increased 129% to $51,964,000 up from $22,698,000 for the same period in fiscal 1996. Average commissions per transaction declined from $21.19 for the nine months ended June 30, 1996 to $19.97 for the same period in fiscal 1997 due to the planned lowering of commissions on listed market orders from $19.95 to $14.95 in February 1996. Payments for order flow increased 171% to $20,365,000 for the nine months ended June 30, 1997 up from $7,510,000 for the same period in the prior year. The growth in payments for order flow was higher than the growth in average daily transactions because the conversion to self-clearing completed in July 1996 has provided significant opportunities to improve order flow revenues. The average transaction revenues per securities transaction was $27.79 for the nine months ended June 30, 1997 and $28.20 in the same period a year earlier. The increase in transaction revenues resulted primarily from an increase in the number of transactions processed by the Company. Transactions for the nine months ended June 30, 1997 totaled 2,602,000 for an average of 13,769 per day This is an increase of 143% over the average daily transaction volume of 5,667 for the same period in fiscal 1996.

Net interest revenues for the nine months ended June 30, 1997 increased 607% to $15,646,000 up from $2,213,000 for the same period in fiscal 1996. This increase was primarily a result of customer average margin debit balances increasing 168% to $286.0 million, customer average interest-earning credit balances increasing 516% to $213.0 million and average money market fund balances increasing 133% to $606.0 million during the period compared to the average balances during the nine months ended June 30, 1996. Additionally, the growth in interest revenues is due to the conversion to self-clearing completed in July 1996, which has provided significant opportunities to manage funds in customer accounts and statutorily required segregated balances.

International revenues were $4,000,000 for the nine months ended June 30, 1997 due to the recognition of licensing fees attributable to the Company's agreements with VERSUS Technologies, Inc. ("VERSUS"), in the second quarter of fiscal 1997 and Nova Pacific, in the third quarter of fiscal 1997, each for $2,000,000. There were no international revenues for the nine months ended June 30, 1996. Under these agreements, the Company will receive ongoing royalties from VERSUS and Nova Pacific based upon their transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

Computer services and other revenues increased 14% to $2,285,000 for the nine months ended June 30, 1997 from $2,002,000 for the comparable period in fiscal 1996. These revenues increased as a result of an increase in the profits from the investment in Roundtable Partners LLC, partially offset by a decrease in customer connect time charges.

Cost of Services

Total cost of services increased 92% to $49,698,000 for the nine months ended June 30, 1997 from $25,874,000 for the comparable period in fiscal 1996. Included in cost of services in the nine months ended June 30, 1997 is a charge of $4,334,000 which resulted from a clerical oversight connected with registration procedures in the state of Ohio. Included in cost of services in the nine months ended June 30, 1996 are self-clearing start-up costs of $1,844,000. Cost of services, exclusive of the registration charge and self-clearing start-up costs, increased 89% and reflects the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the second data center in Rancho Cordova, California.

Operating Expenses

Selling and marketing expenses increased 182% to $16,232,000 for the nine months ended June 30, 1997, up from $5,749,000 for the comparable period in fiscal 1996. The increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. In addition, the increase reflects the Company's national television advertising campaign launched during the second quarter of fiscal 1997.

Technology development costs increased 235% to $4,435,000 for the nine months ended June 30, 1997 up from $1,323,000 for the comparable period in fiscal 1996. The fiscal 1997 level of expense was incurred to enhance the Company's existing product offerings, including the launch of the Company's Web site in February 1996.

General and administrative costs increased 164% to $9,785,000 for the nine months ended June 30, 1997 up from $3,701,000 for the comparable period in fiscal 1996. The increase was the result of increased costs associated with personnel additions, relocation to larger facilities, and an increased use of consultants by the Company in comparison to the same period in the prior year

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of 40.6% for the nine months ended June 30, 1997 and 40.0% for the comparable period in fiscal 1996.

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

The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed.
For the nine months ended June 30, 1997, the Company recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

Liquidity and Capital Resources

In August 1996, the Company completed an initial public offering of its Common Stock resulting in net proceeds to the Company of approximately $46.4 million. The Company has also financed its activities through cash provided by operations, the private placement of Preferred Stock and, to a lesser extent, equipment financing. In September 1995, the Company privately placed $12.3 million of convertible Preferred Stock, of which $3.8 million was used to repurchase and retire outstanding Common Stock. In April and June 1996, the Company sold convertible Preferred Stock for an aggregate of $11.8 million. All of the Company's Preferred Stock converted to Common Stock upon the completion of the Company's initial public offering.

In July 1996, the Company obtained $100 million in authorized financing, to be collateralized by customer securities. There was $51.9 million outstanding under these lines at June 30, 1997. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing for the Company's stock loan activities.

The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

Cash used in operating activities was $44,757,000 for the nine months ended June 30, 1997 compared with $4,131,000 in the comparable period for 1996.
The increase in cash used in the 1997 period was primarily a result of increases in brokerage-related assets in excess of related liabilities of $61,091,000 arising from the self-clearing operations begun subsequent to June 30, 1996, offset in part by net income during the period.

Cash used in investing activities was $4,799,000 and $2,094,000 for the nine months ended June 30, 1997 and 1996, respectively, primarily as a result of cash used for purchases of property and equipment and, in 1997, a relocation loan to the Company's Chief Executive Officer (see Note 3 of Notes to Consolidated Financial Statements), partially offset by the net sales and maturities of investment securities.

Cash provided by financing activities was $53,031,000 for the nine months ended June 30, 1997 primarily as a result of an increase in bank loans payable and proceeds from the exercise of stock options, compared with $12,010,000 for the comparable period in 1996, arising principally from the sale of preferred stock.

The Company expects that it will incur approximately $25.0 million of capital expenditures for the twelve months ended June 30, 1998.

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

The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For the nine months ended June 30, 1997, the Company recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

Item 2.  Changes in Securities - None
Item 3.  Defaults Upon Senior Securities - Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders - None
Item 5.  Other Information - None
Item 6.  Exhibits and Reports on Form 8-K
        (a) Exhibits:
            11.1 Statement regarding computation of per share earnings.
            27.1 Financial Data Schedule, EDGAR Filing only.

(b)  Form 8-K:
            No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                E*TRADE Group, Inc.
                                (Registrant)

                                Dated: July 23, 1997

                                /s/ Christos M. Cotsakos
                                ------------------------
                                Christos M. Cotsakos,
                                President, Chief Executive
                                Officer and Director (principal
                                executive officer)

                                /s/ Stephen C. Richards
                                -----------------------
                                Stephen C. Richards,
                                Senior Vice President, Finance and
                                Administration, Chief Financial Officer
                                and Treasurer (principal financial and
                                accounting officer)