Form 10-K
period 1997-09-30
E TRADE GROUP INC
filed 1997-12-23
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                      OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 1-11921

                              E*TRADE GROUP, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              94-2844166
     (State or other jurisdiction          (I.R.S. Employer Identification
   of incorporation or organization)                   Number)

          FOUR EMBARCADERO PLACE, 2400 GENG RD.  PALO ALTO, CA 94303
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (650) 842-2500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                        COMMON STOCK - $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 12, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $698,900,000.

The number of shares of Common Stock outstanding as of December 12, 1997 was 38,806,308 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company's 1998 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

                              E*TRADE GROUP, INC.
                            FORM 10-K ANNUAL REPORT
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.  Business..........................................................   3
Item 2.  Properties........................................................  18
Item 3.  Legal Proceedings.................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders...............  19

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................  19
Item 6.  Selected Financial Data...........................................  21
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........  28
Item 8.  Financial Statements and Supplementary Data.......................  29
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  45

PART III
Item 10. Directors and Executive Officers of the Registrant................  45
Item 11. Executive Compensation............................................  45
Item 12. Security Ownership of Certain Beneficial Owners and Management....  45
Item 13. Certain Relationships and Related Transactions....................  45

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...  46

Exhibit Index..............................................................  46
Signatures.................................................................  49

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED SEPTEMBER 30 (E.G. "FISCAL 1997" REPRESENTS THE PERIOD OCTOBER 1, 1996 TO SEPTEMBER 30, 1997).

                                    PART I

ITEM 1. BUSINESS

  Except for historical information contained herein, the matters discussed in this report contain certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those anticipated in such forward-looking statements.

  E*TRADE Group, Inc. ("E*TRADE" or the "Company") is a leading provider of online investing services and has established a popular, branded destination Web site for self-directed investors. The Company offers automated order placement and execution, along with a suite of products and services that can be personalized, including portfolio tracking, Java-based charting and quote applications, real-time market commentary and analysis, news and other information services. The Company provides these services 24 hours a day, seven days a week by means of the Internet, touch-tone telephone, including voice recognition, online service providers (America Online, AT&T WorldNet, CompuServe, The Microsoft Network and Prodigy), interactive television and direct modem access. E*TRADE's proprietary transaction-enabling technology supports highly automated, easy-to-use and cost-effective services that empower its customers to take greater control of their investment decisions and financial transactions. Further, the Company believes that its technology can be adapted to provide transaction-enabling services related to other aspects of electronic commerce.

  Advances in telecommunications and information technology have fundamentally altered the way individuals conduct business. For example, the development of the microprocessor and the personal computer revolutionized the way individuals use computers by providing inexpensive and powerful capabilities to them. Consumers have embraced the personal computer and expressed strong preferences for the convenience and control it provides. In a similar fashion, consumers also have begun using a variety of other electronic devices such as the automatic teller machine ("ATM") and the facsimile machine, which are now seen as valuable tools for expediting and controlling transactions and eliminating human intermediaries.

  As of September 30, 1997, the Company had over 225,000 accounts (with assets under management in excess of $7.7 billion) representing a compounded annual growth rate in new accounts since October 1, 1994, of 134%. Average daily transaction volumes were approximately 25,600 in September 1997, as compared to approximately 8,400 transactions per day in September 1996. For the month ended September 30, 1997, the Company opened an average of 883 new accounts per day with average daily deposits of $17 million. The Company began offering online investing services through the Internet in February 1996 and it is the Company's most rapidly growing channel. Transactions over the Internet represented 63% of the Company's September 1997 transaction volume.

  The Company operates in a single industry segment: securities brokerage and related investment services. No material part of the Company's consolidated revenue is received from a single customer or group of customers, or from a foreign corporation.

  The Company was incorporated in California in 1982 and was reincorporated in Delaware in July 1996. The Company's principal corporate offices are located at Four Embarcadero Place, 2400 Geng Road, Palo Alto, CA 94303, and its telephone number is (650) 842-2500.

SERVICES AND PRODUCTS

  The Company's services are based on proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. The Company's services include fully automated stock, option and mutual fund order processing via personal computer or touch-tone telephone, including voice recognition, online investment portfolio tracking and financial market news and information. The Company offers its services to consumers through a broad range of electronic gateways, including the Internet, touch-tone telephone, including voice recognition, online service providers (America Online, AT&T WorldNet, CompuServe, The Microsoft Network and Prodigy), interactive television and direct modem access. All records are maintained on one centralized system, so that customers have access to current account information regardless of which gateways they are using.

  The Company continually strives to increase the functionality of its services, as well as to offer new services that enhance customers' online investing experiences. The Company's services give consumers increased control of their personal investments by providing a direct link to the financial markets and to financial information through a personalized user interface. The Company's existing services and product offerings are described below:

 Stock, Options and Mutual Funds Trading

  Customers can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as equity and index options, and mutual funds through the E*TRADE automated order processing system. E*TRADE supports a range of order types, including market orders, limit orders (good-till-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer's available cash balance and positions held, prior to executing an order. All listed market orders (subject to certain size limitations) are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations) are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the market maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Mutual fund orders received by 4:00 p.m. Eastern time are purchased at the net asset value of the fund as of the day of purchase. Account holders receive electronic notification of order executions, printed trade confirmations and detailed statements. The Company also arranges for the transmittal of proxy, annual report and tender offer materials to customers.

 Market Data and Financial Information

  During trading hours, E*TRADE continuously receives a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current pricing information. E*TRADE provides its customers free access to 20-minute delayed quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when there is current news on an identified stock or when a stock has reached a user-defined price threshold. Through its alliances, the Company also provides immediate access to breaking news, charts, market commentary and analysis and company financial information.

  Upon placing an order, the customer is provided with a real-time bid or ask quote at no extra charge. For $30 per month, individual investors can obtain unlimited real-time quotes and market data. The Company's Web site provides links to other business and financial Web sites, including the CNN Financial Network and the EDGAR database, which provides access to SEC filings of public companies.

 Portfolio Tracking and Records Management

  Customers have online access to a listing of all their portfolio assets held at E*TRADE, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends paid, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers can also create "shadow" portfolios to include most financial instruments a customer is interested in tracking--for example, assets held at another brokerage firm. These shadow portfolios can include stocks, options, bonds and most mutual funds.

 Cash Management Services

  Customer payments are received through the mail, federal wire system or the Internet and are credited to customer accounts upon receipt. The Company also provides other cash management services to its customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of five money market funds. In addition, the Company provides free check-writing services with no minimum through a commercial bank and is exploring the expansion of these services. The Company, through its strategic relationship with National Processing Company, has expanded its cash management offerings to include electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers' E*TRADE accounts.

 Account Security

  The Company uses a combination of proprietary and industry standard security measures to protect customers' accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. ("RSA"), to provide the security and authentication necessary to effect the secure exchange of information. In addition the Company uses Secure Socket Layers ("SSL") technology for data encryption. Touch-tone telephone transactions are secured through a personal identification number ("PIN")--the same technology used in ATMs. A second level of password protection is used prior to order placement. In addition, the Company has an agreement to provide digital certification and authentication services for electronic commerce through its alliance with VeriSign, Inc.

 Access and Delivery of Services

  The Company's services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, seven days a week by personal computer. In addition, customers can access E*TRADE by touch-tone telephone and, in a limited number of markets, through interactive television.

  . Personal Computer. Customers using personal computers can access the E*TRADE system through the Internet, online service providers (America Online, AT&T WorldNet, CompuServe, Microsoft Network and Prodigy), or direct modem access. The Company's Web site combines an easy-to-use graphical user interface with the trading capabilities that experienced investors demand. The Web-based system also includes direct links to many investment-related resources on the Web. Alternatively, accessing E*TRADE by dialing directly through a modem offers a method for connecting to the trading system independent of either the Internet or a proprietary online service.

  . Touch-tone Telephone. TELE*MASTER, E*TRADE's interactive investing system provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or touch-tone telephone keypad. E*TRADE is the first online investing service to offer its customers a fully speech-enabled telephone investing system.

  . Interactive Television. GTE MainStreet, an interactive television system operated by GTE Corporation, is available as a gateway to the Company's investing services. Revenues and transaction volume through GTE MainStreet represent an immaterial portion of the Company's business.

  Substantially all of the Company's revenues in recent years have been from online investing services, and the Company expects its online investing services to continue to account for substantially all of its revenues for the foreseeable future. E*TRADE, like other investing services firms, is directly affected by national and international economic and political conditions, broad trends in business and finance and substantial fluctuations in volume and price levels of securities and futures transactions. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Certain of the Company's competitors with more diverse product and service offerings may be better positioned to withstand such a downturn in the securities industry.

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

E*TRADE TRANSACTION-ENABLING TECHNOLOGY

  The E*TRADE engine is a proprietary transaction-enabling technology that automates traditionally labor-intensive transactions. Because it was custom-tailored for electronic marketplace use, the E*TRADE engine provides customers with efficient service and has the added advantage of being scalable and adaptable as usage increases and service offerings are expanded. Beyond these features, the multi-tiered design of the E*TRADE engine and related software allows for rapid expansion of network and computing capacity without interrupting service or requiring replacement of existing hardware or software.

 The E*TRADE Engine

  The E*TRADE transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity and options transactions. E*TRADE's core technology allows for standardized processing across multiple gateways. The primary components include a graphical user interface, the interface server that connects the customer to the processor, and the automated transaction processor.

  . Graphical User Interface ("GUI"). E*TRADE's GUI environment is based on
    Netscape's Secure Enterprise Server and today can be accessed by individuals utilizing Netscape Navigator or Microsoft Internet Explorer. E*TRADE's GUI connects to the interface server through a bank of Sun servers. These "gateway servers" provide for load balancing and offer immediate scalability. Access is restricted through the use of secured network servers and routers.

  . The Interface Server. The interface server's primary function is to provide access to an efficient, standard transaction processor from all gateways. The server technology enables communications through multiple platforms and allows different platforms to communicate with each other. Beyond these features, the interface server also has been designed to be scalable and portable and runs in an environment that is both redundant and secure.

  . The Automated Processor. The core of the E*TRADE engine is the automated processor, designed to provide the highest degree of automation for all E*TRADE transactions. The automated processor is designed to rapidly read data, process transactions and transmit information to multiple locations. Because of this, the Company processes over 85% of its transactions without any manual intervention. Dual facilities that run independently share load balancing and provide redundancy and backup, as well as scalability. The proprietary nature of the system, along with user ID and password protection at the application level, provide security for the automated processor. Internet access to the processor is through the Company's Web site, which restricts access through the use of secured network servers and routers.

  The Company maintains an internal development staff to continually enhance its software and develop new services and transactions. The Company's software is designed to be versatile and adaptable so that the E*TRADE engine can be configured to meet the differing demands of strategic relationships or customer requests.

  The Company established a second data center in Rancho Cordova, California, in July 1996. This facility supports systems, network, trading, customer service, operations and transaction redundancy and backup between the Company's Palo Alto and Rancho Cordova data centers, thereby providing business resumption capability in the event of a service interruption at either facility. To provide for system continuity during short outages, the Company also has equipped its computer facilities with uninterruptible power supply units, as well as backup generators.

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

STRATEGIC RELATIONSHIPS

  The Company pursues strategic relationships to increase its access to online consumers, to build brand-name recognition and to expand the products and services the Company can provide to its online customers.

 Core Business Expansion

  E*TRADE has secured or is actively pursuing alliances with (i) Internet access and service providers, (ii) Internet content providers, (iii) providers of home and online banking services, and (iv) electronic commerce companies. These alliances are intended to increase the Company's core customer base, transaction volume and operational efficiency and to further enhance its brand-name recognition.

  To date, the Company has concentrated principally on securing alliances with Internet access, online service and content providers. While a majority of the Company's customers access its services directly through the Internet, direct modem access or touch-tone telephone, many use online service providers (America Online, AT&T WorldNet, CompuServe, The Microsoft Network and Prodigy). Strategic relationships with such service providers allow the Company to access a greater number of potential customers and allow the online service providers to offer their subscribers a broader range of service options. The Company's partnerships with leading content providers fulfill customers' information needs and help drive transaction volume.

 New Account Development and Distribution

  The Company has developed alliances with key channels in the online medium to increase account development and expand distribution. These channels include proprietary online services, internet service providers and popular destination Web sites such as search engines or financial content providers. These channels attract significant numbers of users, and the Company's relationships provide access to expanded market opportunities. Set forth below are descriptions of certain of the Company's key alliances:

  . America Online. America Online, Inc., and the Company have had a business relationship for over seven years. In October 1996, the Company signed a nonexclusive agreement with America Online to place E*TRADE in America Online's new online Brokerage Area, giving America Online's approximately 10 million subscribers access to E*TRADE's Web site.

  . AT&T Corp. The Company entered into an agreement with AT&T Corp. which allows E*TRADE's customers to link directly to the AT&T WorldNet/SM/ Service download site to sign up for the AT&T WorldNet/SM/ Service ((c)1997 AT&T Corp. all rights reserved). AT&T WorldNet/SM/ is a service mark of AT&T Corp.

  . CompuServe. CompuServe Inc., and the Company have had a nonexclusive contractual relationship for over ten years. Initially, CompuServe served as an access point for the Company's service bureau business. The Company's current agreement with CompuServe permits the approximately 5.3 million CompuServe customers to open accounts with E*TRADE and access those accounts either through CompuServe or any of the Company's other channels of access.

  . Intuit. The Company has entered into a strategic relationship with Intuit, Inc., to allow customers to download E*TRADE account information into Quicken 98 for Windows using the Open Financial Exchange (OFX) communications protocol. In addition, users can directly access E*TRADE's Web site from Quicken 98 and the Excite Business and Investing channel by Quicken.com.

  . Microsoft. The Company has entered into an alliance with Microsoft
    Corporation to integrate E*TRADE's online investing services into the Microsoft Investor online trading area of The Microsoft Network. E*TRADE also supports the OFX standard allowing customers to download information from their E*TRADE account into Microsoft Money 98 and the Microsoft Investor Portfolio Manager.

  . Prodigy Services Corporation. Prodigy Services Corporation, a subsidiary of Prodigy, Inc., and the Company announced a non-exclusive agreement in July 1997 to offer Prodigy Internet's members direct access to E*TRADE's products and services.

  . USA Today. The Company has entered into an agreement with USA Today
    Information Network to provide direct access to E*TRADE's services through USA Today Online's Financial Marketplace, a commercial area that includes personal finance services and products.

  . Yahoo! The Company has entered into an agreement with Yahoo! that provides direct access from the Quotes area of Yahoo! Finance to E*TRADE's Web site.

  . PointCast. The company has entered into an agreement with PointCast, Inc.
    to provide PointCast viewers with BASELINE Company Profiles through links from the PointCast Business Network's Companies Channel to a special E*TRADE Web site. Additionally, E*TRADE is also featured in PointCast's Online Trading Center, and the PointCast Portfolio Manager can be personalized with a button that provides direct access to E*TRADE's Web site.

  . Banc One. Combining the popularity of Internet investing with a full range of banking services, the Company and BANC ONE CORPORATION, headquartered in Columbus, Ohio, established co-branded Web sites this fall to market each other's financial services. In addition, the Company will take advantage of the opportunity to offer a co-branded credit card through First USA, the credit card subsidiary of BANC ONE CORPORATION.

  . SinaNet. The Company has an exclusive agreement to promote its Internet-based investing services to Chinese-speaking investors in the United States through SinaNet, Inc., a media company which has created a popular Chinese-language web site in North America.

  In addition, the Company has established relationships with the following:
The Fourth Communication Network, Inc. (a provider of high-speed Internet access and video services in hotels), Data Broadcasting Corporation (a provider of financial information to individual investors), Windows on WallStreet (maker of technical analysis software) and Stockpoint (a provider of financial information to individual investors).

 Content

  Content such as news, quotes, charts and fundamental data help provide investors with the information necessary to make investment decisions. The Company believes that these information services facilitate new ideas and increase transaction volume. The Company's partnerships with leading content providers fulfill customers' information needs and help drive transaction volume.

  . BASELINE Financial Services. BASELINE Financial Services provides customers with access to a wide array of investment fundamentals, First Call earnings estimates and historical prices on over 6,500 stocks. Available to customers free of charge from the "Investor Tools" area of the E*TRADE Web site, BASELINE information can be used to examine a company's statistics prior to making investment decisions.

  . Briefing.com. Briefing.com, a service of Charter Media, Inc., provides market commentary and analysis to E*TRADE customers free of charge. Updates are posted throughout the day to keep investors informed of important developments affecting the markets.

  . INVESTools. The Company has entered into a revenue sharing agreement with INVESTools that provides E*TRADE customers with direct access to 25 brand-name research reports and newsletters plus stock screening tools on a pay-per-use basis.

  . QUOTE.com. Quote.com. provides current news and charts that are directly linked to E*TRADE customers' Stock Watch portfolio and quote lookup features. News provided includes Reuters News, PR Newswire and BusinessWire. Charts provided include intra-day, daily and weekly price graphs.

  . IDD Enterprises. IDD provides E*TRADE customers with access to mutual fund profiles and two types of screening tools (Quick Fund Search and Advanced Fund Search) within the E*TRADE Mutual Fund Center.

  . InUnity Corporation. InUnity Corporation provides customers with access to electronic prospectuses for funds offered within the E*TRADE Mutual Fund Center.

  . Morningstar Inc. Morningstar, Inc., provides performance information and proprietary "star" ratings on mutual funds within the E*TRADE Mutual Fund Center.

  . MSNBC Business Video. The Company has entered into a revenue sharing agreement with MSNBC Business Video which provides E*TRADE customers with direct access to exclusive audio and video coverage of news events worldwide, as well as an archive of more than 8,000 audio and video segments at a preferred customer discount.

 International

  The Company's expansion into new markets is being enhanced by alliances with companies in key international markets. These alliances enable the Company to capitalize on these relationships, by providing market knowledge, contacts and local understanding. The Company believes that these alliances can accelerate worldwide acceptance of the Company's online investing services.

  . Nova Pacific Capital. The Company has formed an alliance with Nova
    Pacific Capital Limited, a Sydney, Australia-based financial and technology development company, to provide online investing to customers with addresses in Australia and New Zealand under the E*TRADE name.

  . VERSUS Technologies, Inc. The Company has entered into an alliance with VERSUS Technologies, Inc., a Canadian supplier of electronic trading, to provide online investing services to Canadian residents.

 Product Enhancement

  The Company believes that technology is a key component in maintaining market leadership in the Internet arena. Partnerships with leading technology providers support the Company's products and services with up-to-date features and offer the best solutions for customers.

  . National Processing Company. The Company has an agreement with National
    Processing Company to provide E*TRADE's customers the ability to initiate funds transfers from checking accounts at third-party institutions into their E*TRADE accounts over the Internet. This service is available to E*TRADE customers free of charge.

  . Neural. In February 1997, the Company entered into an agreement with Neural Applications Corporation ("Neural") that allows Neural's Java-based intelligent process optimization solutions and data management systems to be incorporated into the Company's Java-based charting and quote applications.

  . Telesphere. The Company has an agreement with Telesphere Corporation, a leading global securities information firm, by which Telesphere provides the Company with real-time market data on some internationally traded securities, in addition to data on domestically traded securities.

  . VeriSign. The Company has entered into an alliance with VeriSign Inc., a leading provider of digital certification services for electronic commerce. VeriSign's Digital IDs enhance electronic commerce by authenticating the individuals, organizations and content involved in an electronic transaction. Through this alliance, the Company believes that it will provide its customers with the most technologically advanced level of security for Internet investing and highly simplified Web site access.

  The Company has established a number of strategic relationships, both domestic and international, with online and Internet service providers and software and information service providers. A significant number of such relationships have only recently been entered into. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that the Company will develop any new such relationships.

MARKETING

  The Company's marketing strategy is based on an integrated marketing model which employs a mix of communications media. The goals of the Company's marketing programs are to increase E*TRADE's brand name recognition and to attract new customers. The Company pursues these goals through advertising, marketing on its own Web site and other online opportunities, direct one-on-one marketing, aggressive public relations, and co-marketing programs. All communications by E*TRADE Securities with the public are regulated by the National Association of Securities Dealers ("NASD").

 Direct Response Advertising; Web Site Marketing

  The Company's advertising focuses on building awareness of E*TRADE's brand, products and services and on marketing online investing as a better way of handling their securities transactions, accessing financial and market data, and managing portfolios. Advertising is increasingly directing interested prospects to the Company's Web site for additional information, as opposed to generating primarily telephone-based inquiries. Print advertisements are placed in a broad range of business, technology and financial publications, including Barron's, Forbes, Forbes ASAP, Investor's Business Daily, Money, Smart Money, the Wall Street Journal and Wired. E*TRADE also advertises regularly on financial cable networks, national television networks and on national business radio networks. Through the Web site, prospective customers can get detailed information on the Company's services, use an interactive demonstration system, request additional information and complete an account application online. Since May 1, 1996, a majority of the Company's new accounts have been generated through the Internet. E*TRADE's increasing Internet focus is resulting in decreased customer acquisition costs, since providing information through its Web site is a more cost effective alternative to paper-based information packages.

 Public Relations Program

  The Company aggressively pursues public relations opportunities to build brand awareness. This campaign has resulted in appearances on CNBC, CNN and The Today Show, in addition to profiles in Barron's, Business Week, the Financial Times, Investor's Business Daily, Money, Smart Money, Time and the Wall Street Journal among others. There are links to E*TRADE's Web site from approximately 1,400 sites on the Web, which the Company believes is a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity. The Company also actively seeks speaking opportunities at industry conferences and events.

CUSTOMER SERVICE

  The Company believes that providing an effective customer service team to handle customer needs is critical to its success. The Company's customer service organization helps customers get online, handles product and service inquiries and addresses all brokerage and technical questions. The Company's customers have access to a toll-free number from 5:00 a.m. to 9:00 p.m. Pacific time, Monday through Friday. The Company's current policy specifies that customer service associates have or obtain a securities broker's license.

  The Company's customer service capacity has been and may continue to be strained at times. The Company has been making and is continuing to make significant investments in technology and personnel to improve response times. The Company's continued focus on customer independence and technology has successfully resulted in fewer inquiries to E*TRADE personnel per transaction. However, there can be no assurance that the Company will be able to consistently provide enough service capacity, particularly during periods of high market volatility or volume, such as those experienced during October 1997. The failure to provide enough capacity could have a material adverse effect on the Company's business, financial condition and operating results.

OPERATIONS

 Clearing

  The Company implemented equities self-clearing operations in July 1996 and options self-clearing operations in April 1997. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing its own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to Securities and Exchange Commission ("SEC") and NASD rules. The Company has a seven-year agreement with Beta Systems for the provision of computer services by Beta Systems to support order entry, order routing, securities processing, customer statements, tax reporting, regulatory reporting, and other services necessary to the management of a brokerage clearing business.

  Since the Company's conversion to self-clearing, customers' securities typically are held by the Company in nominee name on deposit at one or more of the recognized securities industry depository trust companies, to facilitate ready transferability. The Company collects dividends and interest on securities held in nominee name and makes the appropriate credits to customer accounts. The Company also facilitates exercise of subscription rights on securities held for its customers. The Company arranges for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies upon certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASD and certain other regulatory authorities, carries fidelity bonds covering loss or theft. Self-clearing, especially where conducted by firms such as the Company without significant prior experience, involves substantial risks. The failure of the Company to perform self-clearing accurately and cost-effectively could have a material adverse effect on the Company's business, financial condition and operating results.

 Lending and Borrowing Activities

  Margin Lending. The Company makes loans to customers collateralized by customer securities. Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASD margin requirements and the Company's internal policies, which are more stringent than the Federal Reserve and NASD requirements. In permitting customers to purchase securities on margin, the Company takes the risk of a market decline that could reduce the value of the collateral held by the Company to below the customers' indebtedness before the collateral can be sold, which could result in losses to the Company. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25% of the value of the securities in the account. E*TRADE's current internal requirement, however, is that the customer's equity not fall below 30%. If it does, the customer will be required to increase the account's equity to 35%. Margin lending to customers constitutes the major portion of the basis on which net capital requirements of the Company are determined under the SEC's Net Capital Rule. To the extent these activities expand, the Company's net capital requirements will increase.

  Securities Lending and Borrowing. The Company borrows securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. The Company collateralizes such borrowings by depositing cash or securities with the lender and receives a rebate (in the case of cash collateral) or pays a fee calculated to yield a negotiated rate of return. When lending securities, the Company receives cash or securities and generally pays a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be marked to market on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are marked to market on a daily basis through the facilities of the various national clearing organizations.

 Order Processing

  All listed market orders other than those with special qualifiers (subject to certain size limitations based on the size in the primary market) are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the third market firm or exchange. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations based on the trading characteristics of the particular security) are executed at the Best Bid/Offer (Inside Market), or better at the time of receipt by the market maker. Eligible orders are subject to possible price improvement in the marketplace.

  The Company receives orders principally through the Internet, online services and touch-tone telephone. This method of trading is heavily dependent on the integrity of the electronic systems supporting it. Orders placed from the close of the stock markets one day until the opening the next business day must be processed through the Company's system prior to the opening of the stock markets. Heavy stress placed on the Company's systems during peak trading times could cause the Company's systems to operate at unacceptably low speeds or fail altogether. Any significant degradation or failure of the Company's systems or any other systems in the trading process (e.g., online service providers, recordkeeping and data processing functions performed by third parties or third-party software such as Internet browsers), even for a short time, could cause customers to suffer delays in trading. Such delays could cause substantial losses for customers and could subject the Company to claims from customers for such losses, including litigation claiming fraud or negligence.

  The Company has experienced such system failures and degradation in the past and could experience future system failures and degradation. In order to promote customer satisfaction and protect the E*TRADE brand name, the Company has compensated customers for verifiable losses arising in connection with such failures. During a systems failure, the Company may be able to take orders by telephone. However, under applicable regulations, all Company associates accepting telephone orders must have a securities broker's license. An adequate number of personnel with securities brokers licenses may not be available to take customers calls in the event of a systems failure. There can be no assurance that the Company's network structure will operate appropriately in the event of a subsystem, component or software failure or that, in the event of an earthquake, fire or any other natural disaster, power or telecommunications failure, act of God or act of war, the Company will be able to prevent an extended systems failure. Any systems failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company has, from time to time, received adverse publicity in the financial press and in online discussion forums primarily relating to perceived systems degradations. On November 21, 1997, a putative class action complaint was filed claiming damages and injunctive relief due to alleged false and misleading advertising regarding the Company's commission rates and the Company's ability to execute transactions in a timely manner. See Item 3, "Legal Proceedings."

  The Company relies on a number of third parties to process its transactions, including online and Internet service providers, back office processing organizations, and market makers, all of which may need to expand the scope of the operations they perform for the Company. Any backlog caused by a third party's inability to expand at the rate necessary to meet the Company's needs or a loss in the availability of these services and the inability of the Company to make alternative arrangements in a timely manner, if at all, could have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION

  The market for online investing services, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to continue to intensify in the future. E*TRADE encounters direct competition from discount brokerage firms providing either touch-tone telephone or online investing services, or both. These competitors include Charles Schwab & Co., Inc. ("Charles Schwab") and Fidelity Brokerage Services, Inc., among others. The Company also encounters competition from established full-commission brokerage firms, such as Merrill Lynch, Pierce, Fenner & Smith Incorporated and PaineWebber Incorporated, among others. In addition, the Company competes with financial institutions, mutual fund sponsors and other organizations, some of which provide online investing services.

  The Company believes that the principal competitive factors affecting the market for its transaction-enabling services are service, quality, execution, delivery platform capabilities, ease of use, graphical user interface look and feel, depth and breadth of services and content, cost, financial strength and innovation. Based on research conducted with both customer and non-customer focus groups and the success the Company has enjoyed, the Company believes that it presently competes favorably with respect to each of these factors.

  Many of the Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. Many current and potential competitors also have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, offer more attractive terms to customers than the Company and adopt more aggressive pricing policies, possibly even sparking a price war in the electronic brokerage business. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their services and products. Additionally, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

  The general financial success of companies within the securities industry over the past several years has strengthened existing competitors. The Company's management believes that such success will continue to attract new competitors to the securities industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of the Company's business. While it is not possible to predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer or whether administrative or legislative barriers will be repealed or modified, firms such as the Company may be adversely affected by such competition or legislation. In addition, competition among financial services firms exists for experienced technical and other personnel.

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

  The Company may in the future receive notices of claims of infringement of other parties' proprietary rights. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition and operating results.

GOVERNMENT REGULATION; NET CAPITAL REQUIREMENTS

 Securities Industry

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. E*TRADE Securities is registered as a broker-dealer with the SEC. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, which has been designated by the SEC as E*TRADE Securities' primary regulator. These self-regulatory organizations adopt rules (subject to approval by the SEC) that govern the industry, and conduct periodic examinations of E*TRADE Securities' operations. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. E*TRADE Securities is registered as a broker-dealer in all 50 states and the District of Columbia.

  The Company is aware of several instances of its noncompliance with applicable regulations. In particular, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight, failed to renew its registration as a broker-dealer in two states; Nebraska and Ohio. One of the states, Ohio, as a condition of renewing the Company's license as a broker-dealer in that state, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

  Broker-dealers are subject to regulations covering all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. The Company is required to comply with many complex laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Additional legislation, changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges, and other self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, the NASD or other self-regulatory organizations and state securities commissions may conduct administrative proceedings, which can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or any of its officers or employees. The Company's ability to comply with all applicable laws and rules is dependent in large part on the maintenance of a control system reasonably designed to ensure such compliance. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. In addition, because the use of the Internet to provide online investing services is relatively new, regulatory standards are evolving. As a result, the Company may, in the future, become subject to additional regulation in the United States and in international jurisdictions.

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

  The Company has initiated an aggressive marketing campaign designed to bring brand-name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and all such marketing materials are required by the NASD to be reviewed by E*TRADE Securities' compliance officer prior to release. The Company does not currently solicit orders from its customers or make investment recommendations. However, if the Company were to engage in such activities, it would become subject to additional rules and regulations governing, among other things, the suitability of recommendations to customers and sales practices.

  It is the Company's intent to expand its business to other countries through the Internet and other gateways. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. E*TRADE Securities is regulated in the United States primarily by the NASD and the SEC. The varying compliance requirements of other national regulatory jurisdictions may impose a limit to the Company's rate of international expansion.

 Net Capital Requirements

  As registered broker-dealers and members of the NASD, E*TRADE Securities and E*TRADE Capital (a non-operational broker-dealer subsidiary of the Company) are subject to the Uniform Net Capital Rule (the "Rule"). The Rule, which specifies the minimum net capital requirements for registered broker-dealers, is designed to measure the general financial integrity and liquidity of a broker-dealer and requires that at least a minimum part of its assets be kept in relatively liquid form.

  E*TRADE Securities has elected to compute net capital under the alternative method of calculation permitted by the Rule. Under the alternative method, E*TRADE Securities is required to maintain minimum net capital, as defined in the Rule, equal to the greater of $250,000 or 2% of the amount of its "aggregate debit items" computed in accordance with the Formula for Determination of Reserve Requirements for Brokers and Dealers. The "aggregate debit items" are assets that have, as their source, transactions with customers, primarily margin loans. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD and other regulatory bodies and ultimately could require a firm's liquidation. The Rule prohibits payments of dividends, redemption of stock, the prepayment of subordinated indebtedness, and the making of any unsecured advance or loan to a stockholder, employee or affiliate, if aggregate debit items rise beyond 5% of net capital. The Rule also provides that the SEC may restrict, for up to 20 business days, any withdrawal of equity capital, or unsecured loans or advances to stockholders, employees or affiliates ("capital withdrawal"), if such capital withdrawal, together with all other net capital withdrawals during a 30-day period, exceeds 30% of excess net capital and the SEC concludes that the capital withdrawal may be detrimental to the financial integrity of the broker-dealer.

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

  A change in the Rule, the imposition of new rules or any unusually large charge against net capital could limit those operations of the Company that require the intensive use of capital, such as trading activities and the financing of customer account balances, and also could restrict the Company's ability to withdraw capital from its brokerage subsidiaries, which in turn could limit the Company's ability to pay dividends, repay debt and redeem or purchase shares of its outstanding stock.

  As of September 30, 1997, E*TRADE Securities was required to maintain minimum net capital of $13.8 million and had total net capital of approximately $51.7 million, or approximately $37.9 million in excess of the minimum amount required. In February 1996, E*TRADE Capital, then doing business as ET Execution Services, fell short of its minimum net capital requirement and thus was in violation of the Rule. The Company reported the violation of E*TRADE Capital to the SEC and the NASD and has implemented internal controls intended to prevent such violations in the future. There can be no assurance that such a violation of the Rule will not occur in the future.

 Electronic Commerce

  The Company anticipates that it may be required to comply with recordkeeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise, and the Company may be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting the Company's business or operations. The Company also may be subject to federal, state and foreign money transmitter laws and state and foreign sales and use tax laws. If enacted or deemed applicable to the Company, such laws, rules or regulations could be imposed on the Company's activities or its business.

  Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content and quality of products and services. The Telecommunications Act of 1996 prohibits the transmission over the Internet of certain types of information and content. Although certain of these prohibitions have been held unconstitutional, the increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of Internet and private network use.

ASSOCIATES

  At September 30, 1997, the Company had 499 associates. The Company's success has been, and will be, dependent to a large degree on its ability to retain the services of its existing executive officers and to attract and retain qualified additional senior and middle managers and key personnel in the future. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results. None of the Company's associates is subject to collective bargaining agreements or is represented by a union. The Company considers its relations with its associates to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  In addition to the executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

 NAME                                   AGE POSITION
 ----                                   --- --------
 Judy Balint........................... 44  Senior Vice President, Global
                                            Marketing and Strategic Business
                                            Development
 Debra Chrapaty........................ 36  Senior Vice President, E*TRADE
                                            Technologies and Chief Information
                                            Officer
 Kathy Levinson........................ 42  Executive Vice President, Customer
                                            Operations; President and Chief
                                            Operating Officer of E*TRADE
                                            Securities, Inc.
 Rebecca L. Patton..................... 42  Senior Vice President, Advanced
                                            Products Group
 Stephen C. Richards................... 43  Chief Financial Officer and
                                            Treasurer; Senior Vice President,
                                            Finance and Administration; Chief
                                            Financial Officer of E*TRADE
                                            Securities, Inc.


  Judy Balint is Senior Vice President, Global Marketing and Strategic Business Development of the Company. Prior to joining E*TRADE in March 1997, Ms. Balint was Senior Vice President and corporate director of marketing for National Processing Company, consultants in transaction technology, from February 1996 to March 1997. Ms. Balint served as CEO Paris and Managing Director of CME--KHBB Transactional Advertising, a global advertising network of the former Saatchi & Saatchi Group, from 1992 to April 1995. Ms. Balint held a variety of positions with Federal Express Corporation from 1987 to 1992 and with DHL Worldwide Express from 1979 to 1987. Ms. Balint received a BA in journalism from the University of Wisconsin, Madison, and an MBA in international business from the Monterey Institute of International Studies.

  Debra Chrapaty is Senior Vice President, E*TRADE Technologies, and Chief Information Officer of the Company. Prior to joining the Company in July 1997, Ms. Chrapaty served as vice president and chief technology officer for the National Basketball Association ("NBA") from 1994 through June 1997. Before joining the NBA, from 1992 through 1994 Ms. Chrapaty was Director, Internal Systems Consulting, at Bertelsmann C.I.S. in New York. From 1990 through 1992, she was with EMI Records Group in New York. Her previous experience with financial organizations includes stints with the Federal Reserve Bank of New York from 1985 to 1990 and Chase Econometrics/IDC in Philadelphia. Ms. Chrapaty received a BBA in economics from Temple University and an MBA in information systems from New York University.

  Kathy Levinson has served as Executive Vice President of the Company since November 1996 and President and Chief Operating Officer of E*TRADE Securities, Inc., since January 1996, and a director of E*TRADE Securities, Inc. since June 1996. From January 1995 to December 1995, Ms. Levinson worked as a consultant for the Company. Prior to that, Ms. Levinson worked for Charles Schwab from 1981 to 1994, most recently serving as Senior Vice President of Custody Services and prior to that, was Senior Vice President of Credit Service from 1989 to October 1994. She received a BA in economics from Stanford University.

  Rebecca L. Patton has served as Senior Vice President, Advanced Products Group since July 1997. Ms. Patton joined the Company in September 1995 as Vice President, Marketing and served as Senior Vice President, Marketing and Communications from August 1996 to July 1997. From 1988 to September 1995, Ms. Patton served in a variety of management positions at Apple Computer, including Worldwide Marketing Manager of the Personal Interactive Electronics Division and Manager of Apple's PowerBook Marketing Group. Ms. Patton received a BA in economics, from Duke University and an MBA from Stanford University.

  Stephen C. Richards joined the Company in April 1996 as Chief Financial Officer and Treasurer and has served as Senior Vice President, Finance and Administration and Chief Financial Officer of E*TRADE Securities, Inc. since June 1996. From 1984 to April 1996, Mr. Richards served in various positions at Bear Stearns & Co., Inc., an investment bank, including Managing Director and Chief Financial Officer of Correspondent Clearing. Prior to 1984, Mr. Richards served as Vice President/Deputy Controller of Becker Paribas and First Vice President/Controller of Jefferies & Company, Inc. He received a BA in statistics and economics from the University of California at Davis and an MBA in finance from the University of California at Los Angeles. Mr. Richards is a certified public accountant.

  The Company's present directors and executive officers and their respective affiliates beneficially own approximately 19.5% of the outstanding Common Stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in control of the Company.

ITEM 2. PROPERTIES

  The Company currently leases three spaces for its corporate offices in Palo Alto, California. The leases comprise an aggregate of 75,000 square feet and expire beginning in June 2000. The Company established a second data center in Rancho Cordova, California, in July 1996. The Company leases an aggregate 72,000 square feet at the Rancho Cordova facility. The lease expires in June 2006. The Company believes that it has adequate space for its current needs.

ITEM 3. LEGAL PROCEEDINGS

  On November 21, 1997, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The complaint alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commissions rates and its ability to timely execute transactions through its online brokerage services were false and deceptive. The complaint seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the complaint and also seeks unqualified compensatory and punitive damages.

  This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. Furthermore, the Company believes that all or a part of any damages which the Company may incur, including legal costs, may be covered under its insurance policies. An unfavorable outcome in any matters which are not covered by insurance, however, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect in the Company's results of operation.

  From time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely to the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part on the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its noncompliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to timely renew its registration as a broker-dealer in two states; Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

  The Company maintains insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property, hardware/software damage, directors and officers, errors and omissions liability. The Company believes that such insurance coverages are adequate for the purpose of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol EGRP since the Company's initial public offering on August 16, 1996. The following table shows the high and low sale prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                   HIGH   LOW
                                                                  ------ ------
     FISCAL 1996
      Fourth Quarter (from August 16, 1996)...................... $13.19 $ 8.38
     FISCAL 1997
      First Quarter.............................................. $12.50 $ 9.00
      Second Quarter............................................. $25.25 $11.13
      Third Quarter.............................................. $21.00 $14.75
      Fourth Quarter............................................. $47.00 $17.97

  The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on December 12, 1997 was $22.38 per share. As of that date there were 249 holders of record of the Company's Common Stock.

  The market price of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software, services or products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology, internet and services companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation sometimes has been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition and operating results.

DIVIDENDS

  The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend on a number of factors, including future earnings, the success of the Company's business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

USE OF PROCEEDS

  On August 16, 1996, a Registration Statement on Form S-1 (No. 333-05525) was declared effective by the Securities and Exchange Commission, pursuant to which 5,026,550 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $10.50 per share, generating gross offering proceeds of $52,779,000 for the account of the Company. A further 675,450 shares of the Company's Common Stock were offered and sold for the account of selling stockholders at a price of $10.50 per share, generating gross offering proceeds of $7,092,000 for the account of selling stockholders. Each share of Series A, Series B and Series C Preferred Stock was automatically converted into 60 shares of Common Stock upon the closing of the initial public offering. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Deutsche Morgan Grenfell/C.J. Lawrence, Inc.

  In connection with the offering, the Company incurred $3,695,000 in underwriting discounts and commissions, and $2,682,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $46,402,000.

  On August 20, 1997, a Registration Statement on Form S-1 (No. 333-31841) was declared effective by the Securities and Exchange Commission, pursuant to which 7,305,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $27.50 per share, generating gross offering proceeds of $200,888,000 for the account of the Company. A further 2,010,000 shares of the Company's Common Stock were offered and sold for the account of selling stockholders at a price of $27.50 per share, generating gross offering proceeds of $55,275,000 for the account of selling stockholders. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, Deutsche Morgan Grenfell/C.J. Lawrence, Inc., NationsBanc Montgomery Securities, and E*TRADE Securities, Inc.

  In connection with the offering, the Company incurred $10,044,000 in underwriting discounts and commissions, and $2,019,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $188,825,000.

  The Company has used a portion of the net proceeds of the two offerings as follows: (i) $10,655,000 for the purchase and installation of software, machinery and equipment, (ii) $2,665,000 for the construction of plant, building and facilities, (iii) $2,250,000 for the repayment of indebtedness,
(iv) $3,147,000 for a relocation loan to an officer, (v) $1,793,000 for additional investment in Roundtable Partners LLC, (vi) $2,000,000 for investment in KAP Group, LLC, (vii) $2,832,000 for investment in new projects, technology and products to expand and complement the business, and (viii) $209,885,000 for investment in short-term, investment grade, interest bearing securities.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                             YEARS ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                         1997    1996     1995    1994    1993
                                       -------- -------  ------- ------  ------
                                       (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA:
Revenues:
 Transaction revenues................  $109,659 $44,178  $20,835 $9,548  $2,158
 Interest, net of interest expense...    25,265   4,813    1,004    302      17
 International.......................     4,000      --       --     --      --
 Computer services and other.........     3,813   2,604    1,501  1,055     799
                                       -------- -------  ------- ------  ------
  Net revenues.......................   142,737  51,595   23,340 10,905   2,974
                                       -------- -------  ------- ------  ------
Cost of services:
 Cost of services....................    66,507  34,268   13,340  7,646   1,973
 Registration charge.................     4,334      --       --     --      --
 Self-clearing start-up costs........        --   2,240      141     --      --
                                       -------- -------  ------- ------  ------
  Total cost of services.............    70,841  36,508   13,481  7,646   1,973
                                       -------- -------  ------- ------  ------
Operating expenses:
 Selling and marketing...............    24,193   7,600    2,466    998     282
 Technology development..............    10,761   2,792      943    335     216
 General and administrative..........    13,612   6,078    2,141  1,682     400
                                       -------- -------  ------- ------  ------
  Total operating expenses...........    48,566  16,470    5,550  3,015     898
                                       -------- -------  ------- ------  ------
  Total cost of services and operat-
   ing expenses                         119,407  52,978   19,031 10,661   2,871
                                       -------- -------  ------- ------  ------
Pre-tax income (loss)................    23,330  (1,383)   4,309    244     103
Income tax expense (benefit).........     9,425    (555)   1,728   (541)      4
                                       -------- -------  ------- ------  ------
Net income (loss)....................  $ 13,905 $  (828) $ 2,581 $  785  $   99
                                       ======== =======  ======= ======  ======
Net income (loss) per share..........  $   0.40 $ (0.03) $  0.10 $ 0.03  $   --
                                       ======== =======  ======= ======  ======
Weighted average number of common and
 common equivalent shares outstand-
 ing.................................    34,574  28,564   26,481 26,186  26,677
                                       ======== =======  ======= ======  ======
                                                   SEPTEMBER 30,
                                       ----------------------------------------
                                         1997    1996     1995    1994    1993
                                       -------- -------  ------- ------  ------
                                                   (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash and equivalents.................  $ 21,814 $14,641  $ 9,624 $  692  $   36
Total assets.........................   989,903 294,881   14,164  2,163     728
Long-term obligations................        --      --       45     64   1,310
Stockholders' equity (deficiency)....   281,275  69,304   11,148    (92)   (788)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K.

OVERVIEW

  E*TRADE is a leading provider of online investing services and has established a popular, branded destination Web site for self-directed investors. Founded in 1982, the Company operated initially as a service bureau, providing automated online securities transaction services to various brokerage firms, including Fidelity Brokerage Services, Inc., Quick & Reilly, Inc., and, through an agreement with Bank of America, Charles Schwab. In 1992, the Company formed E*TRADE Securities and began to offer retail investing services and account information 24 hours a day, seven days a week.

  The Company's revenues consist principally of transaction revenues, which include securities brokerage commissions and payments based on order flow (described below), interest and certain other fees related to the Company's product offerings. The Company has experienced substantial growth in its revenues since the inception of E*TRADE Securities. At the end of fiscal 1992, the Company was processing slightly over 100 transactions per day. For September 1997, the Company's average daily transaction volume had grown to 25,600. Although increases in the overall activity in the securities markets have contributed to the Company's growth, the Company believes that its growth has also been due to the success of its advertising campaigns in bringing brand name recognition to the E*TRADE name, the launch of Internet access to E*TRADE and the continuing successful integration of new product developments.

  The Company uses other broker-dealers to execute its customers' orders and, in recent years, has derived a significant portion of its revenues from these broker-dealers for such order flow. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by the Company to its customers. The revenues received by the Company under these arrangements for fiscal 1997, 1996 and 1995 amounted to 19%, 22% and 20% of net revenues, respectively. However, the amount received per transaction has declined over these periods, and the Company expects this trend to continue. There can be no assurance that these revenues will continue at their present levels or that the Company will be able to continue its present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company is making significant investments in systems technology and has established a second data center in Rancho Cordova, California, in July 1996. This facility supports systems, network services, trading, customer service, transaction redundancy and backup between the Company's Palo Alto and Rancho Cordova locations, thereby providing an operational system in the event of a service interruption at either facility.

  The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations in any given year.

  The Company implemented equities self-clearing operations in July 1996 and options self-clearing operations in April 1997. Prior to July 1996, the Company cleared all of its customer transactions as a fully-disclosed correspondent of Herzog, Heine, Geduld, Inc. ("Herzog"). Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. In the first quarter of fiscal 1996, the Company began hiring associates to perform these functions. As a consequence, the Company incurred significant nonrecurring costs associated with the hiring and training of its associates, as well as systems integration costs. The Company continued to incur expenses for clearing operations performed by Herzog through June 1996. The conversion to self-clearing has allowed the Company to realize significant cost savings and revenue enhancement.

  The Company now assumes direct responsibility for the possession and control of customer securities and other customer assets and the clearance of customers' securities transactions. Having this responsibility requires the Company to record on its balance sheet the customer receivables and customer payables to the Company that are a result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customers' margin accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained by the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company may be required to obtain financing for any excess debit balance. The Company had receivables from customers, brokers, dealers and clearing organizations of $724 million and payables to customers, brokers, dealers and clearing organizations of $681 million as of September 30, 1997. The Company contracts with a third-party service bureau, Beta Systems, for its customer recordkeeping and data processing services, having previously relied on Herzog for these services.

  The Company's transaction revenues increased to $109.7 million in fiscal 1997 from $20.8 million in fiscal 1995. Transaction revenues include securities brokerage transactions and, since late fiscal 1994, payments for order flow. The Company recognized $4.0 million in international revenue in fiscal 1997, representing $2.0 million in licensing fees attributable to the Company's agreement with VERSUS Technologies, Inc. ("VERSUS") and $2.0 million in licensing fees attributable to the Company's agreement with Nova Pacific Capital Ltd. ("Nova Pacific"). These licensing agreements grant VERSUS, through its subsidiary VERSUS Brokerage Services, Inc., and Nova Pacific the exclusive right to offer online investing services under the E*TRADE name to customers with addresses in Canada through VERSUS, and Australia and New Zealand through Nova Pacific. Under these agreements, the Company receives ongoing royalties from VERSUS and Nova Pacific based upon their transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated. Prior to fiscal 1997, the Company did not recognize any international revenues.

  Interest revenues, net of interest expense, increased to $25.3 million in fiscal 1997 from $1.0 million in fiscal 1995. The Company previously participated in the interest spread on its customer debit and credit balances through its clearing agreement with Herzog, but is no longer subject to that agreement as a result of its conversion to self-clearing operations. Consequently, the Company now has greater control over interest rates charged to customers for debit balances and interest rates paid for credit balances. The Company began receiving fees on its customers' assets invested in money market funds in September 1994, which fees were shared with Herzog until the Company's change to self-clearing operations in July 1996.

  Computer services and other revenues increased to $3.8 million in fiscal 1997 from $1.5 million in fiscal 1995. Computer services revenues consist primarily of fees for the time customers are connected to the Company online. Other revenues represent the Company's return on its investment in Roundtable Partners LLC, a consortium of broker-dealers that provides the Company with alternative broker-dealers through which to route its customers' orders for execution. The Company also participates in the operating results of Roundtable Partners LLC as an equity owner.

  The Company's total cost of services increased to $70.8 million in fiscal 1997 from $13.5 million in fiscal 1995. Cost of services includes clearing fees paid to the Company's former clearing broker, system maintenance and communication expenses and expenses related to the Company's clearing operations and customer service activities.

  Selling and marketing expenses increased to $24.2 million in fiscal 1997 from $2.5 million in fiscal 1995 and consist primarily of the costs associated with the actual advertising placement expenses as well as the creative development of advertising.

  Technology development expenses increased to $10.8 million in fiscal 1997 from $943,000 in fiscal 1995 and consist of payroll and consulting costs associated with the development and enhancement of the Company's product offerings. In addition to such amounts, the Company capitalized costs of $2.8 million in fiscal 1997 and $114,000 in fiscal 1996 for internally developed software, which includes the cost of software tools and licenses used in the development of the Company's systems, as well as payroll and consulting costs.

  General and administrative expenses increased to $13.6 million in fiscal 1997 from $2.1 million in fiscal 1995 and consist primarily of facilities costs, equipment and maintenance expenses, as well as corporate management costs, including accounting, finance, human resources, compliance and other administrative expenses.

  The Company has experienced substantial changes in and expansion of its business and operations since it began offering online investing services in 1992, and Internet investing services in February 1996, and expects to continue to experience periods of rapid growth. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial and other resources. Competition for highly qualified senior managers and technical personnel is intense. If the Company fails to attract, assimilate and retain such personnel, there would be a material adverse effect on the Company's business, financial condition and operating results.

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction and, due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the states, Ohio, as a condition of renewing the Company's license as a broker-dealer in that state, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time, $4.3 million pre-tax charge against earnings in connection with this matter.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of net revenues represented by certain items on the Company's consolidated statements of operations for the periods indicated:

                                                              YEARS ENDED
                                                             SEPTEMBER 30,
                                                           --------------------
                                                           1997   1996    1995
                                                           -----  -----   -----
Revenues:
 Transaction revenues.....................................  76.8%  85.6%   89.3%
 Interest, net of interest expense........................  17.7    9.4     4.2
 International............................................   2.8     --      --
 Computer services and other..............................   2.7    5.0     6.5
                                                           -----  -----   -----
  Net revenues............................................ 100.0  100.0   100.0
                                                           -----  -----   -----
Cost of services:
 Cost of services.........................................  46.6   66.4    57.2
 Registration charge......................................   3.0     --      --
 Self-clearing start-up costs.............................    --    4.3     0.6
                                                           -----  -----   -----
  Total cost of services..................................  49.6   70.7    57.8
                                                           -----  -----   -----
Operating expenses:
 Selling and marketing....................................  17.0   14.7    10.6
 Technology development...................................   7.5    5.4     4.0
 General and administrative...............................   9.5   11.8     9.1
                                                           -----  -----   -----
  Total operating expenses................................  34.0   31.9    23.7
                                                           -----  -----   -----
  Total cost of services and operating expenses...........  83.6  102.6    81.5
                                                           -----  -----   -----
Pre-tax income (loss).....................................  16.4   (2.6)   18.5
Income tax expense (benefit)..............................   6.6   (1.0)    7.4
                                                           -----  -----   -----
Net income (loss).........................................   9.8%  (1.6)%  11.1%
                                                           =====  =====   =====

FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

 Revenues

  Transaction revenues increased 148% to $109.7 million in fiscal 1997, up from $44.2 million in fiscal 1996 and $20.8 million in fiscal 1995. This increase is attributed to a 166% increase in average daily transactions to 16,382 in fiscal 1997 from 6,148 in fiscal 1996 and 2,335 in fiscal 1995. Transaction revenues consist of commission revenues and payments for order flow. Commission revenues increased 153% to $82.9 million, up from $32.8 million in fiscal 1996 and $16.2 million in fiscal 1995. Average commissions per transaction decreased to $20.00 in fiscal 1997 from $20.82 in fiscal 1996 and $27.38 in fiscal 1995, due to the planned lowering of commissions on listed market orders from $19.95 to $14.95 in February 1996. Payments for order flow increased 135% to $26.8 million in fiscal 1997, up from $11.4 million in fiscal 1996 and $4.6 million in fiscal 1995. This increase is less than the increase in total volume of transactions due to the introduction of the new SEC order handling rules in January 1997.

  Net interest revenues for fiscal 1997 increased 425% to $25.3 million, up from $4.8 million in fiscal 1996 and $1.0 million in fiscal 1995, due to growth in customer accounts and the opportunity that being self-clearing has given the Company to manage interest rates. This increase was also a result of average customer margin debit balances increasing 336% to $543 million, average customer interest-earning credit balances increasing 308% to $218 million and average customer money market fund balances increasing 145% to $714 million during the period, compared to the average balances during fiscal 1996 and 1995.

  International revenues were $4.0 million in fiscal 1997, due to the recognition of licensing fees attributable to the Company's agreements with VERSUS, in the second quarter of fiscal 1997, and Nova Pacific, in the third quarter of fiscal 1997, each for $2.0 million. There were no international revenues in fiscal 1996 or 1995.

  Computer services and other revenues increased 46% to $3.8 million in fiscal 1997, up from $2.6 million in fiscal 1996 and $1.5 million in fiscal 1995. These revenues increased as a result of an increase in the profits from the investment in Roundtable Partners LLC, partially offset by a decrease in customer connect time charges.

 Cost of Services

  Total cost of services increased 94% to $70.8 million in fiscal 1997, up from $36.5 million in fiscal 1996 and $13.5 million in fiscal 1995. Included in total cost of services for fiscal 1997 was a charge of $4.3 million, which resulted from a clerical oversight connected with the Company's failure to timely renew its registration as a broker-dealer in the state of Ohio. Included in total cost of services in fiscal 1996 were self-clearing start-up costs of $2.2 million. Cost of services, exclusive of the registration charge and self-clearing start-up costs, increased 94% to $66.5 million in fiscal 1997, up from $34.3 million in fiscal 1996 and $13.3 million in fiscal 1995. This increase reflects the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the second operational data center in Rancho Cordova, California beginning in July 1996.

 Operating Expenses

  Selling and marketing expenses increased 218% to $24.2 million in fiscal 1997, up from $7.6 million in fiscal 1996 and $2.5 million in fiscal 1995. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. In addition, the increase reflects the Company's national television advertising campaign launched during the second quarter of fiscal 1997.

  Technology development costs increased 285% to $10.8 million in fiscal 1997, up from $2.8 million in fiscal 1996 and $943,000 in fiscal 1995. The fiscal 1997 level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, which was launched in February 1996 and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased 124% to $13.6 million in fiscal 1997, up from $6.1 million in fiscal 1996 and $2.1 million in fiscal 1995. The increase was the result of increased costs associated with personnel additions, relocation to larger facilities, the development of administrative functions resulting from the overall growth in the Company, and an increased use of consultants by the Company in comparison to prior years.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of 40.4% for fiscal 1997 and 40.1% for fiscal 1996 and 1995.

VARIABILITY OF RESULTS

  The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

  In August 1996, the Company completed an initial public offering of its Common Stock, resulting in net proceeds to the Company of approximately $46.4 million. The Company also has financed its activities through cash provided by operations, the private placement of Preferred Stock, a secondary public offering, and, to a lesser extent, equipment financing. In September 1995, the Company privately placed $12.3 million of convertible Preferred Stock, of which $3.8 million was used to repurchase and retire outstanding Common Stock. In April and June 1996, the Company sold convertible Preferred Stock for an aggregate of $11.8 million. All of the Company's Preferred Stock converted to Common Stock upon the completion of the Company's initial public offering.

  In August 1997, the Company completed a secondary public offering of 7,305,000 shares of the Company's Common Stock at a price of $27.50 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

  In July 1996, the Company obtained $100 million in authorized financing, to be collateralized by customer securities. At September 30, 1997, $9.4 million was outstanding under these lines, which was repaid on October 1, 1997. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing for the Company's stock loan activities.

  The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of the Company's existing and new service offerings and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all.

  If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

  Cash used in operating activities was $9.6 million in fiscal 1997, primarily as a result of increases in brokerage-related assets in excess of related liabilities of $39.6 million, offset in part by net income during the period, non-cash items included in net income and increases in accounts payable, accrued and other liabilities in excess of other assets of $12.7 million. Cash provided by (used in) operating activities in fiscal 1996 and 1995 was ($7.8) million and $3.4 million, respectively. Such amounts reflect net income (loss) for the respective periods and, in fiscal 1996, the impact of self-clearing operations in the fourth quarter resulting in an increase in brokerage-related assets in excess of related liabilities of $7.3 million.

  Cash used in investing activities was $174.4 million in fiscal 1997 and $45.8 million in fiscal 1996, primarily as a result of the investment of the proceeds from the Company's secondary public offering of Common Stock in August 1997 and initial public offering of Common Stock in August 1996. Additionally, the Company made ongoing investments in its technological infrastructure and the second data center in Rancho Cordova, and in fiscal 1997, a relocation loan to the Company's Chief Executive Officer (see Note 5 of Notes to Consolidated Financial Statements). Cash used for investing activities in fiscal 1995 of $1.7 million primarily represents equipment purchases.

  Cash provided by financing activities was $191.1 million in fiscal 1997, primarily due to net proceeds from the Company's secondary public offering and the proceeds from exercise of stock options, compared with $58.6 million in fiscal 1996, arising principally from the Company's initial public offering and private sales of Preferred Stock. Cash provided by financing activities in fiscal 1995 of $7.3 million reflects net proceeds from the Company's sale of Preferred Stock, offset by repurchases of Common Stock and repayment of obligations.

  The Company expects that it will incur approximately $35 million of capital expenditures for the 12 months ended September 30, 1998.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996, except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

  In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Company is required to adopt SFAS No. 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the periods presented, basic EPS would have been $.45, ($.05) and $.16 for the years ended September 30, 1997, 1996 and 1995, respectively. The method used to calculate diluted EPS under SFAS No. 128 is the same as the method used to calculate the EPS reported herein.

  In June 1997, the FASB issued SFAS No. 130, Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise. The Company is required to adopt these statements for fiscal 1999. SFAS No. 130 establishes standards for reporting comprehensive income and SFAS No. 131 establishes standards for reporting information about operating segments. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 130 or 131.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
  Independent Auditors' Report............................................  30
  Consolidated Balance Sheets, September 30, 1997 and 1996................  31
  Consolidated Statements of Operations for Years Ended September 30,
   1997, 1996 and 1995....................................................  32
  Consolidated Statements of Stockholders' Equity for Years Ended
   September 30, 1997, 1996 and 1995......................................  33
  Consolidated Statements of Cash Flows for Years Ended September 30,
   1997, 1996 and 1995....................................................  34
  Notes to Consolidated Financial Statements..............................  35

SCHEDULES

All schedules have been omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of E*TRADE Group, Inc.:

  We have audited the accompanying consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
November 6, 1997 (November 21, 1997
  as to the second paragraph of Note 11)

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                           ASSETS
Current assets:
 Cash and equivalents........................................  $ 21,814  $14,641
 Cash and investments required to be segregated under Federal
  or other regulations.......................................    15,001   35,500
 Investment securities.......................................   191,398   35,003
 Brokerage receivables--net..................................   724,365  193,228
 Other assets................................................     4,956    2,203
                                                               -------- --------
  Total current assets.......................................   957,534  280,575
Property and equipment--net..................................    18,802    9,228
Equity investment............................................     3,519    2,860
Relocation loan receivable...................................     3,347      --
Other assets.................................................     6,701    2,218
                                                               -------- --------
    Total assets.............................................  $989,903 $294,881
                                                               ======== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Brokerage payables..........................................  $681,106 $219,483
 Bank loan payable...........................................     9,400      --
 Accounts payable, accrued liabilities and other.............    18,122    6,094
                                                               -------- --------
  Total liabilities..........................................   708,628  225,577
                                                               -------- --------
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
Preferred stock, $.01 par: shares authorized, 1,000,000;
 Series A: 800,000 shares designated; shares issued and
 outstanding: 1997, none; 1996, none.........................       --       --
Common stock, $.01 par: shares authorized, 50,000,000; shares issued and outstanding: September 1997, 38,657,328;
 September 1996, 29,539,147..................................       387      295
Additional paid-in capital...................................   266,712   68,738
Retained earnings............................................    14,176      271
                                                               -------- --------
  Total stockholders' equity.................................   281,275   69,304
                                                               -------- --------
    Total liabilities and stockholders' equity...............  $989,903 $294,881
                                                               ======== ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                     YEARS ENDED SEPTEMBER 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------- -------  -------
Revenues:
  Transaction revenues.............................. $ 109,659 $44,178  $20,835
  Interest--net of interest expense (A).............    25,265   4,813    1,004
  International.....................................     4,000      --       --
  Computer services and other.......................     3,813   2,604    1,501
                                                     --------- -------  -------
    Net revenues....................................   142,737  51,595   23,340
                                                     --------- -------  -------
Cost of services:
  Cost of services..................................    66,507  34,268   13,340
  Registration charge...............................     4,334     --       --
  Self-clearing start-up costs......................       --    2,240      141
                                                     --------- -------  -------
    Total cost of services..........................    70,841  36,508   13,481
                                                     --------- -------  -------
Operating expenses:
  Selling and marketing.............................    24,193   7,600    2,466
  Technology development............................    10,761   2,792      943
  General and administrative........................    13,612   6,078    2,141
                                                     --------- -------  -------
    Total operating expenses........................    48,566  16,470    5,550
                                                     --------- -------  -------
    Total cost of services and operating expenses...   119,407  52,978   19,031
                                                     --------- -------  -------
Pre-tax income (loss)...............................    23,330  (1,383)   4,309
Income tax expense (benefit)........................     9,425    (555)   1,728
                                                     --------- -------  -------
Net income (loss)................................... $  13,905 $  (828) $ 2,581
                                                     ========= =======  =======
Net income (loss) per share......................... $    0.40 $ (0.03) $  0.10
                                                     ========= =======  =======
Weighted average number of common and common
 equivalent shares outstanding......................    34,574  28,564   26,481
                                                     ========= =======  =======

(A) Interest is presented net of interest expense of $14,909, $2,224 and $83 for the years ended 1997, 1996 and 1995, respectively.


                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                            PREFERRED                                            TOTAL
                              STOCK      COMMON STOCK   ADDITIONAL RETAINED  STOCKHOLDERS'
                          -------------  --------------  PAID-IN   EARNINGS     EQUITY
                          SHARES AMOUNT  SHARES  AMOUNT  CAPITAL   (DEFICIT) (DEFICIENCY)
                          ------ ------  ------  ------ ---------- --------- -------------
BALANCE, OCTOBER
 1, 1994................                 14,954   $149      1,241   $(1,482)   $    (92)
Net income..............                                              2,581       2,581
Issuance of Series A
 preferred stock........    100  $    1                    12,299                12,300
Exercise of stock
 warrants...............                  1,293     13                               13
Exercise of stock
 options................                    497      5        141                   146
Repurchase of common
 stock..................                 (1,853)   (18)    (3,782)               (3,800)
                           ----  ------  ------   ----   --------   -------    --------
BALANCE, SEPTEMBER 30,
 1995...................    100       1  14,891    149      9,899     1,099      11,148
Net loss................                                               (828)       (828)
Issuance of Series B
 preferred stock, net of
 issuance costs.........     20                             2,837                 2,837
Issuance of Series C
 preferred stock, net of
 issuance costs.........     11                             8,950                 8,950
Initial public offering,
 net of issuance costs..                  5,027     50     46,352                46,402
Conversion of preferred
 stock..................   (131)     (1)  7,891     79        (78)                  --
Exercise of stock
 warrants, including tax
 benefit................                    403      4        286                   290
Exercise of stock
 options, including tax
 benefit................                  1,320     13        472                   485
Issuance of common stock
 for services...........                      7                20                    20
                           ----  ------  ------   ----   --------   -------    --------
BALANCE,  SEPTEMBER 30,
 1996...................    --      --   29,539    295     68,738       271      69,304
Net income..............                                             13,905      13,905
Issuance of common
 stock, net of issuance
 costs..................                  7,305     73    188,752               188,825
Exercise of stock
 options, including tax
 benefit................                  1,739     18      8,535                 8,553
Employee Stock Purchase
 Plan...................                     74      1        687                   688
                           ----  ------  ------   ----   --------   -------    --------
BALANCE, SEPTEMBER 30,
 1997...................    --   $  --   38,657   $387   $266,712   $14,176    $281,275
                           ====  ======  ======   ====   ========   =======    ========


                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                    YEARS ENDED SEPTEMBER 30,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................  $ 13,905  $   (828) $ 2,581
Non-cash items included in net income (loss):
 Deferred income taxes............................     1,704      (487)     303
 Depreciation and amortization....................     3,566       876      230
 Income earned on equity investment...............    (1,785)     (228)    (353)
 Other............................................        21       107       67
Net effect of changes in broker-related assets and
 liabilities:
 Cash and investments required to be segregated
  under Federal or other regulations..............    20,499   (35,500)     --
 Brokerage receivables............................  (531,137) (191,292)  (1,437)
 Brokerage payables...............................   461,623   219,483      --
 Bank loan payable................................     9,400       --       --
Other changes, net:
 Other assets.....................................    (4,088)   (2,998)    (113)
 Accounts payable, accrued liabilities and other..    16,741     3,101    2,095
                                                    --------  --------  -------
Net cash provided by (used in) operating
 activities.......................................    (9,551)   (7,766)   3,373
                                                    --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment................   (12,468)   (8,733)  (1,375)
Internally developed software.....................    (2,832)    (114)      --
Purchase of equity investment.....................       --     (2,000)     --
Purchase of investment securities.................  (993,282) (337,073)    (504)
Sale/maturity of investment securities............   836,877   302,070      --
Relocation loan...................................    (3,347)      --       --
Distributions received from equity investments....       658        44      181
                                                    --------  --------  -------
Net cash used in investing activities.............  (174,394)  (45,806)  (1,698)
                                                    --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of
 issuance costs...................................   188,825    46,402      --
Proceeds from issuance of preferred stock, net of
 issuance costs...................................       --     11,787   12,300
Proceeds from exercise of stock options...........     1,627       310      146
Proceeds from exercise of stock warrants..........       --        113       13
Proceeds from Employee Stock Purchase Plan........       688       --       --
Repurchase of common stock........................       --        --    (3,800)
Proceeds from long-term note payable..............       --      2,500      --
Repayment of long-term note payable...............       --     (2,500)  (1,381)
Repayment of capital leases.......................       (22)      (23)     (21)
                                                    --------  --------  -------
Net cash provided by financing activities.........   191,118    58,589    7,257
                                                    --------  --------  -------
INCREASE IN CASH AND EQUIVALENTS..................     7,173     5,017    8,932
CASH AND EQUIVALENTS--Beginning of period.........    14,641     9,624      692
                                                    --------  --------  -------
CASH AND EQUIVALENTS--End of period...............  $ 21,814  $ 14,641  $ 9,624
                                                    ========  ========  =======
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest............................  $ 13,440  $  2,013  $   399
                                                    ========  ========  =======
Cash paid for income taxes........................  $  1,205  $  1,025  $   830
                                                    ========  ========  =======
Non-cash financing activities:
 Tax benefit on exercise of stock options and
  warrants........................................  $  6,926     $ 352  $   --
                                                    ========  ========  =======

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), E*TRADE Securities, Inc. ("E*TRADE Securities") and E*TRADE Capital, Inc., securities broker-dealers. The Company has four locations in California, and as of September 30, 1997 and 1996, approximately 25% of E*TRADE Securities' customer accounts were located in California. All intercompany balances and transactions have been eliminated.

  Transaction Revenues--The Company derives revenues from commissions related to customer transactions in equity and debt securities, options and, to a lesser extent, payments from other broker-dealers for order flow. Securities transactions are recorded on a trade date basis and are executed by independent broker-dealers. Through June 1996, the Company did not receive or hold customers' securities or funds. The Company implemented self-clearing operations and took custody of securities and funds in customer accounts in July 1996.

  Interest, Net of Interest Expense--Prior to July 1996, these amounts represent the Company's participation in the interest differential on its customer debit and credit balances through a contractual agreement with its former clearing broker, and fees on its customer assets invested in money market accounts. Subsequent to the implementation of self-clearing operations in July 1996, these amounts primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances and interest paid to other broker-dealers through the Company's stock loan program.

  International Revenue--International revenue represents fees from the licensing of rights which allow the licensees to offer on-line investing services using the E*TRADE brand name in their foreign countries. Under the agreements the Company will receive ongoing royalties.

  Computer Services Revenue--Computer services revenue represents connect time charges for direct modem access and touch-tone telephone customers. Such revenues are recorded as earned.

  Depreciation and Amortization--Furniture and fixtures, software and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are stated at cost and are amortized over the lesser of their useful lives or the life of the lease.

  Technology Development Costs--Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify as internally developed software costs. The cost of internally developed software is capitalized and included in other assets. The costs to develop such software are capitalized when management authorizes and commits to funding a project it believes will be completed and used to perform the functions intended and the conceptual formulation, design and testing of possible software project alternatives have been completed. Pilot projects and projects where expected future economic benefits are less than probable are not eligible for capitalization. Internally developed software costs include the cost of software tools and licenses used in the development of the Company's systems, as well as payroll and consulting costs. Capitalized costs totaled $2,832,000, $114,000 and $0 for the years ended September 30, 1997, 1996 and 1995, respectively.

  Completed projects are transferred to property and equipment and are reported at the lower of unamortized cost or net realizable value. Amortization is based on the straight-line method over the estimated useful life, generally two to three years. Amortization expense for the year ended September 30, 1997 was $69,000. There was no amortization expense for the years ended September 30, 1996 or 1995.

  Cash Equivalents--For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations or investment securities designated as available for sale) to be cash equivalents.

  Cash and Investments Required to be Segregated Under Federal or Other Regulations--Cash and investments required to be segregated under Federal or other regulations consist primarily of securities purchased under agreements to resell ("Resale Agreements"). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts.

  Investments--Investment securities represent a portfolio of commercial paper, municipal bonds, corporate bonds, preferred stocks and money market funds. The cost of these investments approximates fair market value, and management has designated them as available for sale. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included in retained earnings. Realized gains and losses and declines in fair-value, judged to be other than temporary, are included in other revenues. The cost of securities sold is based on the average cost method and interest earned is included in interest revenue.

  Equity investment represents the Company's investment in a limited liability company, Roundtable Partners LLC ("Roundtable"), which is accounted for using the equity method. The Company's return on its investment in Roundtable is included in other revenues. Roundtable is a consortium of broker-dealers.

  Estimated Fair-Value of Financial Instruments--The Company believes the amounts presented for financial instruments on the consolidated balance sheets consisting of cash equivalents, commercial paper, municipal bonds, corporate bonds, preferred stocks, money market funds, and brokerage receivables and payables to be reasonable estimates of fair-value. The Company uses available market information as of the balance sheet dates and appropriate valuation methodologies in deriving amounts reported for financial instruments.

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the periods presented.

  Stock-Based Compensation--As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation on the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25.

  Advertising Costs--Advertising costs are expensed when the initial advertisement is run.

  Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not. Income tax expense for each of the three years in the period ended September 30, 1997 is computed based on the expected effective tax rate for the year ended September 30, 1997.

  Long-lived Assets--The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective October 1, 1996. The adoption did not have a material impact on the consolidated financial statements.

  Earnings Per Share--Earnings per share is based on the fully diluted weighted average number of common and common equivalent shares outstanding during the period. Pursuant to rules of the Securities and Exchange Commission, all common and common equivalent shares issued and options, warrants and other rights to acquire shares of common stock at a price less than the initial public offering price granted by the Company during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the computation of common and common equivalent shares outstanding for all periods prior to the initial public offering (see Note 8).

  Recently Issued Accounting Standards--In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective for transfers of financial assets made after December 31, 1996, except for certain financial assets for which the effective date has been delayed until 1998 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125. This new statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect SFAS No. 125 to have a material effect on its consolidated financial statements.

  In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Company is required to adopt SFAS No. 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share ("EPS") data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the periods presented, basic EPS would have been $.45, ($.05) and $.16 for the years ended September 30, 1997, 1996 and 1995, respectively. The method used to calculate diluted EPS under SFAS No. 128 is the same as the method used to calculate the EPS reported herein.

  In June 1997, the FASB issued SFAS No. 130, Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise. The Company is required to adopt these statements for fiscal 1999. SFAS No. 130 establishes standards for reporting comprehensive income and SFAS No. 131 establishes standards for reporting information about operating segments. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 130 or 131.

  Reclassifications--Certain items in these financial statements have been reclassified to conform to the current period presentation.

2. INVESTMENT SECURITIES

  The Company invests in high quality, short-term investments, which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at September 30, 1997 or 1996. Additionally, because investments are short-term and are generally allowed to mature, realized gains and losses for both years were minimal and there were no significant changes in net unrealized gains and losses.

  The following table presents the estimated fair value breakdown of investment securities by category (in thousands):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                 1997    1996
                                                               -------- -------
     Commercial paper......................................... $ 67,062 $29,749
     Money market funds.......................................   61,879     178
     Municipal bonds..........................................   43,904      --
     Corporate bonds..........................................   10,927   2,541
     Preferred stocks.........................................    7,626      --
     US Government notes......................................       --   2,535
                                                               -------- -------
       Total investment securities............................ $191,398 $35,003
                                                               ======== =======

3. BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net consists of the following (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
     Receivable from customers (less allowance for doubtful
      accounts of
      $435 and $129 in 1997 and 1996, respectively).........  $655,981 $168,777
     Receivable from brokers, dealers and clearing organiza-
      tions:
      Net settlement and deposits with clearing organiza-
       tions................................................    37,198   16,018
      Deposits paid for securities borrowed.................    25,584    5,804
      Securities failed to deliver..........................     1,011      214
      Other.................................................     4,591    2,415
                                                              -------- --------
       Total brokerage receivables--net.....................  $724,365 $193,228
                                                              ======== ========
     Payable to customers...................................  $279,348 $183,561
     Payable to brokers, dealers and clearing organizations:
      Deposits received for securities loaned...............   398,007   33,576
      Securities failed to receive..........................     1,304      494
      Other.................................................     2,447    1,852
                                                              -------- --------
       Total brokerage payables.............................  $681,106 $219,483
                                                              ======== ========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers represents credit extended to customers to finance their purchases of securities on margin. At September 30, 1997 and 1996, credit extended to customers with respect to margin accounts was $678 million and $171 million, respectively. Securities owned by customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers represents free credit balances and other customer funds pending completion of securities transactions. The Company pays interest on certain customer credit balances.

4. PROPERTY AND EQUIPMENT--NET

  Property and equipment--net consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
     Equipment.................................................. $11,302 $6,221
     Leasehold improvements.....................................   6,478  4,164
     Software...................................................   5,664     --
     Furniture and fixtures.....................................     768    706
                                                                 ------- ------
                                                                  24,212 11,091
     Less accumulated depreciation and amortization.............   5,410  1,863
                                                                 ------- ------
       Total property and equipment-net......................... $18,802 $9,228
                                                                 ======= ======

5. RELATED-PARTY TRANSACTIONS

  During fiscal 1997, the Company made a relocation loan to Mr. Christos Cotsakos, its Chief Executive Officer and a Director, in the aggregate principal amount of $3,147,000. The proceeds of this loan were used to fund the purchase by Mr. Cotsakos of a personal residence in the Silicon Valley area. The relocation loan accrues interest at the rate of 7% per annum which, together with the principal amount, is due and payable in November 1999. Accrued interest was $200,000 as of September 30, 1997. The loan is required to be collateralized by a combination of assets, including the residence purchased. The due date of the relocation loan is subject to acceleration upon the occurrence of certain events including the voluntary cessation of employment with the Company by Mr. Cotsakos.

  In June 1997, the Company invested $2,000,000 in KAP Group, LLC ("KAP Group"), by means of a promissory note in the principal amount of $1,805,951 and through the purchase of a warrant for $194,049. The note bears interest at 7% per annum which, together with the principal amount, is due and payable in July 2002. The warrant gives the Company the right to purchase shares of KAP Group. KAP Group intends to invest substantially all of its assets in another entity which will be formed for the purpose of engaging in securities trading. KAP Group investors include the Company, the Company's Chairman of the Board of Directors and others.

6. LONG-TERM NOTES PAYABLE AND SHORT-TERM FUNDING

  During fiscal 1996, the Company used $2.5 million of the proceeds from its initial public offering (see Note 8) to repay a term loan originally obtained in February 1996 to finance the purchase of equipment and leasehold improvements. Interest was accrued at the per annum rate equal to the sum of 2.70% over the 30-Day Commercial Paper Rate as defined. There was no prepayment penalty.

  The principal source of financing for E*TRADE Securities' margin lending is cash balances in customers' accounts and financing obtained from other broker-dealers through E*TRADE Securities' stock loan program. E*TRADE Securities also maintains committed lines of financing with banks totaling $100 million to finance margin lending. At September 30, 1997, $9,400,000 was outstanding under these lines, bearing interest at 6.875% per annum, which was repaid on October 1, 1997; such amount is recorded as bank loan payable in the consolidated balance sheet. There were no borrowings outstanding under these lines at September 30, 1996.

7. INCOME TAXES

  The components of income tax expense (benefit) are as follows (in thousands):

                                                              YEARS ENDED
                                                             SEPTEMBER 30,
                                                          ---------------------
                                                           1997   1996    1995
                                                          ------  -----  ------
     Current:
      Federal............................................ $5,499  $ (66) $1,030
      State..............................................  2,222     (2)    395
                                                          ------  -----  ------
       Total current.....................................  7,721    (68)  1,425
                                                          ------  -----  ------
     Deferred:
      Federal............................................  1,727   (441)    302
      State..............................................    (23)   (46)      1
                                                          ------  -----  ------
       Total deferred....................................  1,704   (487)    303
                                                          ------  -----  ------
     Total tax expense (benefit)......................... $9,425  $(555) $1,728
                                                          ======  =====  ======

  Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets(liabilities) are as follows (in thousands):

                                                                SEPTEMBER 30,
                                                               -----------------
                                                               1997   1996  1995
                                                               -----  ----- ----
     Deferred tax assets:
      Reserves and allowances................................  $ 412  $ 215 $156
      Net operating loss carryforwards.......................    487    804   --
      Other..................................................    697    226  141
                                                               -----  ----- ----
       Total deferred tax assets.............................  1,596  1,245  297
                                                               -----  ----- ----
     Deferred tax liabilities:
      Depreciation and amortization..........................  2,292    284    3
      Equity investment......................................    227    180   --
      Other..................................................      8      8    8
                                                               -----  ----- ----
       Total deferred tax liabilities........................  2,527    472   11
                                                               -----  ----- ----
     Net deferred tax asset (liability) included in other as-
      sets (liabilities).....................................  $(931) $ 773 $286
                                                               =====  ===== ====

  There were no valuation allowances associated with the deferred tax assets at September 30, 1997, 1996 and 1995.

  The effective tax rates differed from the federal statutory rates as follows:

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                               ----------------
                                                               1997  1996  1995
                                                               ----  ----  ----
      Tax expense at federal statutory rate................... 35.0% 35.0% 35.0%
      State income taxes, net of federal tax benefit..........  6.2   2.3   6.1
      Other................................................... (0.8)  2.8  (1.0)
                                                               ----  ----  ----
      Effective tax rate...................................... 40.4% 40.1% 40.1%
                                                               ====  ====  ====

8. STOCKHOLDERS' EQUITY

 Stock Issuances

  In September 1995, the Company sold 100,000 shares of Series A Preferred Stock ("Series A") to General Atlantic Partners for $12,300,000. The Company used approximately $3,800,000 of the proceeds to repurchase and retire outstanding common stock from existing stockholders.

  In April 1996, the Company sold 20,336 shares of Series B Preferred Stock ("Series B") to Christos Cotsakos, Chief Executive Officer and a Director, and affiliates, Richard Braddock, and General Atlantic Partners and affiliates for $2,847,000 and incurred issuance costs of $10,000. The Company used the proceeds to provide additional working capital.

  In June 1996, the Company sold 11,180 shares of Series C Preferred Stock ("Series C") to SOFTBANK Holdings Inc. for $9,000,000 and incurred issuance costs of $50,000. The Company used the proceeds to provide additional regulatory net capital to E*TRADE Securities.

  In August 1996, the Company completed an initial public offering of 5,026,550 shares of the Company's common stock at a price of $10.50 per share. Each share of Series A, Series B and Series C Preferred Stock was automatically converted into 60 shares of common stock upon the closing of the initial public offering. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $6.4 million, were $46.4 million.

  In August 1997, the Company completed a secondary public offering of 7,305,000 shares of the Company's common stock at a price of $27.50 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

 Stock Option Plans

  The Company's stock option plans provide for the granting of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company's common stock at a price determined by the Board of Directors at the date the option is granted. The options are generally exercisable ratably over a five-year period from the date the option is granted and expire within ten years from the date of grant.

  In April 1993, the stockholders of the Company approved the 1993 Stock Option Plan (the "1993 Plan"), which authorized 1,800,000 shares of the Company's common stock as available for the granting of options. Through April 1996, the authorized number of shares was increased to 5,400,000.

  In July 1996, the stockholders of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan") and reserved 4,000,000 shares of common stock for future grants. Following adoption, no additional grants may be made under the 1993 Plan. The 1996 Plan is divided into three components: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible employees. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date.

  A summary of stock option activity follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              NUMBER    EXERCISE
                                                            OF SHARES    PRICE
                                                            ----------  --------
     Outstanding at September 30, 1994.....................  3,300,000   $  .25
      Granted..............................................  1,776,000   $  .47
      Canceled.............................................   (876,000)  $  .32
      Exercised............................................   (497,100)  $  .28
                                                            ----------   ------
     Outstanding at September 30, 1995.....................  3,702,900   $  .33
      Granted..............................................  4,045,000   $ 5.18
      Canceled.............................................   (157,200)  $ 6.29
      Exercised............................................ (1,320,060)  $  .21
                                                            ----------   ------
     Outstanding at September 30, 1996.....................  6,270,640   $ 3.28
      Granted..............................................  2,615,100   $21.33
      Canceled.............................................   (983,200)  $ 6.95
      Exercised............................................ (1,738,900)  $  .91
                                                            ----------   ------
     Outstanding at September 30, 1997.....................  6,163,640   $11.11
                                                            ----------   ------

                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                     1997      1996      1995
                                                   --------- --------- ---------
     Options available for grant.................. 1,579,200 3,184,100   900,000
     Options exercisable..........................   735,859   959,040 1,490,000

  Additional information regarding options outstanding as of September 30, 1997, is as follows:

                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 -------------------------------------  -----------------------
                                WEIGHTED
                   NUMBER        AVERAGE     WEIGHTED     NUMBER      WEIGHTED
   RANGE OF      OUTSTANDING   CONTRACTUAL   AVERAGE    EXERCISABLE   AVERAGE
 EXERCISEABLE       AS OF         LIFE       EXERCISE      AS OF      EXERCISE
    PRICES         9/30/97       (YEARS)      PRICE       9/30/97      PRICE
--------------   -----------   -----------   --------   -----------   --------
$  .28--$ 2.05    1,261,020       7.78        $ 1.03      241,020      $  .72
$ 2.33--$ 2.33    1,222,500       6.32        $ 2.33      159,299      $ 2.33
$ 5.50--$10.50    1,339,020       7.19        $ 8.87      331,740      $ 8.33
$10.57--$24.76    1,219,500       9.45        $17.81        3,800      $11.54
$25.13--$27.91    1,049,100       9.87        $26.94            0      $ 0.00
$28.19--$46.00       72,500       9.93        $34.27            0      $ 0.00
--------------    ---------       ----        ------      -------      ------
$  .28--$46.00    6,163,640       8.07        $11.11      735,859      $ 4.56
--------------    ---------       ----        ------      -------      ------

 Warrants

  During 1995, warrants that had been issued to the Company's creditors in June 1990 in connection with a restructuring agreement (the "Restructuring Warrants") to purchase 1,263,240 shares of common stock were exercised for $206. The remaining Restructuring Warrants expired in June 1995. In January 1995, a consultant was granted a warrant to purchase 300,000 shares of the Company's common stock at $.42 per share, of which 29,880 were exercised in fiscal 1995 and the remainder in fiscal 1996.

 Stock Purchase Plan

  In July 1996, the stockholders of the Company approved the 1996 Stock Purchase Plan (the "Purchase Plan") and reserved 650,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

 401(k) Salary Deferral Program

  The Company has a 401(k) salary deferral program, which became effective on January 1, 1995, for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total Company contribution expense for the years ended September 30, 1997, 1996 and 1995 was $136,000, $52,000 and $6,000, respectively.

 Additional Stock Plan Information

  As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated using the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method and Black-Scholes option pricing models with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 65% subsequent to the initial public offering in August 1996; risk-free interest rates, 6% in fiscal 1997 and 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values of option grants in fiscal 1997 and 1996 were $11.58 per share and $1.64 per share, respectively. If the computed fair values of fiscal 1997 and fiscal 1996 awards had been amortized to expense over the vesting period of the awards, fiscal 1997 pro forma net income would have been $9,902,000 ($.29 per share) and fiscal 1996 pro forma net loss would have been $1,157,000 ($.04 per share). However, because options vest over several years and grants prior to fiscal 1996 are excluded from these calculations, these amounts may not be representative of the impact on future years' earnings, assuming grants are made in those years.

9. REGULATORY REQUIREMENTS

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
     Net capital.............................................. $51,721  $17,117
     Percentage of aggregate debit balances...................     7.5%     9.2%
     Required net capital..................................... $13,771  $ 3,703
     Excess net capital....................................... $37,950  $13,414

  Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

10. LEASE ARRANGEMENTS

  The Company has four non-cancelable operating leases for office facilities through 2006 and operating leases for equipment through 2001. Future minimum rental commitments under these leases at September 30, 1997, are as follows (in thousands):

     Years ending September 30:
      1998............................................................. $12,892
      1999.............................................................  12,116
      2000.............................................................   6,041
      2001.............................................................   2,559
      2002.............................................................   1,402
      Thereafter.......................................................   4,004

  Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1997, 1996 and 1995 was approximately $10,925,000, $2,441,000 and $344,000, respectively.

11. COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a putative class action complaint was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper and other similarly situated individuals, seeking injunctive and other relief due to the Company's alleged false and deceptive advertising and other communications regarding the Company's commissions rates and the Company's ability to execute transactions in a timely manner. The complaint seeks injunctive relief enjoining alleged deceptive and unfair practices alleged in the complaint and unqualified compensatory and punitive damages. This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome, however, management does not expect the outcome to have a material effect on its consolidated financial position or results of operations.

  During the quarter ended March 31, 1997, the Company became aware of several instances of its non-compliance with applicable broker-dealer regulations. In particular, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to renew its registration as a broker-dealer in two states. One of the state jurisdictions, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer resident customers of that state the ability to rescind (for up to 30 days) certain securities transactions affected through the Company during the period January 1, 1997, through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

  In March 1996, the Company entered into a five-year employment agreement with a key executive officer. The employment agreement provides for, among other things, an annual base salary which is subject to adjustment based on the Company's performance and a severance payment up to $1,250,000 in the event of termination of employment under certain defined circumstances.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND
    CONCENTRATIONS OF CREDIT RISK

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

  The Company is obligated to settle transactions with brokers and other financial institutions even if its customers fail to meet their obligations to the Company. Customers are required to complete their transactions on settlement date, generally three business days after trade date. If customers do not fulfill their contractual obligations, the Company may incur losses. The Company has established procedures to reduce this risk by requiring that customers deposit cash and/or securities into their account prior to placing an order.

  The Company may at times maintain inventories in equity securities on both a long and short basis. While long inventory positions represent the Company's ownership of securities, short inventory positions represent obligations of the Company. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked to market daily and are continuously monitored by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  The Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

      Consolidated Financial Statements and Financial Statement Schedules

      See "Item 8. Financial Statements and Supplementary Data."

    (b) Reports on Form 8-K.

     During the three month period ended September 30, 1997, the Company filed an amendment to a Form 8-K originally filed with the Securities and Exchange Commission on June 13, 1997. The report, dated July 25, 1997, amended financial statements, exhibits or other portions of the originally filed Form 8-K.

    (c) Exhibits.


 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  3.1    Restated Certificate of Incorporation (Incorporated by reference to
         Exhibit 3.3 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
  3.2    Restated Bylaws of the Registrant (Incorporated by reference to
         Exhibit 3.4 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
  4.1    Specimen of Common Stock Certificate (Incorporated by reference to
         Exhibit 4.1 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
  4.2    Reference is hereby made to Exhibits 3.1 and 3.2.
 10.1    Underwriting Agreement dated August 15, 1996, by and among the
         Company, Robertson, Stephens & Company LLC, Hambrecht & Quist LLC,
         Deutsche Morgan Grenfell/C.J. Lawrence Inc., and the Selling
         Stockholders named therein (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ending
         September 30, 1996.)
 10.2    Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to
         Exhibit 10.1 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
 10.3    1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
 10.4    1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1, Registration
         Statement No. 333-05525.)
 10.5    1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, Registration
         Statement No. 333-12503.)
 10.6    401(k) Plan (Incorporated by reference to Exhibit 10.8 of the
         Company's Registration Statement on Form S-1, Registration Statement
         No. 333-05525.)
 10.7    1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company's Registration Statement on Form S-8, Registration
         Statement No. 333-12503.)
 10.8    Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the
         Company's Registration Statement on Form S-1, Registration Statement
         No. 333-05525.)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.9   Lease of premises at Four Embarcadero Place, 2400 Geng Road, Palo
         Alto, California (Incorporated by reference to Exhibit 10.11 of the
         Company's Registration Statement on Form S-1, Registration Statement
         No. 333-05525.)
  10.10  Lease of premises at 10951 White Rock Road, Rancho Cordova, California
         (Incorporated by reference to Exhibit 10.12 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)
  10.11  Employment Agreement dated March 15, 1996, by and between Christos M.
         Cotsakos and the Registrant (Incorporated by reference to Exhibit
         10.13 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
  10.12  Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine,
         Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit
         10.14 of the Company's Registration Statement on Form S-1,
         Registration Statement No. 333-05525.)
  10.13  Guarantee by the Registrant to Herzog, Heine, Geduld, Inc.
         (Incorporated by reference to Exhibit 10.15 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)
 +10.14  BETAHOST Master Subscription Agreement between E*TRADE Securities,
         Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on
         Form S-1, Registration Statement No. 333-05525.)
  10.15  Stock Purchase Agreement among the Registrant, General Atlantic
         Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September
         28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)
  10.16  Stock Purchase Agreement among the Registrant, General Atlantic
         Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S.
         Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on
         Form S-1, Registration Statement No. 333-05525.)
  10.17  Stock Purchase Agreement between the Registrant and SOFTBANK Holdings
         Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1, Registration
         Statement No. 333-05525.)
  10.18  Stockholders Agreement among the Registrant, General Atlantic Partners
         II, L.P., GAP Coinvestment Partners, L.P. and the Stockholders named therein dated September 1995 (the "Stockholders Agreement")
         (Incorporated by reference to Exhibit 10.20 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)
  10.19  Supplement No. 1 to Stockholders Agreement dated as of April 10, 1996
         (Incorporated by reference to Exhibit 10.21 of the Company's
         Registration Statement on Form Registration Statement No. 333-05525.)
  10.20  Stockholders Agreement Supplement and Amendment dated as of June 6,
         1996 (Incorporated by reference to Exhibit 10.22 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)
  10.21  Consulting Agreement between the Registrant and George Hayter dated as of June 7, 1996 (Incorporated by reference to Exhibit 10.23 of the
         Company's Registration Statement on Form S-1, Registration Statement
         No. 333-05525.)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 +10.22  License and Service Agreement between the Registrant and VERSUS
         Technologies Inc. dated as of January 21, 1997 (Incorporated by reference to Amendment No. 1 the Company's Form 8-K filed on July 25,
         1997.)
  10.23  Form of Loan Agreement between Christos M. Cotsakos and the Registrant
         (Incorporated by reference to quarterly report on Form 10-Q for the quarterly period ending December 31, 1996.)
  10.24  Management Continuity Agreement dated as of January 1, 1997 between the Registrant and Kathy Levinson (Incorporated by reference to
         Exhibit 10.24 of the Company's Registration Statement on Form S-1
         filed on July 24, 1997, Registration Statement No. 333-31841).
 *11.1   Statement regarding computation of per share earnings.
  21.1   Subsidiaries of the Registrant (Incorporated by reference to Exhibit
         21.1 of the Company's Registration Statement on Form S-1, Registration
         Statement No. 333-05525.)
 *23.1   Consent of Independent Auditors
 *27.1   Financial Data Schedule for the fiscal year ended September 30, 1997.

--------
 * Filed herewith
 + Confidential treatment has been requested with respect to certain portions of this exhibit

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         E*TRADE GROUP, INC.

                                                 /s/ Christos M. Cotsakos
                                         By: __________________________________
                                            CHRISTOS M. COTSAKOS PRESIDENT,
                                                CHIEF EXECUTIVE OFFICER
                                                      AND DIRECTOR

Dated: December 23, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                       TITLE                 DATE
             ---------                       -----                 ----

      /s/ Christos M. Cotsakos        President, Chief         December 23, 1997
------------------------------------   Executive Officer
       (CHRISTOS M. COTSAKOS)          and Director
                                       (principal
                                       executive officer)

      /s/ Stephen C. Richards         Senior Vice              December 23, 1997
------------------------------------   President, Finance
       (STEPHEN C. RICHARDS)           and
                                       Administration,
                                       Chief Financial
                                       Officer and
                                       Treasurer; Chief
                                       Financial Officer
                                       of E*TRADE
                                       Securities, Inc.
                                       (principal
                                       financial and
                                       accounting
                                       officer)

       /s/ William A. Porter          Chairman of the          December 23, 1997
------------------------------------   Board
        (WILLIAM A. PORTER)

      /s/ Richard S. Braddock         Director                 December 23, 1997
------------------------------------
       (RICHARD S. BRADDOCK)

        /s/ William E. Ford           Director                 December 23, 1997
------------------------------------
         (WILLIAM E. FORD)

         /s/ George Hayter            Director                 December 23, 1997
------------------------------------
          (GEORGE HAYTER)

          /s/ Keith Petty             Director                 December 23, 1997
------------------------------------
           (KEITH PETTY)

        /s/ Lewis E. Randall          Director                 December 23, 1997
------------------------------------
         (LEWIS E. RANDALL)

        /s/ Lester C. Thurow          Director                 December 23, 1997
------------------------------------
         (LESTER C. THUROW)

                                       49