Form 10-Q
period 1997-12-31
E TRADE GROUP INC
filed 1998-02-17
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 1-11921

                              E*TRADE GROUP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 94-2844166
    (State or other jurisdiction             (I.R.S. Employer Identification
  of incorporation or organization)                      Number)

          FOUR EMBARCADERO PLACE, 2400 GENG ROAD, PALO ALTO, CA 94303
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (650) 842-2500

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

As of February 9, 1998, the number of shares outstanding of the registrant's common stock was 38,949,521.

                              E*TRADE GROUP, INC.
                          FORM 10-Q QUARTERLY REPORT
                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:
Item 1. Financial Statements
    Consolidated Statements of Operations.................................   3
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Cash Flows.................................   5
    Notes to Consolidated Financial Statements............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  10
PART II -- OTHER INFORMATION:
Item 1. Legal Proceedings.................................................  11
Item 2. Changes in Securities and Use of Proceeds.........................  11
Item 3. Defaults Upon Senior Securities...................................  12
Item 4. Submission of Matters to a Vote of Security Holders...............  12
Item 5. Other Information.................................................  12
Item 6. Exhibits and Reports on Form 8-K..................................  12
Signatures................................................................  13

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

ITEM 1. FINANCIAL STATEMENTS

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               1997      1996
                                                             --------- ---------
Revenues:
  Transaction revenues.....................................  $  37,684 $  20,372
  Interest, net of interest expense (A)....................     12,036     3,854
  International............................................         27       --
  Computer services and other..............................      1,383       797
                                                             --------- ---------
    Net revenues...........................................     51,130    25,023
                                                             --------- ---------
Cost of services...........................................     22,747    12,425
                                                             --------- ---------
Operating expenses:
  Selling and marketing....................................      8,100     3,216
  Technology development...................................      4,995     2,320
  Acquired in-process research and development.............      2,756       --
  General and administrative...............................      4,765     3,174
                                                             --------- ---------
    Total operating expenses...............................     20,616     8,710
                                                             --------- ---------
    Total cost of services and operating expenses..........     43,363    21,135
                                                             --------- ---------
Pre-tax income.............................................      7,767     3,888
Income tax expense.........................................      2,853     1,628
                                                             --------- ---------
Net income.................................................  $   4,914 $   2,260
                                                             ========= =========
Basic net income per share.................................  $    0.13 $    0.08
                                                             ========= =========
Diluted net income per share...............................  $    0.12 $    0.07
                                                             ========= =========
Shares used in computation of basic net income per share...     38,719    29,500
Shares used in computation of diluted net income per share.     41,766    33,374

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended December 31, 1997 and 1996 was $8,712 and $2,297, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                     DECEMBER 31, SEPTEMBER 30,
                                                     ------------ -------------
                                                         1997         1997
                                                     ------------ -------------
                                                     (Unaudited)
                       ASSETS
Current assets:
 Cash and equivalents...............................  $    7,861    $ 21,814
 Cash and investments required to be segregated
  under Federal or other regulations................      58,000      15,001
 Investment securities..............................     193,446     191,398
 Brokerage receivables--net.........................     877,664     724,365
 Other assets.......................................       5,325       4,744
                                                      ----------    --------
  Total current assets..............................   1,142,296     957,322
Property and equipment--net.........................      20,723      18,802
Other assets........................................      14,858      13,779
                                                      ----------    --------
    Total assets....................................  $1,177,877    $989,903
                                                      ==========    ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Brokerage payables.................................  $  860,377    $681,106
 Bank loan payable..................................       5,750       9,400
 Accounts payable, accrued liabilities and other....      24,945      18,122
                                                      ----------    --------
    Total liabilities...............................     891,072     708,628
                                                      ----------    --------
Contingencies (Note 6)
Stockholders' equity:
 Common stock, $.01 par: shares authorized,
  150,000,000;
  shares issued and outstanding:
 December 1997, 38,810,308; September 1997,
  38,657,328........................................         388         387
 Additional paid-in capital.........................     267,269     266,712
 Retained earnings..................................      19,090      14,176
 Unrealized gain on available-for-sale securities,
  net of tax........................................          58         --
                                                      ----------    --------
  Total stockholders' equity........................     286,805     281,275
                                                      ----------    --------
    Total liabilities and stockholders' equity......  $1,177,877    $989,903
                                                      ==========    ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................... $   4,914  $   2,260
Non-cash items included in net income:
  Deferred income taxes..................................    (1,105)       571
  Depreciation and amortization..........................     1,570        533
  Income from equity investment..........................    (1,086)      (231)
Net effect of changes in broker-related assets and
 liabilities:
  Cash and investments required to be segregated under
   Federal or other regulations..........................   (42,999)   (11,500)
  Brokerage receivables..................................  (153,299)   (58,371)
  Brokerage payables.....................................   179,271     63,115
  Bank loan payable......................................    (3,650)       --
Other changes, net:
  Other assets...........................................     1,046        (57)
  Accounts payable, accrued liabilities and other........     7,754      2,996
                                                          ---------  ---------
Net cash used in operating activities....................    (7,584)      (684)
                                                          ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.......................    (3,128)      (937)
Internally developed software............................      (421)       --
Purchase of investment securities........................  (460,610)  (198,711)
Sale/maturity of investment securities...................   458,120    202,256
Related party transactions...............................      (144)    (3,147)
Acquisition of net assets of OptionsLink (net of $2,756
 in-process R&D).........................................      (744)       --
Distributions received from equity investments...........       --         107
                                                          ---------  ---------
Net cash used in investing activities....................    (6,927)      (432)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from initial public offering.......................       --        (102)
Proceeds from exercise of stock options..................       558          1
Repayment of capital leases..............................       --         (10)
                                                          ---------  ---------
Net cash provided by (used in) financing activities......       558       (111)
                                                          ---------  ---------
DECREASE IN CASH AND EQUIVALENTS.........................   (13,953)    (1,227)
CASH AND EQUIVALENTS--Beginning of period................    21,814     14,641
                                                          ---------  ---------
CASH AND EQUIVALENTS--End of period...................... $   7,861  $  13,414
                                                          =========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest................................... $   7,448  $   2,397
                                                          =========  =========
Cash paid for income taxes............................... $     --   $     --
                                                          =========  =========
Non-cash activities:
  Unrealized gain on available-for-sale securities, net
   of tax................................................ $      58  $     --

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.--GENERAL

  The accompanying unaudited consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"). E*TRADE Group, Inc. is a holding company engaged, through its subsidiaries, in securities brokerage and related investment services. E*TRADE Group Inc.'s principal operating subsidiary, E*TRADE Securities, Inc. ("E*TRADE Securities") is a securities broker-dealer.

  These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders on Form 10-K for the fiscal year ended September 30, 1997.

  Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 2.--BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net consists of the following (in thousands):

                                                      DECEMBER 31, SEPTEMBER 30,
                                                      ------------ -------------
                                                          1997         1997
                                                      ------------ -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $234 at December
 31, 1997 and $435 at September 30, 1997)...........    $797,478     $655,981
Receivable from brokers, dealers and clearing
 organizations:
  Net settlement and deposits with clearing
   organizations....................................      35,390       37,198
  Deposits paid for securities borrowed.............      38,711       25,584
  Securities failed to deliver......................       2,289        1,011
  Other.............................................       3,796        4,591
                                                        --------     --------
    Total brokerage receivables--net................    $877,664     $724,365
                                                        ========     ========
Payable to customers and non-customers..............    $226,245     $279,348
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned...........     629,539      398,007
  Securities failed to receive......................       1,740        1,304
  Other.............................................       2,853        2,447
                                                        --------     --------
    Total brokerage payables........................    $860,377     $681,106
                                                        ========     ========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. Credit extended with respect to margin accounts was $821 million at December 31, 1997 and $678 million at September 30, 1997. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 3.--ACQUISITION

  In December 1997, the Company completed its acquisition of the OptionsLink Division of Hambrecht & Quist for cash of approximately $3,500,000. The purchase price exceeded the fair value of net assets acquired by approximately $3 million, of which $2,756,000 was allocated to in-process research and development and written-off in the period.

NOTE 4.--NET INCOME PER SHARE

  The Company has adopted SFAS No. 128, Earnings per Share. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with SFAS No. 128.

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
Shares used in computation (in thousands):
  Weighted average common shares outstanding used in
   computation of basic net income per share...............    38,719    29,500
  Dilutive effect of stock options.........................     3,047     3,874
                                                            --------- ---------
  Shares used in computation of diluted net income per
   share...................................................    41,766    33,374
                                                            ========= =========

  Options to purchase 571,669 and 86,000 shares of common stock at prices ranging from $28.25 to $46.06 and $11.25 to $13.19 were outstanding as of December 31, 1997 and 1996, respectively, but not included in the computation of diluted net income per share. These options were excluded because the options' exercise price was greater than the average market price of the common stock for the three months ended December 31, 1997 and 1996, and therefore would be anti-dilutive for purposes of this calculation.

NOTE 5.--REGULATORY REQUIREMENTS

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ("NASD"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At December 31, 1997, E*TRADE Securities had net capital of $54,314,000 (6.7% of aggregate debit balances), which was $37,992,000 in excess of its required net capital of $16,322,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

NOTE 6.--CONTINGENCIES

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a complaint was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper, purportedly on behalf of himself and a class of other similarly situated individuals, and also as a "private attorney general," seeking injunctive and other relief due to the Company's alleged false and deceptive advertising and other communications regarding the Company's commission rates and the

Company's ability to execute transactions in a timely manner. The complaint seeks injunctive relief enjoining alleged deceptive and unfair practices alleged in the complaint and unspecified compensatory and punitive damages, as well as attorney fees. This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome, however, management does not expect the outcome to have a material effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Revenues

  Transaction revenues increased 85% to $37,684,000 for the first quarter of fiscal 1998, up from $20,372,000 for the same period in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow. Commission revenues for the first quarter of fiscal 1998 increased 123% to $30,893,000, up from $13,837,000 for the same period a year ago. Transactions for the first quarter of fiscal 1998 totaled 1,575,000 or an average of 24,606 transactions per day. This is an increase of 129% over the average daily transaction volume of 10,755 for the same period last year. Average commissions per transaction declined from $20.10 in the first quarter of fiscal 1997 to $19.62 in the first quarter of fiscal 1998 due to a change in product mix. Payments for order flow increased 4% to $6,791,000 in the first quarter of fiscal 1998, up from $6,535,000 for the same period in the prior year. This increase is less than the increase in the total volume of transactions due to the implementation of the new SEC order handling rules in January 1997.

  Net interest revenues for the first quarter of fiscal 1998 increased 212% to $12,036,000 for the first quarter of fiscal 1998, up from $3,854,000 for the same period in fiscal 1997. This increase is a result of customer average margin debit balances increasing 294% to $815 million, customer average credit balances increasing 24% to $229 million and average money market fund balances increasing 142% to $1.13 billion compared to average balances in the first quarter of fiscal 1997.

  International revenues of $27,000 for the first quarter of fiscal 1998 represent royalty fees from Versus Technologies, Inc. in Canada, which operates under the E*TRADE name.

  Computer services and other revenues increased 74% to $1,383,000 for the first quarter of fiscal 1998, up from $797,000 for the comparable period in fiscal 1997. This increase is a result of increases in customer connect time charges, equity income from the investment in Roundtable Partners LLC, and broker-related fees for services.

 Cost of Services

  Total cost of services increased 83% to $22,747,000 for the first quarter of fiscal 1998, up from $12,425,000 for the comparable period in fiscal 1997. The increase results primarily from the higher volume of customer transactions processed by the Company.

 Operating Expenses

  Selling and marketing expenses increased 152% to $8,100,000 for the first quarter of fiscal 1998, up from $3,216,000 for the comparable period in fiscal 1997. This increase reflects the Company's increases in expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building a brand name recognition, growing customer base and market share, and maintaining customer retention rates.

  Technology development costs increased 115% to $4,995,000 for the first quarter of fiscal 1998, up from $2,320,000 for the comparable period in fiscal 1997. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, and reflects the Company's continuing commitment to invest in new products and technologies.

  The Company recorded a onetime charge of $2,756,000 for acquired in-process research and development, or $0.04 per share after tax, in connection with the Company's acquisition of OptionsLink, a division of Hambrecht & Quist.

  General and administrative costs increased 50% to $4,765,000 for the first quarter of fiscal 1998, up from $3,174,000 for the comparable period in fiscal 1997. This increase is the result of increased costs associated with personnel additions and the development of administrative functions resulting from the overall growth in the Company.

 Income Tax Expense

  Income tax expense represents the provision for federal and state income taxes at an effective rate of 36.7% for the first quarter of fiscal 1998 and 41.9% for the comparable period in fiscal 1997.

 Variability of Results

  The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; domestic and international regulation of the brokerage industry; trends in the securities markets; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic sales; changes in the level of operating expenses to support projected growth; and general economic conditions.

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

  Cash used in operating activities was $7,584,000 for the first quarter of fiscal 1998 compared with $684,000 for the comparable period in fiscal 1997. The increase in cash used in the first quarter of fiscal 1998 was primarily a result of increases in brokerage-related assets in excess of related liabilities of $20,677,000, offset by net income during the period, non-cash items included in net income and increases in accounts payable, accrued and other liabilities.

  Cash used in investing activities was $6,927,000 for the first quarter of fiscal 1998 compared with $432,000 for the comparable period in fiscal 1997. The increase in cash used in the first quarter of fiscal 1998 was primarily a result of the acquisition of OptionsLink, a division of Hambrecht & Quist, and an increase in cash used for investments in property and equipment, and internally developed software. Additionally, the Company was a net purchaser of investment securities in the first quarter of fiscal 1998 by $2,490,000, compared with the first quarter of fiscal 1997 when the Company's sales and maturities of investment securities exceeded its purchases by $3,545,000.

  Cash provided by financing activities was $558,000 for the first quarter of fiscal 1998 as a result of proceeds from the exercise of stock options, compared with cash used in financing activities of $111,000 for the first quarter of fiscal 1997, primarily as a result of costs from the initial public offering.

  The Company expects that it will incur approximately $35 million of capital expenditures during the fiscal year ending September 30, 1998.

 Year 2000 Compliance

  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, create a material risk of disruption of operations. With respect to outside vendors, those vendors which have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business.

 Securities Industry

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

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -- Not applicable.

                          PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS--

  On November 21, 1997, a complaint was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper, purportedly on behalf of himself and a class of other similarly situated individuals, and also as a "private attorney general". The complaint alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute transactions through its online brokerage services were false and deceptive. The complaint seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the complaint and also seeks unspecified compensatory and punitive damages, as well as attorney fees.

  This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect in the Company's results of operation.

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

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

  The Company maintains insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property, hardware/software damage, directors and officers, and errors and omissions liability. The Company believes that such insurance coverages are adequate for the purpose of its business.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--

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

  The Company has used a portion of the net proceeds of the two offerings as follows: (i) $12,126,000 for the purchase and installation of software, machinery and equipment, (ii) $3,599,000 for the construction of plant, building and facilities, (iii) $2,250,000 for the repayment of indebtedness,
(iv) $3,147,000 for a relocation loan to an officer, (v) $2,293,000 for the purchase of equity investments, (vi) $2,000,000 for investment in KAP Group, LLC, (vii) $3,500,000 for the acquisition of OptionsLink, (viii) $3,861,000 for investment in new projects, technology and products to expand and complement the business, and (ix) $202,451,000 for investment in short-term, investment grade, interest bearing securities.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

  A special meeting of stockholders was held on December 30, 1997. The proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized common stock from 50 million shares to 150 million shares was approved, as tabulated below.

                                                          AGAINST OR
                                                  FOR      WITHHELD  ABSTENTIONS
                                               ---------- ---------- -----------
Votes......................................... 29,930,159 8,762,002    79,827

  ITEM 5. OTHER INFORMATION -- None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit:

    27.1 Financial Data Schedule.

  (b) Form 8-K:

    No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                            (Registrant)

                                          Dated: February 17, 1998

                                          /s/ Christos M. Cotsakos
                                          -------------------------------------
                                          Christos M. Cotsakos,
                                          President, Chief Executive Officer
                                          and Director (principal executive
                                          officer)

                                          /s/ Stephen C. Richards
                                          -------------------------------------
                                          Stephen C. Richards,
                                          Senior Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer (principal
                                          financial and accounting officer)