Form 10-Q
period 1998-03-31
E TRADE GROUP INC
filed 1998-05-14
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of May 8, 1998, the number of shares outstanding of the registrant's common stock was 39,284,711.

                              E*TRADE GROUP, INC.
                          FORM 10-Q QUARTERLY REPORT
                     FOR THE QUARTER ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:
Item 1. Financial Statements
    Consolidated Statements of Operations.................................   3
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Cash Flows.................................   5
    Notes to Consolidated Financial Statements............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  12
PART II -- OTHER INFORMATION:
Item 1. Legal Proceedings.................................................  13
Item 2. Changes in Securities and Use of Proceeds.........................  13
Item 3. Defaults Upon Senior Securities...................................  14
Item 4. Submission of Matters to a Vote of Security Holders...............  15
Item 5. Other Information.................................................  15
Item 6. Exhibits and Reports on Form 8-K..................................  15
Signatures................................................................  16

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS: In addition to the historical information contained throughout this quarterly report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to a variety of matters including the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth and/or new product or service launches; and general economic conditions. For a description of certain of these and other factors that may cause actual results to so differ, reference is made hereby to the Company's Annual Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission. The Company disclaims any obligation to update its forward-looking statements.

The Company's quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's Common Stock.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                  (Unaudited)

                                                 THREE MONTHS     SIX MONTHS
                                                ENDED MARCH 31, ENDED MARCH 31,
                                                --------------- ---------------
                                                 1998    1997    1998    1997
                                                ------- ------- ------- -------
Revenues:
  Transaction revenues......................... $37,778 $24,419 $75,462 $44,791
  Interest, net of interest expense (A)........  12,617   5,017  24,653   8,871
  International................................   1,593   2,000   1,620   2,000
  Computer services and other..................   1,321     765   2,704   1,562
                                                ------- ------- ------- -------
    Net revenues...............................  53,309  32,201 104,439  57,224
                                                ------- ------- ------- -------
Cost of services...............................  24,280  13,198  47,027  25,623
                                                ------- ------- ------- -------
Operating expenses:
  Selling and marketing........................  10,563   7,884  18,663  11,100
  Technology development.......................   5,162   2,210  10,157   4,530
  Acquired in-process research and development.     --      --    2,756     --
  General and administrative...................   3,897   3,809   8,662   6,983
                                                ------- ------- ------- -------
    Total operating expenses...................  19,622  13,903  40,238  22,613
                                                ------- ------- ------- -------
    Total cost of services and operating
     expenses..................................  43,902  27,101  87,265  48,236
                                                ------- ------- ------- -------
Pre-tax income.................................   9,407   5,100  17,174   8,988
Income tax expense.............................   3,289   2,046   6,142   3,674
                                                ------- ------- ------- -------
Net income..................................... $ 6,118 $ 3,054 $11,032 $ 5,314
                                                ======= ======= ======= =======
Basic net income per share..................... $  0.16 $  0.10 $  0.28 $  0.18
                                                ======= ======= ======= =======
Diluted net income per share................... $  0.15 $  0.09 $  0.27 $  0.16
                                                ======= ======= ======= =======
Shares used in computation of basic net income
 per share.....................................  39,050  29,941  38,898  29,809
Shares used in computation of diluted net
 income
 per share.....................................  41,465  33,446  41,528  33,338

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1998 and 1997 was $8,578 and $2,516, respectively. Interest expense for the six months ended March 31, 1998 and 1997 was $17,290 and $4,813, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                       MARCH 31,  SEPTEMBER 30,
                                                      ----------- -------------
                                                         1998         1997
                                                      ----------- -------------
                                                      (Unaudited)
                       ASSETS
Current assets:
 Cash and equivalents................................ $   63,485    $ 21,814
 Cash and investments required to be segregated under
  Federal or other regulations.......................      5,000      15,001
 Investment securities...............................    180,301     191,398
 Brokerage receivables--net..........................  1,023,288     724,365
 Other assets........................................      5,727       4,744
                                                      ----------    --------
  Total current assets...............................  1,277,801     957,322
Property and equipment--net..........................     26,472      18,802
Other assets.........................................     18,121      13,779
                                                      ----------    --------
    Total assets..................................... $1,322,394    $989,903
                                                      ==========    ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Brokerage payables.................................. $  981,464    $681,106
 Bank loan payable...................................        --        9,400
 Accounts payable, accrued liabilities and other.....     46,333      18,122
                                                      ----------    --------
    Total liabilities................................  1,027,797     708,628
                                                      ----------    --------
Contingencies (Note 6)
Stockholders' equity:
 Common stock, $.01 par: shares authorized,
  150,000,000; shares issued and outstanding: March
  1998, 39,230,981; September 1997, 38,657,328.......        392         387
 Additional paid-in capital..........................    268,901     266,712
 Retained earnings...................................     25,208      14,176
 Unrealized gain on available-for-sale securities,
  net of tax.........................................         96         --
                                                      ----------    --------
  Total stockholders' equity.........................    294,597     281,275
                                                      ----------    --------
    Total liabilities and stockholders' equity....... $1,322,394    $989,903
                                                      ==========    ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................. $ 11,032  $  5,314
Non-cash items included in net income:
  Deferred income taxes....................................   (1,105)      571
  Depreciation and amortization............................    3,572     1,309
  Income from equity investment............................     (602)     (904)
  Other....................................................       49       --
Net effect of changes in broker-related assets and
 liabilities:
  Cash and investments required to be segregated under
   Federal or other regulations............................   10,001    14,000
  Brokerage receivables.................................... (298,923) (160,353)
  Brokerage payables.......................................  300,358   142,584
  Bank loan payable........................................   (9,400)      --
Other changes, net:
  Other assets.............................................     (468)   (2,244)
  Accounts payable, accrued liabilities and other..........   29,316     8,792
                                                            --------  --------
Net cash provided by operating activities..................   43,830     9,069
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........................  (10,928)   (5,536)
Internally developed software..............................   (2,820)      --
Purchase of investment securities.......................... (864,237) (189,943)
Sale/maturity of investment securities.....................  874,680   198,097
Related party transactions.................................     (304)   (3,147)
Acquisition of net tangible assets of OptionsLink (net of
 $2,756 in-process R&D)....................................     (744)      --
Distributions received from equity investments.............       --       206
                                                            --------  --------
Net cash used in investing activities......................   (4,353)     (323)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from initial public offering.........................      --       (102)
Employee stock transactions................................    2,194       866
Repayment of capital leases................................       --       (10)
                                                            --------  --------
Net cash provided by financing activities..................    2,194       754
                                                            --------  --------
INCREASE IN CASH AND EQUIVALENTS...........................   41,671     9,500
CASH AND EQUIVALENTS--Beginning of period..................   21,814    14,641
                                                            --------  --------
CASH AND EQUIVALENTS--End of period........................ $ 63,485  $ 24,141
                                                            ========  ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest..................................... $ 16,429  $  4,617
                                                            ========  ========
Cash paid for income taxes................................. $    --   $  1,205
                                                            ========  ========
Non-cash activities:
  Unrealized gain on available-for-sale securities, net of
   tax..................................................... $     96  $     --

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

  These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders on Form 10-K for the fiscal year ended September 30, 1997.

  Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 2.--BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net consists of the following (in thousands):

                                                       MARCH 31,  SEPTEMBER 30,
                                                       ---------- -------------
                                                          1998        1997
                                                       ---------- -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $215 at March 31,
 1998 and $435 at September 30, 1997)................. $  860,867   $655,981
Receivable from brokers, dealers and clearing
 organizations:
  Net settlement and deposits with clearing
   organizations......................................     11,637     37,198
  Deposits paid for securities borrowed...............    143,665     25,584
  Securities failed to deliver........................      1,378      1,011
  Other...............................................      5,741      4,591
                                                       ----------   --------
    Total brokerage receivables--net.................. $1,023,288   $724,365
                                                       ==========   ========
Payable to customers and non-customers................ $  318,613   $279,348
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned.............    656,519    398,007
  Securities failed to receive........................      1,820      1,304
  Other...............................................      4,512      2,447
                                                       ----------   --------
    Total brokerage payables.......................... $  981,464   $681,106
                                                       ==========   ========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. Credit extended with respect to margin accounts was $935 million at March 31, 1998 and $678 million at September 30, 1997. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 3.--ACQUISITION

  In December 1997, the Company completed its acquisition of the OptionsLink Division of Hambrecht & Quist LLC for cash of approximately $3,500,000. The purchase price exceeded the fair value of net assets acquired by approximately $3 million, of which $2,756,000 was allocated to in-process research and development and written-off in the period.

NOTE 4.--NET INCOME PER SHARE

  As of October 1, 1997, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with SFAS No. 128.

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                          ------------------- -----------------
                                            1998      1997      1998     1997
                                          --------- --------- -------- --------
Shares used in computation (in
 thousands):
  Weighted average common shares
   outstanding used in computation of
   basic net income per share............    39,050    29,941   38,898   29,809
  Dilutive effect of stock options.......     2,415     3,505    2,630    3,529
                                          --------- --------- -------- --------
  Shares used in computation of diluted
   net income per share..................    41,465    33,446   41,528   33,338
                                          ========= ========= ======== ========

  Options to purchase 2,009,133 and 263,000 shares of common stock at prices ranging from $23.06 to $46.06 and $17.38 to $24.69 were outstanding as of March 31, 1998 and 1997, respectively, but not included in the computation of diluted net income per share for the three months ended March 31, 1998 and 1997 because the options' exercise price was greater than the average market price of the common stock for the periods, and therefore would be anti-dilutive for purposes of this calculation.

  Options to purchase 1,358,333 and 462,500 shares of common stock at prices ranging from $26.25 to $46.06 and $16.38 to $24.69 were outstanding as of March 31, 1998 and 1997, respectively, but not included in the computation of diluted net income per share for the six months ended March 31, 1998 and 1997 because the options' exercise price was greater than the average market price of the common stock for the periods and therefore would be anti-dilutive for purposes of this calculation.

NOTE 5.--REGULATORY REQUIREMENTS

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers, Inc. ("NASD"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At March 31, 1998, E*TRADE Securities had net capital of $71,056,000 (7.8% of aggregate debit balances), which was $52,952,000 in excess of its required net capital of $18,104,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

NOTE 6.--CONTINGENCIES

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper and other similarly situated individuals, seeking injunctive and other relief due to the Company's alleged false and deceptive advertising and other communications regarding the Company's commission rates and the Company's ability to execute transactions in a timely manner. The action seeks injunctive relief enjoining alleged deceptive and unfair practices alleged in the action and unqualified compensatory and punitive damages. This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome, however, management does not expect the outcome to have a material effect on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VS. 1997

 Revenues

  Transaction revenues increased 55% to $37,778,000 for the second quarter of fiscal 1998, up from $24,419,000 for the same period in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow. Commission revenues for the second quarter of fiscal 1998 increased 83% to $31,675,000, up from $17,294,000 for the same period a year ago. Transactions for the second quarter of fiscal 1998 totaled 1,597,000 or an average of 26,181 transactions per day. This is an increase of 83% over the average daily transaction volume of 14,283 for the same period last year. Average commissions per transaction declined slightly from $19.85 in the second quarter of fiscal 1997 to $19.83 in the second quarter of fiscal 1998 due to a change in product mix. Payments for order flow decreased 14% to $6,103,000 for the second quarter of fiscal 1998, down from $7,125,000 for the same period in the prior year. This decrease is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997.

  Net interest revenues increased 152% to $12,617,000 for the second quarter of fiscal 1998, up from $5,017,000 for the same period in fiscal 1997. This increase is a result of average customer margin debit balances increasing 187% to $823 million, average customer credit balances increasing 4% to $237 million and average customer money market fund balances increasing 122% to $1.3 billion compared to such average balances in the second quarter of fiscal 1997.

  International revenues of $1,593,000 for the second quarter of fiscal 1998 primarily represent international licensing fees recognized from agreements signed as part of E*TRADE's international expansion effort. International alliances signed in this quarter included Europe, Israel, Southeast Asia and North Asia.

  Computer services and other revenues increased 73% to $1,321,000 for the second quarter of fiscal 1998, up from $765,000 for the comparable period in fiscal 1997. These revenues grew as a result of increases in customer connect time charges, equity income from the Company's investment in Roundtable Partners LLC, and broker-related fees for services.

 Cost of Services

  Total cost of services increased 84% to $24,280,000 for the second quarter of fiscal 1998, up from $13,198,000 for the comparable period in fiscal 1997. The increase results primarily from the higher volume of customer transactions processed by the Company.

 Operating Expenses

  Selling and marketing expenses increased 34% to $10,563,000 for the second quarter of fiscal 1998, up from $7,884,000 for the comparable period in fiscal 1997. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased 134% to $5,162,000 for the second quarter of fiscal 1998, up from $2,210,000 for the comparable period in fiscal 1997. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, development efforts related to the planned launch of destination E*TRADE in the third quarter of fiscal 1998 and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative costs increased 2% to $3,897,000 for the second quarter of fiscal 1998, up from $3,809,000 for the comparable period in fiscal 1997. This increase is the result of personnel additions and the development of administrative functions resulting from the overall growth in the Company.

 Income Tax Expense

  Income tax expense represents the provision for federal and state income taxes at an effective rate of 35.0% for the second quarter of fiscal 1998 and 40.1% for the comparable period in fiscal 1997. This decrease reflects expected tax benefits from tax-exempt interest income.

SIX MONTHS ENDED MARCH 31, 1998 VS. 1997

 Revenues

  Transaction revenues increased 69% to $75,462,000 for the six months ended March 31, 1998, up from $44,791,000 for the same period in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow. Commission revenues for the six months ended March 31, 1998 increased 101% to $62,568,000, up from $31,131,000 for the same period a year ago. Transactions for the six months ended March 31, 1998 totaled 3,172,000 or an average of 25,374 transactions per day. This is an increase of 103% over the average daily transaction volume of 12,476 for the same period last year. Average commissions per transaction declined to $19.73 for the six months ended March 31, 1998 compared to $19.96 per transaction for the same period in fiscal 1997 due to a change in product mix. Payments for order flow decreased 6% to $12,894,000 for the six months ended March 31, 1998, down from $13,660,000 for the same period in the prior year. This decrease is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997.

  Net interest revenues increased 178% to $24,653,000 for the six months ended March 31, 1998, up from $8,871,000 for the same period in fiscal 1997. This increase is a result of average customer margin debit balances increasing 231% to $818 million, average customer credit balances increasing 13% to $233 million and average customer money market fund balances increasing 131% to $1.2 billion compared to such average balances in fiscal 1997.

  International revenues of $1,620,000 for the six months ended March 31, 1998 primarily represent international licensing fees recognized from agreements signed as part of E*TRADE's international expansion effort. International alliances signed in this quarter included Europe, Israel, Southeast Asia and North Asia.

  Computer services and other revenues increased 73% to $2,704,000 for the six months ended March 31, 1998, up from $1,562,000 for the comparable period in fiscal 1997. These revenues grew as a result of an increase in the return on the Company's investment in Roundtable Partners LLC and the new revenue streams from OptionsLink, mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased 84% to $47,027,000 for the six months ended March 31, 1998, up from $25,623,000 for the comparable period in fiscal 1997. The increase results primarily from the higher volume of customer transactions processed by the Company.

 Operating Expenses

  Selling and marketing expenses increased 68% to $18,663,000 for the six months ended March 31, 1998, up from $11,100,000 for the comparable period in fiscal 1997. This increase is the result of the Company's continued focus on building brand awareness, expanding the customer base and maintaining customer retention rates.

  Technology development expenses increased 124% to $10,157,000 for the six months ended March 31, 1998, up from $4,530,000 for the comparable period in fiscal 1997. The continued increase in expenses is a result of the Company's emphasis on enriching current product offerings and reflects the Company's commitment to invest in new products and technologies.

  The Company recorded a onetime charge of $2,756,000, or $0.04 per share after tax, in the first quarter of fiscal 1998 for acquired in-process research and development in connection with the Company's acquisition of OptionsLink, a division of Hambrecht & Quist LLC.

  General and administrative costs increased 24% to $8,662,000 for the six months ended March 31, 1998, up from $6,983,000 for the comparable period in fiscal 1997. This increase primarily reflects the development of administrative functions resulting from the overall growth in the Company and is expected to continue to decline as a percentage of revenues.

 Income Tax Expense

  Income tax expense represents the provision for federal and state income taxes at an effective rate of 35.8% for the six months ended March 31, 1998 and 40.9% for the comparable period in fiscal 1997. This decrease reflects expected tax benefits from tax-exempt interest income.

 Variability of Results

  The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; domestic and international regulation of the brokerage industry; trends in the securities markets; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth and/or new product or service launches; and general economic conditions.

  The Company's quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's Common Stock.

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

  Cash provided by operating activities was $43,830,000 for the six months ended March 31, 1998 compared with $9,069,000 for the comparable period in fiscal 1997. The increase in cash provided in the six months ended March 31, 1998 was primarily a result of increases in brokerage-related liabilities in excess of related assets, net income during the period, non-cash items included in net income and increases in accounts payable, accrued and other liabilities.

  Cash used in investing activities was $4,353,000 for the six months ended March 31, 1998 compared with $323,000 for the comparable period in fiscal 1997. The increase in cash used in the six months ended March 31, 1998 was primarily a result of the acquisition of OptionsLink, a division of Hambrecht & Quist LLC, and increases in cash used for purchases of property and equipment and investments in internally developed software, offset by a decrease in cash used for related party transactions.

  Cash provided by financing activities was $2,194,000 for the six months ended March 31, 1998 compared with $754,000 for the comparable period in fiscal 1997. The increase in cash provided in the six months ended March 31, 1998 was primarily a result of increases in proceeds from the exercise of stock options and proceeds from the purchase of common stock by Employee Stock Purchase Plan participants.

  The Company expects that it will incur approximately $35 million of capital expenditures during the fiscal year ending September 30, 1998.

 Securities Industry

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of certain instances of its past non-compliance with applicable regulations.

 Year 2000 Compliance

  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. With respect to internal systems, the results of that evaluation to date have not revealed any year 2000 issues that, in the Company's opinion, cannot be remediated in a timely manner; and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors which have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK--Not applicable.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees.

  This proceeding is at a very early stage and the Company is unable to speculate as to its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

  From time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of certain instances of its past non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction and due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS--

 Use of Proceeds

  On August 16, 1996, a Registration Statement on Form S-1 (No. 333-05525) was declared effective by the SEC, pursuant to which 5,026,550 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $10.50 per share, generating gross offering proceeds of $52,779,000 for the account of the Company. A further 675,450 shares of the Company's Common Stock were offered and sold for the account of selling stockholders at a price of $10.50 per share, generating gross offering proceeds of $7,092,000 for the account of selling stockholders. Each share of Series A, Series B and Series C Preferred Stock was automatically converted into 60 shares of Common Stock upon the closing of the initial public offering. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Deutsche Morgan Grenfell/C.J. Lawrence, Inc.

  In connection with the offering, the Company incurred $3,695,000 in underwriting discounts and commissions, and $2,682,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $46,402,000.

  On August 20, 1997, a Registration Statement on Form S-1 (No. 333-31841) was declared effective by the SEC, pursuant to which 7,305,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $27.50 per share, generating gross offering proceeds of $200,888,000 for the account of the Company. A further 2,010,000 shares of the Company's Common Stock were offered and sold for the account of selling stockholders at a price of $27.50 per share, generating gross offering proceeds of $55,275,000 for the account of selling stockholders. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, Deutsche Morgan Grenfell/C.J. Lawrence, Inc., NationsBanc Montgomery Securities, and E*TRADE Securities, Inc.

  In connection with the offering, the Company incurred $10,044,000 in underwriting discounts and commissions, and $2,019,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $188,825,000.

  The Company has used a portion of the net proceeds of the two offerings as follows: (i) $17,121,000 for the purchase and installation of software, machinery and equipment, (ii) $5,252,000 for the construction of plant, building and facilities, (iii) $2,250,000 for the repayment of indebtedness,
(iv) $3,147,000 for a relocation loan to an officer, (v) $2,543,000 for the purchase of equity investments, (vi) $2,000,000 for investment in KAP Group, LLC, (vii) $3,500,000 for the acquisition of OptionsLink, (viii) $6,896,000 for investment in new projects, technology and products to expand and complement the business, and (ix) $192,518,000 for investment in short-term, investment grade, interest bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

  The annual meeting of stockholders was held on February 10, 1998. William E. Ford, George Hayter, and Keith Petty were elected as directors, as tabulated below.

                                                                      AGAINST OR
   ELECTION OF DIRECTORS                                      FOR      WITHHELD
   ---------------------                                   ---------- ----------
   William E. Ford........................................ 33,124,543   88,012
   George Hayter.......................................... 33,124,793   87,762
   Keith Petty............................................ 33,124,793   87,762

  In addition, Christos M. Cotsakos, William A. Porter, Richard S. Braddock, Lewis E. Randall, and Lester C. Thurow will continue as directors.

  The proposal to approve a series of amendments to the Company's 1996 Stock Incentive Plan (the "Plan"), including a 1,900,000 share increase in the maximum number of shares of Common Stock reserved for issuance under the Plan was approved, as tabulated below.

                                                          AGAINST OR
                                                  FOR      WITHHELD  ABSTENTIONS
                                               ---------- ---------- -----------
   Votes...................................... 27,256,826 5,908,150    47,579

  The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 30, 1998 was approved, as tabulated below.

                                                          AGAINST OR
                                                  FOR      WITHHELD  ABSTENTIONS
                                               ---------- ---------- -----------
   Votes...................................... 33,160,771   22,515     29,269

ITEM 5. OTHER INFORMATION -- None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit:

     3.1 Second Amended and Restated Certificate of Incorporation.
    27.1 Financial Data Schedule.

  (b) Form 8-K:

    No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                            (Registrant)

                                          Dated: May 14, 1998

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

                                          /s/ Stephen C. Richards
                                          -------------------------------------
                                          Stephen C. Richards,
                                          Senior Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer (principal financial and
                                          accounting officer)