Form 10-Q
period 1998-06-30
E TRADE GROUP INC
filed 1998-08-14
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 10, 1998, the number of shares outstanding of the registrant's common stock was 40,884,881.

                              E*TRADE GROUP, INC.
                          FORM 10-Q QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I -- FINANCIAL INFORMATION:
Item 1. Financial Statements
    Consolidated Statements of Operations.................................   3
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Cash Flows.................................   5
    Notes to Consolidated Financial Statements............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   9
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  13
PART II -- OTHER INFORMATION:
Item 1. Legal Proceedings.................................................  14
Item 2. Changes in Securities and Use of Proceeds.........................  14
Item 3. Defaults Upon Senior Securities...................................  15
Item 4. Submission of Matters to a Vote of Security Holders...............  15
Item 5. Other Information.................................................  15
Item 6. Exhibits and Reports on Form 8-K..................................  16
Signatures................................................................  17

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS: In addition to the historical information contained throughout this quarterly report, there are forward-looking statements that reflect management's expectations for the future. These statements relate to a variety of matters including the Company's strategy, sources of liquidity and capital expenditures. Many factors could cause actual results to differ materially from these statements. These factors include, but are not limited to: the timing of introductions of enhancements to online financial services and products by the Company or its competitors; market acceptance of online financial services and products; the pace of development of the market for online commerce; changes in transaction volume on the securities markets; trends in the securities markets; domestic and international regulation of brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth and/or new product or service launches; and general economic conditions. For a description of certain of these and other factors that may cause actual results to so differ, reference is made hereby to the Company's Annual Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission. The Company disclaims any obligation to update its forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share amounts)

                                  (Unaudited)

                                                 THREE MONTHS     NINE MONTHS
                                                ENDED JUNE 30,   ENDED JUNE 30,
                                                --------------- ----------------
                                                 1998    1997     1998    1997
                                                ------- ------- -------- -------
Revenues:
  Transaction revenues........................  $43,418 $27,558 $118,880 $72,350
  Interest, net of interest expense (A).......   14,136   6,775   38,789  15,646
  International...............................    3,045   2,000    4,665   4,000
  Computer services and other.................    1,717     703    4,421   2,264
                                                ------- ------- -------- -------
    Net revenues..............................   62,316  37,036  166,755  94,260
                                                ------- ------- -------- -------
Cost of services:
  Cost of services............................   28,722  17,500   75,749  43,123
  Registration charge.........................      --    4,334      --    4,334
                                                ------- ------- -------- -------
    Total cost of services....................   28,722  21,834   75,749  47,457
                                                ------- ------- -------- -------
Operating expenses:
  Selling and marketing.......................   11,588   5,137   30,251  16,237
  Technology development......................    5,605   2,501   15,762   7,031
  Acquired in-process research and
   development................................      --      --     2,756     --
  General and administrative..................    6,200   2,442   14,862   9,425
                                                ------- ------- -------- -------
    Total operating expenses..................   23,393  10,080   63,631  32,693
                                                ------- ------- -------- -------
    Total cost of services and operating
     expenses.................................   52,115  31,914  139,380  80,150
                                                ------- ------- -------- -------
Pre-tax income................................   10,201   5,122   27,375  14,110
Income tax expense............................    3,641   2,054    9,783   5,728
                                                ------- ------- -------- -------
Net income....................................  $ 6,560 $ 3,068 $ 17,592 $ 8,382
                                                ======= ======= ======== =======
Net income per share--basic...................  $  0.17 $  0.10 $   0.45 $  0.28
                                                ======= ======= ======== =======
Net income per share--diluted.................  $  0.16 $  0.09 $   0.42 $  0.24
                                                ======= ======= ======== =======
Weighted average shares used in computation of
 basic net income per share...................   39,290  30,814   39,028  30,080
Weighted average shares used in computation of
 diluted net income per share.................   41,712  34,493   41,475  34,719

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended June 30, 1998 and 1997 was $9,947 and $3,290, respectively. Interest expense for the nine months ended June 30, 1998 and 1997 was $27,237 and $8,103, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                       JUNE 30,   SEPTEMBER 30,
                                                      ----------- -------------
                                                         1998         1997
                                                      ----------- -------------
                                                      (Unaudited)
                       ASSETS
Current assets:
 Cash and equivalents................................ $   21,422    $ 21,814
 Cash and investments required to be segregated under
  Federal or other regulations.......................      5,000      15,001
 Investment securities...............................    172,417     191,398
 Brokerage receivables--net..........................  1,131,081     724,365
 Other assets........................................     12,509       4,744
                                                      ----------    --------
  Total current assets...............................  1,342,429     957,322
Property and equipment--net..........................     41,176      18,802
Other assets.........................................     20,177      13,779
                                                      ----------    --------
    Total assets..................................... $1,403,782    $989,903
                                                      ==========    ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Brokerage payables.................................. $1,034,430    $681,106
 Bank loan payable...................................      4,000       9,400
 Accounts payable, accrued liabilities and other.....     63,650      18,122
                                                      ----------    --------
    Total liabilities................................  1,102,080     708,628
                                                      ----------    --------
Contingencies (Note 6)
Stockholders' equity:
 Common stock, $.01 par: shares authorized,
  150,000,000; shares issued and outstanding: June
  1998, 39,329,961; September 1997,
  38,657,328.........................................        393         387
 Additional paid-in capital..........................    269,448     266,712
 Retained earnings...................................     31,768      14,176
 Cumulative translation adjustment...................         10         --
 Unrealized gain on available-for-sale securities,
  net of tax.........................................         83         --
                                                      ----------    --------
  Total stockholders' equity.........................    301,702     281,275
                                                      ----------    --------
    Total liabilities and stockholders' equity....... $1,403,782    $989,903
                                                      ==========    ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                               JUNE 30,
                                                         ----------------------
                                                            1998        1997
                                                         -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................................  $    17,592  $   8,382
Non-cash items included in net income:
  Deferred income taxes................................       (1,105)       790
  Depreciation and amortization........................        6,259      2,179
  Income from equity investment........................       (1,198)      (654)
  Other................................................           49        --
Net effect of changes in broker-related assets and lia-
 bilities:
  Cash and investments required to be segregated under
   Federal or other regulations........................       10,001   (148,000)
  Brokerage receivables................................     (406,716)  (266,098)
  Brokerage payables...................................      353,324    353,007
  Bank loan payable....................................       (5,400)    51,900
Other changes, net:
  Other assets.........................................       (6,472)      (683)
  Accounts payable, accrued liabilities and other......       42,542      6,320
                                                         -----------  ---------
Net cash provided by operating activities..............        8,876      7,143
                                                         -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................      (27,857)   (11,523)
Purchase of investment securities......................   (1,238,995)  (445,765)
Sale/maturity of investment securities.................    1,256,809    455,544
Investment in joint venture............................       (8,152)       --
Related party transactions.............................         (522)    (3,147)
Acquisition of net tangible assets of OptionsLink (net
 of $2,756 in-process R&D).............................         (744)       --
Distributions received from equity investments.........        3,370         92
                                                         -----------  ---------
Net cash used in investing activities..................      (16,091)    (4,799)
                                                         -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Costs from initial public offering.....................          --        (102)
Proceeds from employee stock transactions..............        2,742      1,249
Proceeds from issuance of note payable.................        4,081        --
Repayment of capital leases............................          --         (16)
                                                         -----------  ---------
Net cash provided by financing activities..............        6,823      1,131
                                                         -----------  ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS............         (392)     3,475
CASH AND EQUIVALENTS--Beginning of period..............       21,814     14,641
                                                         -----------  ---------
CASH AND EQUIVALENTS--End of period....................  $    21,422  $  18,116
                                                         ===========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.................................  $    25,511  $   7,153
                                                         ===========  =========
Cash paid for income taxes.............................  $       --   $   1,205
                                                         ===========  =========
Non-cash activities:
  Tax benefit of exercise of stock options and
   warrants............................................  $       --   $   4,224

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

  These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended September 30, 1997.

  Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.--BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net consists of the following (in thousands):

                                                        JUNE 30,  SEPTEMBER 30,
                                                       ---------- -------------
                                                          1998        1997
                                                       ---------- -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $549 at June 30,
 1998 and $435 at September 30, 1997)................. $  965,704   $655,981
Receivable from brokers, dealers and clearing
 organizations:
  Deposits paid for securities borrowed...............    143,728     25,584
  Net settlement and deposits with clearing
   organizations......................................     14,119     37,198
  Securities failed to deliver........................      2,719      1,011
  Other...............................................      4,811      4,591
                                                       ----------   --------
    Total brokerage receivables--net.................. $1,131,081   $724,365
                                                       ==========   ========
Payable to customers and non-customers................ $  310,346   $279,348
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned.............    712,482    398,007
  Securities failed to receive........................      4,792      1,304
  Other...............................................      6,810      2,447
                                                       ----------   --------
    Total brokerage payables.......................... $1,034,430   $681,106
                                                       ==========   ========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. Credit extended with respect to margin accounts was $984 million at June 30, 1998 and $678 million at September 30, 1997. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 3.--ACQUISITION AND JOINT VENTURE

  In December 1997, the Company completed its acquisition of the OptionsLink Division of Hambrecht & Quist LLC for cash of approximately $3,500,000. The purchase price exceeded the fair value of net assets acquired by approximately $3 million, of which $2,756,000 was allocated to in-process research and development and written-off in the period ended December 31, 1997.

  On June 3, 1998 the Company entered into a joint venture agreement with SOFTBANK CORP. to form E*TRADE Japan to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million cash in exchange for a 42% ownership position in the joint venture. In a separate transaction, the Company issued a promissory note to SOFTBANK CORP. for approximately $4 million. Concurrent with the formation of the joint venture, the Company entered into a licensing agreement with E*TRADE Japan under terms similar to those established with other international alliances. The Company accounts for its investment in the joint venture under the equity method.

NOTE 4.--NET INCOME PER SHARE

  As of October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to conform with SFAS No. 128.

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                               JUNE 30,           JUNE 30,
                                          ------------------- -----------------
                                            1998      1997      1998     1997
                                          --------- --------- -------- --------
Shares Used in Computation (in
 thousands):
  Weighted average common shares
   outstanding used in computation of
   basic net income per share............    39,290    30,814   39,028   30,080
  Dilutive effect of stock options.......     2,422     3,679    2,447    4,639
                                          --------- --------- -------- --------
  Shares used in computation of diluted
   net income per share..................    41,712    34,493   41,475   34,719
                                          ========= ========= ======== ========

  Options to purchase 2,547,581 and 303,000 shares of common stock at prices ranging from $22.88 to $46.06 and $18.25 to $24.69 were outstanding as of June 30, 1998 and 1997, respectively, but not included in the computation of diluted net income per share for the three months ended June 30, 1998 and 1997. These options were excluded because the options' exercise price was greater than the average market price of the common stock for the three months ended June 30, 1998 and 1997, respectively, and therefore would be anti-dilutive for purposes of this calculation.

  Options to purchase 1,765,373 and 650,500 shares of common stock at prices ranging from $25.13 to $46.06 and $15.44 to $24.69 were outstanding as of June 30, 1998 and 1997, respectively, but not included in the computation of diluted net income per share for the nine months ended June 30, 1998 and 1997. These options were excluded because the options' exercise price was greater than the average market price of the common stock for the nine months ended June 30, 1998 and 1997, respectively, and therefore would be anti-dilutive for purposes of this calculation.

NOTE 5.--REGULATORY REQUIREMENTS

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers, Inc. ("NASD"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. At June 30, 1998, E*TRADE Securities had net capital of $83,938,000 (8.3% of aggregate debit balances), which was $63,733,000 in excess of its required net capital of $20,205,000. Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

NOTE 6.--CONTINGENCIES

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals, seeking injunctive and other relief due to the Company's alleged false and deceptive advertising and other communications regarding the Company's commission rates and the Company's ability to execute transactions in a timely manner. The action seeks injunctive relief enjoining alleged deceptive and unfair practices alleged in the action and unqualified compensatory and punitive damages, as well as attorney fees. This proceeding is currently in the discovery phase and the Company is unable to speculate as to its ultimate outcome, however, management does not expect the outcome to have a material effect on its consolidated financial position or results of operations.

NOTE 7.--SUBSEQUENT EVENTS

  On July 9, 1998, the Company entered into an agreement to issue and sell 15,649,922 shares of common stock to SOFTBANK CORP., a Japanese corporation, for an aggregate purchase price of $400 million. This investment represents a minority interest ownership of approximately 27.2% in the Company.

  On July 30, 1998, the Company consummated a merger with ShareData Inc., a California corporation ("ShareData"). ShareData is a leader in supplying stock plan knowledge-based software and expertise for pre-IPO and public companies worldwide. The Company issued approximately 1.3 million shares of common stock in exchange for all outstanding common stock of ShareData and assumed and exchanged all options to purchase ShareData's stock for options to purchase approximately 200,000 shares of the Company's common stock.

  As of June 30, 1998, the Company owned a 4.47% interest in Roundtable Partners LLC ("Roundtable"), a company formed to hold equity interests in securities trading and market making companies. The Company has accounted for its investment in Roundtable under the equity method since its inception. On July 8, 1998, Roundtable was reorganized into a corporation known as Knight/Trimark Group, Inc. ("Knight/Trimark") coincident with an initial public offering of Knight/Trimark common stock. As a result of this reorganization, all of the Company's ownership interest in Roundtable was converted into 2,566,432 shares of common stock of Knight/Trimark, which represents 4.99% of the issued and outstanding shares of common stock of Knight/Trimark. Effective July 8, 1998, the Company will account for its investment in Knight/Trimark as a marketable equity security held available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment will be carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity, net of tax. The Company's investment in Knight/Trimark is subject to a 180 day sale restriction agreement with the underwriters of the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VS. 1997

 Revenues

  Transaction revenues increased 58% to $43,418,000 for the third quarter of fiscal 1998 up from $27,558,000 for the same period in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow. Commission revenues for the third quarter of fiscal 1998 increased 69% to $35,336,000, up from $20,854,000 for the same period a year ago. Transactions for the third quarter of fiscal 1998 totaled 1,837,000 or an average of 29,200 transactions per day. This is an increase of 79% over the average daily transaction volume of 16,300 for the same period last year. Average commissions per transaction declined from $20.00 in the third quarter of fiscal 1997 to $19.43 in the third quarter of fiscal 1998 due to a change in product mix. Payments for order flow increased 21% to $8,082,000 for the third quarter of fiscal 1998, up from $6,704,000 for the same period in the prior year. The slower growth in payments for order flow is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997.

  Net interest revenues increased 109% to $14,136,000 for the third quarter of fiscal 1998, up from $6,775,000 for the same period in fiscal 1997. This increase is a result of average customer margin debit balances increasing 166% to $968 million, average customer credit balances increasing 9% to $248 million and average money market fund balances increasing 98% to $1.5 billion.

  International revenues of $3,045,000 for the third quarter of fiscal 1998 primarily represent international licensing fees from agreements signed as part of E*TRADE's continued international expansion effort. International alliances signed in this quarter cover a number of countries in Europe and Asia.

  Computer services and other revenues increased 144% to $1,717,000 for the third quarter of fiscal 1998, up from $703,000 for the comparable period in fiscal 1997. These revenues grew primarily as a result of increases in customer connect time charges, equity income from the Company's investment in Roundtable Partners LLC ("Roundtable"), broker-related fees for services, and the new revenue streams from OptionsLink, mutual funds and advertising on our web site. As a result of the Knight/Trimark reorganization, the Company will no longer recognize any equity income from the Company's investment in Roundtable in future quarters (see Note 7 to the Consolidated Financial Statements).

 Cost of Services

  Total cost of services increased 32% to $28,722,000 in the third quarter of fiscal 1998, up from $21,834,000 for the comparable period in fiscal 1997. Included in cost of services in the third quarter of fiscal 1997 is a charge of $4,334,000 which resulted from a clerical oversight connected with registration procedures in the state of Ohio. Cost of services, exclusive of the registration charge, increased 64% and primarily reflects the overall increase in customer transactions.

 Operating Expenses

  Selling and marketing expenses increased 126% to $11,588,000 for the third quarter of fiscal 1998, up from $5,137,000 for the comparable period in fiscal 1997. As a percentage of net revenue, selling and marketing also increased to 19% for the third quarter of fiscal 1998, up from 14% for the third quarter of fiscal 1997. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased 124% to $5,605,000 for the third quarter of fiscal 1998, up from $2,501,000 for the comparable period in fiscal 1997. As a percentage of net revenue, technology development also increased to 9% for the third quarter of fiscal 1998, up from 7% for the third quarter of fiscal 1997. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's web site, development efforts related to the launch of destination E*TRADE and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased 154% to $6,200,000 for the third quarter of fiscal 1998, up from $2,442,000 for the comparable period in fiscal 1997. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new facility in Atlanta, Georgia.

 Income Tax Expense

  Income tax expense represents the provision for federal and state income taxes at an effective rate of 35.7% for the third quarter of fiscal 1998 and 40.1% for the comparable period in fiscal 1997. This decrease reflects expected tax benefits from tax-exempt interest income.

NINE MONTHS ENDED JUNE 30, 1998 VS. 1997

 Revenues

  Transaction revenues increased 64% in 1998 to $118,880,000 up from $72,350,000 for 1997. Commission revenues for the nine months ended June 30, 1998 increased 88% to $97,904,000 up from $51,985,000 for the same period in fiscal 1997. Transactions totaled 5,009,000 or an average of 26,600 transactions per day for the current fiscal year. This is an increase of 93% over the average daily transaction volume of 13,800 for the same period last year. Average commissions per transaction declined from $20.00 for the nine months ended June 30, 1997 to $19.62 per transaction for the same period in fiscal 1998 due to a change in product mix. Payments for order flow increased 3% to $20,976,000 for the nine months ended June 30, 1998, up from $20,365,000 for the same period in the prior year. The slower growth in payments for order flow is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997.

  Net interest revenues increased 148% to $38,789,000 for the nine months ended June 30, 1998 up from $15,646,000 for the same period in fiscal 1997. This increase is a result of average customer margin debit balances increasing 204% to $869 million, average customer credit balances increasing 12% to $238 million and average money market fund balances increasing 117% to $1.3 billion.

  International revenues of $4,665,000 represent international licensing fees from agreements signed as part of E*TRADE's continued international expansion effort. International alliances signed during this fiscal year cover a number of countries in Europe and Asia.

  Computer service and other revenues increased 95% to $4,421,000 in fiscal 1998 up from $2,264,000 in the prior fiscal year due primarily to the return on the Company's investment in Roundtable, broker-related fees for services, and the new revenue streams from OptionsLink, mutual funds and advertising on our web site. As a result of the Knight/Trimark reorganization, the Company will no longer recognize any equity income from the Company's investment in Roundtable in future quarters (see Note 7 to the Consolidated Financial Statements).

 Cost of Services

  Cost of services increased 60% to $75,749,000 in fiscal 1998 up from $47,457,000 in the prior fiscal year. Included in cost of services for the nine months ended June 30, 1997 is a charge of $4,334,000 which resulted from a clerical oversight connected with registration procedures in the state of Ohio. Cost of services, exclusive of the registration charge, increased 76% and primarily reflects the overall increase in customer transactions.

 Operating Expenses

  Selling and marketing expenses for fiscal 1998 increased 86% to $30,251,000 up from $16,237,000 for the comparable period in fiscal 1997. As a percentage of net revenue, selling and marketing also increased to 18% for the nine months ended June 30, 1998, up from 17% for the same period in fiscal 1997. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased 124% to $15,762,000 for fiscal 1998 compared to $7,031,000 in the prior fiscal year. As a percentage of net revenue, technology development also increased to 9% for the nine months ended June 30, 1998, up from 7% for the same period in 1997. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's web site, development efforts related to the launch of destination E*TRADE and reflects the Company's continuing commitment to invest in new products and technologies.

  The Company recorded a one-time charge of $2,756,000, or $0.04 per share after tax, in the first quarter of fiscal 1998 for acquired in-process research and development in connection with the Company's acquisition of OptionsLink, a division of Hambrecht & Quist LLC.

  General and administrative expenses increased 58% to $14,862,000 in the current fiscal year up from $9,425,000 in the prior fiscal year. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new facility in Atlanta, Georgia.

 Income Tax Expense

  Income tax expense represents the provision for federal and state income taxes at an effective rate of 35.7% for the nine months ended June 30, 1998 and 40.6% for the comparable period in fiscal 1997. This decrease reflects expected tax benefits from tax-exempt interest income.

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

  Cash provided by operating activities was $8,876,000 for the nine months ended June 30, 1998 compared with $7,143,000 for the comparable period in fiscal 1997. The increase in cash provided in the nine months ended June 30, 1998 was primarily a result of increases in net income during the period, non-cash items included in net income and increases in accounts payable, accrued and other liabilities, offset partially by an increase in brokerage-related assets in excess of related liabilities,

  Cash used in investing activities was $16,091,000 for the nine months ended June 30, 1998 compared with $4,799,000 for the comparable period in fiscal 1997. The increase in cash used in the nine months ended June 30, 1998 was primarily a result of the acquisition of OptionsLink, a division of Hambrecht & Quist LLC, the joint venture investment, and increases in cash used for purchases of property and equipment.

  Cash provided by financing activities was $6,823,000 for the nine months ended June 30, 1998 compared with $1,131,000 for the comparable period in fiscal 1997. The increase in cash provided in the nine months ended June 30, 1998 was primarily a result of increases in proceeds from employee stock transactions and the issuance of a note payable.

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

 Year 2000 Compliance

  The Company utilizes and is dependent upon data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the

Company's third-party data processing vendors and software which is run on in-house computer networks. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to confirm that it will function properly in the year 2000. Currently, the Company is actively testing and remediating mission critical systems. All year 2000 issues revealed as a result of that evaluation to date can be remedied in a timely manner, and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors which have been contacted have indicated that their hardware or software is or will be year 2000 compliant in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will not be discovered which could present a material risk of disruption to the Company's operations. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues which may be discovered. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The costs of addressing year 2000 issues will not have a material adverse impact on the Company's financial position. However, in the unlikely event that the Company and third parties upon which it relies are unable to address these issues in a timely manner, it could result in a material financial risk to the Company.

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

  This proceeding is currently in the discovery phase and the Company is unable to speculate as to its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

  The Company has used a portion of the net proceeds of the two offerings as follows: (i) $23,935,000 for the purchase and installation of software, machinery and equipment, (ii) $6,833,000 for the construction of plant, building and facilities, (iii) $2,250,000 for the repayment of indebtedness,
(iv) $3,147,000 for a relocation loan to an officer, (v) $8,152,000 for the joint venture investment, (vi) $3,043,000 for the purchase of equity investments, (vii) $2,000,000 for investment in KAP Group, LLC, (viii) $3,500,000 for the acquisition of OptionsLink, (ix) $12,386,000 for investment in new projects, technology and products to expand and complement the business, and (x) $169,981,000 for investment in short-term, investment grade, interest bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None.

ITEM 5. OTHER INFORMATION -- None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

     10.1(1) Joint Venture Agreement dated June 3, 1998 between E*TRADE Group,
              Inc. and SOFTBANK CORP.
     10.2(1) Promissory Note dated June 5, 1998 issued by E*TRADE Group, Inc.
              to SOFTBANK CORP.
     10.3(1) Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE
              Group, Inc. and SOFTBANK Holdings, Inc.
     10.4(2) Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE
              Group, Inc. and SOFTBANK Holdings, Inc.
     27.1    Financial Data Schedule.

--------
(1) Previously filed as an exhibit to the Company's Report on form 8-K dated June 3, 1998 as filed with the Securities and Exchange Commission on June 12, 1998.

(2) Previously filed as an exhibit to the Company's Report on form 8-K dated June 3, 1998 as filed with the Securities and Exchange Commission on July 17, 1998.

  (b) Reports on Form 8-K

  Report on Form 8-K dated June 3, 1998, regarding the Company's agreement with SOFTBANK CORP. to form a joint venture company in Japan, E*TRADE Japan K.K., as filed with the Securities and Exchange Commission on June 12, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                            (Registrant)

                                          Dated: August 14, 1998

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

                                          /s/ Leonard C. Purkis
                                          -------------------------------------
                                          Leonard C. Purkis,
                                          Executive Vice President, Finance
                                          and Administration, and Chief
                                          Financial Officer (principal
                                          financial and accounting officer)