Form 10-K
period 1998-09-30
E TRADE GROUP INC
filed 1998-12-29
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 1-11921

                              E*TRADE GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-2844166
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

          FOUR EMBARCADERO PLACE, 2400 GENG RD., PALO ALTO, CA 94303
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (650) 842-2500

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                         COMMON STOCK--$0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 22, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,292,200,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of December 22, 1998 was 56,764,300 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE GROUP, INC.

                            FORM 10-K ANNUAL REPORT

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

 PART I                                                                    Page
                                                                           ----
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    26
 Item 3.  Legal and Administrative Proceedings..........................    26
 Item 4.  Submission of Matters to a Vote of Security Holders...........    27
 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    27
 Item 6.  Selected Financial Data.......................................    29
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    30
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk....    39
 Item 8.  Financial Statements and Supplementary Data...................    40
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    60
 PART III
 Item 10. Directors and Executive Officers of the Registrant ...........    60
 Item 11. Executive Compensation........................................    60
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    60
 Item 13. Certain Relationships and Related Transactions ...............    60
 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    61
 Exhibit Index...........................................................   61
 Signatures..............................................................   64

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED SEPTEMBER 30 (E.G. "FISCAL 1998" REPRESENTS THE PERIOD OCTOBER 1, 1997 TO SEPTEMBER 30, 1998).

                                    PART I

ITEM 1. BUSINESS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This document contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the risk factors section and elsewhere in this Form 10-K.

  E*TRADE Group, Inc. ("E*TRADE" or the "Company"), through its wholly-owned subsidiary, E*TRADE Securities, Inc., is a leading provider of online investing services and has established a popular, branded destination Web site for self-directed investors. The Company offers automated order placement and execution, along with a suite of products and services that can be personalized, including portfolio tracking, Java-based charting and quote applications, real-time market commentary and analysis, news and other information services. The Company provides these services 24 hours a day, seven days a week by means of the Internet, touch-tone telephone, including interactive voice recognition, online service providers (America Online, AT&T WorldNet, CompuServe, Microsoft Network and Prodigy) and direct modem access. E*TRADE's proprietary transaction-enabling technology supports highly automated, easy-to-use and cost-effective services that empower its customers to take greater control of their investment decisions and financial transactions. Further, the Company believes that its technology can be adapted to provide transaction-enabling services related to other aspects of electronic commerce.

  Free resources available to the public on E*TRADE's Web site include breaking financial news, real-time stock and option price quotes, company financial information and news announcements, live market commentary, personalized investment portfolios, investor community areas, and search and filtering tools for mutual fund and fixed income products. E*TRADE's Web site services three levels of investors--visitors, members, and customers, with each successive group gaining access to additional value-added products and services. Visitors can view market information, headline news, stock quotes and charts, mutual fund information, and much more. By registering but not opening an account, a visitor becomes a member and receives free access to many advanced, customizable investment research tools, including free real-time quotes and secure email. Customers, those investors with E*TRADE accounts, have complete access to E*TRADE's trading engine and to all the investment research and management features, including Smart Alerts, and many sophisticated analytical and record keeping tools. Customers may also subscribe to E*TRADE's Professional Edge service and receive access to IPOs, institutional quality research reports, and other premium services.

  As of September 30, 1998, the Company had over 544,000 accounts (with assets under management in excess of $11.2 billion) representing a compounded annual growth rate in new accounts since October 1, 1994, of 131%. The Company's average daily transaction volume was 30,500 for the quarter ended September 30, 1998, a 27% increase over the average daily transaction volume of 24,100 in the equivalent period in fiscal 1997. For the quarter ended September 30, 1998, the Company opened an average of 1,410 new accounts per day with average daily deposits of $20 million. The Company began offering online investing services through the Internet in February 1996 and it has been the Company's most rapidly growing channel. Transactions over the Internet and through online service providers represented 77% of the Company's fourth quarter 1998 transaction volume.

  The Company operates in a single industry segment: securities brokerage and related investment services. No material part of the Company's consolidated revenue is received from a single customer or group of customers, or from a foreign corporation.

  The Company was incorporated in California in 1982 and was reincorporated in Delaware in July 1996. The Company's principal corporate offices are located at Four Embarcadero Place, 2400 Geng Road, Palo Alto, CA 94303, and its telephone number is (650)842-2500.

SERVICES AND PRODUCTS

  The Company's services are based on proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. The Company's services include fully automated stock, option, fixed income and mutual fund order processing via personal computer or touch-tone telephone, including interactive voice recognition, online investment portfolio tracking and financial market news and information. The Company offers its services to consumers through a broad range of electronic gateways, including the Internet, touch-tone telephone, including interactive voice recognition, online service providers (America Online, AT&T WorldNet, CompuServe, Microsoft Network and Prodigy), interactive television and direct modem access. All records are maintained on one centralized system, so that customers have access to current account information regardless of which gateways they are using.

  The Company continually strives to increase the functionality of its services, as well as to offer new services that enhance customers' online investing experiences. The Company's services give consumers increased control of their personal investments by providing a link to the financial markets and to financial information through a customizable and personalized user interface. The Company's existing services and product offerings are described below:

 Stock, Option and Mutual Fund Trading

  Customers can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as equity and index options, and mutual funds through E*TRADE's automated order processing system. E*TRADE supports a range of order types, including market orders, limit orders (good-till-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer's available cash balance and positions held, prior to executing an order. All listed market orders (subject to certain size limitations) are executed at the National Best Bid/Offer ("NBBO") or better at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations) are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening. Account holders receive electronic notification of order executions, printed trade confirmations and detailed statements. The Company also arranges for the transmittal of proxy, annual report and tender offer materials to customers.

  In November 1997, E*TRADE established a Mutual Fund Center (the "Center"), which features more than 4,300 mutual funds, 850 of which are available without transaction fees. The Center also offers several services free of charge, such as, Power Search, a state-of-the-art proprietary screening tool, and a wide spectrum of research including risk measures, portfolio information, historical charts, and online prospectuses. Mutual fund orders received by 4:00 p.m. Eastern time are purchased at the net asset value of the fund as of the day of purchase.

 Market Data and Financial Information

  During trading hours, E*TRADE continuously receives a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current pricing information. E*TRADE provides its customers and members free real-time quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when there is current news on an identified stock or when a stock has reached a user-defined price threshold. Through its alliances, the Company also provides immediate access to breaking news, charts, market commentary and analysis and company financial information. The Company's Web site provides links to other business and financial Web sites, including the CNN Financial Network and the EDGAR database, which provides access to SEC filings of public companies.

 Portfolio Tracking and Records Management

  Customers have online access to a listing of all their portfolio assets held at E*TRADE, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends received, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers can also create "shadow" portfolios to include most financial instruments a customer is interested in tracking--for example, assets held at another brokerage firm. These shadow portfolios can include stocks, options, bonds and most mutual funds.

 Cash Management Services

  Customer payments are received through the mail, federal wire system or the Internet and are credited to customer accounts upon receipt. The Company also provides other cash management services to its customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of nine money market funds. In addition, the Company provides free checking services with no minimum balance requirement through a commercial bank and is exploring the expansion of these services. The Company, through its strategic relationship with National Processing Company, has expanded its cash management offerings to include electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers' E*TRADE accounts.

 Account Security

  The Company uses a combination of proprietary and industry standard security measures to protect customers' accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. ("RSA"), to provide the security and authentication necessary to effect the secure exchange of information. In addition the Company uses Secure Socket Layers technology for data encryption. Touch-tone telephone transactions are secured through a personal identification number, the same technology used in ATMs. A second level of password protection is used prior to order placement. In addition, the Company has an agreement to provide digital certification and authentication services for electronic commerce through its alliance with VeriSign, Inc.

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

  . Touch-tone Telephone. TELE*MASTER, E*TRADE's interactive investing system, provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or touch-tone telephone keypad.

  . Interactive Television. WebTV Networks, an interactive television system, is available as a gateway to the Company's investing services. Revenues and transaction volume through WebTV Networks represent an immaterial portion of the Company's business.

  Substantially all of the Company's revenues come from online investing services, and the Company expects its online investing services to continue to account for substantially all of its revenues for the foreseeable future. E*TRADE, like other investing services firms, is directly affected by national and international economic and political conditions, broad trends in business and finance and substantial fluctuations in volume and price levels of securities and futures transactions. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Certain of the Company's competitors with more diverse product and service offerings may be better positioned to withstand such a downturn in the securities industry. See "Risk Factors--Risks Associated with the Securities Industry; Concentration of Services" and "Risk Factors--Risks Associated with Substantial Competition."

  The market for online investing services, particularly over the Internet, is at an early stage of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. See "Risk Factors--Risks Associated with Early Stage of Market Development; Dependence on Online Commerce and the Internet."

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

 The E*TRADE Engine

  The E*TRADE transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity, option, mutual fund and fixed income transactions. E*TRADE's core technology is based on E*TRADE's new proprietary Stateless Architecture (SM) currently in the patent process. The architecture provides the key drivers of our techno-business strategy (i.e. reliability, scalability, reusability and security). The primary components include a graphical user interface, the session manager, the transaction process monitor, the data manager and the trade processor. See "Risk Factors--Risks Associated with Systems Failure" and "Risk Factors--Risks Associated with Intellectual Property Rights."

  . Graphical User Interface ("GUI"). E*TRADE's GUI environment is based on Netscape's Secure Enterprise Server and currently can be accessed by individuals utilizing Netscape Navigator or Microsoft Internet Explorer. E*TRADE's GUI connects to the session manager server through a group of Sun E4000 servers. These "web servers" provide for load balancing using Resonate software and offer immediate scalability. Access is restricted through the use of secured network servers and routers.

  . The Session Manager. The session manager's primary function is to maintain session and state and provide a consistent, reliable user experience. The session manager is based on the Netscape Application Server product and runs on a uniquely configured group of Sun E4000 servers. The servers are redundant and configured dynamically so that even if a server has a problem, it does not impact the user. By deploying dynamic load balancing capabilities, the servers dynamically re-allocate load if a server is lost. If a server is added for a heavy trading day, it will also dynamically allocate load, so additional capacity may be added without scheduling a system outage.

  . The Transaction Process Monitor. The transaction process monitor provides transaction delivery and establishes the business logic by which a transaction is or is not executed. Based on BEA's Tuxedo product, the monitor accepts a transaction from the session manager and evaluates it using business logic written in Java reusable code objects, stored at the Tuxedo services layer. The transaction is tagged, monitored and accepted or rejected at this layer. If accepted, it is then passed along to the data manager and, if appropriate, the automated trade processing layer.

  . The Data Manager. Storing and retrieving content and information for the Web and IVR interfaces is the role of the data manager. Based on Oracle data technology, content is received from E*TRADE's content provider partners, stored in uniquely designed databases and caching servers and passed on to E*TRADE users. User information such as trade transaction and balances and positions are also received from our customers and stored on data management servers. E*TRADE data servers are based on Sun technology and are secure and redundant, providing rapid, reliable, safe information access and retrieval.

  . The Trade Processor. The core of the E*TRADE trading engine is the automated processor, designed to provide the highest degree of automation for all E*TRADE transactions. The automated processor is designed to rapidly read data, process transactions and transmit information to multiple locations. Because of this, the Company processes over 90% of its transactions without any manual intervention. Dual facilities that run independently share load balancing and provide redundancy and backup, as well as scalability. The proprietary nature of the system, along with user ID and password protection at the application level, provide security for the automated processor. Internet access to the processor is through the Company's Web site, which restricts access through the use of secured network servers and routers.

  The Company maintains an internal development staff to continually enhance its software and develop new products and services. The Company's software is designed using Java code objects so it is versatile and reusable, allowing E*TRADE products to be configured to meet the differing demands of strategic relationships or customer requests.

  The Company is making significant investments in systems technology and has established technology centers in both Palo Alto and Rancho Cordova, California. These facilities support systems, network services, trading, customer service, transaction redundancy and backup between the two locations, thereby providing an operational system in the event of a service interruption at either facility. To provide for system continuity during potential outages, the Company also has equipped its computer facilities with uninterruptible power supply units, as well as back-up generators. In fiscal 1998, the Company opened a new facility in Alpharetta, Georgia which will also support systems, network services, trading and customer service. The technology center in the Alpharetta facility is scheduled to be operational during the second quarter of fiscal 1999.

  The information and financial services and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements, and emerging industry standards. See "Risk Factors--Risks Associated with Delays in Introduction of New Services and Products."

  A significant risk to online commerce and communication is the insecure transmission of confidential information over public networks. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA, to provide the security and authentication necessary to effect secure transmission of confidential information. See "Risk Factors--Risks Associated with Encryption Technology."

STRATEGIC RELATIONSHIPS

  The Company pursues strategic relationships to increase its access to online consumers, to build brand name recognition and to expand the products and services the Company can provide to its online customers.

 Core Business Expansion

  E*TRADE has secured or is actively pursuing alliances with (i) Internet access and service providers, (ii) Internet content providers, (iii) providers of home and online banking services, and (iv) electronic commerce companies. These alliances are intended to increase the Company's core customer base, transaction volume and operational efficiency and to further enhance its brand name recognition.

  The Company has concentrated principally on securing alliances with Internet access, online service and content providers. While a majority of the Company's customers access its services directly through the Internet, direct modem access or touch-tone telephone, many use online service providers (America Online, AT&T WorldNet, CompuServe, Microsoft Network and Prodigy). Strategic relationships with such service providers allow the Company to access a greater number of potential customers and allow the online service providers to offer their subscribers a broader range of service options. The Company's partnerships with leading content providers fulfill customers' information needs and help drive transaction volume. See "Risk Factors--Risks Associated with Acquisitions, Strategic Relationships."

 New Account Development and Distribution

  The Company has developed alliances with key channels in the online medium to increase account development and expand distribution. These channels include proprietary online services, internet service providers and popular destination Web sites such as search engines or financial content providers. These channels attract significant numbers of users, and the Company's relationships provide access to expanded market opportunities. Set forth below are descriptions of certain of the Company's key alliances:

  . America Online. In July 1998, the Company entered into a two year agreement with America Online ("AOL"), a provider of internet access and content that allows direct access to E*TRADE's Web site from the AOL Brokerage Center. E*TRADE is one of four exclusive sponsors of that area. The agreement provides for extensive marketing and promotional programs across AOL properties.

  . Yahoo! The Company has entered into an agreement with Yahoo!, a search engine portal, that provides direct access from the Quotes area of Yahoo! Finance to E*TRADE's Web site. In August 1998, the agreement was expanded to include extensive advertising, sponsorship, and promotional programs throughout Yahoo! Finance and related areas of the Yahoo! Network of properties as well as a number of unique targeted marketing and promotional programs created for E*TRADE to directly reach the millions of Yahoo! Finance registered users. The Company is also sponsoring two highly popular areas of Yahoo!, Financial News and Insider Trading, as well as renewing its position as one of the premier merchants in Yahoo! Finance.

  . E-Loan. In January 1998, the Company entered into a three year agreement with E-Loan, Inc., a privately held multi-lender Internet mortgage company, to prominently feature links to the Company's Online investment services from the E-Loan Web site. In addition, E-Loan is to be the exclusive multi-lender partner providing home loans through E*TRADE's Web site.

  . InsWeb. The Company has entered into an agreement with InsWeb, a leading Internet insurance marketplace, that allows consumers to comparison shop for insurance. InsWeb provides a co-branded area on the E*TRADE Web site that extends E*TRADE's reach into additional financial products and services.

  . GeoCities. The Company has entered into an agreement with GeoCities, one of the largest providers of personal Web sites and communities on the Internet. GeoCities will provide extensive marketing, promotional, and branding programs for E*TRADE throughout the GeoCities Wall Street community.

  . ZDNet. The Company has entered into an agreement with ZDNet, Ziff-Davis' Internet site and a leading site in news, information and entertainment category. The agreement calls for the Company to be the exclusive provider of online investment tools, including a portfolio manager and E*TRADE's stock market game to ZDNet's customer base.

  . CBS SportsLine. In May 1998, the Company entered into a comprehensive co-marketing agreement which makes the Company the exclusive category sponsor of the CBS SportsLine/MarketWatch Business & Financial Arena. This co-marketing agreement also includes the Company's branded banners running throughout special promotions on CBS SportsLine and GolfWeb and the exchange of branded content, tools and technology, ensuring that the best offerings of each site are available to the Company's customers.

  . SinaNet. The Company has an exclusive agreement to promote its Internet-based investing services to Chinese-speaking investors in the United States through SinaNet, Inc., a media company which has created a popular Chinese-language Web site in North America.

  . WebTV Networks. The Company has an agreement whereby E*TRADE has an entrance page available to WebTV Network subscribers from the Investing and Brokerage section of the WebTV Network where it is prominently featured.

  . CUSO Financial Service. In May 1998, the Company entered into an agreement with CUSO Financial Services ("CFS"), a San Diego-based securities broker-dealer, to provide credit union customers the option of self directing their own investments or utilizing a CFS licensed broker for traditional services.

  . Bridgeway Capital Management, Inc. In June 1998, the Company formed an alliance with Bridgeway Capital Management, Inc. ("Bridgeway"), a Houston-based money management firm, whereby the Company became the exclusive no transaction fee outlet for the Bridgeway family of mutual funds. As a result, no other brokerage will be allowed to offer Bridgeway funds without charging transaction fees. The Company also began a subscription offering for the newest, actively-managed portfolio in the Bridgeway family of domestic equity funds, Bridgeway Micro-Cap Limited Portofolio.

  . Scudder Kemper Investments, Inc. In June 1998, the Company formed an agreement with Scudder Kemper Investments, Inc., a global leader in investment management, whereby select Scudder Mutual Funds are available without transaction fees through the Company's Mutual Fund Center.

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

  . Reuters Reality Online. The Company has an agreement with Reuters Reality Online to provide Reuters news, quotes, and company news on E*TRADE's Web site. This provides E*TRADE customers with up to the minute world class news and information services.

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

  . INVESTools. The Company has entered into a revenue sharing agreement with INVESTools which provides E*TRADE customers with direct access to 25 brand-name research reports and newsletters plus stock screening tools on a pay-per-use basis.

  . QUOTE.com. Quote.com provides current news and charts that are directly linked to E*TRADE customers' stock watch portfolio and quote lookup features. News provided includes Reuters News, PR Newswire and BusinessWire. Charts provided include intra-day, daily and weekly price graphs.

  . IDD Enterprises. IDD provides E*TRADE customers with access to mutual fund profiles and two types of screening tools (Quick Fund Search and Advanced Fund Search) within the E*TRADE Mutual Fund Center.

  . InUnity Corporation. InUnity Corporation provides customers with access to electronic prospectuses for funds offered within the E*TRADE Mutual Fund Center.

  . Morningstar, Inc. Morningstar, Inc. provides performance information and proprietary "star" ratings on mutual funds within the E*TRADE Mutual Fund Center.

  . MSNBC Business Video. The Company has entered into a revenue sharing agreement with MSNBC Business Video which provides E*TRADE customers with direct access to exclusive audio and video coverage of news events worldwide, as well as an archive of more than 8,000 audio and video segments at a preferred customer discount.

 International

  The Company's expansion into new markets is being enhanced by alliances with companies in key international markets. These alliances enable the Company to capitalize on these relationships, by providing market knowledge, contacts and local understanding. The Company believes that these alliances can accelerate worldwide acceptance of the Company's online investing services. See "Risk Factors"--"Risks Associated with International Strategy."

  . Nova Pacific Capital. The Company has formed an alliance with Nova Pacific Capital Limited, a Sydney, Australia-based financial and technology development company, to provide online investing to individual investors in Australia and New Zealand under the E*TRADE brand name.

  . VERSUS Technologies, Inc. The Company has entered into an alliance with VERSUS Technologies, Inc., a Canadian supplier of electronic trading, to provide online investing services to individual investors in Canada under the E*TRADE brand name.

  . Jerusalem Global Ltd. The Company has formed an alliance with Jerusalem Global Limited, an Israeli-based high tech investment banking boutique, to provide online investing services to individual investors in Israel under the E*TRADE brand name.

  . Electronic Share Information Ltd. The Company has formed a joint venture company under the name E*TRADE UK with Electronic Share Information Limited ("ESI"), a leading provider of internet-based financial services in the UK. The joint venture company will provide the Company with access to ESI's customer base of more than 170,000 investors.

  . SOFTBANK CORP. In June 1998, the Company formed a joint venture company with SOFTBANK CORP., a Japanese software distributor. The joint venture company, E*TRADE Japan K.K., is intended to provide the Japanese market with access to a premier destination for online securities trading services and investing products.

  . E*TRADE Nordic. In September 1998, the Company entered into an agreement with a start-up Swedish company backed by local entrepreneurs to form E*TRADE Nordic, to provide online investing services to individual investors in Sweden, Norway, Denmark, Finland, and Iceland under the E*TRADE brand name.

  . CPR E*TRADE. In December 1998, the Company's licensee in France, E*TRADE @ Net Bourse, entered into a sublicensing agreement with CPR, a premier French investment and asset management bank in France, to form CPR E*TRADE to provide online investing services to individual investors in France under the E*TRADE brand name.

  . E*TRADE Korea. In July 1998, the Company entered into a master licensing agreement with Tokyo-based SOFTBANK CORP. to form E*TRADE Korea, to provide online investing services to individual investors in Korea under the E*TRADE brand name.

  . E*TRADE Germany. In April 1998, the Company formed an alliance with two leading financial services firms in Germany, the New York Broker Group, headquartered in Dusseldorf and the Berliner Freiverkehr Group, headquartered in Berlin, with the eventual formation of E*TRADE Germany and E*TRADE Central Europe, Inc. Online investing services will be provided to individual investors in Germany, Poland, Hungary, the Czech Republic, and Croatia under the E*TRADE brand name through this alliance.

 Product Enhancement

  The Company believes that technology is a key component in maintaining market leadership in the Internet arena. Partnerships with leading technology providers support the Company's products and services with up-to-date features and offer the best solutions for customers.

  . Critical Path. The Company has an agreement with Critical Path, a leading provider of outsourced email services and infrastructure for Web portals, Internet service providers, Web hosting companies and corporations. Critical Path provides E*TRADE with email and other services for its customers.

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

  The Company has established a number of strategic relationships, both domestic and international, with online and Internet service providers and software and information service providers. A significant number of such relationships have only recently been entered into. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that the Company will develop any new such relationships. See "Risk Factors--Risks Associated with Acquisitions, Strategic Relationships."

MARKETING

  The Company's marketing strategy is based on an integrated marketing model which employs a mix of communications media. The goals of the Company's marketing programs are to increase E*TRADE's brand name recognition, to attract new customers and to increase the retention and value of existing customers. The Company pursues these goals through advertising, marketing on its own Web site and other online opportunities, direct one-on-one marketing, public relations, and co-marketing programs. All communications by E*TRADE Securities, Inc. with the public are regulated by the National Association of Securities Dealers, Inc. (the "NASD").

 Advertising and Marketing

  The Company's advertising focuses on building awareness of E*TRADE's brand, products and services and positions E*TRADE as a better way of handling securities transactions, accessing financial and market data, and managing portfolios for the individual investor. Advertising is increasingly directing interested prospects to the Company's Web site for additional information, as opposed to generating primarily telephone-based inquiries. Print advertisements are placed in a broad range of business, technology and financial publications, including Barron's, Forbes, Forbes ASAP, Investor's Business Daily, Money, Smart Money, the Wall Street Journal, Fortune and Wired. E*TRADE also advertises regularly on national cable and television networks and on national radio networks. Through the Web site, prospective customers can get detailed information on the Company's services, use an interactive demonstration system, play the E*TRADE game, request additional information and complete an account application online.

 Public Relations Program

  The Company pursues public relations opportunities to build brand awareness. This campaign has resulted in appearances on CNBC, CNN and The Today Show, in addition to profiles in Barron's, Business Week, the Financial Times, Investor's Business Daily, Money, Smart Money, Time and the Wall Street Journal among others. There are links to E*TRADE's Web site from over 1,000 sites on the Web, which the Company believes is a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity. The Company also actively participates in speaking opportunities at industry conferences and events.

CUSTOMER SERVICE

  The Company believes that providing an effective customer service team to handle customer needs is critical to its success. The Company's customer service organization helps customers get online, handles product and service inquiries and addresses all brokerage and technical questions. The Company's customers have access to a toll-free number from 5:00 a.m. to 6:00 p.m. Pacific time, Monday through Friday. The Company's current policy specifies that customer service associates have or obtain a securities broker's license. See "Risk Factors--Risk Associated with Management of a Changing Business."

OPERATIONS

 Clearing

  The Company implemented self-clearing operations for equities in July 1996 and self-clearing operations for options in April 1997. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing its own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to Securities and Exchange Commission ("SEC") and NASD rules. In July 1996, the Company signed a seven-year agreement with BETA Systems for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting, and other services necessary to manage a brokerage clearing business.

  Since the Company's conversion to self-clearing, customers' securities typically are held by the Company in nominee name on deposit at one or more of the recognized securities industry depository trust companies, to facilitate ready transferability. The Company collects dividends and interest on securities held in nominee name and makes the appropriate credits to customer accounts. The Company also facilitates exercise of subscription rights on securities held for its customers. The Company arranges for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies upon certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASD and certain other regulatory authorities, carries fidelity bonds covering loss or theft. Self-clearing operations performed by firms without significant prior experience, such as the Company, involve substantial risks.

 Lending and Borrowing Activities

  Margin Lending. The Company makes loans to customers collateralized by customer securities. Margin lending by the Company is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASD margin requirements and the Company's internal policies, which are more stringent than the Federal Reserve and NASD requirements. In permitting customers to purchase securities on margin, the Company takes the risk of a market decline that could reduce the value of the collateral held by the Company to below the customers' indebtedness before the collateral can be sold, which could result in losses to the Company. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, the Company is obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25% of the value of the securities in the account. E*TRADE's current internal requirement, however, is that the customer's equity not fall below 30%. In the event a customer's equity falls below 30%, the customer will be required to increase the account's equity to 35%. Margin lending to customers constitutes the major portion of the basis on which net capital requirements of the Company are determined under the SEC's Net Capital Rule. To the extent these activities expand, the Company's net capital requirements will increase. See "Risk Factors--Risks Associated with Net Capital Requirements" and "Risk Factors--Risks Associated with the Securities Industry; Concentration of Services."

  Securities Lending and Borrowing. The Company borrows securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. The Company collateralizes such borrowings by depositing cash or securities with the lender and receives a rebate (in the case of cash collateral) or pays a fee calculated to yield a negotiated rate of return. When lending securities, the Company receives cash or securities and generally pays a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be "marked-to-market" on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are "marked-to-market" on a daily basis through the facilities of the various national clearing organizations.

 Order Processing

  All listed market orders other than those with special qualifiers (subject to certain size limitations based on the size in the primary market) are executed at the NBBO or better at the time of receipt by the third market firm or exchange. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations based on the trading characteristics of the particular security) are executed at the Best Bid/Offer (Inside Market), or better at the time of receipt by the market-maker. Eligible orders are subject to possible price improvement in the marketplace. See "Risk Factors--Risks Associated with Systems Failure."

  The market for online investing services, particularly over the Internet, is new, rapidly evolving and intensely competitive, and the Company expects competition to continue to intensify in the future. See "Risk Factors--Risks Associated with Substantial Competition."

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. See "Risk Factors--Risks Associated with Government Regulation" and "Risk Factors--Risks Associated with Net Capital Requirements."

ASSOCIATES

  At September 30, 1998, the Company had 833 associates. The Company's success has been, and will be, dependent to a large degree on its ability to retain the services of its existing executive officers and to attract and retain qualified additional senior and middle managers and key personnel in the future. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results. None of the Company's associates is subject to collective bargaining agreements or is represented by a union. The Company considers its relations with its associates to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  In addition to the executive officers who are also directors of the Company, the following executive officers are not directors and are elected by and serve at the discretion of the Board of Directors:

                    NAME                     AGE            POSITION
                    ----                     ---            --------
 Kathy Levinson.............................  43 President and Chief Operating
                                                  Officer of E*TRADE
                                                  Securities, Inc.
 Leonard C. Purkis..........................  50 Chief Financial Officer and
                                                  Executive Vice President,
                                                  Finance and Administration
 Judy Balint................................  45 President and Chief Operating
                                                  Officer, E*TRADE
                                                  International
 Debra Chrapaty.............................  37 President and Chief Operating
                                                  Officer, E*TRADE
                                                  Technologies
 Jerry D. Gramaglia.........................  43 Senior Vice President, Sales,
                                                  Marketing and Communications
 Rebecca L. Patton..........................  43 Senior Vice President,
                                                  Advanced Products Group
 Stephen C. Richards........................  44 Senior Vice President,
                                                  Corporate Development and
                                                  New Ventures
 Connie M. Dotson...........................  49 Senior Vice President,
                                                  Service Quality

  Kathy Levinson is President and Chief Operating Officer. She joined the company in January 1996 after serving as a consultant to E*TRADE during 1995. Prior to that, Ms. Levinson held a variety of senior level positions at Charles Schwab, most recently a senior vice president of custody services. Ms. Levinson received a BA in economics from Stanford and completed the Program for Management Development at Harvard University.

  Leonard C. Purkis is Chief Financial Officer and Executive Vice President of Finance and Administration. Mr. Purkis previously served as chief financial officer for Iomega Corporation from 1995 to 1998. Prior to joining Iomega, he served in numerous senior level domestic and international finance positions for General Electric Co. and its subsidiaries, culminating his career there as senior vice president, finance, for GE Capital Fleet Services. A native of Cardiff, Wales, he is a graduate of the Institute of Chartered Accountants in England and Wales, and began his career as an audit manager at Coopers & Lybrand.

  Judy Balint is President and Chief Operating Officer of E*TRADE's international division. From March 1997 to June 1998, she served as senior vice president, global marketing and strategic business development. Prior to joining E*TRADE, Ms. Balint was senior vice president and corporate director of marketing for National Processing, Inc., consultants in transaction technology. Ms. Balint has held a variety of senior executive positions for DHL, Federal Express, and CME-KHBB, a global advertising network of the former Saatchi & Saatchi Group. She earned a BA in journalism from the University of Wisconsin, Madison and an MBA in international business from the Monterey Institute of International Studies in Monterey, California.

  Debra Chrapaty is President and Chief Operating Officer of E*TRADE Technologies. Prior to joining E*TRADE in July 1997 as senior vice president technologies and chief information officer, Ms. Chrapaty served as chief information officer and chief technology officer of the National Basketball Association. Ms. Chrapaty has also served as director, internal systems consulting, at Bertelsmann C.I.S., and with EMI Records Group. Her prior experience with financial organizations includes the Federal Reserve Bank of New York and Chase Econometric/IDC. Ms. Chrapaty earned her BBA in economics at Temple University and her MBA in information systems at New York University.

  Jerry D. Gramaglia is Senior Vice President, Sales, Marketing, and Communications. Prior to joining E*TRADE in June 1998, Mr. Gramaglia was vice president of marketing for Sprint Corporation's $3 billion consumer division, including Internet channel marketing. He also served for more than 20 years in a variety of senior executive positions for major global consumer companies, including Pepsico, Procter & Gamble, and Nestle Corporation. Mr. Gramaglia earned a BA in economics from Denison University.

  Rebecca L. Patton has served as Senior Vice President, Advanced Products Group since July 1997. Ms. Patton joined the Company in September 1995 as vice president, marketing and served as senior vice president, marketing and communications from August 1996 to July 1997. From 1988 to September 1995,
Ms. Patton served in a variety of management positions at Apple Computer, including worldwide marketing manager of the Personal Interactive Electronics Division and manager of Apple's PowerBook marketing group. Ms. Patton received a BA in Economics from Duke University and an MBA from Stanford University. In December 1998, Ms. Patton left the Company in order to pursue a position as President and Chief Executive Officer of Della & James, a start-up e-commerce venture company for wedding registry of major retailers.

  Stephen C. Richards is Senior Vice President, Corporate Development and New Ventures. From 1996 to 1998, Mr. Richards served as E*TRADE's senior vice president of finance, chief financial officer and treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was managing director and chief financial officer of correspondent clearing at Bear Stearns & Company. He is also a former vice president/deputy controller of Becker Paribas, and former first vice president/controller of Jefferies and Company, Inc. He received a BA in statistics and economics from the University of California at Davis and an MBA in finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant.

  Connie M. Dotson is Senior Vice President, Service Quality. Ms. Dotson joined E*TRADE in 1996 as customer service manager. She was named vice president in 1997. Prior to joining E*TRADE, Ms. Dotson served as senior vice president of operations for U.S. Computer Services/CableData, Inc., where she was responsible for planning, organization, and control of all CableData operational and support departments, including customer service, systems support, new business, training, and field services.

  The Company's present directors and executive officers and their respective affiliates beneficially own approximately 40.8% of the Company's outstanding Common Stock. As a result, these stockholders, if they act together, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in control of the Company.

RISK FACTORS

  You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.

  In accordance with "plain English" guidelines provided by the Securities and Exchange Commission, the risk factors have been written in the first person.

 Risks Associated with Management of a Changing Business

  We have grown rapidly and our business and operations have changed substantially since we began offering electronic investing services in 1992 and Internet investing services in February 1996, and we expect this trend to continue. Such rapid change and expansion places significant demands on our administrative, operational, financial and other resources.

  We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in both the computer and brokerage industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers or technical persons in the future. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with operating expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there would be a material adverse effect on our business, financial condition and operating results. See "Government Regulation," Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Associates."

  The rapid growth in the use of our services has strained our ability to adequately expand technologically. As we acquire new equipment and applications quickly, we have less time and ability to test and validate hardware and software, which could lead to performance problems. We also rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet our needs could have a material adverse effect on our business, financial condition and operating results. As trading volume increases, we may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of orders that need review, which could lead to not only unsatisfied customers, but also to liability for orders that were not executed on a timely basis.

 Risks Associated with Early Stage of Market Development; Dependence on Online Commerce and the Internet

  The market for electronic brokerage services, particularly over the Internet, is at an early stage of development and is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For us, this uncertainty is compounded by the risks that consumers will not adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit us to succeed.

  Sales of many of our services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products such as high speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not resolved, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, our business, financial condition and operating results will be materially adversely affected.

  Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, our brokerage services over the Internet involve a new approach to securities trading which will require intensive marketing and sales efforts to educate prospective customers regarding its uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online brokerage trading, which could have a material adverse effect our business, financial condition and operating results.

 Risks Associated with the Securities Industry; Concentration of Services

  Almost all of our revenues in recent years have been from electronic brokerage services, and we expect this business to continue to account for almost all of our revenues in the foreseeable future. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our profitability may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risks Associated with Substantial Competition."

  Our brokerage business, by its nature, is subject to various other risks, including customer default and employees' misconduct and errors. We sometimes allow customers to purchase securities on margin, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financial condition and operating results. See "Business--Operations."

 Risks Associated with Delays In Introduction of New Services and Products

  Our future success depends in part on our ability to develop and enhance our services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that we will be successful in achieving any of the following:

  .  effectively using new technologies;

  .  adapting our services and products to emerging industry standards;

  .  developing, introducing and marketing service and product enhancements;
     or

  .  developing, introducing and marketing new services and products.

  We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected. See "Business--Services and Products" and "Business--E*TRADE Transaction-Enabling Technology."

 Risks Associated with Substantial Competition

  The market for electronic brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from discount brokerage firms providing either touch-tone telephone or online brokerage services, or both. These firms generally only execute transactions for their customers, without offering other services such as portfolio valuation, investment recommendations and research. This limitation on service offerings may result in other firms having a lower cost structure. These competitors include, among others, such discount brokerage firms as:

  .  Charles Schwab & Co., Inc.;

  .  Fidelity Brokerage Services, Inc.;

  .  Waterhouse Securities, Inc.;

  .  Quick & Reilly, Inc. (a subsidiary of Fleet Financial Group, Inc.);

  .  National Discount Brokers (a subsidiary of National Discount Brokers
     Group);

  . Discover Brokerage Direct, Inc. (a subsidiary of Morgan Stanley Dean Witter Discover & Company);

  .  Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation);

  . DLJdirect (a subsidiary of Donaldson, Lufkin & Jenrette Securities Corporation);

  .  Datek Online Holdings Corporation (Datek Online); and

  .  SURETRADE, Inc.

  We also encounter competition from established full commission brokerage firms such as PaineWebber Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.

  Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the electronic brokerage business. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. For example, Charles Schwab's One-Source mutual fund service and similar, more complete services may discourage potential customers from using our brokerage services. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

  General financial success within the securities industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with us by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, we may be adversely affected by such competition or legislation. To the extent our competitors are able to attract and retain customers based on the convenience of one-stop shopping, our business or ability to grow could be adversely affected. In many instances, we are competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel.

  There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with Dependence on Intellectual Property Rights

  Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "E*TRADE" in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to "E*TRADE," thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "E*TRADE" would have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

  . enforce our intellectual property rights;

  . protect our trade secrets;

  . determine the validity and scope of the proprietary rights of others; or

  . defend against claims of infringement or invalidity.

  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect our business, financial condition and operating results. We currently have several ongoing trademark infringement litigation actions that we have filed in an effort to protect our trademarks.

 Risks Associated with Infringement

  We may in the future receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity (or any indemnification claims based on such claims) will not be asserted or prosecuted against us. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with Entering New Markets

  One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. E*TRADE Securities plans, subject to regulatory approval, to establish investment banking operations, raising public and private equity capital for companies over the Internet and other electronic media. We are currently in the process of investing approximately $100 million in a new marketing campaign centered on our new Internet Web site, Destination E*TRADE. We also plan to pursue additional related revenue opportunities, such as revenue from correspondent clearing, advertising and subscriptions. There can be no assurance that our new marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources. See "Business--Strategic Relationships."

 Risks Associated with International Strategy

  One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally. There can be no assurance that our international licensees will be able to market our branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage industry, such as:

  . unexpected changes in regulatory requirements, tariffs and other trade barriers;

  .  difficulties in staffing and managing foreign operations;

  .  political instability;

  .  fluctuations in currency exchange rates;

  .  reduced protection for intellectual property rights in some countries;

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  .  potentially adverse tax consequences.

  Any of the foregoing could adversely impact the success of our international operations. Under these agreements, we rely upon third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction could harm our operations and/or the goodwill associated with our brand name. Additionally, our international licensees have the right to sell sublicenses. Generally, we have less control over sublicensees than we do over licensees. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and, consequently, on our business, financial condition and operating results. See "Business--Strategic Relationships."

 Risks Associated with Acquisitions, Strategic Relationships

  We may acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including:

  .  difficulties in the assimilation of acquired operations and products;

  .  diversion of management's attention from other business concerns;

  .  amortization of acquired intangible assets; and

  .  potential loss of key employees of acquired companies.

  We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to our ability to integrate successfully any operations, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

  We have established a number of strategic relationships with online and Internet service providers and software and information service providers. A majority of such relationships have only recently been entered into. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future. See "Business-- Strategic Relationships."

 Risks Associated with Significant Fluctuations In Quarterly Operating Results

  We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

  . the timing of introductions or enhancements to online investing services and products by us or our competitors;

  .  market acceptance of online investing services and products;

  .  the pace of development of the market for online commerce;

  .  changes in trading volume in securities markets;

  .  trends in securities markets;

  .  domestic and international regulation of the brokerage industry;

  .  changes in pricing policies by us or our competitors;

  .  changes in strategy;

  . the success of or costs associated with acquisitions, joint ventures or other strategic relationships;

  .  changes in key personnel;

  .  seasonal trends;

  .  the extent of international expansion;

  .  the mix of international and domestic revenues;

  .  changes in the level of operating expenses to support projected growth;
     and

  .  general economic conditions.

  We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

  Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast. We believe that period-to-period comparisons of our operating results will not necessarily be meaningful and you should not rely on them as any indication of future performance. Our future quarterly operating results may not consistently meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our Common Stock.

 Risks Associated with Potential Reduction In Order Flow Rebates

  We have arrangements with various Nasdaq market-makers and third market firms to receive cash payments in exchange for routing trade orders to these firms for execution. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, we have to disclose the receipt of these payments to our customers. Payments for order flow decreased to $25.8 million in fiscal 1998, down 4% from $26.8 million in fiscal 1997, which had increased 135% from $11.4 million in fiscal 1996. The decrease in payments for order flow is reflective of a trend that we expect to continue as a result of the implementation by the SEC of new order handling rules in January 1997, the outcome of which was that the bid/ask spread was reduced thereby reducing market maker margins and limiting their ability to pay for order flow, and the loss of Roundtable Partners, LLC ("Roundtable") earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998 (see Note 5 of the Consolidated Financial Statements). In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with Government Regulation

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

  .  sales methods;

  . trade practices among broker-dealers;

  . use and safekeeping of customers' funds and securities;

  . capital structure;

  . record keeping;

  . conduct of directors, officers and employees; and

  . supervision.

  Because we are a self-clearing broker-dealer, we have to comply with many complex laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to so comply depends largely on the establishment and maintenance of a qualified compliance system. We know of several instances of our non-compliance with applicable regulations. For example, in fiscal 1997 we failed to comply with applicable advertising restrictions in one international jurisdiction. Also, due to a clerical oversight we failed to renew our registration as a broker-dealer on time in Nebraska and Ohio. Ohio, as a condition of renewing our broker-dealer license, required us to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through us during the period January 1, 1997 through April 15, 1997. In fiscal year 1997 we recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

  Our mode of operation and profitability may be directly affected by:

  . additional legislation;

  . changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations; or

  .  changes in the interpretation or enforcement of existing laws and rules.

  The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance, and we have experienced turnover of compliance personnel in the past. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

  We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and E*TRADE Securities' compliance officers must review all marketing materials prior to release. The NASD has in the past asked us to discontinue the use of certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

  .  censures or fines;

  .  suspension of all advertising;

  .  the issuance of cease-and-desist orders; or

  . the suspension or expulsion of a broker-dealer or any of its officers or employees.

  We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers.

  We intend to expand our business in United States securities to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies through the Internet and other gateways. International alliances signed during this fiscal year cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE's global network will extend to 32 countries and territories when fully implemented. These agreements provide that the Company will receive royalties based upon their transaction revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. Our international expansion will be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. See "Risks Associated with International Strategy."

  There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our online and other electronic activities. We anticipate that we may be required to comply with record keeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise. We may also be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations affecting our business or operations. We may also be subject to federal, state and foreign money transmitter laws and state and foreign sales and use tax laws. If such laws are enacted or deemed applicable to us, our business or operations would be rendered more costly or burdensome, less efficient or even impossible. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

  Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. Increased attention focused upon these liability issues could adversely affect the growth of the Internet, which could in turn decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with Net Capital Requirements

  The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

  As of September 30, 1998, E*TRADE Securities was required to maintain minimum net capital of $20.4 million and had total net capital of approximately $97.3 million, or approximately $76.9 million in excess of the minimum amount required.

 Risks Associated with Systems Failure

  We receive and process trade orders mostly through the Internet, online service providers and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading. We have a short period of time to process orders placed from the close of the stock markets one day until the opening the next business day. Heavy stress placed on our systems during peak trading times could cause our systems to operate at unacceptably low speed or fail. If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, causing substantial losses and possibly subjecting us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, including two such failures in May 1996, and we could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have on certain occasions compensated customers for verifiable losses from such failures. We recorded a pre-tax charge against earnings of over $1.7 million due to such systems failures in May 1996. Since then, we have experienced occasional system interruptions. During a systems failure, we may be able to take orders by telephone, however, only associates with securities broker's licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a systems failure. There can be no assurance that our network structure will operate appropriately in any of the following events:

  .  subsystem, component or software failure;

  .  a power or telecommunications failure;

  .  an earthquake, fire or other natural disaster; or

  .  an act of God or war.

  There can be no assurance that in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results. We have received, in the past, adverse publicity in the financial press and in online discussion forums primarily relating to systems failures. See "Business--E*TRADE Transaction- Enabling Technology."

 Risks Associated with Encryption Technology

  A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc. ("RSA"), to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the RSA or other algorithms we use to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our business, financial condition and operating results. See "Business--Services and Products."

 Risks Associated with the Year 2000

  Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified prior to the year 2000 in order to remain functional. This may affect us in numerous ways:

  . We are still assessing the impact of the year 2000 issue on our products, services and internal information systems. We do not expect our financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, our earnings and results of operations could be affected. Furthermore, if corrective actions are not completed before year 2000 problems occur, demand for our products and services could drop;

  . We must rely on outside vendors to address year 2000 issues for their hardware and software. We are still assessing the effect that year 2000 issues will have on our outside vendors and, at this time, cannot determine the impact on our products, services and operations. Contingency plans are being developed in the event that we or our key vendors will not be year 2000 capable, but any such noncompliance may have a negative effect on our financial results;

  . The method of trading we employ depends heavily on the integrity of electronic systems outside of our control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any of these systems due to year 2000 issues would interfere with the trading process and, in turn, may have a material adverse effect on our business, financial condition and operating results.

  Due to our dependence on computer technology to conduct our business, the nature and impact of year 2000 processing failures on our business, financial condition and operating results could be material. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compatibility."

ITEM 2. PROPERTIES

  During fiscal 1998 the Company entered into agreements to lease facilities in Menlo Park, California, where it will consolidate its existing Silicon Valley locations. In addition, the Company has operations in Rancho Cordova, California and Alpharetta, Georgia. The leases comprise an aggregate of 373,496 square feet and expire at various dates through June 2009. The Company believes that it has adequate space for its current needs.

ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees.

  This proceeding is currently in the discovery phase and the Company is unable to speculate as to its ultimate outcome. However, the Company believes that the claims are without merit and intends to defend against them rigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction, and due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a one-time $4.3 million pre-tax charge against earnings in connection with this matter.

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

                                                                   HIGH   LOW
                                                                  ------ ------
FISCAL 1996
  Fourth Quarter (from August 16, 1996).......................... $13.19 $ 8.38
FISCAL 1997
  First Quarter.................................................. $12.50 $ 9.00
  Second Quarter................................................. $25.25 $11.13
  Third Quarter.................................................. $21.00 $14.75
  Fourth Quarter................................................. $47.00 $17.97
FISCAL 1998
  First Quarter.................................................. $46.88 $18.59
  Second Quarter................................................. $27.75 $19.91
  Third Quarter.................................................. $27.19 $20.13
  Fourth Quarter................................................. $34.50 $16.63

  The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on December 22, 1998 was $38.44 per share. As of that date there were 409 holders of record of the Company's Common Stock.

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

DIVIDENDS

  The Company has never declared or paid cash dividends on its capital stock. ShareData, which the Company acquired in July 1998 and accounted for as a pooling of interest, was a Subchapter S corporation and did pay dividends to its shareholders prior to its acquisition. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

  On July 9, 1998, the Company entered into an agreement to issue and sell 15,650,000 shares of its common stock to SOFTBANK CORP., for an aggregate purchase price of $400 million. No underwriters were involved and there were no underwriting discounts or commissions. The securities were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

  On July 6, 1998, the Company entered into an agreement whereby the Company issued 1,313,000 shares of its common stock in connection with the merger of ShareData, Inc., a California corporation ("ShareData"), with and into a wholly owned subsidiary of the Company. The consideration for such issuance consisted of all the issued and outstanding capital stock of ShareData. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

USE OF PROCEEDS

  On August 16, 1996, a Registration Statement on Form S-1 (No. 333-05525) was declared effective by the SEC, pursuant to which 5,026,550 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $10.50 per share, generating gross offering proceeds of $52,779,000 for the account of the Company. A further 675,450 shares of the Company's Common Stock were offered and sold for the account of selling stockholders at a price of $10.50 per share, generating gross offering proceeds of $7,092,000 for the account of selling stockholders. Each share of Series A. Series B and Series C Preferred Stock was automatically converted into 60 shares of Common Stock upon the closing of the initial public offering. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Deutsche Morgan Grenfell/C.J. Lawrence, Inc.

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

  The Company has used a portion of the net proceeds of the two offerings as follows: (i) $26,636,000 for the purchase and installation of software, machinery and equipment, (ii) $10,783,000 for the construction of plant, building and facilities, (iii) $2,250,000 for the repayment of indebtedness,
(iv) $3,147,000 for a relocation loan to an officer, (v) $8,152,000 for the joint venture investments, (vi) $25,043,000 for the purchase of equity investments, (vii) $2,000,000 for investment in KAP Group, LLC, (viii) $3,500,000 for the acquisition of OptionsLink, (ix) $13,156,000 for investment in new projects, technology and products to expand and complement the business, and (x) $140,560,000 for investment in short-term, investment grade, interest bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

                                         YEARS ENDED SEPTEMBER 30,
                                ----------------------------------------------
                                   1998       1997     1996     1995    1994
                                ----------  -------- --------  ------- -------
                                  (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA*:

Revenues:
 Transaction revenues.........  $  162,097  $109,659 $ 44,178  $20,835 $ 9,548
 Interest, net of interest
  expense.....................      56,019    25,265    4,813    1,004     302
 International................       7,031     4,000       --       --      --
 Other........................      20,135    17,471   13,529    6,947   5,558
                                ----------  -------- --------  ------- -------
  Net revenues................     245,282   156,395   62,520   28,786  15,408
                                ----------  -------- --------  ------- -------
Cost of services..............     111,832    73,381   38,027   14,683   8,485
                                ----------  -------- --------  ------- -------
Operating expenses:
 Selling and marketing........      71,293    28,160   10,944    4,204   2,372
 Technology development.......      32,916    13,547    4,699    2,265   1,181
 General and administrative...      30,906    16,847    8,238    3,022   2,724
                                ----------  -------- --------  ------- -------
  Total operating expenses....     135,115    58,554   23,881    9,491   6,277
                                ----------  -------- --------  ------- -------
  Total cost of services and
   operating expenses.........     246,947   131,935   61,908   24,174  14,762
                                ----------  -------- --------  ------- -------
Pre-tax income (loss).........      (1,665)   24,460      612    4,612     646
Income tax expense (benefit)..        (953)    9,425     (555)   1,728    (541)
                                ----------  -------- --------  ------- -------
Net income (loss).............  $     (712) $ 15,035 $  1,167  $ 2,884 $ 1,187
                                ==========  ======== ========  ======= =======
Net income (loss) per share:
 Basic........................  $    (0.02) $   0.46 $   0.06  $  0.17 $  0.07
                                ==========  ======== ========  ======= =======
 Diluted......................  $    (0.02) $   0.42 $   0.04  $  0.10 $  0.04
                                ==========  ======== ========  ======= =======
Shares used in computation of
 net income (loss) per share:
 Basic........................      42,285    32,352   19,641   17,017  16,486
 Diluted......................      42,285    35,874   29,932   27,757  27,446


                                               SEPTEMBER 30,
                                ----------------------------------------------
                                   1998       1997     1996     1995    1994
                                ----------  -------- --------  ------- -------
                                               (in thousands)
CONSOLIDATED BALANCE SHEET
 DATA*:
Cash and equivalents..........  $   21,834  $ 23,234 $ 15,856  $10,985 $ 2,000
Investment securities.........     502,534   191,958   35,563      560     560
Brokerage receivables--net....   1,310,235   724,365  193,228    1,936     499
Total assets..................   1,968,918   995,422  302,171   18,146   5,386
Stockholders' equity..........     710,236   283,374   71,976   12,348     919

--------
* All prior year amounts presented have been restated to reflect the acquisition of ShareData, Inc. in July 1998, which was accounted for as a pooling of interest (see Note 15 of the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K.

OVERVIEW

  A leading branded provider of online investing services, E*TRADE has established a popular destination Web site for self-directed investors. Founded in 1982, the Company operated initially as a service bureau, providing automated online securities transaction services to various brokerage firms, including Fidelity Brokerage Services, Inc., Quick and Reilly, Inc. and, through an agreement with Bank of America, Charles Schwab. In 1992, the Company formed E*TRADE Securities and began to offer retail investing services and account information 24 hours a day, seven days a week. The Company offers independent investors the convenience and control of automated stock, option, fixed income and mutual fund order placement at lower commission rates than traditional brokerage firms. In addition, E*TRADE has a suite of value-added products and services that can be customized and personalized, including portfolio tracking, Java-based charting and quote applications, real-time stock quotes, Smart Alerts, market commentary and analysis, news, investor community areas and other information services.

  Free resources available to the public on E*TRADE's Web site include breaking financial news, real-time stock and option price quotes, company financial information and news announcements, live market commentary, personalized investment portfolios, investor community areas, and search and filtering tools for mutual fund and fixed income products. E*TRADE's Web site services three levels of investors--visitors, members, and customers, with each successive group gaining access to additional value-added products and services. Visitors can view market information, headline news, stock quotes and charts, mutual fund information, and much more. By registering but not opening an account, a visitor becomes a member and receives free access to many advanced, customizable investment research tools, including free real-times quotes and secure email. Customers, those investors with E*TRADE accounts, have complete access to E*TRADE's trading engine and to all the investment research and management features, including Smart Alerts, and many sophisticated analytical and record keeping tools. Customers may also subscribe to E*TRADE's Professional Edge service and receive access to IPOs, institutional quality research reports, and other premium services.

  The Company's revenues consist principally of transaction revenues, which include securities brokerage commissions and payments based on order flow, interest and certain other fees related to the Company's product offerings. The Company has experienced substantial growth in its revenues since E*TRADE Securities was formed. At the end of fiscal 1992, the Company was processing slightly over 100 transactions per day. For the quarter ended September 30, 1998, the Company's average daily transaction volume was 30,500, a 27% increase over the average daily transaction volume of 24,100 in the equivalent period in fiscal 1997. Although increases in the overall activity in the securities markets have contributed to the Company's growth, the Company believes that its growth has also been due to the success of its advertising campaigns in bringing brand name recognition to the E*TRADE name, the launch of Internet access to E*TRADE in February 1996, and the continuing successful integration of new product developments.

  In December 1997, the Company acquired OptionsLink, a division of Hambrecht & Quist LLC. OptionsLink is an all-electronic Web-based and interactive voice response inquiry and order entry system for employee stock option and stock purchase plan services for corporate stock plan participants. The acquisition of OptionsLink demonstrates the Company's commitment to expand its products and services into the corporate financial services market.

  In July 1998, the Company acquired ShareData, Inc., a supplier of stock plan knowledge-based software for pre-IPO and public companies. This acquisition will enable the Company to extend its corporate services strategy, which began when the Company purchased OptionsLink. Corporate financial services represents a potential growth segment for the Company and provides an opportunity to diversify its revenue stream. The Company intends to provide an automated solution for stock plan management and company stock transaction capabilities to plan sponsors and their employees through combining the OptionsLink and ShareData, Inc. product offerings.

  The Company uses other broker-dealers to execute its customers' orders and, in recent years, has derived a significant portion of its revenues from these broker-dealers for such order flow. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by the Company to its customers. The revenues received by the Company under these arrangements for fiscal 1998, 1997 and 1996 amounted to 16%, 19%, and 22% of total transaction revenues, respectively. There can be no assurance that the Company will be able to continue its present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company is making significant investments in systems technology and has established technology centers in both Palo Alto and Rancho Cordova, California. These facilities support systems, network services, trading, customer service, transaction redundancy and backup between the two locations, thereby providing an operational system in the event of a service interruption at either facility. In fiscal 1998, the Company opened a new facility in Alpharetta, Georgia which will also support systems, network services, trading, and customer service.

  The Company implemented self-clearing operations for equity securities in July 1996 and self-clearing operations for options in April 1997. Prior to July 1996, the Company cleared all of its customer transactions as a fully disclosed correspondent of Herzog, Heine, Geduld, Inc. ("Herzog"). Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. In the first quarter of fiscal 1996, the Company began hiring associates to perform these functions. As a consequence, the Company incurred significant costs associated with the hiring and training of its associates, and systems integration costs, while continuing to incur expenses for clearing operations performed by Herzog through June 1996. The conversion to self-clearing has allowed the Company to realize significant cost savings and revenue enhancement.

  The Company assumes direct responsibility for the possession and control of customer securities and other customer assets and the clearing of customers' securities transactions. This responsibility requires the Company to record on its balance sheet the receivables and payables to the Company that are a result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customers' accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained by the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company may be required to obtain financing for any excess debit balance. The Company had receivables from customers, brokers, dealers and clearing organizations of $1.3 billion and payables to customers, brokers, dealers and clearing organizations of $1.2 billion as of September 30, 1998. The Company contracts with a third-party service bureau, BETA Systems, for its customer record keeping and data processing services.

  The Company has experienced substantial changes in, and expansion of, its business and operations since it began offering online investing services in 1992 and Internet investing services in February 1996, and expects to continue to experience periods of rapid growth. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial and other resources. Competition for highly qualified senior managers and technical personnel is intense. If the Company fails to attract, assimilate and retain such personnel, there could be a material adverse effect on the Company's business, financial condition and operating results.

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction and, due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the states, Ohio, as a condition of renewing the Company's license as a broker-dealer in that state, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of net revenues represented by certain items on the Company's consolidated statements of operations for the periods indicated:

                           YEARS ENDED SEPTEMBER 30,
                           -----------------------------
                             1998       1997      1996
                           --------   --------  --------
Revenues:
 Transaction revenues.....     66.1%      70.1%     70.7%
 Interest, net of interest
  expense.................     22.8       16.2       7.7
 International............      2.9        2.5        --
 Other....................      8.2       11.2      21.6
                           --------   --------  --------
  Net revenues............    100.0      100.0     100.0
                           --------   --------  --------
Cost of services..........     45.6       46.9      60.8
                           --------   --------  --------
Operating expenses:
 Selling and marketing....     29.1       18.0      17.5
 Technology development...     13.4        8.7       7.5
 General and
  administrative..........     12.6       10.8      13.2
                           --------   --------  --------
  Total operating
   expenses...............     55.1       37.5      38.2
                           --------   --------  --------
  Total cost of services
   and operating
   expenses...............    100.7       84.4      99.0
                           --------   --------  --------
Pre-tax income (loss).....     (0.7)      15.6       1.0
Income tax expense
 (benefit)................     (0.4)       6.0      (0.9)
                           --------   --------  --------
Net income (loss).........     (0.3)%      9.6%      1.9%
                           ========   ========  ========

FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

 Revenues

  The Company's revenues increased to $245.3 million in fiscal 1998, up 57% from $156.4 million in fiscal 1997, which was up from 150% from $62.5 million in fiscal 1996. Transaction revenues increased to $162.1 million in fiscal 1998, up 48% from $109.7 million in fiscal 1997, which was up 148% from $44.2 million in fiscal 1996. Transaction revenues consist of commission revenues and payments based on order flow. Commission revenues increased to $136.3 million, up 64% from $82.9 million in fiscal 1997, which was up

153% from $32.8 million in fiscal 1996. Transactions for fiscal 1998 totaled
7.0 million or an average of 27,600 transactions per day. This is an increase of 68% over the average daily transaction volume of 16,400 in fiscal 1997, which was up 169% from 6,100 in fiscal 1996. Average commissions per transaction declined to $19.58 in fiscal 1998 from $20.00 in fiscal 1997 and $20.82 in fiscal 1996, due primarily to a change in product mix and the lowering of commissions on listed market orders from $19.95 to $14.95 in February 1996. Payments for order flow decreased to $25.8 million in fiscal 1998, down 4% from $26.8 million in fiscal 1997, which had increased 135% from $11.4 million in fiscal 1996. The decrease in payments for order flow is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997, the outcome of which was that the bid/ask spread was reduced thereby reducing market maker margins and limiting their ability to pay for order flow, and the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998 (see Note 5 of the Consolidated Financial Statements). Until its initial public offering, Knight/Trimark would allocate a portion of its earnings to its owners, including the Company, based on what percentage its owners contributed to Knight/Trimark's total order flow. The Company previously recorded the amounts it received under this allocation as payment for order flow revenue.

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Net interest revenues increased to $56.0 million in fiscal 1998, up 121% from $25.3 million in fiscal 1997, which was up 427% from $4.8 million in fiscal 1996. This increase was due primarily to growth in customer accounts and the opportunity that being self-clearing has given the Company to manage interest rates. This increase was also a result of average customer margin debit balances increasing 70% to $925 million, average customer credit balances increasing 12% to $244 million, average money market fund balances increasing 95% to $1.4 billion, and an increase in investment securities from fiscal 1997 to fiscal 1998.

  International revenues of $7.0 million represent international licensing fees and ongoing royalties from agreements signed as part of E*TRADE's continued international expansion effort. International alliances signed during this fiscal year cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to use E*TRADE's technology and offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE's global network will extend to 32 countries and territories when fully implemented. These agreements provide that the Company will receive royalties based upon their transaction revenues. International revenues were $4.0 million in fiscal 1997, from licensing fees attributable to the Company's agreements with VERSUS in Canada and Nova Pacific in Australia. Prior to fiscal 1997, there were no international revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

  Other revenues increased to $20.1 million in fiscal 1998, up 15% from $17.5 million in fiscal 1997, which was up 30% from $13.5 million in fiscal 1996. Other revenues increased primarily due to equity earnings from the Company's investment in Roundtable, broker-related fees for services, new revenue streams from OptionsLink, growth in ShareData, Inc. licensing revenue, and increased revenues from mutual funds and advertising on the Company's Web site. As a result of the Knight/Trimark initial public offering, the Company will no longer recognize any equity income from the Company's investment in Roundtable in future quarters (see Note 5 of the Consolidated Financial Statements).

 Cost of Services

  Total cost of services increased to $111.8 million in fiscal 1998, up 52% from $73.4 million in fiscal 1997, which was up 93% from $38.0 million in fiscal 1996. Cost of services includes expenses related to the

Company's clearing operations and customer service activities, system maintenance and communication expenses, and clearing fees paid to the Company's former clearing broker. Cost of services as a percentage of total transaction revenues was 69% in fiscal 1998 compared to 67% in fiscal 1997 and 86% in fiscal 1996. Included in total cost of services for fiscal 1997 was a charge of $4.3 million, which resulted from a clerical oversight connected with the Company's failure to timely renew its registration as a broker-dealer in the state of Ohio. Included in total cost of services in fiscal 1996 were self-clearing start-up costs of $2.2 million. Cost of services, exclusive of the registration charge and self-clearing start-up costs, increased to $111.8 million in fiscal 1998, up 62% from $69.0 million in fiscal 1997, which was up 93% from $35.8 million in fiscal 1996. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California.

 Operating Expenses

  Selling and marketing expenses increased to $71.3 million in fiscal 1998, up 153% from $28.2 million in fiscal 1997, which was up 159% from $10.9 million in fiscal 1996. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue in fiscal 1999.

  Technology development expenses increased to $32.9 million in fiscal 1998, up 144% from $13.5 million in fiscal 1997, which was up 187% from $4.7 million in fiscal 1996. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, development efforts related to the launch of Destination E*TRADE and proprietary Stateless Architecture SM, and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased to $30.9 million in fiscal 1998, up 84% from $16.8 million in fiscal 1997, which was up 105% from $8.2 million in fiscal 1996. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, acquisition costs and the costs associated with the opening of a new facility in Alpharetta, Georgia.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (57.2%), 38.5% and (90.7%) for fiscal 1998, 1997 and 1996, respectively. Prior to its merger with the Company, ShareData, Inc. was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the fiscal 1998 rate reflects expected tax benefits from tax-exempt interest income and certain nondeductible acquisition costs.

YEAR 2000 COMPATIBILITY

  Many computer systems use only two digits to identify a specific year and therefore may not accurately recognize and handle dates beyond the year 1999. If not corrected, these computer applications could fail or create erroneous results by or at the year 2000. The Company utilizes, and is dependent upon, data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks.

  Due to the Company's dependence on computer technology to conduct its business, and the dependence of the financial services industry on computer technology, the nature and impact of year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material. During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to evaluate whether it will function properly in the year 2000 without material errors or interruptions.

  The Company believes that all year 2000 issues revealed as a result of that evaluation to date can be remedied in a timely manner, and therefore are not expected to create a material risk of disruption of operations. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware or software is or will be year 2000 compatible in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there is a risk that other problems, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that may be discovered. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The year 2000 issue could lower demand for the Company's services while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

  Because systems critical to the Company's functioning other than its computer systems may be affected by the century change, the Company's year 2000 efforts also encompass facilities and equipment which rely on date-dependent technology, such as, building equipment that contains embedded technology and the Company's third party providers.

  At this time, it does not appear that the costs of addressing year 2000 issues will have a material adverse impact on the Company's financial position. However, in the event that the Company and third parties upon which it relies are unable to address these issues in a timely manner, it could result in a material financial risk to the Company.

 Status of Year 2000 Efforts

  The Company's year 2000 efforts address all computer systems, equipment and business partner relationships considered essential to the Company's ability to conduct its business. The objective of the Company's year 2000 project is to identify the core business processes and associated computer systems and equipment that may be at risk due to the use of two-digit year dates. Once identified, the systems and equipment are rated for risk and are prioritized for conversion or replacement according to their impact on core business operations. The Company's year 2000 project follows a structured approach in analyzing and mitigating year 2000 issues. This approach consists of six phases awareness, assessment, remediation, validation, implementation and industry-wide testing. The work associated with each phase may be performed simultaneously with other phases of the project, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For example, awareness is an ongoing effort and occurs in each phase. As part of this project, the Company reviews its vendor relationships (suppliers, alliances and third party providers) in an attempt to assess their ability to meet the year 2000 challenge. In addition, this plan seeks to ensure that all of the Company's business partners and service providers are also year 2000 ready. In addition, written contingency plans are being developed for all mission critical systems and many non-critical systems to address any unexpected year 2000 failures.

  Currently, the Company's primary focus is the completion of remediation and testing, and on-going contingency planning and vendor management efforts. However, the Company is continuing to assess the impact of year 2000 issues on its products, internal information systems and third party vendor relations. The Company has begun, and in many cases completed, corrective efforts in these areas. The Company does not anticipate that addressing year 2000 issues for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before year 2000 issues may arise.

  The Company anticipates that remediation, testing and implementation of all systems will be completed by March 1999. The Company will be participating in an industry-wide test sponsored by the Securities Industry Association in the first half of 1999 and is implementing plans to be prepared to participate in the test. These activities will also include joint testing with selected critical vendors, joint contingency planning with selected critical vendors, and addressing year 2000 concerns with new vendors. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change.

  The success of the Company's year 2000 efforts depends in part on the adequacy of compliance by vendors with their representations concerning their systems, and on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and therefore, the Company is taking steps to determine the status of critical third parties' year 2000 compatibility. The Company has implemented a vendor management program. Activities include creating an inventory of vendors, inquiring directly as to the status of vendors' year 2000 efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet be year 2000 capable. If these suppliers fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect year 2000 issues will have on its suppliers and at this time, cannot determine the impact it will have. There can be no assurance that all third parties will provide accurate and complete information or that all their systems will be fully year 2000 capable. Third parties' year 2000 processing failures may have a material adverse impact on the Company's systems and operations.

  As the year 2000 project continues, the Company may discover additional year 2000 issues, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be year 2000 capable. The Company plans to test such third-party products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

  Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a year 2000-capable fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own year 2000 issues or those of its customers or suppliers whose year 2000 issues may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

  The Company is continuing to evaluate year 2000-related risks and corrective actions. However, the risks associated with the year 2000 may be pervasive and complex; they can be difficult to identify and to address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some issues may not be identified or corrected in time to prevent material adverse consequences to the Company.

  The Company's plan may also be affected by regulatory changes, changes in industry customs and practices, and significant systems modifications unrelated to the year 2000 project including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources.

  The Company has spent approximately $1.8 million since the first quarter of fiscal 1998 and currently estimates that it will cost approximately an additional $5 million to ascertain that its core computer systems and those of our vendors are year 2000 capable. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred.

VARIABILITY OF RESULTS

  The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing services and products by the Company or its competitors; market acceptance of online investing services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities markets; domestic and international regulation of the brokerage industry; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions.

  Because of the foregoing factors, in addition to other factors that affect the Company's operating results and financial position, investors should not consider past financial performance or management's expectations a reliable indicator of future performance, and not use historical trends to anticipate results or trends in future periods. In that regard, results of operations and financial condition could be adversely affected by a number of factors in addition to those discussed above, including overall economic conditions and lower than expected demand. Further, the Company's stock price is subject to volatility. Any of the factors discussed above could have an adverse effect on the Company's stock price. In addition, the Company's stock price could be adversely affected if the Company's revenues or earnings in any quarter fail to meet the investment community's expectations, or if there are broader, negative market trends. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

  In August 1996, the Company completed an initial public offering of its Common Stock, resulting in net proceeds to the Company of approximately $46.4 million.

  In August 1997, the Company completed a secondary public offering of 7,305,000 shares of the Company's Common Stock at a price of $27.50 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million. The Company also has financed its activities through the private placement of Preferred Stock and, to a lesser extent, equipment financing.

  In July 1998, the Company entered into an agreement to issue and sell 15,650,000 shares of its common stock to SOFTBANK CORP., a Japanese corporation, for an aggregate purchase price of $400 million. This investment represents a minority interest ownership of approximately 27.6% in the Company as of September 30, 1998.

  In July 1996, the Company obtained financing facilities totaling $100 million, to be collateralized by customer securities. There were no borrowings outstanding under these lines at September 30, 1998. At September 30, 1997, $9.4 million was outstanding under these lines, which was repaid on October 1, 1997. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

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

  Cash used in operating activities was $30.2 million in fiscal 1998, primarily as a result of increases in brokerage-related assets in excess of related liabilities of $81.5 million, offset in part by depreciation and amortization of $12.5 million and increases in accounts payable, accrued and other liabilities in excess of other assets of $40.3 million. Cash used in operating activities in fiscal 1997 and 1996 was $8.1 million and $6.8 million, respectively. Such amounts primarily reflect net income for the respective periods, increases in brokerage-related assets in excess of related liabilities, and in fiscal 1997, the impact of depreciation and amortization and increases in accounts payable, accrued and other liabilities in excess of other assets.

  Cash used in investing activities was $380.6 million in fiscal 1998, $174.6 million in fiscal 1997 and $46.4 million in fiscal 1996. In fiscal 1998, cash used in investing activities reflects the investment of proceeds from the common stock issuance to SOFTBANK CORP., investments in several companies and joint ventures, and property and equipment purchases. Cash used in investing activities in fiscal 1997 and 1996 primarily represent the investment of the proceeds from the Company's secondary public offering of Common Stock in August 1997 and initial public offering of Common Stock in August 1996. Additionally, the Company made ongoing investments in its technological infrastructure and the second technology center in Rancho Cordova, and in fiscal 1997, a relocation loan to the Company's Chief Executive Officer (see
Note 6 of the Consolidated Financial Statements).

  Cash provided by financing activities was $409.3 million in fiscal 1998, compared with $190.2 million in fiscal 1997. In fiscal 1998, cash provided by financing activities primarily consisted of $400 million in proceeds from the common stock issuance to SOFTBANK CORP. and in fiscal 1997 the net proceeds from the Company's secondary public offering. Cash provided by financing activities in fiscal 1996 of $58.1 million reflects net proceeds from the Company's initial public offering of Common Stock in August 1996 and private sales of Preferred Stock.

  The Company expects that it will incur approximately $25 million of capital expenditures for the 12 months ended September 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market Risk Disclosures

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements . The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent in levels at September 30, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

 Equity Price Risk

  The Company holds a small portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company.

 Financial Instruments

  For its working capital and reserves which are required to be segregated under Federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
   Independent Auditors' Report..........................................  41

   Consolidated Balance Sheets as of September 30, 1998 and 1997.........  42

   Consolidated Statements of Operations for the Years Ended September
    30, 1998, 1997 and 1996..............................................  43

   Consolidated Statements of Stockholders' Equity for the Years Ended
    September 30, 1998, 1997 and 1996....................................  44

   Consolidated Statements of Cash Flows for the Years Ended September
    30, 1998, 1997 and 1996..............................................  45

   Notes to Consolidated Financial Statements............................  46

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of E*TRADE Group, Inc.:

  We have audited the accompanying consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
November 23, 1998

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (in thousands, except share amounts)

                                                               SEPTEMBER 30,
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
                          ASSETS

Current assets:
 Cash and equivalents...................................... $   21,834 $ 23,234
 Cash and investments required to be segregated under
  Federal or other regulations.............................      5,000   15,001
 Investment securities.....................................    502,534  191,958
 Brokerage receivables--net................................  1,310,235  724,365
 Other assets..............................................     11,635    6,970
                                                            ---------- --------
  Total current assets.....................................  1,851,238  961,528
Property and equipment--net................................     48,128   19,995
Investments................................................     58,342    5,519
Related party receivables..................................      3,719    3,259
Other assets...............................................      7,491    5,121
                                                            ---------- --------
    Total assets........................................... $1,968,918 $995,422
                                                            ========== ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Brokerage payables........................................ $1,184,917 $681,106
 Bank loan payable.........................................         --    9,400
 Accounts payable, accrued liabilities and other...........     73,765   21,542
                                                            ---------- --------
  Total liabilities........................................  1,258,682  712,048
                                                            ---------- --------

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity:
Common stock, $.01 par: shares authorized, 150,000,000;
 shares issued and outstanding: 1998, 56,603,291; 1997,
 39,949,768................................................        566      399
Additional paid-in capital.................................    681,624  266,953
Retained earnings..........................................     15,310   16,022
Cumulative translation adjustment..........................        210       --
Unrealized gain on available-for-sale securities, net of
 tax.......................................................     12,526       --
                                                            ---------- --------
  Total stockholders' equity...............................    710,236  283,374
                                                            ---------- --------
    Total liabilities and stockholders' equity............. $1,968,918 $995,422
                                                            ========== ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                   YEARS ENDED SEPTEMBER 30,
                                                   --------------------------
                                                     1998      1997    1996
                                                   --------  -------- -------
Revenues:
 Transaction revenues............................. $162,097  $109,659 $44,178
 Interest--net of interest expense (A)............   56,019    25,265   4,813
 International....................................    7,031     4,000      --
 Other............................................   20,135    17,471  13,529
                                                   --------  -------- -------
  Net revenues....................................  245,282   156,395  62,520
                                                   --------  -------- -------
Cost of services..................................  111,832    73,381  38,027
                                                   --------  -------- -------
Operating expenses:
 Selling and marketing............................   71,293    28,160  10,944
 Technology development...........................   32,916    13,547   4,699
 General and administrative.......................   30,906    16,847   8,238
                                                   --------  -------- -------
  Total operating expenses........................  135,115    58,554  23,881
                                                   --------  -------- -------
  Total cost of services and operating expenses...  246,947   131,935  61,908
                                                   --------  -------- -------
Pre-tax income (loss).............................   (1,665)   24,460     612
Income tax expense (benefit)......................     (953)    9,425    (555)
                                                   --------  -------- -------
Net income (loss)................................. $   (712) $ 15,035 $ 1,167
                                                   ========  ======== =======
Net income (loss) per share:
 Basic............................................ $  (0.02) $   0.46 $  0.06
                                                   ========  ======== =======
 Diluted.......................................... $  (0.02) $   0.42 $  0.04
                                                   ========  ======== =======
Shares used in computation of net income (loss)
 per share:
 Basic............................................   42,285    32,352  19,641
 Diluted..........................................   42,285    35,874  29,932

(A) Interest is presented net of interest expense of $39,714, $14,909 and $2,224 for fiscal years ended September 30, 1998, 1997 and 1996, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                                        UNREALIZED
                                                                                          GAIN ON
                            PREFERRED                                                   AVAILABLE-
                              STOCK     COMMON STOCK   ADDITIONAL           CUMULATIVE   FOR-SALE       TOTAL
                          ------------- --------------  PAID-IN   RETAINED  TRANSLATION SECURITIES, STOCKHOLDERS'
                          SHARES AMOUNT SHARES  AMOUNT  CAPITAL   EARNINGS  ADJUSTMENT  NET OF TAX     EQUITY
                          ------ ------ ------  ------ ---------- --------  ----------- ----------- -------------
BALANCE, OCTOBER 1,
 1995...................    100   $ 1   16,185   $162   $  9,942  $ 2,243      $ --       $    --     $ 12,348
Net income..............                                            1,167                                1,167
Issuance of Series B
 preferred stock, net of
 issuance costs.........     20                            2,837                                         2,837
Issuance of Series C
 preferred stock, net of
 issuance costs.........     11                            8,950                                         8,950
Initial public
 offering...............                 5,027     50     46,352                                        46,402
Conversion of preferred
 stock..................   (131)   (1)   7,891     79        (78)                                           --
Exercise of stock
 warrants, including tax
 benefit................                   403      4        286                                           290
Exercise of stock
 options, including tax
 benefit................                 1,351     13        506                                           519
Issuance of common stock
 for services...........                     7                20                                            20
Cash dividends--
 ShareData..............                                             (518)                                (518)
Other employee stock
 transactions...........                   (17)              (39)                                          (39)
                           ----   ---   ------   ----   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1996...................     --    --   30,847    308     68,776    2,892        --            --       71,976
Net income..............                                           15,035                               15,035
Adjustment for ShareData
 earnings...............                                             (746)                                (746)
Issuance of common
 stock, net of issuance
 costs..................                 7,305     73    188,752                                       188,825
Exercise of stock
 options, including tax
 benefit................                 1,767     18      8,574                                         8,592
Employee Stock Purchase
 Plan...................                    74      1        687                                           688
Cash dividends--
 ShareData..............                                           (1,159)                              (1,159)
Other employee stock
 transactions...........                   (43)    (1)       164                                           163
                           ----   ---   ------   ----   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1997...................     --    --   39,950    399    266,953   16,022        --            --      283,374
Net loss................                                             (712)                                (712)
Issuance of common
 stock, net of issuance
 costs..................                15,650    156    398,902                                       399,058
Exercise of stock
 options, including tax
 benefit................                   887      9     14,418                                        14,427
Employee Stock Purchase
 Plan...................                   104      1      1,193                                         1,194
Foreign currency
 translation............                                                        210                        210
Unrealized gain on
 available-for-sale
 securities, net of
 tax....................                                                                   12,526       12,526
Other employee stock
 transactions...........                    12      1        158                                           159
                           ----   ---   ------   ----   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1998...................     --   $--   56,603   $566   $681,624  $15,310      $210       $12,526     $710,236
                           ====   ===   ======   ====   ========  =======      ====       =======     ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                YEARS ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                1998        1997       1996
                                             -----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................  $      (712) $  15,035  $   1,167
Non-cash items included in net income
 (loss):
 Deferred income taxes.....................          573      1,704       (487)
 Depreciation and amortization.............       12,513      3,793        901
 Income from equity investment.............       (1,198)    (1,785)      (228)
 Other.....................................         (219)      (179)       107
Net effect of changes in brokerage related
 assets and liabilities:
 Cash and investments required to be
  segregated under Federal or other
  regulations..............................       10,001     20,499    (35,500)
 Brokerage receivables.....................     (585,870)  (531,137)  (191,292)
 Brokerage payables........................      503,811    461,623    219,483
 Bank loan payable.........................       (9,400)     9,400         --
Other changes, net:
 Other assets..............................       (8,194)    (1,897)    (5,850)
 Accounts payable, accrued liabilities and
  other....................................       48,519     14,797      4,937
                                             -----------  ---------  ---------
Net cash used in operating activities......      (30,176)    (8,147)    (6,762)
                                             -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........      (35,329)   (15,742)    (9,474)
Purchase of investments....................      (32,278)        --     (2,000)
Purchase of investment securities..........   (3,237,731)  (993,282)  (337,073)
Sale/maturity of investment securities.....    2,924,167    836,877    302,070
Related party transactions.................           --     (3,147)        --
Acquisition of OptionsLink.................       (3,500)        --         --
Distributions received from equity
 investment................................        4,108        658         44
                                             -----------  ---------  ---------
Net cash used in investing activities......     (380,563)  (174,636)   (46,433)
                                             -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net
 of issuance costs.........................      399,058    188,825     46,402
Proceeds from issuance of preferred stock,
 net of issuance costs.....................           --         --     11,787
Proceeds from exercise of stock options....        4,917      1,627        310
Proceeds from exercise of stock warrants...           --         --        113
Proceeds from Employee Stock Purchase
 Plan......................................        1,194        688         --
Proceeds from long-term note payable.......           --         --      2,500
Repayment of long-term note payable........           --         --     (2,500)
Cash dividends--ShareData..................           --     (1,159)      (518)
Other......................................        4,170        180        (28)
                                             -----------  ---------  ---------
Net cash provided financing activities.....      409,339    190,161     58,066
                                             -----------  ---------  ---------
INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS...............................       (1,400)     7,378      4,871
CASH AND EQUIVALENTS--Beginning of period..       23,234     15,856     10,985
                                             -----------  ---------  ---------
CASH AND EQUIVALENTS--End of period........  $    21,834  $  23,234  $  15,856
                                             ===========  =========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.....................  $    37,714  $  13,440  $   2,013
                                             ===========  =========  =========
Cash paid for income taxes.................  $        --  $   1,235  $   1,025
                                             ===========  =========  =========
Non-cash financing activities:
 Tax benefit on exercise of stock options
  and warrants.............................  $     9,430  $   6,926  $     352
                                             ===========  =========  =========
 Unrealized gain on investment securities
  and investments..........................  $    21,156  $      --  $      --
                                             ===========  =========  =========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer. The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ShareData, Inc. ("ShareData") in July 1998 (see Note 15). All significant intercompany accounts and transactions have been eliminated.

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

  Interest, Net of Interest Expense--Prior to July 1996, these amounts represent the Company's participation in the interest differential on its customer debit and credit balances through a contractual agreement with its former clearing broker, and fees on its customer assets invested in money market accounts. Subsequent to the implementation of self-clearing operations in July 1996, these amounts primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program.

  International Revenue--International revenue represents fees from the licensing of rights which allow foreign licensees to offer on-line investing services using the E*TRADE brand name in their respective countries and ongoing royalty payments based on transaction volume.

  Other Revenue--Other revenue primarily represents ShareData software licensing and maintenance fee revenue, broker-related fees for services, revenues from advertising on the Company's Web site, equity earnings from the Company's investment in Roundtable until its public offering in July 1998 (see
Note 5), and mutual fund fees.

  Foreign Currency Translation--Assets and liabilities of operations outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a separate component of stockholders' equity.

  Property and Equipment--Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the life of the lease.

  Technology Development Costs--Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify as internally developed software costs. The cost of internally developed software is capitalized and included in property and equipment. The costs to develop such software are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and begin when management authorizes and commits to funding a project it believes will be completed and used to perform the functions intended and the conceptual formulation, design and testing of possible software project alternatives have been completed. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company's systems, as well as payroll and consulting costs. Capitalized costs totaled $10,210,000, $2,832,000 and $114,000 for the years ended September 30, 1998,
1997 and 1996, respectively.

  Completed projects are transferred to property and equipment and are reported at the lower of unamortized cost less any provision for impairment. Amortization is based on the straight-line method over the estimated useful life, generally two to three years. Amortization expense for the years ended September 30, 1998 and 1997 was $1,715,000 and $69,000, respectively. There was no amortization expense for the year ended September 30, 1996.

  Cash Equivalents--For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations or investment securities designated as available for sale) to be cash equivalents.

  Cash and Investments Required to be Segregated Under Federal or Other Regulations--Cash and investments required to be segregated under Federal or other regulations consist primarily of government backed securities purchased under agreements to resell ("Resale Agreements"). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value.

  Investments--Investment securities represent a portfolio of commercial paper, municipal bonds, corporate bonds, U.S. Government obligations, preferred stocks and money market funds. The cost of these investments approximates fair market value, and management has designated them as available-for-sale. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included as a separate component of stockholders' equity. Realized gains and losses and declines in fair-value, judged to be other than temporary, are included in other revenues. The cost of securities sold is based on the average cost method and interest earned is included in interest revenue.

  Investments in entities of which the Company owns between 20% and 50% and on which the Company has the ability to exercise significant influence are accounted for under the equity method. Other investments are accounted for using the cost method.

  Impairment of Long-Lived Assets--In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

  Estimated Fair-Value of Financial Instruments--The Company believes the amounts presented for financial instruments on the consolidated balance sheets consisting of cash equivalents, commercial paper, municipal bonds, corporate bonds, U.S. Government obligations, preferred stocks, money market funds, and brokerage receivables and payables to be reasonable estimates of fair-value. The Company uses available market information as of the balance sheet dates and appropriate valuation methodologies in deriving amounts reported for financial instruments.

  Stock-Based Compensation--The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income and earnings per share as required under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair-value method of accounting.

  Advertising Costs--Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received.

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

  Earnings Per Share--The Company has adopted and retroactively applied the provisions of SFAS No. 128, Earnings per Share, for all periods presented. SFAS No. 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  New Accounting Standards-- In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. The disclosures prescribed by SFAS No. 130 will be made beginning with the first quarter of fiscal 1999.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of reassessing its current business segment reporting to determine if changes in reporting will be required in adopting this new standard. The disclosures prescribed by SFAS No. 131 will be adopted in the Company's fiscal 1999 annual report.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000 and has not yet determined the effect, if any, of adopting the new standard.

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management's estimates.

  Reclassifications--Certain items in these financial statements have been reclassified to conform to the current period presentation.

2. INVESTMENT SECURITIES

  The Company invests in high quality, short-term investments, which it classifies as available-for-sale. As such, there were no significant differences between amortized cost and estimated fair value at September 30, 1998 or 1997. Additionally, because investments are short-term and are generally allowed to mature or contain provisions which provide for resale at par to the issuer within 12 months, realized gains and losses for the years ended September 30, 1998, 1997 and 1996 were minimal and there were no significant changes in net unrealized gains and losses.

  The following table presents the estimated fair value breakdown of investment securities by category (in thousands):

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
     Municipal bonds......................................... $358,535 $ 43,904
     Commercial paper........................................   54,925   67,062
     U.S. Government obligations.............................   47,102      560
     Money market funds......................................   37,967   61,879
     Corporate bonds.........................................    4,005   10,927
     Preferred stocks........................................       --    7,626
                                                              -------- --------
       Total investment securities........................... $502,534 $191,958
                                                              ======== ========

3. BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net consists of the following (in thousands):

                                                               SEPTEMBER 30,
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
     Receivable from customers and non-customers (less
      allowance for doubtful accounts of $862 and $435 in
      1998 and 1997, respectively)......................... $  961,305 $655,981
     Receivable from brokers, dealers and clearing
      organizations:
      Net settlement and deposits with clearing
       organizations.......................................     14,854   37,198
      Deposits paid for securities borrowed................    328,989   25,584
      Securities failed to deliver.........................        728    1,011
      Other................................................      4,359    4,591
                                                            ---------- --------
       Total brokerage receivables--net.................... $1,310,235 $724,365
                                                            ========== ========


     Payable to customers and non-customers................ $  340,044 $279,348
     Payable to brokers, dealers and clearing
      organizations:
      Deposits received for securities loaned..............    839,422  398,007
      Securities failed to receive.........................      1,222    1,304
      Other................................................      4,229    2,447
                                                            ---------- --------
       Total brokerage payables............................ $1,184,917 $681,106
                                                            ========== ========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers represents credit extended to customers to finance their purchases of securities on margin. At September 30, 1998 and 1997, credit extended to customers with respect to margin accounts was $956 million and $678 million, respectively. Securities owned by customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers represents free credit balances and other customer funds pending completion of securities transactions. The Company pays interest on certain customer credit balances.

4. PROPERTY AND EQUIPMENT--NET

  Property and equipment--net consists of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Equipment................................................. $23,117 $12,737
     Leasehold improvements....................................  14,699   6,525
     Software..................................................  25,451   5,664
     Furniture and fixtures....................................   3,556   1,251
                                                                ------- -------
                                                                 66,823  26,177
     Less accumulated depreciation and amortization............  18,695   6,182
                                                                ------- -------
       Total property and equipment-net........................ $48,128 $19,995
                                                                ======= =======

5. INVESTMENTS

  Investments consist of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                   1998    1997
                                                                  ------- ------
     Knight/Trimark.............................................. $21,173 $3,509
     Joint ventures..............................................  10,153     --
     KAP Group...................................................   2,000  2,000
     Critical Path...............................................  15,250     --
     Other investments...........................................   9,766     10
                                                                  ------- ------
       Total investments......................................... $58,342 $5,519
                                                                  ======= ======

  Through July 7, 1998, the Company owned a 4.47% interest in Roundtable Partners LLC ("Roundtable"), a company formed to hold equity interests in securities trading and market making companies and which made distributions to its owners of a significant portion of its earnings. The Company had accounted for its investment in Roundtable under the equity method since its inception. On July 8, 1998, Roundtable was reorganized into a corporation known as Knight/Trimark Group, Inc. ("Knight/Trimark") coincident with an initial public offering of Knight/Trimark common stock. Knight/Trimark does not currently intend to pay dividends. As a result of this reorganization, all of the Company's ownership interest in Roundtable was converted into 2,566,432 shares of common stock of Knight/Trimark, which represents 4.99% of the issued and outstanding shares of common stock of Knight/Trimark. Effective July 8, 1998, the Company accounts for its investment in Knight/Trimark as a long-term marketable equity security held available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value at September 30, 1998, with unrealized gains of $12,340,000, net of tax of $8,505,000, reported as a separate component of stockholders' equity. The Company's investment in Knight/Trimark is subject to a sale restriction agreement with the underwriters of the initial public offering, which expires in January 1999.

  In June 1998, the Company entered into a joint venture agreement with SOFTBANK CORP. to form E*TRADE Japan to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in the joint venture. Additionally, the Company entered into a joint venture agreement with Electronic Share Information Ltd. ("ESI") to form E*TRADE UK. ESI is a leading provider of Internet financial services in the UK. The Company accounts for its investments in the joint ventures under the equity method.

  In June 1997, the Company invested $2,000,000 in KAP Group, LLC ("KAP Group"), by means of a promissory note in the principal amount of $1,806,000 and through the purchase of a warrant for $194,000.

The note bears interest at 7% per annum which, together with the principal amount, is due and payable in July 2002. The warrant gives the Company the right to purchase shares of KAP Group. KAP Group has invested substantially all of its assets in another entity, which was formed for the purpose of engaging in electronic options trading. KAP Group investors include the Company's Chairman of the Board of Directors and others.

  The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services. These investments include: Critical Path, a leading provider of outsourced email services and infrastructure for Web portals, Internet service providers, Web hosting companies, and corporations; Digital Island, a global IP applications network for the digital economy; and Third Age Media, producers of ThirdAge.com, a comprehensive source of content, community and commerce on the Web for active older adults. These investments each represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. At September 30, 1998, the Company believes that the fair value of these investments approximates their carrying basis.

6. RELATED-PARTY RECEIVABLES

  During fiscal 1997, the Company made a relocation loan to Mr. Christos Cotsakos, its Chief Executive Officer and a Director, in the aggregate principal amount of $3,147,000. The proceeds of this loan were used to fund the purchase by Mr. Cotsakos of a personal residence in the Silicon Valley area. The relocation loan accrues interest at the rate of 7% per annum which, together with the principal amount, is due and payable in November 1999. Accrued interest totaled $420,000 and $200,000 as of September 30, 1998 and 1997, respectively. The loan is required to be collateralized by a combination of assets, including the residence purchased. The due date of the relocation loan is subject to acceleration upon the occurrence of certain events including the voluntary cessation of employment with the Company by Mr. Cotsakos.

7. LONG-TERM NOTES PAYABLE AND SHORT-TERM FUNDING

  The principal source of financing for E*TRADE Securities' margin lending is cash balances in customers' accounts and financing obtained from other broker-dealers through E*TRADE Securities' stock loan program. E*TRADE Securities also maintains committed lines of financing with banks totaling $100 million to finance margin lending. There were no borrowings outstanding under these lines at September 30, 1998. At September 30, 1997, $9,400,000 was outstanding under these lines, bearing interest at 6.875% per annum, which was repaid on October 1, 1997; such amount is recorded as bank loan payable in the consolidated balance sheet.

8. INCOME TAXES

  The components of income tax expense (benefit) are as follows (in thousands):

                                                  YEARS ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                    1998       1997     1996
                                                  ---------  --------  --------
     Current:
      Federal.................................... $  (1,173) $  5,499  $   (66)
      State......................................      (353)    2,222       (2)
                                                  ---------  --------  -------
       Total current.............................    (1,526)    7,721      (68)
                                                  ---------  --------  -------
     Deferred:
      Federal....................................       (33)    1,727     (441)
      State......................................       606       (23)     (46)
                                                  ---------  --------  -------
       Total deferred............................       573     1,704     (487)
                                                  ---------  --------  -------
     Total tax expense (benefit)................. $    (953) $  9,425  $  (555)
                                                  =========  ========  =======

  Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                               --------------
                                                                1998    1997
                                                               -------  -----
     Deferred tax assets:
      Reserves and allowances................................. $   599  $ 412
      Net operating loss carryforwards........................   1,804    487
      Depreciation and amortization...........................     828     --
      Deferred compensation...................................     999    533
      Other...................................................     685    164
                                                               -------  -----
       Total deferred tax assets..............................   4,915  1,596
                                                               -------  -----
     Deferred tax liabilities:
      Depreciation and amortization...........................      --  2,292
      Internally developed software...........................   5,783     --
      Other...................................................     636    235
                                                               -------  -----
       Total deferred tax liabilities.........................   6,419  2,527
                                                               -------  -----
     Net deferred tax liability included in other
      liabilities............................................. $(1,504) $(931)
                                                               =======  =====

  No valuation allowance has been provided for the deferred tax assets at September 30, 1998 and 1997 as full realization of these assets is expected.

  The effective tax rates differed from the federal statutory rates as follows:

                                              YEARS ENDED SEPTEMBER 30,
                                             ------------------------------
                                               1998       1997      1996
                                             ---------   -------- ---------
     Tax expense (benefit) at federal
      statutory rate........................     (35.0)%    35.0%      35.0%
     State income taxes, net of federal tax
      benefit...............................      10.2       6.2        2.3
     Income of Subchapter S corporation.....      65.6      (1.9)    (130.8)
     Nondeductible acquisition costs........      24.5        --         --
     Tax-exempt interest....................    (137.4)       --         --
     Other..................................      14.9      (0.8)       2.8
                                             ---------   -------  ---------
     Effective tax rate.....................     (57.2)%    38.5%     (90.7)%
                                             =========   =======  =========

  Prior to being acquired by the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes.

9. STOCKHOLDERS' EQUITY

 Stock Issuances

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

  In August 1996, the Company completed an initial public offering of 5,026,550 shares of the Company's common stock at a price of $10.50 per share. Each outstanding share of Series A, Series B and Series C Preferred Stock was automatically converted into 60 shares of common stock upon the closing of the initial public offering. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $6.4 million, were $46.4 million.

  In August 1997, the Company completed a secondary public offering of 7,305,000 shares of the Company's common stock at a price of $27.50 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

  In July 1998, the Company entered into an agreement to issue and sell 15,650,000 shares of common stock to SOFTBANK CORP., a Japanese corporation, for an aggregate purchase price of $400 million.

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

  In July 1996, the stockholders of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan") and reserved 4,000,000 shares of common stock for future grants. Following adoption, no additional grants may be made under any prior plans. The 1996 Plan is divided into three components: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible employees. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date.

  A summary of stock option activity follows (in thousands):

                                                                        WEIGHTED
                                                                NUMBER  AVERAGE
                                                                  OF    EXERCISE
                                                                SHARES   PRICE
                                                                ------  --------
     Outstanding at September 30, 1995.........................  4,023   $  .43
      Granted..................................................  4,092   $ 5.18
      Exercised................................................ (1,351)  $  .21
      Canceled.................................................   (179)  $ 6.29
                                                                ------   ------
     Outstanding at September 30, 1996.........................  6,585   $ 3.29
      Granted..................................................  2,710   $21.06
      Exercised................................................ (1,767)  $  .91
      Canceled.................................................   (998)  $ 6.96
                                                                ------   ------
     Outstanding at September 30, 1997.........................  6,530   $10.99
      Granted..................................................  3,677   $22.90
      Exercised................................................   (887)  $ 5.63
      Canceled.................................................   (712)  $17.06
                                                                ------   ------
     Outstanding at September 30, 1998.........................  8,608   $16.17
                                                                ======   ======

  On October 22, 1998, the Company implemented an option cancellation / regrant program pursuant to which employees who held outstanding stock options with an exercise price in excess of $17.00 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $17.00, the closing price of the Company's common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee's period of continued service with the Company measured from October 22, 1998, the regrant date. Options covering a total of 3,479,534 shares of the Company's common stock were cancelled and regranted under the program.

                                                               SEPTEMBER 30,
                                                             -----------------
                                                             1998  1997  1996
                                                             ----- ----- -----
     Options available for grant............................   152 1,213 2,870
     Options exercisable (as adjusted for the October 22,
      1998 transaction)..................................... 1,723   470   914
     Options exercisable weighted average exercise price.... $9.13 $4.35 $1.17

  The following table summarizes information on outstanding and exercisable stock options as of September 30, 1998 (as adjusted for the October 22, 1998 transaction):

                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                ----------------------------------- -----------------------
                                WEIGHTED
                    NUMBER       AVERAGE   WEIGHTED     NUMBER     WEIGHTED
   RANGE OF      OUTSTANDING   CONTRACTUAL AVERAGE   EXERCISABLE   AVERAGE
 EXERCISABLE    AS OF 9/30/98     LIFE     EXERCISE AS OF 9/30/98  EXERCISE
    PRICES      (IN THOUSANDS)   (YEARS)    PRICE   (IN THOUSANDS)  PRICE
--------------  -------------- ----------- -------- -------------- --------
$ 0.28--$ 2.33      1,879         7.09      $ 1.76        560       $ 1.54
$ 3.69--$11.25      1,509         7.77      $ 8.79        608       $ 7.86
$11.63--$17.75      4,098         9.86      $16.90         67       $15.57
$18.06--$21.00        791         9.10      $19.01        471       $18.18
$21.03--$42.81        331         9.18      $25.69         17       $28.33
--------------      -----         ----      ------      -----       ------
$ 0.28--$42.81      8,608         8.79      $12.67      1,723       $ 9.13
==============      =====         ====      ======      =====       ======

 Stock Purchase Plan

  In July 1996, the stockholders of the Company approved the 1996 Stock Purchase Plan (the "Purchase Plan"), and reserved 650,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

 Additional Stock Plan Information

  In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs. If the Company had elected, beginning in fiscal 1996, to recognize compensation cost based on the fair value of the option granted at the grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts shown below (in thousands, except per share amounts):

                                                        YEARS ENDED SEPTEMBER
                                                                 30,
                                                       ------------------------
                                                         1998     1997    1996
                                                       --------  ------- ------
     AS REPORTED
     Net income (loss)................................ $   (712) $15,035 $1,167
     Net income (loss) per share-basic................ $   (.02) $  0.46 $ 0.06
     Net income (loss) per share-diluted.............. $   (.02) $  0.42 $ 0.04
     PRO FORMA
     Net income (loss)................................ $(24,273) $ 8,728 $  501
     Net income (loss) per share-basic................ $   (.57) $   .27 $ 0.03
     Net income (loss) per share-diluted.............. $   (.57) $   .24 $ 0.02

  The Company's calculations were made using the minimum value method and Black-Scholes option pricing models with the following weighted average assumptions:

                                              YEARS ENDED SEPTEMBER 30,
                                              ------------------------------
                                                1998       1997       1996
                                              --------   --------   --------
     Dividend yield..........................       --         --         --
     Expected volatility.....................       75%        65%        65%
     Risk-free interest rate.................        6%         6%         6%
     Expected life of option following
      vesting (in months)....................       12         12         12

  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated using the minimum value method for fiscal 1996 prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

  The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 in fiscal 1998, 1997 and 1996 were $12.09, $11.09 and $1.64, respectively.

 401(k) Salary Deferral Program

  The Company has a 401(k) salary deferral program, which became effective on January 1, 1995, for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total Company contribution expense for the years ended September 30, 1998, 1997 and 1996 was $312,000, $153,000 and $59,000, respectively.

10. NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                     YEARS ENDED SEPTEMBER 30,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
     Shares Used in Computation (in thousands):
      Weighted average common shares outstanding
       used in computation of basic net income
       (loss) per share.............................   42,285   32,352   19,641
      Dilutive effect of stock options..............       --    3,522   10,291
                                                     -------- -------- --------
      Shares used in computation of diluted net
       income (loss) per share......................   42,285   35,874   29,932
                                                     ======== ======== ========

  Because the Company reported a net loss in fiscal 1998, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income in fiscal year 1998, there would have been 2,823,000 additional shares in the calculation of diluted earnings per share. Options to purchase 299,712 and 119,581 shares of common stock at prices ranging from $19.38 to $46.00 and $9.69 to $13.19 were outstanding as of September 30, 1997 and 1996, respectively, but not included in the computation of diluted net income (loss) per share for the years ended September 30, 1997 and 1996, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the years ended September 30, 1997 and 1996, respectively, and therefore would be anti-dilutive for purposes of this calculation.

11. REGULATORY REQUIREMENTS

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

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
     Net capital.............................................. $97,355  $51,721
     Percentage of aggregate debit balances...................     9.5%     7.5%
     Required net capital..................................... $20,429  $13,771
     Excess net capital....................................... $76,926  $37,950

  Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

12. LEASE ARRANGEMENTS

  During fiscal 1998 the Company entered into agreements to lease facilities in Menlo Park, California, where it will consolidate its existing Silicon Valley locations. The Company also entered into an agreement to lease a facility in Alpharetta, Georgia, where it has expanded certain operations, such as customer service, and, in fiscal 1999, will establish a new technology center.

  The Company has non-cancelable operating leases for office facilities through 2009 and operating leases for equipment through 2003. Future minimum rental commitments under these leases at September 30, 1998, are as follows (in thousands):

     Years ending September 30:
      1999............................................................ $ 28,281
      2000............................................................   22,185
      2001............................................................   14,829
      2002............................................................   10,782
      2003............................................................   10,596
      Thereafter......................................................   50,672
                                                                       --------
                                                                       $137,345
                                                                       ========

  Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1998, 1997 and 1996 was approximately $20,516,000, $11,389,000 and $2,697,000, respectively.

13. COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

  This proceeding is at an early stage and the Company is unable to speculate as to its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable advertising restrictions in one international jurisdiction and due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the state jurisdictions, Ohio, as a condition of renewing the Company's license as a broker-dealer in that jurisdiction, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. For fiscal 1997, the Company recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

  The Company maintains insurance in such amounts and with such coverage, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property, hardware/software damage, directors and officers, and errors and omissions liability. The Company believes that such insurance coverage is adequate for the purpose of its business.

  In March 1996, the Company entered into a five-year employment agreement with a key executive officer. The employment agreement provides for, among other things, an annual base salary which is subject to adjustment based on the Company's performance and a severance payment up to $1,250,000 in the event of termination of employment under certain defined circumstances.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND
    CONCENTRATIONS OF CREDIT RISK

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

15. ACQUISITIONS

 OptionsLink

  In first quarter of fiscal 1998 E*TRADE acquired the OptionsLink Division of Hambrech & Quist for a purchase price of $3.5 million. The purchase price exceeded the fair value of the assets acquired by $3.1 million, of which $2.9 million was capitalized as software and amortized over two years, in accordance with the Company's existing policy.

 ShareData

  On July 30, 1998, the Company acquired ShareData, Inc., ("ShareData"). ShareData supplies stock plan knowledge-based software for pre-IPO and public companies. The Company issued 1.3 million shares of its common stock in exchange for all outstanding common stock of ShareData. The Company also assumed all outstanding ShareData options, which were converted to options to purchase approximately 186,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interest, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ShareData. As a result of the acquisition, the combined Company incurred charges and direct transaction costs relating to the business combination of $1.2 million. These non-recurring costs have been charged to operations in the fourth quarter of fiscal 1998. Prior to the acquisition, ShareData reported on a calendar year end. Fiscal 1998 and 1997 include the results of ShareData for the twelve months ended September 30, 1998 and 1997, respectively. Fiscal 1996 includes the results of ShareData for the twelve months ended December 31, 1996. The results of operations for the quarter ended December 31, 1996 (revenues of $4,637,000 and net income of $746,000), included in both fiscal 1997 and 1996, is reflected as an adjustment to retained earnings in fiscal 1997. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The operating results of the separate Companies are as follows (in thousands):

                                                               NET    NET INCOME
                                                             REVENUES   (LOSS)
                                                             -------- ----------
     Nine months ended June 30, 1998
      E*TRADE Group......................................... $166,755  $18,334
      ShareData.............................................    9,865   (3,130)
                                                             --------  -------
      Combined.............................................. $176,620  $15,204
                                                             ========  =======
     Year ended September 30, 1997
      E*TRADE Group......................................... $142,737  $13,905
      ShareData.............................................   13,658    1,130
                                                             --------  -------
      Combined.............................................. $156,395  $15,035
                                                             ========  =======
     Year ended September 30, 1996
      E*TRADE Group......................................... $ 51,595  $  (828)
      ShareData.............................................   10,925    1,995
                                                             --------  -------
      Combined.............................................. $ 62,520  $ 1,167
                                                             ========  =======

16. QUARTERLY DATA (UNAUDITED)

  The unaudited quarterly financial information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

  On November 23, 1998, the American Institute of Certified Public Accountants held the first meeting of a task force formed to prepare guidance for companies that account for business acquisitions under the purchase method of accounting which includes in-process research and development ("IPR&D"). At this meeting, representatives of the Securities and Exchange Commission ("SEC") expressed their views on this matter, which represented a significant departure from previous accepted practice. After considering the new views taken by the SEC on IPR&D, the Company has reassessed its allocation of the purchase price of the OptionsLink acquisition made in the first quarter of fiscal 1998. Initially, $2.8 million of the purchase price had been allocated to IPR&D. Based on the SEC's recent guidance, the Company has reallocated a substantial part of the purchase price to capitalized software, to be amortized over two years, in accordance with the Company's existing policy. The net effect of these reallocations are to reduce reported net loss in fiscal year 1998 by $573,000 or $.01 cent per share. The impact of this change for the quarter ended September 30, 1998, due to increased amortization expense, is an increase in reported net loss by $169,000, with no change to earnings per share.

                                    FISCAL 1998                         FISCAL 1997
                          ----------------------------------- --------------------------------
                            4TH       3RD      2ND      1ST     4TH     3RD      2ND     1ST
                          QUARTER   QUARTER  QUARTER  QUARTER QUARTER QUARTER  QUARTER QUARTER
                          --------  -------  -------  ------- ------- -------  ------- -------
E*TRADE Group (as
 previously reported):
 Revenues...............  $ 64,296  $62,316  $53,309  $51,130 $48,477 $37,036  $32,201 $25,023
 Cost of services.......    31,991   28,722   24,280   22,747  23,384  21,834   13,198  12,425
 Net income (loss)......   (15,923)   6,560    6,118    4,914   5,523   3,068    3,054   2,260
 Net income (loss) per
  share:
 Basic..................  $  (0.33) $  0.17  $  0.16  $  0.13 $  0.16 $  0.10  $  0.10 $  0.08
 Diluted................  $  (0.33) $  0.16  $  0.15  $  0.12 $  0.14 $  0.09  $  0.09 $  0.07


ShareData and software
 adjustment:
 Revenues...............  $  4,366  $ 4,167  $ 2,821  $ 2,877 $ 3,507 $ 2,541  $ 2,973 $ 4,637
 Cost of services.......     1,246    1,049      974      823     916     677      633     314
 Net income (loss)......         7     (990)  (1,610)     212     353    (158)     189     746


Combined:
 Revenues...............  $ 68,662  $66,483  $56,130  $54,007 $51,984 $39,577  $35,174 $29,660
 Cost of services.......    33,237   29,771   25,254   23,570  24,300  22,511   13,831  12,739
 Net income (loss)......   (15,916)   5,570    4,508    5,126   5,876   2,910    3,243   3,006
 Net income (loss) per
  share:
 Basic..................  $  (0.33) $  0.14  $  0.11  $  0.13 $  0.17 $  0.09  $  0.10 $  0.10
 Diluted................  $  (0.33) $  0.13  $  0.10  $  0.12 $  0.15 $  0.08  $  0.09 $  0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

      Consolidated Financial Statements and Financial Statement Schedules

      See "Item 8. Financial Statements and Supplementary Data"

    (b) Reports on Form 8-K

      During the three month period ended September 30, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission on July 17, 1998 in connection with the formation of a joint venture company in the United Kingdom, the licensing of certain E*TRADE trademarks in Korea, the acquisition of ShareData, Inc. and the agreement to sell 15,650,000 shares of the Company's common stock to SOFTBANK CORP.

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


   3.3 Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's quarterly report on Form 10-Q for the period ending March 31, 1998).


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


 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.10  Lease of premises at 10951 White Rock Road, Rancho Cordova, California
         (Incorporated by reference to Exhibit 10.12 of the Company's
         Registration Statement on Form S-1, Registration Statement No. 333-
         05525.)


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


  10.14  BETAHOST Master Subscription Agreement between E*TRADE Securities,
         Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration Statement No. 333-05525.)


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


  10.21 Consulting Agreement between the Registrant and George Hayter dated as of June 1996 (Incorporated by reference to Exhibit 10.23 of the Company's Registration Statement on Form S-1, Registration Statement
         No. 333-05525.)


  10.22  License and Service Agreement between the Registrant and VERSUS
         Technologies Inc. dated as of January 21, 1997 (Incorporated by reference to Amendment No. 1 of the Company's Form 8-K filed on July
         25, 1997.)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  10.23  Form of Loan Agreement between Christos M. Cotsakos and the
         Registrant. (Incorporated by reference to quarterly report on Form 10-
         Q for the quarterly period ended December 31, 1996.)


  10.24 Management Continuity Agreement dated as of January 1, 1997 between the Registrant and Kathy Levinson. (Incorporated by reference to Exhibit 10.24 of the Company's Registration Statement on Form S-1 filed on July 24, 1997, Registration Statement No. 333-31841).


  10.25  Joint Venture Agreement dated June 3, 1998 by and between E*TRADE
         Group, Inc. and SOFTBANK CORP. (Incorporated by reference to Exhibit
         10.1 of the Company's Form 8-K filed on June 12, 1998).


  10.26  Promissory Note dated June 5, 1998 issued by E*TRADE Group, Inc. to
         SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on June 12, 1998).


  10.27  Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE
         Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to
         Exhibit 10.3 of the Company's Form 8-K filed on June 12, 1998).


  10.28  Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE
         Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to
         Exhibit 10.1 of the Company's Form 8-K filed on July 17, 1998).


  21.1   Subsidiaries of the Registrant (Incorporated by reference to Exhibit
         21.1 of the Company's Registration Statement on Form S-1, Registration
         Statement No. 333-05525.)


 *23.1   Consent of Independent Auditors.


 *27.1   Financial Data Schedule for the fiscal year ended September 30, 1998.

--------
 * Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          E*TRADE GROUP, INC.

                                              /s/ Christos M. Cotsakos
                                          By: _________________________________
                                                   CHRISTOS M. COTSAKOS
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                       AND DIRECTOR

Dated: December 29, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ Christos M. Cotsakos          President, Chief Executive    December 29, 1998
____________________________________  Officer and Director
    (CHRISTOS M. COTSAKOS)            (principle executive
                                      officer)

   /s/ Leonard C. Purkis             Chief Financial Officer,      December 29, 1998
____________________________________  Executive Vice President,
      (LEONARD C. PURKIS)             Finance and Administration

                                     Chairman of the Board         December 29, 1998
____________________________________
     (WILLIAM A. PORTER)

   /s/ Richard S. Braddock           Director                      December 29, 1998
____________________________________
       (RICHARD S. BRADDOCK)

   /s/ William E. Ford               Director                      December 29, 1998
____________________________________
       (WILLIAM E. FORD)

   /s/ George Hayter                 Director                      December 29, 1998
____________________________________
       (GEORGE HAYTER)

   /s/ Lester C. Thurow              Director                      December 29, 1998
____________________________________
      (LESTER C. THUROW)

                                     Director                      December 29, 1998
____________________________________
      (LEWIS E. RANDALL)

   /s/ Masayoshi Son                 Director                      December 29, 1998
____________________________________
       (MASAYOSHI SON)