Form 10-Q
period 1998-12-31
E TRADE GROUP INC
filed 1999-02-16
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               for the quarterly period ended December 31, 1998

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

As of February 9, 1999, the number of shares outstanding of the registrant's common stock was 114,997,295.

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                    for the Quarter Ended December 31, 1998

                               Table of Contents

                                                                           Page
                                                                           ----
Part I -- Financial Information:
Item 1. Financial Statements
    Consolidated Statements of Operations.................................   3
    Consolidated Balance Sheets...........................................   4
    Consolidated Statements of Cash Flows.................................   5
    Notes to Consolidated Financial Statements............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  10
Item 3. Quantitative and Qualitative Disclosures About Market Risk........  25
Part II -- Other Information:
Item 1. Legal Proceedings.................................................  26
Item 2. Changes in Securities and Use of Proceeds.........................  26
Item 3. Defaults Upon Senior Securities...................................  26
Item 4. Submission of Matters to a Vote of Security Holders...............  26
Item 5. Other Information.................................................  26
Item 6. Exhibits and Reports on Form 8-K..................................  26
Signatures................................................................  27

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

FORWARD-LOOKING STATEMENTS

Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectation and entail various risks and uncertainties that could cause actual results to differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's financial statements and notes thereto.

                         PART I. Financial Information

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    (in thousands, except per share amounts)

                                  (Unaudited)

                                                               Three Months
                                                              Ended December
                                                                    31
                                                             -----------------
                                                               1998     1997
                                                             --------  -------
Revenue:
  Transaction revenues...................................... $ 60,320  $37,684
  Interest net of interest expense (A)......................   21,644   12,036
  International.............................................    1,140       27
  Other.....................................................    4,969    4,260
                                                             --------  -------
    Net revenues............................................   88,073   54,007
                                                             --------  -------
  Cost of services..........................................   41,171   23,570
Operating expenses:
  Selling and marketing.....................................   40,929    9,193
  Technology development....................................   14,322    6,303
  General and administrative................................   14,416    5,983
                                                             --------  -------
    Total operating expenses................................   69,667   21,479
                                                             --------  -------
    Total cost of services and operating expenses...........  110,838   45,049
                                                             --------  -------
Pre-tax income (loss).......................................  (22,765)   8,958
Income tax expense (benefit)................................   (9,572)   3,832
                                                             --------  -------
Net income (loss)........................................... $(13,193) $ 5,126
                                                             ========  =======
Net income (loss) per share (Note 7):
  basic..................................................... $  (0.12) $  0.06
                                                             ========  =======
  diluted................................................... $  (0.12) $  0.06
                                                             ========  =======
Shares used in computation of net income (loss) per share
 (Note 7):
  Basic.....................................................  113,433   80,082
  Diluted...................................................  113,433   86,402

--------
(A) Interest is presented net of interest expense of $9,363 and $8,712 for the three months ended December 31, 1998 and 1997, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                     December 31, September 30,
                                                     ------------ -------------
                                                         1998         1998
                                                     ------------ -------------
                                                     (Unaudited)
                       ASSETS
Current assets:
 Cash and equivalents...............................  $   31,179   $   21,834
 Cash and investments required to be segregated un-
  der Federal or other regulations..................      21,500        5,000
 Investment securities..............................     486,653      502,534
 Brokerage receivables--net.........................   1,513,689    1,310,235
 Other assets.......................................      20,327       11,635
                                                      ----------   ----------
  Total current assets..............................   2,073,348    1,851,238
Property and equipment--net.........................      45,734       48,128
Investments.........................................     104,178       58,342
Related party receivables...........................       3,738        3,719
Other assets........................................      14,006        7,491
                                                      ----------   ----------
    Total assets....................................  $2,241,004   $1,968,918
                                                      ==========   ==========

        LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
 Brokerage payables.................................  $1,425,031   $1,184,917
 Accounts payable, accrued and other liabilities....      88,400       73,765
                                                      ----------   ----------
    Total liabilities...............................   1,513,431    1,258,682
                                                      ----------   ----------
Commitments and contingencies (Note 6)
Shareowners' equity:
 Common stock, $.01 par value; shares authorized,
  150,000,000; shares issued and outstanding:
  December 1998, 113,802,776; September 1998,
  113,206,582.......................................       1,138        1,132
 Additional paid-in capital.........................     684,488      681,058
 Retained earnings..................................       2,117       15,310
 Accumulated other comprehensive income.............      39,830       12,736
                                                      ----------   ----------
  Total shareowners' equity.........................     727,573      710,236
                                                      ----------   ----------
    Total liabilities and shareowners' equity.......  $2,241,004   $1,968,918
                                                      ==========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                  (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................... $   (13,193) $   5,126
Non-cash items included in net income (loss):
  Deferred income taxes................................         --        (166)
  Depreciation and amortization........................       5,234      1,950
  Income from equity investment........................         --      (1,086)
  Options issued to consultants........................       2,200        --
  Other................................................         (19)      (132)
Net effect of changes in brokerage related assets and
 liabilities:
  Cash and investments required to be segregated under
   Federal or other
   regulations.........................................     (16,500)   (42,999)
  Brokerage receivables................................    (203,454)  (153,299)
  Brokerage payables...................................     240,114    179,271
  Bank loan payable....................................         --      (3,650)
Other changes, net:
  Other assets.........................................     (15,208)       500
  Accounts payable, accrued and other liabilities......      (4,294)     9,333
                                                        -----------  ---------
Net cash used in operating activities..................      (5,120)    (5,152)
                                                        -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................      (2,840)    (3,716)
Purchase of investment securities......................  (1,862,406)  (460,610)
Sale/maturity of investment securities.................   1,878,469    458,120
Acquisition of OptionsLink.............................         --      (3,500)
                                                        -----------  ---------
Net cash provided by (used in) investing activities....      13,223     (9,706)
                                                        -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock transactions..............       1,236        705
Other..................................................           6        --
                                                        -----------  ---------
Net cash provided by financing activities..............       1,242        705
                                                        -----------  ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS............       9,345    (14,153)
CASH AND EQUIVALENTS--Beginning of period..............      21,834     23,234
                                                        -----------  ---------
CASH AND EQUIVALENTS--End of period.................... $    31,179  $   9,081
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest................................. $    10,063  $   7,448
                                                        ===========  =========
Cash paid for income taxes............................. $       --   $     --
                                                        ===========  =========
Non-cash activities:
  Unrealized gain on available-for-sale securities..... $    44,236  $      58
                                                        ===========  =========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note 1.--Basis of Presentation

  The accompanying unaudited consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer.

  These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareowners on Form 10-K for the fiscal year ended September 30, 1998.

  The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ShareData, Inc. ("ShareData") in July 1998, as well as the reallocations made in the fourth quarter of fiscal 1998 for the allocation of the purchase price paid for OptionsLink, which was acquired in the first quarter of 1998 (See Note 15 to the annual financial statements filed with the SEC on Form 10-K). All share numbers reflect the two-for-one stock split which was effective on February 1, 1999 (See Note 7).

Note 2.--Net Brokerage Receivables and Payables

  Net brokerage receivables and payables consists of the following (in thousands):

                                                     December 31, September 30,
                                                     ------------ -------------
                                                         1998         1998
                                                     ------------ -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $3,491 at
 December 31, 1998 and $862 at September 30, 1998)..  $1,160,362   $  961,305
Receivable from brokers, dealers and clearing orga-
 nizations:
  Net settlement and deposits with clearing organi-
   zations..........................................      20,106       14,854
  Deposits paid for securities borrowed.............     325,991      328,989
  Securities failed to deliver......................       1,898          728
  Other.............................................       5,332        4,359
                                                      ----------   ----------
    Total net brokerage receivables.................  $1,513,689   $1,310,235
                                                      ==========   ==========
Payable to customers and non-customers..............  $  510,882   $  340,044
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned...........     903,629      839,422
  Securities failed to receive......................       3,932        1,222
  Other.............................................       6,588        4,229
                                                      ----------   ----------
    Total net brokerage payables....................  $1,425,031   $1,184,917
                                                      ==========   ==========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. At December 31, 1998 and September 30, 1998, credit extended to customers and non-customers with respect to margin accounts was $1,137 million and $956 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets).

Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

Note 3.--Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows (in thousands):

                                                           Three Months Ended
                                                              December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
Net income (loss):........................................ $  (13,193) $  5,126
  Changes in other comprehensive income:
    Unrealized gain on available-for-sale securities, net
     of tax...............................................     26,303        58
    Cumulative translation adjustments....................        791
                                                           ----------  --------
Total comprehensive income................................ $   13,901  $  5,184
                                                           ==========  ========

Note 4.--Net Income (Loss) Per Share

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                             Three Months Ended
                                                                December 31,
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
Shares Used in Computation:
  Weighted average common shares outstanding used in compu-
   tation of basic net income (loss) per share..............   113,433   80,082
  Dilutive effect of stock options..........................       --     6,320
                                                             --------- --------
  Shares used in computation of diluted net income (loss)
   per share................................................   113,433   86,402
                                                             ========= ========

  Because the Company reported a net loss for the quarter ended December 31, 1998, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income in this period, there would have been 6,261,000 additional shares in the calculation of diluted earnings per share. In addition, options to purchase 1,460,029 and 912,489 shares of common stock at prices ranging from $12.25 to $23.03 and $14.13 to $23.03 were outstanding as of December 31, 1998 and 1997, respectively, but not included in the computation of diluted net income (loss) per share for the quarters ended December 31, 1998 and 1997, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the quarters ended December 31, 1998 and 1997, respectively, and therefore are not common stock equivalents for purposes of this calculation.

Note 5.--Regulatory Requirements

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers, Inc. (NASD), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

                                                      December 31, September 30,
                                                      ------------ -------------
                                                          1998         1998
                                                      ------------ -------------
  Net capital........................................   $96,542       $97,355
  Percentage of aggregate debit balances.............       7.8%          9.5%
  Required net capital...............................   $24,663       $20,429
  Excess net capital ................................   $71,879       $76,926

  Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

Note 6.--Commitments, Contingencies and Regulatory Matters

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. This proceeding is at an early stage and the Company is unable to predict its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters, which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

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

  The Company maintains insurance in such amounts and with such coverage, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, and errors and omissions liability. The Company believes that such insurance coverage is adequate for the purpose of its business.

  The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances, or change in the Company's control. Base salaries are subject to adjustments according to the Company's financial performance.

Note 7.--Subsequent Events

Stock Split

  In December 1998, the Company's Board of Directors voted to effect a two-for-one stock split by distributing one additional share of common stock, par value $.01, for every share of common stock outstanding to shareowners of record on January 15, 1999. The disclosures herein reflect the two-for-one stock split which was effective on February 1, 1999.

Lawsuits

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. However, the Company believes that the claims are without merit and intends to defend against them vigorously.

  On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome. However, the Company believes that the claims are without merit and intends to defend against them vigorously.

Investments

  In January 1999, the Company acquired a 25 percent voting interest in Archipelago Holdings, LLC ("Archipelago"). Archipelago is the corporate parent of Archipelago, LLC, which operates an Electronic Communication Network (ECN) for Nasdaq stocks. In connection with such investment, the Company entered into an assistance agreement with Archipelago, which obligates the Company to provide certain operational and technical assistance to Archipelago. Archipelago's Amended and Restated Limited Liability Company Agreement provides that the Company initially will be entitled to representation on Archipelago's board of managers in proportion to its holding of voting interests.

  In February 1999, the Company acquired a 28 percent voting interest in E*OFFERING, a full-service investment bank on the Internet. E*OFFERING plans to reduce the corporate fees traditionally associated with the underwriting process, while providing E*TRADE customers greater access to information regarding public offerings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended December 31, 1998 vs. 1997

 Revenues

  The Company's revenues increased to $88.1 million in the first quarter of fiscal 1999, up 63% from $54.0 million in the equivalent period of fiscal 1998. Transaction revenues increased to $60.3 million for the first quarter of fiscal 1999, up 60% from $37.7 million for the equivalent period in fiscal 1998. Transaction revenues consist of commission revenues and payments based on order flow. Transactions for the first quarter of fiscal 1999 totaled 2.8 million or an average of 43,035 transactions per day. This represents an increase of 75% over the average daily transaction volume of 24,606 for the same period last year. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets as well as the increase in new customer accounts. Commission revenues for the first quarter of fiscal 1999 increased to $52.3 million, up 69% from $30.9 million for the same period a year ago. Average commissions per transaction declined to $19.00 in the first quarter of fiscal 1999, from $19.62 in the first quarter of fiscal 1998 primarily due to a change in product mix. Order flow revenue increased to $8.0 million for the first quarter of fiscal 1999, up 17% from $6.8 million for the same period in the prior year. Order flow revenue accounted for 13% of transaction revenue in the first quarter of 1999 compared to 18% in the comparable period in fiscal 1998. The slower growth in order flow revenue is reflective of a trend which the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997. These regulations reduced the bid/ask spread, thereby lowering market maker margins and accordingly limiting their ability to pay for order flow. Order flow revenue also decreased due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on what percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received under this allocation as order flow revenue.

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Net interest revenues increased to $21.6 million for the first quarter of fiscal 1999, up 80% from $12.0 million for the same period in fiscal 1998. This increase was primarily due to interest derived from customer operations of $16.2 million in the first quarter of fiscal 1999, an increase of $6.4 million or 65% compared to the equivalent period in fiscal 1998. The primary drivers affecting interest income from customer operations was the growth in customer accounts and an increase of 21% in average customer margin debit balances to $985 million, an increase of 29% in average customer credit balances to $296 million and an increase of 95% in average customer money market fund balances to $2.2 billion. Additionally, interest earned on investment securities increased 147% to $5.4 million in the first quarter of fiscal 1999, from $2.2 million in the equivalent period last year. This increase is consistent with the increase in investment securities over the same period.

  International revenues of $1.1 million for the first quarter of fiscal 1999 represent international licensing fees and ongoing royalties from agreements signed as part of E*TRADE's continued international expansion effort. These agreements provide that the Company will receive royalties based upon the licensee's transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

  Other revenues increased to $5.0 million for the first quarter of fiscal 1999, up 17% from $4.3 million for the comparable period in fiscal 1998. Other revenues increased primarily due to increases in broker-related fees for services, growth in ShareData, Inc. licensing revenue, and increased revenues from mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased to $41.2 million in the first quarter of fiscal 1999, up 75% from $23.6 million for the comparable period in fiscal 1998. Cost of services includes expenses related to the Company's clearing operations and customer service activities, and system maintenance and communication expenses. Cost of services as a percentage of net revenues was 47% in the first quarter of fiscal 1999 compared to 44% in the comparable period in 1998. This increase reflects the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California.

 Operating Expenses

  Selling and marketing expenses increased to $40.9 million for the first quarter of fiscal 1999, up 345% from $9.2 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses increased to 46% for the first quarter of fiscal 1999, from 17% in the first quarter of fiscal 1998. This increase reflects the Company's aggressive account and membership acquisition strategy which includes major marketing expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue throughout fiscal 1999. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased to $14.3 million for the first quarter of fiscal 1999, up 127% from $6.3 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development increased to 16% for the first quarter of fiscal 1999, from 12% for the first quarter of fiscal 1998. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site and development efforts related to Destination E*TRADE and proprietary Stateless Architecture, and reflects the Company's continuing commitment to invest in new products and technologies to support potential future growth.

  General and administrative expenses increased to $14.4 million for the first quarter of fiscal 1999, up 141% from $6.0 million for the comparable period in fiscal 1998. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new technology and customer service support facility in Alpharetta, Georgia.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (42.0%) for the first quarter of fiscal 1999 and 42.8% for the comparable period in fiscal 1998. Prior to its merger with the Company, ShareData, Inc. was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the rate for the first quarter of fiscal 1999 reflects expected tax benefits from tax-exempt interest income.

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

  Cash used in operating activities was $5.1 million for the first quarter of fiscal 1999 compared with $5.2 million in the equivalent period in fiscal 1998. Cash used in operations during the quarter was relatively consistent with the equivalent quarter in fiscal 1998 as brokerage liabilities exceeded related assets by $36.7 million, and other assets, accounts payable, accrued and other liabilities decreased cash flow from operations by $17.3 million.

  Cash provided by investing activities was $13.2 million for the first quarter of fiscal 1999, compared to cash used in investing activities of $9.7 million in the equivalent period in fiscal 1998. The increase in cash provided by investing activities for the first quarter of fiscal 1999 was primarily a result of the net purchases and sale / maturity of investment securities of $16.1 million, in addition to a decrease in property and equipment purchases to $2.8 million from $3.7 million, and the acquisition of OptionsLink for $3.5 million in the first quarter of fiscal 1998. The Company expects that it will incur approximately $40 million of capital expenditures for the 12 months ended September 30, 1999.

  Cash provided by financing activities was $1.2 million for the first quarter of fiscal 1999, compared to $0.7 million in the equivalent period in fiscal 1998. The increase in cash provided by financing activities in the first quarter of fiscal 1999 was primarily a result of increases in the proceeds from employee stock transactions.

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

  The Company believes that all year 2000 issues revealed as a result of that evaluation to date can be remedied in a timely manner, and therefore does not expect a material risk of disruption of operations. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware or software is or will be year 2000 compatible in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there is a risk that other problems, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that may be discovered. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The year 2000 issue could lower demand for the Company's services while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

  Because systems critical to the Company other than its computer systems may be affected by the century change, the Company's year 2000 efforts also encompass facilities and equipment, which rely on date-dependent technology, such as, building equipment that contains embedded technology and the Company's third-party providers.

  At this time, it does not appear that the costs of addressing year 2000 issues will have a material adverse impact on the Company's financial position. However, in the event that the Company and third parties upon which it relies are unable to address these issues in a timely manner, it could result in a material financial risk to the Company.

 Status of Year 2000 Efforts

  The Company's year 2000 efforts address all computer systems, equipment and business partner relationships considered essential to the Company's ability to conduct its business. The objective of the Company's year 2000 project is to identify the core business processes and associated computer systems and equipment that may be at risk due to the use of two-digit year dates. Once identified, the systems and equipment are rated for risk and are prioritized for conversion or replacement according to their impact on core business operations. The Company's year 2000 project follows a structured approach in analyzing and mitigating year 2000 issues. This approach consists of six phases: awareness, assessment, remediation, validation, implementation and industry-wide testing. The work associated with each phase may be performed simultaneously with other phases of the project, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For example, awareness is an ongoing effort and occurs in each phase. As part of this project, the Company reviews its vendor relationships (suppliers, alliances and third-party providers) in an attempt to assess their ability to meet the year 2000 challenge. In addition, this plan seeks to ensure that all of the Company's business partners and service providers are also year 2000 ready. In addition, written contingency plans are being developed for all mission critical systems and many non-critical systems to address any unexpected year 2000 failures. However, there can be no assurance that contingency plans will adequately address all year 2000 failures.

  Currently, the Company's primary focus is the completion of remediation and testing, and on-going contingency planning and vendor management efforts. However, the Company is continuing to assess the impact of year 2000 issues on its products, internal information systems and third-party vendor relations. The Company has begun, and in many cases completed, corrective efforts in these areas. The Company does not anticipate that addressing year 2000 issues for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective action undertaken will be completed before year 2000 issues may arise.

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

  The success of the Company's year 2000 efforts depends in part on the adequacy of compliance by vendors with their representations concerning their systems, and on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact and the Company is therefore taking steps to determine the status of critical third parties' year 2000 compatibility. The Company has implemented a vendor management program. Activities include creating an inventory of vendors, inquiring directly as to the status of vendors' year 2000 efforts, and continuing contact with vendors to monitor the progress of vendors who may not yet be year 2000 capable. If these suppliers fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect year 2000 issues will have on its suppliers and at this time, cannot determine the impact it will have. There can be no assurance that all third parties will provide accurate and complete information or that all their systems will be fully year 2000 capable. Third parties' year 2000 processing failures may have a material adverse impact on the Company's systems and operations.

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

  Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a year 2000 capable fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own year 2000 issues or those of its customers or suppliers whose year 2000 issues may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve year 2000 issues related to its products in a timely manner, it could be exposed to liability to third parties.

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

  The Company spent approximately $1 million in the first quarter of fiscal 1999 and currently estimates that it will cost approximately an additional $4 million to ascertain that its core computer systems and those of its vendors are year 2000 capable. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred.

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

 Risks Associated with Systems Failure

  We receive and process trade orders mostly through the Internet, online service providers and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting this type of trading, including our internal software programs and computer systems. Our systems or any other systems in the trading process could slow down significantly or fail for a variety of reasons including:

  .  undetected errors in our internal software programs or computer systems;

  . our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected; or

  .  heavy stress placed on our system during certain peak trading times.

  If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, and on certain days in February 1999, we again experienced similar systems failures. We could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have on certain occasions compensated customers for verifiable losses from such failures. To date, during our systems failures we were able to take orders by telephone, however, only associates with securities broker's licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

  .  subsystem, component or software failure;

  .  a power or telecommunications failure;

  .  human error;

  .  an earthquake, fire or other natural disaster; or

  .  an act of God or war.

  There can be no assurance that in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results. We have received, in the past, including as a result of our systems failures in February 1999, adverse publicity in the financial press and in online discussion forums primarily relating to systems failures.

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

  Due to our dependence on computer technology to conduct our business, the nature and impact of year 2000 processing failures on our business, financial condition and operating results could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compatibility."

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

  The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance, and we have experienced turnover of compliance personnel in the past. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareowners of broker-dealers. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

  We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and E*TRADE Securities' compliance officer must review all marketing materials prior to release. The NASD has in the past asked us to discontinue the use of certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

  .censures or fines;

  .suspension of all advertising;

  .the issuance of cease-and-desist orders; or

  .the suspension or expulsion of a broker-dealer or any of its officers or employees.

  We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers.

  We intend to expand our business in United States securities to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies through the Internet and other gateways. International alliances signed during fiscal year 1998 cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE's global network should extend to 32 countries and territories when fully implemented. These agreements provide that the Company will receive royalties based upon their transaction revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. Our international expansion will be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. See "Risks Associated with International Strategy."

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

  Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. In addition, the New York Attorney General has recently announced his intention to investigate the online brokerage industry, citing consumer complaints about delays and technical difficulties in online stock trading. Increased attention focused upon these liability issues could adversely affect the growth of the Internet, which could in turn decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

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

  As of December 31, 1998, E*TRADE Securities was required to maintain minimum net capital of $24.7 million and had total net capital of approximately $96.5 million, or approximately $71.9 million in excess of the minimum amount required.

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

  Adoption of online commerce by individuals that have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, our brokerage services over the Internet involve a new approach to securities trading which will require intensive marketing and sales efforts to educate prospective customers regarding its uses and benefits. For example, consumers who trade with more traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online brokerage trading, which could have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with the Securities Industry; Concentration of Services

  Almost all of our revenues in recent years have been from electronic brokerage services, and we expect this business to continue to account for almost all of our revenues in the foreseeable future. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our operating results may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risks Associated with Substantial Competition."

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

  Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the electronic brokerage business. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. For example, Charles Schwab's One-Source mutual fund service and similar, more complete services, may discourage potential customers from using our brokerage services. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

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

 Volatility of Stock Price

  The market price of our Common Stock has been and is likely to continue to be highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

  .  quarterly variations in operating results;

  . announcements of technological innovations or new software, services or products by us or our competitors; and

  .  changes in financial estimates by securities analysts.

  In addition, there have been large price and volume fluctuations in the stock market which have affected the market prices of securities of many technology and services companies, often unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

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

 Risks Associated with Entering New Markets

  One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. E*TRADE Securities plans, subject to regulatory approval, to establish investment banking operations, raising public and private equity capital for companies over the Internet and other electronic media. We are currently in the process of investing over $100 million in a new marketing campaign centered on our new Internet Web site, Destination E*TRADE. We also plan to pursue additional related revenue opportunities, such as revenue from correspondent clearing, advertising and subscriptions. There can be no assurance that our new marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

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

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  .  potentially adverse tax consequences.

  Any of the foregoing could adversely impact the success of our international operations. Under these agreements, we rely upon third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction could harm our operations and/or the goodwill associated with our brand name. Additionally, our international licensees have the right to sell sub-licenses. Generally, we have less control over sub-licensees than we do over licensees. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and, consequently, on our business, financial condition and operating results.

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

 Risks Associated with Potential Reduction In Order Flow Rebates

  We have arrangements with various Nasdaq market-makers and third market firms to receive cash payments in exchange for routing trade orders to these firms for execution. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, we have to disclose the receipt of these payments to our customers. Order flow revenue increased to $8.0 million for the first quarter of fiscal 1999, up 17% from $6.8 million for the same period in the prior year. Order flow revenue accounted for 13% of transaction revenue in the first quarter of 1999 compared to 18% in the comparable period in fiscal 1998. The slower growth in order flow revenue is reflective of a trend which the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997. These regulations reduced the bid/ask spread, thereby lowering market-maker margins and accordingly limiting their ability to pay for order flow. Order flow revenue also decreased due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received under this allocation as order flow revenue. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent in levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                          PART II. Other Information

Item 1. Legal and Administrative Proceedings--

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. This proceeding is currently in the discovery phase and the Company is unable to predict its ultimate outcome.

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  The Company believes that these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any matters, which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its noncompliance with applicable regulations. In particular, in fiscal 1997, the Company's failure to timely renew its broker dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

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

Item 2. Changes in Securities and Use of Proceeds -- Not applicable.

Item 3. Defaults Upon Senior Securities -- Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders -- None.

Item 5. Other Information -- None.

Item 6. Exhibits and Reports on Form 8-K

    Exhibit 27  Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                            (Registrant)

                                          Dated: February 16, 1999

                                          /s/ Christos M. Cotsakos
                                          -------------------------------------
                                          Christos M. Cotsakos,
                                          Chairman of the Board and Chief
                                          Executive Officer (principal
                                          executive officer)

                                          /s/ Leonard C. Purkis
                                          -------------------------------------
                                          Leonard C. Purkis,
                                          Executive Vice President, Finance
                                          and Administration, Chief Financial
                                          Officer
                                          (principal financial and accounting
                                           officer)