Form 10-Q
period 1999-03-31
E TRADE GROUP INC
filed 1999-05-17
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 1999

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

  As of May 07, 1999, the number of shares outstanding of the registrant's common stock was 116,617,126.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE GROUP, INC.

                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I--Financial Information:

 Item 1. Financial Statements

         Consolidated Statements of Operations..........................     3

         Consolidated Balance Sheets....................................     4

         Consolidated Statements of Cash Flows..........................     5

         Notes to Consolidated Financial Statements.....................     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    11

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    27

 Part II--Other Information:

 Item 1. Legal and Administrative Proceedings...........................    28

 Item 2. Changes in Securities and Use of Proceeds......................    29

 Item 3. Defaults Upon Senior Securities................................    29

 Item 4. Submission of Matters to a Vote of Security Holders............    29

 Item 5. Other Information..............................................    30

 Item 6. Exhibits and Reports on Form 8-K...............................    30

 Signatures..............................................................   31

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

Item 1. Financial Statements

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (in thousands, except per share amounts)

                                  (Unaudited)

                                            Three Months
                                               Ended        Six Months Ended
                                             March 31,          March 31,
                                          ----------------- ------------------
                                            1999     1998     1999      1998
                                          --------  ------- --------  --------
Revenue:
  Transaction revenues................... $ 90,524  $37,778 $150,844  $ 75,462
  Interest-net of interest expense(A)....   28,460   12,617   50,104    24,653
  International..........................      876    1,593    2,016     1,620
  Other..................................    6,793    4,142   11,762     8,402
                                          --------  ------- --------  --------
    Net revenues.........................  126,653   56,130  214,726   110,137
                                          --------  ------- --------  --------
Cost of services.........................   56,467   25,254   97,638    48,824
                                          --------  ------- --------  --------
Operating expenses:
  Selling and marketing..................   59,952   11,723  100,881    20,916
  Technology development.................   15,127    7,065   29,449    13,368
  General and administrative.............   18,061    4,619   32,374    10,602
                                          --------  ------- --------  --------
    Total operating expenses.............   93,140   23,407  162,704    44,886
                                          --------  ------- --------  --------
    Total cost of services and operating
     expenses............................  149,607   48,661  260,342    93,710
                                          --------  ------- --------  --------
Operating income (loss)..................  (22,954)   7,469  (45,616)   16,427
                                          --------  ------- --------  --------
Non-operating income (expense):
  Gain on sale of investment.............   33,367      --    33,367       --
  Loss on equity investments.............   (1,231)     --    (1,334)      --
                                          --------  ------- --------  --------
    Total non-operating income...........   32,136      --    32,033       --
                                          --------  ------- --------  --------
Pre-tax income (loss)....................    9,182    7,469  (13,583)   16,427
Income tax expense (benefit).............    3,409    2,961   (6,163)    6,793
                                          --------  ------- --------  --------
Net income (loss)........................ $  5,773  $ 4,508 $ (7,420) $  9,634
                                          ========  ======= ========  ========
Net income (loss) per share (Note 5):
  Basic.................................. $   0.05  $  0.06 $  (0.06) $   0.12
                                          ========  ======= ========  ========
  Diluted................................ $   0.05  $  0.05 $  (0.06) $   0.11
                                          ========  ======= ========  ========
Shares used in computation of net income
 (loss) per share (Note 5):
  Basic..................................  115,052   80,718  114,270    80,397
  Diluted................................  123,426   85,949  114,270    86,080

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1999 and 1998 was $16,035 and $8,578, respectively. Interest expense for the six months ended March 31, 1999 and 1998 was $25,938 and $17,290, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                       March 31,  September 30,
                                                         1999         1998
                                                      ----------- -------------
                                                      (Unaudited)
                       ASSETS
                       ------

Current assets:
  Cash and equivalents............................... $   49,658   $   21,834
  Cash and investments required to be segregated
   under Federal or other regulations................      5,000        5,000
  Investment securities..............................    409,192      502,534
  Brokerage receivables--net.........................  2,276,014    1,310,235
  Other assets.......................................     18,873       11,635
                                                      ----------   ----------
    Total current assets.............................  2,758,737    1,851,238
Property and equipment--net..........................     65,328       48,128
Investments..........................................    482,043       58,342
Related party receivables............................        --         3,719
Other assets.........................................      6,193        7,491
                                                      ----------   ----------
    Total assets..................................... $3,312,301   $1,968,918
                                                      ==========   ==========

         LIABILITIES AND SHAREOWNERS' EQUITY
         -----------------------------------

Liabilities:
  Brokerage payables................................. $2,133,456   $1,184,917
  Accounts payable, accrued and other liabilities....    208,488       73,765
                                                      ----------   ----------
    Total liabilities................................  2,341,944    1,258,682
                                                      ----------   ----------

Commitments and contingencies (Note 7)

Shareowners' equity:
  Common stock, $.01 par value; shares authorized,
   300,000,000; shares issued and outstanding: March
   1999, 115,956,901; September 1998, 113,206,582....      1,160        1,132
  Additional paid-in capital.........................    727,032      681,058
  Retained earnings..................................      7,890       15,310
  Accumulated other comprehensive income.............    234,275       12,736
                                                      ----------   ----------
    Total shareowners' equity........................    970,357      710,236
                                                      ----------   ----------
    Total liabilities and shareowners' equity........ $3,312,301   $1,968,918
                                                      ==========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                  (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................... $    (7,420) $   9,634
  Reconciliation to net cash provided by (used in)
   operating activities:
    Deferred income taxes..............................      (2,909)      (481)
    Depreciation and amortization......................      12,008      4,332
    Loss on equity investments.........................       1,334        --
    Options issued to consultants......................       2,200        --
    Gain on sale of investment.........................     (33,367)       --
    Other..............................................         (19)      (849)
  Net effect of changes in brokerage-related assets and
   liabilities:
    Cash and investments required to be segregated
     under Federal or other regulations................         --      10,001
    Brokerage receivables..............................    (965,779)  (298,923)
    Brokerage payables.................................     948,539    290,958
  Other changes, net:
    Other assets.......................................      (7,039)       346
    Accounts payable, accrued and other liabilities....      16,082     30,916
                                                        -----------  ---------
      Net cash provided by (used in) operating
       activities......................................     (36,370)    45,934
                                                        -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................     (29,208)   (13,647)
  Purchase of investments and investment securities....  (3,143,914)  (864,237)
  Sale/maturity of investment securities...............   3,237,157    874,680
  Proceeds from sale of investment.....................      33,495        --
  Acquisition of OptionsLink...........................         --      (3,500)
  Purchase of investments..............................     (50,708)       --
  Related party receivable.............................       3,738        --
                                                        -----------  ---------
      Net cash provided by (used in) investing
       activities......................................      50,560     (6,704)
                                                        -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock transactions............      13,612      2,036
  Other................................................          22        --
                                                        -----------  ---------
      Net cash provided by financing activities........      13,634      2,036
                                                        -----------  ---------
INCREASE IN CASH AND EQUIVALENTS.......................      27,824     41,266
CASH AND EQUIVALENTS--Beginning of period..............      21,834     23,234
                                                        -----------  ---------
CASH AND EQUIVALENTS--End of period.................... $    49,658  $  64,500
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest............................... $    28,663  $  16,429
                                                        ===========  =========
  Non-cash activities:
    Unrealized gain on available-for-sale securities... $   373,384  $      96
                                                        ===========  =========
    Tax benefit on exercise of stock options........... $    30,190        --
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

Note 2.--Net Brokerage Receivables and Payables

  Net brokerage receivables and payables consists of the following (in thousands):

                                                        March 31,  September 30,
                                                           1999        1998
                                                        ---------- -------------
   Receivable from customers and non-customers (less
    allowance for doubtful accounts of $6,450 at March
    31, 1999 and $862 at September 30, 1998)..........  $1,887,959  $  961,305
   Receivable from brokers, dealers and clearing
    organizations:
     Net settlement and deposits with clearing
      organizations...................................      31,342      14,854
     Deposits paid for securities borrowed............     346,129     328,989
     Securities failed to deliver.....................       3,977         728
     Other............................................       6,607       4,359
                                                        ----------  ----------
       Total net brokerage receivables................  $2,276,014  $1,310,235
                                                        ==========  ==========
   Payable to customers and non-customers.............  $  570,534  $  340,044
   Payable to brokers, dealers and clearing
    organizations:
     Deposits received for securities loaned..........   1,535,386     839,422
     Securities failed to receive.....................       5,324       1,222
     Other............................................       6,712       4,229
   Bank loan payable..................................      15,500         --
                                                        ----------  ----------
       Total net brokerage payables...................  $2,133,456  $1,184,917
                                                        ==========  ==========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. At March 31, 1999 and September 30, 1998, credit extended to customers and non-customers with respect to margin accounts was $1,878 million and $956 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

Note 3.-- Investments

  In January 1999, the Company acquired a 25 percent voting interest in Archipelago Holdings, LLC ("Archipelago"). Archipelago owns 100 percent of Archipelago, LLC, which operates an Electronic Communication Network ("ECN") for Nasdaq stocks. In connection with such investment, the Company entered into an assistance agreement with Archipelago, which requires the Company to provide certain operational and technical assistance to Archipelago. The agreement provides that the Company will initially be entitled to representation on Archipelago's board of managers in proportion to its holding of voting interests.

  In February 1999, the Company acquired a 28 percent voting interest in E*OFFERING, a full-service, Internet-based investment bank. E*OFFERING plans to provide individual and institutional investors greater access to public offerings. E*OFFERING leverages the Internet to improve the process of raising capital for companies by reducing time to market and underwriting costs traditionally associated with the registration process, while broadening capital distribution. Additionally, E*OFFERING provides after-market support and shareholder communication services.

  The Company accounts for these investments according to the equity method of accounting, whereby the Company's proportionate share of each affiliate's net income (loss) is included in equity income (loss).

Note 4.--Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows (in thousands):

                                              Three Months      Six Months
                                                  Ended            Ended
                                                March 31,        March 31,
                                             ---------------- ----------------
                                               1999     1998    1999     1998
                                             --------  ------ --------  ------
   Net income (loss)........................ $  5,773  $4,508 $ (7,420) $9,634
   Changes in other comprehensive income:
     Unrealized gain on available-for-sale
      securities, net of tax................  194,719      38  221,022      96
     Cumulative translation adjustments.....     (274)    --       517     --
                                             --------  ------ --------  ------
       Total comprehensive income........... $200,218  $4,546 $214,119  $9,730
                                             ========  ====== ========  ======

Note 5.--Net Income (Loss) Per Share

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                    Three Months    Six Months
                                                       Ended          Ended
                                                     March 31,      March 31,
                                                   -------------- --------------
                                                    1999    1998   1999    1998
                                                   ------- ------ ------- ------
Shares Used in Computation:
  Weighted average common shares outstanding used
   in computation of basic net income (loss) per
   share.......................................... 115,052 80,718 114,270 80,397
  Dilutive effect of stock options................   8,374  5,231     --   5,683
                                                   ------- ------ ------- ------
    Shares used in computation of diluted net
     income (loss) per share...................... 123,426 85,949 114,270 86,080
                                                   ======= ====== ======= ======

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

  Because the Company reported a net loss for the six months ended March 31, 1999, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income in this period, there would have been 8,175,000 additional shares in the calculation of diluted earnings per share.

  The following options to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated, and therefore are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                  Three Months   Six Months
                                                      Ended         Ended
                                                    March 31,     March 31,
                                                  ------------- -------------
                                                   1999   1998   1999   1998
                                                  ------ ------ ------ ------
   Options excluded from computation of diluted
    net income (loss) per share..................     33  4,060     44  2,685
   Exercise price ranges:
     High........................................ $60.78 $23.03 $60.78 $23.03
     Low......................................... $48.12 $12.03 $38.91 $13.13

Note 6.--Regulatory Requirements

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

                                                        March 31,  September 30,
                                                          1999         1998
                                                        ---------  -------------
   Net capital......................................... $124,500      $97,355
   Percentage of aggregate debit balances..............      6.2%         9.5%
   Required net capital................................ $ 40,062      $20,429
   Excess net capital.................................. $ 84,438      $76,926

  Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

Note 7.--Commitments, Contingencies and Regulatory Matters

  The Company is a defendant in civil actions arising from the normal course of business. In the opinion of management, these actions are expected to be resolved with no material effect on the Company's consolidated financial position or results of operations.

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute transactions through its online brokerage services

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. This proceeding is at an early stage and the Company is unable to predict its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters, which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. Subsequently on February 19, 1999, a putative class action was filed in Superior Court of California, County of Santa Clara, by Mario Cirignani, on behalf of himself and other similarly situated individuals. Both complaints allege damages and seek injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions and allege a class of all E*TRADE account holders as of February 2, 1999. Pursuant to a stipulation of counsel dated March 23, 1999, the Court consolidated the Divito and Cirignani actions for all purposes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

  On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, the plaintiff's alleged problems accessing his account and placing orders. Plaintiff alleges causes of action for breach of contract, fiduciary duty and unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions. Plaintiff brings causes of action for breach of fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On March 11, 1999, a putative class action was filed in Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to E*TRADE customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  From time to time the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

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

Note 8.--Subsequent Events

Acquisition

  On April 30, 1999, the Company acquired ClearStation Inc. ("ClearStation"). ClearStation is a financial media web site that integrates technical and fundamental analysis and discussion for investors. The Company issued approximately 470,000 shares of common stock in exchange for all outstanding common stock and equivalents of ClearStation. The acquisition is expected to be accounted for as a pooling of interests. The disclosures herein do not reflect the acquisition of ClearStation.

Stock Split

  On April 22, 1999, the Company's Board of Directors voted to effect a two-for-one stock split by distributing one additional share of Common Stock, par value $.01, for every share of Common Stock outstanding to shareowners of record on May 7, 1999. The disclosures herein do not reflect the two-for-one stock split which will be distributed after the close of market on May 21, 1999.

Lawsuit

  On April 14, 1999, a putative class action was filed in Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. The Rosenberg complaint alleges violations of the Consumer Legal Remedies Act and the California Unfair Business Practices Act in relation to E*TRADE's IPO business. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

Results of Operations

 Revenue Detail (in millions)

                                     Three Months Ended    Six Months Ended
                                         March 31,             March 31,
                                    -------------------- ---------------------
                                                 Percent               Percent
                                     1999  1998  Change   1999   1998  Change
                                    ------ ----- ------- ------ ------ -------
   Revenues:
     Transaction revenues:
       Commissions................. $ 80.6 $31.7   154 % $133.0 $ 62.6   112%
       Order flow..................    9.9   6.1    62 %   17.9   12.9    39%
                                    ------ -----   ---   ------ ------   ---
         Total transaction
          revenue..................   90.5  37.8   140 %  150.8   75.5   100%
                                    ------ -----   ---   ------ ------   ---
     Interest-net of interest
      expense(A):
       Brokerage...................   22.5  10.6   112 %   38.7   20.5    89%
       Other.......................    6.0   2.0   200 %   11.4    4.2   171%
                                    ------ -----   ---   ------ ------   ---
         Total interest............   28.5  12.6   126 %   50.1   24.7   103%
                                    ------ -----   ---   ------ ------   ---
     International.................    0.9   1.6   (44)%    2.0    1.6    25%
     Other.........................    6.8   4.1    64 %   11.8    8.4    40%
                                    ------ -----   ---   ------ ------   ---
         Total revenues............ $126.7 $56.1   126 % $214.7 $110.1    95%
                                    ====== =====   ===   ====== ======   ===
   Transactions per day............    0.7   0.3   168 %    0.6    0.3   122%
   Transaction per period..........    4.3   1.6   166 %    7.1    3.2   121%

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1999 and 1998 was $16,035 and $8,578, respectively. Interest expense for the six months ended March 31, 1999 and 1998 was $25,938 and $17,290, respectively.

  The Company's revenues increased to $126.7 million in the second quarter of fiscal 1999, up 126% from $56.1 million in the equivalent period of fiscal 1998. The Company's revenues increased to $214.7 million for the six months ended March 31, 1999, up 95% from $110.1 million in the equivalent period of fiscal 1998. Revenues increased mainly due to higher customer trading volume and an increase in customer assets.

  Transaction revenues consist of commission revenues and payments based on order flow. Transaction revenues increased to $90.5 million in the second quarter of fiscal 1999, up 140% from $37.8 million in the equivalent period in fiscal 1998. This increase was primarily attributable to an increase in the number of transactions processed, to an average of 70,200 transactions per day, up 168% from the prior year quarter. The increase in transaction processing volume was primarily a result of a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1999. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets as well as the increase in new customer accounts. Transaction revenues increased to $150.8 million for the six months ended March 31, 1999, up 100% from $75.5 million for the equivalent period in fiscal 1998.

  Commission revenues for the second quarter of fiscal 1999 increased to $80.6 million, up 154% from $31.7 million for the same period a year ago. Commission revenues for the six months ended March 31, 1999 increased to $133.0 million, up 113% from $62.6 million for the same period a year ago.

  Order flow revenue increased to $9.9 million for the second quarter of fiscal 1999, up 62% from $6.1 million for the same period in the prior year. Order flow revenue accounted for 11% of transaction revenue in the second quarter of fiscal 1999 compared to 16% in the comparable period in fiscal 1998. Order flow revenue increased to $17.9 million for the six months ended March 31, 1999, up 39% from $12.9 million for the same period in the prior year. Order flow revenue accounted for 12% of transaction revenue in the six months ended March 31, 1999 compared to 17% in the comparable period in fiscal 1998. Order flow revenue as a percentage of total revenue decreased primarily due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received from this allocation as order flow revenue.

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, interest earned on customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Pursuant to Securities and Exchange Commission ("SEC") regulations, customer cash balances that are not used for margin lending are segregated into an investment account that is maintained for the exclusive benefit of customers.

  Net interest revenues increased to $28.5 million for the second quarter of fiscal 1999, up 126% from $12.6 million for the same period in fiscal 1998. This increase was primarily due to interest derived from customer operations of $22.5 million in the second quarter of fiscal 1999, up $11.9 million or 112% compared to the equivalent period in fiscal 1998. Average customer margin debit balances were up 68% to $1.6 billion, and average customer money market fund balances increased 35% to $2.9 billion. Additionally, interest earned on investment securities increased to $6.0 million in the second quarter of fiscal 1999, up 200% from $2.0 million in the equivalent period in fiscal 1998. Net interest revenues increased to $50.1 million for the six months ended March 31, 1999, up 103% from $24.7 million for the same period in fiscal 1998.

  International revenues were $0.9 million in the second quarter of fiscal 1999 compared to $1.6 million for the same period in fiscal 1998. International revenues represent international licensing fees and royalties based on the licensee's transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

  Other revenues increased to $6.8 million in the second quarter of fiscal 1999, up 64% from $4.1 million for the comparable period in fiscal 1998. Other revenues increased to $11.8 million for the six months ended March 31, 1999, up 40% from $8.4 million for the comparable period in fiscal 1998. Other revenues increased primarily due to increases in broker-related fees for services, growth in ShareData licensing revenue, and increased revenues from mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased to $56.5 million in the second quarter of fiscal 1999, up 124% from $25.3 million for the comparable period in fiscal 1998. Cost of services as a percentage of net revenues was 45% in the second quarter of fiscal 1999 and 1998. Cost of services as a percentage of net revenues was 46% for the six months ended March 31, 1999 compared to 44% in the comparable period in fiscal 1998. Cost of services includes expenses related to the Company's clearing operations, customer service activities, system maintenance and communications. These increases reflect the overall increase in customer transactions processed by the Company, customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California, and Alpharetta, Georgia.

 Operating Expenses

  Selling and marketing expenses increased to $60.0 million for the second quarter of fiscal 1999, up 411% from $11.7 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses were 47% for the second quarter of fiscal 1999 and 21% for the second quarter of fiscal 1998. Selling and marketing expenses increased to $100.9 million for the six months ended March 31, 1999, up 382% from $20.9 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses increased to 47% for the six months ended March 31, 1999, from 19% in the equivalent period of fiscal 1998. Selling and marketing expenses include media, print and direct mail advertising, and related production, printing and postage costs. The increase in selling and marketing expenses reflect the Company's aggressive account and membership acquisition strategy which includes major marketing expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. These increased expenditure levels are expected to continue throughout fiscal 1999. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased to $15.1 million for the second quarter of fiscal 1999, up 114% from $7.1 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development remained fairly consistent at 12% for the second quarter of fiscal 1999 and 13% for the second quarter of fiscal 1998. Technology development expenses increased to $29.4 million for the six months ended March 31, 1999, up 120% from $13.4 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development increased to 14% for the six months ended March 31, 1999, from 12% for the six months ended March 31, 1998. The increased level of expenses was incurred to enhance the Company's existing product offerings and reflects the Company's continuing commitment to invest in new products and technologies to support potential future growth.

  General and administrative expenses increased to $18.1 million for the second quarter of fiscal 1999, up 291% from $4.6 million for the comparable period in fiscal 1998. General and administrative expenses increased to $32.4 million for the six months ended March 31, 1999, up 205% from $10.6 million for the comparable period in fiscal 1998. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new technology and customer service support facility in Alpharetta, Georgia.

 Non-operating income (expense)

  In February 1999, the Company sold 39% of its holdings in Knight/Trimark, Inc., a market-maker, recognizing a pre-tax gain of $33.4 million on the sale. The investment had been classified as available-for-sale under the provisions of SFAS 115.

  Loss on equity investments was $1.2 million in the second quarter of fiscal 1999 which resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Equity in losses of affiliates for the quarter ended March 31, 1999 includes the results from the Company's minority ownership in Archipelago and E*OFFERING, as well as the Company's international joint ventures in Japan and the United Kingdom. The Company expects that its affiliate companies will continue to invest in the development of their products and services, and to incur operating losses for at least the next 12 months, which will result in future charges being recorded by the Company to reflect its proportionate share of such losses.

 Income Tax Expense (benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of 37.1% for the second quarter of fiscal 1999 and 39.6% for the comparable period in fiscal 1998. Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (45.4%) for the six months ended March 31, 1999 and 41.4% for the comparable period in fiscal 1998. Prior to its merger with the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the rate for the second quarter of fiscal 1999 reflects tax benefits from tax-exempt interest income.

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

  Cash used in operating activities was $36.4 million for the six months ended March 31, 1999 compared with cash provided by operating activities of $45.9 million in the equivalent period in fiscal 1998. Cash used in operations decreased primarily due to increased operating expenditures, including significant increases in sales and marketing expenses associated with the Company's aggressive account and membership acquisition strategy.

  Cash provided by investing activities was $50.6 million for the six months ended March 31, 1999, compared to cash used in investing activities of $6.7 million in the equivalent period in fiscal 1998. The increase in cash provided by investing activities for the second quarter of fiscal 1999 was primarily a result of proceeds of $33 million from the sale of a portion of the Company's investment in Knight/Trimark, Inc., and net purchases and sale/maturity of investment securities of $93.2 million, offset by purchases of investments of $50.7 million and purchases of property and equipment of $29.2 million. The Company expects that it will incur approximately $50 to $75 million of capital expenditures during the second half of fiscal 1999.

  Cash provided by financing activities was $13.6 million for the six months ended March 31, 1999, compared to $2.0 million in the equivalent period in fiscal 1998. The increase in cash provided by financing activities in the second quarter of fiscal 1999 was primarily a result of increases in the proceeds from employee stock transactions.

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

  In March 1999, the Company completed its assessment phase on mission critical systems including a significant amount of the implementation and testing. The Company's primary focus remains on the successful remediation and testing of all critical systems, including systems owned by third parties. Additional focus will be placed on non-critical systems and written contingency plans in the later half of the third quarter. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change.

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

  The Company spent approximately $1.5 million in the six months ended March 31, 1999 and currently estimates that it will cost approximately an additional $3.5 million to ascertain that its core computer systems and those of its vendors are year 2000 capable. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred.

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

  If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, and on certain days in February 1999, we again experienced similar systems failures. We could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have on certain occasions compensated customers for verifiable losses from such failures. To date, during our systems failures we were able to take orders by telephone, however, only associates with securities brokers' licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

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

 Risks Associated with the Year 2000

  Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified prior to the year 2000 in order to remain functional. This may affect us in numerous ways:

  . We have assessed the impact of the year 2000 issue on our products, services and internal information systems. We do not expect our financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, our earnings and results of operations could be affected. Furthermore, if corrective actions are not completed before year 2000 problems occur, demand for our products and services could drop;

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

  We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and E*TRADE Securities compliance officers must review all marketing materials prior to release. The NASD has in the past asked us to revise certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

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

  We intend to expand our business to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies through the Internet and other gateways. International alliances signed during fiscal year 1998 cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE's global network should extend to 32 countries and territories when fully implemented. These agreements provide that the Company will receive licensing fees and royalties based upon their transaction revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. Our international expansion will be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. See "Risks Associated with International Strategy."

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

  As of March 31, 1999, E*TRADE Securities was required to maintain minimum net capital of $40.1 million and had total net capital of approximately $124.5 million, or approximately $84.4 million in excess of the minimum amount required.

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

  . Discover Brokerage Direct, Inc. (a subsidiary of Morgan Stanley Dean Witter Discover & Company);

  .  Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation);

  . DLJdirect (a subsidiary of Donaldson, Lufkin & Jenrette Securities Corporation);

  .  Datek Online Holdings Corporation (Datek Online); and

  .  SURETRADE, Inc.

  We also encounter competition from established full commission brokerage firms such as PaineWebber Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund sponsors and other organizations, some of which provide electronic brokerage services.

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

  . changes in financial estimates and recommendations by securities analysts.

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

 Risks Associated with Dependence on Intellectual Property Rights

  Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "E*TRADE" in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to "E*TRADE", thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "E*TRADE" would have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

  .  enforce our intellectual property rights;

  .  protect our trade secrets;

  .  determine the validity and scope of the proprietary rights of others; or

  .  defend against claims of infringement or invalidity.

  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on our business, financial condition and operating results. We currently have several ongoing trademark infringement litigation actions that we have filed in an effort to protect our trademarks.

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

 Risks Associated with Entering New Markets

  One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. E*TRADE Securities has established investment banking operations, and plans to raise public and private equity capital for companies over the Internet and other electronic media. We are currently in the process of investing over $150 million in a new marketing campaign centered on our new Internet Web site, Destination E*TRADE. We also plan to pursue additional related revenue opportunities, such as revenue from correspondent clearing, advertising and subscriptions. There can be no assurance that our new marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

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

 Risks Associated with Potential Reduction In Order Flow Rebates

  Order flow revenue as a percentage of revenue has decreased due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received under this allocation as order flow revenue. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent in levels at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. Subsequently on February 19, 1999, a putative class action was filed in Superior Court of California, County of Santa Clara, by Mario Cirignani, on behalf of himself and other similarly situated individuals. Both complaints allege damages and seek injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions and allege a class of all E*TRADE account holders from February 2, 1999. Pursuant to a stipulation of counsel dated March 23, 1999, the Court consolidated the Divito and Cirignani actions for all purposes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

  On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing his account and placing orders. Plaintiff alleges causes of action for breach of contract, fiduciary duty and unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions. Plaintiff brings causes of action for breach of fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On March 11, 1999, a putative class action was filed in Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to E*TRADE customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On April 14, 1999, a putative class action was filed in Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. The Rosenberg complaint alleges violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act regarding the extent to which shares in IPO's are made available to the Company's customers. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

Item 2. Changes in Securities and Use of Proceeds--

  Not applicable.

Item 3. Defaults Upon Senior Securities--

  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders--

  The annual meeting of share owners was held on March 9, 1999. Christos M. Cotsakos, William A. Porter, Richard S. Braddock, and Masayoshi Son were elected as directors, as tabulated below.

     Against or Election of Directors                            For     Witheld
     --------------------------------                         ---------- -------
     Christos M. Cotsakos.................................... 48,747,545 886,844
     William A. Porter....................................... 48,751,179 883,210
     Richard S. Braddock..................................... 48,749,965 884,424
     Masayoshi Son........................................... 48,750,100 884,289

  In addition, William E. Ford, George Hayter, Lewis Randall and Lester C. Thurow will continue as directors.

  The proposal to amend the Company's certificate of incorporation was approved , as tabulated below.

                                                          Against or
                                                  For      Witheld   Abstentions
                                               ---------- ---------- -----------
     Votes.................................... 49,166,541  444,728     23,120

  The proposal to approve a series of amendments to the Company's 1996 Stock Incentive Plan (the "Plan"), including a 2,750,000 share increase in the maximum number of shares of Common Stock reserved for issuance under the Plan was approved, as tabulated below.

                                          For     Against or Witheld Abstentions
                                       ---------- ------------------ -----------
     Votes............................ 44,661,995     4,900,595        71,799

  The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September
30,1999 was approved, as tabulated below.

                                          For     Against or Witheld Abstentions
                                       ---------- ------------------ -----------
     Votes............................ 49,554,317        52,520        27,552

Item 5. Other Information--

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

  On April 14, 1999, the Company filed a Current Report on Form 8-K, relating to an acquisition agreement with ClearStation, Inc., a California corporation ("ClearStation"), pursuant to which Crystal Acquisition Corporation, a wholly owned subsidiary of E*TRADE, will be merged with and into ClearStation, with ClearStation continuing as the surviving entity and as a wholly owned subsidiary of E*TRADE. The security holders of ClearStation will receive an aggregate of 469,536 shares of E*TRADE Common Stock in the merger.

  (b) Exhibits.

  27   Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                          (Registrant)

                                          Dated: May 17, 1999

                                          /s/ Christos M. Cotsakos
                                          _____________________________________
                                          Christos M. Cotsakos,
                                          Chairman of the Board and Chief
                                           Executive Officer
                                          (principal executive officer)

                                          /s/ Leonard C. Purkis
                                          _____________________________________
                                          Leonard C. Purkis,
                                          Executive Vice President, Finance
                                           and
                                          Administration, Chief Financial
                                           Officer
                                          (principal financial and accounting
                                           officer)