Form 10-K/A
period 1998-09-30
E TRADE GROUP INC
filed 1999-08-16
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               ----------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Fiscal Year Ended September 30, 1998

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Transition Period from      to
                         Commission file number 1-11921

                              E*TRADE Group, Inc.
            (Exact name of registrant as specified in its charter)

              Delaware                                 94-2844166
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

                   4500 Bohannon Drive, Menlo Park, CA 94025
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (650) 331-6000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

As of December 22, 1998, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,292,200,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of December 22, 1998 was 227,834,594 shares.

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

                           Form 10-K/A Annual Report

                 for the Fiscal Year Ended September 30, 1998

                               Table of Contents

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................     3
 Item 2.  Properties....................................................    26
 Item 3.  Legal and Administrative Proceedings..........................    26
 Item 4.  Submission of Matters to a Vote of Security Holders...........    27

 PART II
          Market for Registrant's Common Equity and Related Shareowner
 Item 5.  Matters.......................................................    27
 Item 6.  Selected Financial Data.......................................    29
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    30
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk....    39
 Item 8.  Financial Statements and Supplementary Data...................    40
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................    61

 PART III
 Item 10. Directors and Executive Officers of the Registrant ...........    61
 Item 11. Executive Compensation........................................    61
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    61
 Item 13. Certain Relationships and Related Transactions ...............    61

 Part IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................   62
 Exhibit Index...........................................................   62
 Signatures..............................................................   65

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

This Form 10-K/A is being filed to give retroactive effect to the Company's acquisition of ClearStation, Inc. on April 30, 1999 which was accounted for as a pooling of interests (see Note 15 to the consolidated financial statements). Other than the acquisition of ClearStation, Inc., this Form 10-K/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to September 30, 1998.

                                    PART I

Item 1. Business

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. This document contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the risk factors section and elsewhere in this Form 10-K/A.

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

  The Company was incorporated in California in 1982 and was reincorporated in Delaware in July 1996. The Company's principal corporate offices are located at 4500 Bohannon Drive, Menlo Park, CA 94025, and its telephone number is
(650) 331-6000.

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

  The Company's present directors and executive officers and their respective affiliates beneficially own approximately 40.8% of the Company's outstanding Common Stock. As a result, these shareowners, if they act together, will be able to exercise significant influence over all matters requiring shareowner approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in control of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareowner Matters

Price Range of Common Stock

  The Company's Common Stock has been traded on the Nasdaq National Market under the symbol EGRP since the Company's initial public offering on August 16, 1996. The following table shows the high and low sale prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

                                                                    High   Low
                                                                   ------ -----
Fiscal 1996
  Fourth Quarter (from August 16, 1996)........................... $ 3.30 $2.09
Fiscal 1997
  First Quarter................................................... $13.13 $2.25
  Second Quarter.................................................. $ 6.31 $2.78
  Third Quarter................................................... $ 5.25 $3.69
  Fourth Quarter.................................................. $11.75 $4.49
Fiscal 1998
  First Quarter................................................... $11.72 $4.65
  Second Quarter.................................................. $ 6.94 $4.98
  Third Quarter................................................... $ 6.80 $5.03
  Fourth Quarter.................................................. $ 8.63 $4.16

  The closing sale price of the Company's Common Stock as reported on the Nasdaq National Market on December 22, 1998 was $9.61 per share. As of that date there were 409 holders of record of the Company's Common Stock.

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

Dividends

  The Company has never declared or paid cash dividends on its capital stock. ShareData, which the Company acquired in July 1998 and accounted for as a pooling of interest, was a Subchapter S corporation and did pay dividends to its shareowners prior to its acquisition. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

  On July 9, 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of its common stock to SOFTBANK CORP., for an aggregate purchase price of $400 million. No underwriters were involved and there were no underwriting discounts or commissions. The securities were sold in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

  On July 6, 1998, the Company entered into an agreement whereby the Company issued 5,252,000 shares of its common stock in connection with the merger of ShareData, Inc., a California corporation ("ShareData"), with and into a wholly owned subsidiary of the Company. The consideration for such issuance consisted of all the issued and outstanding capital stock of ShareData. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

Use of Proceeds

  On August 16, 1996, a Registration Statement on Form S-1 (No. 333-05525) was declared effective by the SEC, pursuant to which 20,106,200 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $2.63 per share, generating gross offering proceeds of $52,779,000 for the account of the Company. A further 2,701,800 shares of the Company's Common Stock were offered and sold for the account of selling shareowners at a price of $2.63 per share, generating gross offering proceeds of $7,092,000 for the account of selling shareowners. Each share of Series A. Series B and Series C Preferred Stock was automatically converted into 240 shares of Common Stock upon the closing of the initial public offering. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, and Deutsche Morgan Grenfell/C.J. Lawrence, Inc.

  In connection with the offering, the Company incurred $3,695,000 in underwriting discounts and commissions, and $2,682,000 in other related expenses. The net proceeds of the offering, after deducting the foregoing expenses, were $46,402,000.

  On August 20, 1997, a Registration Statement on Form S-1 (No. 333-31841) was declared effective by the SEC, pursuant to which 29,220,000 shares of the Company's Common Stock were offered and sold for the account of the Company at a price of $6.88 per share, generating gross offering proceeds of $200,888,000 for the account of the Company. A further 8,040,000 shares of the Company's Common Stock were offered and sold for the account of selling shareowners at a price of $6.88 per share, generating gross offering proceeds of $55,275,000 for the account of selling shareowners. The managing underwriters were BancAmerica Robertson Stephens, Hambrecht & Quist LLC, Deutsche Morgan Grenfell/C.J. Lawrence, Inc., NationsBanc Montgomery Securities, and E*TRADE Securities, Inc.

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

Item 6. Selected Financial Data

                                         Years Ended September 30,
                                ----------------------------------------------
                                   1998       1997     1996     1995    1994
                                ----------  -------- --------  ------- -------
                                  (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data*:

Revenues:
 Transaction revenues.........  $  162,097  $109,659 $ 44,178  $20,835 $ 9,548
 Interest, net of interest
  expense.....................      56,020    25,265    4,813    1,004     302
 International................       7,031     4,000       --       --      --
 Other........................      20,169    17,471   13,529    6,947   5,558
                                ----------  -------- --------  ------- -------
  Net revenues................     245,317   156,395   62,520   28,786  15,408
                                ----------  -------- --------  ------- -------
Cost of services..............     111,888    73,381   38,027   14,683   8,485
                                ----------  -------- --------  ------- -------
Operating expenses:
 Selling and marketing........      71,447    28,160   10,944    4,204   2,372
 Technology development.......      33,699    13,547    4,699    2,265   1,181
 General and administrative...      31,048    16,847    8,238    3,022   2,724
                                ----------  -------- --------  ------- -------
  Total operating expenses....     136,194    58,554   23,881    9,491   6,277
                                ----------  -------- --------  ------- -------
  Total cost of services and
   operating expenses.........     248,082   131,935   61,908   24,174  14,762
                                ----------  -------- --------  ------- -------
Pre-tax income (loss).........      (2,765)   24,460      612    4,612     646
Income tax expense (benefit)..        (953)    9,425     (555)   1,728    (541)
                                ----------  -------- --------  ------- -------
Net income (loss).............  $   (1,812) $ 15,035 $  1,167  $ 2,884 $ 1,187
                                ==========  ======== ========  ======= =======
Net income (loss) per share**:
 Basic........................  $    (0.01) $   0.12 $   0.01  $  0.04 $  0.02
                                ==========  ======== ========  ======= =======
 Diluted......................  $    (0.01) $   0.10 $   0.01  $  0.03 $  0.01
                                ==========  ======== ========  ======= =======
Shares used in computation of
 net income (loss) per
 share**:
 Basic........................     169,791   129,408   78,564   68,068  65,944
 Diluted......................     169,791   143,496  119,728  111,028 109,784


                                               September 30,
                                ----------------------------------------------
                                   1998       1997     1996     1995    1994
                                ----------  -------- --------  ------- -------
                                               (in thousands)
Consolidated Balance Sheet
 Data*:
Cash and equivalents..........  $   21,890  $ 23,234 $ 15,856  $10,985 $ 2,000
Investment securities.........     502,534   191,958   35,563      560     560
Brokerage receivables--net....   1,310,235   724,365  193,228    1,936     499
Total assets..................   1,969,445   995,422  302,171   18,146   5,386
Shareowners' equity...........     709,536   283,374   71,976   12,348     919

--------
* All amounts presented have been restated to reflect the acquisition of ShareData, Inc. in July 1998, and ClearStation, Inc. in April 1999, which were accounted for as pooling of interests (see Note 15 of the Consolidated Financial Statements).
** Reflects the two-for-one stock splits effective February 1, 1999 and May
   21, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of E*TRADE Group, Inc. ("E*TRADE" or the "Company") as restated for its merger with ClearStation, Inc. ("Clear Station") on April 30, 1999, which was accounted for as a pooling of interests, should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-K/A.

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

  On April 30, 1999, the Company acquired ClearStation, Inc., ("ClearStation"). ClearStation is a financial media web site that integrates technical and fundamental analysis and discussion for investors. The Company issued 939,072 shares of common stock in exchange for all outstanding common stock of ClearStation. The Company also assumed all outstanding ClearStation options, which were converted to options to purchase approximately 112,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ClearStation from October 1997 (the date of ClearStation's inception). As a result of the acquisition, the Company incurred charges and direct transaction costs relating to the business combination of $250,000. These non-recurring costs have been charged to operations in the third quarter of fiscal 1999. Fiscal 1998 includes the results of ClearStation for the twelve months ended September 30, 1998. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The Company uses other broker-dealers to execute its customers' orders and, in recent years, has derived a significant portion of its revenues from these broker-dealers for such order flow. This practice of receiving payments for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by the Company to its customers. The revenues received by the Company under these arrangements for fiscal 1998, 1997 and 1996 amounted to 16%, 19% and 22% of total transaction revenues, respectively. There can be no assurance that the Company will be able to continue its present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on the Company's business, financial condition and operating results.

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

Results of Operations

  The following table sets forth the percentage of net revenues represented by certain items on the Company's consolidated statements of operations for the periods indicated:

                           Years Ended September 30,
                           -----------------------------
                             1998       1997      1996
                           --------   --------  --------
Revenues:
 Transaction revenues.....     66.1%      70.1%     70.7%
 Interest, net of interest
  expense.................     22.8       16.2       7.7
 International............      2.9        2.5        --
 Other....................      8.2       11.2      21.6
                           --------   --------  --------
  Net revenues............    100.0      100.0     100.0
                           --------   --------  --------
Cost of services..........     45.6       46.9      60.8
                           --------   --------  --------
Operating expenses:
 Selling and marketing....     29.1       18.0      17.5
 Technology development...     13.7        8.7       7.5
 General and
  administrative..........     12.7       10.8      13.2
                           --------   --------  --------
  Total operating
   expenses...............     55.5       37.5      38.2
                           --------   --------  --------
  Total cost of services
   and operating
   expenses...............    101.1       84.4      99.0
                           --------   --------  --------
Pre-tax income (loss).....     (1.1)      15.6       1.0
Income tax expense
 (benefit)................     (0.4)       6.0      (0.9)
                           --------   --------  --------
Net income (loss).........     (0.7)%      9.6%      1.9%
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

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Net interest revenues increased to $56.0 million in fiscal 1998, up 122% from $25.3 million in fiscal 1997, which was up 425% from $4.8 million in fiscal 1996. This increase was due primarily to growth in customer accounts and the opportunity that being self-clearing has given the Company to manage interest rates. This increase was also a result of average customer margin debit balances increasing 70% to $925 million, average customer credit balances increasing 12% to $244 million, average money market fund balances increasing 95% to $1.4 billion, and an increase in investment securities from fiscal 1997 to fiscal 1998.

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

  Other revenues increased to $20.2 million in fiscal 1998, up 15% from $17.5 million in fiscal 1997, which was up 29% from $13.5 million in fiscal 1996. Other revenues increased primarily due to equity earnings from the Company's investment in Roundtable, broker-related fees for services, new revenue streams from

OptionsLink, growth in ShareData, Inc. licensing revenue, and increased revenues from mutual funds and advertising on the Company's Web site. As a result of the Knight/Trimark initial public offering, the Company will no longer recognize any equity income from the Company's investment in Roundtable in future quarters (see Note 5 of the Consolidated Financial Statements).

 Cost of Services

  Total cost of services increased to $111.9 million in fiscal 1998, up 52% from $73.4 million in fiscal 1997, which was up 93% from $38.0 million in fiscal 1996. Cost of services includes expenses related to the Company's clearing operations and customer service activities, system maintenance and communication expenses, and clearing fees paid to the Company's former clearing broker. Cost of services as a percentage of total transaction revenues was 69% in fiscal 1998 compared to 67% in fiscal 1997 and 86% in fiscal 1996. Included in total cost of services for fiscal 1997 was a charge of $4.3 million, which resulted from a clerical oversight connected with the Company's failure to timely renew its registration as a broker-dealer in the state of Ohio. Included in total cost of services in fiscal 1996 were self-clearing start-up costs of $2.2 million. Cost of services, exclusive of the registration charge and self-clearing start-up costs, increased to $111.8 million in fiscal 1998, up 62% from $69.0 million in fiscal 1997, which was up 93% from $35.8 million in fiscal 1996. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California.

 Operating Expenses

  Selling and marketing expenses increased to $71.4 million in fiscal 1998, up 154% from $28.2 million in fiscal 1997, which was up 157% from $10.9 million in fiscal 1996. This increase reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue in fiscal 1999.

  Technology development expenses increased to $33.7 million in fiscal 1998, up 149% from $13.5 million in fiscal 1997, which was up 188% from $4.7 million in fiscal 1996. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, development efforts related to the launch of Destination E*TRADE and proprietary Stateless Architecture SM, and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased to $31.0 million in fiscal 1998, up 84% from $16.8 million in fiscal 1997, which was up 105% from $8.2 million in fiscal 1996. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, acquisition costs and the costs associated with the opening of a new facility in Alpharetta, Georgia.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (34.5%), 38.5% and (90.7%) for fiscal 1998, 1997 and 1996, respectively. Prior to its merger with the Company, ShareData, Inc. was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the fiscal 1998 rate reflects expected tax benefits from tax-exempt interest income and certain nondeductible acquisition costs.

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

  In March 1999, the Company completed its assessment phase on mission critical systems including a significant amount of the implementation and testing. The Company's primary focus remains on the successful remediation and testing of all critical systems, including systems owned by third parties. Additional focus will be placed on non-critical systems and written contingency plans in the later half of the third quarter of fiscal 1999. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change.

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

  The Company has spent approximately $1.8 million in fiscal 1998 and currently estimates that it will spend approximately an additional $5 million to ascertain that its core computer systems and those of its vendors are year 2000 capable. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred.

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

  In August 1997, the Company completed a secondary public offering of 29,220,000 shares of the Company's Common Stock at a price of $6.88 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million. The Company also has financed its activities through the private placement of Preferred Stock and, to a lesser extent, equipment financing.

  In July 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of its common stock to SOFTBANK CORP., a Japanese corporation, for an aggregate purchase price of $400 million. This investment represents a minority interest ownership of approximately 27.6% in the Company as of September 30, 1998.

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

  The Company currently anticipates that its available cash resources and credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of the Company's existing and new service offerings and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners of the Company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all.

  If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

  Cash used in operating activities was $30.1 million in fiscal 1998, primarily as a result of increases in brokerage-related assets in excess of related liabilities of $81.5 million, offset in part by depreciation and amortization of $12.6 million and increases in accounts payable, accrued and other liabilities in excess of other assets of $41.5 million. Cash used in operating activities in fiscal 1997 and 1996 was $8.1 million and $6.8 million, respectively. Such amounts primarily reflect net income for the respective periods, increases in brokerage-related assets in excess of related liabilities, and in fiscal 1997, the impact of depreciation and amortization and increases in accounts payable, accrued and other liabilities in excess of other assets.

  Cash used in investing activities was $381.0 million in fiscal 1998, $174.6 million in fiscal 1997 and $46.4 million in fiscal 1996. In fiscal 1998, cash used in investing activities reflects the investment of proceeds from the common stock issuance to SOFTBANK CORP., investments in several companies and joint ventures, and property and equipment purchases. Cash used in investing activities in fiscal 1997 and 1996 primarily represent the investment of the proceeds from the Company's secondary public offering of Common Stock in August 1997 and initial public offering of Common Stock in August 1996. Additionally, the Company made ongoing investments in its technological infrastructure and the second technology center in Rancho Cordova, and in fiscal 1997, a relocation loan to the Company's Chief Executive Officer (see
Note 6 of the Consolidated Financial Statements).

  Cash provided by financing activities was $409.7 million in fiscal 1998, compared with $190.2 million in fiscal 1997. In fiscal 1998, cash provided by financing activities primarily consisted of $400 million in proceeds from the common stock issuance to SOFTBANK CORP. and in fiscal 1997 the net proceeds from the Company's secondary public offering. Cash provided by financing activities in fiscal 1996 of $58.1 million reflects net proceeds from the Company's initial public offering of Common Stock in August 1996 and private sales of Preferred Stock.

  The Company expects that it will incur approximately $75 million of capital expenditures for the 12 months ended September 30, 1999.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 Market Risk Disclosures

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and equity security price risk. The Company does not have derivative financial instruments for speculative or trading purposes.

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent at September 30, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

   Consolidated Statements of Shareowners' Equity for the Years Ended
    September 30, 1998, 1997 and 1996....................................  44

   Consolidated Statements of Cash Flows for the Years Ended September
    30, 1998, 1997 and 1996..............................................  45

   Notes to Consolidated Financial Statements............................  46

                         Independent Auditors' Report

To the Board of Directors and Shareowners of E*TRADE Group, Inc.:

  We have audited the accompanying consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareowners' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As discussed in Note 15, the consolidated financial statements give retroactive effect to the merger of ClearStation, Inc. with and into E*TRADE Group, Inc. on April 30, 1999, which has been accounted for as a pooling-of-interests.

DELOITTE & TOUCHE LLP

San Jose, California
November 23, 1998
(July 12, 1999 as to Note 15)

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                               September 30,
                                                            -------------------
                                                               1998      1997
                                                            ---------- --------
                          ASSETS

Current assets:
 Cash and equivalents...................................... $   21,890 $ 23,234
 Cash and investments required to be segregated under
  Federal or other regulations.............................      5,000   15,001
 Investment securities.....................................    502,534  191,958
 Brokerage receivables--net................................  1,310,235  724,365
 Other assets..............................................     11,710    6,970
                                                            ---------- --------
  Total current assets.....................................  1,851,369  961,528
Property and equipment--net................................     48,524   19,995
Investments................................................     58,342    5,519
Related party receivables..................................      3,719    3,259
Other assets...............................................      7,491    5,121
                                                            ---------- --------
    Total assets........................................... $1,969,445 $995,422
                                                            ========== ========
            LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities:
 Brokerage payables........................................ $1,184,917 $681,106
 Bank loan payable.........................................         --    9,400
 Accounts payable, accrued liabilities and other...........     74,992   21,542
                                                            ---------- --------
  Total liabilities........................................  1,259,909  712,048
                                                            ---------- --------

Commitments and contingencies (Notes 12, 13 and 15)

Shareowners' equity:
 Common stock, $.01 par: shares authorized, 300,000,000;
  shares issued and outstanding: 1998, 227,077,074; 1997,
  159,799,072..............................................      2,271    1,598
 Additional paid-in capital................................    680,319  265,754
 Retained earnings.........................................     14,210   16,022
 Cumulative translation adjustment.........................        210       --
 Unrealized gain on available-for-securities, net of tax...     12,526       --
                                                            ---------- --------
  Total shareowners' equity................................    709,536  283,374
                                                            ---------- --------
    Total liabilities and shareowners' equity.............. $1,969,445 $995,422
                                                            ========== ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                   Years Ended September 30,
                                                   --------------------------
                                                     1998      1997    1996
                                                   --------  -------- -------
Revenues:
 Transaction revenues............................. $162,097  $109,659 $44,178
 Interest--net of interest expense (A)............   56,020    25,265   4,813
 International....................................    7,031     4,000      --
 Other............................................   20,169    17,471  13,529
                                                   --------  -------- -------
  Net revenues....................................  245,317   156,395  62,520
                                                   --------  -------- -------
Cost of services..................................  111,888    73,381  38,027
                                                   --------  -------- -------
Operating expenses:
 Selling and marketing............................   71,447    28,160  10,944
 Technology development...........................   33,699    13,547   4,699
 General and administrative.......................   31,048    16,847   8,238
                                                   --------  -------- -------
  Total operating expenses........................  136,194    58,554  23,881
                                                   --------  -------- -------
  Total cost of services and operating expenses...  248,082   131,935  61,908
                                                   --------  -------- -------
Pre-tax income (loss).............................   (2,765)   24,460     612
Income tax expense (benefit)......................     (953)    9,425    (555)
                                                   --------  -------- -------
Net income (loss)................................. $ (1,812) $ 15,035 $ 1,167
                                                   ========  ======== =======
Net income (loss) per share:
 Basic............................................ $  (0.01) $   0.12 $  0.01
                                                   ========  ======== =======
 Diluted.......................................... $  (0.01) $   0.10 $  0.01
                                                   ========  ======== =======
Shares used in computation of net income (loss)
 per share:
 Basic............................................  169,791   129,408  78,564
 Diluted..........................................  169,791   143,496 119,728

--------
(A) Interest is presented net of interest expense of $39,714, $14,909 and $2,224 for fiscal years ended September 30, 1998, 1997 and 1996, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareowners' Equity
                                 (in thousands)

                                                                                          Unrealized
                                                                                            gain on
                            Preferred                                                     available-
                              Stock      Common Stock    Additional           Cumulative   for-sale      Total
                          ------------- ---------------   paid-in   Retained  translation securities, shareowners'
                          Shares Amount Shares   Amount   capital   earnings  adjustment  net of tax     equity
                          ------ ------ -------  ------  ---------- --------  ----------- ----------- ------------
BALANCE, OCTOBER 1,
 1995...................    100   $ 1    64,740  $  647   $  9,457  $ 2,243      $ --       $    --     $ 12,348
Net income..............                                              1,167                                1,167
Issuance of Series B
 preferred stock, net of
 issuance costs.........     20                              2,837                                         2,837
Issuance of Series C
 preferred stock, net of
 issuance costs.........     11                              8,950                                         8,950
Initial public
 offering...............                 20,108     201     46,201                                        46,402
Conversion of preferred
 stock..................   (131)   (1)   31,564     316       (315)                                           --
Exercise of stock
 warrants, including tax
 benefit................                  1,612      16        274                                           290
Exercise of stock
 options, including tax
 benefit................                  5,404      54        465                                           519
Issuance of common stock
 for services...........                     28                 20                                            20
Cash dividends--
 ShareData..............                                               (518)                                (518)
Other employee stock
 transactions...........                    (68)               (39)                                          (39)
                           ----   ---   -------  ------   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1996...................     --    --   123,388   1,234     67,850    2,892        --            --       71,976
Net income..............                                             15,035                               15,035
Adjustment for ShareData
 earnings...............                                               (746)                                (746)
Issuance of common
 stock, net of issuance
 costs..................                 29,220     292    188,533                                       188,825
Exercise of stock
 options, including tax
 benefit................                  7,068      71      8,521                                         8,592
Employee Stock Purchase
 Plan...................                    296       3        685                                           688
Cash dividends--
 ShareData..............                                             (1,159)                              (1,159)
Other employee stock
 transactions...........                   (173)     (2)       165                                           163
                           ----   ---   -------  ------   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1997...................     --    --   159,799   1,598    265,754   16,022        --            --      283,374
Net loss................                                             (1,812)                              (1,812)
Issuance of common
 stock, net of issuance
 costs..................                 63,264     633    398,825                                       399,458
Exercise of stock
 options, including tax
 benefit................                  3,549      36     14,391                                        14,427
Employee Stock Purchase
 Plan...................                    416       4      1,190                                         1,194
Foreign currency
 translation............                                                          210                        210
Unrealized gain on
 available-for-sale
 securities, net of
 tax....................                                                                     12,526       12,526
Other employee stock
 transactions...........                     49                159                                           159
                           ----   ---   -------  ------   --------  -------      ----       -------     --------
BALANCE, SEPTEMBER 30,
 1998...................     --   $--   227,077  $2,271   $680,319  $14,210      $210       $12,526     $709,536
                           ====   ===   =======  ======   ========  =======      ====       =======     ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                Years Ended September 30,
                                             ---------------------------------
                                                1998        1997       1996
                                             -----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................  $    (1,812) $  15,035  $   1,167
Non-cash items included in net income
 (loss):
 Deferred income taxes.....................          573      1,704       (487)
 Depreciation and amortization.............       12,553      3,793        901
 Income from equity investment.............       (1,198)    (1,785)      (228)
 Other.....................................         (219)      (179)       107
Net effect of changes in brokerage related
 assets and liabilities:
 Cash and investments required to be
  segregated under Federal or other
  regulations..............................       10,001     20,499    (35,500)
 Brokerage receivables.....................     (585,870)  (531,137)  (191,292)
 Brokerage payables........................      503,811    461,623    219,483
 Bank loan payable.........................       (9,400)     9,400         --
Other changes, net:
 Other assets..............................       (8,269)    (1,897)    (5,850)
 Accounts payable, accrued liabilities and
  other....................................       49,746     14,797      4,937
                                             -----------  ---------  ---------
Net cash used in operating activities......      (30,084)    (8,147)    (6,762)
                                             -----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.........      (35,765)   (15,742)    (9,474)
Purchase of investments....................      (32,278)        --     (2,000)
Purchase of investment securities..........   (3,237,731)  (993,282)  (337,073)
Sale/maturity of investment securities.....    2,924,167    836,877    302,070
Related party transactions.................           --     (3,147)        --
Acquisition of OptionsLink.................       (3,500)        --         --
Distributions received from equity
 investment................................        4,108        658         44
                                             -----------  ---------  ---------
Net cash used in investing activities......     (380,999)  (174,636)   (46,433)
                                             -----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net
 of issuance costs.........................      399,458    188,825     46,402
Proceeds from issuance of preferred stock,
 net of issuance costs.....................           --         --     11,787
Proceeds from exercise of stock options....        4,917      1,627        310
Proceeds from exercise of stock warrants...           --         --        113
Proceeds from Employee Stock Purchase
 Plan......................................        1,194        688         --
Proceeds from long-term note payable.......           --         --      2,500
Repayment of long-term note payable........           --         --     (2,500)
Cash dividends--ShareData..................           --     (1,159)      (518)
Other......................................        4,170        180        (28)
                                             -----------  ---------  ---------
Net cash provided by financing activities..      409,739    190,161     58,066
                                             -----------  ---------  ---------
INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS...............................       (1,344)     7,378      4,871
CASH AND EQUIVALENTS--Beginning of period..       23,234     15,856     10,985
                                             -----------  ---------  ---------
CASH AND EQUIVALENTS--End of period........  $    21,890  $  23,234  $  15,856
                                             ===========  =========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest.....................  $    37,714  $  13,440  $   2,013
                                             ===========  =========  =========
Cash paid for income taxes.................  $        --  $   1,235  $   1,025
                                             ===========  =========  =========
Non-cash financing activities:
 Tax benefit on exercise of stock options
  and warrants.............................  $     9,430  $   6,926  $     352
                                             ===========  =========  =========
 Unrealized gain on investment securities
  and investments..........................  $    21,156  $      --  $      --
                                             ===========  =========  =========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer. The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ShareData, Inc. ("ShareData") in July 1998 and ClearStation, Inc. ("ClearStation") in April 1999, both of which were accounted for as poolings of interests (see Note 15). All significant intercompany accounts and transactions have been eliminated.

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

  Foreign Currency Translation--Assets and liabilities of operations outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included as a separate component of shareowners' equity.

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

  Cash Equivalents--For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations or investment securities designated as available-for-sale) to be cash equivalents.

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

  Investments--Investment securities represent a portfolio of commercial paper, municipal bonds, corporate bonds, U.S. Government obligations, preferred stocks and money market funds. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included as a separate component of shareowners' equity. Realized gains and losses and declines in fair-value, judged to be other than temporary, are included in other revenues. The cost of securities sold is based on the average cost method and interest earned is included in interest revenue.

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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2001 and has not yet determined the effect, if any, of adopting the new standard.

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

4. PROPERTY AND EQUIPMENT--NET

  Property and equipment--net consists of the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Equipment................................................. $23,510 $12,737
     Leasehold improvements....................................  14,701   6,525
     Software..................................................  25,460   5,664
     Furniture and fixtures....................................   3,588   1,251
                                                                ------- -------
                                                                 67,259  26,177
     Less accumulated depreciation and amortization............  18,735   6,182
                                                                ------- -------
       Total property and equipment-net........................ $48,524 $19,995
                                                                ======= =======

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
                                                                  ------- ------
       Total investments......................................... $58,342 $5,519
                                                                  ======= ======

  Through July 7, 1998, the Company owned a 4.47% interest in Roundtable Partners LLC ("Roundtable"), a company formed to hold equity interests in securities trading and market making companies and which made distributions to its owners of a significant portion of its earnings. The Company had accounted for its investment in Roundtable under the equity method since its inception. On July 8, 1998, Roundtable was reorganized into a corporation known as Knight/Trimark Group, Inc. ("Knight/Trimark") coincident with an initial public offering of Knight/Trimark common stock. Knight/Trimark does not currently intend to pay dividends. As a result of this reorganization, all of the Company's ownership interest in Roundtable was converted into 2,566,432 shares of common stock of Knight/Trimark, which represents 4.99% of the issued and outstanding shares of common stock of Knight/Trimark. Effective July 8, 1998, the Company accounts for its investment in Knight/Trimark as a long-term marketable equity security held available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, this investment is carried at fair value at September 30, 1998, with unrealized gains of $12,340,000, net of tax of $8,505,000, reported as a separate component of shareowners' equity. The Company's investment in Knight/Trimark is subject to a sale restriction agreement with the underwriters of the initial public offering, which expires in January 1999.

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

  The note bears interest at 7% per annum which, together with the principal amount, is due and payable in July 2002. The warrant gives the Company the right to purchase shares of KAP Group. KAP Group has invested substantially all of its assets in another entity, which was formed for the purpose of engaging in electronic options trading. KAP Group investors include the Company's Chairman Emeritus of the Board of Directors and others.

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
                                                  =========  ========  =======

  Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

                                                              September 30,
                                                              ---------------
                                                               1998     1997
                                                              -------  ------
     Deferred tax assets:
      Reserves and allowances................................ $   599  $  412
      Net operating loss carryforwards.......................   2,189     487
      Depreciation and amortization..........................     828      --
      Deferred compensation..................................     999     533
      Other..................................................     685     164
                                                              -------  ------
       Total deferred tax assets.............................   5,300   1,596
                                                              -------  ------
     Deferred tax liabilities:
      Depreciation and amortization..........................      --  (2,292)
      Internally developed software..........................  (5,783)     --
      Other..................................................    (636)   (235)
                                                              -------  ------
       Total deferred tax liabilities........................  (6,419) (2,527)
     Valuation allowance ....................................    (385)     --
                                                              -------  ------
     Net deferred tax liability included in other
      liabilities............................................ $(1,504) $ (931)
                                                              =======  ======

  No valuation allowance has been provided for the deferred tax assets at September 30, 1998 and 1997 as full realization of these assets is expected, other than for the preacquisition tax loss carry forwards of ClearStation, which are subject to certain limitations.

  The effective tax rates differed from the federal statutory rates as follows:

                                               Years Ended September 30,
                                              ------------------------------
                                                1998       1997      1996
                                              ---------   -------- ---------
     Income tax expense (benefit) at federal
      statutory rate........................      (35.0)%    35.0%      35.0%
     State income taxes, net of federal tax
      benefit...............................       10.2       6.2        2.3
     Income of Subchapter S corporation.....       65.6      (1.9)    (130.8)
     Nondeductible acquisition costs........       24.5        --         --
     Preacquisition losses of
      ClearStation..........................       22.7        --         --
     Tax-exempt interest....................     (137.4)       --         --
     Other..................................       14.9      (0.8)       2.8
                                              ---------   -------  ---------
     Effective tax rate.....................      (34.5)%    38.5%     (90.7)%
                                              =========   =======  =========

  Prior to being acquired by the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes.

9. SHAREOWNERS' EQUITY

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

  In August 1996, the Company completed an initial public offering of 20,106,200 shares of the Company's common stock at a price of $2.63 per share. Each outstanding share of Series A, Series B and Series C Preferred Stock was automatically converted into 240 shares of common stock upon the closing of the initial public offering. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $6.4 million, were $46.4 million.

  In August 1997, the Company completed a secondary public offering of 29,220,000 shares of the Company's common stock at a price of $6.88 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

  In July 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of common stock to SOFTBANK CORP., a Japanese corporation, for an aggregate purchase price of $400 million.

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

  In July 1996, the shareowners of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan") and reserved 16,000,000 shares of common stock for future grants. Following adoption, no additional grants may be made under any prior plans. The 1996 Plan is divided into three components: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible employees. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-employee members of the Board of Directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date.

  A summary of stock option activity follows (in thousands):

                                                                        Weighted
                                                                Number  Average
                                                                  of    Exercise
                                                                Shares   Price
                                                                ------  --------
     Outstanding at September 30, 1995......................... 16,092   $ .11
      Granted.................................................. 16,368   $1.30
      Exercised................................................ (5,404)  $0.05
      Canceled.................................................   (716)  $1.57
                                                                ------   -----
     Outstanding at September 30, 1996......................... 26,340   $0.82
      Granted.................................................. 10,840   $5.27
      Exercised................................................ (7,068)  $0.23
      Canceled................................................. (3,992)  $1.74
                                                                ------   -----
     Outstanding at September 30, 1997......................... 26,120   $2.75
      Granted.................................................. 14,821   $5.73
      Exercised................................................ (3,548)  $1.41
      Canceled................................................. (2,849)  $4.27
                                                                ------   -----
     Outstanding at September 30, 1998......................... 34,544   $4.04
                                                                ======   =====

  On October 22, 1998, the Company implemented an option cancellation / regrant program pursuant to which employees who held outstanding stock options with an exercise price in excess of $4.25 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $4.25, the closing price of the Company's common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee's period of continued service with the Company measured from October 22, 1998, the regrant date. Options covering a total of 13,918,136 shares of the Company's common stock were cancelled and regranted under the program.

                                                              September 30,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------ ------
     Options available for grant.........................     608  4,852 11,480
     Options exercisable (as adjusted for the October 22,
      1998 transaction)..................................   6,951  1,880  3,656
     Options exercisable weighted average exercise
      price..............................................  $ 2.28 $ 1.09 $ 0.29

  The following table summarizes information on outstanding and exercisable stock options as of September 30, 1998 (as adjusted for the October 22, 1998 transaction):

                       Options Outstanding           Options Exercisable
               ----------------------------------- -----------------------
                               Weighted
                   Number       Average   Weighted     Number     Weighted
  Range of      Outstanding   Contractual Average   Exercisable   Average
 Exercisable   as of 9/30/98     Life     Exercise as of 9/30/98  Exercise
   Prices      (in thousands)   (Years)    Price   (in thousands)  Price
-------------  -------------- ----------- -------- -------------- --------
$ .07--$ 0.58       7,628        7.09      $0.44       2,299       $0.39
$ .92--$ 2.81       6,036        7.77      $2.20       2,432       $1.97
$2.90--$ 4.44      16,392        9.86      $4.23         268       $3.89
$4.52--$ 5.25       3,164        9.10      $4.75       1,884       $4.55
$5.26--$10.70       1,324        9.18      $6.42          68       $7.08
                   ------                              -----
$0.07--$10.70      34,544        8.79      $3.17       6,951       $2.28
                   ======                              =====

 Stock Purchase Plan

  In July 1996, the shareowners of the Company approved the 1996 Stock Purchase Plan (the "Purchase Plan"), and reserved 2,600,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

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

                                                        Years Ended September
                                                                 30,
                                                       ------------------------
                                                         1998     1997    1996
                                                       --------  ------- ------
     As Reported
     Net income (loss)................................ $ (1,812) $15,035 $1,167
     Net income (loss) per share-basic................ $  (0.01) $  0.12 $ 0.01
     Net income (loss) per share-diluted.............. $  (0.01) $  0.10 $ 0.01
     Pro Forma
     Net income (loss)................................ $(25,383) $ 8,728 $  501
     Net income (loss) per share-basic................ $  (0.15) $  0.07 $ 0.01
     Net income (loss) per share-diluted.............. $  (0.15) $  0.06 $ 0.00

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

  The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 in fiscal 1998, 1997 and 1996 were $3.02, $2.77 and $0.41, respectively.

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

10. NET INCOME (LOSS) PER SHARE

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                     Years Ended September 30,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
     Shares Used in Computation:
      Weighted average common shares outstanding
       used in computation of basic net income
       (loss) per share.............................  169,791  129,408   78,564
      Dilutive effect of stock options..............       --   14,088   41,164
                                                     -------- -------- --------
      Shares used in computation of diluted net
       income (loss) per share......................  169,791  143,496  119,728
                                                     ======== ======== ========

  Because the Company reported a net loss in fiscal 1998, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income in fiscal year 1998, there would have been 11,404,000 additional shares in the calculation of diluted earnings per share. Options to purchase 1,198,848 and 478,324 shares of common stock at prices ranging from $4.85 to $11.50 and $2.42 to $3.30 were outstanding as of September 30, 1997 and 1996, respectively, but not included in the computation of diluted net income (loss) per share for the years ended September 30, 1997 and 1996, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the years ended September 30, 1997 and 1996, respectively, and therefore would be anti-dilutive for purposes of this calculation.

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

  The Company has non-cancelable operating leases for office facilities through 2009 and operating leases for equipment through 2003. Future minimum rental commitments under these leases at September 30, 1998, are as follows (in thousands):

     Years ending September 30:
      1999............................................................ $ 28,341
      2000............................................................   22,245
      2001............................................................   14,889
      2002............................................................   10,842
      2003............................................................   10,611
      Thereafter......................................................   50,672
                                                                       --------
                                                                       $137,600
                                                                       ========

  Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1998, 1997 and 1996 was approximately $20,561,000, $11,389,000 and $2,697,000, respectively.

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

15. SUBSEQUENT EVENTS AND ACQUISITIONS

  In December 1998 and April 1999, the Company's Board of Directors voted to effect two separate two-for-one stock splits by distributing one additional share of common stock, par value $.01, for every share of common stock outstanding to shareowners of record as of January 15, 1999 and again as of May 7, 1999. The disclosures herein reflect the two-for-one stock splits which were effective on February 1, 1999 and May 21, 1999.

 OptionsLink

  In the first quarter of fiscal 1998, E*TRADE acquired the OptionsLink Division of Hambrech & Quist for a purchase price of $3.5 million. The purchase price exceeded the fair value of the assets acquired by $3.1 million, of which $2.9 million was capitalized as software and amortized over two years, in accordance with the Company's existing policy.

 ShareData

  On July 30, 1998, the Company acquired ShareData, Inc., ("ShareData"). ShareData supplies stock plan knowledge-based software for pre-IPO and public companies. The Company issued 5.2 million shares of its common stock in exchange for all outstanding common stock of ShareData. The Company also assumed all outstanding ShareData options, which were converted to options to purchase approximately 744,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ShareData. As a result of the acquisition, the combined Company incurred charges and direct transaction costs relating to the business combination of $1.2 million. These non-recurring costs have been charged to operations in the fourth quarter of fiscal 1998. Prior to the acquisition, ShareData reported on a calendar year end. Fiscal 1998 and 1997 include the results of ShareData for the twelve months ended September 30, 1998 and 1997, respectively. Fiscal 1996 includes the results of ShareData for the twelve months ended December 31, 1996. The results of operations for the quarter ended December 31, 1996 (revenues of $4,637,000 and net income of $746,000), included in both fiscal 1997 and 1996, is reflected as an adjustment to retained earnings in fiscal 1997. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

 ClearStation

  On April 30, 1999, the Company acquired ClearStation, Inc., ("ClearStation"). ClearStation is a financial media web site that integrates technical and fundamental analysis and discussion for investors. The Company issued 939,072 shares of common stock in exchange for all outstanding common stock of ClearStation. The Company also assumed all outstanding ClearStation options, which were converted to options to purchase approximately 112,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interest, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ClearStation from October 1997 (the date of ClearStation's inception). As a result of the acquisition, the Company incurred charges and direct transaction costs relating to the business combination of $250,000. These non-recurring costs have been charged to operations in the third quarter of fiscal 1999. Fiscal 1998 includes the results of ClearStation for the twelve months ended September 30, 1998. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The operating results of the separate Companies are as follows (in thousands):

                                                               Net    Net Income
                                                             Revenues   (Loss)
                                                             -------- ----------
     Year ended September 30, 1998
      E*TRADE Group......................................... $235,452  $ 2,418
      ShareData (through June 30, 1998).....................    9,865   (3,130)
      ClearStation..........................................       --   (1,100)
                                                             --------  -------
      Combined.............................................. $245,317  $(1,812)
                                                             ========  =======
     Year ended September 30, 1997
      E*TRADE Group......................................... $142,737  $13,905
      ShareData.............................................   13,658    1,130
      ClearStation..........................................       --       --
                                                             --------  -------
      Combined.............................................. $156,395  $15,035
                                                             ========  =======
     Year ended September 30, 1996
      E*TRADE Group......................................... $ 51,595  $  (828)
      ShareData.............................................   10,925    1,995
      ClearStation..........................................       --       --
                                                             --------  -------
      Combined.............................................. $ 62,520  $ 1,167
                                                             ========  =======

Telebanc

  On June 1, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"). Telebanc is the holding company of TeleBank, an Internet-based, federally chartered savings bank. Under the terms of the agreement, Telebanc shareowners will receive 1.05 shares of E*TRADE common stock for each share of Telebanc common stock. Following the merger, which is expected to be accounted for as a pooling of interest, Telebanc shareowners will own approximately 13 percent of E*TRADE's fully diluted common stock. The Boards of Directors of both companies have approved the merger, but final consummation of the merger, which is expected to be completed this fall, is contingent on regulatory approval and the vote of the Telebanc shareowners.

TIR (Holdings) Limited

  On July 12, 1999, the Company entered into an agreement with TIR (Holdings) Limited, a Cayman Islands company ("TIR"), pursuant to which the Company has agreed to acquire all of the outstanding ordinary shares of TIR in exchange for an aggregate of approximately $122,372,500 of E*TRADE common stock and TIR will become a wholly owned subsidiary of E*TRADE. The amount of such consideration was determined based on arm's-length negotiations between E*TRADE and TIR. The purpose of the acquisition is to build E*TRADE's infrastructure by providing the first global cross-border trading network for online investors and making trading in foreign securities accessible to retail, corporate and institutional investors alike. The acquisition is subject to the satisfaction of certain conditions and is intended to be accounted for as a pooling of interest.

16. QUARTERLY DATA (unaudited)

  The unaudited quarterly financial information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

  On November 23, 1998, the American Institute of Certified Public Accountants held the first meeting of a task force formed to prepare guidance for companies that account for business acquisitions under the purchase method of accounting which includes in-process research and development ("IPR&D"). At this meeting, representatives of the Securities and Exchange Commission ("SEC") expressed their views on this matter. After considering the new views taken by the SEC on IPR&D, the Company has reassessed its allocation of the purchase price of the OptionsLink acquisition made in the first quarter of fiscal 1998. Initially, $2.8 million of the purchase price had been allocated to IPR&D. Based on the SEC's recent guidance, the Company has reallocated a substantial part of the purchase price to capitalized software, to be amortized over two years, in accordance with the Company's existing policy. The net effect of these reallocations are to reduce reported net loss in fiscal year 1998 by $573,000 with no change to earnings per share. The impact of this change for the quarter ended September 30, 1998, due to increased amortization expense, is an increase in reported net loss by $169,000, with no change to earnings per share.

                                    Fiscal 1998                         Fiscal 1997
                          ----------------------------------- --------------------------------
                            4th       3rd      2nd      1st     4th     3rd      2nd     1st
                          Quarter   Quarter  Quarter  Quarter Quarter Quarter  Quarter Quarter
                          --------  -------  -------  ------- ------- -------  ------- -------
E*TRADE Group (as
 previously reported):
 Revenues...............  $ 64,296  $62,316  $53,309  $51,130 $48,477 $37,036  $32,201 $25,023
 Cost of services.......    31,991   28,722   24,280   22,747  23,384  21,834   13,198  12,425
 Net income (loss)......   (15,923)   6,560    6,118    4,914   5,523   3,068    3,054   2,260
 Net income (loss) per
  share:
 Basic..................  $  (0.08) $  0.03  $  0.03  $  0.03 $  0.04 $  0.02  $  0.03 $  0.02
 Diluted................  $  (0.08) $  0.03  $  0.02  $  0.03 $  0.04 $  0.02  $  0.02 $  0.02


ShareData, ClearStation
 and software
 adjustment:
 Revenues...............  $  4,401  $ 4,167  $ 2,822  $ 2,876 $ 3,507 $ 2,541  $ 2,973 $ 4,637
 Cost of services.......     1,282    1,064      979      823     916     677      633     314
 Net income (loss)......      (203)  (1,420)  (1,930)      72     353    (158)     189     746


Combined:
 Revenues...............  $ 68,697  $66,483  $56,131  $54,006 $51,984 $39,577  $35,174 $29,660
 Cost of services.......    33,273   29,786   25,259   23,570  24,300  22,511   13,831  12,739
 Net income (loss)......   (16,126)   5,140    4,188    4,986   5,876   2,910    3,243   3,006
 Net income (loss) per
  share:
 Basic..................  $  (0.08) $  0.03  $  0.03  $  0.03 $  0.04 $  0.02  $  0.03 $  0.02
 Diluted................  $  (0.08) $  0.03  $  0.02  $  0.03 $  0.04 $  0.02  $  0.02 $  0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  The Company's Proxy Statement for its 1999 Annual Meeting of Shareowners, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business-Executive Officers of the Registrant."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following documents are filed as part of this report:

      Consolidated Financial Statements and Financial Statement Schedules

      See "Item 8. Financial Statements and Supplementary Data"

    (b) Reports on Form 8-K

      During the three month period ended September 30, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission on July 17, 1998 in connection with the formation of a joint venture company in the United Kingdom, the licensing of certain E*TRADE trademarks in Korea, the acquisition of ShareData, Inc. and the agreement to sell 62,600,000 shares of the Company's common stock to SOFTBANK CORP.

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

                                          E*TRADE Group, Inc.

                                              /s/ Christos M. Cotsakos
                                          By: _________________________________
                                                   Christos M. Cotsakos
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: August 16, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

   /s/ Christos M. Cotsakos          Chairman of the Board and      August 16, 1999
____________________________________  Chief Executive Officer
    (Christos M. Cotsakos)            (principle executive
                                      officer)

   /s/ Leonard C. Purkis             Executive Vice President,      August 16, 1999
____________________________________  Finance and Administration,
      (Leonard C. Purkis)             Chief Financial Officer
                                      (principal financial and
                                      accounting officer)

   /s/ William A. Porter             Chairman Emeritus              August 16, 1999
____________________________________
     (William A. Porter)

   /s/ Richard S. Braddock           Director                       August 16, 1999
____________________________________
       (Richard S. Braddock)

   /s/ William E. Ford               Director                       August 16, 1999
____________________________________
       (William E. Ford)

   /s/ George Hayter                 Director                       August 16, 1999
____________________________________
       (George Hayter)

   /s/ Lester C. Thurow              Director                       August 16, 1999
____________________________________
      (Lester C. Thurow)

   /s/ Lewis E. Randall              Director                       August 16, 1999
____________________________________
      (Lewis E. Randall)

   /s/ Masayoshi Son                 Director                       August 16, 1999
____________________________________
       (Masayoshi Son)