Form 10-Q/A
period 1998-12-31
E TRADE GROUP INC
filed 1999-08-16
CIK 1015780

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

As of February 9, 1999, the number of shares outstanding of the registrant's common stock was 230,771,984.

                              E*TRADE Group, Inc.
                         Form 10-Q/A Quarterly Report
                    for the Quarter Ended December 31, 1998

                               Table of Contents

                                                                           Page
                                                                           ----
Part I -- Financial Information:

Item 1. Financial Statements

    Consolidated Statements of Operations.................................   3

    Consolidated Balance Sheets...........................................   4

    Consolidated Statements of Cash Flows.................................   5

    Notes to Consolidated Financial Statements............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  26

Part II -- Other Information:

Item 1. Legal Proceedings.................................................  28

Item 2. Changes in Securities and Use of Proceeds.........................  29

Item 3. Defaults Upon Senior Securities...................................  29

Item 4. Submission of Matters to a Vote of Security Holders...............  29

Item 5. Other Information.................................................  29

Item 6. Exhibits and Reports on Form 8-K..................................  29

Signatures................................................................  29

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

This Form 10-Q/A is being filed to give retroactive effect to the Company's acquisition of ClearStation, Inc. on April 30, 1999 which was accounted for as a pooling of interests (see Note 7 to the consolidated financial statements). Other than the acquisition of ClearStation, Inc., this Form 10-Q/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to December 31, 1998.

                          FORWARD-LOOKING STATEMENTS

Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectation and entail various risks and uncertainties that could cause actual results to differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K/A as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's financial statements and notes thereto.

                         PART I. Financial Information

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                    (in thousands, except per share amounts)

                                  (Unaudited)

                                                              Three Months
                                                             Ended December
                                                                   31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Revenue:
  Transaction revenues..................................... $ 60,320  $ 37,684
  Interest net of interest expense (A).....................   21,576    12,035
  International............................................    1,140        27
  Other....................................................    5,205     4,260
                                                            --------  --------
    Net revenues...........................................   88,241    54,006
                                                            --------  --------
Cost of services...........................................   41,289    23,571
                                                            --------  --------
Operating expenses:
  Selling and marketing....................................   41,031     9,193
  Technology development...................................   14,566     6,427
  General and administrative...............................   14,370     5,997
                                                            --------  --------
    Total operating expenses...............................   69,967    21,617
                                                            --------  --------
    Total cost of services and operating expenses..........  111,256    45,188
                                                            --------  --------
Operating income (loss)....................................  (23,015)    8,818
                                                            --------  --------
Non-operating expense:
  Loss on equity investments...............................     (103)      --
                                                            --------  --------
    Total non-operating expense............................     (103)      --
                                                            --------  --------
Pre-tax income (loss)......................................  (23,118)    8,818
Income tax expense (benefit)...............................   (9,572)    3,832
                                                            --------  --------
Net income (loss).......................................... $(13,546) $  4,986
                                                            ========  ========
Net income (loss) per share (Note 7):
  Basic.................................................... $  (0.06) $   0.03
                                                            ========  ========
  Diluted.................................................. $  (0.06) $   0.03
                                                            ========  ========
Shares used in computation of net income (loss) per share
 (Note 7):
  Basic....................................................  227,642   160,812
  Diluted..................................................  227,642   173,452

--------
(A) Interest is presented net of interest expense of $9,973 and $8,712 for the three months ended December 31, 1998 and 1997, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                     December 31, September 30,
                                                         1998         1998
                                                     ------------ -------------
                                                     (Unaudited)
                       ASSETS
Current assets:
 Cash and equivalents...............................  $   31,179   $   21,890
 Cash and investments required to be segregated un-
  der Federal or other regulations..................      21,500        5,000
 Investment securities..............................     486,653      502,534
 Brokerage receivables--net.........................   1,513,689    1,310,235
 Other assets.......................................      20,521       11,710
                                                      ----------   ----------
  Total current assets..............................   2,073,542    1,851,369
Property and equipment--net.........................      46,054       48,524
Investments.........................................     104,178       58,342
Related party receivables...........................       3,738        3,719
Other assets........................................      14,006        7,491
                                                      ----------   ----------
    Total assets....................................  $2,241,518   $1,969,445
                                                      ==========   ==========

        LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
 Brokerage payables.................................  $1,425,031   $1,184,917
 Accounts payable, accrued and other liabilities....      89,717       74,992
                                                      ----------   ----------
    Total liabilities...............................   1,514,748    1,259,909
                                                      ----------   ----------
Commitments and contingencies (Notes 6 and 7)

Shareowners' equity:
 Common stock, $.01 par value; shares authorized,
  300,000,000; shares issued and outstanding:
  December 1998, 228,382,946; September 1998,
  227,077,074.......................................       2,283        2,271
 Additional paid-in capital.........................     683,993      680,319
 Retained earnings..................................         664       14,210
 Accumulated other comprehensive income.............      39,830       12,736
                                                      ----------   ----------
  Total shareowners' equity.........................     726,770      709,536
                                                      ----------   ----------
    Total liabilities and shareowners' equity.......  $2,241,518   $1,969,445
                                                      ==========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                  (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................... $   (13,546) $   4,986
Non-cash items included in net income (loss):
  Deferred income taxes................................         --        (166)
  Depreciation and amortization........................       5,351      1,990
  Loss (income) from equity investment.................         103     (1,086)
  Options issued to consultants........................       2,200        --
  Other................................................         (19)      (132)
Net effect of changes in brokerage related assets and
 liabilities:
  Cash and investments required to be segregated under
   Federal or other
   regulations.........................................     (16,500)   (42,999)
  Brokerage receivables................................    (203,454)  (153,299)
  Brokerage payables...................................     240,114    179,271
  Bank loan payable....................................         --      (3,650)
Other changes, net:
  Other assets.........................................     (15,331)       438
  Accounts payable, accrued and other liabilities......      (4,204)     9,544
                                                        -----------  ---------
Net cash used in operating activities..................      (5,286)    (5,103)
                                                        -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.....................      (2,877)    (3,959)
Purchase of investment securities......................  (1,862,406)  (460,610)
Sale/maturity of investment securities.................   1,878,366    458,120
Acquisition of OptionsLink.............................         --      (3,500)
                                                        -----------  ---------
Net cash provided by (used in) investing activities....      13,083     (9,949)
                                                        -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee stock transactions..............       1,486      1,105
Other..................................................           6        --
                                                        -----------  ---------
Net cash provided by financing activities..............       1,492      1,105
                                                        -----------  ---------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS............       9,289    (13,947)
CASH AND EQUIVALENTS--Beginning of period..............      21,890     23,234
                                                        -----------  ---------
CASH AND EQUIVALENTS--End of period.................... $    31,179  $   9,287
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest................................. $    10,131  $   7,449
                                                        ===========  =========
Cash paid for income taxes............................. $       --   $     --
                                                        ===========  =========
Non-cash activities:
  Unrealized gain on available-for-sale securities..... $    44,236  $      58
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

  These consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report to Shareowners on Form 10-K/A for the fiscal year ended September 30, 1998.

  The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ShareData, Inc. ("ShareData") in July 1998 and ClearStation, Inc. ("ClearStation") in April 1999, as well as the reallocations made in the fourth quarter of fiscal 1998 for the allocation of the purchase price paid for OptionsLink, which was acquired in the first quarter of 1998 (See Note 15 to the annual financial statements filed with the SEC on Form 10-K/A).

  In December 1998 and April 1999, the Company's Board of Directors voted to effect a two-for-one-stock split by distributing one additional share of common stock, par value $.01, for every share of common stock outstanding to shareowners of record on January 15, 1999 and May 7, 1999. The disclosures herein reflect the two-for-one stock splits which were effective on February 1, 1999 and May 21, 1999.

Note 2.--Net Brokerage Receivables and Payables

  Net brokerage receivables and payables consists of the following (in thousands):

                                                     December 31, September 30,
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

Note 3.--Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows (in thousands):

                                                           Three Months Ended
                                                              December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
Net income (loss):........................................ $  (13,546) $  4,986
  Changes in other comprehensive income:
    Unrealized gain on available-for-sale securities, net
     of tax...............................................     26,303        58
    Cumulative translation adjustments....................        791       --
                                                           ----------  --------
Total comprehensive income................................ $   13,548  $  5,044
                                                           ==========  ========

Note 4.--Net Income (Loss) Per Share

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                            Three Months Ended
                                                               December 31,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
Shares Used in Computation:
  Weighted average common shares outstanding used in compu-
   tation of basic net income (loss) per share.............   227,642   160,812
  Dilutive effect of stock options.........................       --     12,640
                                                            --------- ---------
  Shares used in computation of diluted net income (loss)
   per share...............................................   227,642   173,452
                                                            ========= =========

  Because the Company reported a net loss for the quarter ended December 31, 1998, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income in this period, there would have been 12,522,000 additional shares in the calculation of diluted earnings per share. In addition, options to purchase 2,920,058 and 1,824,978 shares of common stock at prices ranging from $6.13 to $11.52 and $7.07 to $11.52 were outstanding as of December 31, 1998 and 1997, respectively, but not included in the computation of diluted net income (loss) per share for the quarters ended December 31, 1998 and 1997, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the quarters ended December 31, 1998 and 1997, respectively, and therefore are not common stock equivalents for purposes of this calculation.

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

                                                      December 31, September 30,
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

Note 7.--Subsequent Events

ClearStation

  On April 30, 1999, the Company acquired ClearStation, Inc. ("ClearStation"). ClearStation is a financial media web site that integrates technical and fundamental analysis and discussion for investors. The Company issued 939,072 shares of common stock in exchange for all outstanding common stock of ClearStation. The Company also assumed all outstanding ClearStation options, which were converted to options to purchase approximately 112,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interest, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ClearStation from October 1997 (the date of ClearStation's inception). As a result of the acquisition, the Company incurred charges and direct transaction costs relating to the business combination of $250,000. These non-recurring costs have been charged to operations in the third quarter of fiscal 1999. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

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

Stock Split

  In December 1998 and April 1999, the Company's Board of Directors voted to effect a two-for-one stock split by distributing one additional share of common stock, par value $.01, for every share of common stock outstanding to shareowners of record on January 15, 1999 and May 7, 1999. The disclosures herein reflect the two-for-one stock splits which were effective on February 1, 1999 and May 21, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of the Company as restated for its acquisition of ClearStation on April 30, 1999, which was accounted for as a pooling of interests, should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q/A. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere in this Form 10-Q/A.

Results of Operations

Three Months Ended December 31, 1998 vs. 1997

 Revenues

  The Company's revenues increased to $88.2 million in the first quarter of fiscal 1999, up 63% from $54.0 million in the equivalent period of fiscal 1998. Transaction revenues increased to $60.3 million for the first quarter of fiscal 1999, up 60% from $37.7 million for the equivalent period in fiscal 1998. Transaction revenues consist of commission revenues and payments based on order flow. Transactions for the first quarter of fiscal 1999 totaled 2.8 million or an average of 43,035 transactions per day. This represents an increase of 75% over the average daily transaction volume of 24,606 for the same period last year. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets as well as the increase in new customer accounts. Commission revenues for the first quarter of fiscal 1999 increased to $52.3 million, up 69% from $30.9 million for the same period a year ago. Average commissions per transaction declined to $19.00 in the first quarter of fiscal 1999, from $19.62 in the first quarter of fiscal 1998 primarily due to a change in product mix. Order flow revenue increased to $8.0 million for the first quarter of fiscal 1999, up 17% from $6.8 million for the same period in the prior year. Order flow revenue accounted for 13% of transaction revenue in the first quarter of 1999 compared to 18% in the comparable period in fiscal 1998. The slower growth in order flow revenue is reflective of a trend which the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997. These regulations reduced the bid/ask spread, thereby lowering market maker margins and accordingly limiting their ability to pay for order flow. Order flow revenue also decreased due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on what percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received under this allocation as order flow revenue.

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Net interest revenues increased to $21.6 million for the first quarter of fiscal 1999, up 79% from $12.0 million for the same period in fiscal 1998. This increase was primarily due to interest derived from customer operations of $16.2 million in the first quarter of fiscal 1999, an increase of $6.4 million or 65% compared to the equivalent period in fiscal 1998. The primary drivers affecting interest income from customer operations was the growth in customer accounts and an increase of 21% in average customer margin debit balances to $985 million, an increase of 29% in average customer credit balances to $296 million and an increase of 95% in average customer money market fund balances to $2.2 billion. Additionally, interest earned on investment securities increased 147% to $5.4 million in the first quarter of fiscal 1999, from $2.2 million in the equivalent period last year. This increase is consistent with the increase in investment securities over the same period.

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

  Other revenues increased to $5.2 million for the first quarter of fiscal 1999, up 22% from $4.3 million for the comparable period in fiscal 1998. Other revenues increased primarily due to increases in broker-related fees for services, growth in ShareData, Inc. licensing revenue, ClearStation revenues, and increased revenues from mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased to $41.3 million in the first quarter of fiscal 1999, up 75% from $23.6 million for the comparable period in fiscal 1998. Cost of services includes expenses related to the Company's clearing operations and customer service activities, and system maintenance and communication expenses. Cost of services as a percentage of net revenues was 47% in the first quarter of fiscal 1999 compared to 44% in the comparable period in 1998. This increase reflects the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California.

 Operating Expenses

  Selling and marketing expenses increased to $41.0 million for the first quarter of fiscal 1999, up 346% from $9.2 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses increased to 46% for the first quarter of fiscal 1999, from 17% in the first quarter of fiscal 1998. This increase reflects the Company's aggressive account and membership acquisition strategy which includes major marketing expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue throughout fiscal 1999. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased to $14.6 million for the first quarter of fiscal 1999, up 127% from $6.4 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development increased to 17% for the first quarter of fiscal 1999, from 12% for the first quarter of fiscal 1998. The increased level of expenses was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site and development efforts related to Destination E*TRADE and proprietary Stateless Architecture, and reflects the Company's continuing commitment to invest in new products and technologies to support potential future growth.

  General and administrative expenses increased to $14.4 million for the first quarter of fiscal 1999, up 140% from $6.0 million for the comparable period in fiscal 1998. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new technology and customer service support facility in Alpharetta, Georgia.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (41.4%) for the first quarter of fiscal 1999 and 43.5% for the comparable period in fiscal 1998. Prior to its merger with the Company, ShareData, Inc. was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the rate for the first quarter of fiscal 1999 reflects expected tax benefits from tax-exempt interest income.

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

  Cash used in operating activities was $5.4 million for the first quarter of fiscal 1999 compared with $5.1 million in the equivalent period in fiscal 1998. Cash used in operations during the quarter was relatively consistent with the equivalent quarter in fiscal 1998 as brokerage liabilities exceeded related assets by $36.7 million, and other assets, accounts payable, accrued and other liabilities decreased cash flow from operations by $19.5 million.

  Cash provided by investing activities was $13.2 million for the first quarter of fiscal 1999, compared to cash used in investing activities of $9.9 million in the equivalent period in fiscal 1998. The increase in cash provided by investing activities for the first quarter of fiscal 1999 was primarily a result of the net purchases and sale / maturity of investment securities of $16.1 million, in addition to a decrease in property and equipment purchases to $2.9 million from $4.0 million, and the acquisition of OptionsLink for $3.5 million in the first quarter of fiscal 1998. The Company expects that it will incur approximately $40 million of capital expenditures for the 12 months ended September 30, 1999.

  Cash provided by financing activities was $1.5 million for the first quarter of fiscal 1999, compared to $1.1 million in the equivalent period in fiscal 1998. The increase in cash provided by financing activities in the first quarter of fiscal 1999 was primarily a result of increases in the proceeds from employee stock transactions.

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

  .undetected errors in our internal software programs or computer systems;

  . our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected; or

  .heavy stress placed on our system during certain peak trading times.

  If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, and on certain days in February 1999, we again experienced similar systems failures. We could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have on certain occasions compensated customers for verifiable losses from such failures. To date, during our systems failures we were able to take orders by telephone, however, only associates with securities broker's licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

  .subsystem, component or software failure;

  .a power or telecommunications failure;

  .human error;

  .an earthquake, fire or other natural disaster; or

  .an act of God or war.

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

 Risks Associated with Government Regulation

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

  .sales methods;

  .trade practices among broker-dealers;

  .use and safekeeping of customers' funds and securities;

  .capital structure;

  .record keeping;

  .conduct of directors, officers and employees; and

  .supervision.

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

  Our mode of operation and profitability may be directly affected by:

  .additional legislation;

  . changes in rules promulgated by the SEC, the NASD, the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations; or

  .changes in the interpretation or enforcement of existing laws and rules.

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

 Risks Associated with Delays In Introduction of New Services and Products

  Our future success depends in part on our ability to develop and enhance our services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that we will be successful in achieving any of the following:

  .effectively using new technologies;

  .adapting our services and products to emerging industry standards;

  .developing, introducing and marketing service and product enhancements; or

  .developing, introducing and marketing new services and products.

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

 Risks Associated with Dependence on Intellectual Property Rights

  Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "E*TRADE" in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to "E*TRADE," thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "E*TRADE" would have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

  .enforce our intellectual property rights;

  .protect our trade secrets;

  .determine the validity and scope of the proprietary rights of others; or

  .defend against claims of infringement or invalidity.

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

 Risks Associated with International Strategy

  One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally. There can be no assurance that our international licensees will be able to market our branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage industry, such as:

  .unexpected changes in regulatory requirements, tariffs and other trade barriers;

  .difficulties in staffing and managing foreign operations;

  .political instability;

  .fluctuations in currency exchange rates;

  .reduced protection for intellectual property rights in some countries;

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  .potentially adverse tax consequences.

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

 Risks Associated with Acquisitions, Strategic Relationships

  We may acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including:

  .difficulties in the assimilation of acquired operations and products;

  .diversion of management's attention from other business concerns;

  .amortization of acquired intangible assets; and

  .potential loss of key employees of acquired companies.

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

  .market acceptance of online investing services and products;

  .the pace of development of the market for online commerce;

  .changes in trading volume in securities markets;

  .trends in securities markets;

  .domestic and international regulation of the brokerage industry;

  .changes in pricing policies by us or our competitors;

  .changes in strategy;

  .the success of or costs associated with acquisitions, joint ventures or other strategic relationships;

  .changes in key personnel;

  .seasonal trends;

  .the extent of international expansion;

  .the mix of international and domestic revenues;

  .changes in the level of operating expenses to support projected growth;
  and

  .general economic conditions.

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

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

                                          Dated: August 16, 1999

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