Form 10-Q/A
period 1999-03-31
E TRADE GROUP INC
filed 1999-08-16
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  As of May 7, 1999, the number of shares outstanding of the registrant's common stock was 234,079,656.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE GROUP, INC.

                         Form 10-Q/A Quarterly Report
                     For the Quarter Ended March 31, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I--Financial Information:

 Item 1. Financial Statements

         Consolidated Statements of Operations..........................     3

         Consolidated Balance Sheets....................................     4

         Consolidated Statements of Cash Flows..........................     5

         Notes to Consolidated Financial Statements.....................     6

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    12

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    28

 Part II--Other Information:

 Item 1. Legal and Administrative Proceedings...........................    29

 Item 2. Changes in Securities and Use of Proceeds......................    30

 Item 3. Defaults Upon Senior Securities................................    30

 Item 4. Submission of Matters to a Vote of Security Holders............    30

 Item 5. Other Information..............................................    31

 Item 6. Exhibits and Reports on Form 8-K...............................    31

 Signatures..............................................................   32

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

This Form 10-Q/A is being filed to give retroactive effect to the Company's acquisition of ClearStation, Inc. on April 30, 1999 which was accounted for as a pooling of interests (see Note 8 to the consolidated financial statements). Other than the acquisition of ClearStation, Inc., this Form 10-Q/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to March 31, 1999.

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

Item 1. Financial Statements

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (in thousands, except per share amounts)

                                  (Unaudited)

                                            Three Months
                                               Ended        Six Months Ended
                                             March 31,          March 31,
                                          ----------------- ------------------
                                            1999     1998     1999      1998
                                          --------  ------- --------  --------
Revenue:
  Transaction revenues................... $ 90,524  $37,778 $150,844  $ 75,462
  Interest-net of interest expense(A)....   28,440   12,618   50,016    24,653
  International..........................      876    1,593    2,016     1,620
  Other..................................    7,008    4,142   12,213     8,402
                                          --------  ------- --------  --------
    Net revenues.........................  126,848   56,131  215,089   110,137
                                          --------  ------- --------  --------
Cost of services.........................   56,573   25,258   97,862    48,829
                                          --------  ------- --------  --------
Operating expenses:
  Selling and marketing..................   60,006   11,723  101,037    20,916
  Technology development.................   15,256    7,355   29,822    13,782
  General and administrative.............   18,093    4,646   32,463    10,643
                                          --------  ------- --------  --------
    Total operating expenses.............   93,355   23,724  163,322    45,341
                                          --------  ------- --------  --------
    Total cost of services and operating
     expenses............................  149,928   48,982  261,184    94,170
                                          --------  ------- --------  --------
Operating income (loss)..................  (23,080)   7,149  (46,095)   15,967
                                          --------  ------- --------  --------
Non-operating income (expense):
  Gain on sale of investment.............   33,367      --    33,367       --
  Loss on equity investments.............   (1,231)     --    (1,334)      --
                                          --------  ------- --------  --------
    Total non-operating income...........   32,136      --    32,033       --
                                          --------  ------- --------  --------
Pre-tax income (loss)....................    9,056    7,149  (14,062)   15,967
Income tax expense (benefit).............    3,409    2,961   (6,163)    6,793
                                          --------  ------- --------  --------
Net income (loss)........................ $  5,647  $ 4,188 $ (7,899) $  9,174
                                          ========  ======= ========  ========
Net income (loss) per share (Note 5):
  Basic.................................. $   0.02  $  0.03 $  (0.03) $   0.06
                                          ========  ======= ========  ========
  Diluted................................ $   0.02  $  0.02 $  (0.03) $   0.05
                                          ========  ======= ========  ========
Shares used in computation of net income
 (loss) per share (Note 5):
  Basic..................................  230,949  162,084  229,351   161,441
  Diluted................................  247,697  172,545  229,351   172,807

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1999 and 1998 was $16,055 and $8,578, respectively. Interest expense for the six months ended March 31, 1999 and 1998 was $26,028 and $17,290, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                       March 31,  September 30,
                                                         1999         1998
                                                      ----------- -------------
                                                      (Unaudited)
                       ASSETS

Current assets:
 Cash and equivalents................................ $   49,658   $   21,890
 Cash and investments required to be segregated under
  Federal or other regulations.......................      5,000        5,000
 Investment securities...............................    409,192      502,534
 Brokerage receivables--net..........................  2,276,014    1,310,235
 Other assets........................................     19,070       11,710
                                                      ----------   ----------
  Total current assets...............................  2,758,934    1,851,369
Property and equipment--net..........................     65,722       48,524
Investments..........................................    482,043       58,342
Related party receivables............................        --         3,719
Other assets.........................................      6,193        7,491
                                                      ----------   ----------
    Total assets..................................... $3,312,892   $1,969,445
                                                      ==========   ==========

         LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities:
 Brokerage payables.................................. $2,133,456   $1,184,917
 Accounts payable, accrued and other liabilities.....    209,662       74,992
                                                      ----------   ----------
  Total liabilities..................................  2,343,118    1,259,909
                                                      ----------   ----------

Commitments and contingencies (Notes 7 and 8)

Shareowners' equity:
 Common stock, $.01 par value; shares authorized,
  300,000,000; shares issued and outstanding: March
  1999, 232,759,206; September 1998, 227,077,074.....      2,328        2,271
 Additional paid-in capital..........................    726,860      680,319
 Retained earnings...................................      6,311       14,210
 Accumulated other comprehensive income..............    234,275       12,736
                                                      ----------   ----------
  Total shareowners' equity..........................    969,774      709,536
                                                      ----------   ----------
    Total liabilities and shareowners' equity........ $3,312,892   $1,969,445
                                                      ==========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................... $    (7,899) $   9,174
  Reconciliation to net cash provided by (used in)
   operating activities:
    Deferred income taxes..............................      (2,909)      (481)
    Depreciation and amortization......................      12,125      4,372
    Loss on equity investments.........................       1,334        --
    Options issued to consultants......................       2,200        --
    Gain on sale of investment.........................     (33,367)       --
    Other..............................................         (19)      (849)
  Net effect of changes in brokerage-related assets and
   liabilities:
    Cash and investments required to be segregated
     under Federal or other regulations................         --      10,001
    Brokerage receivables..............................    (965,779)  (298,923)
    Brokerage payables.................................     948,539    290,958
  Other changes, net:
    Other assets.......................................      (7,162)       290
    Accounts payable, accrued and other liabilities....      16,030     31,425
                                                        -----------  ---------
      Net cash provided by (used in) operating
       activities......................................     (36,907)    45,967
                                                        -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...................     (29,323)   (14,060)
  Purchase of investment securities....................  (3,143,914)  (864,237)
  Sale/maturity of investment securities...............   3,237,157    874,680
  Proceeds from sale of investment.....................      33,495        --
  Acquisition of OptionsLink...........................         --      (3,500)
  Purchase of investments..............................     (50,708)       --
  Related party receivable.............................       3,738        --
                                                        -----------  ---------
      Net cash provided by (used in) investing
       activities......................................      50,445     (7,117)
                                                        -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from employee stock transactions............      14,208      2,436
  Other................................................          22        --
                                                        -----------  ---------
      Net cash provided by financing activities........      14,230      2,436
                                                        -----------  ---------
INCREASE IN CASH AND EQUIVALENTS.......................      27,768     41,286
CASH AND EQUIVALENTS--Beginning of period..............      21,890     23,234
                                                        -----------  ---------
CASH AND EQUIVALENTS--End of period.................... $    49,658  $  64,520
                                                        ===========  =========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest............................... $    28,753  $  16,429
                                                        ===========  =========
  Non-cash activities:
    Unrealized gain on available-for-sale securities... $   373,384  $      96
                                                        ===========  =========
    Tax benefit on exercise of stock options........... $    30,190        --
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

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

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

Note 4.--Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows (in thousands):

                                              Three Months      Six Months
                                                  Ended            Ended
                                                March 31,        March 31,
                                             ---------------- ----------------
                                               1999     1998    1999     1998
                                             --------  ------ --------  ------
   Net income (loss)........................ $  5,647  $4,188 $ (7,899) $9,174
   Changes in other comprehensive income:
     Unrealized gain on available-for-sale
      securities, net of tax................  194,719      38  221,022      96
     Cumulative translation adjustments.....     (274)    --       517     --
                                             --------  ------ --------  ------
       Total comprehensive income........... $200,092  $4,226 $213,640  $9,270
                                             ========  ====== ========  ======

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

Note 5.--Net Income (Loss) Per Share

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                  Three Months     Six Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                 --------------- ---------------
                                                  1999    1998    1999    1998
                                                 ------- ------- ------- -------
Shares Used in Computation:
  Weighted average common shares outstanding
   used in computation of basic net income
   (loss) per share............................. 230,949 162,084 229,351 161,441
  Dilutive effect of stock options..............  16,748  10,461     --   11,366
                                                 ------- ------- ------- -------
    Shares used in computation of diluted net
     income (loss) per share.................... 247,697 172,545 229,351 172,807
                                                 ======= ======= ======= =======

  Because the Company reported a net loss for the six months ended March 31, 1999, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income in this period, there would have been 16,350,000 additional shares in the calculation of diluted earnings per share.

  The following options to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated, and therefore are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                  Three Months   Six Months
                                                      Ended         Ended
                                                    March 31,     March 31,
                                                  ------------- -------------
                                                   1999   1998   1999   1998
                                                  ------ ------ ------ ------
   Options excluded from computation of diluted
    net income (loss) per share..................     66  8,120     88  5,370
   Exercise price ranges:
     High........................................ $30.39 $11.52 $30.39 $11.52
     Low......................................... $24.06 $ 6.02 $19.46 $ 6.57

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

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

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

  On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions. Plaintiff brings causes of action for breach of

                     E*TRADE GROUP, INC. AND SUBSIDIARIES
fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

Note 8.--Subsequent Events and Acquisitions

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

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

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

Stock Split

  On April 22, 1999, the Company's Board of Directors voted to effect a two-for-one stock split by distributing one additional share of Common Stock, par value $.01, for every share of Common Stock outstanding to shareowners of record on May 7, 1999. The disclosures herein reflect the two-for-one stock split which was effective on May 21, 1999.

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

Results of Operations

 Revenue Detail (in millions)

                                     Three Months Ended    Six Months Ended
                                         March 31,             March 31,
                                    -------------------- ---------------------
                                                 Percent               Percent
                                     1999  1998  Change   1999   1998  Change
                                    ------ ----- ------- ------ ------ -------
   Revenues:
     Transaction revenues:
       Commissions................. $ 80.6 $31.7   154 % $133.0 $ 62.6   112%
       Order flow..................    9.9   6.1    62 %   17.8   12.9    39%
                                    ------ -----   ---   ------ ------   ---
         Total transaction
          revenue..................   90.5  37.8   140 %  150.8   75.5   100%
                                    ------ -----   ---   ------ ------   ---
     Interest-net of interest
      expense(A):
       Brokerage...................   22.5  10.6   112 %   38.7   20.4    89%
       Other.......................    5.9   2.0   195 %   11.3    4.2   171%
                                    ------ -----   ---   ------ ------   ---
         Total interest............   28.4  12.6   125 %   50.0   24.6   103%
                                    ------ -----   ---   ------ ------   ---
     International.................    0.9   1.6   (44)%    2.0    1.6    25%
     Other.........................    7.0   4.1    69 %   12.2    8.4    45%
                                    ------ -----   ---   ------ ------   ---
         Total revenues............ $126.8 $56.1   126 % $215.1 $110.1    95%
                                    ====== =====   ===   ====== ======   ===
   Transactions per day............    0.7   0.3   168 %    0.6    0.3   122%
   Transaction per period..........    4.3   1.6   166 %    7.1    3.2   121%

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended March 31, 1999 and 1998 was $16,055 and $8,578, respectively. Interest expense for the six months ended March 31, 1999 and 1998 was $26,028 and $17,290, respectively.

  The Company's revenues increased to $126.8 million in the second quarter of fiscal 1999, up 126% from $56.1 million in the equivalent period of fiscal 1998. The Company's revenues increased to $215.1 million for the six months ended March 31, 1999, up 95% from $110.1 million in the equivalent period of fiscal 1998. Revenues increased mainly due to higher customer trading volume and an increase in customer assets.

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

  Commission revenues for the second quarter of fiscal 1999 increased to $80.6 million, up 154% from $31.7 million for the same period a year ago. Commission revenues for the six months ended March 31, 1999 increased to $133.0 million, up 112% from $62.6 million for the same period a year ago.

  Order flow revenue increased to $9.9 million for the second quarter of fiscal 1999, up 62% from $6.1 million for the same period in the prior year. Order flow revenue accounted for 11% of transaction revenue in the second quarter of fiscal 1999 compared to 16% in the comparable period in fiscal 1998. Order flow revenue increased to $17.8 million for the six months ended March 31, 1999, up 39% from $12.9 million for the same period in the prior year. Order flow revenue accounted for 12% of transaction revenue in the six months ended March 31, 1999 compared to 17% in the comparable period in fiscal 1998. Order flow revenue as a percentage of total revenue decreased primarily due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received from this allocation as order flow revenue.

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

  Net interest revenues increased to $28.4 million for the second quarter of fiscal 1999, up 125% from $12.6 million for the same period in fiscal 1998. This increase was primarily due to interest derived from customer operations of $22.5 million in the second quarter of fiscal 1999, up $11.9 million or 112% compared to the equivalent period in fiscal 1998. Average customer margin debit balances were up 68% to $1.6 billion, and average customer money market fund balances increased 35% to $2.9 billion. Additionally, interest earned on investment securities increased to $5.9 million in the second quarter of fiscal 1999, up 195% from $2.0 million in the equivalent period in fiscal 1998. Net interest revenues increased to $50.0 million for the six months ended March 31, 1999, up 103% from $24.6 million for the same period in fiscal 1998.

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

  Other revenues increased to $7.0 million in the second quarter of fiscal 1999, up 69% from $4.1 million for the comparable period in fiscal 1998. Other revenues increased to $12.2 million for the six months ended March 31, 1999, up 45% from $8.4 million for the comparable period in fiscal 1998. Other revenues increased primarily due to increases in broker-related fees for services, growth in ShareData licensing revenue, ClearStation revenues, and increased revenues from mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased to $56.6 million in the second quarter of fiscal 1999, up 124% from $25.3 million for the comparable period in fiscal 1998. Cost of services as a percentage of net revenues was 45% in the second quarter of fiscal 1999 and 1998. Cost of services as a percentage of net revenues was 45% for the six months ended March 31, 1999 compared to 44% in the comparable period in fiscal 1998. Cost of services includes expenses related to the Company's clearing operations, customer service activities, system maintenance and communications. These increases reflect the overall increase in customer transactions processed by the Company, customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California, and Alpharetta, Georgia.

 Operating Expenses

  Selling and marketing expenses increased to $60.0 million for the second quarter of fiscal 1999, up 411% from $11.7 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses were 47% for the second quarter of fiscal 1999 and 21% for the second quarter of fiscal 1998. Selling and marketing expenses increased to $101.0 million for the six months ended March 31, 1999, up 383% from $20.9 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses increased to 47% for the six months ended March 31, 1999, from 19% in the equivalent period of fiscal 1998. Selling and marketing expenses include media, print and direct mail advertising, and related production, printing and postage costs. The increase in selling and marketing expenses reflect the Company's aggressive account and membership acquisition strategy which includes major marketing expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing customer base and market share, and maintaining customer retention rates. These increased expenditure levels are expected to continue throughout fiscal 1999. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased to $15.3 million for the second quarter of fiscal 1999, up 107% from $7.4 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development remained fairly consistent at 12% for the second quarter of fiscal 1999 and 13% for the second quarter of fiscal 1998. Technology development expenses increased to $29.8 million for the six months ended March 31, 1999, up 116% from $13.8 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development increased to 14% for the six months ended March 31, 1999, from 13% for the six months ended March 31, 1998. The increased level of expenses was incurred to enhance the Company's existing product offerings and reflects the Company's continuing commitment to invest in new products and technologies to support potential future growth.

  General and administrative expenses increased to $18.1 million for the second quarter of fiscal 1999, up 289% from $4.6 million for the comparable period in fiscal 1998. General and administrative expenses increased to $32.5 million for the six months ended March 31, 1999, up 205% from $10.6 million for the comparable period in fiscal 1998. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new technology and customer service support facility in Alpharetta, Georgia.

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

 Income Tax Expense (benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of 37.6% for the second quarter of fiscal 1999 and 41.4% for the comparable period in fiscal 1998. Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (43.8%) for the six months ended March 31, 1999 and 42.5% for the comparable period in fiscal 1998. Prior to its merger with the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the rate for the second quarter of fiscal 1999 reflects tax benefits from tax-exempt interest income.

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

  Cash used in operating activities was $36.9 million for the six months ended March 31, 1999 compared with cash provided by operating activities of $46.0 million in the equivalent period in fiscal 1998. Cash used in operations increased primarily due to increased operating expenditures, including significant increases in sales and marketing expenses associated with the Company's aggressive account and membership acquisition strategy.

  Cash provided by investing activities was $50.4 million for the six months ended March 31, 1999, compared to cash used in investing activities of $7.1 million in the equivalent period in fiscal 1998. The increase in cash provided by investing activities was primarily a result of proceeds of $33 million from the sale of a portion of the Company's investment in Knight/Trimark, Inc., and net purchases and sale/maturity of investment securities of $93.2 million, offset by purchases of investments of $50.7 million and purchases of property and equipment of $29.3 million. The Company expects that it will incur approximately $50 to $75 million of capital expenditures during the second half of fiscal 1999.

  Cash provided by financing activities was $14.2 million for the six months ended March 31, 1999, compared to $2.4 million in the equivalent period in fiscal 1998. The increase in cash provided by financing activities was primarily a result of increases in the proceeds from employee stock transactions.

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

Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent at March 31, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

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

Item 4. Submission of Matters to a Vote of Security Holders--

  The annual meeting of shareowners was held on March 9, 1999. Christos M. Cotsakos, William A. Porter, Richard S. Braddock, and Masayoshi Son were elected as directors, as tabulated below.

     Against or Election of Directors                          For      Witheld
     --------------------------------                       ---------- ---------
     Christos M. Cotsakos.................................. 97,495,090 1,773,688
     William A. Porter..................................... 97,502,358 1,766,420
     Richard S. Braddock................................... 97,499,930 1,768,848
     Masayoshi Son......................................... 97,500,200 1,768,578

  In addition, William E. Ford, George Hayter, Lewis Randall and Lester C. Thurow will continue as directors.

  The proposal to amend the Company's certificate of incorporation was approved, as tabulated below.

                                                          Against or
                                                  For      Witheld   Abstentions
                                               ---------- ---------- -----------
     Votes.................................... 98,333,082  889,456     46,240

  The proposal to approve a series of amendments to the Company's 1996 Stock Incentive Plan (the "Plan"), including a 5,500,000 share increase in the maximum number of shares of Common Stock reserved for issuance under the Plan was approved, as tabulated below.

                                         For     Against or Withheld Abstentions
                                      ---------- ------------------- -----------
     Votes........................... 89,323,990      9,801,190        143,598

  The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 30, 1999 was approved, as tabulated below.

                                         For     Against or Withheld Abstentions
                                      ---------- ------------------- -----------
     Votes........................... 99,108,634        105,040         55,104

Item 5. Other Information--

  None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

  On April 14, 1999, the Company filed a Current Report on Form 8-K, relating to an acquisition agreement with ClearStation, Inc., a California corporation ("ClearStation"), pursuant to which Crystal Acquisition Corporation, a wholly owned subsidiary of E*TRADE, was merged with and into ClearStation, with ClearStation continuing as the surviving entity and as a wholly owned subsidiary of E*TRADE. The security holders of ClearStation will receive an aggregate of 939,072 shares of E*TRADE Common Stock in the merger.

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