Form 10-Q
period 1999-06-30
E TRADE GROUP INC
filed 1999-08-16
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended June 30, 1999

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

As of August 10, 1999, the number of shares outstanding of the registrant's common stock was 234,548,699.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
Part I -- Financial Information:

Item 1. Financial Statements

    Consolidated Statements of Operations.................................   3

    Consolidated Balance Sheets...........................................   4

    Consolidated Statements of Cash Flows.................................   5

    Notes to Consolidated Financial Statements............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  27

Part II -- Other Information:

Item 1. Legal and Administrative Proceedings..............................  29

Item 2. Changes in Securities and Use of Proceeds.........................  30

Item 3. Defaults Upon Senior Securities...................................  30

Item 4. Submission of Matters to a Vote of Security Holders...............  30

Item 5. Other Information.................................................  30

Item 6. Exhibits and Reports on Form 8-K..................................  31

Signatures................................................................  32

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

                          FORWARD-LOOKING STATEMENTS

Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K/A as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's financial statements and notes thereto.

                         PART I. Financial Information

Item 1. Financial Statements

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (in thousands, except per share amounts)

                                  (Unaudited)

                                          Three Months     Nine Months Ended
                                         Ended June 30,         June 30,
                                        ------------------ -------------------
                                          1999      1998     1999       1998
                                        ---------  ------- ---------  --------
Revenue:
  Transaction revenues................. $ 106,067  $43,419 $ 256,911  $118,881
  Interest-net of interest expense(A)..    34,561   14,137    84,577    38,790
  International........................     1,925    3,045     3,941     4,665
  Other................................     9,189    5,883    21,402    14,285
                                        ---------  ------- ---------  --------
    Net revenues.......................   151,742   66,484   366,831   176,621
                                        ---------  ------- ---------  --------
Cost of services.......................    72,373   29,786   170,235    78,615
                                        ---------  ------- ---------  --------
Operating expenses:
  Selling and marketing................    82,369   13,308   183,406    34,224
  Technology development...............    20,659    7,297    50,481    21,079
  General and administrative...........    15,388    7,453    47,851    18,096
  Merger related expenses..............     3,652      --      3,652       --
                                        ---------  ------- ---------  --------
    Total operating expenses...........   122,068   28,058   285,390    73,399
                                        ---------  ------- ---------  --------
    Total cost of services and operat-
     ing expenses......................   194,441   57,844   455,625   152,014
                                        ---------  ------- ---------  --------
Operating income (loss)................   (42,699)   8,640   (88,794)   24,607
                                        ---------  ------- ---------  --------
Non-operating income (expense):
  Gain on sale of investment...........     4,303      --     37,670       --
  Earnings (loss) on equity invest-
   ments...............................      (851)     --     (2,185)      --
                                        ---------  ------- ---------  --------
    Total non-operating income.........     3,452      --     35,485       --
                                        ---------  ------- ---------  --------
Pre-tax income (loss)..................   (39,247)   8,640   (53,309)   24,607
Income tax expense (benefit)...........   (15,031)   3,499   (21,194)   10,292
                                        ---------  ------- ---------  --------
Net income (loss)...................... $ (24,216) $ 5,141 $ (32,115) $ 14,315
                                        =========  ======= =========  ========
Net income (loss) per share (Note 5):
  Basic................................ $   (0.10) $  0.03 $   (0.14) $   0.09
                                        =========  ======= =========  ========
  Diluted.............................. $   (0.10) $  0.03 $   (0.14) $   0.08
                                        =========  ======= =========  ========
Shares used in computation of net in-
 come (loss) per share
 (Note 5):
  Basic................................   232,583  164,729   230,595   161,441
  Diluted..............................   232,583  173,232   230,595   172,808

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended June 30, 1999 and 1998 was $23,957 and $9,942, respectively. Interest expense for the nine months ended June 30, 1999 and 1998 was $49,985 and $27,232, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                      (in thousands, except share amounts)

                                                       June 30,    September 30,
                                                         1999          1998
                                                      -----------  -------------
                                                      (Unaudited)
                       ASSETS
Current assets:
  Cash and equivalents............................... $   29,495    $   21,890
  Cash and investments required to be segregated un-
   der Federal or other regulations..................      5,005         5,000
  Investment securities..............................    280,047       502,534
  Brokerage receivables--net.........................  2,830,439     1,310,235
  Other assets.......................................     28,154        11,710
                                                      ----------    ----------
    Total current assets.............................  3,173,140     1,851,369
Property and equipment--net..........................     97,585        48,524
Investments..........................................    556,142        58,342
Related party receivables............................         --         3,719
Other assets.........................................      5,803         7,491
                                                      ----------    ----------
    Total assets..................................... $3,832,670    $1,969,445
                                                      ==========    ==========
         LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities:
  Brokerage payables................................. $2,587,729    $1,184,917
  Accounts payable, accrued and other liabilities....    255,735        74,992
                                                      ----------    ----------
    Total liabilities................................  2,843,464     1,259,909
                                                      ----------    ----------
Commitments and contingencies (Notes 7 and 8)
Shareowners' equity:
  Common stock, $.01 par value; shares authorized,
   600,000,000; shares issued and outstanding: June
   1999, 233,806,525; September 1998, 227,077,074....      2,338         2,271
  Additional paid-in capital.........................    737,693       680,319
  Retained earnings (deficit)........................    (17,905)       14,210
  Accumulated other comprehensive income.............    267,080        12,736
                                                      ----------    ----------
    Total shareowners' equity........................    989,206       709,536
                                                      ----------    ----------
    Total liabilities and shareowners' equity........ $3,832,670    $1,969,445
                                                      ==========    ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                 (in thousands)

                                  (Unaudited)

                                                          Nine Months Ended
                                                              June 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..................................... $  (32,115) $   14,315
 Reconciliation to net cash provided by (used in) oper-
  ating activities:
  Deferred income taxes................................     (2,909)       (616)
  Depreciation and amortization........................     20,176       7,439
  Loss (earnings) on equity investments................      2,185      (1,198)
  Options issued to consultants........................      2,200         --
  Gain on sale of investment...........................    (37,670)        --
  Other................................................        (12)       (467)
 Net effect of changes in brokerage-related assets and
  liabilities:
  Cash and investments required to be segregated under
   Federal or other regulations........................         (5)     10,001
  Brokerage receivables................................ (1,520,204)   (406,716)
  Brokerage payables...................................  1,402,812     353,324
  Repayment of bank notes payable......................        --       (5,400)
 Other changes, net:
  Other assets.........................................    (14,756)     (6,805)
  Accounts payable, accrued and other liabilities......     47,592      46,394
                                                        ----------  ----------
    Net cash provided by (used in) operating activi-
     ties..............................................   (132,706)     10,271
                                                        ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....................    (69,237)    (28,291)
 Purchase of investments and investment securities..... (3,750,615) (1,238,995)
 Sale/maturity of investment securities................  3,973,002   1,256,809
 Proceeds from sale of investment......................     38,183         --
 Acquisition of OptionsLink............................        --       (3,500)
 Purchase of investments...............................    (70,604)     (8,092)
 Distributions received from equity investment.........         --       3,370
 Related party receivable..............................      3,738         --
                                                        ----------  ----------
    Net cash provided by (used in) investing activi-
     ties..............................................    124,467     (18,699)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from employee stock transactions.............     15,805       2,986
 Proceeds from note payable............................        --        4,081
 Other.................................................         39         --
                                                        ----------  ----------
    Net cash provided by financing activities..........     15,844       7,067
                                                        ----------  ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS............      7,605      (1,361)
CASH AND EQUIVALENTS--Beginning of period..............     21,890      23,234
                                                        ----------  ----------
CASH AND EQUIVALENTS--End of period.................... $   29,495      21,873
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest................................ $   52,083  $   25,511
                                                        ==========  ==========
 Non-cash activities:
   Unrealized gain on available-for-sale securities.... $  429,052         --
                                                        ==========  ==========
   Tax benefit on exercise of stock options............ $   39,436         --
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

  The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ClearStation Inc. ("ClearStation") in April 1999 and the acquisition of ShareData, Inc. ("ShareData") in July 1998, as well as the reallocations made in the fourth quarter of fiscal 1998 for the allocation of the purchase price paid for OptionsLink, which was acquired in the first quarter of 1998 (See Note 15 to the annual financial statements filed with the SEC on Form 10-K/A).

Note 2.--Net Brokerage Receivables and Payables

  Net brokerage receivables and payables consists of the following (in thousands):

                                                        June 30,  September 30,
                                                          1999        1998
                                                       ---------- -------------
Receivable from customers and non-customers (less al-
 lowance for doubtful accounts of $7,025 at June 30,
 1999 and $862 at September 30, 1998)................. $2,369,316  $  961,305
Receivable from brokers, dealers and clearing organi-
 zations:
  Net settlement and deposits with clearing organiza-
   tions..............................................     20,098      14,854
  Deposits paid for securities borrowed...............    425,905     328,989
  Securities failed to deliver........................      4,281         728
  Other...............................................     10,839       4,359
                                                       ----------  ----------
    Total net brokerage receivables................... $2,830,439  $1,310,235
                                                       ==========  ==========
Payable to customers and non-customers................ $  692,920  $  340,044
Payable to brokers, dealers and clearing organiza-
 tions:
  Deposits received for securities loaned.............  1,874,379     839,422
  Securities failed to receive........................      4,659       1,222
  Other...............................................     15,771       4,229
                                                       ----------  ----------
    Total net brokerage payables...................... $2,587,729  $1,184,917
                                                       ==========  ==========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. At June 30, 1999 and September 30, 1998, credit extended to customers and non-customers with respect to margin accounts was $2,359 million and $956 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

Note 3.-- Investments

  In January 1999, the Company acquired a 25 percent voting interest in Archipelago Holdings, LLC ("Archipelago"). Archipelago owns 100 percent of Archipelago, LLC, which operates an Electronic Communication Network ("ECN") for Nasdaq stocks. In connection with such investment, the Company entered into an assistance agreement with Archipelago, which requires the Company to provide certain operational and technical assistance to Archipelago. The agreement provides that the Company will initially be entitled to representation on Archipelago's board of managers in proportion to its holding of voting interests. In May 1999, Archipelago completed a round of private financing whereby the Company's ownership position was reduced to 20%.

  In February 1999, the Company acquired a 28 percent voting interest in E*OFFERING Corp. ("E*OFFERING"), a full-service, Internet-based investment bank. E*OFFERING provides individual and institutional investors greater access to public offerings. E*OFFERING leverages the Internet to improve the process of raising capital for companies by reducing time to market and underwriting costs traditionally associated with the registration process, while broadening capital distribution. Additionally, E*OFFERING provides after-market support and shareholder communication services.

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

Note 4.--Comprehensive Income

  On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income is as follows (in thousands):

                                             Three Months       Nine Months
                                                 Ended             Ended
                                               June 30,           June 30,
                                            ----------------  -----------------
                                              1999     1998     1999     1998
                                            --------  ------  --------  -------
Net income (loss).......................... $(24,216) $5,141  $(32,115) $14,315
Changes in other comprehensive income:
  Unrealized gain on available-for-sale se-
   curities, net of tax....................   33,070      (3)  254,092       93
  Cumulative translation adjustments.......     (265)    --        252      --
                                            --------  ------  --------  -------
    Total comprehensive income............. $  8,589  $5,138  $222,229  $14,408
                                            ========  ======  ========  =======

Note 5.--Net Income (Loss) Per Share

  The following table sets forth the computation of shares used in the computations of basic and diluted net income (loss) per share (in thousands):

                                                 Three Months     Nine Months
                                                     Ended           Ended
                                                   June 30,        June 30,
                                                --------------- ---------------
                                                 1999    1998    1999    1998
                                                ------- ------- ------- -------
Shares Used in Computation:
  Weighted average common shares outstanding
   used in computation of basic net income
   (loss) per share............................ 232,583 164,729 230,595 161,441
  Dilutive effect of stock options.............      --   8,503     --   11,367
                                                ------- ------- ------- -------
    Shares used in computation of diluted net
     income (loss) per share................... 232,583 173,232 230,595 172,808
                                                ======= ======= ======= =======

  Because the Company reported a net loss for the three months ended June 30, 1999, and the nine months ended June 30, 1999, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended June 30, 1999, there would have been 18,181,000 additional shares in the calculation of diluted earnings per share. If the Company had reported net income for the nine months ended June 30, 1999, there would have been 16,196,000 additional shares in the calculation of diluted earnings per share.

  The following options to purchase shares of common stock were not included in the computation of diluted net income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated, and therefore are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                    Three Months   Nine Months
                                                     Ended June    Ended June
                                                         30,           30,
                                                    ------------- -------------
                                                     1999   1998   1999   1998
                                                    ------ ------ ------ ------
Options excluded from computation of diluted net
 income (loss) per share...........................    799  9,686    369  6,807
Exercise price ranges:
  High............................................. $58.75 $11.52 $58.75 $11.52
  Low.............................................. $45.95 $ 5.63 $25.56 $ 6.02

Note 6.--Regulatory Requirements

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934, administered by the SEC and the National Association of Securities Dealers, Inc. ("NASD"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

                                                         June 30,  September 30,
                                                           1999        1998
                                                         --------  -------------
Net capital............................................. $184,510     $97,355
Percentage of aggregate debit balances..................      7.4%        9.5%
Required net capital.................................... $ 49,921     $20,429
Excess net capital...................................... $134,589     $76,926

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

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. On June 1, 1999, the court entered an order denying plaintiffs' motion for class certification. While the court declined to certify a class as to any of plaintiffs' alleged claims, it did indicate that plaintiffs may be able to pursue one of their claims (relating to the Company's commission structure) on a representative basis. Plaintiffs have filed a notice of appeal. This proceeding is at an early stage and the Company is unable to predict its ultimate outcome. However, the Company believes it has meritorious defenses to the claims and intends to conduct vigorous defenses. An unfavorable outcome in any matters, which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. Subsequently on February 19, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Mario Cirignani, on behalf of himself and other similarly situated individuals. Both complaints allege damages and seek injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999, system interruptions and allege a class of all E*TRADE account holders as of February 2, 1999. Pursuant to a stipulation of counsel dated March 23, 1999, the Court consolidated the Divito and Cirignani actions for all purposes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

  On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999, system interruptions. Plaintiff brings causes of action for breach of fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to E*TRADE customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. The Rosenberg complaint alleges violations of the Consumer Legal

Remedies Act and the California Unfair Business Practices Act in relation to E*TRADE 's IPO business. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  From time to time, the Company has been threatened with, or named as a defendant in, lawsuits and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

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

Note 8.--Subsequent Events and Acquisitions

Acquisitions

  On June 1, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"). Telebanc is the holding company for Telebank, the nation's largest branchless bank providing banking products and services over the Internet. Under the terms of the agreement, Telebanc shareowners will receive 1.05 shares of E*TRADE common stock for each share of Telebanc common stock. Following the merger, which is expected to be accounted for as a pooling of interests, Telebanc shareowners will own approximately 13 percent of E*TRADE's fully diluted common stock. The Board of Directors of both companies have approved the merger, but final consummation of the merger, which is expected to be completed this fall, is contingent upon regulatory approval and the vote of the Telebanc shareowners.

  On July 13, 1999, the Company announced a definitive agreement to acquire TIR Holdings Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. TIR shareholders will receive E*TRADE common stock valued at approximately $122 million in a transaction that is anticipated to be accounted for as a pooling of interests.

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

Results of Operations

 Revenue Detail (in millions, except percentage data)

                                       Three Months         Nine Months
                                        Ended June           Ended June
                                           30,                  30,
                                       ------------ Percent ------------ Percent
                                        1999  1998  Change   1999  1998  Change
                                       ------ ----- ------- ------ ----- -------
Revenues:
 Transaction revenues:
  Commissions......................... $ 95.0 $35.3   169%  $228.0 $97.9   133%
  Order flow..........................   11.1   8.1    37%    28.9  21.0    38%
                                       ------ -----   ---   ------ -----   ---
    Total transaction revenue.........  106.1  43.4   144%   256.9 118.9   116%
                                       ------ -----   ---   ------ -----   ---
 Interest-net of interest expense(A):
  Brokerage...........................   30.3  12.2   147%    69.5  32.7   113%
  Other...............................    4.3   1.9   129%    15.1   6.1   147%
                                       ------ -----   ---   ------ -----   ---
    Total interest....................   34.6  14.1   145%    84.6  38.8   118%
                                       ------ -----   ---   ------ -----   ---
 International........................    1.9   3.1   (37)%    3.9   4.7   (16)%
 Other................................    9.1   5.9    56%    21.4  14.2    50%
                                       ------ -----   ---   ------ -----   ---
    Total revenues.................... $151.7  66.5   128%  $366.8 176.6   108%
                                       ====== =====   ===   ====== =====   ===
Transactions per day..................    0.8   0.3   177%     0.6   0.3   142%
Transaction per period................    5.1   1.8   177%    12.1   5.0   142%

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended June 30, 1999 and 1998 was $23,957 and $9,942, respectively. Interest expense for the nine months ended June 30, 1999 and 1998 was $49,985 and $27,232, respectively.

  The Company's revenues increased to $151.7 million in the third quarter of fiscal 1999, up 128% from $66.5 million in the equivalent period of fiscal 1998. The Company's revenues increased to $366.8 million for the nine months ended June 30, 1999, up 108% from $176.6 million in the equivalent period of fiscal 1998. Revenues increased mainly due to higher customer trading volume and an increase in customer assets.

  Transaction revenues consist of commission revenues and payments based on order flow. Transaction revenues increased to $106.1 million in the third quarter of fiscal 1999, up 144% from $43.4 million in the equivalent period in fiscal 1998. This increase was primarily attributable to an increase in the number of transactions processed, to an average of 80,600 transactions per day, up 177% from the prior year quarter. The increase in transaction processing volume was mainly due to a significant increase in customer accounts resulting from the substantial advertising expenditures made by the Company during fiscal 1999. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets, as well as the increase in new customer accounts. Transaction revenues increased to $256.9 million for the nine months ended June 30, 1999, up 116% from $118.9 million for the equivalent period in fiscal 1998.

  Commission revenues for the third quarter of fiscal 1999 increased to $95.0 million, up 169% from $35.3 million for the same period a year ago. Commission revenues for the nine months ended June 30, 1999 increased to $228.0 million, up 133% from $97.9 million for the same period a year ago.

  Order flow revenue increased to $11.1 million for the third quarter of fiscal 1999, up 37% from $8.1 million for the same period in the prior year. Order flow revenue accounted for 10% of transaction revenue in the third quarter of fiscal 1999, compared to 19% in the comparable period in fiscal 1998. Order flow revenue increased to $28.9 million for the nine months ended June 30, 1999, up 38% from $21.0 million for the same period in the prior year. Order flow revenue accounted for 11% of transaction revenue in the nine months ended June 30, 1999, compared to 18% in the comparable period in fiscal 1998. Order flow revenue as a percentage of total revenue decreased primarily due to the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark, Inc. would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark, Inc.'s total order flow. The Company previously recorded the amounts it received from this allocation as order flow revenue.

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

  Net interest revenues increased to $34.6 million for the third quarter of fiscal 1999, up 145% from $14.1 million for the same period in fiscal 1998. This increase was primarily due to interest derived from customer operations of $30.3 million in the third quarter of fiscal 1999, up $18.1 million or 147% compared to the equivalent period in fiscal 1998. Average customer margin debit balances were up 143% to $2.4 billion, and average customer money market fund balances increased 138% to $3.8 billion. Additionally, interest earned on investment securities was $4.3 million in the third quarter of fiscal 1999, up 129% from $1.9 million in the equivalent period in fiscal 1998. Net interest revenues increased to $84.6 million for the nine months ended June 30, 1999, up 118% from $38.8 million for the same period in fiscal 1998.

  International revenues were $1.9 million in the third quarter of fiscal 1999 compared to $3.1 million for the same period in fiscal 1998. International revenues represent international licensing fees and royalties based on the licensee's transaction revenues. The Company may, from time to time, seek to enter into similar licensing agreements with others as part of its international expansion strategy. There can be no assurance that any such future agreements will be consummated or that the terms thereof will be comparable to those of the aforementioned agreements or that the recognition of any licensing fees will occur during the period in which an arrangement is consummated.

  Other revenues increased to $9.1 million in the third quarter of fiscal 1999, up 56% from $5.9 million for the comparable period in fiscal 1998. Other revenues increased to $21.4 million for the nine months ended June 30, 1999, up 50% from $14.2 million for the comparable period in fiscal 1998. Other revenues increased primarily due to increases in broker-related fees for services, growth in ShareData licensing revenue and ClearStation revenues, and increased revenues from investment banking, mutual funds and advertising on the Company's Web site.

 Cost of Services

  Total cost of services increased to $72.4 million in the third quarter of fiscal 1999, up 143% from $29.8 million for the comparable period in fiscal 1998. Cost of services as a percentage of net revenues was 48% in the third quarter of fiscal 1999 and 45% in the third quarter of fiscal 1998. Cost of services as a percentage of net revenues was 46% for the nine months ended June 30, 1999, compared to 45% in the comparable period in fiscal 1998. Cost of services includes expenses related to the Company's clearing operations, customer service activities, system maintenance and communications. Total cost of services as a percentage of net revenue remained fairly consistent. The increases in total cost of services on a dollar basis reflects the overall increase in customer transactions processed by the Company, customer service inquiries, and operations and maintenance costs associated with the technology centers in Palo Alto and Rancho Cordova, California, and Alpharetta, Georgia.

 Operating Expenses

  Selling and marketing expenses increased to $82.4 million for the third quarter of fiscal 1999, up 519% from $13.3 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses were 54% for the third quarter of fiscal 1999 and 20% for the third quarter of fiscal 1998. Selling and marketing expenses increased to $183.4 million for the nine months ended June 30, 1999, up 436% from $34.2 million for the comparable period in fiscal 1998. As a percentage of net revenue, selling and marketing expenses increased to 50% for the nine months ended June 30, 1999, from 19% in the equivalent period of fiscal 1998. Selling and marketing expenses include media, print and direct mail advertising, and related production, printing and postage costs. The increase in selling and marketing expenses reflect the Company's aggressive account and membership acquisition strategy which includes major marketing expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. These increased expenditure levels are expected to continue throughout fiscal 1999. The Company's selling and marketing expenses vary depending upon a variety of factors including, without limitation, the launch of new products or services.

  Technology development expenses increased to $20.7 million for the third quarter of fiscal 1999, up 183% from $7.3 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development remained fairly consistent at 14% for the third quarter of fiscal 1999 and 11% for the third quarter of fiscal 1998. Technology development expenses increased to $50.5 million for the nine months ended June 30, 1999, up 139% from $21.1 million for the comparable period in fiscal 1998. As a percentage of net revenue, technology development increased to 14% for the nine months ended June 30, 1999, from 12% for the nine months ended June 30, 1998. The increased level of expenses was incurred to enhance the Company's existing product offerings and reflects the Company's continuing commitment to invest in new products and technologies to support potential future growth.

  General and administrative expenses increased to $15.4 million for the third quarter of fiscal 1999, up 106% from $7.5 million for the comparable period in fiscal 1998. General and administrative expenses increased to $47.9 million for the nine months ended June 30, 1999, up 164% from $18.1 million for the comparable period in fiscal 1998. This increase is the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of a new technology and customer service support facility in Alpharetta, Georgia.

  Merger related expenses of $3.7 million were recognized in the third quarter of fiscal 1999 and primarily relate to costs associated with the Telebanc merger. Additional costs associated with the Company's mergers and acquisitions are expected during the fourth quarter of fiscal 1999.

 Non-operating Income (Expense)

  In February 1999, the Company sold 39% of its holdings in Knight/Trimark, Inc. recognizing a pre-tax gain of $33.4 million on the sale. In June 1999, the Company sold approximately 3% of its holdings in Critical Path recognizing a pre-tax gain of $4.3 million on the sale. These investments have been classified as available-for-sale under the provisions of SFAS 115.

  Loss on equity investments was $.9 million in the third quarter of fiscal 1999, and $2.2 million for the nine months ended June 30, 1999, which resulted from the Company's minority ownership in certain investments that are accounted for under the equity method. Equity in losses of affiliates for the quarter ended June 30, 1999 includes the results from the Company's minority ownership in Archipelago and E*OFFERING, as well as the Company's international joint ventures in Japan and the United Kingdom. The Company expects that its affiliate companies will continue to invest in the development of their products and services, and to incur operating losses for at least the next 12 months, which will result in future charges being recorded by the Company to reflect its proportionate share of such losses.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (38.3%) for the third quarter of fiscal 1999, and 40.5% for the comparable period in fiscal 1998. Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (39.8%) for the nine months ended June 30, 1999, and 41.8% for the comparable period in fiscal 1998. Prior to its merger with the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes. Additionally, the rate for the third quarter of fiscal 1999 reflects tax benefits from tax-exempt interest income.

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

  Cash used in operating activities was $132.7 million for the nine months ended June 30, 1999, compared with cash provided by operating activities of $10.3 million in the equivalent period in fiscal 1998. Cash used in operations increased primarily due to increased operating expenditures, including significant increases in sales and marketing expenses associated with the Company's aggressive account and membership acquisition strategy, as well as increased growth in brokerage receivables in relation to brokerage payables.

  Cash provided by investing activities was $124.5 million for the nine months ended June 30, 1999, compared to cash used in investing activities of $18.7 million in the equivalent period in fiscal 1998. The increase in cash provided by investing activities was primarily a result of proceeds of $38.2 million from the sale of a portion of the Company's investment in Knight/Trimark, Inc. and Critical Path, and the net sale/maturity of investment securities of $222.4 million, offset by purchases of investments of $70.6 million and purchases of property and equipment of $69.2 million. The Company expects that it will incur approximately $40 to $60 million of capital expenditures during the fourth quarter of fiscal 1999.

  Cash provided by financing activities was $15.8 million for the nine months ended June 30, 1999, compared to $7.1 million in the equivalent period in fiscal 1998. The increase in cash provided by financing activities was primarily a result of increases in the proceeds from employee stock transactions.

Year 2000 Compatibility

  Many computer systems use only two digits to identify a specific year and therefore may not accurately recognize and handle dates beyond the year 1999. If not corrected, these computer applications could fail or create erroneous results by, or in, the year 2000. The Company utilizes, and is dependent upon, data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software which is run on in-house computer networks.

  Due to the Company's dependence on computer technology to conduct its business, and the dependence of the financial services industry on computer technology, the nature and impact of year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material.

During the first quarter of fiscal 1998, the Company initiated a review and assessment of all hardware and software to evaluate whether they will function properly in the year 2000 without material errors or interruptions.

  The Company believes that all year 2000 issues revealed as a result of that evaluation to date can be remedied in a timely manner, however, there can be no assurances that our efforts will solve all possible year 2000 issues. With respect to outside vendors, those vendors that have been contacted have indicated that their hardware or software is, or will be, year 2000 compatible in time frames that meet regulatory requirements. Evaluation of these issues is continuing and there is a risk that other problems, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that may be discovered. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business. In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software, such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The year 2000 issue could lower demand for the Company's services while increasing the Company's costs. These combining factors, while not quantified, could have a material adverse impact on the Company's financial results.

  Because systems critical to the Company other than its computer systems may be affected by the century change, the Company's year 2000 efforts also encompass facilities and equipment, which rely on date-dependent technology, such as building equipment that contains embedded technology and the Company's third-party providers.

  At this time, it does not appear that the costs of addressing year 2000 issues will have a material adverse impact on the Company's financial position. However, in the event that the Company, and third parties upon which it relies, are unable to address these issues in a timely manner, it could result in a material financial risk to the Company.

 Status of Year 2000 Efforts

  The Company's year 2000 efforts address all computer systems, equipment and business partner relationships considered essential to the Company's ability to conduct its business. The objective of the Company's year 2000 project is to identify the core business processes and associated computer systems and equipment that may be at risk due to the use of two-digit year dates. Once identified, the systems and equipment are rated for risk and are prioritized for conversion or replacement according to their impact on core business operations. The Company's year 2000 project follows a structured approach in analyzing and mitigating year 2000 issues. This approach consists of six phases: awareness, assessment, remediation, validation, implementation and industry-wide testing. The work associated with each phase may be performed simultaneously with other phases of the project, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For example, awareness is an ongoing effort and occurs in each phase. As part of this project, the Company reviews its vendor relationships (suppliers, alliances and third-party providers) in an attempt to assess their ability to meet the year 2000 challenge. In addition, this plan seeks to ensure that all of the Company's business partners and service providers are also year 2000 ready. In addition, written contingency plans are being developed for all mission critical systems to address any unexpected year 2000 failures. However, there can be no assurance that contingency plans will adequately address all year 2000 failures.

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

  In March 1999, the Company completed its assessment phase on mission critical systems including a significant amount of the implementation and testing. The Company's primary focus remains on the successful remediation and testing of all remaining mission critical systems, including systems owned by third parties. Additional focus will be placed on all non-mission critical systems and written contingency plans in the latter half of the fourth fiscal quarter. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change.

  The success of the Company's year 2000 efforts depends, in part, on the adequacy of readiness by vendors, with their representations concerning their systems, and on parallel efforts being undertaken by vendors and other third parties with which the Company's systems interact. The Company is, therefore, taking steps to determine the status of critical third parties' year 2000 compatibility. The Company has implemented a vendor management program. Activities include creating an inventory of vendors, inquiring directly as to the status of vendors' year 2000 efforts and readiness, and continuing contact with vendors to monitor the progress of vendors who may not yet be year 2000 capable. If these suppliers fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect year 2000 issues will have on its suppliers and, at this time, cannot determine the impact it will have. There can be no assurance that all third parties will provide accurate and complete information or that all their systems will be fully year 2000 capable. Third parties' year 2000 processing failures may have a material adverse impact on the Company's systems and operations.

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

  Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a year 2000 capable fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own year 2000 issues or those of its customers or suppliers whose year 2000 issues may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company fails to satisfactorily resolve year 2000 issues related to its products in a timely manner, it could be exposed to liability by third parties.

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

  On June 1, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"), a holding company for Telebank, the nation's largest branchless bank, providing banking products and services over the Internet. On July 13, 1999, the Company entered into a definitive agreement to acquire TIR Holding Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. We have been advised by both Telebank and TIR that they have ongoing programs to identify and remediate any year 2000 issues, however the Company does not currently have any direct control over the year 2000 activities of these entities. Because both of these acquisitions are expected to close during 1999, the Company's operating results will be impacted by the additional assessment, remediation, validation, implementation and testing costs which these entities may incur. While the managements of Telebanc and TIR have made certain representations with respect to their year 2000 readiness, we can give no assurances as to the adequacy of the year 2000 efforts of Telebanc or TIR or its impact to the Company.

  The Company's plan may also be affected by regulatory changes, changes in industry customs and practices, and significant systems modifications unrelated to the year 2000 project, including upgrades and additions to capacity, and the cost and continued availability of qualified personnel and other resources.

  The Company spent approximately $2.3 million in the nine months ended June 30, 1999, and currently estimates that it will cost approximately an additional $2.3 million, to ascertain that its core computer systems and those of its vendors are year 2000 capable. These expenditures will consist primarily of compensation for information technology employees and contractors dedicated to this project and related hardware and software costs. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred.

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

  If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers would suffer delays in trading, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, and on certain days in February 1999, we again experienced similar systems failures. We could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures. To date, during our systems failures, we were able to take orders by telephone, however, only associates with securities brokers' licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

  .  subsystem, component or software failure;

  .  a power or telecommunications failure;

  .  human error;

  .  an earthquake, fire or other natural disaster; or

  .  an act of God or war.

  There can be no assurance that, in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results. We have received in the past, including as a result of our systems failures in February 1999, adverse publicity in the financial press and in online discussion forums primarily relating to systems failures.

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

 Risks Associated with Significant Fluctuations In Quarterly Operating Results

  We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

  . the timing of introductions or enhancements to online investing services and products by us or our competitors;

  .  market acceptance of online investing services and products;

  .  the pace of development of the market for online commerce;

  .  changes in trading volume in securities markets;

  .  trends in securities markets;

  . domestic and international regulation of the brokerage and internet industries;

  .  changes in pricing policies by us or our competitors;

  .  changes in strategy;

  . the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships;

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

 Risks Associated with the Year 2000

  Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified prior to the year 2000 in order for it to remain functional. This may affect us in numerous ways:

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

  . We must rely on outside vendors to address year 2000 issues for their hardware and software. We are still assessing the effect that year 2000 issues will have on our outside vendors and, at this time, cannot determine the impact on our products, services and operations. Contingency plans are being developed in the event that we, or our key vendors, will not be year 2000 capable, but any such nonreadiness may have a negative effect on our financial results;

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

 Risks Associated with Management of a Changing Business

  We have grown rapidly and our business and operations have changed substantially since we began offering electronic investing services in 1992, and Internet investing services in February 1996, and we expect this trend to continue. Such rapid change and expansion places significant demands on our administrative, operational, financial, management and other resources.

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

  The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance, and we have experienced turnover of compliance personnel in the past. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareowners of broker-dealers. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

  We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed associate prior to release. The NASD has in the past asked us to revise certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

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

  We intend to expand our business to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies through the Internet and other gateways. International alliances signed during fiscal year 1998, cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE intends to expand its global positioning by launching branded web sites in the top 20 financial markets worldwide. These agreements provide that the Company will receive licensing fees and royalties based upon their transaction revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. Our international expansion could be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. See "Risks Associated with International Strategy."

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

  Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. In addition, the New York Attorney General has recently announced his intention to investigate the online brokerage industry, citing consumer complaints about delays and technical difficulties in online stock trading. Increased attention focused upon these liability issues could adversely affect the growth of the Internet, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

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

  As of June 30, 1999, E*TRADE Securities was required to maintain minimum net capital of $49.9 million and had total net capital of approximately $184.5 million, or approximately $134.6 million in excess of the minimum amount required.

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

 Risks Associated with the Securities Industry; Concentration of Services

  Almost all of our revenues in recent years have been from electronic brokerage services, and we expect this business to continue to account for almost all of our revenues in the foreseeable future. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. In recent months, the U.S. securities markets have fluctuated considerably and a downturn in these markets could adversely affect our operating results. In October 1987, and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our operating results may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risks Associated with Substantial Competition".

  Our brokerage business, by its nature, is subject to various other risks, including customer default and employee misconduct and errors. We sometimes allow customers to purchase securities on margin, therefore we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financial condition and operating results.

 Risks Associated with Delays In Introduction of New Services and Products

  Our future success depends, in part, on our ability to develop and enhance our services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that we will be successful in achieving any of the following:

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

  . Discover Brokerage Direct, Inc. (a subsidiary of Morgan Stanley Dean Witter Discover & Company);

  .  Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation);

  . DLJdirect (a subsidiary of Donaldson, Lufkin & Jenrette Securities Corporation);

  .  Datek Online Holdings Corporation (Datek Online); and

  .  SURETRADE, Inc.

  We also encounter competition from established full commission brokerage firms such as PaineWebber Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund companies and other organizations, some of which provide electronic brokerage services.

  Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the electronic brokerage business. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. For example, Charles Schwab's One-Source mutual fund service and similar services, may discourage potential customers from using our brokerage services. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

  General financial success within the securities industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial and information services and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with us by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, we may be adversely affected by such competition or legislation. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected. In many instances, we are competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel.

  There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

 Volatility of Stock Price

  The market price of our Common Stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

  .  quarterly variations in operating results;

  . announcements of technological innovations or new software, services or products by us or our competitors; and

  . changes in financial estimates and recommendations by securities analysts.

  In addition, there have been large price and volume fluctuations in the stock market which have affected the market prices of securities of many technology, internet and financial services companies, often unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. Such litigation could result in substantial costs and a diversion of our attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

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

 Risks Associated with Entering New Markets

  One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. E*TRADE Securities has established investment banking operations, and plans to raise public and private equity capital for companies over the Internet and other electronic media. We are currently in the process of investing over $150 million in a new marketing campaign centered on our Internet Web site, Destination E*TRADE. We also plan to pursue additional related revenue opportunities, such as revenue from correspondent clearing, advertising and subscriptions. There can be no assurance that our new marketing efforts or our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

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

 Risks Associated with Acquisitions, Strategic Relationships

  We may acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions and mergers entail numerous risks, including:

  .  difficulties in the assimilation of acquired operations and products;

  .  diversion of management's attention from other business concerns;

  .  amortization of acquired intangible assets; and

  .  potential loss of key employees of acquired companies.

  We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to our ability to integrate successfully any operations, technology, personnel, services or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

  We have established a number of strategic relationships with online and Internet service providers, as well as software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future.

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

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent at June 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

 Equity Price Risk

  The Company holds a portfolio of marketable-equity traded securities that are subject to market price volatility. Equity price fluctuations of plus or minus 15 percent would not have a material impact on the Company.

 Financial Instruments

  For its working capital and reserves, which are required to be segregated under Federal or other regulations, the Company invests in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

                          PART II. OTHER INFORMATION

Item 1. Legal and Administrative Proceedings--

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding the Company's commission rates and its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. This proceeding is currently in the discovery phase and the Company is unable to predict its ultimate outcome. On June 1, 1999, the court entered an order denying plaintiffs' motion for class certification. While the court declined to certify a class as to any of plaintiffs' alleged claims, it did not indicate that plaintiffs may be able to pursue one of their claims (relating to the Company's commission structure) on a representative basis. Plaintiffs have filed a notice of appeal.

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. Subsequently on February 19, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Mario Cirignani, on behalf of himself and other similarly situated individuals. Both complaints allege damages and seek injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999 system interruptions and allege a class of all E*TRADE account holders from February 2, 1999. Pursuant to a stipulation of counsel dated March 23, 1999, the Court consolidated the Divito and Cirignani actions for all purposes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

  On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to E*TRADE customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies

Act and California Unfair Business Practices Act. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. The Rosenberg complaint alleges violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act regarding the extent to which shares in IPO's are made available to the Company's customers. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  The Company believes that these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

Item 2.  Changes in Securities and Use of Proceeds--Not applicable.

Item 3. Defaults Upon Senior Securities--Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders--

  A Special Meeting of Shareowners was held on June 25, 1999. The proposal to amend the Company's certificate of incorporation to increase the Company's authorized common stock from 300,000,000 to 600,000,000 shares was approved, as tabulated below.

                                                   For      Against  Abstentions
                                               ----------- --------- -----------
Votes......................................... 210,314,874 3,149,930   235,352

Item 5. Other Information--None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

  On June 25, 1999, the Company filed a Current Report on Form 8-K, which includes Selected Supplemental Financial Data, Management's Discussion and Analysis of Financial Conditions and Results of Operations and supplemental consolidated financial statements of E*TRADE Group, Inc. ("E*TRADE") as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and as of March 31, 1999, and for the six month periods ended March 31, 1999 and 1998, which gives retroactive effect to the Company's acquisition of ClearStation, Inc. ("ClearStation"), on April 30, 1999, which was accounted for as a pooling of interests and for the two-for-one stock splits effective February 1, 1999, and May 21, 1999.

  On June 10, 1999, the Company filed a Current Report on Form 8-K, relating to an acquisition agreement with Telebanc pursuant to which E*TRADE will be merged with Telebanc. Under the terms of the agreement, Telebanc shareowners will receive 1.05 shares of E*TRADE common stock for each share of Telebanc common stock. Following the merger, which is expected to be accounted for as a pooling of interest, Telebanc shareowners will own approximately 13 percent of E*TRADE's fully diluted common stock.

  On June 10, 1999, the Company filed a report on Form 8-K/A, which amends the Form 8-K previously filed on April 13, 1999, to incorporate Item 7(a), the Financial Statements of Business Acquired and Item 7(b), the Pro Forma Financial Information. The original Form 8-K related to an acquisition agreement with ClearStation pursuant to which Crystal Acquisition Corporation, a wholly owned subsidiary of E*TRADE, was merged with and into ClearStation, with ClearStation continuing as the surviving entity and as a wholly owned subsidiary of E*TRADE.

  On April 13, 1999, the Company filed a report on Form 8-K, which related to an acquisition agreement with ClearStation pursuant to which Crystal Acquisition Corporation, a wholly owned subsidiary of E*TRADE, was merged with and into ClearStation, with ClearStation continuing as the surviving entity and as a wholly owned subsidiary of E*TRADE.

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