Form 10-K
period 1999-09-30
E TRADE GROUP INC
filed 1999-10-22
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the Fiscal Year Ended September 30, 1999

                                      or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Transition Period from          to         .


                        Commission file number 1-11921

                               ----------------

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

                                (650) 331-6000
             (Registrant's telephone number, including area code)

                               ----------------

       Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                              Title of each class

                         Common Stock--$0.01 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of October 18, 1999 the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $3,773,550,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of Common Stock outstanding as of October 18, 1999 was 244,433,966 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE Group, Inc.

                            Form 10-K Annual Report
                 For the Fiscal Year ended September 30, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
                                      PART I

 Item 1.  Business......................................................     3

 Item 2.  Properties....................................................    28

 Item 3.  Legal and Administrative Proceedings..........................    28

 Item 4.  Submission of Matters to a Vote of Security Holders...........    29

                                      PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareowner
          Matters.......................................................    30

 Item 6.  Selected Financial Data.......................................    32

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    33

 Item 7a. Quantitative and Qualitative Disclosures about Market Risk....    43

 Item 8.  Financial Statements and Supplementary Data...................    44

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    68

                                     PART III

 Item 10. Directors and Executed Officers of the Registrant.............   69

 Item 11. Executive Compensation........................................   69

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   69

 Item 13. Certain Relationships and Related Transactions................   69

                                      PART IV

          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    69

 Exhibit Index...........................................................   69

 Signatures..............................................................   72

                               ----------------

  The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

  UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED SEPTEMBER 30 (E.G. "FISCAL 1999" REPRESENTS THE PERIOD OCTOBER 1, 1998 TO SEPTEMBER 30, 1999).

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

  E*TRADE Group, Inc. ("E*TRADE" or the "Company"), through its wholly-owned subsidiary, E*TRADE Securities, Inc., is a leading provider of online investing services and has established a popular, branded destination Web site for self-directed investors. The Company offers automated order placement and execution, along with a suite of products and services that can be personalized, including portfolio tracking, Java-based charting and quote applications, real-time market commentary and analysis, news and other information services. The Company provides these services 24 hours a day, seven days a week by means of the Internet, touch-tone telephone (including interactive voice recognition), online service providers (America Online, CompuServe, and Microsoft Network), and direct modem access. E*TRADE's proprietary transaction-enabling technology supports highly automated, easy-to-use and cost-effective services that empower its customers to take greater control of their investment decisions and financial transactions. The Company believes that its technology can be adapted to provide transaction-enabling services related to other aspects of electronic commerce.

  Free resources available to the public on E*TRADE's Web site include breaking financial news, real-time stock and option price quotes, company financial information and news announcements, live market commentary, personalized investment portfolios, investor community areas, and search and filtering tools for mutual fund and fixed income products. E*TRADE's Web site services three levels of investors--visitors, members, and customers, with each successive group gaining access to additional value-added products and services. Visitors can view market information, headline news, stock quotes and charts, mutual fund information, and much more. By registering, but not opening an account, a visitor becomes a member and receives free access to many advanced, customizable investment research tools, including free real-time quotes and secure email. Customers, those investors with E*TRADE accounts, have complete access to E*TRADE's trading engine and to all the investment research and management features, including Smart Alerts, and many sophisticated analytical and record keeping tools. Customers may also subscribe to E*TRADE's Professional Edge service and apply for IPOs, as well as receive access to institutional quality research reports, and other premium services.

  As of September 30, 1999, the Company had 1,551,000 active accounts, up 185% for the year, with assets held in customer accounts in excess of $28.4 billion, up 154% from last year. Average daily deposits were $51.4 million per day in fiscal 1999, with an average of $58.1 million in the quarter ended September 30, 1999. In fiscal 1999, E*TRADE added 1,007,000 net new active accounts, an increase of more than 3 times last year. The Company's average daily transaction volume was 80,350 for the quarter ended September 30, 1999, a 163% increase over the average daily transaction volume of 30,494 in the equivalent period in fiscal 1998. The Company began offering online investing services through the Internet in February 1996, and it has been the Company's most rapidly growing channel, with transactions over the Internet and through online service providers representing more than 90% of the Company's fourth quarter 1999 transaction volume.

  The extremely strong gains in new accounts, transactions and assets represent the success of the Company's strategy to become the branded, global leader and recognized authority in electronic personal financial services. This strategy involves: leveraging the powerful brand of E*TRADE to increase new customer accounts, and assets held in customer accounts, by offering a unique and compelling online experience; providing the broadest range of high value-added tools, products and services; enabling "anytime, anywhere, anyway" access, worldwide, to actionable information; and integrating a broad-based digital financial media strategy with existing product and service offerings. Specific examples of the Company's execution against this strategy included the introduction in August 1999, of 24x7x366 live agent customer service support; offering extended hours trading of Nasdaq and exchange-listed securities through an agreement with Instinet; expanding global coverage by launching new sites in four additional countries (France, Sweden, the UK, and Japan) to complement the Company's existing coverage in Australia, New Zealand and Canada; and, in August 1999, the acquisition of TIR (Holdings) Limited ("TIR"). TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world.

  The Company provides securities brokerage and related investment services. With the acquisition of TIR and due to the relatively short history of the combined operations of E*TRADE and TIR, the Company has classified the operations of E*TRADE and TIR as separate reportable segments, which is the way in which management currently evaluates their operating performance. Financial information for the Company's reportable segments is presented in the consolidated financial statements. No material part of the Company's consolidated revenue is received from a single customer or group of customers.

  The Company was incorporated in California in 1982 and was reincorporated in Delaware in July 1996. The Company's principal corporate offices are located at 4500 Bohannon Drive, Menlo Park, CA 94025.

Services and Products

  The Company's services are based upon proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. The Company's services include fully automated stock, option, fixed income and mutual fund order processing and online investment portfolio tracking and financial market news and information. The Company offers its services to consumers through a broad range of electronic gateways, including the Internet, touch-tone telephone (including interactive voice recognition) and direct modem access. Customers have access to current account information regardless of which gateways they are using. The Company expanded its services in many ways during fiscal 1999, including offering extended hours trading in both listed and non-listed securities via an agreement with Instinet. The acquisition of TIR in August 1999, provides additional access to global markets and institutions and is helping to accelerate the creation of the first global cross-border equity trading network for online investors. For mutual fund customers, the Company introduced four new proprietary index funds that have received strong interest from customers and has four new funds in registration.

  The Company continually strives to increase the functionality of its services, as well as to offer new services that enhance customers' online investing experiences. The Company's services give consumers increased control over their personal investments by providing a link to the financial markets and to financial information through a customizable and personalizable user interface. The Company's existing services and product offerings are described below.

 Stock, Option, Fixed Income and Mutual Fund Trading

  Customers can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as equity and index options, bonds and mutual funds through E*TRADE's automated order processing system. E*TRADE supports a range of order types, including market orders, limit orders (good-till-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer's available cash balance and positions held, prior to executing an order. All listed market orders (subject to certain size limitations) are executed at the National Best Bid/Offer ("NBBO"), or better, at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders (subject to certain size limitations) are executed at the Best Bid/Offer (Inside Market) or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening unless the customer chose to enter the order as an extended hours trade. Account holders receive electronic notification of order executions, printed trade confirmations and detailed statements. The Company also arranges for the transmittal of proxy, annual report and tender offer materials to customers.

  In November 1997, E*TRADE established a Mutual Fund Center (the "Center"), which now features more than 4,800 mutual funds, over 1,000 of which are available without transaction fees or loads. The Center also offers several services free of charge, such as Power Search, a state-of-the-art proprietary screening tool, and a wide spectrum of research, including risk measures, portfolio information, historical charts, and online prospectuses. Mutual fund orders received by 4:00 p.m. Eastern time are purchased at the net asset value of the fund as of the day of purchase. During fiscal 1999, the Company expanded its offering by launching four proprietary mutual funds. In addition, four new funds are currently in registration, as the Company continues to expand its broad base of products and services to serve all types of investors, from active investors to those who invest with a long-term, buy and hold strategy.

 Market Data and Financial Information

  E*TRADE continuously receives a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current pricing information. E*TRADE provides its customers and members free real-time quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when a stock hits the price, volume or P/E ratio that they set. Through its alliances, the Company also provides access to breaking news, charts, market commentary and analysis and company financial information.

 Portfolio Tracking and Records Management

  Customers have online access to a listing of all their portfolio assets held at E*TRADE, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money fund balances, buying power, net market portfolio value, dividends received, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers can also create "shadow" portfolios to include most financial instruments a customer is interested in tracking--for example, assets held at another brokerage firm. These shadow portfolios can include stocks, options, bonds and many mutual funds.

 Cash Management Services

  Customer payments are received through the mail, federal wire system or the Internet, and are credited to customer accounts upon receipt. The Company also provides other cash management services to its customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of nine money market funds. In addition, the Company provides free checking services with no minimum balance requirement through a commercial bank and is exploring the expansion of these services. The Company, through its strategic relationship with National Processing Company, has expanded its cash management offerings to include electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers' E*TRADE accounts.

 Account Security

  The Company uses a combination of proprietary and industry standard security measures to protect customers' accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. ("RSA"), to provide the security and authentication necessary to effect the secure exchange of information. In addition, the Company uses Secure Socket Layers technology for data encryption. Touch-tone telephone transactions are secured through a personal identification number ("PIN"), the same technology used in ATMs. A second level of password protection is used prior to order placement. The Company also has an agreement to provide digital certification and authentication services for electronic commerce through its alliance with VeriSign, Inc.

  E*TRADE has also earned the CPA WebTrust seal of assurance and TRUSTe privacy program certification. The CPA WebTrust seal of assurance shows that E*TRADE has passed an independent CPA audit of its Internet commerce business systems and provides assurance that E*TRADE is a legitimate business, that customer transactions are safe and secure, and that customer privacy is protected. TRUSTe is an independent, non-profit entity whose mission is to build users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. E*TRADE is the first online investing service to earn the CPA WebTrust seal of assurance and TRUSTe privacy program certification.

 Access and Delivery of Services

  The Company's services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, seven days a week by personal computer and by touch-tone telephone. In August 1999, the Company further enhanced its ability to offer a superior customer experience by introducing access to live agent customer service on a 24x7x366 basis.

  . Personal Computer. Customers using personal computers can access the E*TRADE system through the Internet, online service providers (America Online, CompuServe, and Microsoft Network), or direct modem access. The Company's Web site combines an easy-to-use graphical user interface with the trading capabilities that experienced investors demand. The Web-based system also includes direct links to many investment-related resources on the Web. Alternatively, accessing E*TRADE by dialing directly through a modem offers a method for connecting to the trading system independent of either the Internet or a proprietary online service.

  . Touch-tone Telephone. TELE*MASTER, E*TRADE's interactive investing system, provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or touch-tone telephone keypad.

  A majority of the Company's revenues come from U.S. online investing services, and the Company expects its U.S. online investing services to continue to account for a majority of its revenues in the near future. E*TRADE, like other investing services firms, is directly affected by national and international economic and political conditions, broad trends in business and finance and substantial fluctuations in volume and price levels of securities and futures transactions. Severe market fluctuations in the future could have a material adverse effect on the Company's business, financial condition and operating results. Certain of the Company's competitors with more diverse product and service offerings may be better positioned to withstand such a downturn in the securities industry. See "Risk Factors--Risks Associated with the Securities Industry; Concentration of Services" and "Risk Factors--Risks Associated with Substantial Competition."

  The market for online investing services, particularly over the Internet, is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. See "Risk Factors--Risks Associated with Dependence on Online Commerce and the Internet."

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

 The E*TRADE Engine

  The E*TRADE transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity, option, mutual fund and fixed income transactions. E*TRADE's core technology is based on E*TRADE's proprietary stateless architecture. The architecture provides the key drivers of the Company's techno-business strategy (i.e. reliability, scalability, reusability and security). The primary components include a graphical user interface, the session manager, the transaction process monitor, the data manager and the trade processor. See "Risk Factors--Risks Associated with Systems Failure" and "Risk Factors--Risks Associated with Dependence on Intellectual Property Rights."

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

  . The Session Manager. The session manager's primary function is to maintain session and state and provide a consistent, reliable user experience. The session manager is based on the Netscape Application Server product and runs on a uniquely configured group of Sun E4000 servers. The servers are redundant and configured dynamically so that even if a server has a problem, it does not impact the user. By deploying dynamic load balancing capabilities, the servers dynamically re-allocate load if a server becomes non-operational. If a server is added it will also dynamically allocate load, so additional capacity may be added without scheduling a system outage.

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

  . The Trade Processor. The core of the E*TRADE trading engine is the automated processor, designed to provide the highest degree of automation for all E*TRADE transactions. The automated processor is designed to rapidly read data, process transactions and transmit information to multiple locations. Because of this, the Company processes over 95% of its transactions without any manual intervention. Dual facilities that run independently share load balancing and provide redundancy and backup, as well as, scalability. The proprietary nature of the system, along with user ID and password protection at the application level, provide security for the automated processor. Internet access to the processor is through the Company's Web site, which restricts access through the use of secured network servers and routers.

  The Company maintains a technical development staff to continually enhance its software and develop new products and services. The Company's software is designed using Java code objects so it is versatile and reusable, allowing E*TRADE products to be configured to meet the differing demands of strategic relationships or customer requests.

  The Company is making significant investments in systems technology and has established technology centers in both Rancho Cordova, California and Alpharetta, Georgia. These facilities support systems, network services, trading, customer service, transaction redundancy and backup between the two locations, thereby providing an operational system in the event of a service interruption at either facility. To provide for system continuity during potential outages, the Company also has equipped its computer facilities with uninterruptible power supply units, as well as back-up generators.

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

  The Company has concentrated principally on securing alliances with Internet access, online service and content providers. While a majority of the Company's customers access its services directly through the Internet, direct modem access or touch-tone telephone, many use online service providers (America Online, CompuServe, and Microsoft Network). Strategic relationships with such service providers allow the Company to access a greater number of potential customers and allow the online service providers to offer their subscribers a broader range of service options. The Company's partnerships with leading content providers fulfill customers' information needs and help drive transaction volume. See "Risk Factors--Risks Associated with Acquisitions, Strategic Relationships."

 New Account Development and Distribution

  The Company has developed alliances with key channels in the online medium to increase account development and expand distribution. These channels include proprietary online services, Internet service providers and popular destination Web sites such as search engines or financial content providers. These channels attract significant numbers of users, and the Company's relationships provide access to expanded market opportunities. Set forth below are descriptions of certain of the Company's key alliances:

  . America Online ("AOL"). In July 1998, the Company entered into a two year agreement with AOL, the nation's largest provider of internet service and content. E*TRADE is one of four brokers represented in AOL Personal Finance. The agreement was expanded in fiscal 1999 to include the very successful "Get 6 Free Months of AOL" offer and an even broader presence on AOL.

  . United Airlines. The Company has entered into a co-marketing agreement with United Airlines, to offer United Mileage Plus Miles to United members who open E*TRADE accounts.

  . Yahoo!. The Company has entered into numerous agreements with Yahoo! for various marketing and promotional programs designed to build the brand and generate new accounts.

  . Microsoft. The Company has entered into numerous agreements with Microsoft, to be broadly presented on Microsoft Money Central and the Microsoft Brokerage Center. Additionally, E*TRADE is the exclusive sponsor of Microsoft Money 2000, recently ranked over Quicken as the #1 Personal Financial Management Software by PC Magazine and CNET.

  . Hilton HHonors. The Company has entered into a co-marketing agreement with Hilton HHonors, to offer HHonors Bonus points to Hilton HHonors members who open E*TRADE accounts.

  . Buy.com. The Company has entered into a co-marketing agreement with Buy.com, one of the nation's leading internet Superstores, to offer $100 gift certificates to Buy.com customers who open new E*TRADE accounts. Buy.com distributes this offer broadly via the Buy.com Web site and via e-mails to Buy.com customers.

  . EarthLink. The Company has entered into a co-marketing agreement with EarthLink.com, one of the nation's leading Internet service providers, to offer six free months of EarthLink-Sprint Internet access for customers who open new E*TRADE accounts.

  . Motley Fool. The Company has entered into an agreement with Motley Fool, a personal finance portal, for various marketing and promotional programs designed to build the brand and generate new accounts.

  . ZDNet. The Company has entered into an agreement with ZDNet, a personal finance portal, for various marketing and promotional programs designed to build the brand and generate new accounts.

 Content

  Content such as news, quotes, charts and fundamental data help provide investors with the information necessary to make investment decisions. The Company believes that these information services facilitate new ideas and increase transaction volume. The Company's partnerships with leading content providers fulfill customers' information needs and help drive transaction volume. To provide additional content in the form of educational information, technical and fundamental research, and a strong community of knowledgable investors, in April 1999, the Company acquired ClearStation. Set forth below are descriptions of certain of the Company's key content providers:

  . CBS MarketWatch. E*TRADE has licensed news headlines and full-text stories from CBS MarketWatch. The new content is available in the news section of the quotes and research tab.

  . Bridge Information Systems. Beginning in November 1998, Power E*TRADE customers executing 74+ trades per calendar quarter were given free access to The Pulse, an advanced market analysis tool by Bridge. The Pulse features streaming real-time portfolios, market/stock analytics and charts, and streaming Level 2 Nasdaq quotes.

  . Market Guide. E*TRADE has a license agreement with Market Guide to display their fundamental company reports on the E*TRADE Web site. The reports, which cover all U.S. publicly traded companies, consist of company snapshots, performance statistics, key ratios, financials and an analysis of the hottest sectors/industries/stocks.

  . Standard & Poor's. E*TRADE has a license agreement with Standard & Poor's to display their analyst stock reports which cover approximately 1,100 companies. In addition, the agreement also covers six S&P managed portfolios, a real time feed of all S&P upgrades/downgrades and seven weekly editorials.

  . Vickers. E*TRADE has a license agreement with Vickers to display 13 months of insider trading activity (Form 4 and Form 144) for all U.S. publicly traded companies.

  . LionShares. E*TRADE has a license agreement with LionShares to display detailed information on all the institutions that own a particular U.S. public company. In addition, the agreement also allows E*TRADE to display detailed information on every institution's particular holdings.

  . ClearStation. With the acquisition of ClearStation in April 1999, E*TRADE now offers ClearStation's technical graphs, interactive graph tool, and the A-List on the E*TRADE Web site.

  . CNBC. E*TRADE has a license agreement with CNBC to display their real time audio content on E*TRADE's MarketFlash page.

  . TheStreet.com. E*TRADE has a license agreement with The Street.com to display their real time editorial news on the E*TRADE Web site.

  . Ask Jeeves. E*TRADE has a license agreement with Ask Jeeves to implement their question and answer search engine application on E*STATION.

 International

  The Company's expansion into new markets is being enhanced by alliances and joint ventures with companies in key international markets. These alliances provide the Company with market knowledge, contacts and in-country expertise. The Company believes that these alliances can accelerate worldwide acceptance of the Company's online investing services. See "Risk Factors"--"Risks Associated with International Strategy." In August 1999, the Company further expanded its global product and service offering with the acquisition of TIR. TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world.

 Product Enhancement

  The Company believes that technology is a key component in maintaining market leadership in the Internet arena. Partnerships with leading technology providers support the Company's products and services with up-to-date features and offer the best solutions for customers.

  . Bond Center. The Bond Center provides easy access to commentary, market data, research, and analytical tools, including a sophisticated screening capability. This easy to use tool allows investors to quickly search through a wide range of executable fixed income securities based on price, yield, maturity, issuer, credit rating and other criteria. Once an investor selects a bond, an order can quickly be entered with just a few key strokes.

  . Content 2.0. In September 1999, the Company upgraded the Stocks & Options Center portions of the E*TRADE Web site. These enhancements added enough unique and compelling content to position E*TRADE as one of the best places on the Web to find and research investment ideas. Some of the key features include:

    . Buy/Sell/Hold recommendations for individual stocks from professional research analysts at S&P.

    .  Top Stock Picks from professional research analysts at S&P.

    . Institutional Ownership giving customers the ability to see which institutions hold a given stock, as well as all the stocks that a given institution owns.

    . Insider activity giving customers the ability to see the trading activity of corporate insiders.

    . Hottest Stocks from MarketGuide listing those stocks with the highest 1-day or 5-day percentage increase.

    .  Idea-generating articles from S&P and Business Week Online.

    .  Breaking company news by CBS MarketWatch.

  . DET 2.0. In July 1999, E*TRADE launched an important Web site upgrade. Heralded as the Next Generation of E*TRADE, the site has been well received by E*TRADE customers and features:

    . Faster Research--redesigned quotes and research tab and detailed quotes screen.

    . Easier Navigation--new streamlined navigation, resulting in fewer clicks and easier access to key tools, including a new Portfolio Manager tab, and consolidated access to financial products.

    . Smarter Services--including a new Account Services tab, a completely redesigned and easy to use Account Balances page, and a new Bond Center.

  . Power E*TRADE. The new Power E*TRADE program was a major initiative to enhance the Power E*TRADE program for E*TRADE's active investor segment, and was launched in August 1999. This was the first major program enhancement to Power E*TRADE since its original launch in November 1998, when E*TRADE embarked on its first effort to segment the Company's customer base by providing a valuable, differentiated product offering to active investors. Among new features are:

    . Trades as low as $4.95. A new commission rebate program was launched with tiered pricing effectively as low as $9.95 on trades after the 30th per quarter and as low as $4.95 on trades after the 75th per quarter.

    . Real-time balances and positions. The account balances and positions are now updated after every order.

    . Enhanced Trading Desk. New enhancements make order entry even faster, including the ability to skip the order preview process.

  . Market Flash. In September 1999, E*TRADE launched a new content area called the Market Flash--a personalized one-stop "market command center" allowing investors to take the market's pulse in a single page. With proprietary content from media partners (currently featuring CNBC), the Market Flash gives frequently updated commentary on what is moving the markets before, during, and after each trading day.

  The Company has established a number of strategic relationships, both domestic and international, with online and Internet service providers and software and information service providers. A significant number of such relationships have only recently been established. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that the Company will develop any new such relationships. See "Risk Factors--Risks Associated with Acquisitions, Strategic Relationships."

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

 Advertising and Marketing

  The Company's advertising focuses on building awareness of E*TRADE's brand, products and services and positions E*TRADE as a better way of handling securities transactions, accessing financial and market data, and managing portfolios for the individual investor. Advertising is increasingly directing interested prospects to the Company's Web site for additional information, as opposed to generating telephone-based inquiries. Print advertisements are placed in a broad range of business, technology and financial publications, including Barron's, Forbes, Forbes ASAP, Investor's Business Daily, Money, Smart Money, The Wall Street Journal and Fortune.

E*TRADE also advertises regularly on national cable and television networks and on national radio networks. Through the Web site, prospective customers can get detailed information on the Company's services, use an interactive demonstration system, play the E*TRADE game, request additional information and complete an account application online.

 Public Relations

  The Company pursues public relations opportunities to build brand awareness. This campaign has resulted in appearances on most of the major financial news media, in addition to profiles in Barron's, Business Week, the Financial Times, Fortune, Investor's Business Daily, Money, Smart Money, Time, the New York Times and The Wall Street Journal among others. There are links to E*TRADE's Web site from over 1,000 sites on the Web, which the Company believes is a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity. The Company also actively participates in speaking opportunities at industry conferences and events.

Customer Service

  In an era in which consumers demand efficient, personalized and high-quality service, E*TRADE is focused on providing an electronic self-service model complemented by a human touch. During fiscal 1999, the Company built on its commitment to offer a two-track approach that empowers the customer with advanced tools to manage investment decisions, while still providing personalized assistance from customer service associates. Customer service is provided through E*STATION, E*TRADE's 24-hour electronic resource center and through live agents. The Company's customer service associates help customers that prefer to speak to an agent, handle product and service inquiries and address all brokerage and technical questions. The Company's current policy specifies that customer service associates have or obtain a securities broker's license. See "Risk Factors--Risk Associated with Management of a Changing Business." Key service features and tools include the following:

 . 24x7x366 Live Agent Customer Service--In August 1999, the Company expanded its offering to include 24x7x366 live agent customer service, allowing customers to contact the Company for quality support when they need support, not only when the securities markets are open.

 . Customer Service Live Forums--These online townhall sessions allow hundreds of customers to be serviced simultaneously via interactive sessions on our Web site. We host both general and topical sessions.

 . The Learning Center--The Learning Center provides self-directed investors with information on all of E*TRADE's products and services.

 . The Tour--This online tour of E*TRADE's products and services allows customers to learn about the Company at their own pace in a self-directed environment.

 . The Knowledge Center--Launched in late fiscal 1999, the Knowledge Center provides self-directed investors with valuable general investing information on subjects, such as stocks, bonds, options, mutual funds, and market centers.

 . Ask E*TRADE--In late fiscal 1999, the Company launched Ask E*TRADE, allowing customers to more easily find answers to their investing questions. Powered by the Ask Jeeves search engine technology, Ask E*TRADE is a powerful natural language tool that allows users to simply input their question, in either complete sentences or key words. Ask E*TRADE then provides links to the precise content in the Learning Center that provides the required information.

 . Getting Started--The Company has also launched a Getting Started feature to provide new and potential customers with information in three areas:
   opening an account, funding an account, and making the first trade. Questions in these areas represent a significant percentage of inquiries from customers who have had accounts less than 90 days.

 . Proactive Service Notifications--Customers submitting a service request receive two important services: customized information regarding the request, including specific identification of the type of request submitted, the specific timeline involved in responding to the request, and an ID number for the customer's reference; and an e-mail sent to the customer once the service request is completed, providing specific information. This service notification is intended to make customers understand and feel comfortable with their electronic service experience, by keeping them informed throughout the process, and by providing assurance that their request will be carried out accurately and in a timely manner.

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

  The market for online investing services, particularly over the Internet, is rapidly evolving and intensely competitive, and the Company expects competition to continue to intensify in the future. See "Risk Factors--Risks Associated with Substantial Competition."

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. See "Risk Factors--Risks Associated with Government Regulation" and "Risk Factors--Risks Associated with Net Capital Requirements."

Associates

  At September 30, 1999, the Company had 1,735 associates. The Company's success has been, and will be, dependent to a large degree on its ability to retain the services of its existing executive officers and to attract and retain qualified additional senior and middle managers and key personnel in the future. There can be no assurance that the Company will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition and operating results. None of the Company's associates are subject to collective bargaining agreements or are represented by a union. The Company considers its relations with its associates to be good.

Executive Officers of the Registrant

  In addition to the executive officers who are also directors of the Company, the following executive officers are not directors and serve at the discretion of the Board of Directors:

             Name              Age                   Position
             ----              ---                   --------
 Kathy Levinson..............   44 President and Chief Operating Officer
 Leonard C. Purkis...........   51 Chief Financial Officer
 Judy Balint.................   46 Chief International Officer
 Thomas A. Bevilacqua........   43 Chief Business Development and Legal Officer
                                   and Corporate Secretary of the Board of
                                   Directors
 Debra Chrapaty..............   38 Chief Information Officer
 Jerry A. Dark...............   46 Chief People Officer
 Connie M. Dotson............   50 Chief Service Quality Officer
 Jerry D. Gramaglia..........   44 Chief Marketing Officer
 Stephen C. Richards.........   45 Chief Electronic Trading Officer
 Brigitte VanBaelen..........   30 Chief Community Development Officer and
                                    Assistant Corporate Secretary

  Kathy Levinson became President and Chief Operating Officer of E*TRADE Group, Inc. in January 1999. She also continues to serve as president and chief operating officer of E*TRADE Securities, Inc. She joined the company in January 1996 after serving as a consultant to E*TRADE during 1995. Prior to that, Ms. Levinson held a variety of senior level positions at Charles Schwab. Ms. Levinson received a BA in economics from Stanford University.

  Leonard C. Purkis is Chief Financial Officer for E*TRADE Group, Inc. Mr. Purkis previously served as chief financial officer for Iomega Corporation from 1995 to 1998. Prior to joining Iomega, he served in numerous senior level domestic and international finance positions for General Electric Co. and its subsidiaries, culminating his career there as senior vice president, finance, for GE Capital Fleet Services. A native of Cardiff, Wales, he is a graduate of the Institute of Chartered Accountants in England and Wales, and began his career as an audit manager at Coopers & Lybrand.

  Judy Balint is Chief International Officer for E*TRADE Group, Inc. From March 1997 to June 1998, she served as senior vice president, global marketing and strategic business development. Prior to joining E*TRADE, Ms. Balint was senior vice president and corporate director of marketing for National Processing, Inc., consultants in transaction technology. Ms. Balint has held a variety of senior executive positions for DHL, Federal Express, and CME-KHBB, a global advertising network of the former Saatchi & Saatchi Group. She earned a BA in journalism from the University of Wisconsin, Madison and an MBA in international business from the Monterey Institute of International Studies in Monterey, California.

  Thomas A. Bevilacqua is Chief Business Development and Legal Officer as well as Corporate Secretary of the Board of Directors for E*TRADE Group, Inc. Prior to joining E*TRADE in March 1999, Mr. Bevilacqua was a partner at the Silicon Valley office of Brobeck, Phleger & Harrison LLP, Attorneys-at-Law, where he served as a member of the executive committee and co-head of the firm's successful venture investment fund and information technology practice group. During the past 10 years, Mr. Bevilacqua has been involved in over 200 public financing transactions and has been a frequent speaker and guest lecturer on numerous venture financing and related business topics. Mr. Bevilacqua earned a BS in Business Administration and a Juris Doctor from the University of California.

  Debra Chrapaty is Chief Information Officer for E*TRADE Group, Inc. Prior to joining E*TRADE in July 1997, Ms. Chrapaty served as chief information officer and chief technology officer of the National Basketball Association. Ms. Chrapaty has also served as director, internal systems consulting, at Bertelsmann C.I.S., and with EMI Records Group. Her prior experience with financial organizations includes the Federal Reserve Bank of New York and Chase Econometric/IDC. Ms. Chrapaty earned her BBA in economics at Temple University and her MBA in information systems at New York University.

  Jerry A. Dark is Chief People Officer for E*TRADE Group, Inc. since July 1999. Mr. Dark joined the company in April 1998 as Vice President of Associates and Work Environment. Prior to that, Mr. Dark was a consulting manager with Coopers & Lybrand Consulting. He also has served as chief human resources officer at Georgia Institute of Technology and Epsilon Data Management. Mr. Dark earned both a bachelor's and master's degree in Business Administration from the University of Missouri.

  Connie M. Dotson is Chief Service Quality Officer for E*TRADE Group, Inc. Ms. Dotson joined E*TRADE in 1996 as customer service manager and was named vice president in 1997. Prior to joining E*TRADE, Ms. Dotson served as senior vice president of operations for U.S. Computer Services/CableData, Inc., where she was responsible for planning, organization, and control of all CableData operational and support departments, including customer service, systems support, new business, training, and field services.

  Jerry D. Gramaglia is Chief Marketing Officer for E*TRADE Group, Inc. Prior to joining E*TRADE in June 1998, Mr. Gramaglia was vice president of marketing for Sprint Corporation's consumer division. He also served for more than 20 years in a variety of senior executive positions for major global consumer companies, including Pepsico, Procter & Gamble, and Nestle Corporation. Mr. Gramaglia earned a BA in economics from Denison University.

  Stephen C. Richards is Chief Electronic Trading Officer for E*TRADE Group, Inc. since March 1999. From 1998 to 1999, Mr. Richards served as senior vice president, corporate development and new ventures, a position he accepted following two years as E*TRADE's senior vice president, finance, chief financial officer and treasurer. Prior to joining E*TRADE in April 1996, Mr. Richards was managing director and chief financial officer of correspondent clearing at Bear Stearns & Company. He is also a former vice president/deputy controller of Becker Paribas, and former first vice president/controller of Jefferies and Company, Inc. He received a BA in statistics and economics from the University of California at Davis and an MBA in finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant.

  Brigitte VanBaelen is Chief Community Development Officer and Assistant Corporate Secretary for E*TRADE Group, Inc. since January 1999. Ms. VanBaelen held various management positions in marketing and executive services since joining the company in August 1996. Prior to joining E*TRADE she spent 4 years at A.C. Nielsen where her most recent position was Director Global Marketing where she focused on integrating local marketing efforts into one global strategy. Ms. VanBaelen earned a degree in communications and public relations from the COOVI University in Brussels, Belgium.

  The Company's present directors and executive officers and their respective affiliates beneficially own approximately 33% of the Company's outstanding common stock. As a result, these shareowners, if they act together, will be able to exercise significant influence over all matters requiring shareowner approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in control of the Company.

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

 Risks Associated with the Year 2000

  Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified prior to the year 2000 in order for it to remain functional. This may affect us in numerous ways:

  . We have assessed the impact of the year 2000 issue on our products, services and internal information systems. We do not expect our financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, our earnings and results of operations could be affected. Furthermore, if corrective actions are not adequate to avoid year 2000 problems, the impact of year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material;

  . We must rely on outside vendors to address year 2000 issues for their hardware and software. If these vendors fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. Contingency plans are being developed in the event that we, or our key vendors, will not be year 2000 capable, but any such nonreadiness may have a negative effect on our financial results;

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

  If our systems or any other systems in the trading process slow down significantly or fail even for a short time, our customers could suffer delays in trading, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, and on certain days in February 1999, we again experienced similar systems failures. We could experience future system failures and degradations. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures. To date, during our systems failures, we were able to take orders by telephone, however, only associates with securities brokers' licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

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

 Risks Associated with Substantial Competition

  The market for electronic brokerage services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from discount brokerage firms providing either touch-tone telephone or online brokerage services, or both. These competitors include, among others, such discount brokerage firms as:

  .Charles Schwab & Co., Inc.;

  .Fidelity Brokerage Services, Inc.;

  .Waterhouse Securities, Inc.;

  .Quick & Reilly, Inc. (a subsidiary of Fleet Financial Group, Inc.);

  .National Discount Brokers (a subsidiary of National Discount Brokers
  Group);

  .Discover Brokerage Direct, Inc. (a subsidiary of Morgan Stanley Dean Witter Discover & Company);

  .Ameritrade, Inc. (a subsidiary of Ameritrade Holding Corporation);

  .DLJdirect (a subsidiary of Donaldson, Lufkin & Jenrette Securities Corporation);

  .Datek Online Holdings Corporation (Datek Online); and

  .SURETRADE, Inc. (a subsidiary of Fleet Financial Group, Inc.)

  We also encounter competition from established full commission brokerage firms such as PaineWebber Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney, Inc., among others. In addition, we compete with financial institutions, mutual fund companies and other organizations, some of which provide electronic brokerage services.

  Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the electronic brokerage business. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. For example, Charles Schwab's One-Source mutual fund service and similar services may discourage potential customers from using our brokerage services. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

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

 Risks Associated with Management of a Changing Business

  We have grown rapidly and our business and operations have changed substantially since we began offering electronic investing services in 1992, and Internet investing services in February 1996, and we expect this trend to continue. Such rapid change and expansion places significant demands on our administrative, operational, financial, and technical management and other resources.

  We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in both the computer and brokerage industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers or technical persons in the future. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with operating expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there could be a material adverse effect on our business, financial condition and operating results.

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

  The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and shareowners of broker-dealers. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

  We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE. All marketing activities by E*TRADE Securities are regulated by the NASD, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASD has in the past asked us to revise certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

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

  We intend to expand our business to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies through the Internet and other gateways. We have license agreements in place which cover a number of countries in Europe and Asia. These agreements grant the licensees the exclusive right to offer online investing services under the E*TRADE name. In addition, the Company has established joint ventures with strategic partners in Japan and the U.K. E*TRADE intends to expand its global positioning by launching branded web sites in the top 20 financial markets worldwide. These agreements provide that the Company will receive licensing fees and royalties based upon their transaction revenues. In order to expand its services globally, E*TRADE Securities must comply with the regulatory controls of each specific country in which it conducts business. Our international expansion could be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties for regulatory compliance in international jurisdictions. See "Risks Associated with International Strategy."

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

  Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. In addition, the New York Attorney General has begun investigating the online brokerage industry, citing consumer complaints about delays and technical difficulties in online stock trading. Increased attention focused upon these liability issues could adversely affect the growth of the Internet, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

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

  The table below summarizes the minimum net capital requirements for the Company's domestic brokerage subsidiaries as of September 30, 1999 (in thousands):

                                                     Required           Excess
                                                       net      Net      net
                                                     capital  capital   capital
                                                     -------- -------- --------
  E*TRADE Securities................................ $52,206  $162,729 $110,523
  TIR Securities, Inc...............................      82     2,289    2,207
  TIR Investor Select, Inc..........................       5       254      249
  Marquette Securities, Inc.........................     250       445      195

 Risks Associated with the Securities Industry; Concentration of Services

  A majority of our revenues in recent years have been from online investing services, and we expect this business to continue to account for almost all of our revenues in the foreseeable future. We, like other securities firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. In October 1987, and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our operating results may be adversely affected because our overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risks Associated with Substantial Competition".

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

 Risks Associated with Dependence on Online Commerce and the Internet

  The market for electronic brokerage services, particularly over the Internet, is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For us, this uncertainty is compounded by the risks that consumers will not continue to adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit us to continue to grow.

  Sales of many of our services and products will depend on consumers adopting the Internet as a method of doing business. This may not occur because of inadequate development of the necessary infrastructure, such as a reliable network infrastructure, or complementary services and products, such as high speed modems and communication lines. The Internet has grown and is expected to grow both in number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet. Because use of the Internet for commerce is new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If these critical issues are not addressed, if the necessary infrastructure is not developed, or if the Internet does not become a viable commercial marketplace, our business, financial condition and operating results could be materially adversely affected.

  Adoption of online commerce by individuals who have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, our brokerage services over the Internet involve a new approach to securities trading which requires extensive marketing and sales efforts to educate prospective customers regarding its uses and benefits. For example, consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online brokerage trading, which could have a material adverse effect on our business, financial condition and operating results.

 Volatility of Stock Price

  The market price of our Common Stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

  .quarterly variations in operating results;

  .volatility in the stock market;

  .volatility in the general economy;

  . announcements of technological innovations or new software, services or products by us or our competitors; and

  .changes in financial estimates and recommendations by securities analysts.

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

 Risks Associated with Dependence on Intellectual Property Rights

  Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "E*TRADE" in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to "E*TRADE", thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "E*TRADE" could have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

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

 Risks Associated with Entering New Markets

  One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. There can be no assurance that our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our Common Stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

 Risks Associated with Telebanc Merger

  In June, E*TRADE and Telebanc Financial Corporation ("Telebanc") announced a definitive agreement to merge. The Boards of Directors of both companies have approved the merger, but final consummation of the merger, which is expected to be completed this fall, is contingent upon regulatory approval and the vote of the Telebanc shareowners. Telebanc is an online provider of Internet banking services. This represents a new line of business for us. No assurance can be given that we will be successful in this market. We may experience difficulty in assimilating Telebanc's products and services with our own and we may not be able to integrate successfully the former employees of Telebanc into our organization. These difficulties will be exacerbated by the geographical distance between the Company's locations and Telebanc's Virginia location. If we fail to successfully integrate Telebanc's operations with our own, our operating results and business could be adversely effected.

  Telebanc, as a savings and loan holding company, and Telebank, as a federally chartered savings bank and wholly owned subsidiary of Telebanc, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision as their primary federal regulator. Telebank also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation. We have limited experience and knowledge of the regulatory requirements of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation, and there is a risk that we could incur significant additional costs in complying with these regulations, or significant penalties if we fail to comply. Such costs or penalties could harm our operating results and business.

  Several proposals for abolishing the federal thrift charter were introduced in Congress during 1998 in bills addressing modernization of financial services legislation. While no legislation was enacted in 1998, financial modernization legislation continues to be discussed by Congress. If final legislation is passed abolishing the federal thrift charter, Telebank could be required to convert its federal charter to a national bank charter, a new federal type of bank charter or a state depository institution charter, and we could be subject to regulation by the Federal Reserve Board or another agency, and could be subject to capital requirements that are not currently applicable to holding companies under Office of Thrift Supervision regulation. Such changes could result in increased costs and harm our operating results and business.

  Telebank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves. This is a new industry for the Company and accordingly, we do not have any experience in this area. We will initially be dependent upon current Telebanc management and employees to continue to advise the Company in this area.

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

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  .potentially adverse tax consequences.

  Any of the foregoing could adversely impact the success of our international operations. Under these agreements, we rely upon third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction could harm our operations and/or the goodwill associated with our brand name. Additionally, certain of our international licensees have the right to sell sub-licenses. Generally, we have less control over sub-licensees than we do over licensees. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and, consequently, on our business, financial condition and operating results.

 Risks Associated with Acquisitions, Strategic Relationships

  We recently acquired ClearStation and TIR. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions and mergers entail numerous risks, including:

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

  We have established a number of strategic relationships with online and Internet service providers, as well as software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new such relationships in the future. We also make investments in equity securities of other companies without acquiring control of those companies. There is generally no public market for the securities of the companies we invest in. In order for us to realize a return on our investment, such companies must be acquired or successfully complete a public offering of their securities. There can be no assurance that such companies will be acquired or complete a public offering or that such an acquisition or public offering will allow the Company to sell its securities at a profit, or at all.

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

 Risks Associated with Potential Reduction In Order Flow Rebates

  Order flow revenue as a percentage of revenue has decreased over the past three years. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

ITEM 2. PROPERTIES

  During fiscal 1999, the Company entered into agreements to lease facilities in Menlo Park, California, where it will consolidate its existing Silicon Valley locations. Additionally, the Company has facilities in Rancho Cordova, California and Alpharetta, Georgia. Through ClearStation and TIR, the Company also has offices in San Francisco, New York, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom. The leases comprise an aggregate of 750,705 square feet and expire at various dates through June 2009. The Company believes that it has adequate space for its current needs.

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

  On February 8, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Coleen Divito, on behalf of herself and other similarly situated individuals. Subsequently on February 19, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Mario Cirignani, on behalf of himself and other similarly situated individuals. Both complaints allege damages and seek injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999, system interruptions and allege a class of all E*TRADE account holders from February 2, 1999. Pursuant to a stipulation of counsel dated March 23, 1999, the Court consolidated the Divito and Cirignani actions for all purposes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

  On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that the Company's advertising, other communications and business practices regarding its ability to timely execute and confirm transactions through its online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

  On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPO's are made available to the Company's customers. This proceeding is currently at a very early stage and the Company is unable to predict its ultimate outcome.

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

                                                                    High   Low
                                                                   ------ ------
   Fiscal 1998
     First Quarter................................................ $11.94 $ 4.34
     Second Quarter............................................... $ 6.97 $ 4.69
     Third Quarter................................................ $ 7.03 $ 4.94
     Fourth Quarter............................................... $ 8.81 $ 3.91
   Fiscal 1999
     First Quarter................................................ $16.25 $ 2.50
     Second Quarter............................................... $33.22 $12.74
     Third Quarter................................................ $72.25 $29.38
     Fourth Quarter............................................... $42.63 $21.31

  The closing sale price of the Company's common stock as reported on the Nasdaq National Market on October 18, 1999 was $23.13 per share. As of that date there were 1,837 holders of record of the Company's common stock.

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

Dividends

  The Company has never declared or paid cash dividends on its capital stock. TIR, which was acquired in August 1999, and accounted for as a pooling-of-interests, issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, in April 1996, and paid dividends totaling $222,000 and $240,000 in fiscal year 1999 and 1998, respectively. ShareData, which the Company acquired in July 1998, and accounted for as a pooling-of-interests, was a Subchapter S corporation and did pay dividends to its shareowners prior to its acquisition. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

  On March 28, 1999, the Company entered into an agreement whereby the Company issued 939,000 shares of its common stock in connection with the acquisition of ClearStation, Inc. ("ClearStation"). The consideration for such issuance consisted of all the issued and outstanding capital stock of ClearStation. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

  On July 12, 1999, the Company entered into an agreement whereby the Company issued 4,488,000 shares of its common stock in connection with the acquisition of TIR (Holdings) Limited ("TIR"). The consideration for such issuance consisted of all the issued and outstanding capital stock of TIR. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

  On September 30, 1999, the Company entered into an agreement whereby the Company issued 314,000 shares of its common stock in connection with the acquisition of Confluent, Inc. ("Confluent"). The consideration for such issuance consisted of all the issued and outstanding capital stock of Confluent. No underwriters were involved and there were no underwriting discounts or commissions. The securities will be issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering. In addition, if Confluent achieves certain operating milestones, its shareowners will be eligible for up to 225,000 additional shares of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                        Years Ended September 30,
                                ----------------------------------------------
                                  1999      1998      1997     1996     1995
                                --------  --------  --------  -------  -------
                                 (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data*:
Revenues:
 Transaction revenues.........  $355,830  $162,097  $109,659  $44,178  $20,835
 Global and institutional.....   110,959    95,829    80,128   78,865   79,579
 Interest--net of interest
  expense.....................   122,308    56,701    25,739    5,021      989
 Other........................    32,305    21,129    18,602   13,739    7,558
                                --------  --------  --------  -------  -------
  Net revenues................   621,402   335,756   234,128  141,803  108,961
                                --------  --------  --------  -------  -------
Cost of services..............   283,869   138,942    95,933   63,312   39,822
                                --------  --------  --------  -------  -------
Operating expenses:
 Selling and marketing........   301,658   117,283    67,281   52,371   44,942
 Technology development.......    76,878    33,699    13,547    4,699    2,265
 General and administrative...    85,095    41,752    27,098   17,208   12,300
 Merger related expenses......     6,304     1,167       --       --       --
                                --------  --------  --------  -------  -------
  Total operating expenses....   469,935   193,901   107,926   74,278   59,507
                                --------  --------  --------  -------  -------
  Total cost of services and
   operating expenses.........   753,804   332,843   203,859  137,590   99,329
                                --------  --------  --------  -------  -------
Operating income (loss).......  (132,402)    2,913    30,269    4,213    9,632
                                --------  --------  --------  -------  -------
Non-operating income
 (expense):
 Gain on sale of investments..    49,957       --        --       --       --
 Equity in losses of
  investments.................    (9,103)      --        --       --       --
 Gain (loss) on foreign
  exchange....................        12      (762)     (946)    (542)    (186)
                                --------  --------  --------  -------  -------
  Total non-operating income
   (expense)..................    40,866      (762)     (946)    (542)    (186)
                                --------  --------  --------  -------  -------
Pre-tax income (loss).........   (91,536)    2,151    29,323    3,671    9,446
Income tax expense (benefit)..   (37,098)      224    10,130     (495)   2,113
                                --------  --------  --------  -------  -------
Net income (loss).............   (54,438)    1,927    19,193    4,166    7,333
Preferred stock dividends.....       222       240       240      240      --
                                --------  --------  --------  -------  -------
 Income (loss) applicable to
  common stock................  $(54,660) $  1,687  $ 18,953  $ 3,926  $ 7,333
                                ========  ========  ========  =======  =======
Income (loss) per share:
 Basic........................  $  (0.23) $   0.01  $   0.14  $  0.05  $  0.11
                                ========  ========  ========  =======  =======
 Diluted......................  $  (0.23) $   0.01  $   0.13  $  0.03  $  0.07
                                ========  ========  ========  =======  =======
Shares used in computation of
 income (loss) per share:
 Basic........................   235,926   173,906   133,572   80,554   68,467
 Diluted......................   235,926   185,479   147,833  121,863  111,427

                                                  September 30,
                                  ---------------------------------------------
                                    1999      1998      1997     1996    1995
                                  --------- --------- --------- ------- -------
                                                 (in thousands)
Consolidated Balance Sheet
 Data*:
Cash and equivalents............  $  85,734 $  47,776 $  47,141 $40,138 $30,397
Investment securities...........    189,145   502,534   191,958  35,563     560
Brokerage receivables--net......  2,912,581 1,365,247   838,646 253,274  61,988
Total assets....................  3,926,980 2,066,286 1,148,114 397,169 107,212
Mandatorily redeemable preferred
 securities.....................        --      3,000     3,000   3,000     --
Shareowners' equity.............    913,667   734,410   303,694  89,785  27,908

--------
* All prior year amounts presented have been restated to reflect the acquisitions of ClearStation and TIR during fiscal 1999, which were accounted for as poolings-of-interests (see Note 16 of the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of E*TRADE Group, Inc. ("E*TRADE" or the "Company") should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth elsewhere herein.

Overview

  A leading branded provider of online investing services, E*TRADE has established a popular destination Web site for self-directed investors. Founded in 1982, the Company operated initially as a service bureau, providing automated online securities transaction services to various brokerage firms. In 1992, the Company formed E*TRADE Securities and began to offer retail investing services and account information 24 hours a day, seven days a week. The Company offers independent investors the convenience and control of automated stock, option, fixed income and mutual fund order placement at lower commission rates than traditional brokerage firms. In addition, E*TRADE has a suite of value-added products and services that can be customized and personalized, including portfolio tracking, Java-based charting and quote applications, real-time stock quotes, Smart Alerts, market commentary and analysis, news, investor community areas and other information services.

  Free resources available to the public on E*TRADE's Web site include breaking financial news, real-time stock and option price quotes, company financial information and news announcements, live market commentary, personalized investment portfolios, investor community areas, and search and filtering tools for mutual fund and fixed income products. E*TRADE's Web site services three levels of investors--visitors, members, and customers, with each successive group gaining access to additional value-added products and services. Visitors can view market information, headline news, stock quotes and charts, mutual fund information, and much more. By registering but not opening an account, a visitor becomes a member and receives free access to many advanced, customizable investment research tools, including free real-time quotes and secure email. Customers, those investors with E*TRADE accounts, have complete access to E*TRADE's trading engine and to all the investment research and management features, including Smart Alerts, and many sophisticated analytical and record keeping tools. Customers may also subscribe to E*TRADE's Professional Edge service and apply for IPOs, as well as receive access to institutional quality research reports and other premium services.

  In fiscal 1998, the Company acquired OptionsLink, a division of Hambrecht & Quist LLC, and ShareData. OptionsLink was an all-electronic Web-based and interactive voice response inquiry and order entry system for employee stock option and stock purchase plan services for corporate stock plan participants. ShareData was a supplier of stock plan knowledge-based software and Full Service Stock Plan Administration ("FSSPA") consulting services for pre-IPO and public companies. The products and services provided by these companies were combined and are now part of the corporate financial services offered by E*TRADE Business Solutions. E*TRADE Business Solutions is the only service that offers a full spectrum of fully electronic stock plan management services, including plan administration, compliance, employee communication, and online transaction capabilities. Corporate financial services represents a potential growth segment for the Company and provides an opportunity to diversify its revenue stream.

  In April 1999, the Company acquired ClearStation, Inc., a financial media Web site that integrates technical and fundamental analysis and discussion for investors. The ClearStation acquisition represents another important step in executing on the Company's new digital financial media strategy and in building the Company's interactive financial media properties by offering actionable information to our customers. This acquisition was accounted for as a pooling-of-interests and, accordingly, all historical information has been prepared to give retroactive effect to the acquisition.

  In August 1999, the Company acquired TIR (Holdings) Limited ("TIR"). TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world. It is anticipated that TIR's management will assist in running selected segments of retail operations, given their existing clearing and operational infrastructure in both Europe and Asia. In addition, TIR will leverage E*TRADE's web technology to provide web access to its current institutional client base of over 600 customers. TIR is expected to provide a number of other synergistic benefits, including access to independent research sources, distributing IPOs to global institutional clients and providing the basis for an international stock loan program, along with the ability to initiate organic operations where they already have exchange seats. Through the TIR acquisition the Company has been able to further diversify its revenues to be less dependent on domestic retail transaction revenues. The acquisition was accounted for as a pooling-of-interests, and accordingly all historical information has been prepared to give retroactive effect to the acquisition.

  The Company's revenues consist principally of securities brokerage commissions from retail transactions, payments for order flow, institutional trade execution fees, international license and royalty revenues, and interest. The Company has experienced substantial growth in its revenues since E*TRADE Securities was formed. At the end of fiscal 1992, the Company was processing slightly over 100 transactions per day. For the quarter ended September 30, 1999, the Company's average daily transaction volume was 80,350, a 163% increase over the average daily transaction volume of 30,494 in the equivalent period in fiscal 1998. Although increases in the overall activity in the securities markets have contributed to the Company's growth, the Company believes that its growth has also been due to the success of its advertising campaigns in bringing brand name recognition to the E*TRADE name, the launch of Internet access to E*TRADE in February 1996, and the continuing successful integration of new product developments.

  The Company uses other broker-dealers to execute its customers' orders and, in recent years, has derived a significant portion of its revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by the Company to its customers. The revenues received by the Company under these arrangements for fiscal 1999, 1998 and 1997 amounted to 11%, 16% and 24% of total transaction revenues, respectively. There can be no assurance that the Company will be able to continue its present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company is making significant investments in systems technology and has established technology centers in Rancho Cordova, California, and Alpharetta, Georgia. These facilities support systems, network services, trading, customer service, transaction redundancy and backup between the locations, thereby providing an operational system in the event of a service interruption at either facility.

  The Company implemented self-clearing operations for equity securities in July 1996, and self-clearing operations for options in April 1997. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. The conversion to self-clearing has allowed the Company to realize significant cost savings and revenue enhancement.

  The Company assumes direct responsibility for the possession and control of customer securities and other customer assets and the clearing of customers' securities transactions. This responsibility requires the Company to record on its balance sheet the receivables and payables to the Company that are a result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customers' accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained by the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company may be required to obtain financing for any excess debit balance. The Company had receivables from customers, brokers, dealers and clearing organizations of $2.9 billion and payables to customers, brokers, dealers and clearing organizations of $2.8 billion as of September 30, 1999. The Company contracts with a third-party service bureau, BETA Systems, for its customer record keeping and data processing services.

  The Company has experienced substantial changes in, and expansion of, its business and operations since it began offering online investing services in 1992 and Internet investing services in February 1996, and expects to continue to experience periods of rapid growth. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, technical, financial and other resources. Competition for highly qualified senior managers and technical personnel is intense. If the Company fails to attract, assimilate and retain such personnel, there could be a material adverse effect on the Company's business, financial condition and operating results.

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

Results of Operations

  The following table sets forth the percentage of net revenues represented by certain items on the Company's consolidated statements of operations for the periods indicated:

                                                            Years Ended
                                                           September 30,
                                                         ---------------------
                                                         1999    1998    1997
                                                         -----   -----   -----
Revenues:
  Transaction revenues..................................  57.2 %  48.3 %  46.8 %
  Global and institutional..............................  17.9    28.5    34.2
  Interest--net of interest expense.....................  19.7    16.9    11.0
  Other.................................................   5.2     6.3     8.0
                                                         -----   -----   -----
    Net revenues........................................ 100.0   100.0   100.0
                                                         -----   -----   -----
Cost of services........................................  45.7    41.4    41.0
                                                         -----   -----   -----
Operating expenses:
  Selling and marketing.................................  48.5    34.9    28.7
  Technology development................................  12.4    10.1     5.8
  General and administrative............................  13.7    12.4    11.6
  Merger related expenses...............................   1.0     0.4     --
                                                         -----   -----   -----
    Total operating expenses............................  75.6    57.8    46.1
                                                         -----   -----   -----
    Total cost of services and operating expenses....... 121.3    99.2    87.1
                                                         -----   -----   -----
Operating income (loss)................................. (21.3)    0.8    12.9
                                                         -----   -----   -----
Non-operating income (expense):
  Gain on sale of investments...........................   8.0     --      --
  Equity in losses of investments.......................  (1.5)    --      --
  Gain (loss) on foreign exchange.......................   --     (0.2)   (0.4)
                                                         -----   -----   -----
    Total non-operating income (expense)................   6.5    (0.2)   (0.4)
                                                         -----   -----   -----
Pre-tax income (loss)................................... (14.8)    0.6    12.5
Income tax expense (benefit)............................  (6.0)    --      4.3
                                                         -----   -----   -----
Net income (loss).......................................  (8.8)    0.6     8.2
Preferred stock dividends...............................   --      --      0.1
                                                         -----   -----   -----
Income (loss) applicable to common stock................  (8.8)%   0.6 %   8.1 %
                                                         =====   =====   =====

Fiscal Years Ended September 30, 1999, 1998 and 1997

 Revenues

  The Company's revenues increased to $621.4 million in fiscal 1999, up 85% from $335.8 million in fiscal 1998, which was up 43% from $234.1 million in fiscal 1997.

  Transaction revenues increased to $355.8 million in fiscal 1999, up 120% from $162.1 million in fiscal 1998, which was up 48% from $109.7 million in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow.

  Commission revenues increased to $316.7 million, up 132% from $136.3 million in fiscal 1998, which was up 64% from $82.9 million in fiscal 1997. Transactions for fiscal 1999 totaled 17.3 million or an average of 68,500 transactions per day. This is an increase of 148% over the average daily transaction volume of 27,600 in fiscal 1998, which was up 68% from 16,400 in fiscal 1997. Average commissions per transaction declined to $18.35 in fiscal 1999 from $19.58 in fiscal 1998 and $20.00 in fiscal 1997. The decline in commissions per trade was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the new Power E*TRADE program, which provides reduced commissions for active traders.

  Payments for order flow increased to $39.1 million in fiscal 1999, up 52% from $25.8 million in fiscal 1998, which was down 4% from $26.8 million in fiscal 1997. As a percentage of transaction revenue, payments for order flow have decreased to 11% in fiscal 1999, down from 16% in fiscal 1998, which was down from 24% in fiscal 1997. The decrease in payments for order flow is reflective of a trend that the Company expects to continue as a result of the implementation by the SEC of new order handling rules in January 1997, the outcome of which was that the bid/ask spread was reduced, thereby reducing market maker margins and limiting their ability to pay for order flow. Also contributing to the decline was the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark's total order flow. The Company previously recorded the amounts it received under this allocation as payment for order flow revenue.

  Global and institutional revenues increased to $111.0 million in fiscal 1999, up 16% from $95.8 million in fiscal 1998, which was up 20% from $80.1 million in fiscal 1997. Global and institutional revenues are comprised of revenues from TIR's operations, as well as licensing fees and royalties from E*TRADE International's affiliates. TIR's revenues increased to $106.9 million in fiscal 1999, up 20% from $88.8 million in fiscal 1998, which was up 17% from $76.1 million in fiscal 1997. These increases are primarily attributable to strong market conditions in the U.S. and Europe, as well as an increase in futures commissions. TIR revenues are largely comprised of commissions from institutional trade executions; for fiscal 1999 approximately 60% of their transactions were from outside the U.S., and approximately 60% were cross-border transactions. International licensing fees and royalties decreased to $4.1 million in fiscal 1999, down 41% from $7.0 million in fiscal 1998, which was up 75% from $4.0 million in fiscal 1997.

  Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Net interest revenues increased to $122.3 million in fiscal 1999, up 116% from $56.7 million in fiscal 1998, which was up 120% from $25.7 million in fiscal 1997. These increases were reflective of the overall increases in: average customer margin balances which have increased 100% to $1.9 billion in fiscal 1999, from $0.9 billion in fiscal 1998, which was an increase of 164% from $0.4 billion in fiscal 1997; average customer money market fund balances which have increased 130% to $3.2 billion in fiscal 1999, from $1.4 billion in fiscal 1998, which was an increase of 76% from $0.8 billion in fiscal 1997; average customer credit balances which have increased 102% to $0.5 billion in fiscal 1999, from $0.2 billion in fiscal 1998, which was a 12% increase from $0.2 billion in fiscal 1997; and average stock loan balances which have increased 61% to $1.1 billion in fiscal 1999, from $0.7 billion in fiscal 1998, which was up 277% from $0.2 billion in fiscal 1997. In addition to net interest revenue generated on the balances above, the Company earned interest revenue on the investment security balances held for corporate purposes.

  Other revenues increased to $32.3 million in fiscal 1999, up 53% from $21.1 million in fiscal 1998, which was up 13% from $18.6 million in fiscal 1997. Other revenues increased primarily due to growth in mutual funds revenue, revenues from advertising on the Company's Web site, investment banking revenue, E*TRADE Business Solutions revenue, and broker-related fees for services.

 Cost of Services

  Total cost of services increased to $283.9 million in fiscal 1999, up 104% from $138.9 million in fiscal 1998, which was up 45% from $95.9 million in fiscal 1997. Cost of services includes expenses related to the Company's clearing operations, customer service activities, Web site content costs, and system maintenance and communication expenses. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the Company's technology centers in Rancho Cordova, California and Alpharetta, Georgia. Included in total cost of services for fiscal 1997 was a charge of $4.3 million, which resulted from a clerical oversight connected with the Company's failure to timely renew its registration as a broker-dealer in the state of Ohio. Cost of services as a percentage of total transaction revenues was 45.7% in fiscal 1999 compared to 41.4% in fiscal 1998 and 41.0% in fiscal 1997. The increase in fiscal 1999, is primarily related to the introduction of 24x7x366 live agent customer service, the build-out of the technology operation infrastructure to support the growth of the global business, added content to the Web site, and the promotional and pricing programs introduced in fiscal 1999.

 Operating Expenses

  Selling and marketing expenses increased to $301.7 million in fiscal 1999, up 157% from $117.3 million in fiscal 1998, which was up 74% from $67.3 million in fiscal 1997. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue in fiscal 2000. Selling and marketing expenses also include TIR's selling and marketing costs, which are predominantly sales-related and non-account generating.

  Technology development expenses increased to $76.9 million in fiscal 1999, up 128% from $33.7 million in fiscal 1998, which was up 150% from $13.5 million in fiscal 1997. The increased level of expense was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, development efforts related to the launch of Destination E*TRADE and proprietary stateless architecture, and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased to $85.1 million in fiscal 1999, up 104% from $41.8 million in fiscal 1998, which was up 54% from $27.1 million in fiscal 1997. These increases were the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with the opening of the facility in Alpharetta, Georgia.

  Merger related expenses of $6.3 million were recognized in the third and fourth quarters of fiscal 1999 and primarily relate to the transaction costs associated with the TIR and ClearStation acquisitions and the pending merger with Telebanc. In fiscal 1998, the Company recognized $1.2 million of transaction costs associated with the ShareData acquisition. Additional costs associated with the Company's mergers and acquisitions are expected to be incurred during fiscal 2000.

 Non-operating Income (Expense)

  In fiscal 1999, the Company sold a portion of its holdings in Knight/Trimark and CriticalPath, recognizing pre-tax gains of $50.0 million on the sales. These investments have been classified as available-for-sale under the provisions of SFAS 115.

  Equity in losses of investments was $9.1 million in fiscal 1999, which resulted from the Company's minority ownership in its investments that are accounted for under the equity method. These investments include E*TRADE U.K., E*TRADE Japan, E*OFFERING and Archipelago. The Company expects that these companies will continue to invest in the development of their products and services, and to incur operating losses for at least the next 12 months, which will result in future charges being recorded by the Company to reflect its proportionate share of losses.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective rate of (40.5%), 10.4% and 34.5% for fiscal 1999, 1998 and 1997, respectively. The fiscal 1998 rate reflects expected tax benefits from tax-exempt interest income and certain nondeductible acquisition costs.

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

  In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as online and Internet service providers, and third-party software, such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The year 2000 issue could lower demand for the Company's services while increasing the Company's costs. The combination of these factors, while not quantifiable, could have a material adverse impact on the Company's financial results.

  During the first quarter of fiscal 1998, the Company initiated a review and assessment of its hardware and software to evaluate whether they will function properly in the year 2000 without material errors or interruptions. The Company's year 2000 efforts address the Company's computer systems and equipment, as well as business partner relationships considered essential to the Company's ability to conduct its business. The objective of the Company's year 2000 project is to identify the core business processes and associated computer systems and equipment that may be at risk due to the use of two-digit year dates. Once identified, the systems and equipment are rated for risk and are prioritized for conversion or replacement according to their impact on core business operations. The Company's year 2000 project follows a structured approach in analyzing and mitigating year 2000 issues. This approach consists of six phases: awareness, assessment, remediation, validation, implementation and industry-wide testing. The work associated with each phase may be performed simultaneously with other phases of the project, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For example, awareness is an ongoing effort and occurs in each phase. As part of this project, the Company reviews its vendor relationships (suppliers, alliances and third-party providers) in an attempt to assess their ability to meet the year 2000 challenge. This plan seeks to ensure that all of the Company's business partners and service providers are also year 2000 ready. In addition, written contingency plans are being developed for all mission critical systems to address any unexpected year 2000 failures.

 Status of Year 2000 Efforts

  The Company believes it has substantially completed each of these phases originally planned for year 2000 readiness. The Company continues to engage in re-validation of its mission-critical systems. The Company believes that all material year 2000 problems with internally-managed hardware and software revealed as a result of its evaluation have been remedied; however, there can be no assurances that our efforts have solved all possible year 2000 issues, and there is a risk that other problems, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that may be discovered. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business.

  All mission-critical vendors have been contacted and have indicated that their hardware and software is year 2000 ready. The Company has relied upon representations by vendors as to their year 2000 readiness and generally has not attempted to perform independent verification of the accuracy of those representations. There can be no assurance that all third parties will provide accurate and complete information or that all their systems will be fully year 2000 capable. If these vendors fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is dependent on systems, such as the Internet, telecommunications and electrical systems, which are not within its control, and as to which it has not sought or obtained assurances of continued operation. The failure by such systems could also prevent the Company from delivering its services to its customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

  In addition, other third parties' year 2000 processing failures, not currently identified by the Company as mission-critical, could have an unexpectedly severe material adverse impact on the Company's systems and operations.

  Continuing focus will be placed on all non-mission critical systems and written contingency plans through the remainder of calendar year 1999. The Company anticipates that work on the awareness, contingency planning, and vendor management phases of the project will continue through the century change. However, there can be no assurance that contingency plans will adequately address all year 2000 failures.

  As the year 2000 project continues, the Company may discover additional year 2000 issues, may not be able to develop, implement, or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations and become material. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be year 2000 capable. The Company cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

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

  On June 1, 1999, the Company entered into a definitive agreement to merge with Telebanc Financial Corporation ("Telebanc"), a holding company for Telebank, the nation's largest branchless bank, providing banking products and services over the Internet. On July 13, 1999, the Company entered into a definitive agreement to acquire TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. We have been advised by both Telebanc and TIR that they have ongoing programs to identify and remediate any year 2000 issues. The Company does not currently have any direct control over the year 2000 activities of Telebanc. With respect to TIR, we have relied upon the representations of management or former management with respect to TIR's year 2000 readiness, including representations and warranties that TIR's products and services and its internal computer systems are year 2000 ready, that TIR has made appropriate inquires of its key suppliers of services and products, and that TIR reasonably expects that it will not incur any material expenses associated with securing year 2000 readiness of its products or services, internal computer systems or the computer systems of TIR's key suppliers or customers. The TIR acquisition closed on August 31, 1999 and the Telebanc acquisition is expected to close during 1999; therefore, the Company's operating results will be impacted by the additional assessment, remediation, validation, implementation and testing costs which these entities may incur. While the managements of Telebanc and TIR have made certain representations with respect to their year 2000 readiness, we can give no assurances as to the adequacy of the year 2000 efforts of Telebanc or TIR or their impact to the Company.

  The Company spent approximately $5.5 million on year 2000 readiness efforts through September 30, 1999, and currently estimates that it will spend approximately an additional $1 million. These expenditures will consist primarily of compensation for employees and contractors dedicated to this project. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures will be expensed as incurred. At this time, it does not appear that the costs of addressing year 2000 issues will have a material adverse impact on the Company's financial position. However, there can be no assurance that these costs will not be greater than anticipated. In the event that the Company, and third parties upon which it relies, have not adequately addressed year 2000 issues, it could result in a material financial risk to the Company.

  The foregoing year 2000 discussion and the information contained herein is provided as a Year 2000 Readiness Disclosure and contains forward-looking statements. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of year 2000 testing, adequate resolution of year 2000 issues by governmental agencies, businesses and other third parties who are service providers, suppliers, licensors and vendors of the Company, unanticipated system costs, the adequacy of and ability to implement contingency plans and similar uncertainties. The forward-looking statements made in the foregoing year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

  In July 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of its common stock to SOFTBANK Holdings, Inc. for an aggregate purchase price of $400 million. This investment represents a minority interest ownership of approximately 26.1% in the Company as of September 30, 1999.

  The Company has financing facilities totaling $325 million, to be collateralized by customer securities. There were no borrowings outstanding under these lines at September 30, 1999 or 1998. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

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

  Cash used in operating activities was $106.3 million in fiscal 1999, primarily as a result of the net loss in fiscal 1999 of $54.4 million, deferred income taxes of $39.0 million, a $50.0 million gain on sale of investments, and an increase in brokerage-related assets in excess of related liabilities of $66.1 million, offset in part by depreciation and amortization of $32.4 million, equity in losses of investments of $9.1 million, a $2.2 million compensation charge for options issued to consultants, and increases in accounts payable, accrued and other liabilities in excess of other assets of $58.4 million. Cash used in operating activities in fiscal 1998 and 1997 was $27.7 million and $6.5 million, respectively. Such amounts primarily reflect net income for the respective periods, increases in brokerage-related assets in excess of related liabilities, the impact of depreciation and amortization and increases in accounts payable, accrued and other liabilities in excess of other assets.

  Cash provided by (used in) investing activities was $125.6 million in fiscal 1999, ($382.2) million in fiscal
1998 and ($175.4) million in fiscal 1997. In fiscal 1999, the cash provided by investing activities was the result of the net sale/maturity of $311.9 million in investment securities and $50.9 million in proceeds from the sale of investments, offset by the purchase of $110.7 million of investments and the purchase of $130.2 million of property and equipment. This compares to cash used in fiscal 1998 and 1997 where the Company was a net purchaser of investment securities, investments, property and equipment.

  Cash provided by financing activities was $18.7 million in fiscal 1999, compared with $410.6 million in fiscal 1998 and $188.9 million in fiscal 1997. Cash provided by financing activities in fiscal 1999 primarily resulted from the exercise of stock options. In fiscal 1998, cash provided by financing activities primarily consisted of $400 million in proceeds from the common stock issuance to SOFTBANK Holdings, Inc. and in fiscal 1997 the net proceeds from the Company's secondary public offering.

  The Company expects that it will incur approximately $180 million of capital expenditures for the 12 months ended September 30, 2000.

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

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting of mainly income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent levels at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

 Equity Price Risk

  The Company has investments in publicly-traded equity securities. The fair value of these securities at September 30, 1999 was $317.8 million, compared with $45.8 million at September 30, 1998. If the market price of the securities held at September 30, 1999 were to decrease by 10%, the fair value of the portfolio would decline by $31.8 million, which would not have a material affect on the financial position of the Company. The Company accounts for these securities as available-for-sale, and unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners' equity, and not reflected in the determination of operating results until the securities are sold. At September 30, 1999, unrealized gains on these securities were $282.3 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  45

Consolidated Balance Sheets as of September 30, 1999 and 1998............  46

Consolidated Statements of Operations for the Years Ended September 30,
 1999, 1998 and 1997..................................................... 47

Consolidated Statements of Shareowners' Equity for the Years Ended
 September 30, 1999, 1998 and 1997....................................... 48

Consolidated Statements of Cash Flows for the Years Ended September 30,
 1999, 1998 and 1997..................................................... 49

Notes to Consolidated Financial Statements............................... 50

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of E*TRADE Group, Inc.:

  We have audited the accompanying consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareowners' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

  As discussed in Note 16, the consolidated financial statements give retroactive effect to the acquisitions of ClearStation, Inc. and TIR (Holdings) Limited with and into E*TRADE Group, Inc. on April 30, 1999 and August 31, 1999, respectively, which have been accounted for as poolings-of-interests.

Deloitte & Touche LLP

San Jose, California
October 13, 1999

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                             September 30,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                         ASSETS
                         ------

Current assets:
 Cash and equivalents................................... $   85,734  $   47,776
 Cash and investments required to be segregated under
  Federal or other regulations                              103,500       5,000
 Investment securities..................................    189,145     502,534
 Brokerage receivables--net.............................  2,912,581   1,365,247
 Other assets...........................................     41,987      24,287
                                                         ----------  ----------
  Total current assets..................................  3,332,947   1,944,844
Property and equipment--net.............................    155,785      50,555
Investments.............................................    424,293      59,276
Related party receivable................................        --        3,719
Other assets............................................     13,955       7,892
                                                         ----------  ----------
    Total assets........................................ $3,926,980  $2,066,286
                                                         ==========  ==========

          LIABILITIES AND SHAREOWNERS' EQUITY
          -----------------------------------

Liabilities:
 Brokerage payables..................................... $2,824,212  $1,244,513
 Deferred income taxes..................................     23,256         704
 Accounts payable, accrued and other liabilities........    165,845      83,659
                                                         ----------  ----------
  Total liabilities.....................................  3,013,313   1,328,876
                                                         ----------  ----------
Mandatorily redeemable preferred securities.............        --        3,000
                                                         ----------  ----------

Commitments and contingencies (Notes 13, 14, 15 and 19)

Shareowners' equity:
 Common stock, $.01 par: shares authorized, 600,000,000;
  shares issued and outstanding: 1999, 239,822,663;
  1998, 231,270,400.....................................      2,398       2,313
 Additional paid-in capital.............................    763,958     685,553
 Retained earnings (deficit)............................    (20,874)     33,786
 Accumulated other comprehensive income.................    168,185      12,758
                                                         ----------  ----------
  Total shareowners' equity.............................    913,667     734,410
                                                         ----------  ----------
    Total liabilities and shareowners' equity........... $3,926,980  $2,066,286
                                                         ==========  ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended September 30,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
Revenues:
  Transaction revenues.........................  $ 355,830  $162,097  $109,659
  Global and institutional.....................    110,959    95,829    80,128
  Interest--net of interest expense (A)........    122,308    56,701    25,739
  Other........................................     32,305    21,129    18,602
                                                 ---------  --------  --------
    Net revenues...............................    621,402   335,756   234,128
                                                 ---------  --------  --------
Cost of services...............................    283,869   138,942    95,933
                                                 ---------  --------  --------
Operating expenses:
  Selling and marketing........................    301,658   117,283    67,281
  Technology development.......................     76,878    33,699    13,547
  General and administrative...................     85,095    41,752    27,098
  Merger related expenses......................      6,304     1,167       --
                                                 ---------  --------  --------
    Total operating expenses...................    469,935   193,901   107,926
                                                 ---------  --------  --------
    Total cost of services and operating
     expenses..................................    753,804   332,843   203,859
                                                 ---------  --------  --------
Operating income (loss)........................   (132,402)    2,913    30,269
                                                 ---------  --------  --------
Non-operating income (expense):
  Gain on sale of investments..................     49,957       --        --
  Equity in losses of investments..............     (9,103)      --        --
  Gain (loss) on foreign exchange..............         12      (762)     (946)
                                                 ---------  --------  --------
    Total non-operating income (expense).......     40,866      (762)     (946)
                                                 ---------  --------  --------
Pre-tax income (loss)..........................    (91,536)    2,151    29,323
Income tax expense (benefit)...................    (37,098)      224    10,130
                                                 ---------  --------  --------
Net income (loss)..............................    (54,438)    1,927    19,193
Preferred stock dividends......................        222       240       240
                                                 ---------  --------  --------
  Income (loss) applicable to common stock.....  $ (54,660) $  1,687  $ 18,953
                                                 =========  ========  ========
Income (loss) per share:
  Basic........................................  $   (0.23) $   0.01  $   0.14
                                                 =========  ========  ========
  Diluted......................................  $   (0.23) $   0.01  $   0.13
                                                 =========  ========  ========
Shares used in computation of income (loss) per
 share:
  Basic........................................    235,926   173,906   133,572
  Diluted......................................    235,926   185,479   147,833

--------
(A) Interest is presented net of interest expense of $73,367, $40,029 and $15,126 for fiscal years ended September 30, 1999, 1998 and 1997, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                 (in thousands)

                                                                  Accumulated
                           Common Stock    Additional Retained       other        Total
                          ---------------   paid-in   earnings   comprehensive shareowners'
                          Shares   Amount   capital   (deficit)     income        equity
                          -------  ------  ---------- ---------  ------------- ------------
Balance, October 1,
 1996...................  127,577  $1,276   $ 73,033  $ 15,051     $    425      $ 89,785
Net income..............                                19,193                     19,193
Foreign currency
 translation............                                               (380)         (380)
                                                                                 --------
Total comprehensive
 income.................                                                           18,813
                                                                                 --------
Adjustment for ShareData
 earnings...............                                  (746)                      (746)
Issuance of common
 stock, net of issuance
 costs..................   29,220     292    188,533                              188,825
Exercise of stock
 options, including tax
 benefit................    7,072      71      8,498                                8,569
Associate Stock Purchase
 Plan...................      296       3        685                                  688
Cash dividends--
 ShareData/TIR..........                                (1,399)                    (1,399)
Other stock
 transactions...........     (212)     (2)      (839)                                (841)
                          -------  ------   --------  --------     --------      --------
Balance, September 30,
 1997...................  163,953   1,640    269,910    32,099           45       303,694
Net income..............                                 1,927                      1,927
Unrealized gain on
 available-for-sale
 securities.............                                             20,845        20,845
Foreign currency
 translation............                                                187           187
Tax expense on other
 comprehensive income
 items..................                                             (8,319)       (8,319)
                                                                                 --------
Total comprehensive
 income.................                                                           14,640
                                                                                 --------
Issuance of common
 stock, net of issuance
 costs..................   63,264     633    398,825                              399,458
Exercise of stock
 options, including tax
 benefit................    3,642      36     14,500                               14,536
Associate Stock Purchase
 Plan...................      416       4      1,190                                1,194
Cash dividend--TIR......                                  (240)                      (240)
Other stock
 transactions...........       (5)             1,128                                1,128
                          -------  ------   --------  --------     --------      --------
Balance, September 30,
 1998...................  231,270   2,313    685,553    33,786       12,758       734,410
Net loss................                               (54,438)                   (54,438)
Gain on available-for-
 sale securities........                                            311,367
Less realized gain......                                            (49,957)
                                                                   --------
Unrealized gain on
 available-for-sale
 securities.............                                            261,410       261,410
Foreign currency
 translation............                                              1,059         1,059
Tax expense on other
 comprehensive income
 items..................                                           (107,042)     (107,042)
                                                                                 --------
Total comprehensive
 income.................                                                          100,989
                                                                                 --------
Options issued to
 consultants............                       2,200                                2,200
Exercise of stock
 options, including tax
 benefit................    7,608      76     65,314                               65,390
Associate Stock Purchase
 Plan...................      390       4      2,401                                2,405
Cash dividend--TIR......                                  (222)                      (222)
Issuance of common stock
 for the acquisition of
 Confluent..............      314       3      7,418                                7,421
Other stock
 transactions...........      241       2      1,072                                1,074
                          -------  ------   --------  --------     --------      --------
Balance, September 30,
 1999...................  239,823  $2,398   $763,958  $(20,874)    $168,185      $913,667
                          =======  ======   ========  ========     ========      ========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Years Ended September 30,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................ $   (54,438) $     1,927  $  19,193
 Non-cash items included in net income
  (loss):
   Deferred income taxes..................     (39,018)         573      1,704
   Depreciation and amortization..........      32,372       13,189      4,409
   Gain on sale of investments............     (49,957)         --         --
   Equity in losses of investments........       9,103          --         --
   Options issued to consultants..........       2,200          --         --
   Other..................................       1,143       (4,440)    (2,334)
 Net effect of changes in brokerage
  related assets and liabilities:
   Cash and investments required to be
    segregated under Federal or other
    regulations...........................     (98,500)      10,001     20,499
   Brokerage receivables..................  (1,547,334)    (526,601)  (585,372)
   Brokerage payables.....................   1,579,699      443,079    513,985
   Bank loan payable......................         --        (9,400)     9,400
 Other changes, net:
   Other assets...........................     (23,763)      (9,128)    (5,570)
   Accounts payable, accrued and other
    liabilities...........................      82,186       53,073     17,618
                                           -----------  -----------  ---------
     Net cash used in operating
      activities..........................    (106,307)     (27,727)    (6,468)
                                           -----------  -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.......    (130,189)     (36,849)   (16,404)
 Purchase of investments..................    (110,726)     (32,435)      (303)
 Proceeds from sale of investments........      50,870          --         167
 Purchase of investment securities........  (4,286,523)  (3,237,706)  (993,282)
 Sale/maturity of investment securities...   4,598,416    2,924,167    836,888
 Related party transactions...............       3,719          --      (3,147)
 Acquisition of OptionsLink...............         --        (3,500)       --
 Distributions received from equity
  investment..............................         --         4,108        658
                                           -----------  -----------  ---------
     Net cash provided by (used in)
      investing activities................     125,567     (382,215)  (175,423)
                                           -----------  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock,
  net of issuance costs...................         --       399,458    188,825
 Proceeds from stock purchase plan and
  exercise of stock options...............      20,788        6,300      2,331
 Cash dividends--ShareData/TIR............        (222)        (240)    (1,399)
 Redemption of mandatorily redeemable
  preferred securities....................      (3,000)         --         --
 Other....................................       1,132        5,059       (863)
                                           -----------  -----------  ---------
     Net cash provided by financing
      activities..........................      18,698      410,577    188,894
                                           -----------  -----------  ---------
INCREASE IN CASH AND EQUIVALENTS..........      37,958          635      7,003
CASH AND EQUIVALENTS--Beginning of
 period...................................      47,776       47,141     40,138
                                           -----------  -----------  ---------
CASH AND EQUIVALENTS--End of period....... $    85,734  $    47,776  $  47,141
                                           ===========  ===========  =========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest................... $    69,212  $    37,993  $  13,644
                                           ===========  ===========  =========
 Cash paid for income taxes............... $       463  $       656  $   1,415
                                           ===========  ===========  =========
 Non-cash investing and financing
  activities:
   Tax benefit on exercise of stock
    options and warrants.................. $    47,007  $     9,430  $   6,926
                                           ===========  ===========  =========
   Unrealized gain on investment
    securities and investments............ $   261,410  $    20,845  $     --
                                           ===========  ===========  =========
   Issuance of common stock for the
    acquisition of Confluent.............. $     7,421  $       --   $     --
                                           ===========  ===========  =========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--The consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional clients. The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of ClearStation, Inc. ("ClearStation") in April 1999, and TIR in August 1999, which have been accounted for as poolings-of-interests (see Note 16). All significant intercompany accounts and transactions have been eliminated.

  Transaction Revenues--The Company derives revenues from commissions related to retail customer transactions in equity and debt securities, options and, to a lesser extent, payments from other broker-dealers for order flow. Securities transactions are recorded on a trade date basis and are executed by independent broker-dealers.

  Global and Institutional Revenues--Global and institutional revenues include TIR's commission revenues from institutional trade execution, as well as fees from the international licensing of rights which allow foreign licensees to offer online investing services using the E*TRADE brand name in their respective countries plus ongoing royalty payments based on transaction volume. TIR provides certain institutional customers with market research and other information under arrangements whereby TIR receives minimum annual commissions. Direct costs arising from these arrangements are expensed as the commissions are received, in proportion to the expected cost of the total arrangement. As a result, costs may be deferred or accrued, as appropriate, to properly match expenses at the time revenue is earned. At September 30, 1999 and 1998 respectively, costs of $6,855,000 and $5,951,000 were deferred and costs of $12,104,000 and $9,484,000 were accrued for these arrangements.

  Interest, Net of Interest Expense--Interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on customer assets invested in money market accounts and interest earned on investment securities. These revenues are reported net of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program.

  Other Revenues--Other revenues primarily consist of investment banking revenues, software licensing and maintenance fee revenues, broker-related fees for services, revenues from advertising on the Company's Web site and mutual fund fees.

  Foreign Currency Translation--Assets and liabilities of operations outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in shareowners' equity.

  Property and Equipment--Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to seven years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease term.

  Technology Development Costs--Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify as internally developed software costs. The cost of internally developed software is capitalized and included in property and equipment. The costs to develop such software are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and begin when management authorizes and commits to funding a project it believes will be completed and used to perform the functions intended and the conceptual formulation, design and testing of possible software project alternatives have been completed. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company's systems, as well as payroll and consulting costs. Capitalized costs were $4,850,000, $10,210,000 and $2,832,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

  Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally two to three years. Amortization expense for the years ended September 30, 1999, 1998 and 1997 was $7,094,000, $1,715,000 and $69,000,
respectively.

  Impairment of Long-Lived Assets--In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. No such write-down was made for the years ended September 30, 1999, 1998 or 1997.

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

  Investments--Investment securities represent a portfolio of commercial paper, municipal bonds, corporate bonds, U.S. Government obligations and money market funds. The cost of these investments approximates fair market value, and management has designated them as available-for-sale. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included in shareowners' equity. Realized gains and losses and declines in fair value judged to be other than temporary, are included in non-operating income (expense). The cost of securities sold is based on the average cost method and interest earned is included in interest revenue.

  Investments in entities of which the Company owns between 20% and 50% or has the ability to exercise significant influence are accounted for under the equity method. Other equity investments are accounted for using the cost method.

  Estimated Fair Value of Financial Instruments--The Company believes the amounts presented for financial instruments on the consolidated balance sheets consisting of cash equivalents, commercial paper, municipal bonds, corporate bonds, U.S. Government obligations, money market funds, and brokerage receivables and payables to be reasonable estimates of fair value. The Company uses available market information as of the balance sheet dates and appropriate valuation methodologies in deriving amounts reported for financial instruments.

  Stock-Based Compensation--The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income
(loss) and income (loss) per share as required under SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting.

  Advertising Costs--Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received.

  Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

  Earnings Per Share--Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  Comprehensive Income--On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. Such information is included in the Statements of Shareowners' Equity.

  Segment Information--In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS No. 131 had no impact on the Company's net income (loss), balance sheet, or shareowners' equity. The accounting policies of the segments are the same as those described elsewhere in Note 1.

  New Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137. The Company has not yet determined the effect, if any, of adopting this new standard.

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

2. INVESTMENT SECURITIES

  The Company invests in high quality, short-term investments, which it classifies as available-for-sale. There were no significant differences between amortized cost and estimated fair value at September 30, 1999 or 1998. Because investments are short-term and are generally allowed to mature or contain provisions which provide for resale at par to the issuer within 12 months, there were no significant amounts of realized or unrealized gains and losses for the years ended September 30, 1999, 1998 and 1997.

  The following table presents the estimated fair value breakdown of investment securities by category (in thousands):

                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Money market funds........................................ $ 58,503 $ 37,967
   Commercial paper..........................................   46,702   54,925
   U.S. Government obligations...............................   41,457   47,102
   Corporate bonds...........................................   27,483    4,005
   Municipal bonds...........................................   15,000  358,535
                                                              -------- --------
     Total investment securities............................. $189,145 $502,534
                                                              ======== ========

3. BROKERAGE RECEIVABLES AND PAYABLES--NET

  Brokerage receivables and payables--net, consists of the following (in thousands):

                                                           September 30,
                                                      -----------------------
                                                         1999        1998
                                                      ----------- -----------
   Receivable from customers and non-customers (less
    allowance for doubtful accounts of $975 and $862
    in 1999 and 1998, respectively).................. $ 2,559,283 $ 1,010,013
   Receivable from brokers, dealers and clearing
    organizations:
    Net settlement and deposits with clearing
     organizations...................................      20,066      21,158
    Deposits paid for securities borrowed............     306,326     328,989
    Securities failed to deliver.....................       7,508         728
    Other............................................      19,398       4,359
                                                      ----------- -----------
     Total brokerage receivables--net................ $ 2,912,581 $ 1,365,247
                                                      =========== ===========

   Payable to customers and non-customers............ $   946,760 $   361,030
   Payable to brokers, dealers and clearing
    organizations:
    Deposits received for securities loaned..........   1,806,590     839,422
    Securities failed to receive.....................       7,235       1,222
    Other............................................      63,627      42,839
                                                      ----------- -----------
     Total brokerage payables........................ $ 2,824,212 $ 1,244,513
                                                      =========== ===========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers represents credit extended to customers to finance their purchases of securities on margin. At September 30, 1999 and 1998, credit extended to customers with respect to margin accounts was $2,452 million and $956 million, respectively. Securities owned by customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers represents free credit balances and other customer funds pending completion of securities transactions. The Company pays interest on certain customer credit balances.

4. PROPERTY AND EQUIPMENT--NET

  Property and equipment--net consists of the following (in thousands):

                                                                September 30,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
   Equipment.................................................. $104,958 $26,369
   Leasehold improvements.....................................   29,225  15,314
   Software...................................................   69,174  25,460
   Furniture and fixtures.....................................    4,785   3,875
                                                               -------- -------
                                                                208,142  71,018
   Less accumulated depreciation and amortization.............   52,357  20,463
                                                               -------- -------
     Total property and equipment-net......................... $155,785 $50,555
                                                               ======== =======

5. INVESTMENTS

  Investments consist of the following (in thousands):

                                                                September 30,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
   Publicly-traded equity securities, at market (cost of
    $35,533 and $24,916 in 1999 and 1998, respectively)....... $317,788 $45,761
   Equity method investments:
    Joint ventures............................................   20,862  10,153
    Archipelago...............................................   25,149     --
    Venture funds.............................................   36,270     --
    E*OFFERING................................................   11,391     --
   KAP Group..................................................    2,000   2,000
   Other investments..........................................   10,833   1,362
                                                               -------- -------
     Total investments........................................ $424,293 $59,276
                                                               ======== =======

 Publicly-traded Equity Securities

  The Company has investments in several companies that are publicly traded. These companies include Knight/Trimark Inc., CriticalPath, Digital Island, Message Media, E-LOAN and Versus. During fiscal 1999, the Company sold shares of Knight/Trimark and CriticalPath generating proceeds of $50,870,000, resulting in a pre-tax gain of $49,957,000. The Company accounts for these investments as long-term marketable equity securities held available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value. Unrealized gains were $282,255,000 and $20,845,000 at September 30, 1999 and 1998, respectively. There were no unrealized losses at September 30, 1999 or 1998. Certain of these investments are currently subject to sale restriction agreements.

 Equity Method Investments

  In June 1998, the Company entered into a joint venture agreement with SOFTBANK CORP. to form E*TRADE Japan to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in this joint venture. Additionally, in July 1998, the Company entered into a joint venture agreement with Electronic Share Information Ltd. ("ESI") to form E*TRADE UK. The Company has a 42% interest in this joint venture. ESI is a leading provider of Internet financial services in the UK.

  In January 1999, the Company acquired a 25 percent voting interest in Archipelago Holdings, LLC ("Archipelago"). Archipelago owns 100 percent of Archipelago, LLC, which operates an Electronic

Communication Network ("ECN") for Nasdaq stocks. In connection with such investment, the Company entered into an agreement with Archipelago, which requires the Company to provide certain operational and technical assistance to Archipelago. The agreement provides that the Company will initially be entitled to representation on Archipelago's board of managers in proportion to its holding of voting interests. Archipelago has since completed numerous rounds of private financing whereby the Company's ownership position was reduced to 12 percent.

  The Company has investments in four non-public, venture capital-backed electronic commerce companies, which were contributed on October 1, 1999 to form the E*TRADE eCommerce Fund, L.P. (the "Fund"). The Fund anticipates raising additional capital from third parties and will invest primarily in companies in the electronic commerce industry, as well as Internet infastructure companies and other enabling technologies. The Company received a limited partnership interest in the Fund. The Company also has a limited partnership interest in a privately-managed venture capital fund.

  In February 1999, the Company acquired a 28 percent voting interest in E*OFFERING Corp. ("E*OFFERING"), a full-service, Internet-based investment bank. E*OFFERING provides individual and institutional investors access to public offerings. E*OFFERING leverages the Internet to help improve the process of raising capital for companies by reducing time to market and underwriting costs traditionally associated with the registration process, while broadening capital distribution. Additionally, E*OFFERING provides after-market support and shareholder communication services. The Company accounts for its investment in E*OFFERING under the equity method.

 KAP Group

  In June 1997, the Company invested $2,000,000 in KAP Group, LLC ("KAP Group"), by means of a promissory note in the principal amount of $1,806,000 and through the purchase of a warrant for $194,000. The note bears interest at 7% per annum which, together with the principal amount, is due and payable in July 2002. The warrant gives the Company the right to purchase shares of KAP Group. KAP Group has invested substantially all of its assets in two other entities, which were formed for the purpose of engaging in electronic options trading. KAP Group investors include the Company's Chairman Emeritus of the Board of Directors and others.

 Other Investments

  The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services, as well as venture capital funds. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. At September 30, 1999 and 1998, the Company believes that the fair value of these investments approximates their carrying basis.

6. RELATED PARTY RECEIVABLE

  During fiscal 1997, the Company made a relocation loan to Mr. Christos Cotsakos, its Chief Executive Officer and a Director, in the aggregate principal amount of $3,147,000. The proceeds of this loan were used to fund the purchase by Mr. Cotsakos of a personal residence in the Silicon Valley area. The relocation loan accrued interest at the rate of 7% per annum. The principal amount and accrued interest were repaid in May 1999.

7. LONG-TERM NOTES PAYABLE AND SHORT-TERM FUNDING

  The principal source of financing for E*TRADE Securities' margin lending is cash balances in customers' accounts and financing obtained from other broker-dealers through E*TRADE Securities' stock loan program. E*TRADE Securities also maintains financing facilities with banks totaling $325 million to finance margin lending. There were no borrowings outstanding under these lines at September 30, 1999 or 1998.

8. INCOME TAXES

  The components of pre-tax income (loss) are as follows (in thousands):

                                                            Years Ended
                                                           September 30,
                                                      --------------------------
                                                        1999     1998     1997
                                                      --------  -------  -------
   Domestic.......................................... $(96,816) $(1,485) $25,240
   Foreign...........................................    5,280    3,636    4,083
                                                      --------  -------  -------
     Total pre-tax income (loss)..................... $(91,536)  $2,151  $29,323
                                                      ========  =======  =======

  The components of income tax expense (benefit) are as follows (in thousands):

                                                            Years Ended
                                                           September 30,
                                                       ------------------------
                                                         1999    1998    1997
                                                       --------  -----  -------
   Current:
     Federal.......................................... $  1,387  $(223) $ 5,499
     Foreign..........................................      236    227      705
     State............................................      297   (353)   2,222
                                                       --------  -----  -------
       Total current..................................    1,920   (349)   8,426
                                                       --------  -----  -------
   Deferred:
     Federal..........................................  (30,717)   (33)   1,727
     State............................................   (8,301)   606      (23)
                                                       --------  -----  -------
       Total deferred.................................  (39,018)   573    1,704
                                                       --------  -----  -------
   Income tax expense (benefit)....................... $(37,098) $ 224  $10,130
                                                       ========  =====  =======

  Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

                                                              September 30,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
   Deferred tax assets:
     Reserves and allowances................................ $  2,268  $   599
     Net operating loss carryforwards.......................   80,415   12,173
     Depreciation and amortization..........................    1,505      828
     Deferred compensation..................................    1,373      999
     Capitalized research and development...................    5,290      --
     Undistributed earnings in subsidiaries.................    5,261      --
     Other..................................................    2,437      685
                                                             --------  -------
       Total deferred tax assets............................   98,549   15,284
                                                             --------  -------
   Deferred tax liabilities:
     Internally developed software..........................   (1,709)  (5,783)
     Gain on investments.................................... (115,361)  (8,319)
     Purchased software.....................................   (3,024)     --
     Other..................................................      (82)    (947)
                                                             --------  -------
       Total deferred tax liabilities....................... (120,176) (15,049)
   Valuation allowance......................................   (1,629)    (939)
                                                             --------  -------
   Net deferred tax liability............................... $(23,256) $  (704)
                                                             ========  =======

  The Company recorded a valuation allowance of $1,629,000 and $939,000 for the deferred tax assets at September 30, 1999 and 1998, respectively, as full realization of net operating loss carry forwards is not expected in certain foreign countries.

  The effective tax rates differed from the federal statutory rates as follows:

                                                             Years Ended
                                                            September 30,
                                                          --------------------
                                                          1999     1998   1997
                                                          -----   ------  ----
   Tax expense (benefit) at federal statutory rate....... (35.0)%   35.0% 35.0%
   State income taxes, net of federal tax benefit........  (5.6)     5.8   5.8
   Income (loss) of Subchapter S corporation.............   --      58.9  (1.6)
   Nondeductible acquisition costs.......................   1.5     22.0   --
   Tax-exempt interest...................................  (1.1)  (106.3)  --
   Benefit of lower tax rates in foreign jurisdictions...  (1.7)   (10.6) (2.5)
   Other.................................................   1.4      5.6  (2.2)
                                                          -----   ------  ----
   Effective tax rate.................................... (40.5)%   10.4% 34.5%
                                                          =====   ======  ====

  Prior to being acquired by the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes.

  The Company has not provided deferred income taxes on approximately $23,069,000 of undistributed earnings in its foreign subsidiaries as it is the Company's intention to permanently reinvest the earnings.

  At September 30, 1999, the Company had net operating loss carry forwards of approximately $218,743,000 and $68,438,000 for federal and state income tax purposes, respectively. These carryforwards expire through 2019 and 2004, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three year period.

9. MANDATORILY REDEEMABLE PREFERRED SECURITIES

  On April 30, 1996, TIR issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, which were redeemable at par value from time to time or, if not previously redeemed, on April 30, 2001. These shares were redeemed upon the closing of the TIR acquisition on August 31, 1999.

  Dividend payments are included within retained earnings (deficit) and are deducted from net income or added to net loss when computing income (loss) applicable to common stock, respectively.

10. SHAREOWNERS' EQUITY

 Stock Issuances

  In August 1997, the Company completed a secondary public offering of 29,220,000 shares of the Company's common stock at a price of $6.88 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

  In July 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of common stock to SOFTBANK Holdings, Inc. for an aggregate purchase price of $400 million.

 Stock Option Plans

  The Company's stock option plans provide for the granting of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company's common stock at a price determined by the Board of Directors at the date the option is granted. The options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant.

  In July 1996, the shareowners of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan") and reserved 16,000,000 shares of common stock for future grants. Following adoption, no additional grants may be made under any prior plans. The 1996 Plan is divided into three components: the Discretionary Option Grant Program, the Stock Issuance Program and the Automatic Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible associates. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-associate members of the Board of Directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date.

  During fiscal 1999, two consultants were granted options to purchase 800,000 shares of the Company's common stock at $4.25 per share. Such options were immediately vested. Accordingly, the Company recorded an expense of $2,200,000 for the estimated fair value of these options.

  A summary of stock option activity follows (in thousands):

                                                                        Weighted
                                                                Number  Average
                                                                  of    Exercise
                                                                Shares   Price
                                                                ------  --------
   Outstanding at September 30, 1996........................... 26,559   $ 0.82
     Granted................................................... 10,874   $ 5.26
     Exercised................................................. (7,072)  $ 0.23
     Canceled.................................................. (4,005)  $ 1.74
                                                                ------   ------
   Outstanding at September 30, 1997........................... 26,356   $ 2.73
     Granted................................................... 14,863   $ 5.73
     Exercised................................................. (3,642)  $ 1.41
     Canceled.................................................. (2,850)  $ 4.27
                                                                ------   ------
   Outstanding at September 30, 1998........................... 34,727   $ 4.03
     Granted...................................................  7,736   $10.56
     Exercised................................................. (7,608)  $ 2.40
     Canceled.................................................. (2,034)  $ 5.98
                                                                ------   ------
   Outstanding at September 30, 1999........................... 32,821   $ 7.84
                                                                ======   ======

                                                                September 30,
                                                              -----------------
                                                              1999  1998  1997
                                                              ----- ----- -----
   Options available for grant............................... 1,596   608 4,852
   Options exercisable....................................... 8,823 6,951 1,880
   Options exercisable weighted average exercise price....... $4.26 $2.28 $1.09

  On October 22, 1998, the Company implemented an option cancellation / regrant program pursuant to which associates who held outstanding stock options with an exercise price in excess of $4.25 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $4.25, the closing price of the Company's common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee's period of continued service with the Company measured from October 22, 1998, the regrant date. Options covering a total of 14,422,604 shares of the Company's common stock were cancelled and regranted under the program. The cancellation and regranting of such shares has been excluded from the stock option activity schedule above.

  The following table summarizes information on outstanding and exercisable stock options as of September 30, 1999:

                               Options Outstanding        Options Exercisable
                         -------------------------------- --------------------
                           Number     Weighted              Number
                         Outstanding   Average   Weighted Exercisable Weighted
                            as of    Contractual Average     as of    Average
  Range of Exercisable   9/30/99 (in    Life     Exercise 9/30/99 (in Exercise
         Prices          thousands)    (Years)    Price   thousands)   Price
  --------------------   ----------- ----------- -------- ----------- --------
$0.10--$2.63............    7,573       6.62      $ 1.23     3,463     $ 1.30
$2.64--$3.06............      665       7.16      $ 2.83       123     $ 2.81
$3.10--$4.25............   12,021       8.99      $ 4.24       750     $ 4.22
$4.27--$23.38...........    6,899       8.74      $ 6.06     4,151     $ 5.11
$23.50--$58.75..........    5,663       7.87      $27.05       336     $24.78
                           ------                            -----
$0.10--$58.75...........   32,821       8.16      $ 7.84     8,823     $ 4.26
                           ======                            =====

 Stock Purchase Plan

  In July 1996, the shareowners of the Company approved the 1996 Stock Purchase Plan (the "Purchase Plan"), and reserved 2,600,000 shares of common stock for sale to associates at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods.

 Additional Stock Plan Information

  In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs on grants to associates. If the Company had elected to recognize compensation cost based on the fair value of the option granted at the grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share, basic and diluted, would have been reduced (increased) to the pro forma amounts shown below (in thousands, except per share amounts):

                                                    Years Ended September 30,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
   As Reported
   Net income (loss)............................... $(54,438) $  1,927  $19,193
   Income (loss) per share-basic................... $  (0.23) $   0.01  $  0.14
   Income (loss) per share-diluted................. $  (0.23) $   0.01  $  0.13
   Pro Forma
   Net income (loss)............................... $(97,564) $(21,664) $12,886
   Income (loss) per share-basic................... $  (0.41) $  (0.13) $  0.09
   Income (loss) per share-diluted................. $  (0.41) $  (0.13) $  0.09

  The Company's calculations were made using the minimum value method and Black-Scholes option pricing models with the following weighted average assumptions:

                                               Years Ended September 30,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
   Dividend yield.............................      --         --         --
   Expected volatility........................      105%        75%        65%
   Risk-free interest rate....................        6%         6%         6%
   Expected life of option following vesting
    (in months)...............................       12         12         12

  Under SFAS No. 123, the fair value of stock-based awards to associates is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

  The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 in fiscal 1999, 1998 and 1997 were $6.94, $3.02, and $2.77, respectively.

 Retirement Plans

  The Company has a 401(k) salary deferral program for eligible associates who have met certain service requirements. The Company matches certain associate contributions; additional contributions to this plan are at the discretion of the Company. Additionally, TIR has a 401(k) profit-sharing plan and other various defined contribution plans covering substantially all TIR associates. TIR's contributions to these plans range from 3% to 7% of eligible associate base salaries. Total contribution expense under these plans for the years ended September 30, 1999, 1998 and 1997, was $1,556,000, $570,000, and
$380,000, respectively.

11. INCOME (LOSS) PER SHARE

  The following table sets forth the computation of shares used in the computations of basic and diluted income (loss) per share (in thousands):

                                                          Years Ended September
                                                                   30,
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
   Shares Used in Computation:
     Weighted average common shares outstanding used in
      computation of basic income (loss) per share.....  235,926 173,906 133,572
     Dilutive effect of stock options..................      --   11,573  14,261
                                                         ------- ------- -------
   Shares used in computation of diluted income (loss)
    per share..........................................  235,926 185,479 147,833
                                                         ======= ======= =======

  Because the Company reported a net loss in fiscal 1999, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in fiscal year 1999, there would have been 19,272,000 additional shares in the calculation of diluted earnings per share. Options to purchase 7,146,000 and 1,278,000 shares of common stock at prices ranging from $1.24 to $11.52 and $2.58 to $11.50 were outstanding as of September 30, 1998 and 1997, respectively, but not included in the computation of diluted income (loss) per share for the years ended September 30, 1998 and 1997, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the years ended September 30, 1998 and 1997, respectively, and therefore would be anti-dilutive for purposes of this calculation.

12. REGULATORY REQUIREMENTS

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

                                                               September 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Net capital............................................... $162,729  $97,355
   Percentage of aggregate debit balances....................      6.2%     9.5%
   Required net capital...................................... $ 52,206  $20,429
   Excess net capital........................................ $110,523  $76,926

  Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

  TIR's brokerage subsidiary companies are also subject to net capital requirements. These companies are located in the United States, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom. The companies outside the United States have various and differing capital requirements, all of which were met at September 30, 1999 and 1998. The net capital requirements of TIR's brokerage subsidiary companies located in the United States are summarized as follows:

    TIR Securities, Inc.--TIR Securities, Inc. is subject to the Rule and is required to maintain net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. TIR Securities, Inc. is also subject to the Commodity Futures Trading Commission ("CFTC") Regulation 1.17 which requires the maintenance of net capital of 4% of the funds required to be segregated in accordance with
  Section 4d(2) of the Commodities Exchange Act or $30,000, whichever is greater. TIR Securities, Inc. is required to maintain net capital in accordance with Rule or CFTC Regulation 1.17, whichever is greater.

    TIR Investor Select, Inc.--TIR Investor Select, Inc. is subject to the Rule and is required to maintain net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

    Marquette Securities, Inc.--Marquette Securities, Inc. is subject to the Rule and is required to maintain net capital equal to the greater of $250,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

  The table below summarizes the minimum capital requirements for the above companies (in thousands):

                                September 30, 1999       September 30, 1998
                             ------------------------ ------------------------
                             Required         Excess  Required         Excess
                               net      Net     net     net      Net     net
                             capital  capital capital capital  capital capital
                             -------- ------- ------- -------- ------- -------
   TIR Securities, Inc. ....   $ 82   $2,289  $2,207    $164   $1,385  $1,221
   TIR Investor Select,
    Inc. ...................      5      254     249       5      202     197
   Marquette Securities,
    Inc. ...................    250      445     195     250      417     167

13. LEASE ARRANGEMENTS

  During fiscal 1999, the Company entered into agreements to lease facilities in Menlo Park, California, where it will consolidate its existing Silicon Valley locations. Additionally, the Company has facilities in Rancho Cordova, California and Alpharetta, Georgia. Through ClearStation and TIR, the Company also has offices in San Francisco, New York, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom.

  The Company has non-cancelable operating leases for office facilities through 2009 and operating leases for equipment through 2004. Future minimum rental commitments under these leases at September 30, 1999, are as follows (in thousands):

   Fiscal years ending September 30:
   2000............................................................... $ 29,200
   2001...............................................................   23,236
   2002...............................................................   18,259
   2003...............................................................   18,025
   2004...............................................................   16,729
   Thereafter.........................................................   41,194
                                                                       --------
   Future minimum lease payments...................................... $146,643
                                                                       ========

  Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1999, 1998 and 1997 was $36,205,000, $21,510,000, and $12,217,000, respectively.

  The Company has a lease facility that is collateralized by deposited funds equal to the amount of funds drawn on the facility. As of September 30, 1999, $4.2 million was on deposit and is presented on the balance sheet in other assets. Additionally, the lease agreement contains various financial covenants. As of September 30, 1999, the Company was in compliance with all such covenants.

14. COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

  The Company is a defendant in civil actions arising from the normal course of business. These include several putative class action filings made during the fiscal years ended September 30, 1998 and 1999. The matters alleged by the plaintiffs include:

 . False and deceptive advertising and other communications regarding the Company's commission rates and ability to timely execute and confirm online transactions;

 . Damages arising from alleged problems in accessing accounts and placing orders;

 .  Damages arising from the February 3, 4, and 5, 1999 system interruptions;

 . Unfair business practices regarding the extent to which initial public offering shares are made available to the Company's customers.


  These proceedings are at early stages, other than one which is at the discovery phase, and the Company is unable to predict their ultimate outcome, however the Company believes that all of these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

  The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its noncompliance with applicable regulations. In particular, in fiscal 1997, the Company's failure to timely renew its broker-dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

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

15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND
   CONCENTRATIONS OF CREDIT RISK

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

16. ACQUISITIONS

 ShareData

  On July 30, 1998, the Company acquired ShareData, Inc., ("ShareData"). ShareData supplies stock plan knowledge-based software and FSSPA consulting services for pre-IPO and public companies. The Company issued 5.2 million shares of its common stock in exchange for all outstanding common stock of ShareData. The Company also assumed all outstanding ShareData options, which were converted to options to purchase approximately 744,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the financial data of the Company was restated in fiscal 1998 to include the historical operations of ShareData. Prior to the acquisition, ShareData reported on a calendar year end. Fiscal 1998 and 1997 included the results of ShareData for the year ended September 30, 1998 and 1997, respectively. Fiscal 1996 included the results of ShareData for the year ended December 31, 1996. The results of operations for the quarter ended December 31, 1996 (revenues of $4,637,000 and net income of $746,000), included in both fiscal 1997 and 1996, is reflected as an adjustment to retained earnings in fiscal 1997. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

 ClearStation

  On April 30, 1999, the Company acquired ClearStation, Inc. ("ClearStation"), a financial media Web site that integrates technical and fundamental analysis and discussion for investors. The Company issued 939,000 shares of common stock in exchange for all outstanding common stock of ClearStation. The Company also assumed all outstanding ClearStation options, which were converted to options to purchase approximately 112,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests, and accordingly, all prior financial data of the Company has been restated to include the historical operations of ClearStation from October 1997 (the date of ClearStation's inception). The Company previously filed an amended Annual Report on Form 10-K/A on August 16, 1999 to reflect the effects of this acquisition. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

 TIR (Holdings) Limited

  On August 31, 1999, the Company acquired TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. The Company issued 4,488,000 shares of common stock in exchange for all outstanding common stock of TIR. The Company also assumed all outstanding TIR options, which were converted to options to purchase approximately 190,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of TIR. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The operating results of the separate Companies through their acquisitions in fiscal 1999 are as follows (in thousands):

                                                                        Net
                                                               Net     Income
                                                             Revenues  (Loss)
                                                             -------- --------
   Fiscal year ended September 30, 1999
     E*TRADE Group.........................................  $539,646 $(58,355)
     ClearStation (through March 31, 1999).................       363     (479)
     TIR (through June 30, 1999)...........................    81,393    4,396
                                                             -------- --------
     Combined..............................................  $621,402 $(54,438)
                                                             ======== ========
   Fiscal year ended September 30, 1998
     E*TRADE Group.........................................  $245,282 $   (712)
     ClearStation..........................................        35   (1,100)
     TIR...................................................    90,439    3,739
                                                             -------- --------
     Combined..............................................  $335,756 $  1,927
                                                             ======== ========
   Fiscal year ended September 30, 1997
     E*TRADE Group.........................................  $156,395 $ 15,035
     ClearStation..........................................       --       --
     TIR...................................................    77,733    4,158
                                                             -------- --------
     Combined..............................................  $234,128 $ 19,193
                                                             ======== ========

 Telebanc

  On June 1, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"). Telebanc is the holding company for Telebank, the nation's largest branchless bank providing banking products and services over the Internet. Under the terms of the agreement, Telebanc shareowners will receive 1.05 shares of E*TRADE common stock for each share of Telebanc common stock. Following the merger, which is expected to be accounted for as a pooling-of-interests, Telebanc shareowners will own approximately 13 percent of E*TRADE's outstanding common stock. The Boards of Directors of both companies have approved the merger, but final consummation of the merger, which is expected to be completed this fall, is contingent upon regulatory approval and the vote of the Telebanc shareowners.

 Confluent

  On September 30, 1999, the Company acquired Confluent, Inc. by issuing 314,000 shares of the Company's common stock, with a value of $7,421,000. In addition, if Confluent achieves certain operating milestones, its shareowners will be eligible for up to 225,000 additional shares of the Company's common stock. The excess of the purchase price over the fair value of the net tangible assets of Confluent as of September 30, 1999 has been attributed to internal-use software and will be depreciated over two years, in accordance with the Company's existing policy. The operating results of Confluent prior to the acquisition were insignificant.

17. QUARTERLY DATA (Unaudited)

  The unaudited quarterly financial information of the Company has been restated for all prior periods to reflect the acquisition of TIR, which was accounted for as a pooling-of-interests. The quarterly reports on Form 10-Q filed by the Company were previously amended to reflect the ClearStation pooling-of-interests. The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

                                     Fiscal 1999                          Fiscal 1998
                         -------------------------------------  ---------------------------------
                           4th       3rd       2nd      1st       4th       3rd     2nd     1st
                         Quarter   Quarter   Quarter  Quarter   Quarter   Quarter Quarter Quarter
                         --------  --------  -------- --------  --------  ------- ------- -------
E*TRADE Group (as
 previously reported):
 Net revenues...........           $151,742  $126,848 $ 88,241  $ 68,696  $66,484 $56,131 $54,006
 Cost of services.......             72,373    56,573   41,289    33,273   29,786  25,258  23,571
 Net income (loss)......            (24,216)    5,647  (13,546)  (16,127)   5,141   4,188   4,986
 Income (loss) per
  share:
  Basic.................           $  (0.10) $   0.02 $  (0.06) $  (0.08) $  0.03 $  0.03 $  0.03
  Diluted...............           $  (0.10) $   0.02 $  (0.06) $  (0.08) $  0.03 $  0.02 $  0.03
TIR:
 Net revenues...........           $ 25,270  $ 28,444 $ 27,679  $ 25,461  $20,032 $24,243 $20,703
 Cost of services.......              7,366     7,980    8,110     8,843    5,083   6,443   6,685
 Net income.............                764     1,673    1,959       975      119   1,350   1,295
Combined:
 Net revenues........... $173,178  $177,012  $155,292 $115,920  $ 94,157  $86,516 $80,374 $74,709
 Cost of services.......   90,178    79,739    64,553   49,399    42,116   34,869  31,701  30,256
 Net income (loss)......  (26,719)  (23,452)    7,320  (11,587)  (15,152)   5,260   5,538   6,281
 Income (loss) per
  share:
  Basic................. $  (0.11) $  (0.10) $   0.03 $  (0.05) $  (0.08) $  0.03 $  0.03 $  0.04
  Diluted............... $  (0.11) $  (0.10) $   0.03 $  (0.05) $  (0.08) $  0.03 $  0.03 $  0.04

  The second, third and fourth quarters of fiscal 1999 include pre-tax gains on the sale of investments of $33,367,000, $4,303,000 and $12,287,000, respectively.

18. SEGMENT AND GEOGRAPHICAL INFORMATION

 Segment Information

  The Company provides securities brokerage and related investment services. With the acquisition of TIR (see Note 16) and due to the relatively short history of the combined operations of E*TRADE and TIR, the Company has classified the operations of E*TRADE and TIR as separate reportable segments, which is the way in which management currently evaluates their operating performance. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements.

                                                  E*TRADE
                                                   Group       TIR     Total
                                                 ----------  ------- ----------
   Fiscal 1999
     Interest--net of interest expense.......... $  121,425  $   883 $  122,308
     Non-interest revenue.......................    391,747  107,347    499,094
                                                 ----------  ------- ----------
     Net revenues...............................    513,172  108,230    621,402
                                                 ==========  ======= ==========
     Operating income (loss)....................   (139,010)   6,608   (132,402)
     Pre-tax income (loss)......................    (98,156)   6,620    (91,536)
     Segment assets.............................  3,771,370  155,610  3,926,980

   Fiscal 1998
     Interest--net of interest expense.......... $   56,020  $   681 $   56,701
     Non-interest revenue.......................    189,297   89,758    279,055
                                                 ----------  ------- ----------
     Net revenues...............................    245,317   90,439    335,756
                                                 ==========  ======= ==========
     Operating income (loss)....................     (2,765)   5,678      2,913
     Pre-tax income (loss)......................     (2,765)   4,916      2,151
     Segment assets.............................  1,969,445   96,841  2,066,286

   Fiscal 1997
     Interest--net of interest expense.......... $   25,265  $   474 $   25,739
     Non-interest revenue.......................    131,130   77,259    208,389
                                                 ----------  ------- ----------
     Net revenues...............................    156,395   77,733    234,128
                                                 ==========  ======= ==========
     Operating income (loss)....................     24,460    5,809     30,269
     Pre-tax income (loss)......................     24,460    4,863     29,323
     Segment assets.............................    995,422  152,692  1,148,114

Geographic Information

  The Company operates in both U.S. and foreign markets. The Company's foreign operations are conducted by TIR through offices in Europe, Japan and South East Asia. Management believes that the following information provides a reasonable representation of each region's contribution to the consolidated amounts.

                                                                 South
                                        United                   East
                                        States  Europe   Japan   Asia    Total
                                       -------- ------- ------- ------- --------
   Fiscal 1999
     Net revenues..................... $555,988 $29,663 $20,563 $15,188 $621,402
     Long-lived assets................  590,680   1,625     --    1,728  594,033

   Fiscal 1998
     Net revenues..................... $279,426 $27,175 $15,796 $13,359 $335,756
     Long-lived assets................  119,482     429     --    1,531  121,442

   Fiscal 1997
     Net revenues..................... $176,424 $22,833 $17,840 $17,031 $234,128
     Long-lived assets................   34,309     153     --    1,454   35,916

  No one single customer accounted for greater than 10% of total revenues for the fiscal years ended September 30, 1999, 1998 and 1997.

19. SUBSEQUENT EVENTS

  The Company has entered into definitive agreements to acquire a controlling interest in two of its international affiliates in exchange for approximately $20 million in cash and approximately 8 million shares of the Company's common stock. A substantial amount of the consideration paid is expected to be allocated to goodwill, which will be amortized over 20 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  The Company's Proxy Statement for its 1999 Annual Meeting of Shareowners, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

  Consolidated Financial Statements and Financial Statement Schedules

  See "Item 8. Financial Statements and Supplementary Data"

  (b) Reports on Form 8-K

  On July 28, 1999, the Company filed a Current Report on Form 8-K, relating to a press release announcing an acquisition agreement with TIR (Holdings) Limited, a Cayman Islands company ("TIR"), pursuant to which E*TRADE has agreed to acquire all of the outstanding ordinary shares of TIR in exchange for an aggregate of approximately $122,372,500 of E*TRADE common stock and TIR will become a wholly owned subsidiary of E*TRADE. The amount of such consideration was determined based on arm's-length negotiations between E*TRADE and TIR.

  On August 18, 1999, the Company filed a Current Report on Form 8-K/A, which amends the Form 8-K previously filed on July 28, 1999 to incorporate Item 7(a), the Financial Statements of Business Acquired and Item 7(b), the Pro Forma Financial Information. The original Form 8-K related to a press release announcing an acquisition agreement with TIR pursuant to which E*TRADE agreed to acquire all of the outstanding ordinary shares of TIR.

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
 10.21   Consulting Agreement between the Registrant and George Hayter dated as of June 1996 (Incorporated by reference to Exhibit 10.23 of the
          Company's Registration Statement on Form S-1, Registration Statement
          No. 333-05525.)



 10.22   License and Service Agreement between the Registrant and VERSUS
          Technologies Inc. dated as of January 21, 1997 (Incorporated by reference to Amendment No. 1 of the Company's Form 8- K filed on July
          25, 1997.)

 10.23   Form of Loan Agreement between Christos M. Cotsakos and the
          Registrant. (Incorporated by reference to quarterly report on Form
          10-Q for the quarterly period ended December 31, 1996.)

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

 10.28 Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE
        Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to
        Exhibit 10.1 of the Company's Form 8-K filed on July 17, 1998).
 *21.1 Subsidiaries of the Registrant.

 *23.1 Consent of Independent Auditors.

 *27.1 Financial Data Schedule for the fiscal year ended September 30, 1999.

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

Dated: October 22, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

   /s/ Christos M. Cotsakos          Chairman of the Board and      October 22, 1999
____________________________________  Chief Executive Officer
    (Christos M. Cotsakos)            (principal executive
                                      officer)

   /s/ Leonard C. Purkis             Chief Financial Officer        October 22, 1999
____________________________________  (principal financial and
      (Leonard C. Purkis)             accounting officer)

   /s/ William A. Porter             Chairman Emeritus              October 22, 1999
____________________________________
     (William A. Porter)

   /s/ Richard S. Braddock           Director                       October 22, 1999
____________________________________
       (Richard S. Braddock)

   /s/ William E. Ford               Director                       October 22, 1999
____________________________________
       (William E. Ford)

   /s/ George Hayter                 Director                       October 22, 1999
____________________________________
       (George Hayter)

   /s/ Lester C. Thurow              Director                       October 22, 1999
____________________________________
      (Lester C. Thurow)

   /s/ Lewis E. Randall              Director                       October 22, 1999
____________________________________
      (Lewis E. Randall)

   /s/ Masayoshi Son                 Director                       October 22, 1999
____________________________________
       (Masayoshi Son)