Form 10-Q
period 1999-12-31
E TRADE GROUP INC
filed 2000-02-14
CIK 1015780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended December 31, 1999

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

   As of February 7, 2000, the number of shares outstanding of the registrant's common stock was 289,095,417.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                    For the Quarter Ended December 31, 1999

                               Table of Contents

                                                                           Page
                                                                           ----
                      Part I--Financial Information
 Item 1. Financial Statements
         Consolidated Statements of Operations..........................     3
         Consolidated Balance Sheets....................................     4
         Consolidated Statements of Cash Flows..........................     5
         Notes to Consolidated Financial Statements.....................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    14
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    34
                        Part II--Other Information
 Item 1. Legal and Administrative Proceedings...........................    35
 Item 2. Changes in Securities and Use of Proceeds......................    36
 Item 3. Defaults Upon Senior Securities................................    37
 Item 4. Submission of Matters to a Vote of Security Holders............    37
 Item 5. Other Information..............................................    37
 Item 6. Exhibits and Reports on Form 8-K...............................    37
 Signatures..............................................................   38

                               ----------------

UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

                               ----------------

E*TRADE(R) and the E*TRADE logo are registered trademarks of E*TRADE Securities, Inc. All other products, trademarks or service marks mentioned in this document or any document incorporated by reference herein are trademarks or service marks of E*TRADE Group, Inc., its subsidiaries, or other companies with which they are associated or with which they have a business relationship.

                               ----------------

                          FORWARD-LOOKING STATEMENTS

   Certain statements in this discussion and analysis, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's financial statements and notes thereto.

                         PART I. Financial Information

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months
                                                                  Ended
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Revenue:
  Transaction revenues..................................... $152,312  $ 60,320
  Global and institutional.................................   33,699    28,106
  Interest--net of interest expense (A)....................   43,341    21,809
  Other....................................................   16,656     5,685
                                                            --------  --------
    Net revenues...........................................  246,008   115,920
                                                            --------  --------
Cost of services...........................................  107,058    49,399
                                                            --------  --------
Operating expenses:
  Selling and marketing....................................  119,492    55,001
  Technology development...................................   36,294    14,566
  General and administrative...............................   38,441    17,719
  Amortization of goodwill.................................    1,654       --
  Merger-related expenses..................................    3,297       --
                                                            --------  --------
    Total operating expenses...............................  199,178    87,286
                                                            --------  --------
    Total cost of services and operating expenses..........  306,236   136,685
                                                            --------  --------
Operating loss.............................................  (60,228)  (20,765)
                                                            --------  --------
Non-operating income (expense):
  Gain on sale of investments..............................   31,316       --
  Unrealized gain on venture funds.........................   25,453       --
  Equity in losses of investments..........................   (3,843)     (103)
  Other....................................................       60        66
                                                            --------  --------
    Total non-operating income (expense)...................   52,986       (37)
                                                            --------  --------
Pre-tax loss...............................................   (7,242)  (20,802)
Income tax benefit.........................................    2,028     9,215
                                                            --------  --------
Net loss...................................................   (5,214)  (11,587)
Preferred stock dividends..................................      --         60
                                                            --------  --------
Loss applicable to common stock............................ $ (5,214) $(11,647)
                                                            ========  ========
Loss per share (Note 5):
  Basic.................................................... $  (0.02) $  (0.05)
                                                            ========  ========
  Diluted.................................................. $  (0.02) $  (0.05)
                                                            ========  ========
Shares used in computation of loss per share (Note 5):
  Basic....................................................  247,163   231,883
  Diluted..................................................  247,163   231,883

--------
(A) Interest is presented net of interest expense. Interest expense for the three months ended December 31, 1999 and 1998 was $33,628 and $9,446, respectively.

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                     December 31, September 30,
                                                         1999         1999
                                                     ------------ -------------
                                                     (Unaudited)
                       ASSETS
                       ------

Current assets:
  Cash and equivalents..............................  $   98,650   $   85,734
  Cash and investments required to be segregated
   under Federal or other regulations...............     808,953      103,500
  Investment securities.............................     103,921      189,145
  Brokerage receivables--net........................   4,243,618    2,912,581
  Other assets......................................      65,012       41,987
                                                      ----------   ----------
    Total current assets............................   5,320,154    3,332,947

Property and equipment--net.........................     168,617      155,785
Investments.........................................     781,013      424,293
Goodwill--net.......................................     356,167          --
Other assets........................................      68,316       13,955
                                                      ----------   ----------
    Total assets....................................  $6,694,267   $3,926,980
                                                      ==========   ==========

        LIABILITIES AND SHAREOWNERS' EQUITY
        -----------------------------------

Liabilities:
  Brokerage payables................................  $4,758,423   $2,824,212
  Bank loans payable................................     107,785        3,000
  Deferred income taxes.............................     144,501       23,256
  Capital lease obligations.........................      31,698          --
  Accounts payable, accrued and other liabilities...     207,452      162,845
                                                      ----------   ----------
    Total liabilities...............................   5,249,859    3,013,313
                                                      ----------   ----------

Commitments and contingencies (Note 8)

Shareowners' equity:
  Common stock, $.01 par value; shares authorized,
   600,000,000; shares
   issued and outstanding: December 1999,
   252,896,567; September 1999, 239,822,663.........       2,529        2,398
  Additional paid-in capital........................   1,105,496      763,958
  Accumulated deficit...............................     (26,088)     (20,874)
  Accumulated other comprehensive income............     362,471      168,185
                                                      ----------   ----------
    Total shareowners' equity.......................   1,444,408      913,667
                                                      ----------   ----------
    Total liabilities and shareowners' equity.......  $6,694,267   $3,926,980
                                                      ==========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................  $    (5,214) $   (11,587)
 Reconciliation to net cash provided by (used in)
  operating activities:
  Deferred income taxes..............................       (2,552)         --
  Depreciation and amortization......................       19,343        5,537
  Equity in losses of investments....................        3,843          103
  Stock compensation expense.........................        2,638        2,200
  Gain on sale of investments........................      (31,316)         --
  Unrealized gain on venture funds...................      (25,453)         --
  Other..............................................         (200)        (200)
 Net effect of changes in brokerage-related assets
  and liabilities:
  Cash and investments required to be segregated
   under Federal or other regulations................     (705,453)     (16,500)
  Brokerage receivables..............................   (1,331,037)    (176,127)
  Brokerage payables.................................    1,934,211      212,366
 Other changes, net:
  Other assets.......................................      (17,635)     (11,290)
  Accounts payable, accrued and other liabilities....       68,207       (2,055)
                                                       -----------  -----------
   Net cash provided by (used in) operating
    activities.......................................      (90,618)       2,447
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net of capital
  lease..............................................      (30,521)      (3,383)
 Purchase of investment securities...................     (358,686)  (1,862,406)
 Purchase of investments.............................      (23,865)        (777)
 Sale/maturity of investment securities..............      443,910    1,878,366
 Proceeds from sale of investments...................       39,393          --
 Restricted deposits.................................      (49,759)         --
 Cash used in acquisitions...........................      (26,707)         --
                                                       -----------  -----------
   Net cash provided by (used in) investing
    activities.......................................       (6,235)      11,800
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bank loans, net of transaction costs..      102,535          --
 Proceeds from employee stock transactions...........        7,214        1,696
 Other...............................................           20          (54)
                                                       -----------  -----------
   Net cash provided by financing activities.........      109,769        1,642
                                                       -----------  -----------
INCREASE IN CASH AND EQUIVALENTS.....................       12,916       15,889
CASH AND EQUIVALENTS--Beginning of period............       85,734       47,776
                                                       -----------  -----------
CASH AND EQUIVALENTS--End of period..................  $    98,650  $    63,665
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest..............................  $    24,991  $    10,141
                                                       ===========  ===========
 Cash paid for income taxes..........................  $       503  $        47
                                                       ===========  ===========
 Non-cash activities:
  Unrealized gain on available-for-sale securities...  $   327,909  $    44,236
                                                       ===========  ===========
  Assets acquired under capital lease obligations....  $    31,698          --
                                                       ===========  ===========
  Acquisitions, net of cash acquired:
  Common stock issued and stock options assumed......  $   323,967          --
  Cash paid, less acquired...........................       26,707          --
  Liabilities assumed................................        6,000          --
  Carrying value of joint-venture investment.........        5,343          --
                                                       -----------
  Fair value of assets acquired (including goodwill
   of $357,397)......................................  $   362,017          --
                                                       ===========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1.--Basis of Presentation

   The accompanying unaudited interim consolidated financial statements include E*TRADE Group, Inc. and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional customers.

   These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report to Shareowners on Form 10-K for the fiscal year ended September 30, 1999.

Note 2.--Net Brokerage Receivables and Payables

   Net brokerage receivables and payables consists of the following (in thousands):

                                                     December 31, September 30,
                                                         1999         1999
                                                     ------------ -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $2,955 at
 December 31, 1999 and $975 at September 30, 1999)..  $3,782,599   $2,559,283
Receivable from brokers, dealers and clearing
 organizations:
  Net settlement and deposits with clearing
   organizations....................................      34,092       20,066
  Deposits paid for securities borrowed.............     396,829      306,326
  Securities failed to deliver......................       4,423        7,508
  Other.............................................      25,675       19,398
                                                      ----------   ----------
    Total brokerage receivables, net................  $4,243,618   $2,912,581
                                                      ==========   ==========

Payable to customers and non-customers..............  $1,286,794   $  946,760
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned...........   3,434,902    1,806,590
  Securities failed to receive......................      14,370        7,235
  Other.............................................      22,357       63,627
                                                      ----------   ----------
    Total brokerage payables........................  $4,758,423   $2,824,212
                                                      ==========   ==========

   Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. At December 31, 1999 and September 30, 1999, credit extended to customers and non-customers with respect to margin accounts was $3,776 million and $2,452 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

Note 3.-- Investments

   Investments consist of the following (in thousands):

                                                   December 31, September 30,
                                                       1999         1999
                                                   ------------ -------------
   Publicly-traded equity securities, at market
    (cost of $36,455 and $35,533 at December 31,
    1999 and September 30, 1999, respectively)....   $646,619     $317,788
   Equity method investments:
     Joint ventures (see Note 9)..................     13,285       20,862
     Archipelago..................................     25,162       25,149
     Venture funds................................     65,473       36,270
     E*OFFERING...................................     15,898       11,391
   KAP Group......................................      2,000        2,000
   Other investments..............................     12,576       10,833
                                                     --------     --------
       Total investments..........................   $781,013     $424,293
                                                     ========     ========

Publicly-traded Equity Securities

   The Company has investments in several companies that are publicly traded. These companies include Knight/Trimark Inc., CriticalPath, Digital Island, Message Media, E-LOAN and Versus. During the first quarter of fiscal 2000, the Company sold shares of Knight/Trimark generating proceeds of $30,001,000, resulting in a pre-tax gain of $29,923,000. The Company accounts for these investments as long-term marketable equity securities held available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these investments are carried at fair value. Unrealized gains were $610,164,000 and $282,255,000 at December 31, 1999 and September 30, 1999, respectively. There were no unrealized losses at December 31, 1999 and September 30, 1999. Certain of these investments are currently subject to sale restriction agreements.

Equity Method Investments

   The Company had investments in four electronic commerce companies, which were contributed on October 1, 1999 to form the E*TRADE eCommerce Fund, L.P. (the "Fund"). The Fund raised additional capital from third parties totaling approximately $75 million and will invest primarily in companies in the electronic commerce industry, as well as Internet infrastructure companies and other enabling technologies. The Company received a general and limited partnership interest of approximately 25% in the Fund. The Company also has a limited partnership interest in a privately-managed venture capital fund.

   In the quarter ended December 31, 1999, the Company invested an additional $5,000,000 in E*OFFERING in the form of a subordinated note, which was utilized by E*OFFERING for its Internet-based investment banking activities. The note has been classified as part of the investment at December 31, 1999 and was subsequently repaid in January 2000. E*OFFERING has since completed additional rounds of financing whereby the Company's ownership position was reduced to approximately 26%.

Note 4.--Comprehensive Income

   On October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net loss to comprehensive income is as follows (in thousands):

                                                              Three Months
                                                             Ended December
                                                                   31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Net loss................................................... $ (5,214) $(11,587)
Changes in other comprehensive income:
  Unrealized gain on available-for-sale securities, net of
   tax.....................................................  194,202    26,303
  Cumulative translation adjustments.......................       84       658
                                                            --------  --------
    Total comprehensive income............................. $189,072  $ 15,374
                                                            ========  ========

Note 5.--Loss Per Share

   The Company reported a net loss for the three months ended December 31, 1999 and 1998; therefore, the calculation of diluted earnings per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended December 31, 1999 and 1998, there would have been 16,187,000 and 11,857,000 additional shares in the calculation of diluted earnings per share, respectively.

   The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock for the periods stated, and therefore are not common stock equivalents for purposes of this calculation (in thousands, except exercise price data):

                                                                 Three Months
                                                                     Ended
                                                                 December 31,
                                                                 -------------
                                                                  1999   1998
                                                                 ------ ------
Options excluded from computation of diluted net loss per
 share..........................................................    969  3,060
Exercise price ranges:
  High.......................................................... $58.75 $14.05
  Low........................................................... $29.55 $ 6.13

Note 6.--Bank Loans

   In November 1999, the Company obtained a $50 million line of credit under an agreement with a bank that expires on November 30, 2000. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR on the day of the advance. The agreement requires the Company to meet certain financial covenants; as of December 31, 1999, the Company was in compliance with all such covenants. As of December 31, 1999, the Company had $34.8 million outstanding under this line of credit.

   In December 1999, the Company obtained a $150 million line of credit agreement with a syndicate of banks that expires on March 31, 2000. The line of credit is collateralized by publicly-traded investments owned by the Company. Borrowings under the line of credit bear interest at 0.25% above LIBOR. The agreement requires the Company to meet certain financial covenants and prohibits the assumption of any major debt, except for equipment leases; as of December 31, 1999, the Company was in compliance with all such covenants. As of December 31, 1999, the Company had $70.0 million outstanding under this line of credit.

Note 7.--Regulatory Requirements

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

                                                      December 31, September 30,
                                                          1999         1999
                                                      ------------ -------------
     Net capital.....................................   $239,353     $162,729
     Percentage of aggregate debit balances..........        6.0%         6.2%
     Required net capital............................   $ 79,218     $ 52,206
     Excess net capital..............................   $160,135     $110,523

   Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

   TIR's brokerage subsidiary companies are also subject to net capital requirements. These companies are located in the United States, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom. The companies outside the United States have various and differing capital requirements, all of which were met at December 31, 1999 and September 30, 1999. The net capital requirements of TIR's brokerage subsidiary companies located in the United States are summarized as follows:

     TIR Securities, Inc. and TIR Investor Select, Inc.--TIR Securities, Inc. and TIR Investor Select, Inc. are subject to the Rule and are required to maintain net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. TIR Securities, Inc. is also subject to the Commodity Futures Trading Commission ("CFTC") Regulation 1.17, which requires the maintenance of net capital of 4% of the funds required to be segregated in accordance with
  Section 4d(2) of the Commodities Exchange Act or $30,000, whichever is greater. TIR Securities, Inc. is required to maintain net capital in accordance with Rule or CFTC Regulation 1.17, whichever is greater.


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

The table below summarizes the minimum capital requirements for the above companies (in thousands):

                                 December 31, 1999        September 30, 1999
                              ------------------------ ------------------------
                              Required         Excess  Required         Excess
                                net      Net     net     net      Net     net
                              capital  capital capital capital  capital capital
                              -------- ------- ------- -------- ------- -------
  TIR Securities, Inc. ......   $65    $1,398  $1,333    $82    $2,289  $2,207
  TIR Investor Select, Inc.
   ..........................     5        39      34      5       254     249
  Marquette Securities, Inc.
   ..........................   250       445     195    250       445     195

Note 8.--Commitments, Contingencies and Regulatory Matters

   The Company is a defendant in civil actions arising in the normal course of business, including several putative class action filings. The matters alleged by the plaintiffs include:

  . False and deceptive advertising and other communications regarding the Company's commission rates and ability to provide account access and to timely execute and confirm online transactions;

  . Damages arising from alleged problems in accessing accounts and placing orders;

  . Damages arising from system interruptions including those occurring on February 3, 4, and 5, 1999; and

  . Unfair business practices regarding the extent to which initial public offering shares are made available to the Company's customers.

   These proceedings are at early stages, and the Company is unable to predict their ultimate outcome; however, the Company believes that all of these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters, if they are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

   From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

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

Note 9.--Acquisitions

   During the quarter ended December 31, 1999, the Company acquired 100% ownership of three of its foreign affiliates, E*TRADE Nordic AB, a Swedish company, E*TRADE @ Net Bourse S.A., a French company, and the remaining portion of its E*TRADE UK joint venture, for an aggregate purchase price of $362 million. The purchase price was composed of 11.7 million shares of the Company's common stock, cash of $26.7 million and the assumption of options of the affiliates. The purchase price exceeded the fair value of the assets acquired by $357 million, which was recorded as goodwill to be amortized over 20 years.

   The pro forma information below assumes that the acquisitions occurred at the beginning of 1998 and includes the effect of amortization of goodwill from that date (in thousands):

                                                              Three months
                                                             ended December
                                                                   31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Net revenues............................................ $246,867  $116,183
   Net loss................................................ $ (6,215) $(11,972)
   Basic and diluted loss per share........................ $  (0.02) $  (0.05)

   The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1998.

Note 10.--Segment Information

 Segment Information

   The Company provides securities brokerage and related investment services. The Company has classified the operations of E*TRADE and TIR as separate reportable segments, which is the way that management currently evaluates their operating performance. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements (in thousands):

                                                 E*TRADE
                                                  Group       TIR      Total
                                                ----------  -------- ----------
   Quarter ended December 31, 1999
     Non-interest revenue...................... $  169,496  $ 33,171 $  202,667
     Interest--net of interest expense.........     43,187       154     43,341
                                                ----------  -------- ----------
     Net revenues..............................    212,683    33,325    246,008
                                                ==========  ======== ==========
     Operating income (loss)...................    (62,452)    2,224    (60,228)
     Pre-tax income (loss).....................     (9,431)    2,189     (7,242)
     Segment assets............................  6,627,493    66,774  6,694,267

   Quarter ended December 31, 1998
     Non-interest revenue...................... $   66,665  $ 27,446 $   94,111
     Interest--net of interest expense.........     21,576       233     21,809
                                                ----------  -------- ----------
     Net revenues..............................     88,241    27,679    115,920
                                                ==========  ======== ==========
     Operating income (loss)...................    (23,015)    2,250    (20,765)
     Pre-tax income (loss).....................    (23,118)    2,316    (20,802)
     Segment assets............................  2,241,518    73,144  2,314,662

   No one single customer accounted for greater than 10% of total revenues for the quarters ended December 31, 1999 and 1998.

Note 11.--Subsequent Events

Telebanc Acquisition

   On January 12, 2000, the Company completed the merger of Telebanc Financial Corporation ("Telebanc"). Telebanc is the holding company for Telebank, the nation's largest pure-play internet bank. Under the terms of the agreement, Telebanc shareowners received 1.05 shares of E*TRADE common stock for each share of Telebanc common stock representing a total of 35.6 million E*TRADE shares. Summarized pro forma consolidated information of the combined companies for the quarter, as well as comparative prior year amounts, are as follows (in thousands, except per share data):

                                                             Quarter Ended
                                                             December 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
   Pro Forma Combined Summarized Statement of Operations:
   Gross revenues......................................... $364,280  $163,125
   Interest expense and provision for loan losses.........   94,849    38,299
                                                           --------  --------
   Net revenues...........................................  269,431   124,826
   Cost of services.......................................  113,505    51,416
   Selling and marketing expenses.........................  128,918    57,277
   Merger-related expenses................................    5,787       --
   Other operating expenses...............................   79,247    34,945
                                                           --------  --------
   Operating loss.........................................  (58,026)  (18,812)
   Gain on sale of investments............................   31,316       --
   Unrealized gain on venture funds.......................   25,453       --
   Loss on equity investments and minority interest.......   (4,384)     (557)
   Other non-operating income (loss)......................      153       (44)
                                                           --------  --------
   Pre-tax loss...........................................   (5,488)  (19,413)
   Income tax benefit.....................................      697     8,481
                                                           --------  --------
   Net loss...............................................   (4,791)  (10,932)
   Preferred stock dividends..............................      --         60
                                                           --------  --------
   Loss applicable to common stock........................ $ (4,791) $(10,992)
                                                           ========  ========
   Loss per share, basic and diluted...................... $  (0.02) $  (0.04)
   Shares used in computation of loss per share...........  282,505   257,860

                                                        December   September 30,
                                                        31, 1999       1999
                                                       ----------- -------------
                                                            (in thousands)
  Pro Forma Combined Summarized Balance Sheets:
  Cash and equivalents................................ $   299,498  $  125,801
  Investment securities...............................     288,258     367,767
  Brokerage receivables--net..........................   4,243,618   2,912,581
  Mortgage-backed securities..........................   2,025,192   1,426,053
  Loans receivable--net...............................   2,422,252   2,154,509
  Total assets........................................  11,738,637   7,908,224
  Long-term obligations...............................      62,298      30,584
  Shareowners' equity.................................   1,949,637   1,419,301

Debt Offering

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company granted the initial purchasers an option, exercisable until March 16, 2000, to purchase up to an additional $150 million of notes. The Company expects to use $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $14,375,000 will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the quarter ended December 31, 1999, net loss per share on a diluted basis would have been increased to $0.05 due to the additional net interest expense associated with the securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled Risk Factors and elsewhere in this Form 10-Q.

 Results of Operations

   Revenue Detail (in millions, except percentage and transaction data)

                                                         Three Months
                                                            Ended
                                                         December 31,
                                                        ---------------  Percent
                                                         1999     1998   Change
                                                        -------  ------  -------
Revenues:
  Transaction revenues:
    Commissions........................................ $ 136.7  $ 52.3    161%
    Order flow.........................................    15.6     8.0     95%
                                                        -------  ------    ---
      Total transaction revenue........................   152.3    60.3    153%
                                                        -------  ------    ---
  Interest--net of interest expense:
    Brokerage interest income..........................    75.1    26.0    189%
    Brokerage interest expense.........................   (33.6)   (9.4)   257%
    Corporate--net.....................................     1.8     5.2    (66)%
                                                        -------  ------    ---
      Interest--net....................................    43.3    21.8     99%
                                                        -------  ------    ---
  Global and institutional.............................    33.7    28.1     20%
  Other................................................    16.7     5.7    193%
                                                        -------  ------    ---
      Total revenues................................... $ 246.0  $115.9    112%
                                                        =======  ======    ===
Transactions per day................................... 133,000  43,000    209%

   The Company's net revenues increased to $246.0 million in the first quarter of fiscal 2000, up 112% from $115.9 million in the equivalent period of fiscal 1999.

   Transaction revenues increased to $152.3 million in the first quarter of fiscal 2000, up 153% from $60.3 million in the equivalent period in fiscal 1999. Transaction revenues consist of commission revenues and payments for order flow. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets, as well as the increase in new customer accounts.

   Commission revenues for the first quarter of fiscal 2000 increased to $136.7 million, up 161% from $52.3 million for the same period a year ago. Transactions for the first quarter of fiscal 2000 totaled 8.5 million or an average of 133,000 transactions per day. This is an increase of 209% over the average daily transaction volume of 43,000 in the prior year. The decline in commissions per trade was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the new Power E*TRADE program, which provides reduced commissions for active traders.

   Payments for order flow increased to $15.6 million for the first quarter of fiscal 2000, up 95% from $8.0 million for the same period a year ago. As a percentage of transaction revenue, payments for order flow have decreased to 10% for the first quarter of fiscal 2000, down from 13% for the same period a year ago. Payments for order flow did not increase at the same rate as transactions due to changes in the order flow mix, a decrease in the average shares per equity transaction, and the continued impact of the SEC's order handling rules.

   Net interest revenues primarily represent interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, fees on its customer assets invested in money market accounts and interest earned on investment securities, offset by interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Brokerage interest income increased to $75.1 million in the first quarter of fiscal 2000, up 189% from $26.0 million for the same period a year ago. This increase reflects the overall increases in average customer margin balances, which increased 193% to $2.9 billion in the first quarter of fiscal 2000, from $1.0 billion in the same period a year ago. Brokerage interest expense increased to $33.6 million, up 257% from $9.4 million in the comparable prior year quarter, due to average customer money market fund balances, which increased 145% to $5.3 billion in the first quarter of fiscal 2000, from $2.2 billion in the same period a year ago; average customer credit balances, which increased 277% to $1.1 billion in the first quarter of fiscal 2000, from $0.3 billion in the same period a year ago; and average stock loan balances, which increased 299% to $2.1 billion in the first quarter of fiscal 2000, from $0.5 billion in the same period a year ago. Net corporate interest income declined due primarily to capital lease obligations and bank borrowings incurred in the first quarter of fiscal 2000.

   Global and institutional revenues increased to $33.7 million for the first quarter of fiscal 2000, up 20% from $28.1 million for the same period one year ago. Global and institutional revenues are comprised of revenues from TIR's operations, as well as licensing fees and royalties from E*TRADE International's affiliates. TIR's revenues increased to $33.1 million in the first quarter of fiscal 2000, up 23% from $27.0 million for the same period a year ago. These increases are primarily attributable to strong market conditions in Asia and Europe, as well as an increase in futures commissions. TIR revenues are largely comprised of commissions from institutional trade executions; for the first quarter of fiscal 2000 approximately 55% of TIR's transactions were from outside the U.S., and approximately 82% were cross-border transactions.

   Other revenues increased to $16.7 million in the first quarter of fiscal 2000, up 193% from $5.7 million for the comparable period in fiscal 1999. Other revenues increased primarily due to growth in mutual funds revenue, revenues from fees charged for advertising on the Company's Web site, investment banking revenue, E*TRADE Business Solutions revenue, and broker-related fees for services.

 Cost of Services

   Total cost of services increased to $107.1 million for the first quarter of fiscal 2000, up 117% from $49.3 million in the comparable period in fiscal 1999. Cost of services includes expenses related to the Company's clearing operations, customer service activities, Web site content costs, system maintenance, communication expenses and depreciation. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the Company's technology centers in Rancho Cordova, California, and Alpharetta, Georgia. Cost of services as a percentage of total revenues was 44% in the first quarter of fiscal 2000 compared to 43% in the comparable period in fiscal 1999.

 Operating Expenses

   Selling and marketing expenses increased to $119.5 million in the first quarter of fiscal 2000, up 117% from $55.0 million in the comparable period in fiscal 1999. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue throughout fiscal 2000.

   Technology development expenses increased to $36.3 million in the first quarter of fiscal 2000, up 149% from $14.6 million in the comparable period in fiscal 1999. The increased level of expense was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, and reflects the Company's continuing commitment to invest in new products and technologies.

   General and administrative expenses increased to $38.4 million in the first quarter of fiscal 2000, up 117% from $17.7 million in the comparable period in fiscal 1999. These increases were the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company.

   Amortization of goodwill of $1.7 million in the first quarter of fiscal 2000 primarily consists of amortization of goodwill related to the acquisition of three of the Company's foreign affiliates. Goodwill resulting from these transactions will be amortized over 20 years.

   Merger-related expenses of $3.3 million were recognized in the first quarter of fiscal 2000 and primarily relate to the transaction costs associated with the Telebanc acquisition. Additional costs associated with the Company's mergers and acquisitions are expected to be incurred throughout fiscal 2000, including a charge of approximately $30 million to be recorded in the second quarter of fiscal 2000 relating to the acquisition of Telebanc.

 Non-operating Income (Expense)

   In the first quarter of fiscal 2000, the Company continued to liquidate portions of its portfolio of strategic investments and recognized realized gains of $31.3 million.

   The Company also recorded unrealized gains of $25.5 million on its participation in venture funds, primarily in connection with E*TRADE's eCommerce Fund L.P., which was formed in the first quarter of fiscal 2000.

   Equity in losses of investments was $3.8 million in the first quarter of fiscal 2000, which resulted from the Company's minority ownership in its investments that are accounted for under the equity method. These investments include E*TRADE Japan, E*OFFERING and Archipelago. The Company expects that these companies will continue to invest in the development of their products and services, and will incur operating losses throughout fiscal 2000, which will result in future charges being recorded by the Company to reflect its proportionate share of losses.

 Income Tax Benefit

   Income tax benefit represents the benefit for federal and state income taxes at an effective rate of 28% for the first quarter of fiscal 2000, and 44% for the comparable period in fiscal 1999. The rate for the first quarter of fiscal 2000 reflects the impact of non-deductible merger-related expenses and goodwill arising from the foreign acquisitions.

Year 2000 Compatibility

   Many computer systems use only two digits to identify a specific year and therefore may not accurately recognize and handle dates beyond the year 1999. Additionally, the year 2000 is a leap year and computer systems may not accurately recognize and handle February 29, 2000. If not corrected, these computer applications could fail or create erroneous results in the year 2000. The Company utilizes, and is dependent upon, data processing systems and software to conduct its business. The data processing systems and software include those developed and maintained by the Company's third-party data processing vendors and software that is run on in-house computer networks. Due to the Company's dependence on computer technology to conduct its business, and the dependence of the financial services industry on computer technology, the nature and impact of year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material.

   In addition, the method of trading employed by the Company is heavily dependent on the integrity of electronic systems outside of the Company's control, such as Internet service providers, and third-party software, such as Internet browsers. A failure of any such system in the trading process, even for a short time, could cause interruption to the Company's business. The year 2000 issue could lower demand for the Company's services while increasing the Company's costs. The combination of these factors, while not quantifiable, could have a material adverse impact on the Company's financial results.

   During the first quarter of fiscal 1998, the Company initiated a review and assessment of its hardware and software to evaluate whether they will function properly in the year 2000 without material errors or interruptions. The Company's year 2000 efforts addressed the Company's computer systems and equipment, as well as business partner relationships considered essential to the Company's ability to conduct its business. The objective of the Company's year 2000 project was to identify the core business processes and associated computer systems and equipment that may be at risk due to the use of two-digit year dates. Once identified, the systems and equipment were rated for risk and prioritized for conversion or replacement according to their impact on core business operations. The Company's year 2000 project followed a structured approach in analyzing and mitigating year 2000 issues. This approach consisted of six phases: awareness, assessment, remediation, validation, implementation and industry-wide testing. The work associated with each phase was performed simultaneously with other phases of the project, depending on the nature of the work performed and the technology and business requirements of the specific business unit. For example, awareness was an ongoing effort and occurred in each phase. As part of this project, the Company reviewed its vendor relationships (suppliers, alliances and third-party providers) in an attempt to assess their ability to meet the year 2000 challenge. This plan sought to ensure that all of the Company's business partners and service providers were also year 2000 ready. In addition, written contingency plans were developed for all mission critical systems to address any unexpected year 2000 failures.

 Status of Year 2000 Efforts

   The Company completed each of these phases planned for year 2000 readiness. The Company believes that all material year 2000 problems with internally-managed hardware and software revealed as a result of its evaluation were remedied; however, there can be no assurances that these efforts have solved all possible year 2000 issues, and there is a risk that other problems, not presently known to the Company, will be discovered that could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that have not yet surfaced. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business.

   All mission-critical vendors were contacted and each indicated that their hardware and software are year 2000 ready. The Company has relied upon representations by vendors as to their year 2000 readiness and generally has not attempted to perform independent verification of the accuracy of those representations. There can be no assurance that all third parties provided accurate and complete information or that all their systems are fully year 2000 capable. If these vendors fail to adequately address year 2000 issues for the products and services they provide to the Company, this failure could have a material adverse impact on the Company's operations and financial results. The Company is dependent on systems, such as the Internet, telecommunications and electrical systems, which are not within its control. Any failure by such systems could also prevent the Company from delivering its services to its customers, which could have a material adverse effect on the Company's business, results of operations and financial condition.

   In addition, other third parties' year 2000 processing failures, not currently identified by the Company as mission-critical, could have an unexpectedly severe material adverse impact on the Company's systems and operations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products are year 2000 capable. The Company cannot be sure that its tests were adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

   On June 1, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"), a holding company for Telebank, the nation's largest branchless bank, providing banking products and services over the Internet. On July 13, 1999, the Company entered into a definitive agreement to acquire TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. The Company has been advised by both Telebanc and TIR that they had ongoing programs to identify and remediate any year 2000 issues. The Company does not have any direct control over the year 2000 activities of Telebanc. With respect to TIR, the Company has relied upon the representations of management or former management with respect to TIR's year 2000 readiness, including representations and warranties that TIR's products and services and its internal computer systems are year 2000 ready, that TIR has made appropriate inquiries of its key suppliers of services and products, and that TIR did not incur any material expenses associated with securing year 2000 readiness of its products or services, internal computer systems or the computer systems of TIR's key suppliers or customers. The TIR acquisition closed on August 31, 1999 and the Telebanc acquisition closed on January 12, 2000; therefore, the Company's operating results were not impacted by the additional assessment, remediation, validation, implementation and testing costs that these entities incurred. While the managements of Telebanc and TIR have made certain representations with respect to their year 2000 readiness, the Company can give no assurances as to the adequacy of the year 2000 efforts of Telebanc or TIR or their impact to the Company.

   The Company spent approximately $8.2 million on year 2000 readiness efforts through December 31, 1999, and currently estimates that it will spend approximately an additional $0.3 million. These expenditures will consist primarily of compensation for employees and contractors dedicated to this project and the operation of command centers through January 7, 2000. The Company funded all year 2000 related costs through operating cash flows. These costs did not result in increased information technology expenditures because they were funded through a reallocation of the Company's overall development spending. In accordance with generally accepted accounting principles, such expenditures were expensed as incurred. The costs of addressing year 2000 issues did not have a material adverse impact on the Company's financial position.

   The foregoing year 2000 discussion and the information contained herein are provided as a Year 2000 Readiness Disclosure.

Liquidity and Capital Resources

   The Company has financing facilities totaling $425 million to meet the needs of E*TRADE Securities that would be collateralized by customer securities. There were no borrowings outstanding under these lines on December 31, 1999. The Company also has a short term loan for up to $150 million, collateralized by publicly traded investment securities owned by the Company, of which $70 million was outstanding as of December 31, 1999, and a short term line of credit for up to $50.0 million, collateralized by marketable securities owned by the Company, of which $34.8 was outstanding as of December 31, 1999. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company granted the initial purchasers an option, exercisable until March 16, 2000, to purchase up to an additional $150 million of notes. The Company expects to use $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $14,375,000 will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the quarter ended December 31, 1999, net loss per share on a diluted basis would have been increased to $0.05 due to the additional net interest expense associated with the securities.

   The Company currently anticipates that its available cash resources and credit facilities, along with the convertible debt offering described above, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of the Company's existing and new service offerings and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners of the Company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all.

   If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

   Cash used in operating activities was $90.6 million in the first quarter of fiscal 2000, compared with the net loss in the first quarter of fiscal 2000 of $5.2 million. The difference was attributable primarily to a $31.3 million gain on sale of investments, $25.5 million unrealized gain on venture funds, and an increase in brokerage-related assets in excess of related liabilities of $102.3 million, offset in part by depreciation and amortization of $19.3 million, equity in losses of investments of $3.8 million, a $2.6 million non-cash compensation charge for options. Cash provided by operating activities in the prior year period was $2.4 million, which primarily reflects net loss of $11.6 million, increases in brokerage-related liabilities of $19.8 million in excess of related assets, the impact of depreciation and amortization of $5.5 million and increases in accounts payable, accrued and other liabilities in excess of other assets.

   Cash used in investing activities was $6.2 million in the first quarter of fiscal 2000 and cash provided by investing activities was $11.8 million in the comparable period in fiscal 1999. In the first quarter of fiscal 2000, the cash provided by investing activities was the result of the net sale/maturity of investments of $85.2 million in investment securities and $39.4 million in proceeds from the sale of investments, offset by the purchase of $23.9 million of investments $30.5 million of property and equipment and $26.7 million for the acquisition of three foreign affiliates. This compares to cash provided by operating activities in the first quarter of fiscal 1999 where the Company had proceeds from sale/maturity of investments in excess of purchases of investments of $16.0 million and purchases of property and equipment of $3.4 million.

   Cash provided by financing activities was $109.8 million in the first quarter of fiscal 2000, compared with $1.6 million in fiscal 1999. Cash provided by financing activities in the first quarter of fiscal 2000 primarily resulted from cash proceeds of $102.5 million from bank loans, net of issuance costs, and $7.2 million from the exercise of stock options.

                                  RISK FACTORS

   You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially as a result of certain factors, including those set forth below. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

   In accordance with "plain English" guidelines provided by the Securities and Exchange Commission, the risk factors have been written in the first person.

We could suffer substantial losses and be subject to customer litigation if our systems fail or our transaction processing is slow

   We receive and process transactions mostly through the Internet, online service providers and touch-tone telephone. Thus, we depend heavily on the integrity of the electronic systems supporting these types of transactions, including our internal software programs and computer systems. Our systems or any other systems in the transaction process could slow down significantly or fail for a variety of reasons including:

  .  undetected errors in our internal software programs or computer systems;

  . our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected; or

  .  heavy stress placed on our system during certain peak trading times.

   If our systems or any other systems in the transaction process slow down significantly or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, including certain days in February 1999. We could experience future system failures and degradations, especially in foreign markets where we must implement new transaction processing infrastructures. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures. To date, during our systems failures, we were able to take orders by telephone, however, with respect to our brokerage transactions, only associates with securities brokers' licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. We could experience a number of adverse consequences as a result of these systems failures including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

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

Our security could be breached, which could damage our reputation and deter customers from using our services

   We must protect our computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. Our insurance coverage in certain circumstances may be insufficient to cover issues that may result from such events.

Our business could suffer if we cannot protect the confidentiality of customer information transmitted over public networks

   A significant barrier to online commerce is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the RSA or other algorithms we use to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our business, financial condition and operating results.

Our quarterly results fluctuate and do not reliably indicate future operating results

   We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

  . fluctuations in the fair market value of our equity investments in other companies, including through existing or future private investment funds managed by us;

  . fluctuations in interest rates, which will impact our investment and loan portfolios;

  . increased levels of advertising, sales and marketing expenditures for customer acquisition, which may be affected by competitive conditions in the marketplace;

  . the timing of introductions or enhancements to online investing services and products by us or our competitors;

  .  market acceptance of online financial services and products;

  .  the pace of development of the market for online commerce;

  .  changes in trading volume in securities markets;

  .  trends in securities and banking markets;

  . domestic and international regulation of the brokerage, banking and internet industries;

  . implementation of new accounting pronouncements, such as Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities;

  .  changes in domestic or international tax rates;

  .  changes in pricing policies by us or our competitors;

  .  changes in strategy;

  . the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships;

  .  changes in key personnel;

  .  seasonal trends;

  .  the extent of international expansion;

  .  the mix of international and domestic revenues;

  . fluctuation in foreign exchange rates;

  .  changes in the level of operating expenses to support projected growth;
     and

  .  general economic conditions.

   We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

Our business will suffer if we cannot effectively compete

   The market for financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from financial institutions, brokerage firms, banks, mutual fund companies, Internet portals and other organizations. These competitors include, among others:

  .  America Online, Inc.;

  .  Ameritrade, Inc.;

  . Bank of America;

  .  Charles Schwab & Co., Inc.;

  .  Citigroup, Inc.;

  .  CyBerCorp.com;

  .  Datek Online Holdings Corporation;

  .  DLJdirect;

  .  Fidelity Brokerage Services, Inc.;

  . Intuit Inc.;

  . Merrill Lynch, Pierce, Fenner & Smith Incorporated;

  .  Microsoft Money;

  .  National Discount Brokers;

  .  Net.B@nk, Inc.;

  . PaineWebber Incorporated;

  .  Quick & Reilly, Inc.;

  . Salomon Smith Barney, Inc.;

  .  SURETRADE, Inc.;

  .  Waterhouse Securities, Inc.;

  . Wells Fargo & Company;

  .  WingspanBank.com; and

  .  Yahoo! Inc.

   Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of services and financial products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. Such competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the online financial services industry. Moreover, certain competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. For example, Charles Schwab's One-Source mutual fund service and similar services may discourage potential customers from using our brokerage services. Accordingly, it is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

   General financial success within the financial services industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, or whether legislative barriers will be modified, we may be adversely affected by such competition or legislation. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected. In many instances, we are competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel.

   There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

Our success depends on our ability to effectively adapt to changing business conditions

   We have grown rapidly and our business and operations have changed substantially since we began offering electronic investing services in 1992, and Internet investing services in February 1996, and we expect this trend to continue. Such rapid change and expansion places significant demands on our administrative, operational, financial, and technical management and other resources.

   We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers or technical persons in the future. In particular, we depend heavily on our chief executive officer, president and chief operating officer and other members of senior management, the loss of any of whom could seriously harm our business. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with operating expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there could be a material adverse effect on our business, financial condition and operating results.

   The rapid growth in the use of our services has strained our ability to adequately expand technologically. As we acquire new equipment and applications quickly, we have less time to test and validate hardware and software, which could lead to performance problems. We also rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet our needs could have a material adverse effect on our business, financial condition and operating results. As transaction volume increases, we may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of brokerage orders that need review, which could lead to not only unsatisfied customers, but also to liability for brokerage orders that were not executed on a timely basis.

   Through our Digital Financial Media initiative, we plan to deliver interactive multimedia content and commerce through a variety of broadband communications channels and electronic platforms. We believe that achieving success in this strategy is essential to our ability to compete in the rapidly evolving electronic marketplaces in which we operate. We have limited experience in these media and our failure to execute this strategy successfully may limit our future growth.

Our ability to attract customers and our profitability may suffer if changes in government regulation favor our competition or restrict our business practices

   The securities and banking industries in the United States are each subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

  .  sales methods;

  .  trade practices among broker-dealers;

  .  use and safekeeping of customers' funds and securities;

  .  capital structure;

  .  record keeping;

  .  advertising;

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

   Similarly, Telebanc, as a savings and loan holding company, and Telebank, as a federally chartered savings bank and subsidiary of Telebanc, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS") and, in the case of Telebank, the Federal Deposit Insurance Corporation. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

   Additionally our mode of operation and profitability may be directly affected by:

  .  additional legislation;

  . changes in rules promulgated by the SEC, the National Association of Securities Dealers, Inc., ("NASD"), the Board of Governors of the Federal Reserve System, the OTS, the various stock exchanges and other self-regulatory organizations; or

  .  changes in the interpretation or enforcement of existing laws and rules.

   The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

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

   We intend to continue expanding our business to other countries and to broaden our customers' abilities to trade securities of non-U.S. companies and execute other transactions through the Internet and other gateways. In order to expand our services globally, we must comply with the regulatory controls of each specific country in which we conduct business. Our international expansion could be limited by the compliance requirements of other national regulatory jurisdictions. We intend to rely primarily on local third parties and our subsidiaries for regulatory compliance in international jurisdictions. See "Risk Factors--We face numerous risks associated with doing business in international markets."

   There can be no assurance that other federal, state or foreign agencies will not attempt to regulate our online and other activities. We anticipate that we may be required to comply with record keeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise. We may also be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations affecting our business or operations. We may also be subject to federal, state or foreign money transmitter laws and state and foreign sales or use tax laws. If such laws are enacted or deemed applicable to us, our business or operations would be rendered more costly or burdensome, less efficient or even impossible. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

   Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. In addition, the New York Attorney General carried out an investigation of the online brokerage industry and issued a report, citing consumer complaints about delays and technical difficulties conducting online stock trading. Increased attention focused upon these liability issues could adversely affect the growth of the Internet, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

We may be fined or forced out of business if we do not maintain the net capital levels required by regulators

   The SEC, NASD, OTS, FDIC and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

   The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of December 31, 1999 (in thousands):

                                                         December 31, 1999
                                                     --------------------------
                                                     Required           Excess
                                                       net      Net      net
                                                     capital  capital  capital
                                                     -------- -------- --------
   E*TRADE Securities, Inc.......................... $79,218  $239,353 $160,135
   TIR Securities, Inc..............................      65     1,398    1,333
   TIR Investor Select, Inc.........................       5        39       34
   Marquette Securities, Inc........................     250       445      195

   Similarly, banks, such as Telebank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on a bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

   The table below summarizes the capital adequacy requirements for Telebank as of December 31, 1999 (dollars in thousands):

                                                               To Be Well
                                                           Capitalized Under
                                                           Prompt Corrective
                                               Actual      Action Provisions
                                           --------------  --------------------
                                            Amount  Ratio    Amount    Ratio
                                           -------- -----  ----------- --------
   As of December 31, 1999:
   Core Capital (to adjusted tangible
    assets)............................... $441,987  8.83%  > $250,392   >5.0%
   Tier 1 Capital (to risk weighted
    assets)............................... $441,987 21.04%  > $126,016   >6.0%
   Total Capital (to risk weighted
    assets)............................... $449,174 21.39%  > $210,027  >10.0%

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

   A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. When trading volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risk Factors--Our business will suffer if we cannot effectively compete."

   Our brokerage business, by its nature, is subject to various other risks, including customer default and employee misconduct and errors. We sometimes allow customers to purchase securities on margin, therefore we are affected because we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer's indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Changes in interest rates may reduce Telebanc's profitability

   The results of operations for Telebanc depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. If Telebanc is unsuccessful in managing the effects of changes in interest rates, its financial condition and results of operations could suffer.

   Changes in market interest rates could reduce the value of Telebanc's financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise.

We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs

   Our future success depends, in part, on our ability to develop and enhance our services and products. There are significant technical risks in the development of new services and products or enhanced versions of existing services and products. There can be no assurance that we will be successful in achieving any of the following:

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

Our success depends upon the growth of the Internet as a commercial marketplace

   The market for financial services, particularly over the Internet, is rapidly evolving. Consequently, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. For us, this uncertainty is compounded by the risks that consumers will not continue to adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit us to continue to grow.

   Sales of many of our services and products will depend on consumers continuing to adopt the Internet as a method of doing business. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could be adversely affected by slow development or adoption of standards and protocols to handle increased Internet activity, or due to increased governmental regulation. Moreover, critical issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved and may negatively affect the growth of Internet use or commerce on the Internet.

   Adoption of online commerce by individuals who have relied upon traditional means of commerce in the past will require such individuals to accept new and very different methods of conducting business. Moreover, our brokerage and banking services over the Internet involve a new approach to securities trading and banking which require extensive marketing and sales efforts to educate prospective customers regarding their uses and benefits. For example, consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing and banking, which could have a material adverse effect on our business, financial condition and operating results.

The market price of our common stock, like other technology stocks, may be highly volatile and any significant decrease in our stock price may make it difficult for our shareowners to sell their stock

   The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

  .  quarterly variations in operating results;

  .  volatility in the stock market;

  .  volatility in the general economy;

  . announcements of acquisitions, technological innovations or new software, services or products by us or our competitors; and

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

Our success depends on our ability to protect our intellectual property and any failure to do so could substantially harm our business

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

We may face claims for infringement of third parties' proprietary rights and it could be costly and time-consuming to defend against such claims, even those without merit

   We have received in the past, and may in the future, receive notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity--or any indemnification claims based on such claims--will not be asserted or prosecuted against us. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operating results.

Our attempts to enter new markets may be unsuccessful, which could decrease our earnings and consequently decrease the market value of our common stock

   One element of our strategy is to leverage the E*TRADE brand and technology to enter new markets. No assurance can be given that we will be able to successfully adapt our proprietary processing technology for use in other markets. Even if we do adapt our technology, no assurance can be given that we will be able to compete successfully in any such new markets. There can be no assurance that our pursuit of any of these opportunities will be successful. If these efforts are not successful, we could realize less than expected earnings, which in turn could result in a decrease in the market value of our common stock. Furthermore, such efforts may divert management attention or inefficiently utilize our resources.

As a result of our recent merger with Telebanc, we face numerous new risks, including possible failure to successfully integrate and assimilate Telebanc's operations with our own

   In January 2000, E*TRADE acquired Telebanc Financial Corporation. Telebanc is an online provider of Internet banking services. This represents a new line of business for us. No assurance can be given that we will be successful in this market. We may experience difficulty in assimilating Telebanc's products and services with our own and we may not be able to integrate successfully the employees of Telebanc into our organization. These difficulties may be exacerbated by the geographical distance between our various locations and Telebanc's Virginia location. If we fail to successfully integrate Telebanc's operations with our own, our operating results and business could be adversely affected.

   Telebank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves. This is a new industry for us and accordingly, we do not have any experience in this area. We are dependent upon Telebanc management and employees to advise us in this area.

Due to our recent merger with Telebanc, we may be restricted in expanding our activities, and our inexperience with being regulated as a savings and loan holding company could negatively affect both us and Telebanc

   Upon the completion of our merger with Telebanc, we became subject to regulation as a savings and loan holding company. As a result, we are required to register with the OTS and file periodic reports, and are subject to examination by the OTS. We are also limited in our ability to invest in other savings and loan holding companies. Under financial modernization legislation recently enacted into law, our activities are also restricted to activities that are financial in nature and certain real estate-related activities. We believe that all of our existing activities and investments qualify as financial in nature, but the OTS and other banking agencies have not yet issued regulations or otherwise interpreted the new statute. Even if all of our existing activities and investments are permissible, under the new legislation we may be constrained in pursuing future new activities.

   In addition to regulation of us and Telebanc as savings and loan holding companies, federal savings banks, such as Telebank, are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their transactions with affiliated companies. In addition, as a condition to approving our merger with Telebanc, the OTS imposed various notices and other requirements, primarily a requirement that Telebank obtain prior approval from the OTS of any future material changes to Telebank's business plan. We have limited experience and knowledge of the regulatory requirements of the OTS and the Federal Deposit Insurance Corporation, and there is a risk that we could incur significant additional costs in complying with these regulations, or significant penalties if we fail to comply. These regulations and conditions, and our inexperience with them, could affect our ability to realize synergies from the merger, and could negatively affect both us and Telebank.

We face numerous risks associated with doing business in international markets

   One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally. Furthermore, we have had no experience providing banking services outside the United States. There can be no assurance that our international licensees or subsidiaries will be able to market our branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

  . unexpected changes in regulatory requirements, tariffs and other trade barriers;

  .  difficulties in staffing and managing foreign operations;

  .  the level of investor interest in cross-border trading;

  .  political instability;

  .  fluctuations in currency exchange rates;

  .  reduced protection for intellectual property rights in some countries;

  . seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

  .  the level of adoption of the Internet in international markets; and

  .  potentially adverse tax consequences.

   Any of the foregoing could adversely impact the success of our international operations. In addition, because some of these international markets are served through license arrangements with others, we rely upon these third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction could harm our operations and/or the goodwill associated with our brand name. Additionally, certain of our international licensees have the right to sell sub-licenses. Generally, we have less control over sub-licensees than we do over licensees. As a result, the risk to our operations and goodwill is higher. There can be no assurance that one or more of the factors described above will not have a material adverse effect on our future international operations, if any, and, consequently, on our business, financial condition and operating results.

Any failure to successfully integrate the companies that we acquire into our existing operations or failure to maintain our relationships with strategic partners could harm our business

   We recently acquired Telebanc, TIR and some of our European licensees. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions and mergers entail numerous risks, including:

  .  difficulties in the assimilation of acquired operations and products;

  .  diversion of management's attention from other business concerns;

  .  amortization of acquired intangible assets; and

  .  potential loss of key employees of acquired companies.

   We have limited experience in assimilating acquired organizations into our operations. No assurance can be given as to our ability to integrate successfully any operations, technology, personnel, services or new businesses or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

   We have established a number of strategic relationships with online and Internet service providers, as well as software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not develop any new relationships of this type in the future. We also make investments, either directly or from affiliated private investment funds, in equity securities of other companies without acquiring control of those companies. There may be no public market for the securities of the companies we invest in. In order for us to realize a return on our investment, such companies must be sold or successfully complete a public offering of their securities. There can be no assurance that such companies will be acquired or complete a public offering or that such an acquisition or public offering will allow us to sell our securities at a profit, or at all.

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

   As a result of the sale of our 6% convertible subordinated notes, E*TRADE will incur $500 million of additional indebtedness (assuming that the initial purchasers' option is not exercised), increasing our ratio of debt to equity (expressed as a percentage) from approximately 7% to approximately 29% as of December 31, 1999, on a pro forma basis giving effect to the sales of the notes and the application of proceeds therefrom. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could

  . make it difficult for us to make payments on our debt;

  . make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

  . limit our flexibility in planning for, or reacting to, changes in our business; and

  . make us more vulnerable in the event of a downturn in our business.

   There can be no assurance that we will be able to meet our debt service obligations, including obligations under the notes.

Loss or reductions in revenue from order flow rebates could harm our business

   Order flow revenue as a percentage of revenue has decreased over the past three years. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASD or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

We may incur costs to avoid investment company status and may suffer adverse consequences if we are deemed to be an investment company

   We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940 (commonly referred to as the "1940 Act").

   A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. After giving effect to the offering, we will have substantial short-term investments until the net proceeds from the offering can be deployed. In addition, we and our subsidiaries have made minority equity investments in other business that may constitute investment securities under the 1940 Act. In particular, many of our publicly traded equity investments, which are owned directly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an "investment company" under the 1940 Act.

   We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that such exemption is not available and the 40% limit were to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and government securities. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may not be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

   If we were deemed to be an investment company, we could become subject to substantial regulation under the 1940 Act with respect to our capital structure, management, operations, affiliate transactions and other matters. As a consequence, we could be barred from engaging in business or issuing our securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, some of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business in certain circumstances.

Our business will suffer if our systems do not accurately process date information relating to dates after January 1, 2000

   Because many computer systems were not designed to handle dates beyond the year 1999, computer hardware and software may need to be modified in order for it to remain functional. This may affect us in numerous ways:

  . We have assessed the impact of year 2000 issues, including other date-related anomalies, on our products, services and internal information systems. We do not expect our financial results to be materially affected by the need to address year 2000 issues, but if the costs associated with addressing these issues are greater than planned, our earnings and results of operations could be affected. Furthermore, if corrective actions are not adequate to avoid year 2000 problems, the impact of year 2000 processing failures on the Company's business, financial position, results of operations or cash flows could be material;

  . We must rely on outside vendors to address year 2000 issues for their hardware and software. If these vendors fail to adequately address year 2000 issues for the products and services they provide to the Company, this could have a material adverse impact on the Company's operations and financial results. We have developed contingency plans in the event that we, or our key vendors, are not year 2000 capable, but the failure of such contingency plans may have a negative effect on our financial results; and

  . The method of transaction processing we employ depends heavily on the integrity of electronic systems outside of our control, such as online and Internet service providers, and third-party software such as Internet browsers. A failure of any of these systems due to year 2000 issues could interfere with the trading process and, in turn, may have a material adverse effect on our business, financial condition and operating results.

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

 Interest Rate Sensitivity

   For interest rate sensitivity associated with the Company's investment securities, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 1999. During the quarter ended December 31, 1999, the Company obtained two variable rate bank lines of credit. As of December 31, 1999, the Company had $104.8 million outstanding under these lines. These lines of credit and the monthly interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 10 percent at December 31, 1999, the interest payments would increase by an immaterial amount.

 Equity Price Risk

   The Company has investments in publicly-traded equity securities. The fair value of these securities at December 31, 1999 was $646.6 million. If the market price of the securities held at December 31, 1999 were to decrease by 10%, the fair value of the portfolio would decline by $64.7 million, which would not have a material effect on the financial position of the Company. The Company accounts for these securities as available-for-sale, and unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners' equity, and not reflected in the determination of operating results until the securities are sold. At December 31, 1999, unrealized gains on these securities were $610.2 million.

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

                           PART II. OTHER INFORMATION

Item 1. Legal and Administrative Proceedings--

   On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our commission rates and our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. On June 1, 1999, the court entered an order denying plaintiffs' motion for class certification. While the court declined to certify a class as to any of plaintiffs' alleged claims, it did indicate that plaintiffs may be able to pursue one of their claims (relating to our commission structure) on a representative basis. On January 25, 2000, the court ordered plaintiffs to submit all claims (including representative claims) seeking monetary relief to arbitration; claims for injunctive relief were not ordered to arbitration, but were stayed pending arbitration. We are unable to predict the ultimate outcome of this proceeding.

   On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. After we filed a motion to dismiss or stay the complaint on April 14, 1999, the plaintiff chose to file an amended complaint. In response to that amended complaint, we have now moved to compel arbitration or, alternatively, dismiss the amended complaint. It is uncertain how the court will rule on our motions, and thus we are unable to predict the ultimate outcome of this proceeding.

   On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, fiduciary duty and unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. We have filed motions both to compel arbitration and to dismiss the complaint. All discovery regarding the merits of plaintiff's claims is stayed pending the determination of our motion to dismiss. On September 1, 1999, the court denied our motion to compel arbitration. We have appealed the order and a hearing on the appeal took place on February 2, 2000. This proceeding is still at an early stage and we are unable to predict its ultimate outcome.

   On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999, system interruptions. Plaintiff brings causes of action for breach of fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. In response to the complaint, we filed a petition to compel arbitration. Among other things, we argued that, in light of the Cooper court's decision to deny class certification, all customers who were members of the alleged Cooper class--including Chadha--are obligated to submit their claims to arbitration in accordance with the customer agreement. The court granted the petition to compel arbitration on July 29, 1999, and stayed all further proceedings pending arbitration.

   On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. In response to the complaint, we filed a petition to compel arbitration.

As in Chadha, we argued that, in light of the Cooper court's decision to deny class certification, Wurtman is obligated to submit his claims to arbitration in accordance with the customer agreement. The petition to compel arbitration was heard by the court on September 9, 1999 and was denied. On October 4, 1999, we appealed from the court's order denying the petition, and that appeal has the effect of staying all further proceedings in the trial court. Briefing has not yet begun on our appeal. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

   On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPOs are made available to our customers. We filed a demurrer and motion to strike on August 13, 1999, arguing (among other things) that the plaintiff has not alleged facts sufficient to state a claim against us. On October 6, 1999, the court dismissed the class action claims with prejudice. The claim for unfair business practices was dismissed with leave to amend, but for injunctive relief only and not money damages. Plaintiff filed an amended complaint on October 26, 1999. We filed a petition to compel arbitration in response. On December 29, 1999, the court granted the petition to compel arbitration and dismissed the court proceeding. We are unable to predict the ultimate outcome of this proceeding.

   On December 23, 1999, plaintiff Kathleen Nyquist filed a complaint in federal court. Ms. Nyquist is a customer who brings claims for breach of fiduciary duty, negligence/recklessness, unfair trade practices, securities law violations and aiding and abetting. Her claims against us arise out of allegedly unauthorized transactions and unrestricted day-trading effected by her husband in her IRA account as well as another account. Plaintiff alleges losses totaling approximately $700,000 and also seeks attorney's fees, punitive damages as well as treble damages under the South Carolina unfair trade practices laws. We must respond to plaintiff's complaint by February 25, 2000. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

   We believe that these claims are without merit and intend to defend against them vigorously. An unfavorable outcome in any matters, which are not covered by insurance, could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

   From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against us could have a material adverse effect on our business, financial condition and results of operations. We are also subject to periodic regulatory audits and inspections.

   The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. We are aware of several instances of our noncompliance with applicable regulations. In particular, in fiscal 1997, our failure to timely renew our broker dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

   We maintain insurance in such amounts and with such coverages, deductibles and policy limits as our management believes are reasonable and prudent. The principal risks that we insure against are comprehensive general liability, commercial property, hardware/software damage, directors and officers, and errors and omissions liability. We believe that such insurance coverages are adequate for the purpose of our business.

Item 2. Changes in Securities and Use of Proceeds--Not applicable.

Item 3. Defaults Upon Senior Securities--Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders--

   The annual meeting of shareowners was held on December 21, 1999. Lewis E. Randall, Lester C. Thurow, and Peter Chernin were elected as directors, as tabulated below.

                    Election of Directors                     For      Against
                    ---------------------                 ----------- ----------
   Lewis E. Randall...................................... 202,537,670  2,541,659
   Lester C. Thurow...................................... 191,846,312 13,233,017
   Peter Chernin......................................... 202,451,036  2,628,293

   In addition, Christos M. Cotsakos, William A. Porter, Richard S. Braddock, Masayoshi Son, William E. Ford, and George Hayter will continue as directors.

   The proposal to approve the amendment to the Company's 1996 Stock Incentive Plan (the "Plan"), including an 11,900,000 shares increase in the maximum number of shares of Common Stock reserved for issuance under the Plan was approved, as tabulated below.

                                                  For      Against   Abstentions
                                              ----------- ---------- -----------
   Votes..................................... 180,132,435 22,384,013  1,014,910

   The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for the fiscal year ending September 30, 2000 was approved, as tabulated below.

                                                     For     Against Abstentions
                                                 ----------- ------- -----------
   Votes........................................ 202,564,183 727,679   239,467

   Item 5. Other Information--None.

   Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   4.1 Indenture, dated February 1, 2000, by and between the Company and The Bank of New York.
  10.1 Employment agreement, dated June 1, 1999, by and between the Company and Christos M. Cotsakos.
  10.2 Employment agreement, dated June 1, 1999, by and between the Company and Kathy Levinson.
  10.3 Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co.
  10.4 Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co.
    27 Financial Data Schedule
  99.1 Press release, dated January 25, 2000, relating to the 6% convertible subordinated notes due 2007.
  99.2 Press release, dated February 2, 2000, relating to the 6% convertible subordinated notes due 2007.

(b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                          (Registrant)

                                          Dated: February 14, 2000

                                                /s/ Christos M. Cotsakos
                                          By: _________________________________
                                                    Christos M. Cotsakos
                                                 Chairman of the Board and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                 /s/ Leonard C. Purkis
                                          By: _________________________________
                                                     Leonard C. Purkis
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)