Form 10-K/A
period 1999-09-30
E TRADE GROUP INC
filed 2000-04-17
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

                              Title of each class
                         Common Stock--$0.01 par value
                       ---------------------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

  As of October 18, 1999, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $3,773,550,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the National Market System of the National Association of Securities Dealers Automated Quotation System on that date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares of Common Stock outstanding as of October 18, 1999, was 244,433,966 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement relating to the Company's Fiscal 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE Group, Inc.

                           Form 10-K/A Annual Report
                  For the Fiscal Year ended September 30, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................   45

 Item 3.  Legal and Administrative Proceedings..........................   45

 Item 4.  Submission of Matters to a Vote of Security Holders...........   47

                                 PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareowner
          Matters.......................................................   48

 Item 6.  Selected Financial Data.......................................   50

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   51

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   68

 Item 8.  Financial Statements and Supplementary Data...................   72

 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................  118

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............  118

 Item 11. Executive Compensation........................................  118

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................  118

 Item 13. Certain Relationships and Related Transactions................  118

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K......................................................  118

 Exhibit Index........................................................... 118

 Signatures.............................................................. 121

                               ----------------

  The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

  UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO "FISCAL" MEAN THE COMPANY'S YEAR ENDED SEPTEMBER 30 (E.G., "FISCAL 1999" REPRESENTS THE PERIOD OCTOBER 1, 1998 TO SEPTEMBER 30, 1999).

  This Form 10-K/A is being filed to give retroactive effect to the Company's acquisition of Telebanc Financial Corporation on January 12, 2000, which was accounted for as a pooling of interests (see Note 23 to the consolidated financial statements). Other than the acquisition of Telebanc Financial Corporation and updates to Part I Item 1. Business and Part I Item 3. Legal and Administrative Proceedings, this Form 10-K/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to September 30, 1999.

  E*TRADE(R) and the E*TRADE logo are registered trademarks of E*TRADE Securities, Inc. All other products, trademarks or service marks mentioned in this document or any document incorporated by reference herein are trademarks or service marks of E*TRADE Group, Inc., its subsidiaries, or other companies with which they are associated or with which they have a business relationship.

                                    PART I

ITEM 1. BUSINESS

  The following discussion of the financial condition and results of operations of E*TRADE should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. This document contains forward-looking statements, including statements regarding our strategy, financial performance and revenue sources which involve risks and uncertainties. E*TRADE's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Risk Factors" and elsewhere in this Form 10-K/A.

  E*TRADE Group, Inc. ("E*TRADE" or the "Company"), through its wholly-owned subsidiaries, E*TRADE Securities, Inc., TIR (Holdings) Limited ("TIR") and Telebanc Financial Corporation ("Telebanc"), is a leading provider of online brokerage and banking services and has established a popular, branded destination Web site for self-directed investors. We were incorporated in California in 1982 and were reincorporated in Delaware in July 1996. Our principal corporate offices are located at 4500 Bohannon Drive, Menlo Park, CA 94025. We offer automated order placement and execution, along with a suite of products and services that can be personalized, including portfolio tracking, Java-based charting and quote applications, real-time market commentary and analysis, news, professional research reports and other information services. Our products have grown to include IPO shares, mutual funds, bond trading, tax advice and banking. We provide our services 24 hours a day, seven days a week by means of the Internet, touch-tone telephone (including interactive voice recognition) and direct modem access. Our proprietary transaction-enabling technology supports highly automated, easy-to-use and cost-effective services that empower our customers to take greater control of their investment decisions and financial transactions. We believe that our technology can be adapted to provide transaction-enabling services related to other aspects of electronic commerce.

  Free resources available to the public on our Web site include breaking financial news, real-time stock and option price quotes, company financial information and news announcements, live market commentary, personalized investment portfolios, investor community areas, and search and filtering tools for mutual fund and fixed income products. Our Web site services three levels of investors--visitors, members, and customers--with each successive group gaining access to additional value-added products and services. Visitors can view market information, headline news, stock quotes and charts, mutual fund information, and much more. By registering, but not opening, an account, a visitor becomes a member and receives free access to many advanced, customizable investment research tools, including free real-time quotes and secure email. Customers, those investors with E*TRADE accounts, have complete access to our trading engine and to all the investment research and management features, including Smart Alerts, and many sophisticated analytical and record keeping tools. Customers may also apply for IPOs, as well as receive access to institutional quality research reports, and other premium services.

  As of September 30, 1999, we had 1,551,000 active brokerage accounts, up 185% for the year, with assets held in customer brokerage accounts in excess of $28.4 billion, up 154% from last year. Average daily brokerage deposits were $51.4 million per day in fiscal 1999, with an average of $58.1 million in the quarter ended September 30, 1999. In fiscal 1999, we added 1,007,000 net new active brokerage accounts, an increase of more than three times the number of new brokerage accounts added in fiscal 1998. Our average daily transaction volume was 80,350 for the quarter ended September 30, 1999, a 163% increase over the average daily transaction volume of 30,494 in the equivalent period in fiscal 1998. We began offering online investing services through the Internet in February 1996, and it has been our most rapidly growing channel, with transactions over the Internet and through online service providers representing more than 90% of our fourth quarter 1999 transaction volume.

  The extremely strong gains in new brokerage accounts, transactions and assets represent the success of our strategy to become the branded, global leader and recognized authority in electronic personal financial services. This strategy involves:

  . leveraging the powerful brand of E*TRADE to increase new customer accounts and assets held in customer accounts by offering a unique and compelling online experience;

  . providing the broadest range of high value-added tools, products and services;

  . enabling "anytime, anywhere, anyway" access, worldwide, to actionable information; and

  . integrating a broad-based digital financial media strategy with existing product and service offerings.

  Specific examples of our execution against this strategy included the introduction in August 1999, of 24X7X366 live agent customer service support; offering extended hours trading of Nasdaq and exchange-listed securities through an agreement with Instinet; expanding global coverage by launching new sites in four additional countries (France, Sweden, the UK, and Japan) to complement our existing coverage in Australia, New Zealand and Canada; the acquisition of TIR in August 1999; and in January 2000, the acquisition of Telebanc. TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world. Telebanc is the parent of Telebank, an Internet-based, federally chartered savings bank, offering a wide range of Federal Deposit Insurance Corporation ("FDIC")-insured and other banking products and services.

 Telebanc Merger

  On January 12, 2000, we completed our acquisition of Telebanc through the merger of a wholly-owned subsidiary of E*TRADE with and into Telebanc, in which Telebanc survived as a wholly-owned subsidiary of E*TRADE. Telebanc is the holding company of Telebank, an Internet-based, federally chartered savings bank. We issued, or have reserved for issuance, approximately 35.6 million shares of our common stock in connection with the merger. The transaction was accounted for as a pooling of interests. We pursued this merger primarily in order to enable us to become a competitive and immediate participant in the online banking market, thereby broadening our product portfolio and creating a leading end-to-end, "one-stop-shop" portal for managing personal finances and financial services online. Prior to the acquisition, Telebanc reported its results of operations on a fiscal year ending December 31. Because E*TRADE reports on a fiscal year ending September 30, financial information contained in this document for fiscal 1999 includes the results of Telebanc for the twelve months ended September 30, 1999. Fiscal 1998 and 1997 include the results of Telebanc for the twelve months ended December 31, 1998 and 1997, respectively. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37.8 million, net revenues of $8.9 million, and net income of $655,000), have been included in both fiscal 1999 and 1998, and are reflected as an adjustment to retained earnings in fiscal 1999. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  Telebanc provides financial products and services primarily over the Internet through its subsidiary, Telebank. Telebanc offers a wide range of FDIC-insured and other banking products and services with significantly higher rates on deposits and lower account and transaction fees than traditional banks with brick-and-mortar branches.

  Telebanc has been providing branchless banking for ten years. With the advent of the Internet, Telebanc has positioned itself to exploit its low cost distribution, increased functionality and broad reach. Telebanc believes that the low costs associated with delivering its products and services over the Internet provides it with significant cost advantages over traditional banks that must support branch networks.

  Currently, approximately 85% of Telebanc's customer contacts occur over the Internet. Using Telebanc's secure, comprehensive and customer friendly Web site, individuals can open an account, transfer funds between accounts, view account balances, pay bills and compare Telebanc's premium rates to national averages. Customers can deposit funds using direct deposit, wire or U.S. mail and withdraw cash from over 425,000 automated teller machines on the Cirrus and MAC networks worldwide. To support its products and services and build customer loyalty, Telebanc seeks to provide superior customer service through its 24-hour call centers. Telebanc also makes available a wide array of complementary products, including residential mortgage loans and fixed annuities, through mutually beneficial alliances with other companies that provide these products directly.

  Telebanc's comprehensive marketing plan targets customers in all 50 states who value the convenience and premium rates of its high value products. The four main initiatives of its marketing plan are national advertising through print, radio and online media, marketing alliances with popular Web sites such as Yahoo! and E-LOAN, affinity partnerships with national organizations such as Sam's Club and programs where its existing customers refer new customers. As of September 30, 1999, Telebanc had approximately 97,000 customer accounts, $4.0 billion in total assets and $2.1 billion in retail deposits. Telebanc's banking deposits and customer accounts grew 108% and 107%, respectively, in fiscal year 1999.

 Reportable Segments

  We provide securities brokerage and related investment and banking services. Following the acquisitions of TIR and Telebanc, we have classified the operations of our historical business, TIR and Telebanc as separate reportable segments due to the relatively short history of the combined operations of our historical business with TIR and Telebanc, and due to Telebanc's online banking services which represents a new line of business for us. This is the manner in which our management currently evaluates the operating performance of each of the businesses. Financial information for our reportable segments is presented in the consolidated financial statements (see Note 24 to the consolidated financial statements). No material part of our consolidated revenue is received from a single customer or group of customers.

                   BROKERAGE AND RELATED INVESTMENT SERVICES

Services and Products

  Our brokerage and related investment services are based upon proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. Our services include fully automated stock, option, fixed income and mutual fund order processing and online investment portfolio tracking and financial market news and information. We offer our services to consumers through a broad range of electronic gateways, including the Internet, touch-tone telephone (including interactive voice recognition) and direct modem access. Customers have access to current account information regardless of which gateways they are using. We expanded our services in many ways during fiscal 1999, including offering extended hours trading in both listed and non-listed securities via an agreement with Instinet. The acquisition of TIR in August 1999 provides additional access to global markets and institutions and is helping to accelerate the creation of the first global cross-border equity trading network for online investors. For mutual fund customers, we introduced four new proprietary index funds that have received strong interest from customers and have four new funds in registration.

  We continually strive to increase the functionality of our services, as well as to offer new services that enhance customers' online investing experiences. Our services give consumers increased control over their personal investments by providing a link to the financial markets and to financial information through a customizable and personalizable user interface. Our existing services and product offerings are described below.

 Stock, Option, Fixed Income and Mutual Fund Investing

  Customers can directly place orders to buy and sell Nasdaq and exchange-listed securities, as well as equity and index options, bonds and mutual funds through our automated order processing system. We support a range of order types, including market orders, limit orders (good-till-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer's available cash balance and positions held, prior to executing an order. All market orders for exchange-listed securities (subject to certain size limitations) are executed at the National Best Bid/Offer ("NBBO") or better, at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders, subject to certain size limitations, are executed at the Best Bid/Offer, Inside Market or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day's market opening unless the customer chose to enter the order as an extended hours trade. Account holders receive electronic notification of order executions, printed trade confirmations and detailed statements. We also arrange for the transmittal of proxy, annual report and tender offer materials to customers.

  In November 1997, we established a Mutual Fund Center, which now features more than 4,800 mutual funds, approximately 1,000 of which are available without transaction fees or loads. The center also offers several services free of charge, such as a state-of-the-art proprietary screening tool, and a wide spectrum of research, including risk measures, portfolio information, historical charts, and online prospectuses. Mutual fund orders received by 4:00 p.m. eastern time are purchased at the net asset value of the fund as of the day of purchase. During fiscal 1999, we expanded our offering by launching four proprietary mutual funds. In addition, four new proprietary mutual funds are currently in registration, as we continue to expand our broad base of products and services to serve all types of investors, from active investors to those who invest with a long-term, buy and hold strategy.

 Market Data and Financial Information

  We continuously receive a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current trading information. We provide our customers and members free real-time price quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when a stock hits the price, volume or price to earnings ratio that they set. Through our alliances, we also provide access to breaking news, charts, market commentary and analysis and company financial information.

 Portfolio Tracking and Records Management

  Customers have online access to a listing of all their portfolio assets held by us, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money market fund balances, buying power, net market portfolio value, dividends received, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers can also create shadow portfolios to include most financial instruments a customer is interested in tracking--for example, assets held at another brokerage firm. These shadow portfolios can include stocks, options, bonds and many mutual funds.

 Cash Management Services

  Customer payments are received through the mail, federal wire system or the Internet, and are credited to customer accounts upon receipt. We also provide other cash management services to our customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of nine money market funds. In addition, we provide free checking services with no minimum balance requirement through a commercial bank and are exploring the expansion of these services. Through our strategic relationship with National Processing Company, we have expanded our cash management offerings to include electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers' E*TRADE accounts.

 Account Security

  We use a combination of proprietary and industry standard security measures to protect customers' accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. and secure sockets layer technology, to provide the security and authentication necessary to effect the secure exchange and storage of information. Touch-tone telephone transactions are secured through a personal identification number, the same technology used in automated teller machines. A second level of password protection is used prior to order placement. We also have an agreement to provide digital certification and authentication services for electronic commerce through our alliance with VeriSign, Inc.

  We have also earned the CPA WebTrust seal of assurance and TRUSTe privacy program certification. The CPA WebTrust seal of assurance shows that we have passed an independent CPA audit of our Internet commerce business systems and provides assurance that we are a legitimate business, that customer transactions are safe and secure, and that customer privacy is protected. TRUSTe is an independent, non-profit entity whose mission is to build users' trust and confidence in the Internet by promoting the principles of disclosure and informed consent. We are the first online investing service to earn the CPA WebTrust seal of assurance and TRUSTe privacy program certification.

 Access and Delivery of Services

  Our services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, seven days a week by personal computer and by touch-tone telephone. In August 1999, we further enhanced our ability to offer a superior customer experience by introducing access to live agent customer service on a 24X7X366 basis.

  . Personal Computer. Customers using personal computers can access our system through the Internet or direct modem access. Our Web site combines an easy-to-use graphical user interface with the trading capabilities that experienced investors demand. The Web-based system also includes direct links to many investment-related resources on the Web. Alternatively, accessing our system by dialing directly through a modem offers a method for connecting to the trading system independent of either the Internet or a proprietary online service.

  . Touch-tone Telephone. TELE*MASTER, our interactive investing system, provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or a touch-tone telephone keypad.

  A significant portion of our revenues come from U.S. online investing services, and we expect our U.S. online investing services to continue to account for a significant portion of our revenues in the near future. Like other investing services firms, we are directly affected by national and international economic and political conditions, broad trends in business and finance and substantial fluctuations in volume and price levels of securities and futures transactions. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Certain of our competitors with more diverse product and service offerings may be better positioned to withstand such a downturn in the securities industry. See "Risk Factors--As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business" and "Risk Factors--Our business will suffer if we cannot effectively compete."

  The market for online financial services, particularly over the Internet, is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. See "Risk factors--Our success depends upon the growth of the Internet as a commercial marketplace."

Our Transaction-Enabling Technology

  Our transaction-enabling technology engine is a proprietary transaction-enabling technology that automates traditionally labor-intensive transactions. Because it was custom-tailored for electronic marketplace use, our engine provides customers with efficient service and has the added advantage of being scalable and adaptable as usage increases and service offerings are expanded. Beyond these features, the multi-tiered design of our engine and related software allows for rapid expansion of network and computing capacity without interrupting service or requiring replacement of existing hardware or software.

 Our Engine

  Our transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity, option, mutual fund and fixed income transactions. Our core technology is based on our proprietary stateless architecture. The architecture provides the key drivers of our techno-business strategy (i.e., reliability, scalability, reusability and security). The primary components include a graphical user interface, the session manager, the transaction process monitor, the data manager and the trade processor. See "Risk Factors--We could suffer substantial losses and be subject to customer litigation if our systems fail or our transaction processing is slow" and "Risk Factors--Our success depends on our ability to protect our intellectual property and any failure to do so could substantially harm our business."

  . Graphical User Interface. Our graphical user interface, or GUI, environment is based on Netscape's secure enterprise server and currently can be accessed by individuals utilizing Netscape Navigator or Microsoft Internet Explorer. Our GUI connects to the session manager server through a group of Sun servers. These "Web servers" provide for load balancing using Resonate software and offer immediate scalability. Access is restricted through the use of secured network servers and routers.

  . The Session Manager. The session manager's primary function is to maintain session and state and provide a consistent, reliable user experience. The session manager is based on the Netscape Application Server product and runs on a uniquely configured group of Sun servers. The servers are redundant and configured dynamically so that even if a server has a problem, it does not impact the user. By deploying dynamic load balancing capabilities, the servers dynamically re-allocate load if a server becomes non-operational. If a server is added, it will also dynamically allocate load, so additional capacity may be added without scheduling a system outage.

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

  . The Data Manager. Storing and retrieving content and information for the Web and IVR interfaces is the role of the data manager. Based on Oracle data technology, content is received from our content provider partners, stored in uniquely designed databases and caching servers and passed on to our users. Our data servers are based on Sun technology and are secure and redundant, providing rapid, reliable, safe information access and retrieval.

  . The Trade Processor. The core of our trading engine is the automated processor, designed to provide the highest degree of automation for all our transactions. The automated processor is designed to rapidly read data, process transactions and transmit information to multiple locations. Because of this, we process over 95% of our transactions without any manual intervention. Dual facilities that run independently share load balancing and provide redundancy and backup, as well as scalability. The proprietary nature of the system, along with user ID and password protection at the application level, provide security for the automated processor. Internet access to the processor is through our Web site, which restricts access through the use of secured network servers and routers.

  We maintain a technical development staff to continually enhance our software and develop new products and services. Our software is designed using Java code and various other objects so it is versatile and reusable, allowing our products to be configured to meet the differing demands of strategic relationships or customer requests.

  We are making significant investments in systems technology and have established technology centers in both Rancho Cordova, California and Alpharetta, Georgia. These facilities support systems, network services, trading, customer service, transaction redundancy and backup between the two locations, thereby providing an operational system in the event of a service interruption at either facility. To provide for system continuity during potential outages, we have also equipped our computer facilities with uninterruptible power supply units, as well as back-up generators.

  The information and financial services and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new service and product introductions and enhancements, and emerging industry standards. See "Risk Factors--We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs."

  A significant risk to online commerce and communication is the insecure transmission of confidential information over public networks. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA, to provide the security and authentication necessary to effect secure transmission of confidential information. See "Risk Factors--Our business could suffer if we cannot protect the confidentiality of customer information transmitted over public networks."

Strategic Relationships

  We pursue strategic relationships to increase our access to online consumers, to build brand name recognition and to expand the products and services we can provide to our online customers.

 Core Business Expansion

  We have secured or are actively pursuing alliances with (i) Internet access and service providers, (ii) Internet content providers, (iii) providers of home and online banking services, and (iv) electronic commerce companies. These alliances are intended to increase our core customer base, transaction volume and operational efficiency and to further enhance our brand name recognition.

  We have concentrated principally on securing alliances with Internet access, online service and content providers. While a majority of our customers access our services directly through the Internet, direct modem access or touch-tone telephone, many use online service providers. Strategic relationships with such service providers allow us to access a greater number of potential customers and allow the online service providers to offer their subscribers a broader range of service options. Our partnerships with leading content providers fulfill customers' information needs and help drive transaction volume. See "Risk Factors--Any failure to successfully integrate the companies that we acquire into our existing operations or failure to maintain our relationships with strategic partners could harm our business."

 New Account Development and Distribution

  We have developed alliances with key channels in the online media to increase account development and expand distribution. These channels include proprietary online services, Internet service providers and popular destination Web sites, such as search engines or financial content providers. These channels attract significant numbers of users, and our relationships provide access to expanded market opportunities. Set forth below are descriptions of certain of our key alliances:

  . America Online. In July 1998, we entered into a two year agreement with AOL, the nation's largest provider of Internet service and content. We are one of four brokers represented in AOL Personal Finance. The agreement was expanded in fiscal 1999 to include the very successful "Get 6 Free Months of AOL" offer and an even broader presence on AOL.

  . United Airlines. We have entered into a co-marketing agreement with United Airlines, to offer United Mileage Plus Miles to United members who open accounts, refer new customers or increase assets with us.

  . Yahoo!. We have entered into numerous agreements with Yahoo! for various marketing and promotional programs designed to build the E*TRADE brand and generate new accounts.

  . Microsoft. We have entered into numerous agreements with Microsoft, to be broadly presented on Microsoft Money Central and the Microsoft Brokerage Center. Additionally, we are the exclusive sponsor of Microsoft Money 2000, recently ranked as the #1 Personal Financial Management Software by PC Magazine and CNET.

  . Hilton HHonors. We have entered into a co-marketing agreement with Hilton HHonors, to offer HHonors Bonus points to Hilton HHonors members who open accounts with us.

  . Buy.com. We have entered into a co-marketing agreement with buy.com, one of the nation's leading Internet Superstores, to offer $100 gift certificates to buy.com customers who open new accounts with us. buy.com distributes this offer via the buy.com Web site and via e-mails to buy.com customers.

  . EarthLink. We have entered into a co-marketing agreement with EarthLink.com, one of the nation's leading Internet service providers, to offer six free months of EarthLink-Sprint Internet access for customers who open new accounts with us.

  . Motley Fool. We have entered into an agreement with Motley Fool, a personal finance portal, for various marketing and promotional programs designed to build the brand and generate new accounts.

  . ZDNet. We have entered into an agreement with ZDNet, a personal finance portal, for various marketing and promotional programs designed to build the brand and generate new accounts.

 Content

  Content, such as news, quotes, charts and fundamental data, helps provide investors with the information necessary to make investment decisions. We believe that these information services facilitate new ideas and increase transaction volume. Our partnerships with leading content providers fulfill customers' information needs and help drive transaction volume. To provide additional content in the form of educational information, technical and fundamental research, and a strong community of knowledgeable investors, in April 1999, we acquired ClearStation. Set forth below are descriptions of certain of our key content providers:

  . CBS MarketWatch. We have licensed news headlines and full-text stories from CBS MarketWatch. The news content is available in the news section of the quotes and research tab.

  . Bridge Information Systems. Beginning in November 1998, our customers executing their 75th trade per calendar quarter were given free access to The Pulse, an advanced market analysis tool by Bridge. The Pulse features streaming real-time portfolios, market/stock analytics and charts, and streaming Level 2 Nasdaq quotes.

  . Market Guide. We have a license agreement with Market Guide to display their fundamental company reports on our Web site. The reports, which cover all U.S. publicly traded companies, consist of company snapshots, performance statistics, key ratios, financials and an analysis of the hottest sectors/industries/stocks.

  . Standard & Poor's. We have a license agreement with Standard & Poor's to display their analyst stock reports, which cover approximately 1,100 companies. In addition, the agreement covers six S&P managed portfolios, a real time feed of all S&P upgrades/downgrades and seven weekly editorials.

  . Vickers. We have a license agreement with Vickers to display 13 months of insider trading activity (Form 4 and Form 144) for all U.S. publicly traded companies.

  . LionShares. We have a license agreement with LionShares to display detailed information on all the institutions that own a particular U.S. public company. In addition, the agreement also allows us to display detailed information on major institutional investors' particular holdings.

  . ClearStation. With the acquisition of ClearStation Inc. ("ClearStation") in April 1999, we now offer ClearStation's technical graphs, interactive graph tool, and the A-List on our Web site.

  . CNBC. We have a license agreement with CNBC to display their real time audio content on our MarketFlash page.

  . TheStreet.com. We have a license agreement with The Street.com to display their real time editorial news on our Web site.

  . Ask Jeeves. We have a license agreement with Ask Jeeves to implement their question and answer search engine application on E*STATION.

 International

  Our expansion into new markets is being enhanced by alliances and joint ventures with companies in key international markets. These alliances provide us with market knowledge, contacts and in-country expertise. We believe that these alliances can accelerate worldwide acceptance of our online investing services. See "Risk Factors--We face numerous risks associated with doing business in international markets." In August 1999, we further expanded our global product and service offering with the acquisition of TIR. TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world.

 Product Enhancement

  We believe that technology is a key component in maintaining market leadership in the Internet arena. Partnerships with leading technology providers support our products and services with up-to-date features and offer the best solutions for customers.

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

  . Content 2.0. In September 1999, we upgraded the Stocks & Options Center portions of our Web site. These enhancements added enough unique and compelling content to position us as one of the best places on the Web to find and research investment ideas. Some of the key features include:

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

    .  Idea-generating articles from S&P and Business Week Online.

    .  Breaking company news by CBS MarketWatch.

  . Destination E*TRADE 2.0 ("DET 2.0"). In July 1999, we launched a significant Web site upgrade. Heralded as the Next Generation of E*TRADE, the site has been well received by our customers and features:

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

  . Power E*TRADE. The new Power E*TRADE program was a major initiative to enhance our existing Power E*TRADE program for our active investor segment, and was launched in August 1999. This was the first major program enhancement to Power E*TRADE since its original launch in November 1998, when we embarked on our first effort to segment our customer base by providing a valuable, differentiated product offering to active investors. Among new features are:

    . Trades as low as $4.95. A new commission rebate program was launched with tiered pricing effectively as low as $9.95 on trades after the 30th per quarter and as low as $4.95 on trades after the 75th per quarter.

    . Real-time balances and positions. The account balances and positions are now updated after every order.

    . Enhanced Trading Desk. New enhancements make order entry even faster.

  . Market Flash. In September 1999, we launched a new content area called the Market Flash--a personalized one-stop "market command center" allowing investors to take the market's pulse in a single page. With proprietary content from media partners, currently featuring CNBC, the Market Flash gives frequently updated commentary on what is moving the markets before, during, and after each trading day.

  We have established a number of strategic relationships, both domestic and international, with online and Internet service providers and software and information service providers. A significant number of such relationships have only recently been established. There can be no assurance that any such relationships will be maintained, that if such relationships are maintained, they will be successful or profitable, or that we will develop any new such relationships. See "Risk Factors--Any failure to successfully integrate the companies that we acquire into our existing operations or failure to maintain our relationships with strategic partners could harm our business."

Marketing

  Our marketing strategy is based on an integrated marketing model that employs a mix of communications media. The goals of our marketing programs are to increase our brand name recognition, to attract new customers and to increase the retention and value of existing customers. We pursue these goals through advertising, marketing on our Web site and other online opportunities, direct one-on-one marketing, public relations, and co-marketing programs. All communications by E*TRADE Securities, Inc. with the public are regulated by the National Association of Securities Dealers, Inc.

 Advertising and Marketing

  Our advertising focuses on building awareness of our brand, products and services and positions us as a better way of handling securities transactions, accessing financial and market data, and managing portfolios for the individual investor. Advertising is increasingly directing interested prospects to our Web site for additional information, as opposed to generating telephone-based inquiries. Print advertisements are placed in a broad range of business, technology and financial publications, including Barron's, Forbes, Forbes ASAP, Investor's Business Daily, Money, Smart Money, The Wall Street Journal and Fortune. We also advertise regularly on national cable and television networks and on national radio networks.Through the Web site, prospective customers can get detailed information on our services, use an interactive demonstration system, play the E*TRADE game, request additional information and complete an account application online.

 Public Relations

  We pursue public relations opportunities to build brand awareness. This campaign has resulted in appearances on most of the major financial news media, in addition to profiles in Barron's, Business Week, the Financial Times, Fortune, Investor's Business Daily, Money, Smart Money, Time, the New York Times and The Wall Street Journal among others. There are links to our Web site from over 1,000 sites on the Web, which we believe is a significant factor in increasing brand awareness and generating leads, as consumers increasingly look to the Internet as a key source of information and commercial activity. We also actively participate in speaking opportunities at industry conferences and events.

Customer Service

  In an era in which consumers demand efficient, personalized and high-quality service, we are focused on providing an electronic self-service model complemented by a human touch. During fiscal 1999, we built on our commitment to offer a two-track approach that empowers the customer with advanced tools to manage investment decisions, while still providing personalized assistance from customer service associates. Customer service is provided through E*STATION, our 24-hour electronic resource center and through live agents. Our customer service associates help customers who prefer to speak to an agent, handle product and service inquiries and address all brokerage and technical questions. Our current policy specifies that customer service associates have or obtain a securities broker's license. See "Risk Factors--Our success depends on our ability to effectively adapt to changing business conditions." Key service features and tools include the following:

  . 24X7X366 Live Agent Customer Service--In August 1999, we expanded our offering to include 24X7X366 live agent customer service, allowing customers to contact us for quality support when they need support, not only when the securities markets are open.

  . Customer Service Live Forums--These online town hall sessions allow hundreds of customers to be serviced simultaneously via interactive sessions on our Web site. We host both general and topical sessions.

  . The Learning Center--The Learning Center provides self-directed investors with information on all of our products and services.

  . The Tour--This online tour of our products and services allows customers to learn about us at their own pace in a self-directed environment.

  . The Knowledge Center--Launched in late fiscal 1999, the Knowledge Center provides self-directed investors with valuable general investing information on subjects, such as stocks, bonds, options, mutual funds, and market centers.

  . Ask E*TRADE--In late fiscal 1999, we launched Ask E*TRADE, allowing customers to more easily find answers to their investing questions. Powered by the Ask Jeeves search engine technology, Ask E*TRADE is a powerful natural language tool that allows users to simply input their question, in either complete sentences or key words. Ask E*TRADE then provides links to the content in the Learning Center that corresponds to the question input.

  . Getting Started--We have also launched a Getting Started feature to provide new and potential customers with information in three areas: opening an account, funding an account, and making the first trade. Questions in these areas represent a significant percentage of inquiries from customers who have had accounts less than 90 days.

  . Proactive Service Notifications--Customers submitting a service request receive two important services: customized information regarding the request, including specific identification of the type of request submitted, the specific timeline involved in responding to the request, an ID number for the customer's reference and an e-mail sent to the customer once the service request is completed, providing specific information. This service notification is intended to make customers understand and feel comfortable with their electronic service experience, by keeping them informed throughout the process, and by providing assurance that their request will be carried out accurately and in a timely manner.

Operations

 Clearing

  We implemented self-clearing operations for equities in July 1996 and self-clearing operations for options in April 1997. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing our own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to SEC and NASD rules. In July 1996, we signed a seven-year agreement with BETA Systems for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting, and other services necessary to manage a brokerage clearing business.

  Since our conversion to self-clearing, customers' securities typically are held by us in nominee name on deposit at one or more of the recognized securities industry depository trust companies, to facilitate ready transferability. We collect dividends and interest on securities held in nominee name and make the appropriate credits to customer accounts. We also facilitate exercise of subscription rights on securities held for our customers. We arrange for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies upon certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASD and certain other regulatory authorities, carries fidelity bonds covering loss or theft.

 Lending and Borrowing Activities

  Margin Lending. We make loans to customers collateralized by customer securities. Margin lending by us is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASD margin requirements and our internal policies, which are more stringent than the Federal Reserve and NASD requirements. In permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us to below the customers' indebtedness before the collateral can be sold, which could result in losses to us. Under applicable NASD rules, in the event of a decline in the market value of the securities in a margin account, we are generally obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer's equity in the account is at least 25% of the value of the securities in the account. Our current internal requirement, however, is that the customer's equity not fall below 30%. In the event a customer's equity falls below 30%, the customer will be required to increase the account's equity to 35%. Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined under the SEC's Net Capital Rule. To the extent these activities expand, our net capital requirements will increase. See "Risk Factors--We may be fined or forced out of business if we do not maintain the net capital levels required by regulators" and "Risk Factors--As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business."

  Securities Lending and Borrowing. We borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate (in the case of cash collateral) or pay a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be "marked-to-market" on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are "marked-to-market" on a daily basis through the facilities of the various national clearing organizations.

 Order Processing

  All listed market orders other than those with special qualifiers, subject to certain size limitations based on the size of the primary market, are executed at the NBBO or better at the time of receipt by the third market firm or exchange. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All Nasdaq market orders, subject to certain size limitations based on the trading characteristics of the particular security, are executed at the Best Bid/Offer, Inside Market, or better at the time of receipt by the market-maker. Eligible orders are subject to possible price improvement in the marketplace. See "Risk Factors--We could suffer substantial losses and be subject to customer litigation if our systems fail or our transaction processing is slow."

  The market for online investing services, particularly over the Internet, is rapidly evolving and intensely competitive, and we expect competition to continue to intensify in the future. See "Risk Factors--Our business will suffer if we cannot effectively compete."

  The securities industry in the United States is subject to extensive regulation under both federal and state laws. See "Risk Factors--Our ability to attract customers and our profitability may suffer if changes in government regulation favor our competition or restrict our business practices" and "Risk Factors--We may be fined or forced out of business if we do not maintain the net capital levels required by regulators."

                               BANKING SERVICES

Services and Products

  Our banking products and services, provided primarily over the Internet through our newly acquired subsidiary Telebanc, consist of a wide range of FDIC-insured and other banking products and services with significantly higher rates on deposits and lower account and transaction fees than traditional banks with brick-and-mortar branches. Using our secure, comprehensive and customer-friendly Web site, individuals can open an account, transfer funds between accounts, view account balances, pay bills and compare our premium rates to national averages. Customers can deposit funds using direct deposit, wire or U.S. mail and withdraw cash from over 425,000 automated teller machines on the Cirrus and MAC networks worldwide. To support our products and services and build customer loyalty, we seek to provide superior customer service through our 24-hour call centers. We also offer a wide array of complementary products, including residential mortgage loans and fixed annuities, through mutually beneficial alliances with other companies that provide these products directly.

Marketing

  Our comprehensive marketing plan targets customers in all 50 states who value the convenience and premium rates of our high value products. The four main initiatives of our marketing plan are national advertising through print, radio and online media, marketing alliances with popular Web sites such as Yahoo! and E-Loan, affinity partnerships with national organizations such as Sam's Club and programs where our existing customers refer new customers. In 1999, we continued our strategy to build the "Telebank" brand name by expanding the marketing of our high value financial products, superior customer service and "anytime, anywhere" convenience. We believe that associating our brand name with our services and delivery channels will enable us to attract a growing number of customers who are increasingly relying on alternative channels for the delivery of their financial services. In pursuing our strategy, we increased our marketing expenditures significantly to implement a targeted, national advertising campaign and marketing initiative.

Operations

  E*TRADE, as a financial services holding company, and Telebank, its wholly-owned subsidiary and a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS") as their primary federal regulator. Telebank also is subject to regulation, supervision and examination by the FDIC. Further, as a financial services holding company, E*TRADE is now subject to OTS regulation and examination and to the Securities and Exchange Commission's Industry Guide 3 reporting requirements. Certain disclosure of financial information called for by Guide 3 with respect to our banking services is provided below as a part of our discussion of banking operations. Information on lending and investment activities of our brokerage and related operations is provided above and consolidated information reflecting both banking and brokerage operations is included in the consolidated financial statements beginning at page 72.

  Prior to the acquisition, Telebanc reported its results of operations on a fiscal year ending December 31. Because E*TRADE reports on a fiscal year ending September 30, financial information contained in this document for fiscal 1999 includes the results of Telebanc for the twelve months ended September 30, 1999. Fiscal 1998, 1997, 1996 and 1995 include the results of Telebanc for the twelve months ended December 31, 1998, 1997, 1996 and 1995, respectively. Accordingly, the reconciliation of activities in certain accounts presented herein for the year ended September 30, 1999 will begin with the October 1, 1998 balance, whereas the September 30, 1998 reconciliation will cover Telebanc's operating period from January 1, 1998 through December 31, 1998. This reconciliation causes certain amounts to be included in both fiscal years 1999 and 1998.

 Lending Activities

  General. As part of our banking operations, we purchase whole loans and mortgage-backed and related securities rather than produce or originate loans.

  Loan Portfolio Composition. At September 30, 1999, our net loans receivable totaled $2.2 billion or 54.1% of total assets. As of the same date, $2.2 billion, or 99.7%, of the total gross loan portfolio, consisted of one- to four-family residential mortgage loans. Prior to 1990, we originated a limited number of loans for the purchase or construction of multi-family and commercial real estate. However, as part of our general operating strategy and in response to risks associated with multi-family and commercial real estate lending and prevailing economic conditions, we stopped originating and purchasing such loans. At September 30, 1999, multi-family, commercial, and mixed-use real estate loans amounted to $5.3 million, or 0.2%, of our total loan portfolio. The loan portfolio also included second trust residential mortgages, home equity lines of credit, automobile loans and loans secured by savings deposits totaling $1.4 million, or 0.1%, of our total gross loan portfolio at September 30, 1999.

  The following table presents information concerning our banking loan portfolio, in dollar amounts and in percentages, by type of loan.

                      September 30,         September 30,         September 30,         September 30,         September 30,
                          1999        %         1998        %         1997        %         1996        %         1995
                      ------------- ------  ------------- ------  ------------- ------  ------------- ------  -------------
                                                           (dollar amounts in thousands)
Real estate loans:
 One- to four-family
  fixed-rate.........  $1,391,254    63.69%   $466,850     50.76%   $211,287     38.11%   $142,211     38.59%   $105,750
 One- to four-family
  adjustable-rate....     785,821    35.98     430,319     46.79     336,470     60.69     217,352     58.97     148,928
 Multi-family........       1,330     0.06       3,223      0.35       1,447      0.26       1,516      0.41       1,286
 Commercial..........       3,050     0.14       8,916      0.97       3,033      0.55       4,017      1.09       4,553
 Mixed-use...........         945     0.04         929      0.10         856      0.15       1,180      0.32       1,792
 Land................         279     0.01         316      0.03         463      0.08         781      0.21         384
                       ----------   ------    --------    ------    --------    ------    --------    ------    --------
     Total real
      estate loans...   2,182,679    99.92     910,553     99.00     553,556     99.84     367,057     99.59     262,693
                       ----------   ------    --------    ------    --------    ------    --------    ------    --------
Consumer and other
loans:
 Home equity lines
  of credit and
  second mortgage
  loans..............       1,024     0.05       5,895      0.64         564      0.10       1,208      0.33       2,202
 Lease financing.....         255     0.01         554      0.06         --        --          --        --          --
 Other(1)............         430     0.02       2,758      0.30         305      0.06         305      0.08          79
                       ----------   ------    --------    ------    --------    ------    --------    ------    --------
     Total consumer
     and other
     loans...........       1,709     0.08       9,207      1.00         869      0.16       1,513      0.41       2,281
                       ----------   ------    --------    ------    --------    ------    --------    ------    --------
     Total loans.....   2,184,388   100.00%    919,760    100.00%    554,425    100.00%    368,570    100.00%    264,974
                       ----------   ------    --------    ------    --------    ------    --------    ------    --------
Deduct:
 Discounts and
  deferred fees on
  loans..............     (22,718)              (9,989)               (9,938)              (13,568)              (14,129)
 Allowance for loan
  losses.............      (7,161)              (4,766)               (3,594)               (2,957)               (2,311)
 Other...............         --                  (151)                 (189)                 (224)                  (42)
                       ----------             --------              --------              --------              --------
     Total...........     (29,879)             (14,906)              (13,721)              (16,749)              (16,482)
                       ----------             --------              --------              --------              --------
     Loans
     receivable,
     net.............  $2,154,509             $904,854              $540,704              $351,821              $248,492
                       ==========             ========              ========              ========              ========
                        %
                      -------
Real estate loans:
 One- to four-family
  fixed-rate.........  39.91%
 One- to four-family
  adjustable-rate....  56.20
 Multi-family........   0.49
 Commercial..........   1.72
 Mixed-use...........   0.68
 Land................   0.14
                      -------
     Total real
     estate loans....  99.14
                      -------
Consumer and other
loans:
 Home equity lines
  of credit and
  second mortgage
  loans..............   0.83
 Lease financing.....    --
 Other(1)............   0.03
                      -------
     Total consumer
      and other
      loans..........   0.86
                      -------
     Total loans..... 100.00%
                      -------
Deduct:
 Discounts and
  deferred fees on
  loans..............
 Allowance for loan
  losses.............
 Other...............
     Total...........
     Loans
      receivable,
      net............

----
(1) Includes primarily loans secured by deposit accounts in Telebank and, to a lesser extent, unsecured consumer credit.

  Maturity of Loan Portfolio. The following table shows, as of September 30, 1999, the dollar amount of non-originated loans maturing in our portfolio in the time periods indicated. This information includes scheduled principal repayments, based on the loans' contractual maturities. We report demand loans, loans with no stated repayment schedule and no stated maturity, and overdrafts as due within one year. The table below does not include any estimate of prepayments. Prepayments may significantly shorten the average life of a loan and may cause our actual repayment experience to differ from that shown below.

                               Due in One   Due in One   Due After
                              Year or Less To Five Years Five Years   Total
                              ------------ ------------- ---------- ----------
                                               (in thousands)
   Real estate loans:
     One- to four-family
      fixed-rate.............    $3,331       $ 9,422    $1,378,501 $1,391,254
     One- to four-family
      adjustable-rate........        24           954       784,843    785,821
     Multi-family............       --          1,118           212      1,330
     Commercial .............       300           383         2,367      3,050
     Mixed-use...............       --            508           437        945
     Land....................       --            279           --         279
   Consumer and other loans:
     Home equity lines of
      credit and second
      mortgage loans.........       --            --          1,024      1,024
     Lease financing.........       --            255           --         255
     Other...................       --            430           --         430
                                 ------       -------    ---------- ----------
       Total.................    $3,655       $13,349    $2,167,384 $2,184,388
                                 ======       =======    ========== ==========

  The following table shows, as of September 30, 1999, the dollar amount of our loans that mature after September 30, 2000. We have allocated these loans between those with fixed interest rates and those with adjustable interest rates.

                                                Fixed    Adjustable
                                                Rates      Rates      Total
                                              ---------- ---------- ----------
                                                       (in thousands)
   Real estate loans:
     One- to four-family..................... $1,387,923  $785,797  $2,173,720
     Multi-family............................      1,118       212       1,330
     Commercial .............................      1,258     1,492       2,750
     Mixed-use...............................        945       --          945
     Land....................................        279       --          279
   Consumer and other loans:
     Home equity lines of credit and second
      mortgage loans.........................      1,024       --        1,024
     Lease financing.........................        255       --          255
     Other...................................        430       --          430
                                              ----------  --------  ----------
       Total................................. $1,393,232  $787,501  $2,180,733
                                              ==========  ========  ==========

  Scheduled principal repayments set forth in loan contracts may not reflect the actual life of the loans. Prepayments may cause the average life of loans to be substantially less than their contractual terms. In addition, some loans contain due-on-sale clauses, which give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the property. However, if market interest rates on current mortgage loans climb to a level substantially higher than rates on loans that we own, the average life of our loans tends to increase. Conversely, the average life of our mortgage loans tends to decrease when market interest rates on current loans fall substantially below rates on loans that we own.

  Origination, Purchase, and Sale of Loans. The following table shows our loan purchases and originations during the periods indicated.

                                                            Loan        Loan
                                                         Purchases  Originations
                                                         ---------- ------------
                                                             (in thousands)
       Year Ended:
         September 30, 1999............................. $1,806,019    $  --
         September 30, 1998.............................    518,000       --
         September 30, 1997.............................    342,876       --
         September 30, 1996.............................    183,100       462
         September 30, 1995.............................    145,900     2,700

  Additionally, during 1998, we acquired approximately $150.0 million in loans through our merger with Direct Financial Corporation ("DFC").

  The following table shows our loan origination, purchase, sale, and repayment activity during the periods indicated including loans acquired through business combinations.

                                                 Years Ended September 30,
                                                ------------------------------
                                                   1999       1998      1997
                                                ----------  --------  --------
                                                       (in thousands)
Loans receivable--net at beginning of period... $  793,189  $540,704  $351,821
Loans purchased:
  One- to four-family variable rate............    535,571   299,817   256,545
  One- to four-family fixed rate...............  1,270,168   330,477    86,331
  Multi-family.................................        280     1,959       --
  Commercial real estate.......................        --      8,941       --
   Consumer and other loans....................        --     26,910       --
                                                ----------  --------  --------
   Total loans purchased.......................  1,806,019   668,104   342,876
                                                ----------  --------  --------
Loans sold.....................................    (90,740)  (20,622)  (39,656)
Loans securitized..............................        --        --    (21,017)
Loan repurchases...............................       (878)      --        --
Loan repayments................................   (353,916) (280,151)  (94,945)
                                                ----------  --------  --------
   Total loans sold, securitized, repurchased
    and repaid.................................   (445,534) (300,773) (155,618)
                                                ----------  --------  --------
Net change in deferred discounts and loan
 fees..........................................      2,379      (611)    3,638
Net transfers to REO...........................       (266)   (1,923)   (1,454)
Net provision for loan losses..................     (2,446)   (1,174)     (637)
Cost recovery/Contra assets....................        197       --         27
Other loan debits/HELOC advances...............        971       527        51
                                                ----------  --------  --------
   Increase in total loans receivable..........  1,361,320   364,150   188,883
                                                ----------  --------  --------
Loans receivable--net at end of period......... $2,154,509  $904,854  $540,704
                                                ==========  ========  ========

  During fiscal year 1999, 1998 and 1997, we purchased whole loans in the secondary market, principally from private investors. In fiscal 1999, we purchased 477 pools with 6,245 loans. In fiscal 1998, we purchased 171 pools with 2,472 loans. In fiscal 1997, we purchased 92 pools with 2,900 loans.

  We did not originate any consumer loans during fiscal 1999, 1998 or 1997. From time to time we may originate consumer loans as an accommodation to our customers or purchase such loans as part of larger loan packages.

  Under existing master loan servicing contracts, we receive servicing fees that we withhold from the monthly payments we make to the loan holders. Our aggregate loan servicing fee income amounted to $1.1 million, $1.0 million and $942,000 in fiscal 1999, 1998 and 1997, respectively.

  On August 1, 1998, mortgage loans that were serviced in-house were transferred to Dovenmuehle Mortgage, Inc., pursuant to a subservicing agreement dated May 6, 1998. While we continue to earn servicing fee income, we pay Dovenmuehle Mortgage, Inc., a flat fee ranging from $6 to $7 per loan per month. At September 30, 1999, Dovenmuehle Mortgage, Inc., serviced $271.8 million, or 12.4%, of our gross loan portfolio and $183.9 million in mortgage loans that we had previously serviced for others. The remainder of our loan portfolio is serviced by other lenders, who perform the functions described above. To receive this service, we pay a fee ranging from a minimum of $6 per loan per month to a maximum of 125 basis points of the principal balance of the loan per annum.

  CRA Lending Activities. Telebank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act ("CRA"). Telebank invests in loans or other investments secured by affordable housing for low- or moderate-income individuals and has committed to invest up to $500,000 in a low-income housing tax credit fund that qualifies as a community development loan under the CRA. Senior management of Telebank serves on the board of directors of non-profit organizations the purpose of which is to promote community development. We also provide loan servicing for Habitat for Humanity of Northern Virginia, Inc., a non-profit organization whose purpose is to create decent, affordable housing for those in need.

  In 1995, the federal financial regulatory agencies revised the regulations that implement the CRA. The revised regulations set forth specific types of evaluations for wholesale banks, which are those that are not in the business of extending home mortgage, small business, small farm, or consumer loans to retail customers. Satisfaction of a wholesale bank's responsibilities under the CRA is measured by various criteria including the number and amount of community development loans, qualified investments, or community development services, and the use of innovative or complex community development services, qualified investments, or community development loans. Telebank has been approved as a wholesale bank.

  In the near future, the OTS is expected to issue guidance on how a financial institution which conducts business over the Internet is to comply with CRA obligations. This guidance may impact the way in which Telebank currently meets its obligations under the CRA.

 Mortgage-Backed and Related Securities

  We maintain a significant portfolio of mortgage-backed securities, primarily in the following forms:

  .  privately insured mortgage pass-through securities;

  . Government National Mortgage Association ("GNMA") participation certificates;

  . Federal National Home Loan Mortgage Corporation ("Fannie Mae") participation certificates;

  . Federal Home Loan Mortgage Corporation ("Freddie Mac") participation certificates; and

  .  securities issued by other non-agency organizations.

  Principal and interest on GNMA certificates are guaranteed by the full faith and credit of the United States government. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations ("CMOs"). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans. Over 96% of our CMO portfolio is comprised of securities with a triple "A" rating. Although our CMO portfolio has maturity periods similar to our mortgage-backed pass-through securities, the nature of the CMO bonds acquired, primarily sequential pay bonds, provides for more predictable cashflows than the mortgage-backed securities. This reduces the duration risk, extension risk and price volatility of the CMO compared to mortgage-backed pass-through securities and thus allows us to target liabilities with shorter durations.

  In accordance with accounting principles generally accepted in the United States of America, Telebanc generally classifies its mortgage-backed securities in one of three categories: held-to-maturity, available-for-sale or trading. During 1999, 1998 and 1997, we held no mortgage-backed securities classified as held-to-maturity. The following table shows the activity in our mortgage-backed securities available-for-sale portfolio during the periods indicated.

                                              Years Ended September 30,
                                           ---------------------------------
                                              1999        1998       1997
                                           ----------  ----------  ---------
                                                   (in thousands)
   Mortgage-backed and related securities
    at beginning of period................ $  798,860  $  319,203  $ 184,743
   Purchases:
     Pass-through securities..............        --       22,776     39,400
     CMOs.................................  1,159,652   1,092,487    218,836
     Fannie Mae...........................     92,378       8,405      2,115
     GNMA.................................        --        5,890     32,200
     Freddie Mac..........................        --       11,759      4,649
     Other................................        --       19,586        --
   Sales(1)...............................   (285,414)   (294,161)  (117,047)
   Repayments.............................   (332,092)   (174,398)   (45,304)
   Transfer to trading....................        --         (332)       --
   Mark-to-market adjustment to reflect
    fair value of portfolio...............     (7,331)        948       (389)
                                           ----------  ----------  ---------
   Mortgage-backed and related securities
    at end of period...................... $1,426,053  $1,012,163  $ 319,203
                                           ==========  ==========  =========

--------
(1) Includes mortgage-backed securities on which call options have been exercised.

  We buy and hold trading securities principally for the purpose of selling them in the near term. We carry these securities at market value with unrealized gains and losses recognized in income. At September 30, 1999, 1998 and 1997, we held $38.3 million, $29.6 million and $21.1 million of trading securities, respectively. For the periods ending September 30, 1999, 1998 and 1997, we recognized $1.4 million, $569,000 and $564,000, respectively, in realized gains from the sale of trading assets and ($1.3 million), ($612,000) and $640,000, respectively, in unrealized (depreciation) appreciation of trading assets.

  The following table shows the scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed and related securities, both available-for-sale and trading, net of $10.1 million of non-mortgage-backed trading securities at September 30, 1999:

                                           After One But
                                            Within Five     After Five But
                         Within One Year       Years       Within Ten Years   After Ten Years         Totals
                         ---------------- ---------------- ---------------- ------------------- -------------------
                         Balance Weighted Balance Weighted Balance Weighted  Balance   Weighted  Balance   Weighted
                           Due    Yield     Due    Yield     Due    Yield      Due      Yield      Due      Yield
                         ------- -------- ------- -------- ------- -------- ---------- -------- ---------- --------
                                                           (dollars in thousands)
Private issuer..........  $ --      --    $1,358    8.21%  $   --     --    $   73,712   8.48%  $   75,070   8.48%
CMO's...................    --      --        74    7.76       --     --        30,380   6.70       30,454   6.70
Agencies................    --      --       --      --     17,148   5.81%   1,331,576   6.82    1,348,724   6.81
                          ----     ---    ------    ----   -------   ----   ----------   ----   ----------   ----
                          $ --      --    $1,432    8.19%  $17,148   5.81%  $1,435,668   6.90%  $1,454,248   6.89%
                          ====            ======           =======          ==========          ==========

 Nonperforming, Delinquent and Other Problem Assets

  General. We continually monitor our loan portfolio so that we will be able to anticipate and address potential and actual delinquencies. Generally, we perform annual valuations on real estate owned ("REO"). If the fair value of a property has changed, we establish an allowance for losses on REO by recognizing an operating expense.

  Non-performing Assets. Non-performing assets consist of loans for which interest is no longer being accrued, troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan and real estate acquired in settlement of loans. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for nonaccrual loans. All loans at least ninety days past due, as well as other loans considered uncollectable, are placed on non-accrual status. Payments received on non-accrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. Nonperforming assets consist of the following:

  .  loans on which we no longer accrue interest;

  . troubled debt restructurings ("TDRs"), which are loans that have been restructured in order to allow the borrower to retain possession of the collateral;

  .  real estate acquired by foreclosure; and

  .  real estate upon which deeds in lieu of foreclosure have been accepted.

  We write down restructured loans and REO to estimated fair value based on estimates of the cash flow we expect to receive from the underlying collateral.

  The following table presents information about our non-accrual loans, REO and TDRs at the dates indicated.

                          September 30, September 30, September 30, September 30, September 30,
                              1999          1998          1997          1996          1995
                          ------------- ------------- ------------- ------------- -------------
                                                 (dollars in thousands)
Loans accounted for on a
 non-accrual basis:
  Real estate loans:
   One- to four-family..     $7,595        $ 7,727       $10,359       $ 8,979       $4,526
   Commercial...........        664            372           568         1,217          261
   Land.................        --             316           --            --           --
  Home equity lines of
   credit and second
   mortgage loans.......         21            255           --             54          136
  Other.................         60            205           --            --           --
                             ------        -------       -------       -------       ------
     Total..............      8,340          8,875        10,927        10,250        4,923
Accruing loans which are
 contractually past due
 90 days or more:
  Real estate loans:
   One- to four-family..        --             --            --            --           230
TDRs....................        --             --            425           435          365
                             ------        -------       -------       -------       ------
     Total of non-
      accrual, 90 days
      past due loans and
      TDRs..............      8,340          8,875        11,352        10,685        5,518
                             ------        -------       -------       -------       ------
REO:
  One- to four-family...        539          1,460           681         1,300          421
  Land..................        --             --            --            --           582
                             ------        -------       -------       -------       ------
                                539          1,460           681         1,300        1,003
Loss allowance for REO..        --              --            --           (65)        (213)
                             ------        -------       -------       -------       ------
     Total REO, net.....        539          1,460           681         1,235          790
                             ------        -------       -------       -------       ------
     Total non-
      performing assets,
      net...............     $8,879        $10,335       $12,033       $11,920       $6,308
                             ======        =======       =======       =======       ======
     Total non-
      performing assets,
      net, as a
      percentage of
      total assets......       0.21%          0.45%         1.09%         1.84%        1.14%
                             ======        =======       =======       =======       ======
     Total loss
      allowance as a
      percentage of
      total non-
      performing loans,
      net...............      85.86%         53.70%        31.66%        27.67%       41.88%
                             ======        =======       =======       =======       ======

  During fiscal 1999, our non-performing assets decreased by $1.5 million, or 14.1%. As a matter of policy, we actively monitor our non-performing assets.

  During fiscal years 1999, 1998, 1997, 1996 and 1995, if our non-accruing loans had been performing in accordance with their terms, we would have recorded interest income of approximately $550,000, $597,000, $739,000, $789,000 and $365,000, respectively. However, we did not recognize any interest income on non-accruing loans during these years.

  TDRs are loans that have been restructured and to which we have granted concessions in order to allow the borrower to retain possession of the collateral. We take into consideration, among other things, the borrower's financial difficulty. In granting these concessions, our goal is to maximize our recovery from the investment by modifying its terms. These modifications may include the following:

  .  reducing the stated rate;

  .  extending maturity at a more favorable rate; and

  .  reducing the accrued interest.

  TDRs totaled approximately $0, $0, $425,000, $435,000 and $365,000 at
September 30, 1999, 1998, 1997, 1996 and 1995, respectively. We recorded approximately $0, $0, $28,000, $28,000 and $45,000 in interest income on TDRs in fiscal years 1999, 1998, 1997, 1996 and 1995, respectively. We monitor TDRs closely because they are inherently risky.

  In some cases, information we know about a borrower's possible credit problems may cause us to have serious doubts about the borrower's ability to repay under the loan's present terms, even if that loan is not classified as non-accrual, past due 90 days or more or a TDR. We consider these loans potential problem loans. At September 30, 1999, loans that we had identified as potential problem loans that were still accruing interest approximated $254,000. The majority of these loans, identified as "special mention" loans, include non-residential loans that were delinquent but had not yet been placed on non-accrual.

  Allowance for Loan Losses. We recognize that, from time to time, we will experience credit losses as a normal effect of owning loans. We believe the risk of credit loss varies with, among other things, the following:

  .  type of loan;

  .  creditworthiness of the borrower over the term of the loan;

  .  general economic conditions; and

  .  in the case of a secured loan, the quality of the security for the loan.

  Our policy is to maintain an adequate allowance for loan losses based on, among other things, the following:

  .  our historical loan loss experience;

  .  regular reviews of delinquencies and loan portfolio quality;

  .  the industry's historical loan loss experience for similar asset types;
     and

  .  evaluation of economic conditions.

  We increase our allowance for loan losses when we estimate that losses have been incurred by charging provisions for probable loan losses against income. Charge-offs reduce the allowance when losses are confirmed.

  In establishing the allowance for loan losses, we set up specific allowances for probable losses that we have identified on specific loans. Additionally, we provide a general allowance for estimated expected losses in the remainder of the loan portfolio. The allowances established by management are subject to review and approval by Telebank's board of directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

  .  the composition and quality of the portfolio;

  .  delinquency trends;

  .  current charge-off and loss experience;

  .  the state of the real estate market; and

  .  general economic conditions.

  During fiscal 1999, we recorded a net increase of $2.4 million in the allowance for loan losses. The increase resulted from an additional provision of approximately $2.8 million, offset by net charge-offs of $337,000. As of September 30, 1999, the total allowance for loan losses equaled $7.2 million, of which $460,000 represents reserves established by management for probable losses on specific loans.

  The general allowance is computed based on an assessment of performing loans. Each month, the performing loan portfolio is stratified by asset type-- one- to four-family, commercial, consumer, etc.--and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 20 basis points and 300 basis points depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience, adjusted to reflect industry loss experience as published by the OTS. We believe that an upward adjustment to our historical loss rate is appropriate, at the present time, in estimating the losses inherent in the loan portfolio due to the fact that Telebank purchases, rather than originates in-house, the majority of its loans and the limited amount of historical loss experience to date.

  Also considered in the reserve computation is the positive impact of loans acquired that have a seller or third party credit enhancement. Reserves are not provided for loans in which the credit enhancement amount exceeds the amount of reserves that would otherwise be required. We have purchased certain loans with an expectation that all contractual payments of the loan will not be collected. Discounts attributable to credit issues are tracked separately and are not included as a component of the allowance for loan losses.

  The level of provision recorded for fiscal 1999 was based upon the level of charge-offs and the significant growth in the portfolio.

  As of September 30, 1999, total loans receivable included nine pools of credit-enhanced one- to four-family mortgage loans totaling $36.0 million, or 1.6%, of total gross loans outstanding. One of these pools, totaling $18.6 million, had a credit reserve from the seller equal to 4.2% of the unpaid principal balance at the time of purchase to offset any losses. Three pools, totaling $11.1 million, have certain recourse whereby the seller must repurchase any loan that becomes more than 90 days past due at any time during the life of the loan. The five remaining pools, which total $6.3 million, have other forms of credit enhancement, including letters of credit and offsetting cash reserves designed to protect us from credit losses. We believe that the combination of our loan loss allowance, net credit discount, and credit enhancement on certain loan pools is adequate to cover estimated losses.

  We believe that we have established our existing loss allowances in accordance with generally accepted accounting principles. However, in reviewing our loan portfolio, regulators may request us to increase our allowance for losses. Such an increase could negatively affect our financial condition and earnings.

  The following table allocates the allowance for loan losses by loan category at the dates indicated. This allocation does not necessarily restrict the use of the allowance to absorb losses in any other category. The table also shows the percentage of total loans that each loan category represents.

                     September 30, 1999    September 30, 1998    September 30, 1997    September 30, 1996    September 30, 1995
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                Percent               Percent               Percent               Percent               Percent
                                of Loans              of Loans              of Loans              of Loans              of Loans
                                in Each               in Each               in Each               in Each               in Each
                                Category              Category              Category              Category              Category
                                to Total              to Total              to Total              to Total              to Total
                      Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans
                     --------- ----------  --------- ----------  --------- ----------  --------- ----------  --------- ----------
                                                           (dollars in thousands)
Real estate loans:
 One- to four-
  family...........  $   7,055      99.67% $   4,089      97.55% $   3,271      98.80% $   2,529      97.56% $   1,939      96.11%
 Multi-family......         23       0.06         32       0.35         15       0.26         15       0.41         13       0.49
 Commercial .......         53       0.14        520       0.97        286       0.55        373       1.09        281       1.72
 Mixed-use.........         17       0.04          9       0.10          9       0.15         12       0.32         18       0.68
 Land..............        --        0.01          6       0.03          8       0.08          8       0.21          8       0.14
Lease financing....          3       0.01         16       0.06        --         --         --         --         --         --
Home equity lines
 of credit and
 second mortgage
 loans.............          9       0.05         57       0.64          5       0.16         20       0.41         28       0.83
Other consumer.....          1       0.02         37       0.30        --         --         --         --          24       0.03
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
 Total allowance
  for loan losses..  $   7,161     100.00% $   4,766     100.00% $   3,594     100.00% $   2,957     100.00% $   2,311     100.00%
                     =========  =========  =========  =========  =========  =========  =========  =========  =========  =========

  The above amounts include specific reserves at September 30, 1999, 1998, 1997, 1996 and 1995, totaling $460,000, $449,000, $510,000, $579,000 and
$392,000, respectively, related to non-performing loans.

  The following table shows the activity in our allowance for loan losses during the periods indicated.

                                            Years Ended September 30,
                                        --------------------------------------
                                         1999    1998    1997    1996    1995
                                        ------  ------  ------  ------  ------
                                                  (in thousands)
   Allowance for loan losses at
    beginning of period...............  $4,715  $3,594  $2,957  $2,311  $  989
   Charge-offs:
     Real estate loans................    (232)   (463)   (304)   (409)   (406)
     Other consumer...................     (56)    (76)    --      (28)    --
     Other loans......................      (2)    (17)    --      --      --
                                        ------  ------  ------  ------  ------
       Total charge-offs..............    (290)   (556)   (304)   (437)   (406)
                                        ------  ------  ------  ------  ------
   Recoveries:
     Real estate loans................      38      13      13     148       6
     Other consumer...................      79      81       7      16     --
     Other loans......................       4       5     --      --      --
                                        ------  ------  ------  ------  ------
       Total recoveries...............     121      99      20     164       6
                                        ------  ------  ------  ------  ------
   Net charge-offs....................    (169)   (457)   (284)   (273)   (400)
   Loan loss allowance acquired in the
    merger with DFC...................    (168)    724     --      --      --
   Additions charged to operations....   2,783     905     921     919   1,722
                                        ------  ------  ------  ------  ------
   Allowance for loan losses at end of
    period............................  $7,161  $4,766  $3,594  $2,957  $2,311
                                        ======  ======  ======  ======  ======

  REO. We initially record REO at estimated fair value less selling costs. Fair value is defined as the estimated amount that a real estate parcel would yield in a current sale between a willing buyer and a willing seller. Subsequent to foreclosure, management periodically reviews REO and establishes an allowance if the estimated fair value of the property, less estimated costs to sell, declines.

  As of September 30, 1999, all of our REO consisted of one- to four-family real estate loans.

 Investment Securities

  The following table shows the cost basis and fair value of our banking-related investment portfolio other than mortgage-backed securities at the dates indicated. The following table does not include investment securities held by E*TRADE arising from its brokerage and corporate related activities. Consolidated information on all investment securities held by E*TRADE, including both brokerage, corporate, and banking-related activities, is presented in the financial statements starting at page 72 below.

                           September 30,     September 30,
                               1999              1998        September 30, 1997
                         ----------------- ----------------- ------------------
                           Cost     Fair     Cost     Fair               Fair
                          Basis    Value    Basis    Value   Cost Basis  Value
                         -------- -------- -------- -------- ---------- -------
                                             (in thousands)
Available-for-sale
 investment securities:
  Municipal bonds....... $ 15,605 $ 14,390 $ 15,750 $ 16,028  $ 7,327   $ 7,681
  Corporate debt........  130,166  122,559  154,534  153,205   18,536    19,575
  Obligations of U.S.
   government agencies..   18,264   18,018   26,661   27,992   22,147    22,505
  Asset-backed..........      915      921    1,095    1,119      --        --
  Preferred stock in
   Freddie Mac..........    5,000    4,950    5,000    4,988    5,000     4,950
  Preferred stock in
   Fannie Mae...........      --       --     8,000    8,394    8,000     8,375
  Other corporate
   stock................    3,980    3,980      937    1,000    2,038     2,099
  Other investments.....   13,967   13,804    7,814    7,632   26,035    26,052
                         -------- -------- -------- --------  -------   -------
    Total............... $187,897 $178,622 $219,791 $220,358  $89,083   $91,237
                         ======== ======== ======== ========  =======   =======

  We also have an investment in the stock of the Federal Home Loan Bank ("FHLB"), Atlanta recorded at fair value which approximates cost. Stock in FHLB Atlanta totalled $29.4 million, $25.2 million, and $10.0 million at September 30, 1999, 1998, and 1997, respectively.

  The following table shows the scheduled maturities, carrying values, and current yields for our banking-related investment portfolio of equity securities at September 30, 1999:

                                           After One But
                                            Within Five     After Five But
                         Within One Year       Years       Within Ten Years  After Ten Years       Totals
                         ---------------- ---------------- ---------------- ----------------- -----------------
                                 Weighted         Weighted         Weighted          Weighted          Weighted
                         Balance Average  Balance Average  Balance Average  Balance  Average  Balance  Average
                           Due    Yield     Due    Yield     Due    Yield     Due     Yield     Due     Yield
                         ------- -------- ------- -------- ------- -------- -------- -------- -------- --------
                                                         (dollars in thousands)
Municipal bonds(a)...... $  599    6.04%  $   230   6.77%  $1,491    7.74%  $ 12,070   8.60%  $ 14,390   8.38%
Corporate debt..........    --      --        --     --     4,888    6.64    117,671   6.51    122,559   6.52
Obligations of U.S.
 government agencies....    --      --      4,983   6.18      --      --      13,035   6.05     18,018   6.09
Asset-backed............    --      --        590   7.70      --      --         331   7.27        921   7.55
Certificates of
 deposit................    499    6.92       --     --       --      --         --     --         499   6.92
Other investments.......    --      --      5,936   8.00      442    0.00      6,927   5.11     13,305   5.23
                         ------    ----   -------   ----   ------    ----   --------   ----   --------   ----
                         $1,098    6.44%  $11,739   7.19%  $6,821    6.45%  $150,034   6.51%  $169,692   6.56%
                         ======    ====   =======   ====   ======    ====   ========   ====   ========   ====

--------
(a) Yields on tax exempt obligations are computed on a tax equivalent basis.

 Deposits and Other Sources of Funds

  The following table presents information about the various categories of Telebank deposits as of September 30, 1999. The table shows the dollar changes in our various types of deposit accounts between the dates indicated:

                      Average                           Average                           Average
                    Balance at                        Balance at                        Balance at
                   September 30, Percentage  Average September 30, Percentage  Average September 30,  Percentage  Average
     Accounts          1999      of Deposits  Rate       1998      of Deposits  Rate       1997      of  Deposits  Rate
     --------      ------------- ----------- ------- ------------- ----------- ------- ------------- ------------ -------
                                                             (dollars in thousands)
Passbook.........   $      563       0.04%    3.00%    $    459        0.06%    3.00%    $    551         0.13%    3.00%
Money market.....      238,031      16.19     4.80      140,506       17.60     4.70      101,226        23.40     5.26
Checking.........       22,655       1.54     3.86        1,985        0.25     3.81          630         0.15      --
Certificates of
 deposit.........    1,142,326      77.67     5.88      600,781       75.26     5.93      330,234        76.32     6.24
Brokered callable
 certificates of
 deposit.........       67,085       4.56     6.62       54,491        6.83     6.16          --           --       --
                    ----------     ------              --------      ------              --------       ------
 Total...........   $1,470,660     100.00%             $798,222      100.00%             $432,641       100.00%
                    ==========     ======              ========      ======              ========       ======

  The following table classifies our certificates of deposit and money market accounts by rate at the dates indicated.

                       September 30, 1999 September 30, 1998 September 30, 1997
                       ------------------ ------------------ ------------------
                                            (in thousands)
       0-1.99%........     $    1,594         $        5          $      5
       2-3.99%........            288                424               --
       4-5.99%........      1,440,573            756,618           231,048
       6-7.99%........        674,341            440,711           289,046
       8-9.99%........            610                793               696
       10-11.99%......             11                 44               --
       12-20.00%......             12                 24               --
                           ----------         ----------          --------
                           $2,117,429         $1,198,619          $520,795
                           ==========         ==========          ========

  The following table classifies the amount of our large certificates of deposit, i.e., in amounts of $100,000 or more, by time remaining until maturity, as of September 30, 1999.

                                                                   Certificates
                                                                    of Deposit
                                                                  --------------
                                                                  (in thousands)
       Three months or less......................................    $  6,265
       Three through six months..................................      12,909
       Six through twelve months.................................     101,901
       Over twelve months........................................      99,350
                                                                     --------
         Total...................................................    $220,425
                                                                     ========

 Borrowings

  Although deposits are our primary source of funds, we also borrow from the Federal Home Loan Bank ("FHLB") of Atlanta and sell securities under agreements to repurchase to acquire additional funding. We are a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions. This membership requires us to own capital stock in the FHLB of Atlanta. It also authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets-- principally securities that are obligations of, or guaranteed by, the United States government--provided we meet certain creditworthiness standards.

  As of September 30, 1999, our outstanding advances from the FHLB of Atlanta totaled $477.0 million at interest rates ranging from 5.23% to 5.76% and at a weighted average rate of 5.55%.

  We also borrow funds by selling securities to nationally recognized investment banking firms under agreements to repurchase the same securities. The investment banking firms hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed- and variable-rate securities. We use the proceeds of these transactions to meet our cash flow or asset/liability matching needs. The following table presents information regarding repurchase agreements for the dates indicated:

                             September 30, 1999 September 30, 1998 September 30, 1997
                             ------------------ ------------------ ------------------
                                              (dollars in thousands)
   Weighted average balance
    during the year........       $555,552           $259,846           $117,431
   Weighted average
    interest rate during
    the year...............           5.32%              5.69%              5.76%
   Maximum month-end
    balance during the
    year...................       $790,474           $519,078           $279,909
   Private issuer mortgage-
    backed securities
    underlying the
    agreements as of the
    end of the year:
     Carrying value,
      including accrued
      interest.............       $863,598           $441,323           $104,736
     Estimated market
      value................       $832,397           $438,955           $104,696
   Agencies underlying the
    agreements as of the
    end of the year:
     Carrying value,
      including accrued
      interest.............       $    --            $    --            $190,820
     Estimated market
      value................       $    --            $    --            $190,804

  The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of our borrowings.

                                                     Maximum
                                                      Amount           Average
                                            Weighted    At    Weighted Weighted
                                    Ending  Average   Month-  Average  Average
             Category              Balance    Rate     end    Balance    Rate
             --------              -------- -------- -------- -------- --------
                                              (dollars in thousands)
 At or For the Year Ended
  September 30, 1999:
   Advances from the FHLB of
    Atlanta....................... $477,000   5.55%  $852,000 $473,849   5.25%
   Securities sold under agreement
    to repurchase................. $790,474   5.47%  $790,474 $555,552   5.32%
 At or For the Year Ended
  September 30, 1998:
   Advances from the FHLB of
    Atlanta....................... $472,500   5.19%  $478,000 $219,487   5.49%
   Securities sold under agreement
    to repurchase................. $401,100   5.52%  $519,078 $259,846   5.69%
 At or For the Year Ended
  September 30, 1997:
   Advances from the FHLB of
    Atlanta....................... $200,000   5.86%  $200,000 $160,749   5.66%
   Securities sold under agreement
    to repurchase................. $279,909   6.10%  $279,909 $117,431   5.76%

 Associates

  At September 30, 1999, we had 1,894 associates. Our success has been, and will be, dependent to a large degree on our ability to retain the services of our existing executive officers and to attract and retain qualified additional senior and middle managers and other key personnel in the future. There can be no assurance that we will be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and our failure to do so would have a material adverse effect on our business, financial condition and operating results. None of our associates are subject to collective bargaining agreements or are represented by a union. We consider our relations with our associates to be good.

 Executive Officers of the Registrant

  In addition to the executive officers who are also directors of the Company, the following executive officers are not directors and serve at the discretion of the Board of Directors:

Name                     Age                               Position
----                     ---                               --------
Kathy Levinson..........  44 President and Chief Operating Officer

Leonard C. Purkis.......  51 Chief Financial Officer

Judy Balint.............  46 Chief International Officer

Thomas A. Bevilacqua....  43 Chief Business Development and Legal Officer and Corporate
                               Secretary of the Board of Directors

Debra Chrapaty..........  38 Chief Information Officer

Jerry A. Dark...........  46 Chief People Officer

Connie M. Dotson........  50 Chief Service Quality Officer

Jerry D. Gramaglia......  44 Chief Marketing Officer

Stephen C. Richards.....  45 Chief Electronic Trading Officer

Brigitte VanBaelen......  30 Chief Community Development Officer and Assistant Corporate Secretary

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

  Judy Balint is Chief International Officer for E*TRADE Group, Inc. From March 1997 to June 1998, she served as our senior vice president, global marketing and strategic business development. Prior to joining E*TRADE, Ms. Balint was senior vice president and corporate director of marketing for National Processing, Inc., consultants in transaction technology. Ms. Balint has held a variety of senior executive positions for DHL, Federal Express, and CME-KHBB, a global advertising network of the former Saatchi & Saatchi Group. She earned a BA in journalism from the University of Wisconsin, Madison and an MBA in international business from the Monterey Institute of International Studies in Monterey, California.

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

  Brigitte VanBaelen is Chief Community Development Officer and Assistant Corporate Secretary for E*TRADE Group, Inc. since January 1999. Ms. VanBaelen held various management positions in marketing and executive services since joining the company in August 1996. Prior to joining E*TRADE, she spent 4 years at A.C. Nielsen where her most recent position was Director Global Marketing where she focused on integrating local marketing efforts into one global strategy. Ms. VanBaelen earned a degree in communications and public relations from the COOVI University in Brussels, Belgium.

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

                                 RISK FACTORS

  You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially as a result of certain factors, including those set forth below and elsewhere in this report. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

  .  TD Waterhouse Securities, Inc.;

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

  General financial success within the financial services industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, we may be adversely affected by such competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected. In many instances, we are competing with such organizations for the same customers. In addition, competition among financial services firms exists for experienced technical and other personnel.

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

  We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers, technical persons, or licensed representatives in the future. In particular, we depend heavily on our chief executive officer, president and chief operating officer and other members of senior management, the loss of any of whom could seriously harm our business. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with operating expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there could be a material adverse effect on our business, financial condition and operating results.

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

  .  conduct of directors, officers and employees; and

  .  supervision.

  Because we are a self-clearing broker-dealer, we must comply with many complex laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to so comply depends largely on the establishment and maintenance of a qualified compliance system.

  Similarly, E*TRADE and Telebanc, as savings and loan holding companies, and Telebank, as a federally chartered savings bank and subsidiary of Telebanc, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS") and, in the case of Telebank, the Federal Deposit Insurance Corporation (the "FDIC"). Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

  In November 1999, the Gramm-Leach-Bliley Act was enacted into law. This Act reduces the legal barriers between banking, securities and insurance companies and will make it easier for bank holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face.

  Additionally our mode of operation and profitability may be directly affected by:

  .  additional legislation;

  . changes in rules promulgated by the SEC, the National Association of Securities Dealers, Inc., ("NASD"), the Board of Governors of the Federal Reserve System, the OTS, the FDIC, the various stock exchanges and other self-regulatory organizations; or

  .  changes in the interpretation or enforcement of existing laws and rules.

  The SEC, the NASD and other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

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

  Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services. As required by the Gramm-Leach-

Bliley act, the SEC and OTS have recently proposed regulations on financial privacy, to take effect in November 2000, that will require E*TRADE Securities and Telebank to notify consumers about the circumstances in which we may share consumers' personal information with unaffiliated third parties and to give consumers the right to opt out of such information sharing. Although E*TRADE Securities and Telebank already provide such opt-out rights in our privacy policies, the regulations could require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations. In addition, the New York Attorney General carried out an investigation of the online brokerage industry and issued a report, citing consumer complaints about delays and technical difficulties conducting online stock trading. SEC Commissioner Laura Unger also issued a report on issues raised by online brokerage, including suitability and marketing issues. Increased attention focused upon these issues could adversely affect the growth of the online financial services industry, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

We may be fined or forced out of business if we do not maintain the net capital levels required by regulators

  The SEC, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

  The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of September 30, 1999 (in thousands):

                                                 Required     Net      Excess
                                                net capital capital  net capital
                                                ----------- -------- -----------
     E*TRADE Securities, Inc. .................   $52,206   $162,729  $110,523
     TIR Securities, Inc. .....................        82      2,289     2,207
     TIR Investor Select, Inc. ................         5        254       249
     Marquette Securities, Inc. ...............       250        445       195

  Similarly, banks, such as Telebank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on a bank's operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. To be categorized as well capitalized a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

  The table below summarizes the capital adequacy requirements for Telebank as of September 30, 1999 (dollars in thousands):

                                                               To Be Well
                                                               Capitalized
                                                              Under Prompt
                                                               Corrective
                                                                 Action
                                                 Actual        Provisions
                                             --------------  ---------------
                                              Amount  Ratio   Amount   Ratio
                                             -------- -----  --------- -----
     Core Capital (to adjusted tangible
      assets)............................... $440,469 11.20% >$196,651  >5.0%
     Tier 1 Capital (to risk weighted
      assets)............................... $440,469 25.97% >$101,768  >6.0%
     Total Capital (to risk weighted
      assets)............................... $447,170 26.36% >$169,614 >10.0%

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

  A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. In October 1987 and October 1989, the stock market suffered major declines, as a result of which many firms in the industry suffered financial losses, and the level of individual investor trading activity decreased after these events. Reduced trading volume and prices have historically resulted in reduced transaction revenues. If trading volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand a downturn in the securities industry better than we would. See "Risk Factors--Our business will suffer if we cannot effectively compete."

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

  We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Our status as a regulated savings and loan holding company resulting from the acquisition of Telebanc could also lead to delays in, or prevent, the development, introduction and marketing of new services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

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

  .  changes in interest rates;

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

Our success depends on our ability to protect our intellectual property and any failure to do so could substantially harm our business

  Our success and ability to compete are dependent to a significant degree on our proprietary technology and our brand. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark "E*TRADE" in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to "E*TRADE," thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name "E*TRADE" could have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

  .  enforce our intellectual property rights;

  .  protect our trade secrets;

  .  determine the validity and scope of the proprietary rights of others; or

  .  defend against claims of infringement or invalidity.

  Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, either of which could have a material adverse effect on our business, financial condition and operating results.

We may face claims for infringement of third parties' proprietary rights and it could be costly and time-consuming to defend against such claims, even those without merit

  We have received in the past, and may receive in the future, notices of claims of infringement of other parties' proprietary rights. There can be no assurance that claims for infringement or invalidity--or any indemnification claims based on such claims--will not be asserted or prosecuted against us. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operating results.

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

As a result of our recent merger with Telebanc, we face numerous new risks, including possible failure to successfully integrate and assimilate Telebanc's operations with our own

  On January 12, 2000, we acquired Telebanc. Telebanc is an online provider of Internet banking services. This represents a new line of business for us. No assurance can be given that we will be successful in this market. We may experience difficulty in assimilating Telebanc's products and services with our own and we may not be able to integrate successfully the employees of Telebanc into our organization. These difficulties may be exacerbated by the geographical distance between our various locations and Telebanc's Virginia location. If we fail to successfully integrate Telebanc's operations with our own, our operating results and business could be adversely affected.

  Telebank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves and to properly manage interest-rate risk. Although Telebanc management is experienced in this area, this is a new industry for E*TRADE and, accordingly, we are dependent upon Telebanc management and employees to advise us in this area.

Due to our recent acquisition of Telebanc, we may be restricted in expanding our activities, and our inexperience with being regulated as a savings and loan holding company could negatively affect both E*TRADE and Telebanc

  Upon the completion of our acquisition of Telebanc and its subsidiary, Telebank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we are required to register with the OTS and file periodic reports, and are subject to examination by the OTS. Under financial modernization legislation recently enacted into law, our activities are restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies that are engaged in activities that are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special capital requirements.

  We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet issued regulations or otherwise interpreted the new statute. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies, and all transactions between E*TRADE and Telebank must be conducted on an arms' length basis.

  In addition to regulation of E*TRADE and Telebanc as savings and loan holding companies, federal savings banks such as Telebank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of Telebanc, the OTS imposed various notice and other requirements, primarily a requirement that Telebank obtain prior approval from the OTS of any future material changes to its business plan. These regulations and conditions, and our inexperience with them, could affect our ability to realize synergies from the merger, and could negatively affect both E*TRADE and Telebank following the merger.

We face numerous risks associated with doing business in international markets

  One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally, and Telebanc has had only limited experience providing banking services to customers outside the United States. There can be no assurance that our international licensees or subsidiaries will be able to market our branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

  . unexpected changes in regulatory requirements, tariffs and other trade barriers;

  .  difficulties in staffing and managing foreign operations;

  .  the level of investor interest in cross-border trading;

  .  authentication of on-line customers;

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

  We have established a number of strategic relationships with online and Internet service providers, as well as software and information service providers. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not be able to develop any new relationships of this type in the future. We also make investments, either directly or through affiliated private investment funds, in equity securities of other companies without acquiring control of those companies. There may be no public market for the securities of the companies we invest in. In order for us to realize a return on our investment, such companies must be sold or successfully complete a public offering of their securities. There can be no assurance that such companies will be acquired or complete a public offering or that such an acquisition or public offering will allow us to sell our securities at a profit, or at all.

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

  Subsequent to the end of fiscal 1999, as a result of our sale of our 6% convertible subordinated notes, E*TRADE has incurred $650 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) from approximately 89% to approximately 125% as of September 30, 1999, on a pro forma basis giving effect to the sales of the notes and the application of proceeds therefrom. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

We may incur costs to avoid investment company status and may suffer adverse consequences if we are deemed to be an investment company

  We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940, which is commonly referred to as the 1940 Act.

  A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. After giving effect to our recent sale of our 6% convertible subordinated notes, we will have substantial short-term investments until the net proceeds from the offering can be deployed. In addition, we and our subsidiaries have made minority equity investments in other companies that may constitute investment securities under the 1940 Act. In particular, many of our publicly traded equity investments, which are owned directly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an "investment company" under the 1940 Act.

  We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that such exemption is not available and the 40% limit were to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and government securities. If we sell investment securities, we may sell them sooner than we intended. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

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

ITEM 2. PROPERTIES

  During fiscal 1999, the Company entered into agreements to lease facilities in Menlo Park, California, in order to it will consolidate its existing Silicon Valley locations. Additionally, the Company has facilities in Rancho Cordova, California and Alpharetta, Georgia. Through ClearStation, TIR and Telebanc, the Company also has offices in San Francisco, California; New York, New York; Los Angeles, California; Gibbsboro, New Jersey; Australia; Hong Kong; Ireland; the Philippines and the United Kingdom. The leases comprise an aggregate of approximately 760,000 square feet and expire at various dates through June 2009. In May 1999, Telebanc completed the purchase of the building which houses its current main headquarters in Arlington, Virginia.

ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS

  On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our commission rates and our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. On June 1, 1999, the court entered an order denying plaintiffs' motion for class certification. While the court declined to certify a class as to any of plaintiffs' alleged claims, it did indicate that plaintiffs may be able to pursue one of their claims (relating to our commission structure) on a representative basis. On January 25, 2000, the court ordered plaintiffs to submit all claims (including representative claims) seeking monetary relief to arbitration; claims for injunctive relief were not ordered to arbitration, but were stayed pending arbitration. We are unable to predict the ultimate outcome of this proceeding.

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

  On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleged, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. After we filed a motion to dismiss or stay the complaint on April 14, 1999, the plaintiff chose to file an amended complaint. In response to that amended complaint, we have moved to compel arbitration or, alternatively, dismiss the amended complaint. By a Decision and Order, entered by the Court on March 28, 2000, the Court granted E*TRADE's motion to compel arbitration of plaintiff's breach of contract claim by dismissing plaintiff's breach of contract claim and ordering plaintiff to proceed to arbitration of that claim. The Court also granted E*TRADE's motion to dismiss by dismissing plaintiff's claims based on violation of New York's consumer protection statutes.

  On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, fiduciary duty and unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. We filed motions both to compel arbitration and to dismiss the complaint. All discovery regarding the merits of plaintiff's claims is stayed pending the determination of our motion to dismiss. On September 1, 1999, the court denied our motion to compel arbitration. We appealed the order and a hearing on the appeal took place on February 2, 2000. By a Journal Entry and Opinion, dated March 16, 2000, the Court of Appeals reversed the trial court's decision on the grounds that its resolution of E*TRADE's motion to compel arbitration was premature prior to resolution of whether the case should be certified as a class action. The Court of Appeals remanded the case to the trial court. This proceeding is still at an early stage and we are unable to predict its ultimate outcome.

  On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, the February 3, 4 and 5, 1999, system interruptions. Plaintiff brings causes of action for breach of fiduciary duty and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. In response to the complaint, we filed a petition to compel arbitration. Among other things, we argued that, in light of the Cooper court's decision to deny class certification, all customers who were members of the alleged Cooper class-- including Chadha--are obligated to submit their claims to arbitration in accordance with the customer agreement. The court granted the petition to compel arbitration on July 29, 1999, and stayed all further proceedings pending arbitration.

  On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. In response to the complaint, we filed a petition to compel arbitration. As in Chadha, we argued that, in light of the Cooper court's decision to deny class certification, Wurtman is obligated to submit his claims to arbitration in accordance with the customer agreement. The petition to compel arbitration was heard by the court on September 9, 1999 and was denied. On October 4, 1999, we appealed the court's order denying the petition, and that appeal has the effect of staying all further proceedings in the trial court. Briefing has not yet begun on our appeal. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

  On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPOs are made available to our customers. We filed a demurrer and motion to strike on August 13, 1999, arguing, among other things, that the plaintiff has not alleged facts sufficient to state a claim against us. On October 6, 1999, the court dismissed the class action claims with prejudice. The claim for unfair business practices was dismissed with leave to amend, but for injunctive relief only and not money damages. Plaintiff filed an amended complaint on October 26, 1999. We filed a petition to compel arbitration in response. On December 29, 1999, the court granted the petition to compel arbitration and dismissed the court proceeding. We are unable to predict the ultimate outcome of this proceeding.

  On December 23, 1999, plaintiff Kathleen Nyquist filed a complaint in federal court. Ms. Nyquist is a customer who brings claims for breach of fiduciary duty, negligence/recklessness, unfair trade practices, securities law violations and aiding and abetting. Her claims against us arise out of allegedly unauthorized transactions and unrestricted day-trading effected by her husband in her IRA account as well as another account. Plaintiff alleges losses totaling approximately $700,000 and also seeks attorney's fees, punitive damages as well as treble damages under the South Carolina unfair trade practices laws. E*TRADE has made a motion to compel arbitration that is currently pending before the court. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

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

                                                                    High   Low
                                                                   ------ ------
       Fiscal 1998
       First Quarter.............................................. $11.94 $ 4.34
       Second Quarter............................................. $ 6.97 $ 4.69
       Third Quarter.............................................. $ 7.03 $ 4.94
       Fourth Quarter............................................. $ 8.81 $ 3.91

       Fiscal 1999
       First Quarter.............................................. $16.25 $ 2.50
       Second Quarter............................................. $33.22 $12.74
       Third Quarter.............................................. $72.25 $29.38
       Fourth Quarter............................................. $42.63 $21.31

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

Dividends

   The Company has never declared or paid cash dividends on its capital stock. TIR, which was acquired in August 1999, and accounted for as a pooling of interests, issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, in April 1996, and paid dividends totaling $222,000 and $240,000 in fiscal year 1999 and 1998, respectively. ShareData, which the Company acquired in July 1998, and accounted for as a pooling of interests, was a Subchapter S corporation and paid dividends to its shareowners prior to its acquisition. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's board of directors and will depend upon a number of factors, including future earnings, the success of the Company's business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the board of directors may deem relevant.

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

ITEM 6. SELECTED FINANCIAL DATA

                                           Years ended September 30,
                                 -----------------------------------------------
Consolidated Statement of          1999       1998      1997     1996     1995
Operations Data*:                ---------  --------  -------- -------- --------
                                   (in thousands, except per share amounts)
Gross revenues.................  $ 875,385  $471,893  $310,262 $192,970 $153,536
Net revenues...................    657,150   350,654   248,152  154,785  119,820
Operating income (loss)........   (143,570)   (3,932)   34,429    8,358   14,681
Income (loss) before cumulative
 effect of accounting change
 and extraordinary loss........    (49,638)    3,302    23,410    6,718   10,053
Net income (loss) .............    (52,092)    3,302    23,410    6,718   10,053
Income (loss) per share before
 cumulative effect of
 accounting change and
 extraordinary loss:
  Basic........................  $   (0.19) $   0.00  $   0.16 $   0.08 $   0.13
  Diluted......................  $   (0.19) $   0.00  $   0.14 $   0.05 $   0.08
Income (loss) per share:
  Basic........................  $   (0.20) $   0.00  $   0.16 $   0.08 $   0.13
  Diluted......................  $   (0.20) $   0.00  $   0.14 $   0.05 $   0.08
Shares used in computation of
 income (loss) per share before
 cumulative effect of
 accounting change and
 extraordinary loss, and income
 (loss) per share:
  Basic........................    266,036   190,370   142,776   89,162   77,075
  Diluted......................    266,036   208,224   163,396  131,116  120,045

                                               September 30,
                            ----------------------------------------------------
                               1999       1998       1997       1996      1995
                            ---------- ---------- ---------- ---------- --------
                                               (in thousands)
Consolidated Balance Sheet
 Data*:
Cash and equivalents......  $  124,801 $   71,317 $  139,220 $   43,397 $ 39,362
Brokerage receivables--
 net......................   2,912,581  1,365,247    838,646    253,274   61,988
Mortgage-backed
 securities...............   1,426,053  1,012,163    319,203    184,743  234,385
Loans receivable--net.....   2,154,509    904,854    540,704    351,821  248,492
Total assets..............   7,908,224  4,348,923  2,248,466  1,045,134  661,155
Long term obligations and
 mandatorily redeemable
 preferred securities.....      30,584     68,240     42,186     19,586   16,496
Shareowners' equity.......   1,419,301    847,845    349,518    114,443   49,473

--------
* All prior year amounts presented have been restated to reflect the acquisitions of ClearStation and TIR during fiscal 1999, and Telebanc on January 12, 2000, which were accounted for as poolings of interests (see
   Note 23 of the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of E*TRADE Group, Inc. ("E*TRADE" or the "Company"), as restated for its merger with Telebanc Financial Corporation ("Telebanc") on January 12, 2000, which was accounted for as a pooling of interests, should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Risk Factors" and elsewhere in this report.

Overview

  As a leading branded provider of online financial services, E*TRADE has established a popular destination Web site for self-directed investors. Founded in 1982, the Company operated initially as a service bureau, providing automated online securities transaction services to various brokerage firms. In 1992, the Company formed E*TRADE Securities, Inc. ("E*TRADE Securities") and began to offer retail investing services and account information 24 hours a day, seven days a week. The Company offers independent investors the convenience and control of automated stock, option, fixed income and mutual fund order placement at lower commission rates than traditional brokerage firms. Following the acquisition of Telebanc, as further discussed below, the Company has expanded its portfolio of services to include online banking and related services. In addition, E*TRADE has a suite of value-added products and services that can be customized and personalized, including portfolio tracking, Java-based charting and quote applications, real-time stock quotes, Smart Alerts, market commentary and analysis, news, investor community areas and other information services.

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

  In April 1999, the Company acquired ClearStation, Inc., a financial media Web site that integrates technical and fundamental analysis and discussion for investors. The ClearStation acquisition represents another important step in executing the Company's new digital financial media strategy and in building the Company's interactive financial media properties by offering actionable information to its customers. This acquisition was accounted for as a pooling of interests and, accordingly, all historical information has been prepared to give retroactive effect to the acquisition.

  In August 1999, the Company acquired TIR (Holdings) Limited ("TIR"). TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries, and holds seats on multiple stock exchanges around the world. It is anticipated that TIR's management will assist in running selected segments of retail operations, given their existing clearing and operational infrastructure in both Europe and Asia. In addition, TIR will leverage E*TRADE's web technology to provide web access to its current institutional client base of over 600 customers. TIR is expected to provide a number of other synergistic benefits, including access to independent research sources, distributing IPOs to global institutional clients and providing the basis for an international stock loan program, along with the ability to initiate organic operations where they already have exchange seats. Through the TIR acquisition the Company has been able to further diversify its revenues to be less dependent on domestic retail brokerage transaction revenues. The acquisition was accounted for as a pooling of interests and accordingly, all historical information has been prepared to give retroactive effect to the acquisition.

  In January 2000, the Company acquired Telebanc. Telebanc is the holding company of Telebank, an Internet-based, federally chartered savings bank, offering a wide range of Federal Deposit Insurance Corporation ("FDIC")- insured and other banking products and services. The acquisition of Telebanc has enabled E*TRADE to become a competitive and immediate participant in the online banking market, thereby broadening its product portfolio and creating a leading end-to-end, "one-stop-shop" financial portal for managing personal finances and services online. The Company issued 35.6 million shares of its common stock in exchange for all outstanding common stock of Telebanc. The acquisition was accounted for as a pooling of interests and, accordingly, all historical information has been prepared to give retroactive effect to the acquisition. Prior to the acquisition, Telebanc reported its results of operations on a fiscal year ending December 31. Because E*TRADE reports on a fiscal year ending September 30, financial information contained in this document for fiscal 1999 includes the results of Telebanc for the twelve months ended September 30, 1999. Fiscal 1998 and 1997 include the results of Telebanc for the twelve months ended December 31, 1998 and 1997, respectively. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37.8 million, net revenues of $8.9 million, and net income of $655,000), have been included in both fiscal 1999 and 1998, and are reflected as an adjustment to retained earnings in fiscal 1999. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The Company has classified the operations of its historical business, TIR and Telebanc as separate reportable segments due to the relatively short history of the combined operations and due to Telebanc's online banking services which represents a new line of business.

  The Company's gross revenues consist principally of securities brokerage commissions from retail transactions, payments for order flow, interest income, institutional trade execution fees, international license and royalty revenues, and to a lesser degree, revenue from services and gains on the sale of loans and securities. The Company has experienced substantial growth in its revenues since E*TRADE Securities was formed. At the end of fiscal 1992, the Company was processing slightly over 100 brokerage transactions per day. For the quarter ended September 30, 1999, the Company's average daily brokerage transaction volume was 80,350, a 163% increase over the average daily brokerage transaction volume of 30,494 in the equivalent period in fiscal 1998. Although increases in the overall activity in the securities markets have contributed to the Company's growth, the Company believes that its growth has also been due to the success of its advertising campaigns in bringing brand name recognition to the E*TRADE name, the launch of Internet access to E*TRADE in February 1996, and the continuing successful integration of new product developments and acquired businesses.

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

  The Company implemented self-clearing operations for equity securities in July 1996, and self-clearing operations for options in April 1997. Clearing services include the confirmation, receipt, settlement, custody and delivery functions involved in processing securities transactions. The conversion to self-clearing has allowed the Company to realize significant cost savings and revenue enhancement.

  The Company assumes direct responsibility for the possession and control of customer securities and other customer assets and the clearing of customers' securities transactions. This responsibility requires the Company to record on its balance sheet the receivables and payables to the Company that are a result of customer margin loans (i.e., loans made to customers that are collateralized by securities held in the customers' accounts at the Company) and customer free credit balances (i.e., customer cash balances maintained by the Company), respectively. In addition, to the extent that the Company's customer debit balances exceed customer free credit balances, the Company may be required to obtain financing for any excess debit balance. The Company had receivables from customers and non-customers, brokers, dealers and clearing organizations of $2.9 billion and payables to customers and non-customers, brokers, dealers and clearing organizations of $2.8 billion as of September 30, 1999. The Company contracts with a third-party service bureau, BETA Systems, for its customer record keeping and data processing services.

  The acquisition of Telebanc in January 2000 has resulted in diversifying the Company's sources of revenue by increasing the significance of net interest income derived from banking operations. Net interest income from the Company's banking operations is the difference between the rates of interest earned on the Company's loans and other interest-earning assets and the rates of interest paid on the Company's deposits and borrowed funds. An indicator of a financial institution's profitability is its net interest margin or net yield on interest-earning assets, which is its annualized net interest income divided by the average balance of interest-earning assets. Fluctuations in interest rates, as well as volume and composition changes in interest-earning assets and interest-bearing liabilities may materially affect net interest income from banking activities.

  The Company actively monitors its net interest rate sensitivity position. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates. To this end, the Company has established an asset-liability committee and implemented a risk measurement guideline employing market value of equity and gap methodologies and other measures. In an effort to manage interest rate exposure, the Company uses various hedging techniques such as caps, floors, interest rate swaps and financial options.

  The Company's asset acquisition strategy related to its banking operations is to purchase pools of one- to four-family first lien mortgages and mortgage-related securities. The Company does not currently originate loans. The Company believes that by purchasing a seasoned and geographically diverse mortgage loan portfolio, expenses related to loan acquisition are reduced and the Company is better able to manage the credit quality risk. As of September 30, 1999, the Company had approximately 97,000 banking customer accounts and $2.1 billion in banking deposits. The Company's banking deposits and customer accounts grew 108% and 107%, respectively, in fiscal year 1999.

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

  The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its non-compliance with applicable regulations. In particular, in fiscal 1997, the Company failed to comply with applicable brokerage-related advertising restrictions in one international jurisdiction and, due to a clerical oversight, failed to timely renew its registration as a broker-dealer in two states, Nebraska and Ohio. One of the states, Ohio, as a condition of renewing the Company's license as a broker-dealer in that state, required the Company to offer customers resident in that state the ability to rescind (for up to 30 days) certain securities transactions effected through the Company during the period January 1, 1997 through April 15, 1997, the date the Company's license was renewed. In fiscal 1997, the Company recorded a $4.3 million pre-tax charge against earnings in connection with this matter.

Results of Operations

  The following table sets forth the components of both gross and net revenues and percent change information related to certain items on the Company's consolidated statements of operations for the periods indicated:

                                       Years Ended
                                      September 30,         Percent Change
                                   -------------------- -----------------------
                                                        1999 versus 1998 versus
                                    1999   1998   1997     1998        1997
                                   ------ ------ ------ ----------- -----------
                                              (dollars in millions)
Transaction revenues:
  Commissions..................... $316.7 $136.3 $ 82.9     132%         64 %
  Order flow......................   39.1   25.8   26.8      52%         (4)%
                                   ------ ------ ------
      Total transaction revenue...  355.8  162.1  109.7     119%         48 %
                                   ------ ------ ------
Interest income:
  Brokerage-related activities....  175.5   85.7   37.3     105%        130 %
  Banking-related lending
   activities.....................  192.6  100.1   59.3      92%         69 %
                                   ------ ------ ------
      Total interest income.......  368.1  185.8   96.6      98%         92 %
                                   ------ ------ ------
Global and institutional..........  111.0   95.8   80.1      16%         20 %
Other.............................   40.5   28.2   23.9      44%         18 %
                                   ------ ------ ------
      Gross revenues..............  875.4  471.9  310.3      86%         52 %
                                   ------ ------ ------
Interest expense:
  Brokerage-related activities....   72.8   40.0   15.1      82%        165 %
  Banking-related borrowing
   activities.....................  142.7   80.3   46.1      78%         74 %
                                   ------ ------ ------
      Total interest expense......  215.5  120.3   61.2      79%         97 %
Provision for loan losses.........    2.7    0.9    0.9     200%         -- %
                                   ------ ------ ------
      Net revenues................ $657.2 $350.7 $248.2      87%         41 %
                                   ====== ====== ======

Fiscal Years Ended September 30, 1999, 1998 and 1997

 Revenues

  The Company's gross revenues have increased to $875.4 million in fiscal 1999, up 86% from $471.9 million in fiscal 1998, which was up 52% from $310.3 million in fiscal 1997. Net revenues increased to $657.2 million in 1999, up 87% from $350.7 million in fiscal 1998, which was up 41% from $248.2 million in fiscal 1997.

 Transaction Revenues

  Transaction revenues increased to $355.8 million in fiscal 1999, up 119% from $162.1 million in fiscal 1998, which was up 48% from $109.7 million in fiscal 1997. Transaction revenues consist of commission revenues and payments for order flow.

  Commission revenues increased to $316.7 million, up 132% from $136.3 million in fiscal 1998, which was up 64% from $82.9 million in fiscal 1997. Brokerage transactions for fiscal 1999 totaled 17.3 million or an average of 68,500 transactions per day. This is an increase of 148% over the average daily brokerage transaction volume of 27,600 in fiscal 1998, which was up 68% from 16,400 in fiscal 1997. Average commissions per brokerage transaction declined to $18.35 in fiscal 1999 from $19.58 in fiscal 1998 and $20.00 in fiscal 1997. The decline in commissions per brokerage transaction was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the new Power E*TRADE program, a component of which provides reduced commissions for active traders.

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

 Interest Income and Expense

  Interest income from brokerage-related activities is comprised of interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin and fees earned on its customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing liabilities which include customer deposits, advances from the Federal Home Loan Bank ("FHLB") of Atlanta, and other borrowings.

  Brokerage interest income increased to $175.5 million in fiscal 1999, up 105% from $85.7 million in fiscal 1998, which was up 130% from $37.3 million in fiscal 1997. These increases were reflective of the overall increases in: average customer margin balances, which increased 100% to $1.9 billion in fiscal 1999, from $0.9 billion in fiscal 1998, which was an increase of 164% from $0.4 billion in fiscal 1997; and average customer money market fund balances, which have increased 130% to $3.2 billion in fiscal 1999, from $1.4 billion in fiscal 1998, which was an increase of 76% from $0.8 billion in fiscal 1997. Brokerage interest expense increased to $72.8 million in fiscal 1999, up 82% from $40.0 million in fiscal 1998, which was up 165% from $15.1 million in fiscal 1997. These increases were reflective of the overall increases in: average customer credit balances, which have increased 102% to $494 million in fiscal 1999, from $244 million in fiscal 1998, which was a 12% increase from $219 million in fiscal 1997; and average stock loan balances, which have increased 61% to $1.1 billion in fiscal 1999, from $683 million in fiscal 1998, which was up 277% from $181 million in fiscal 1997.

  Interest income and expense from banking-related activities fluctuates on the basis of changes in the volume of the related interest-earning assets and interest-bearing liabilities held as well as changes in interest rates. Banking interest income increased to $192.6 million in fiscal 1999, up 92% from $100.1 million in fiscal 1998, which was up 69% from $59.3 million in fiscal 1997. These increases were reflective of the overall increases in the average interest-earning asset balances offset by decreasing average interest yields. Average interest-earning assets increased 103% to $2.8 billion in fiscal 1999, from $1.4 billion in fiscal 1998, which was an increase of 75% from $772 million in fiscal 1997. The average yield decreased to 7.01% in fiscal 1999 from 7.28% in fiscal 1998, which decreased from 7.70% in fiscal 1997. Interest expense from banking activities increased to $142.7 million in fiscal 1999, up 78% from $80.3 million in fiscal 1998, which was up 74% from $46.1 million in fiscal 1997. These increases were reflective of the overall increases in the average interest-bearing liabilities partially offset by a decrease in the average cost of the borrowings. Average interest-bearing liabilities increased 92% to $2.5 billion in fiscal 1999, from $1.3 billion in fiscal 1998, which was an increase of 76% from $738 million in fiscal 1997. The average cost decreased to 5.69% in fiscal 1999 from 6.08% in fiscal 1998, which decreased from 6.21% in fiscal 1997.

  The following table presents average balance data and income and expense data for the Company's banking operations and the related interest yields and rates for each of the three years ended September 30, 1999, 1998 and 1997. The table also presents information for the periods indicated with respect to net interest margin, an indicator of profitability. Another indicator of profitibility is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest income includes the incremental tax benefit of tax exempt income.

                                    Fiscal 1999                     Fiscal 1998                    Fiscal 1997
(Dollars in thousands)    ------------------------------- ------------------------------- -----------------------------
                           Average   Interest   Average    Average   Interest   Average   Average  Interest   Average
                           Balance   Inc./Exp. Yield/Cost  Balance   Inc./Exp. Yield/Cost Balance  Inc./Exp. Yield/Cost
                          ---------- --------- ---------- ---------- --------- ---------- -------- --------- ----------
Interest-earning banking
 assets:
Loans receivable, net...  $1,288,221 $ 97,427      7.56%  $  663,913  $51,166      7.71%  $441,819  $34,729      7.86%
Interest-bearing
 deposits...............      27,624    1,307      4.73        8,339      499      5.98      9,709      559      5.76
Mortgage backed and
 related available-for-
 sale securities .......   1,184,003   77,493      6.55      492,077   34,474      7.01    226,064   17,646      7.81
Available-for-sale
 investment securities
 .......................     211,342   13,233      6.43      157,381   10,072      6.40     73,649    4,776      6.49
Investment in FHLB
 stock..................      25,001    1,876      7.50       11,651      870      7.47      8,338      605      7.25
Trading securities......      15,001    1,104      7.36       19,760    1,477      7.47     12,581    1,124      8.81
                          ---------- --------             ----------  -------             --------  -------
 Total interest-earning
  banking assets........   2,751,192 $192,440      7.01    1,353,121  $98,558      7.28    772,160  $59,439      7.70
                                     --------                         -------                       -------
Non-interest earning
 banking assets.........     107,025                          52,841                        41,465
                          ----------                      ----------                      --------
 Total banking assets...  $2,858,217                      $1,405,962                      $813,625
                          ==========                      ==========                      ========
Interest-bearing banking
 liabilities:
Retail deposits.........  $1,390,957 $ 79,404      5.71%  $  753,352  $45,016      5.98%  $432,641  $25,958      6.00%
Brokered callable
 certificates of
 deposit................      67,071    4,449      6.63       54,491    3,638      6.68        --       --        --
FHLB advances...........     473,849   25,809      5.37      219,487   13,022      5.85    160,681    9,885      6.07
Other borrowings........     549,090   30,184      5.42      242,412   14,149      5.76    117,515    6,941      5.83
Subordinated debt, net..      19,911    2,359     11.85       29,880    3,526     11.80     27,434    3,279     11.95
                          ---------- --------             ----------  -------             --------  -------
 Total interest-bearing
  banking liabilities...   2,500,878 $142,205      5.69    1,299,662  $79,351      6.08    738,271  $46,063      6.21
                                     --------                         -------                       -------
Non-interest-bearing
 banking liabilities....      28,256                          19,312                        25,719
                          ----------                      ----------                      --------
 Total banking
  liabilities...........   2,529,134                       1,318,934                       763,990
 Trust preferred
  securities............      33,847                          20,599                         9,597
 Total banking
  shareowners' equity...     295,236                          66,429                        40,038
                          ----------                      ----------                      --------
 Total banking
  liabilities and
  shareowners' equity...  $2,858,217                      $1,405,962                      $813,625
                          ==========                      ==========                      ========
Excess of interest-
 earning banking assets
 over interest-bearing
 banking liabilities/net
 interest income........  $  250,314 $ 50,235             $   53,459  $19,207             $ 33,889  $13,376
                          ========== ========             ==========  =======             ========  =======
Net interest spread.....                           1.32%                           1.20%                         1.49%
                                                 ======                          ======                        ======
Net interest margin (net
 yield on interest-
 earning banking
 assets)................                           1.83%                           1.42%                         1.73%
                                                 ======                          ======                        ======
Ratio of interest-
 earning banking assets
 to interest-bearing
 banking liabilities....                         110.01%                         104.12%                       104.59%
                                                 ======                          ======                        ======
Return on average total
 banking assets.........                           0.09%                           0.10%                         0.52%
                                                 ======                          ======                        ======
Return on average net
 banking assets.........                           0.79%                           2.07%                        10.53%
                                                 ======                          ======                        ======
Equity to total banking
 assets.................                          10.33%                           4.72%                         4.92%
                                                 ======                          ======                        ======

  The following table allocates the period-to-period changes in the Company's various categories of banking-related interest and expense between changes due to (1) changes in asset/liability volume, calculated by multiplying the change in average asset/liability volume of the related interest-earning asset or interest-bearing liability category by the prior year's interest rate, and (2) changes in interest rate, calculated by multiplying changes in interest rate by the prior year's asset/liability volume. Changes due to changes in rate-volume, which is calculated as the change in interest rate multiplied by changes in asset/liability volume, have been allocated proportionately between changes in asset/liability volume and changes in interest rate.

                           Fiscal 1999 vs. Fiscal    Fiscal 1998 vs. Fiscal
                                    1998                      1997
                           ------------------------  -------------------------
                            Increase (Decrease)      Increase (Decrease) Due
                                   Due To                      To
                           ------------------------  -------------------------
                           Volume    Rate    Total   Volume    Rate     Total
                           -------  ------  -------  -------  -------  -------
                                           (in thousands)
Interest-earning banking
 assets:
 Loans receivable, net.... $47,198  $ (937) $46,261  $17,102   $ (665) $16,437
 Interest-bearing
  deposits................     888     (80)     808      (76)      16      (60)
 Mortage-backed and
  related available-for-
  sale securities ........  45,130  (2,111)  43,019   18,433   (1,605)  16,828
 Available-for-sale
  investment securities ..   3,374    (213)   3,161    5,358      (62)   5,296
 Investment in FHLB
  stock...................   1,002       4    1,006      247       18      265
 Trading securities.......    (351)    (22)    (373)     495     (142)     353
                           -------  ------  -------  -------  -------  -------
    Total interest-earning
     banking assets.......  97,241  (3,359)  93,882   41,559   (2,440)  39,119
                           -------  ------  -------  -------  -------  -------
Interest-bearing banking
 liabilities:
 Savings deposits.........   5,133    (335)   4,798    1,784      (38)   1,746
 Time deposits............  31,288  (1,698)  29,590   17,666     (354)  17,312
 Brokered callable
  certificates of
  deposit.................     834     (23)     811    3,638      --     3,638
 FHLB advances............  13,760    (973)  12,787    3,475     (338)   3,137
 Other borowings..........  16,808    (773)  16,035    7,289      (81)   7,208
 Subordinated debt, net...  (1,181)     14   (1,167)     288      (41)     247
                           -------  ------  -------  -------  -------  -------
    Total interest-bearing
     banking liabilities..  66,642  (3,788)  62,854   34,140     (852)  33,288
                           -------  ------  -------  -------  -------  -------
Change in net interest
 income................... $30,599  $  429  $31,028  $ 7,419  $(1,588) $ 5,831
                           =======  ======  =======  =======  =======  =======

 Global and Institutional

  Global and institutional revenues increased to $111.0 million in fiscal 1999, up 16% from $95.8 million in fiscal 1998, which was up 20% from $80.1 million in fiscal 1997. Global and institutional revenues are comprised of revenues from TIR's operations, as well as licensing fees and royalties from E*TRADE International's affiliates. TIR's global and institutional revenues increased to $106.9 million in fiscal 1999, up 20% from $88.8 million in fiscal 1998, which was up 17% from $76.1 million in fiscal 1997. These increases are primarily attributable to strong market conditions in the U.S. and Europe, as well as an increase in futures commissions. TIR global and institutional revenues are largely comprised of commissions from institutional trade executions; for fiscal 1999 approximately 60% of their transactions were from outside the U.S., and approximately 60% were cross-border transactions. International licensing fees and royalties decreased to $4.1 million in fiscal 1999, down 41% from $7.0 million in fiscal 1998, which was up 75% from $4.0 million in fiscal 1997.

 Other Revenues

  Other revenues increased to $40.5 million in fiscal 1999, up 44% from $28.2 million in fiscal 1998, which was up 18% from $23.9 million in fiscal 1997. Other revenues increased primarily due to growth in mutual funds revenue, revenues from advertising on the Company's Web site, investment banking revenue, E*TRADE Business Solutions revenue, gains on the sale of banking-related loans and securities, and brokerage and banking-related fees for services.

 Provision for Loan Losses

  The provision for loan losses increased to $2.7 million in fiscal 1999, up 200% from $905,000 in fiscal 1998, which was down 2% from $921,000 in fiscal 1997. The provision for loan losses recorded reflects increases to the Company's allowance for loan losses based upon management's review and assesment of the risk in the Company's loan portfolio, as well as the level of charge-offs to the Company's allowance for loan losses. The increase in the provision for loan losses in fiscal 1999 primarily reflects the significant growth in the Company's loan portfolio in fiscal 1999. As of September 30, 1999, the total loan loss allowance was $7.1 million, or 0.33% of total loans outstanding. The total loan loss allowance as of September 30, 1998 was $4.7 million, which was 0.59% of total loans outstanding. As of September 30, 1999, the general loan loss allowance was $6.7 million, or 78.8% of total non-performing assets of $8.5 million. As of September 30, 1998, the general loan loss allowance of $4.2 million totaled 34.4% of total non-performing assets of $12.2 million.

 Cost of Services

  Total cost of services increased to $292.9 million in fiscal 1999, up 102% from $145.0 million in fiscal 1998, which was up 46% from $99.3 million in fiscal 1997. Cost of services includes expenses related to the Company's clearing and banking operations, customer service activities, Web site content costs, and system maintenance and communication expenses. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the Company's technology centers. Included in total cost of services for fiscal 1997 was a charge of $4.3 million, which resulted from a clerical oversight connected with the Company's failure to timely renew its registration as a broker-dealer in the state of Ohio. Cost of services as a percentage of net revenues was 44.6% in fiscal 1999 compared to 41.4% in fiscal 1998 and 40.0% in fiscal 1997. The increase in fiscal 1999, is primarily related to the introduction of 24x7x366 live agent customer service, the build-out of the technology operation infrastructure to support the growth of the global business, added content to the Web site, and the promotional and pricing programs introduced in fiscal 1999.

 Operating Expenses

  Selling and marketing expenses increased to $321.6 million in fiscal 1999, up 159% from $124.4 million in fiscal 1998, which was up 79% from $69.3 million in fiscal 1997. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. Selling and marketing expenditures also include Telebanc's selling and marketing costs, which increased during 1999 as the Company implemented a targeted, national advertising campaign and marketing initiative. Selling and marketing expenses also include TIR's selling and marketing costs, which are predominantly sales-related and non-account generating. Increased selling and marketing expenditure levels are expected to continue in fiscal 2000.

  Technology development expenses increased to $76.9 million in fiscal 1999, up 127% from $33.9 million in fiscal 1998, which was up 147% from $13.7 million in fiscal 1997. The increased level of expense was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, development efforts related to the launch of Destination E*TRADE and proprietary stateless architecture, and reflects the Company's continuing commitment to invest in new products and technologies.

  General and administrative expenses increased to $102.1 million in fiscal 1999, up 104% from $50.1 million in fiscal 1998, which was up 60% from $31.4 million in fiscal 1997. These increases were the result of personnel additions, the development of administrative functions resulting from the overall growth in the Company, and the costs associated with opening the technology center in Alpharetta, Georgia.

  Merger-related expenses of $7.2 million were recognized in the third and fourth quarters of fiscal 1999 and primarily relate to the transaction costs associated with the TIR, ClearStation and Telebanc acquisitions. In fiscal 1998, the Company recognized $1.2 million of transaction costs associated with the ShareData acquisition.

Additional costs associated with the Company's mergers and acquisitions are expected to be incurred during fiscal 2000.

 Non-operating Income (Expense)

  Corporate interest income-net was $19.6 million, $11.0 million and $3.5 million in fiscal 1999, 1998 and 1997, respectively, which primarily resulted from interest earned on the Company's investments.

  In fiscal 1999, the Company sold a portion of its holdings in Knight/Trimark and CriticalPath, recognizing pre-tax gains of $50.0 million on the sales. These investments have been classified as available-for-sale under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in gain on sale of investments in fiscal 1999 is a $4.1 million pre-tax gain on the sale of Telebanc's investment in AGT PRA, LLC in April 1999.

  Equity in income (losses) of investments was ($8.8 million), $531,000 and ($1.1 million) in fiscal 1999, 1998 and 1997, respectively, which resulted from the Company's ownership in its investments that are accounted for under the equity method. These investments include E*TRADE U.K., E*TRADE Japan, E*OFFERING and Archipelago, among others. The Company expects that these companies will continue to invest in the development of their products and services, and to incur operating losses for at least the next 12 months, which will result in future charges being recorded by the Company to reflect its proportionate share of losses.

 Income Tax Expense (Benefit)

  Income tax expense (benefit) represents the provision for federal and state income taxes at an effective tax rate of (39.8%), 28.7% and 33.1% for fiscal 1999, 1998 and 1997, respectively.

 Minority Interest in Subsidiary

  Minority interest in subsidiary was $2.2 million, $1.4 million and $394,000 in fiscal 1999, 1998 and 1997, respectively, resulting from Telebanc's interest payments to subsidiary trusts which have issued Company obligated mandatorily redeemable preferred capital securities and which hold junior subordinated debentures of the Company.

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

  On May 31, 1999, the Company entered into a definitive agreement to merge with Telebanc Financial Corporation ("Telebanc"), a holding company for Telebank, a branchless bank which provides banking products and services over the Internet. On July 13, 1999, the Company entered into a definitive agreement to acquire TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. The Company has been advised by both Telebanc and TIR that they have ongoing programs to identify and remediate any year 2000 issues. With respect to TIR and Telebanc, the Company has relied upon the representations of management or former management with respect to year 2000 readiness, including representations and warranties that products and services and internal computer systems are year 2000 ready, that appropriate inquires of its key suppliers of services and products have been made, and that TIR reasonably expects that they will not incur any material expenses associated with securing year 2000 readiness of its products or services, internal computer systems or the computer systems of key suppliers or customers. The TIR acquisition closed on August 31, 1999 and the Telebanc acquisition closed January 12, 2000; therefore, the Company's operating results will be impacted by the additional assessment, remediation, validation, implementation and testing costs which these entities may incur. While the managements of Telebanc and TIR have made certain representations with respect to their year 2000 readiness, we can give no assurances as to the adequacy of the year 2000 efforts of Telebanc or TIR or their impact to the Company.

  The Company spent approximately $5.6 million on year 2000 readiness efforts through September 30, 1999, and currently estimates that it will spend approximately an additional $1.0 million. These expenditures will consist primarily of compensation for employees and contractors dedicated to this project. This estimate excludes the time that may be spent by management and administrative staff in guiding and assisting the effort described above or for making systems other than core brokerage computer systems year 2000 capable. The Company expects to fund all year 2000 related costs through operating cash flows. These costs are not expected to result in increased information technology expenditures because they will be funded through a reallocation of the Company's overall development spending. In accordance with accounting principles generally accepted in the United States of America, such expenditures will be expensed as incurred. At this time, it does not appear that the costs of addressing year 2000 issues will have a material adverse impact on the Company's financial position. However, there can be no assurance that these costs will not be greater than anticipated. In the event that the Company, and third parties upon which it relies, have not adequately addressed year 2000 issues, it could result in a material financial risk to the Company.

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


Variability of Results

  The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing and banking services and products by the Company or its competitors; market acceptance of online investing and banking services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in securities and banking markets; domestic and international regulation of the brokerage and banking industries; changes in interest rates; changes in pricing policies by the Company or its competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected growth; and general economic conditions.

  Because of the foregoing factors, in addition to other factors that affect the Company's operating results and financial position, investors should not consider past financial performance or management's expectations a reliable indicator of future performance, and should not use historical trends to anticipate results or trends in future periods. In that regard, results of operations and financial condition could be adversely affected by a number of factors in addition to those discussed above, including overall economic conditions and lower than expected demand. Further, the Company's stock price is subject to volatility. Any of the factors discussed above could have an adverse effect on the Company's stock price. In addition, the Company's stock price could be adversely affected if the Company's revenues or earnings in any quarter fail to meet the investment community's expectations, or if there are broader, negative market trends. The Company does not undertake an obligation to update its forward-looking statements or risk factors to reflect future events or circumstances.

Liquidity and Capital Resources

  Liquidity represents the Company's ability to raise funds to fund operations, support asset growth, and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet the Company's ongoing obligations. The Company has historically met its liquidity needs primarily through investing and financing activities, consisting principally of equity offerings, increases in core deposit accounts, maturing short-term investments, loans and repayments of investment securities, and, to a lesser extent, sales of loans or securities. The Company believes that it will be able to renew or replace its funding sources at then-existing market rates, which may be higher or lower than current rates. Pursuant to applicable Office of Thrift Supervision ("OTS") regulations, Telebank is required to maintain an average liquidity ratio of 4.0% of certain borrowings and its deposits, which requirement it fully met during 1999 and 1998. Prior to November 24, 1997, this requirement was 5.0%, which Telebank fully met during 1997.

  In August 1997, the Company completed a secondary public offering of 29,220,000 shares of the Company's common stock at a price of $6.88 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million.

  In July 1998, the Company entered into an agreement to issue and sell 62,600,000 shares of its common stock to SOFTBANK Holdings, Inc. for an aggregate purchase price of $400 million. This investment represents a minority interest ownership of approximately 22.7% in the Company as of September 30, 1999.

  In April 1999, the Company's newly acquired wholly-owned subsidiary, Telebanc, raised aggregate net proceeds of $395.9 million in a public offering. These proceeds have been reflected in the Company's restated consolidated financial statements.

  The Company has financing facilities totaling $325 million in connection with its brokerage business, to be collateralized by customer securities. There were no borrowings outstanding under these lines at September 30, 1999 or 1998. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

  On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, convertible into 6,355,932 shares of common stock. The Company expects to use approximately $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $19.1 million will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the year ended September 30, 1999, there would have been no change to net loss per share on a diluted basis due to the additional net interest expense associated with the securities.

  In its banking operations, the Company seeks to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. At September 30, 1999, the Company's average retail banking account balance was approximately $21,500, and its banking customers maintained an average 1.76 accounts. Savings and transactional deposits increased $153.5 million to $354 million during the fiscal year ended September 30, 1999, an increase of 76%. Retail certificates of deposit increased $935 million to $1.7 billion during the fiscal year ended September 30, 1999, an increase of 116%. During fiscal 1999, the Company also offered callable certificates of deposit. At September 30, 1999 these deposits increased by $84,000 to $67 million.

  The Company also relies on borrowed funds in its banking operations, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity. Total banking-related borrowings increased $580 million to $1.3 billion at September 30, 1999, an increase of 84%. At September 30, 1999, Telebank had approximately $1.1 billion in additional borrowing capacity.

  At September 30, 1999, the Company had $30.6 million face amount of junior subordinated debentures held by its trust preferred subsidiaries. In June 1999, the Company paid off its $31.0 million face amount of subordinated debentures, recording an extraordinary loss on the early extinguishment of debt of $2.0 million.

During fiscal 1999, the Company recorded interest expense of $5.9 million on the subordinated debentures and junior subordinated debentures.

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

  Cash provided by operating activities was $25.0 million in fiscal 1999, primarily as a result of: the change in banking-related assets and liabilities of $164.1 million; depreciation, amortization and discount accretion of $32.5 million; the increase in accounts payable, accrued and other liabilities in excess of the increase in other assets of $26.5 million; offset, in part, by a net loss in fiscal 1999 of $52.1 million; deferred income taxes of $38.8 million; and an increase in brokerage-related assets in excess of liabilities of $66.1 million. Cash provided by operating activities in fiscal 1998 was $51.6 million. Cash provided primarily reflects net income, increases in brokerage-related assets in excess of related liabilities, the change in banking-related assets and liabilities, the impact of depreciation and amortization, and increases in accounts payable, accrued and other liabilities in excess of other assets. In 1997, cash used in operating activities was $15.8 million. Cash used primarily reflects the change in banking-related assets and liabilities, an increase in brokerage-related assets in excess of related liabilities offset by net income, and increases in accounts payable, accrued and other liabilities in excess of other assets.

  Cash used in investing activities was $1.9 billion in fiscal 1999, $1.4 billion in fiscal 1998 and $499 million in fiscal 1997. In fiscal 1999, the cash used in investing activities was the result of the net increase in loans held for investment of $1.4 billion, the net purchases of available-for-sale securities of $321 million, purchases of $111 million in investments and the purchase of $151 million of property and equipment, offset by the proceeds from the sale of investments of $51 million. This compares to cash used in fiscal 1998 and 1997 where the Company was a net purchaser of loans held for investment, available-for-sale investments, investments, and property and equipment.

  Cash provided by financing activities was $2.0 billion in fiscal 1999, compared with $1.2 billion in fiscal 1998 and $609 million in fiscal 1997. Cash provided by financing activities in fiscal 1999 primarily resulted from the increase in net banking deposits of $1.0 billion, advances from net of payments to the Federal Home Loan Bank ("FHLB") of Atlanta of $269 million, a net increase in securities sold under agreements to repurchase of $311 million, and proceeds from the issuance of common stock of $423 million. This compares to cash provided in fiscal 1998 and 1997 where the Company had an increase in net banking deposits, advances from net of payments to the FHLB of Atlanta, a net increase in securities sold under agreements to repurchase, proceeds from the issuance of trust preferred securities, and proceeds from the issuance of common stock and preferred stock.

  The Company expects that it will incur approximately $195 million of capital expenditures for the 12 months ending September 30, 2000.

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

  Subject to the approval of the OTS and compliance with federal regulations, Telebank pays a dividend to Telebanc semi-annually in an amount equal to Telebanc's aggregate debt service and dividend obligations. Under current OTS capital distribution regulations, as long as Telebank meets the OTS capital requirements before and after the payment of dividends, Telebank may pay dividends to Telebanc without prior OTS approval in an amount equal to the net income to date over the calendar year, plus retained net income over the preceding two years. In addition, the OTS has discretion to prohibit any otherwise permitted capital distribution on general safety and soundness grounds, and Telebank must give 30 days' advance notice to the OTS of all capital distributions, during which time it may object to any proposed distribution. As of September 30, 1999, Telebank had approximately $148.5 million available for payment of dividends under applicable restrictions without regulatory approval.

 Regulatory Capital Requirements

  The SEC, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets.

  The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of September 30, 1999 (in thousands):

                                                 Required     Net      Excess
                                                net capital capital  net capital
                                                ----------- -------- -----------
     E*TRADE Securities, Inc. .................   $52,206   $162,729  $110,523
     TIR Securities, Inc. .....................        82      2,289     2,207
     TIR Investor Select, Inc. ................         5        254       249
     Marquette Securities, Inc. ...............       250        445       195

  Telebank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require Telebank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. To be categorized as well capitalized Telebank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. As of September 30, 1999, Telebank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for "well capitalized" institutions under OTS regulations.

  The following table sets forth Telebank's regulatory capital levels as of September 30, 1999 and 1998, in relation to the regulatory requirements in effect at each date. The information below reflects only the regulatory capital of Telebank and does not give effect to additional available capital of its parent Telebanc or E*TRADE. See Note 18 to the consolidated financial statements.

                                                               Required to be
                                                                    Well
                                                                 Capitalized
                                               Required For     Under Prompt
                                                  Capital        Corrective
                                                 Adequacy          Action
                                  Actual         Purposes        Provisions
                              --------------  ---------------  ---------------
                               Amount  Ratio   Amount   Ratio   Amount   Ratio
                              -------- -----  --------- -----  --------- -----
                                          (dollars in thousands)
   As of September 30, 1999:
     Core Capital...........  $440,469 11.20% >$157,320 > 4.0% >$196,651 > 5.0%
     Tangible Capital.......  $440,469 11.20% >$ 58,995 > 1.5%       N/A   N/A
     Tier I Capital.........  $440,469 25.97%       N/A   N/A  >$101,768 > 6.0%
     Total Capital..........  $447,170 26.36% >$135,691 > 8.0% >$169,614 >10.0%

   As of September 30, 1998:
     Core Capital...........  $122,871  5.57% >$ 88,310 > 4.0% >$110,388 > 5.0%
     Tangible Capital.......  $122,871  5.57% >$ 33,116 > 1.5%       N/A   N/A
     Tier I Capital.........  $122,871 12.95%       N/A   N/A  >$ 56,934 > 6.0%
     Total Capital..........  $127,179 13.40% >$ 75,913 > 8.0% >$ 94,891 >10.0%

Changes in accounting principles

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137. The Company expects to implement SFAS 133 as of October 1, 2000. The Company has not yet determined the effect, if any, of adopting this new standard.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. The Company implemented SOP 98-5 on January 1, 1999 and, as a result, recognized $469,000 of previously capitalized start-up costs, net of tax, as a cumulative effect of a change in accounting principle. These costs related primarily to the establishment of Telebanc Insurance Services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  For quantitative and qualitative disclosures about market risk, the Company has evaluated such risk for its brokerage and banking-related operations separately due to the recent acquisition of Telebanc which represents a new line of business for the Company.

Brokerage and Investment Operations

 Interest Rate Sensitivity

  The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than two years. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 1999, the fair value of the portfolio would decline by an immaterial amount. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

 Equity Price Risk

  The Company has investments in publicly-traded equity securities. The fair value of these securities at September 30, 1999 was $317.8 million, compared with $45.8 million at September 30, 1998. If the market price of the securities held at September 30, 1999 were to decrease by 10%, the fair value of the portfolio would decline by $31.8 million, which would not have a material effect on the financial position of the Company. The Company accounts for these securities as available-for-sale, and unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners' equity, but not reflected in the determination of operating results until the securities are sold. At September 30, 1999, unrealized gains on these securities were $282.3 million.

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

Banking Operations

 Interest Rate Sensitivity Management

  The Company actively monitors the net interest rate sensitivity position of its banking business. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates. The risk management function is responsible for measuring, monitoring and controlling market risk and communicating risk limits in connection with Telebank's asset/liability management activities and trading.

  Telebank's strategies are intended to stabilize its net interest margin and its exposure to market risk under a variety of changes in interest rates. By actively managing the maturities of its interest-sensitive assets and liabilities, Telebank seeks to maintain a relatively consistent net interest margin and mitigate much of the interest rate risk associated with such assets and liabilities.

  Management uses a risk management process that allows risk-taking within specific limits. To this end, Telebank has established an asset-liability committee and implemented a risk measurement guideline employing market value of equity and gap methodologies and other measures.

  The Telebank asset-liability committee establishes the policies and guidelines for the management of Telebank's assets and liabilities. The committee's policy is directed toward reducing the variability of the market value of Telebank's equity under a wide range of interest rate environments. Fair value of equity represents the net fair value of Telebank's financial assets and liabilities, including off-balance sheet hedges. Telebank monitors the sensitivity of changes in the fair value of equity with respect to various interest rate environments and reports regularly to the asset-liability committee. Effective fair value management maximizes net interest income while constraining the changes in the fair value of equity with respect to changes in interest rates to acceptable levels. The model calculates a benchmark fair value of equity for current market conditions.

  Telebank uses sensitivity analysis to evaluate the rate and extent of changes to the fair value of equity under various market environments. In preparing simulation analyses, Telebank breaks down the aggregate investment portfolio into discrete product types that share similar properties, such as fixed or adjustable rate, similar coupon and similar age. Under this analysis, Telebank calculates net present value of expected cashflows for interest sensitive assets and liabilities under various interest rate scenarios. In conducting this sensitivity analysis, the model considers all assets (including whole loan mortgages, mortgage-backed securities, mortgage derivatives, corporate bonds), liabilities and off-balance sheet hedges (including interest rate swaps, caps and options). The range of interest rate scenarios evaluated encompasses significant changes to current market conditions. By this process, Telebank subjects its interest rate sensitive assets and liabilities to substantial market stress and evaluate the fair value of equity resulting from various market scenarios. The asset-liability committee reviews the results of these stress tests and establishes appropriate strategies to promote continued compliance with established guidelines.

  Management measures the efficiency of its asset-liability management strategies by analyzing, on a quarterly basis, Telebank's theoretical fair value of equity and the expected effect of changes in interest rates. The board of directors establishes limits within which such changes in the fair value of equity are to be maintained in the event of changes in interest rates.

  Telebank calculated a theoretical fair value of equity in response to a hypothetical change in market interest risk. The model addresses the exposure to Telebank of its market sensitive non-trading financial instruments. The model excludes Telebank's trading portfolio, which, based on management's analysis, has an immaterial impact on Telebank's fair value of equity. A hypothetical instantaneous 100 basis points rise in interest rates would cause the fair value of Telebank's net assets to decrease by 9.0%.

  Every method of market value sensitivity analysis contains inherent limitations and express and implied assumptions that can affect the resulting calculations. For example, each interest rate scenario reflects unique prepayment and repricing assumptions. In addition, this analysis offers a static view of assets, liabilities and hedges held as of September 30, 1999 and makes no assumptions regarding transactions we might enter into in response to changing market conditions.

  Telebank's primary interest risk is the exposure to increasing interest rates. Telebank manages its exposure to increasing interest rates, principally changes in three-month LIBOR associated with the cost of our deposits and advances from the Federal Home Loan Bank of Atlanta, by entering into related interest rate swap and cap agreements. These instruments contain principally the same terms and notional balance as the related designated liabilities.

  Telebank employs various techniques to implement the asset/liability committee's strategies directed toward managing the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. Telebank uses hedging techniques to reduce the variability of fair value of equity and its overall interest rate risk exposure over a one- to seven-year period.

  Telebank also monitors its assets and liabilities by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. Telebank's current asset-liability management strategy is to maintain an evenly matched one- to five-year gap giving effect to hedging, but depending on market conditions and related circumstances, a positive or negative variation may occur. Inclusive of its hedging activities, Telebank's one-year gap at September 30, 1999 was (30.0)%. Telebank's hedge-affected one- to five-year gap at such date was (37.9)%.

  The following assumptions were used to prepare Telebank's gap table at September 30, 1999. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 15% and 20%, based on estimated future prepayment rates for comparable market benchmark securities and Telebank's prepayment history. The table also assumes that fixed-rate, current-coupon residential loans and mortgage-backed securities prepay at an annual rate of between 8% and 12%. The above assumptions were adjusted up or down on a pool-by-pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of Telebank's assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

  The following table sets forth Telebank's gap at September 30, 1999.

                           Balance at             Repricing     Repricing     Repricing    Repricing in
                          September 30, Percent    Within        Within        Within       More Than
                              1999      of Total 0-3 Months    4-12 Months    1-5 Years      5 Years
                          ------------- -------- -----------   -----------   -----------   ------------
                                                  (dollars in thousands)
Interest-earning banking
 assets:
   Loans receivable,
    net.................   $2,154,509     55.88% $    55,033   $   166,748   $   785,700    $1,147,028
   Mortgage-backed
    securities,
    available-for-sale
    and trading.........    1,454,248     37.72       11,872       109,986       592,604       739,786
   Investment securities
    available-for-sale,
    trading and FHLB
    stock...............      218,046      5.66       43,961         1,933        65,166       106,986
   Federal funds sold
    and interest bearing
    deposits............       28,655      0.74          --          5,731        22,924           --
                           ----------    ------  -----------   -----------   -----------    ----------
     Total interest-
      earning banking
      assets............    3,855,458    100.00% $   110,866   $   284,398   $ 1,466,394    $1,993,800
                                         ======  ===========   ===========   ===========    ==========
Non-interest-earning
 banking assets.........      125,786
                           ----------
     Total banking
      assets ...........   $3,981,244
                           ==========
Interest-bearing banking
 liabilities:
   Savings deposits.....   $  354,391     10.33% $       --    $    35,439   $   318,952    $      --
   Time deposits........    1,808,291     52.72      253,435     1,278,238       221,413        55,205
   FHLB advances........      477,000     13.91      277,000           --        200,000           --
   Other borrowings.....      790,474     23.04      790,474           --            --            --
                           ----------    ------  -----------   -----------   -----------    ----------
     Total interest-
      bearing banking
      liabilities.......    3,430,156    100.00% $ 1,320,909   $ 1,313,677   $   740,365    $   55,205
                                         ======  ===========   ===========   ===========    ==========
Non-interest-bearing
 banking liabilities....       14,870
                           ----------
     Total banking
      liabilities.......   $3,445,026
                           ==========
Periodic gap............                         $(1,210,043)  $(1,029,279)  $   726,029    $1,938,595
                                                 ===========   ===========   ===========    ==========
Cumulative gap..........                         $(1,210,043)  $(2,239,322)  $(1,513,293)   $  425,302
                                                 ===========   ===========   ===========    ==========
Cumulative gap to total
 assets.................                               (30.4)%       (56.2)%       (38.0)%        10.7%
Cumulative gap to total
 assets hedge affected..                                (3.6)%       (30.0)%       (37.9)%        10.7%

  Impact of Inflation and Changing Prices

  The impact inflation has on Telebank is different from the impact on an industrial company because substantially all of our assets and liabilities are monetary in nature, and interest rates and inflation rates do not always move in concert. Telebank's management believes that the impact of inflation on financial results depends upon Telebank's ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on Telebank's operating expenses. The actual effect of inflation on Telebank's net interest income, however, would depend on the extent to which Telebank was able to maintain a spread between the average yield on its interest-earning assets and the average cost of its interest-bearing liabilities, which would depend to a significant extent on Telebank's asset-liability sensitivity. As discussed above, Telebank seeks to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on Telebank's results of operations for the past three years has been minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................  73

Report of Independent Public Accountants.................................  74

Consolidated Balance Sheets as of September 30, 1999 and 1998.......... .  75

Consolidated Statements of Operations for the Years Ended September 30,
 1999, 1998 and 1997................................................... .  76

Consolidated Statements of Shareowners' Equity for the Years Ended
 September 30, 1999, 1998 and 1997..................................... .  77

Consolidated Statements of Cash Flows for the Years Ended September 30,
 1999, 1998 and 1997.....................................................  79

Notes to Consolidated Financial Statements...............................  80

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of E*TRADE Group, Inc.:

  We have audited the consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Telebanc Financial Corporation ("Telebanc") on January 12, 2000, which has been accounted for as a pooling of interests as described in Note 23 to the consolidated financial statements. We did not audit the balance sheets of Telebanc as of September 30, 1999 and December 31, 1998, or the related statements of operations, shareowners' equity, and cash flows of Telebanc for the twelve months ended September 30, 1999 and the fiscal years ended December 31, 1998 and 1997, which statements reflect total assets of $3,981,244,000 and $2,283,341,000 as of September 30, 1999 and
December 31, 1998, respectively, and gross revenues of $200,833,000, $107,144,000 and $64,532,000 for the twelve months ended September 30, 1999 and the fiscal years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph concerning a change in Telebanc's method of accounting for start up activities in 1999) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Telebanc for 1999, 1998 and 1997, is based solely on the report of such other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
October 13, 1999
[March 15, 2000 as to the
second paragraph of note 1]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Telebanc Financial Corporation and Subsidiaries:

  We have audited the consolidated statements of financial condition of Telebanc Financial Corporation (a Delaware corporation) and subsidiaries as of September 30, 1999 and December 31, 1998, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the year ended September 30, 1999 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telebanc Financial Corporation and subsidiaries as of September 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended September 30, 1999 and the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

  As explained in the financial statements, effective January 1, 1999, Telebanc Financial Corporation and subsidiaries changed its method of accounting for start-up activities in accordance with Statement of Position 98-5, Reporting on the Cost of Start-up Activities.

                                          /s/ ARTHUR ANDERSEN LLP

Vienna, Virginia
March 15, 2000

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                September 30,
                                                            ----------------------
                                                               1999        1998
                                                            ----------  ----------
                          ASSETS
                          ------                            ----------  ----------
Cash and equivalents ...................................... $  124,801  $   71,317
Cash and investments required to be segregated under
 Federal or other regulations..............................    104,500       7,400
Brokerage receivables--net.................................  2,912,581   1,365,247
Mortgage-backed securities.................................  1,426,053   1,012,163
Loans receivable--net......................................  2,154,509     904,854
Investments................................................    830,329     812,093
Property and equipment--net ...............................    178,854      54,805
Goodwill and other intangibles ............................     17,211      19,672
Other assets...............................................    159,386     101,372
                                                            ----------  ----------
    Total assets .......................................... $7,908,224  $4,348,923
                                                            ==========  ==========

            LIABILITIES AND SHAREOWNERS' EQUITY
            -----------------------------------             ----------  ----------
Liabilities:
 Brokerage payables ....................................... $2,824,212  $1,244,513
 Banking deposits..........................................  2,162,682   1,209,470
 Borrowings by bank subsidiary.............................  1,267,474     876,935
 Subordinated notes........................................        --       29,855
 Accounts payable, accrued and other liabilities ..........    203,971     101,920
                                                            ----------  ----------
    Total liabilities .....................................  6,458,339   3,462,693
                                                            ----------  ----------
Company-obligated mandatorily redeemable preferred capital
 securities of subsidiary trusts holding solely junior
 subordinated debentures of the Company and other
 mandatorily redeemable preferred securities ..............     30,584      38,385
                                                            ----------  ----------
Commitments and contingencies

Shareowners' equity:
 Common stock, $.01 par: shares authorized, 600,000,000;
  shares issued and outstanding: 1999, 275,145,791; 1998,
  256,873,762 .............................................      2,751       2,569
 Additional paid-in capital ...............................  1,269,167     788,614
 Unearned ESOP shares......................................     (2,122)     (2,578)
 Retained earnings (deficit) ..............................     (8,364)     44,605
 Accumulated other comprehensive income ...................    157,869      14,635
                                                            ----------  ----------
    Total shareowners' equity .............................  1,419,301     847,845
                                                            ----------  ----------
    Total liabilities and shareowners' equity ............. $7,908,224  $4,348,923
                                                            ==========  ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                 Years Ended September 30,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
Revenues:
  Transaction revenues........................  $ 355,830  $ 162,097  $109,659
  Interest income.............................    368,053    185,804    96,642
  Global and institutional....................    110,959     95,829    80,128
  Other.......................................     40,543     28,163    23,833
                                                ---------  ---------  --------
   Gross revenues.............................    875,385    471,893   310,262
  Interest expense............................   (215,452)  (120,334)  (61,189)
  Provision for loan losses...................     (2,783)      (905)     (921)
                                                ---------  ---------  --------
   Net revenues...............................    657,150    350,654   248,152
                                                ---------  ---------  --------
Cost of services..............................    292,910    145,018    99,312
                                                ---------  ---------  --------
Operating expenses:
  Selling and marketing.......................    321,620    124,408    69,327
  Technology development......................     76,878     33,926    13,731
  General and administrative..................    102,138     50,067    31,353
  Merger-related expenses.....................      7,174      1,167       --
                                                ---------  ---------  --------
   Total operating expenses...................    507,810    209,568   114,411
                                                ---------  ---------  --------
   Total cost of services and operating
    expenses..................................    800,720    354,586   213,723
                                                ---------  ---------  --------
Operating income (loss).......................   (143,570)    (3,932)   34,429
                                                ---------  ---------  --------
Non-operating income (expense):
  Corporate interest income--net..............     19,639     11,036     3,524
  Gain on sale of investments.................     54,093        --        --
  Equity in income (losses) of investments....     (8,838)       531    (1,138)
  Other.......................................        (71)    (1,098)   (1,224)
                                                ---------  ---------  --------
   Total non-operating income ................     64,823     10,469     1,162
                                                ---------  ---------  --------
Pre-tax income (loss).........................    (78,747)     6,537    35,591
Income tax expense (benefit)..................    (31,306)     1,873    11,787
Minority interest in subsidiary...............      2,197      1,362       394
                                                ---------  ---------  --------
Income (loss) before cumulative effect of
 accounting change and extraordinary loss.....    (49,638)     3,302    23,410
Cumulative effect of accounting change, net of
 tax..........................................       (469)       --        --
Extraordinary loss on early extinguishment of
 subordinated debt, net of tax................     (1,985)       --        --
                                                ---------  ---------  --------
Net income (loss).............................    (52,092)     3,302    23,410
Preferred stock dividends.....................        222      2,352       786
                                                ---------  ---------  --------
Income (loss) applicable to common stock......  $ (52,314) $     950  $ 22,624
                                                =========  =========  ========
Income (loss) per share before cumulative
 effect of accounting change and extraordinary
 loss:
  Basic.......................................  $   (0.19) $    0.00  $   0.16
                                                =========  =========  ========
  Diluted.....................................  $   (0.19) $    0.00  $   0.14
                                                =========  =========  ========
Income (loss) per share:
  Basic.......................................  $   (0.20) $    0.00  $   0.16
                                                =========  =========  ========
  Diluted.....................................  $   (0.20) $    0.00  $   0.14
                                                =========  =========  ========
Shares used in computation of income (loss)
 per share before cumulative effect of
 accounting change and extraordinary loss, and
 income (loss) per share:
  Basic.......................................    266,036    190,370   142,776
  Diluted.....................................    266,036    208,224   163,396

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
                                (in thousands)

                                                                                            Accumulated
                          Preferred Stock    Common Stock    Additional Unearned Retained      other        Total
                          ----------------  ---------------   paid-in     ESOP   earnings  comprehensive shareowners'
                          Shares   Amount   Shares   Amount   capital    shares  (deficit)    income        equity
                          -------  -------  -------  ------  ---------- -------- --------- ------------- ------------
Balance, October 1,
1996....................       --  $    --  136,102  $1,361   $87,625    $   --   $22,936     $ 2,521      $114,443
Net income..............                                                           23,410                    23,410
Unrealized gain on
available-for-sale
securities..............                                                                        1,251         1,251
Foreign currency
translation.............                                                                         (380)         (380)
Tax expense on other
comprehensive income
items...................                                                                         (609)         (609)
                                                                                                           --------
 Total comprehensive
 income.................                                                                                     23,672
                                                                                                           --------
Adjustment for ShareData
earnings................                                                             (746)                     (746)
Issuance of common
stock, net of issuance
costs...................                     30,057     300   190,097                                       190,397
Issuance of 4% cumultive
preferred stock, Series
A.......................   18,850    9,634                                                                    9,634
Issuance of 4% cumultive
preferred stock, Series
B.......................    4,050    2,070                                                                    2,070
Issuance of 4% cumultive
preferred stock, Series
C.......................    7,000    3,577                                                                    3,577
Exercise of stock
options, including tax
benefit.................                      7,072      71     8,498                                         8,569
Associate Stock Purchase
Plan....................                        296       3       685                                           688
Cash dividends--
ShareData / TIR /
Telebanc................                                                           (1,945)                   (1,945)
Other stock
transactions............                       (212)     (2)     (839)                                         (841)
                          -------  -------  -------  ------   -------    ------   -------     -------      --------
Balance, September 30,
1997....................   29,900   15,281  173,315   1,733   286,066        --    43,655       2,783       349,518
Net income..............                                                            3,302                     3,302
Unrealized gain on
available-for-sale
securities..............                                                                       22,176        22,176
Foreign currency
translation.............                                                                          187           187
Tax expense on other
comprehensive income
items...................                                                                      (10,511)      (10,511)
                                                                                                           --------
 Total comprehensive
 income.................                                                                                     15,154
                                                                                                           --------
Issuance of common
stock, net of issuance
costs...................                     74,584     747   468,759                                       469,506
Exercise of stock
options, including tax
benefit.................                      3,642      36    14,500                                        14,536
Associate Stock Purchase
Plan....................                        416       4     1,190                                         1,194
Conversion of 4%
cumulative preferred
stock (Series A, B and
C) to common stock......  (29,900) (15,281)   5,039      50    15,231                                            -
Unearned ESOP shares....                       (327)     (3)        3    (2,578)                             (2,578)
Cash dividends--TIR /
Telebanc................                        210       2     1,737              (2,352)                     (613)
Other stock
transactions............                         (5)            1,128                                         1,128
                          -------  -------  -------  ------   -------    ------   -------     -------      --------
Balance, September 30,
1998....................       --       --  256,874   2,569   788,614    (2,578)   44,605      14,635       847,845

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                                (in thousands)

                                                                                           Accumulated
                          Preferred Stock   Common Stock  Additional  Unearned  Retained      other        Total
                          ---------------- --------------  paid-in      ESOP    earnings  comprehensive shareowners'
                           Shares   Amount Shares  Amount  capital     shares   (deficit)    income        equity
                          --------- ------ ------- ------ ----------  --------  --------- ------------- ------------
Net loss................                                                         (52,092)                   (52,092)
Unrealized gain on
available-for-sale
securities..............                                                                     291,701        291,701
Less realized gain......                                                                     (49,957)       (49,957)
                                                                                            --------     ----------
Unrealized gain on
available-for-sale
securities..............                                                                     241,744        241,744
Foreign currency
translation.............                                                                       1,059          1,059
Tax expense on other
comprehensive income
items...................                                                                     (99,569)       (99,569)
                                                                                                         ----------
 Total comprehensive
 income.................                                                                                     91,142
                                                                                                         ----------
Adjustment for Telebanc
earnings................                                                            (655)                      (655)
Issuance of common
stock--Telebanc.........                     8,257     83    395,772                                        395,855
Options issued to
consultants.............                                       2,200                                          2,200
Exercise of stock
options, including tax
benefit.................                     7,999     79     69,714                                         69,793
Exercise of stock
warrants................                     1,057     11                                                        11
Associate Stock Purchase
Plan ...................                       390      4      2,401                                          2,405
Release of unearned ESOP
shares..................                        14             2,386      456                                 2,842
Buyback of trust
preferred securities....                                        (410)                                          (410)
Cash dividend--TIR .....                                                            (222)                      (222)
Issuance of common stock
for the acquisition of
Confluent ..............                       314      3      7,418                                          7,421
Other stock transactions
 ........................                       241      2      1,072                                          1,074
                          --------- -----  ------- ------ ----------  -------    -------    --------     ----------
Balance, September 30,
1999 ...................        --  $ --   275,146 $2,751 $1,269,167  $(2,122)   $(8,364)   $157,869     $1,419,301
                          ========= =====  ======= ====== ==========  =======    =======    ========     ==========



                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                Years Ended September 30,
                                           -------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ......................  $   (52,092) $     3,302  $    23,410
 Non-cash items included in net income
  (loss):
  Minority interest and equity in
   income/loss of subsidiaries and
   investments...........................        6,899        4,939        2,181
  Depreciation, amortization and
   discount accretion....................       32,461       14,386        3,371
  Net realized gains on available-for-
   sale securities, loans held-for-sale
   and trading securities................      (54,730)      (4,105)      (2,613)
  Provision for loan losses..............        2,783          905          940
  Deferred income taxes .................      (38,785)         352        1,259
  Other..................................        3,955       (4,526)      (3,958)
 Net effect of changes in brokerage-
  related assets and liabilities:
  Cash and investments required to be
   segregated under Federal or other
   regulations ..........................      (98,500)      10,001       20,499
  Brokerage receivables .................   (1,547,334)    (526,601)    (585,372)
  Brokerage payables ....................    1,579,699      443,079      513,985
  Bank loan payable .....................          --        (9,400)       9,400
 Net effect of changes in banking-related
  assets and liabilities:
  Cash and investments required to be
   segregated under Federal or other
   regulations...........................        1,400       (2,323)         (77)
  Proceeds from sales, repayments and
   maturities of loans held for
   investment ...........................      129,189       69,762       60,145
  Purchases of loans held for investment
   ......................................      (69,274)      (2,297)     (72,804)
  Purchases of trading securities .......   (1,268,736)    (623,913)    (100,630)
  Proceeds from sales, repayments and
   maturities of trading securities......    1,286,852      616,110       80,990
  Interest credited to deposits..........       84,666       45,023       25,958
 Other changes--net:
  Other assets ..........................      (44,003)     (27,424)      (8,943)
  Accrued interest receivable............      (14,149)      (7,089)      (1,492)
  Accounts payable, accrued and other
   liabilities ..........................       84,654       51,403       17,963
                                           -----------  -----------  -----------
    Net cash provided by (used in)
     operating activities ...............       24,955       51,584      (15,788)
                                           -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash received from business
  acquisition ...........................          --        10,347          --
 Net increase in loans held for
  investment, net of loans received in
  business acquisition ..................   (1,421,628)    (281,603)    (269,036)
 Loans extended to Employee Stock
  Ownership Plan ........................          --        (2,578)         --
 Release of unearned shares held by
  Employee Stock Ownership Plan .........          516          --           --
 Purchase of available-for-sale
  securities, net of securities received
  in business acquisition ...............   (5,569,397)  (4,524,995)  (1,388,957)
 Proceeds from sales, maturities of and
  principal payments on available-for-
  sale securities .......................    5,248,613    3,517,799    1,178,642
 Purchase of investments ................     (110,726)     (32,435)        (303)
 Proceeds from sales of investments......       50,870           --          167
 Purchases of property and equipment, net
  of property and equipment received in
  business acquisition...................     (150,949)     (38,919)     (16,294)
 Equity investments in subsidiaries--
  net....................................        7,763       (1,687)      (1,736)
 Proceeds from sale of foreclosed real
  estate.................................        1,876          978        1,563
 Related party transaction...............        3,719          --        (3,147)
 Acquisition of Optionslink..............          --        (3,500)         --
                                           -----------  -----------  -----------
    Net cash used in investing activities
     ....................................   (1,939,343)  (1,356,593)    (499,101)
                                           -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in banking deposits, net of
  deposits received in business
  acquisition............................    1,003,756      335,136      105,777
 Advances from the Federal Home Loan Bank
  of Atlanta.............................    2,706,510    1,201,577      322,000
 Payments on advances from the Federal
  Home Loan Bank of Atlanta..............   (2,437,510)    (929,077)    (266,800)
 Net increase in securities sold under
  agreements to repurchase...............      310,732      124,526      222,328
 Net (decrease)/increase in other
  borrowed funds, net of borrowings
  received in business acquisition.......      (29,792)         241       13,028
 Proceeds from issuance of trust
  preferred securities ..................          --        25,813        9,572
 Buyback of trust preferred securities...       (4,696)         --           --
 Proceeds from issuance of common stock
  and preferred stock and from associate
  stock transactions.....................      423,159      477,545      208,009
 Dividends paid on trust preferred and
  other securities--net .................       (2,419)      (3,714)      (2,339)
 Redemption of mandatorily redeemable
  preferred securities...................       (3,000)         --           --
 Other...................................        1,132        5,059         (863)
                                           -----------  -----------  -----------
    Net cash provided by financing
     activities .........................    1,967,872    1,237,106      610,712
                                           -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS ............................       53,484      (67,903)      95,823
CASH AND EQUIVALENTS--Beginning of period
 ........................................       71,317      139,220       43,397
                                           -----------  -----------  -----------
CASH AND EQUIVALENTS--End of period .....  $   124,801  $    71,317  $   139,220
                                           ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest .................  $   208,439  $   112,694  $    59,084
 Cash paid for income taxes .............  $       748  $     1,655  $     3,888
 Non-cash investing and financing
  activities:
 Tax benefit on exercise of stock
  options and warrants...................  $    47,007  $     9,430  $     6,926
 Unrealized gain on available-for-sale
  securities ............................  $   291,701  $    22,176  $     1,251
 Tax effect of gain on available-for-
  sale securities........................  $    13,811  $       528  $       231
 Transfer of loans to REO................  $       266  $     1,923  $     1,454
 Issuance of common stock for the
  acquisition of Confluent ..............  $     7,421  $       --   $       --
 Acquisitions, net of cash acquired:
 Cash paid, less acquired................  $       --   $    22,300  $       --
 Liabilities assumed.....................          --       315,400          --
                                           -----------  -----------  -----------
 Fair value of assets acquired including
  goodwill of $4,000.....................  $       --   $   337,700  $       --
                                           ===========  ===========  ===========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include E*TRADE Group ("Parent"), Inc., a financial services holding company, and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, Telebanc Financial Corporation ("Telebanc"), a provider of financial services, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional clients. The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisitions of ClearStation, Inc. ("ClearStation") in April 1999, TIR in August 1999, and Telebanc in January 2000, which have been accounted for as poolings of interests (see Note 23). The primary business of Telebanc is the activities conducted by Telebank and Telebanc Capital Markets, Inc. ("TCM"). Telebank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. TCM is a funds manager and registered broker-dealer. All significant intercompany accounts and transactions have been eliminated.

  The consolidated financial statements give retroactive effect to the merger of the Company and Telebanc on January 12, 2000, which has been accounted for as a pooling of interests as described in Note 23 to the consolidated financial statements. Prior to the acquisition, Telebanc reported its results of operations on a fiscal year ending December 31. Because E*TRADE reports on a fiscal year ending September 30, financial information contained herein for fiscal 1999 includes the results of Telebanc for the twelve months ended September 30, 1999. Fiscal 1998 and 1997 include the results of Telebanc for the twelve months ended December 31, 1998 and 1997, respectively. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37.8 million, net revenues of $8.9 million and net income of $655,000), have been included in both fiscal 1999 and 1998, and are reflected as an adjustment to retained earnings in fiscal 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Transaction Revenues--The Company derives transaction revenues from commissions related to retail customer broker-dealer transactions in equity and debt securities, options and, to a lesser extent, payments from other broker-dealers for order flow. Securities transactions are recorded on a trade date basis and are executed by independent broker-dealers.

  Interest Income and Expense--Interest income is comprised of: interest earned by the Company's broker-dealer operations on credit extended to its customers to finance their purchases of securities on margin; fees on customer assets invested in money market accounts; interest earned by the Company's banking operations on purchased pools of one- to four-family first lien mortgages and mortgage-related securities; and interest earned on investment securities and other interest-earning assets. Interest expense represents: interest paid to customers for their brokerage cash balances and banking deposits; interest paid on borrowed funds; and interest paid to other broker-dealers through the Company's stock loan program. Interest income and expense arising from the Company's brokerage and banking operations are reported as components of net revenues. Corporate interest income and expense are included in non-operating income.

  Global and Institutional Revenues--Global and institutional revenues include TIR's commission revenues from institutional trade execution, as well as licensing fees from foreign licensees using the "E*TRADE" brand name in their respective countries plus ongoing royalty payments based on transaction volume. TIR provides certain institutional customers with market research and other information under arrangements whereby TIR receives minimum annual commissions. Direct costs arising from these arrangements are expensed as the commissions are received, in proportion to the expected cost of the total arrangement. As a result, costs may be deferred or accrued, as appropriate, to properly match expenses at the time revenue is earned. At September 30, 1999 and 1998 respectively, costs of $6.9 million and $6.0 million were deferred and costs of $12.1 million and $9.5 million were accrued for these arrangements.

  Other Revenues--Other revenues primarily consist of investment banking revenues, software licensing and maintenance fee revenues, brokerage and banking-related fees for services, revenues from advertising on the Company's Web site and mutual fund fees. Included in other revenues are gains on the sale of banking-related loans and securities totaling $6.3 million, $5.6 million and $3.3 million, in fiscal years 1999, 1998 and 1997, respectively. Advertising barter arrangements represented less than 1% of gross revenues in each of the three years ended September 30, 1999.

  Advertising Costs--Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received.

   Technology Development Costs--Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify as internally developed software costs. The cost of internally developed software is capitalized and included in property and equipment. The costs to develop such software are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and begin when management authorizes and commits to funding a project it believes will be completed and used to perform the functions intended and the conceptual formulation, design and testing of possible software project alternatives have been completed. Pilot projects and projects where expected future economic benefits are less than probable are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company's systems, as well as payroll and consulting costs. Capitalized costs were $5.4 million, $10.2 million and $2.8 million for the years ended September 30, 1999, 1998 and 1997, respectively.

   Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally two to three years. Amortization expense for the years ended September 30, 1999, 1998 and 1997 was $7.1 million, $1.7 million and $69,000, respectively.

   Stock-Based Compensation--The Company accounts for employee stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income
(loss) and income (loss) per share as required under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

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

  Changes in Accounting Principle--In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Cost of Start-up Activities, which is effective for fiscal years beginning after December 15, 1998. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion Number 20, Accounting Changes. The Company implemented SOP 98-5 on January 1, 1999 and, as a result, recognized $469,000 of previously capitalized start-up costs, net of tax, as a cumulative effect of a change in accounting principle. These costs related primarily to the establishment of Telebanc Insurance Services.

   Earnings Per Share--Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   Cash Equivalents--For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations or investment securities designated as available-for-sale) to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, funds due from banks, and federal funds.

   Cash and Investments Required to be Segregated Under Federal or Other Regulations--Cash and investments required to be segregated under Federal or other regulations consist primarily of government backed securities purchased under agreements to resell ("Resale Agreements"). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. Included in cash and investments required to be segregated under Federal or other regulations is $1.0 million and $2.4 million at September 30, 1999 and 1998, respectively, which the Company is required to maintain in an overnight balance in its account with the Federal Reserve Bank of Richmond.

   Loans Receivable-net--Loans receivable-net consist of mortgages that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. These loans are carried at amortized cost adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on purchased or originated loans and unamortized premiums or discounts on purchased loans. Also included in loans receivable-net are loans receivable held for sale. Loans receivable held for sale are mortgages acquired by the Company and intended for sale in the secondary market and are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

   Certain loans have been purchased by the Company with an expectation that all contractual payments of the loan will not be collected. Discounts attributable to credit issues are tracked separately, netted against the loan balance, and are not included as a component of allowance for loan losses. Discounts are accreted on a level yield basis only to the extent they are expected to be realized.

  According to SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The term "all amounts due" includes both the contractual interest and principal payments of a loan as scheduled in the loan agreement. The Company has determined that once a loan becomes ninety or more days past due, collection of all amounts due is no longer probable, and the loan is, therefore, considered impaired. The amount of impairment is measured based upon the fair value of the underlying collateral and is reflected through the creation of a valuation allowance.

   The loan portfolio is reviewed by the Company's management to set provisions for estimated losses on loans, which are charged to earnings in the current period. The allowance for loan losses represents management's estimate of losses that have occurred as of the respective reporting date. In determining the level of the allowance, Telebank has established both specific and general allowances. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans and larger dollar non-single-family mortgage loans. The general allowance is computed based on an assessment of performing loans and are evaluated collectively. Each month, the performing loan portfolio is stratified by asset type (one- to four-family, commercial, consumer, etc.) and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 0.2% and 3.0% depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience adjusted to reflect industry loss experience. Management believes that an upward adjustment to its historical loss rate is appropriate, at the present time, in estimating the losses inherent in the loan portfolio due to the fact that Telebank purchases, rather than originates in house, the majority of its loans and the limited amount of historical loss experience to date.

   Loan and Commitment Fees, Discounts and Premiums--Loan fees and certain direct loan acquisition costs are deferred and the net fee or cost recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on loans receivable are amortized or accreted, respectively, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Premiums and discounts on loans held for sale are recognized as part of the loss or gain upon sale and not amortized or accreted, respectively.

  Non-performing Assets--Non-performing assets consist of loans for which interest is no longer being accrued, troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan and real estate acquired in settlement of loans. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. All loans at least ninety days past due, as well as other loans considered uncollectable, are placed on non-accrual status. Payments received on non-accrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

   Investments--The Company generally classifies its debt, mortgage-backed and marketable equity securities in one of three categories: held-to-maturity, available-for-sale, or trading. During 1999 and 1998, the Company held no investments or mortgage-backed securities that it classified as held-to-maturity.

   Available-for-sale securities represent a portfolio of commercial paper, municipal bonds, certificates of deposit, corporate bonds, U.S. Government obligations, asset-backed securities and money market funds. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included in other comprehensive income. Realized gains and losses and declines in fair value judged to be other than temporary are included in revenues for securities purchased and sold as a component of the Company's banking operations; other amounts are included in non-operating income (expense). The cost of securities sold is based on the average cost method and interest earned is included in interest income or non-operating income.

   Trading securities are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading are carried at market value. Realized and unrealized gains and losses on securities classified as trading are included in other revenues and are derived using the specific identification method for determining the cost of the security sold.

   Investments in entities of which the Company owns between 20% and 50% or has the ability to exercise significant influence are accounted for under the equity method. Other equity investments are accounted for using the cost method.

  Property and Equipment--Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally two to seven years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or the lease term.

  Goodwill and Other Intangibles-Goodwill and other intangibles, comprised primarily of goodwill, represents the excess of purchase price over the fair value of net assets acquired resulting from acquisitions made by the Company. Goodwill is being amortized using the straight-line method based on an estimated useful life of fifteen to twenty years.

  Other Assets--Other assets primarily include purchased loan servicing rights, premiums paid on interest rate caps, real estate acquired through foreclosure, Federal Home Loan Bank ("FHLB") stock, and prepaid assets.

  Telebank services loans which underlie the loan servicing rights. The cost of the loan servicing rights is amortized in proportion to, and over the period of, the estimated net servicing income. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on mortgage product types. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value in aggregate.

  Real estate properties acquired through foreclosure and held for sale ("REO") are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate method of valuation. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes an allowance for losses through a charge to income if the carrying value of a property exceeds its estimated fair value less selling costs. REO was $539,000 and $1.5 million at September 30, 1999 and 1998, respectively.

  FHLB stock is carried at its amortized cost of $29.4 million and $25.2 million as of September 30, 1999 and 1998, respectively, and is included in other assets.

  Foreign Currency Translation--Assets and liabilities of operations outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in other comprehensive income.

  Impairment of Long-Lived Assets--In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. No such write-downs were made for the years ended September 30, 1999, 1998 or 1997.

  Financial Instruments With Off-Balance-Sheet Credit Risk--The Company uses interest rate swaps, caps, floors and futures in the management of its interest-rate risk. The Company is generally exposed to rising interest rates because of the nature of the repricing of rate-sensitive assets as compared with rate-sensitive liabilities. These instruments are used primarily to hedge specific assets and liabilities. For interest rate swaps, the net interest received or paid is treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts are due.

  In order to be eligible for hedge accounting treatment, high correlation must be probable at the inception of the hedge transaction and must be maintained throughout the hedge period. Upon the sale or disposition of the hedged item, the hedging instrument is marked-to-market with changes recorded in the statement of operations. Any gain or loss that is incurred upon termination of a hedging instrument is added to the carrying value of the hedged item and amortized over its remaining life. Premiums and fees associated with interest rate caps are amortized to interest income or expense on a straight-line basis over the lives of the contracts. For instruments that are not designated or do not qualify as hedges, realized and unrealized gains and losses are recognized in the statement of operations as gain or loss on trading securities in the period during which they are incurred.

  Comprehensive Income--In fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. Such information is included in the statements of shareowners' equity.

  Segment Information--In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Under SFAS No. 131, the Company is required to use the management approach to reporting its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS No. 131 had no impact on the Company's net income (loss), balance sheet, or shareowners' equity. The accounting policies of the segments are the same as those described elsewhere in Note 2.

  New Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The effective date of SFAS No. 133 was delayed to fiscal 2001 by the issuance of SFAS No. 137. The Company expects to implement SFAS 133 as of October 1, 2000. The Company has not yet determined the effect, if any, of adopting this new standard.

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management's estimates. Material estimates for which a change is reasonably possible in the near-term relate to the determination of the allowance for loan losses, the fair value of investments and available-for-sale mortgage-backed securities, loans receivable held for sale, trading securities and the valuation of real estate acquired in connection with foreclosures and mortgage servicing rights. In addition, the regulatory agencies that supervise the financial services industry periodically review Telebank's allowance for losses on loans. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

  Reclassifications--Certain items in these financial statements have been reclassified to conform to the current period presentation.

3. BROKERAGE RECEIVABLES--NET AND PAYABLES

  Brokerage receivables--net and payables consist of the following (in thousands):

                                                              September 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Receivable from customers and non-customers (less
    allowance for  doubtful accounts of $975 and $862 in
    1999 and 1998,  respectively).......................  $2,559,283 $1,010,013
   Receivable from brokers, dealers and clearing
    organizations:
     Net settlement and deposits with clearing
      organizations.....................................      20,066     21,158
     Deposits paid for securities borrowed..............     306,326    328,989
     Securities failed to deliver.......................       7,508        728
     Other..............................................      19,398      4,359
                                                          ---------- ----------
       Total brokerage receivables--net.................  $2,912,581 $1,365,247
                                                          ========== ==========

   Payable to customers and non-customers...............  $  946,760 $  361,030
   Payable to brokers, dealers and clearing
    organizations:
     Deposits received for securities loaned............   1,806,590    839,422
     Securities failed to receive.......................       7,235      1,222
     Other..............................................      63,627     42,839
                                                          ---------- ----------
       Total brokerage payables.........................  $2,824,212 $1,244,513
                                                          ========== ==========

  Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At September 30, 1999 and 1998, credit extended to customers and non-customers with respect to margin accounts was $2,452 million and $956 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances (the value of which is not reflected on the accompanying consolidated balance sheets). Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

4. MORTGAGE-BACKED AND RELATED SECURITIES

  Mortgage-backed and related securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. The Company has also invested in collateralized mortgage obligations ("CMOs"), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The Company's CMOs are senior tranches collateralized by federal agency securities or whole loans. The fair value of mortgage-backed and related securities fluctuates according to current interest rate conditions and prepayments. Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information.

  The amortized cost basis and estimated fair values of available-for-sale mortgage-backed securities at September 30, 1999 and 1998 are shown as follows (in thousands):

                                                Gross      Gross    Estimated
                                   Amortized  unrealized unrealized    fair
                                      cost      gains      losses     values
                                   ---------- ---------- ---------- ----------
   September 30, 1999:
     Private issuer............... $   76,167   $  267    $(1,882)  $   74,552
     US Government obligations....     30,891       52       (489)      30,454
     Collateralized mortgage
      obligations.................  1,326,400      273     (5,626)   1,321,047
                                   ----------   ------    -------   ----------
                                   $1,433,458   $  592    $(7,997)  $1,426,053
                                   ==========   ======    =======   ==========
   September 30,1998:
     Private issuer............... $  119,081   $3,191    $  (427)  $  121,845
     US Government obligations....     11,263       48         (5)      11,306
     Collateralized mortgage
      obligations.................    879,319    1,675     (1,982)     879,012
                                   ----------   ------    -------   ----------
                                   $1,009,663   $4,914    $(2,414)  $1,012,163
                                   ==========   ======    =======   ==========

  The contractual maturities of available-for-sale mortgage-backed securities at September 30, 1999 are shown as follows (in thousands):

                                                                     Estimated
                                                          Amortized     fair
                                                             cost      values
                                                          ---------- ----------
   Due within one year................................... $      --  $      --
   Due within one to five years..........................      1,499      1,432
   Due with five to ten years............................     17,427     17,148
   Due after ten years...................................  1,414,532  1,407,473
                                                          ---------- ----------
                                                          $1,433,458 $1,426,053
                                                          ========== ==========

  The Company pledged $832.0 million and $439.0 million of private issuer mortgage-backed securities as collateral for repurchase agreements at September 30, 1999 and 1998, respectively. The proceeds from sale and gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 1999 were $308.3 million, $3.7 million and $605,000, respectively. The proceeds from sale and gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 1998 were $294.8 million, $2.4 million and $113,000, respectively. The proceeds from sale and gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 1997 were $112.4 million, $845,000 and $253,000, respectively.

5. LOANS RECEIVABLE--NET

  Loans receivable--net are summarized as follows (in thousands):

                                                              September 30,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
First mortgage loans (principally conventional):
  Secured by one- to four-family residences............... $2,177,075  $897,169
  Secured by commercial real estate.......................      3,050     8,916
  Secured by mixed-use property...........................        945       929
  Secured by five or more dwelling units..................      1,330     3,223
  Secured by land.........................................        279       316
                                                           ----------  --------
    Total first mortgage loans............................  2,182,679   910,553
Other loans:
  Home equity and second mortgage loans...................      1,024     5,895
  Other...................................................        685     3,312
                                                           ----------  --------
    Total loans...........................................  2,184,388   919,760
Less:
  Net deferred loan origination fees......................        --        (13)
  Unamortized discounts, net..............................    (22,718)   (9,989)
  Other...................................................        --       (138)
                                                           ----------  --------
                                                            2,161,670   909,620
Less allowance for loan losses............................     (7,161)   (4,766)
                                                           ----------  --------
Loans receivable--net..................................... $2,154,509  $904,854
                                                           ==========  ========

  The mortgage loans are located primarily in California, New Jersey and New York according to the following percentages as of September 30, 1999: 32.1%, 8.6% and 5.6%, respectively. As of September 30, 1999, the mortgage loan portfolio consisted of variable rate loans of $788.6 million, or 36.1%, and fixed rate loans of $1.4 billion, or 63.9%. The weighted average maturity of mortgage loans secured by one- to four-family residences is 318 months as of September 30, 1999. Substantially all loans outstanding at September 30, 1999 and 1998 were serviced by other companies.

  As of September 30, 1999, the Company had commitments to purchase $189.1 million of fixed rate and $102.1 million of variable rate mortgage loans. Loans past due ninety days or more and, therefore, on non-accrual status at September 30, 1999 and 1998, are summarized as follows (in thousands):

                                                                  September 30,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
First mortgage loans:
  Secured by one- to four-family residences...................... $7,595 $7,727
  Secured by commercial real estate..............................    664    372
  Secured by land................................................    --     316
Home equity lines of credit and second mortgage loans............     21    255
Other............................................................     60    205
                                                                  ------ ------
    Total........................................................ $8,340 $8,875
                                                                  ====== ======

  The interest accrual balance for each loan that enters non-accrual status is reversed from income. If all non-performing loans had been performing during 1999, 1998 and 1997, Telebank would have recorded $550,000, $597,000 and $739,000, respectively, in additional interest income. There were no commitments to lend additional funds to these borrowers as of September 30, 1999 or 1998.

  Activity in the allowance for loan losses is summarized as follows (in thousands):

                                                           Years Ended
                                                          September 30,
                                                       ----------------------
                                                        1999    1998    1997
                                                       ------  ------  ------
   Allowance for loan losses, beginning of the year... $4,715  $3,594  $2,957
   Provision for loan losses..........................  2,783     905     921
   Loan loss allowance acquired in merger with Direct
    Financial Corporation (see note 23)...............   (168)    724     --
   Charge-offs--net...................................   (169)   (457)   (284)
                                                       ------  ------  ------
   Allowance for loan losses, end of year............. $7,161  $4,766  $3,594
                                                       ======  ======  ======


  The table below presents impaired loans (in thousands):

                                                                    Amount
                                        Total        Amount of    of recorded
                                 recorded investment specific  investment net of
                                  in impaired loans  reserves  specific reserves
                                 ------------------- --------- -----------------
  September 30, 1999:
   Impaired loans:
   Commercial real estate.......       $  664         $  293        $  371
   One- to four-family..........        1,138            113         1,025
                                       ------         ------        ------
    Total.......................       $1,802         $  406        $1,396
                                       ======         ======        ======
  September 30, 1998:
   Impaired loans:
   Commercial real estate.......       $  667         $  351        $  316
   One- to four-family..........        7,880          1,095         6,785
   Other........................          776             67           709
                                       ------         ------        ------
    Total.......................       $9,323         $1,513        $7,810
                                       ======         ======        ======

  The average recorded investment in impaired loans for the years ended September 30, 1999, 1998 and 1997, was $1.4 million, $1.4 million and $2.3 million, respectively. The Company's charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company's method for non-accrual loans, payments received on impaired loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. For the years ended September 30, 1999 and 1998, the Company had no restructured loans.

6. INVESTMENTS

  Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence, accounted for under the equity method.

  The carrying amounts of investments are shown below (in thousands):

                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Trading securities........................................ $ 38,269 $ 29,584
   Available-for-sale investment securities..................  685,555  768,994
   Equity method and other investments.......................  106,505   13,515
                                                              -------- --------
       Total investments..................................... $830,329 $812,093
                                                              ======== ========

  For the years ending September 30, 1999, 1998 and 1997, the Company recognized $1.4 million, $569,000 and $564,000, respectively, in realized gains from the sale of trading assets, as well as ($1.3 million), ($612,000) and $640,000, respectively, in unrealized appreciation (depreciation) of trading assets.

  The cost basis and estimated fair values of available-for-sale investment securities, other than mortgage-backed securities, at September 30, 1999 and 1998 are shown below (in thousands):

                                                  Gross      Gross    Estimated
                                      Amortized unrealized unrealized   fair
                                        cost      gains      losses    values
                                      --------- ---------- ---------- ---------
   September 30, 1999:
     Equity securities............... $ 44,471   $282,297   $    (50) $326,718
     Corporate bonds.................  157,530        235     (7,723)  150,042
     US Government obligations.......   59,541        360       (426)   59,475
     Money market funds..............   58,250        489       (236)   58,503
     Commercial paper................   46,499        391       (188)   46,702
     Municipal bonds.................   30,539        126     (1,275)   29,390
     Other investments...............   14,882          8       (165)   14,725
                                      --------   --------   --------  --------
                                      $411,712   $283,906   $(10,063) $685,555
                                      ========   ========   ========  ========
   September 30, 1998:
     Equity securities............... $ 38,853   $ 21,302   $    (12) $ 60,143
     Corporate bonds.................  158,543      1,043     (2,376)  157,210
     US Government obligations.......   74,167      1,350        (82)   75,435
     Money market funds..............   38,017         15        (66)   37,966
     Commercial paper................   54,999         23        (97)   54,925
     Municipal bonds.................  374,766        425       (627)  374,564
     Other investments...............    8,909         25       (183)    8,751
                                      --------   --------   --------  --------
                                      $748,254   $ 24,183   $ (3,443) $768,994
                                      ========   ========   ========  ========

  The contractual maturities of available-for-sale debt securities at September 30, 1999 are shown below (in thousands):

                                                           Amortized  Estimated
                                                             cost    fair values
                                                           --------- -----------
   Due within one year.................................... $189,423   $190,243
   Due within one to five years...........................   11,730     11,739
   Due with five to ten years.............................    7,014      6,821
   Due after ten years....................................  159,074    150,034
                                                           --------   --------
                                                           $367,241   $358,837
                                                           ========   ========

  The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 1999 were $50.7 million and $291,000, respectively. The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 1998 were $1.3 million and $8,000, respectively. The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 1997 were $423,000 and $34,000, respectively.

 Publicly-traded Equity Securities

  Included in available-for-sale equity securities are investments in several companies that are publicly-traded totalling $317.8 million and $45.8 million at September 30, 1999 and 1998, respectively, and are carried at fair value. These companies include Knight/Trimark Inc., CriticalPath, Digital Island, Message Media, E-LOAN and Versus. During fiscal 1999, the Company sold shares of Knight/Trimark and CriticalPath generating proceeds of $50.9 million, resulting in a pre-tax gain of $50.0 million. Unrealized gains related to these investments were $282.3 million and $20.8 million at September 30, 1999 and 1998, respectively. There were no unrealized losses related to these investments at September 30, 1999 or 1998. Certain of these investments are currently subject to sale restriction agreements.

 Equity Method and Other Investments

  Equity method and other investments consist of (in thousands):

                                                                September 30,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
   Equity method investments:
     Joint ventures........................................... $ 20,862 $10,153
     Archipelago..............................................   25,149     --
     Venture funds ...........................................   36,270     --
     E*OFFERING ..............................................   11,391     --
   KAP Group..................................................    2,000   2,000
   Other investments..........................................   10,833   1,362
                                                               -------- -------
       Total equity method and other investments.............. $106,505 $13,515
                                                               ======== =======

  In June 1998, the Company entered into a joint venture agreement with SOFTBANK CORP. to form E*TRADE Japan to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in this joint venture. Additionally, in July 1998, the Company entered into a joint venture agreement with Electronic Share Information Ltd. ("ESI") to form E*TRADE UK. The Company has a 42% interest in this joint venture. ESI is a leading provider of Internet financial services in the UK (see Note 25).

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

  The Company has investments in four non-public, venture capital-backed electronic commerce companies, which were contributed on October 8, 1999 to form the E*TRADE eCommerce Fund, L.P. (the "Fund"). The Fund anticipates raising additional capital from third parties and will invest primarily in companies in the electronic commerce industry, as well as Internet infastructure companies and other enabling technologies. The Company received a limited partnership interest in the Fund. The Company also has a limited partnership interest in a privately-managed venture capital fund.

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

7. PROPERTY AND EQUIPMENT--NET

  Property and equipment--net consists of the following (in thousands):

                                                               September 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Equipment ................................................ $106,732  $27,164
   Land and buildings........................................   13,765       46
   Leasehold improvements ...................................   26,620   16,136
   Software .................................................   74,397   28,038
   Furniture and fixtures ...................................   12,677    5,975
                                                              --------  -------
                                                               234,191   77,359
   Less accumulated depreciation and amortization ...........  (55,337) (22,554)
                                                              --------  -------
     Total property and equipment-net ....................... $178,854  $54,805
                                                              ========  =======

8. RELATED PARTY RECEIVABLE

  During fiscal 1997, the Company made a relocation loan to Mr. Christos Cotsakos, its Chairman of the Board and Chief Executive Officer, in the aggregate principal amount of $3,147,000. The proceeds of this loan were used to fund the purchase by Mr. Cotsakos of a personal residence in the Silicon Valley area. The relocation loan accrued interest at the rate of 7% per annum. The principal amount and accrued interest were repaid in May 1999.

9. LOANS SERVICED FOR OTHERS

  Mortgage loans serviced by Telebank for others are not included in the accompanying consolidated balance sheets because the related loans are not owned by the Company or any of its subsidiaries. The unpaid principal balances of these loans at September 30, 1999 and 1998 are summarized as follows (in thousands):

                                                                September 30,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
  Mortgage loans underlying pass-through securities:
   Federal Home Loan Mortgage Corporation.................... $146,895 $110,162
   Federal National Mortgage Association.....................   16,674  106,006
                                                              -------- --------
    Subtotal.................................................  163,569  216,168
  Mortgage loan portfolio serviced for:
   Other investors...........................................   20,284   28,855
                                                              -------- --------
    Total.................................................... $183,853 $245,023
                                                              ======== ========

  Custodial escrow balances held in connection with the foregoing loans serviced were approximately $3.5 million and $740,000 at September 30, 1999 and 1998, respectively.

  Included in other assets are purchased mortgage servicing rights of $1.9 million and $2.4 million as of September 30, 1999 and 1998, respectively. For the periods ended September 30, 1999, 1998 and 1997 amortization expense of loan servicing rights was $847,000, $925,000 and $547,000, respectively.

10. BANKING DEPOSITS

  Telebank initiates deposits directly with customers through contact over the Internet, phone, mail, and walk-in at its facility. Deposits are summarized as follows (in thousands):

                                Weighted
                                 Average
                                  Rate             Amount           Percent
                                ----------  --------------------- ------------
                                               September 30,
                                ----------------------------------------------
                                1999  1998     1999       1998    1999   1998
                                ----  ----  ---------- ---------- -----  -----
  Demand accounts, non-interest
   bearing.....................  -- %  -- % $    3,524 $    5,605   0.2%   0.5%
  Demand accounts, interest-
   bearing..................... 3.86  3.81      41,083      4,721   1.9    0.4
  Money market................. 4.80  4.70     308,588    204,551  14.2   16.9
  Passbook savings............. 3.00  3.00         646        525   0.1    0.1
  Certificates of deposit...... 5.88  5.93   1,741,743    926,983  80.5   76.6
  Brokered callable
   certificates of deposit..... 6.62  6.16      67,098     67,085   3.1    5.5
                                            ---------- ---------- -----  -----
   Total.......................             $2,162,682 $1,209,470 100.0% 100.0%
                                            ========== ========== =====  =====

  Certificates of deposit and money market accounts, classified by rates at September 30, 1999 and 1998 are as follows (in thousands):

                                                               September 30,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
  Less than 4%............................................ $    1,882 $      429
  4-5.99%.................................................  1,440,573    756,618
  6-7.99%.................................................    674,341    440,711
  8-9.99%.................................................        610        793
  Greater than 10%........................................         23         68
                                                           ---------- ----------
   Total.................................................. $2,117,429 $1,198,619
                                                           ========== ==========

  At September 30, 1999, scheduled maturities of certificates of deposit and money market accounts are as follows (in thousands):

                              Less
                            than one   1-2      2-3      3-4     4-5
                              year    years    years    years   years  5+ years   Total
                            -------- -------- -------- ------- ------- -------- ----------
   Less than 4%............ $    720 $    457 $    439 $   118 $   --  $    148 $    1,882
   4-5.99%.................  446,104  754,875  169,624  24,744  11,514   33,712  1,440,573
   6-7.99%.................      167   89,838  257,792  56,799  56,656  213,089    674,341
   8-9.99%.................        6      100      --      --      --       504        610
   Greater than 10%........        1       22      --      --      --       --          23
                            -------- -------- -------- ------- ------- -------- ----------
                            $446,998 $845,292 $427,855 $81,661 $68,170 $247,453 $2,117,429
                            ======== ======== ======== ======= ======= ======== ==========

  The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $220.4 million and $197.5 million at September 30, 1999 and 1998, respectively.

  Interest expense on deposits for the years ended September 30, 1999, 1998 and 1997 is summarized as follows (in thousands):

                                                             September 30,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
  Money market......................................... $12,206 $ 7,961 $ 6,353
  Passbook savings.....................................      17      16      27
  Checking.............................................     688      46     --
  Certificates of deposit..............................  66,477  36,890  19,578
  Brokered callable certificates of deposit............   4,450   3,638     --
                                                        ------- ------- -------
   Total............................................... $83,838 $48,551 $25,958
                                                        ======= ======= =======

  Accrued interest payable on deposits at September 30, 1999 and 1998 was $2.8 million and $3.4 million, respectively.

11. BORROWINGS BY BANK SUBSIDIARY

  Borrowings by bank subsidiary is comprised of (dollars in thousands):

                                                     Weighted                    Weighted
                                     September 30,    average    September 30,    average
                                         1999      interest rate     1998      interest rate
                                     ------------- ------------- ------------- -------------
   Advances from the FHLB of
    Atlanta due:
   1999............................   $   81,000       5.61%       $466,500        5.19%
   2000............................       31,000       5.29           6,000        5.30
   2001............................      265,000       5.47             --          --
   2002............................      100,000       5.76             --          --
                                      ----------                   --------
     Total FHLB advances...........      477,000       5.55         472,500        5.19
   Securities sold under repurchase
    agreements ....................      790,474       5.32         401,100        5.69
   Other borrowings................          --         --            3,335         --
                                      ----------                   --------
   Total borrowings by bank
    subsidiary.....................   $1,267,474                   $876,935
                                      ==========                   ========

  All advances are floating rate advances and adjust daily to the Federal Funds Rate or quarterly or semi-annually to the London InterBank Offering Rate ("LIBOR") rate. In 1999 and 1998, the advances were collateralized by a specific lien on mortgage loans in accordance with an "Advances, Specific Collateral Pledge and Security Agreement" with the FHLB of Atlanta, executed September 10, 1980. Under this agreement, Telebank is required to maintain qualified collateral equal to 120 to 160 percent of Telebank's FHLB advances, depending on the collateral type. As of September 30, 1999 and 1998, the Company secured these advances with an assignment of specific mortgage loan collateral from its loan and mortgage-backed security portfolio. These one- to four-family whole first mortgage loans and securities pledged as collateral totaled approximately $176.7 million and $647.6 million at September 30, 1999 and 1998, respectively. The Company is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB of Atlanta at least equal to the greater of one percent of the unpaid principal balance of its residential mortgage loans or one percent of 30 percent of its total assets or one-twentieth of its outstanding advances from the FHLB.

  Information concerning borrowings under fixed- and variable-rate coupon repurchase agreements is summarized as follows (dollars in thousands):

                                                   Years Ended September 30,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
   Weighted average balance during the year
    (calculated on a daily basis)................. $    555,552  $    259,846
   Weighted average interest rate during the year
    (calculated on a daily basis).................         5.32%         5.69%
   Weighted average interest rate at year-end.....         5.47%         5.52%
   Maximum month-end balance during the year...... $    790,474  $    519,078
   Balance at year-end............................ $    790,474  $    401,100
   Mortgage-backed securities underlying the
    agreements as of the end of the year:
     Carrying value, including accrued interest... $    863,598  $    441,323
     Estimated market value....................... $    832,397  $    438,955

  The securities sold under repurchase agreements at September 30, 1999 are due in less than one year. The Company enters into sales of securities under agreements to repurchase the same securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreement remains in the asset accounts. The securities underlying the agreements are Depository Trust Corporation and book entry securities, and the brokers retain possession of the securities collateralizing the repurchase agreements. If the counterparty in a repurchase agreement were to fail, the Company might incur an accounting loss for the excess collateral posted with the counterparty. As of September 30, 1999, there were no counterparties with which the Company's amount at risk exceeded 10% of the Company's shareowners' equity.

12. NOTES PAYABLE AND SHORT-TERM FUNDING

  The principal source of financing for E*TRADE Securities' margin lending activity is cash balances in customers' accounts and financing obtained from other broker-dealers through E*TRADE Securities' stock loan program. E*TRADE Securities also maintains financing facilities with banks totaling $325 million to finance margin lending. There were no borrowings outstanding under these lines at September 30, 1999 or 1998.

13. SUBORDINATED DEBT

  In 1994, Telebanc issued 17,250 units of subordinated debt at a price of $17.3 million. The units each consisted of $1,000 of 11.5% subordinated notes due in 2004 and 20 detachable warrants to purchase common stock. The total value of the 345,000 warrants resulted in an original issue discount on the subordinated debt in the amount of $899,300. The warrants became transferable on November 27, 1994 and are exercisable on or after May 27, 1995. In June 1999, Telebanc redeemed all of the outstanding $17.3 million face amount of subordinated debt at a price of 105.75% of the principal amount plus accrued interest. Telebanc wrote off both the related 5.75% premium and the remaining unamortized discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $1.3 million, net of tax.

  In February 1997, Telebanc sold $29.9 million of units in the form of 4% convertible preferred stock and 9.5% senior subordinated notes and warrants to investment partnerships managed by Conning & Co., CIBC Wood Gundy Argosy Merchant Fund 2, LLC, General American Life Insurance Company, The Progressive Corporation, and The Northwestern Mutual Life Insurance Company. Upon the sale of the units, representatives from the Conning partnerships and the CIBC Merchant Fund were appointed to Telebanc's board of directors. The units consisted of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, par value $0.01 (the "Preferred Stock"), and rights to 205,563 contingent warrants. The non-contingent warrants, which in total entitle the bearers to purchase 831,969 shares of E*TRADE common stock, are exercisable at $2.26 per share with an expiration date of February 28, 2005. The Preferred Stock converted to 5,038,906 shares of E*TRADE common stock upon consummation of Telebanc's equity offering on July 28, 1998. The contingent warrants, which in total entitle the bearers to purchase 215,841 shares of E*TRADE common stock, may be exercised upon a change of control or at any time after February 19, 2002. In June 1999, the Company redeemed all of the outstanding $13.7 million face amount of subordinated debt at par. Telebanc wrote off the remaining unamortized discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $691,000, net of tax.

14. INCOME TAXES

  The components of income tax expense (benefit) are as follows (in thousands):

                                                       Years Ended September
                                                                30,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------  ------  -------
   Current:
     Federal ........................................ $  6,133  $1,483  $ 7,380
     Foreign ........................................      236     227      705
     State ..........................................    1,110    (189)   2,443
                                                      --------  ------  -------
       Total current ................................    7,479   1,521   10,528
                                                      --------  ------  -------
   Deferred:
     Federal ........................................  (30,522)   (229)   1,329
     State ..........................................   (8,263)    581      (70)
                                                      --------  ------  -------
       Total deferred ...............................  (38,785)    352    1,259
                                                      --------  ------  -------
   Income tax expense (benefit) ..................... $(31,306) $1,873  $11,787
                                                      ========  ======  =======

  The components of pre-tax income (loss) before minority interest in subsidiary are as follows (in thousands):

                                                        Years Ended September
                                                                 30,
                                                       ------------------------
                                                         1999     1998   1997
                                                       --------  ------ -------
  Domestic............................................ $(84,027) $2,901 $31,508
  Foreign.............................................    5,280   3,636   4,083
                                                       --------  ------ -------
  Total pre-tax income (loss) ........................ $(78,747) $6,537 $35,591
                                                       ========  ====== =======

  Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

                                                              September 30,
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
   Deferred tax assets:
     Reserves and allowances .............................. $   4,519  $  2,474
     Net operating loss carryforwards .....................    80,415    12,173
     Depreciation and amortization ........................     1,188       643
     Deferred compensation ................................     1,373       999
     Capitalized technology development ...................     5,290       --
     Undistributed earnings in subsidiaries ...............     5,261       --
     Acquisition of Digital Financial Corporation..........     1,997     2,770
     Other ................................................     2,530       697
                                                            ---------  --------
       Total deferred tax assets ..........................   102,573    19,756
                                                            ---------  --------
   Deferred tax liabilities:
     Internally developed software ........................    (1,709)   (5,783)
     Gain on investments ..................................  (109,054)   (9,500)
     Purchased software ...................................    (3,024)      --
     Other ................................................      (304)   (1,200)
                                                            ---------  --------
       Total deferred tax liabilities .....................  (114,091)  (16,483)
   Valuation allowance ....................................    (1,629)     (939)
                                                            ---------  --------
   Net deferred tax asset (liability) ..................... $ (13,147) $  2,334
                                                            =========  ========

  The Company recorded a valuation allowance of $1.6 million and $939,000 for the deferred tax assets at September 30, 1999 and 1998, respectively, as full realization of net operating loss carry forwards is not expected in certain foreign countries.

  The effective tax rates differed from the federal statutory rates as follows:

                                                  Years Ended September 30,
                                                  -----------------------------
                                                    1999       1998     1997
                                                  --------   --------  --------
   Federal statutory rate ......................     (35.0)%     35.0%    35.0%
   State income taxes, net of federal tax
    benefit ....................................      (5.9)       4.7      5.5
   Income (loss) of Subchapter S corporation ...       --        19.4     (1.3)
   Nondeductible acquisition costs .............       3.3        7.2      --
   Tax-exempt interest .........................      (1.7)     (38.1)    (1.2)
   Benefit of lower tax rates in foreign
    jurisdictions ..............................      (2.1)      (3.5)    (3.8)
   Amortization of goodwill.....................       0.7        6.6      --
   Other .......................................       0.9       (2.6)    (1.1)
                                                  --------   --------  -------
   Effective tax rate ..........................     (39.8)%     28.7%    33.1%
                                                  ========   ========  =======

  Prior to being acquired by the Company, ShareData was a Subchapter S corporation and was not subject to federal and state corporate income taxes.

   The Company has not provided deferred income taxes on approximately $23.1 million of undistributed earnings in its foreign subsidiaries as it is the Company's intention to permanently reinvest such earnings.

   At September 30, 1999, the Company had net operating loss carry forwards of approximately $218.7 million and $68.4 million for federal and state income tax purposes, respectively. These carryforwards expire through 2019 and 2004, respectively. The net operating loss carryforwards available for state tax purposes are substantially less than for federal tax purposes, primarily because only 50% of net operating losses can be utilized to offset future state taxable income. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three year period.

15. MANDATORILY REDEEMABLE PREFERRED SECURITIES

   On April 30, 1996, TIR issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, which were redeemable at par value from time to time or, if not previously redeemed, on April 30, 2001. These shares were redeemed upon the closing of the TIR acquisition on August 31, 1999.

   Dividend payments on the 8% cumulative preference shares are included within retained earnings (deficit) and are deducted from net income or added to net loss when computing income (loss) applicable to common stock, respectively.

   In June 1997, Telebanc formed Telebanc Capital Trust I ("TCT I"), which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10.0 million. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by Telebanc. The trust preferred securities mature in 2027 and have an annual dividend rate of 11.0%, or $1.1 million, payable semi-annually, beginning in December 1997. The net proceeds were used for general corporate purposes, including to fund Telebank operations and the creation and expansion of its financial service and product operations.

   In May 1999, Telebanc purchased $1.0 million face amount of TCT I trust preferred securities on the open market at a price of 112.5%. Telebanc deemed these repurchased securities to be retired and, therefore, wrote off the resulting premium and a proportionate share of the discount on TCT I securities against additional paid-in-capital. For the year ended September 30, 1999, Telebanc has assumed that this amount, totaling $174,000, increases net loss for earnings per share purposes.

   In July 1998, Telebanc formed Telebanc Capital Trust II ("TCT II"), a business trust formed solely for the purpose of issuing capital securities. TCT II sold, at par, 1,100,000 shares of Beneficial Unsecured Securities, Series A, (the "BLUS SM"), with a liquidation amount of $25, for a total of $27.5 million and invested the net proceeds in Telebanc's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A. The BLUS SM, mature in 2028 and have an annual dividend rate of 9.0%, payable quarterly, beginning in September 1998. The net proceeds were used for general corporate purposes, which include funding Telebanc's continued growth and augmenting working capital.

   In June 1999, Telebanc purchased $3.6 million face amount of TCT II trust preferred securities on the open market at par. In July 1999, Telebanc purchased an additional $500,000 face amount of TCT II trust preferred securities on the open market at par. Telebanc deemed these repurchased securities to be retired and, therefore, wrote off a proportionate share of the discount on TCT II securities against additional paid-in capital. For the year ended September 30, 1999, Telebanc has assumed that this amount, which totals $236,000, increases net loss for earnings per share purposes.

  All of the capital securities of TCT I and TCT II (together the "Trusts") are owned by Telebanc. The guarantees for the Trusts, together with obligations under the trust agreements as assumed in the Company's acquisition of Telebanc, and the indenture and junior subordinated debentures, constitute a full, irrevocable and unconditional guarantee by the Company of the capital securities issued by TCT I and TCT II.

16. SHAREOWNERS' EQUITY

 Stock Issuances

   In August 1997, the Company completed a secondary public offering of 29,220,000 shares of the Company's common stock at a price of $6.88 per share. The proceeds to the Company from the offering, net of underwriting discounts and offering expenses of $14.8 million, were $188.8 million. In July and August 1998, Telebanc sold 10,867,500 shares of common stock to the public at an offering price of $6.90. Simultaneously, pursuant to a conversion agreement dated May 15, 1998, Telebanc's 29,900 outstanding shares of preferred stock converted to 5,038,906 shares of common stock, upon consummation of Telebanc's equity offering on July 28, 1998. In addition, upon the conversion, Telebanc issued a special dividend in the amount of 251,948 shares of common stock to the holders of the preferred stock.

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

   A summary of stock option activity follows (in thousands):

                                                                        Weighted
                                                                        Average
                                                              Number of Exercise
                                                               Shares    Price
                                                              --------- --------
   Outstanding at September 30, 1996.........................  26,826    $ 0.86
     Granted.................................................  12,042    $ 5.09
     Exercised...............................................  (7,072)   $ 0.23
     Canceled................................................  (4,005)   $ 1.74
                                                               ------
   Outstanding at September 30, 1997.........................  27,791    $ 2.72
     Granted.................................................  16,032    $ 5.66
     Exercised...............................................  (3,642)   $ 1.41
     Canceled................................................  (2,850)   $ 4.31
                                                               ------
   Outstanding at September 30, 1998.........................  37,331    $ 3.94
     Granted.................................................  11,017    $10.87
     Exercised...............................................  (7,999)   $ 2.43
     Canceled................................................  (2,034)   $ 6.00
                                                               ------
   Outstanding at September 30, 1999.........................  38,315    $ 7.84
                                                               ======

                                                              September 30,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
   Options available for grant............................  6,619 14,893 28,044
   Options exercisable.................................... 10,685  9,295  4,511
   Options exercisable weighted average exercise price....  $3.98  $2.75  $1.26

  On October 22, 1998, the Company implemented an option cancellation / regrant program pursuant to which associates who held outstanding stock options with an exercise price in excess of $4.25 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $4.25, the closing price of the Company's common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee's cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee's period of continued service which the Company measured from October 22, 1998, the regrant date. Options covering a total of 14,422,604 shares of the Company's common stock were cancelled and regranted under the program. The cancellation and regranting of such shares has been excluded from the stock option activity schedule above.

  The following table summarizes information on outstanding and exercisable stock options as of September 30, 1999:

                                    Options Outstanding           Options Exercisable
                            ----------------------------------- -----------------------
                                            Weighted
                                Number       Average   Weighted     Number     Weighted
                            Outstanding as Contractual Average  Exercisable as Average
   Range of Exercisable       of 9/30/99      Life     Exercise   of 9/30/99   Exercise
   Prices                   (in thousands)   (Years)    Price   (in thousands)  Price
   --------------------     -------------- ----------- -------- -------------- --------
   $0.10-$2.63.............      8,734        6.39      $ 1.28       4,435      $ 1.36
   $2.64-$4.25.............     13,731        8.78      $ 4.10       1,489      $ 3.68
   $4.27-$6.92.............      8,135        8.73      $ 5.43       4,289      $ 5.02
   $7.06-$24.78............      6,617        9.67      $22.21         472      $20.12
   $25.00-$58.75...........      1,098        9.65      $38.04           -           -
                                ------                              ------
   $0.10-$58.75............     38,315        8.40      $ 7.84      10,685      $ 3.98
                                ======                              ======

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

                                                   Years Ended September 30,
                                                   ----------------------------
                                                     1999       1998     1997
                                                   ---------  --------  -------
   As Reported
   Income (loss) applicable to common stock....... $ (52,314) $    950  $22,624
   Income (loss) per share-basic ................. $   (0.20) $  (0.00) $  0.16
   Income (loss) per share-diluted ............... $   (0.20) $  (0.00) $  0.14

   Pro Forma
   Income (loss) applicable to common stock....... $(125,751) $(23,945) $15,275
   Income (loss) per share-basic ................. $   (0.47) $  (0.13) $  0.11
   Income (loss) per share-diluted ............... $   (0.47) $  (0.13) $  0.09

  The Company's calculations were made using the minimum value method and Black-Scholes option pricing models with the following weighted average assumptions:

                                                                  Years Ended
                                                                 September 30,
                                                                 ----------------
                                                                 1999  1998  1997
                                                                 ----  ----  ----
   Dividend yield............................................... --     --    --
   Expected volatility.......................................... 105%   75%   65%
   Risk-free interest rate......................................   6%    6%    6%
   Expected life of option following vesting (in months)........  12    12    12

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

  The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 in fiscal 1999, 1998 and 1997 were $8.41, $2.95 and $2.55, respectively.

 Retirement Plans

  The Company has a 401(k) salary deferral program for eligible associates who have met certain service requirements. The Company matches certain associate contributions; additional contributions to this plan are at the discretion of the Company. Additionally, TIR has a 401(k) profit-sharing plan and other various defined contribution plans covering substantially all TIR associates. TIR's contributions to these plans range from 3% to 7% of eligible associate base salaries. Total contribution expense under these plans for the years ended September 30, 1999, 1998 and 1997, was $1,556,000, $570,000 and
$380,000, respectively.

 Employee Stock Ownership Plan

  Telebanc sponsored an Employee Stock Ownership Plan ("ESOP"). All employees of Telebanc who met limited qualifications participated in the ESOP. Under the ESOP, Telebanc made contributions to a separate trust fund maintained exclusively for the benefit of those employees who became participants. The ESOP previously borrowed from Telebanc and used the proceeds to acquire common stock. The ESOP shares initially were pledged as collateral for its debt to Telebanc. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. As of September 30, 1999 and 1998, the ESOP owned 935,432 and 913,385 shares, respectively, of the Company's common stock, with approximately 501,438 and 468,300 shares allocated, respectively. As of September 30, 1999 and 1998, the fair value of unearned shares held by the ESOP was $9.0 million and $7.2 million, respectively. Compensation expense was $3.3 million, $391,000 and $247,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Following the Company's acquisition of Telebanc, no new employees are eligible for participation in the ESOP.

17. INCOME (LOSS) PER SHARE

  The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

                                                   September 30,
                                   ----------------------------------------------
                                     1999           1998              1997
                                   ---------  ----------------- -----------------
                                                        Diluted           Diluted
                                     Basic      Basic   income    Basic   income
                                     loss      income     per    income     per
                                   per share  per share  share  per share  share
                                   ---------  --------- ------- --------- -------
Numerator:
  Income (loss) before cumulative
   effect of accounting change
   and extraordinary loss .......  $(49,638)   $ 3,302  $ 3,302  $23,410  $23,410
  Premium on redemption of trust
   preferred securities(a).......      (410)       --       --       --       --
                                   --------    -------  -------  -------  -------
Adjusted income (loss) before
 cumulative effect of accounting
 change and extraordinary loss...   (50,048)     3,302    3,302   23,410   23,410
Cumulative effect of accounting
 change, net of tax..............      (469)       --       --       --       --
Extraordinary loss on early
 extinguishment of subordinated
 debt, net of tax................    (1,985)       --       --       --       --
                                   --------    -------  -------  -------  -------
Adjusted net income (loss).......   (52,502)     3,302    3,302   23,410   23,410
Less: preferred stock dividends..       222      2,352    2,352      786      786
                                   --------    -------  -------  -------  -------
Income (loss) applicable to
 common stock....................  $(52,724)   $   950  $   950  $22,624  $22,624
                                   ========    =======  =======  =======  =======
Denominator:
  Weighted average shares
   outstanding...................   266,036    190,370  190,370  142,776  142,776
  Dilutive effect of options
   issued to associates..........       --         --    13,391      --    15,332
  Dilutive effect of warrants
   outstanding...................       --         --     1,590      --     1,052
  Dilutive effect of convertible
   preferred stock...............       --         --     2,873      --     4,236
                                   --------    -------  -------  -------  -------
                                    266,036    190,370  208,224  142,776  163,396
                                   ========    =======  =======  =======  =======

--------
(a) This charge represents costs incurred to purchase certain of the Company's trust preferred securities on the open market. The costs were charged against additional paid-in capital but increase the net loss for earnings per share purposes (see Note 15).

  Because the Company reported a net loss in fiscal 1999, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in fiscal year 1999, there would have been 22,528,000 additional shares for options outstanding and 1,251,000 for warrants outstanding in the calculation of diluted earnings per share.

Options to purchase 6,899,683 and 1,199,179 shares of common stock at prices ranging from $6.22 to $11.52 and $4.85 to $11.50 were outstanding as of September 30, 1998 and 1997, respectively, but not included in the computation of diluted income (loss) per share for the years ended September 30, 1998 and 1997, respectively. These options were excluded because the options' exercise price was greater than the average market price of the Company's common stock for the years ended September 30, 1998 and 1997, respectively, and therefore would be anti-dilutive for purposes of this calculation.

18. REGULATORY REQUIREMENTS

  E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

                                                               September 30,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Net capital .............................................. $162,729  $97,355
   Percentage of aggregate debit balances ...................      6.2%     9.5%
   Required net capital ..................................... $ 52,206  $20,429
   Excess net capital ....................................... $110,523  $76,926

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

  The table below summarizes the minimum capital requirements for the above companies (in thousands):

                                    September 30, 1999                  September 30, 1998
                            ----------------------------------- -----------------------------------
                             Required                 Excess     Required                 Excess
                            net capital Net capital net capital net capital Net capital net capital
                            ----------- ----------- ----------- ----------- ----------- -----------
   TIR Securities, Inc. ...    $ 82       $2,289      $2,207       $164       $1,385      $1,221
   TIR Investor Select,
    Inc. ..................       5          254         249          5          202         197
   Marquette Securities,
    Inc. ..................     250          445         195        250          417         167

  Telebank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Telebank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Telebank must meet specific capital guidelines that involve quantitative measures of Telebank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Telebank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require Telebank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 1999, that Telebank meets all capital adequacy requirements to which it is subject. As of September 30, 1999 and 1998, the Office of Thrift Supervision categorized Telebank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Telebank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

  Telebank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                                Required To Be
                                                                     Well
                                                                  Capitalized
                                                Required For     Under Prompt
                                                   Capital        Corrective
                                                  Adequacy          Action
                                   Actual         Purposes        Provisions
                               --------------  ---------------  ---------------
                                Amount  Ratio   Amount   Ratio   Amount   Ratio
                               -------- -----  --------- -----  --------- -----
  As of September 30, 1999:
   Core Capital (to adjusted
    tangible assets).......... $440,469 11.20% >$157,320 >4.0%  >$196,651  >5.0%
   Tangible Capital (to
    tangible assets).......... $440,469 11.20% >$ 58,995 >1.5%        N/A   N/A
   Tier I Capital (to risk
    weighted assets).......... $440,469 25.97%       N/A  N/A   >$101,768  >6.0%
   Total Capital (to risk
    weighted assets).......... $447,170 26.36% >$135,691 >8.0%  >$169,614 >10.0%

  As of September 30, 1998:
   Core Capital (to adjusted
    tangible assets).......... $122,871  5.57% >$ 88,310 >4.0%  >$110,388  >5.0%
   Tangible Capital (to
    tangible assets).......... $122,871  5.57% >$ 33,116 >1.5%        N/A   N/A
   Tier I Capital (to risk
    weighted assets).......... $122,871 12.95%       N/A  N/A   >$ 56,934  >6.0%
   Total Capital (to risk
    weighted assets).......... $127,179 13.40% >$ 75,913 >8.0%  >$ 94,891 >10.0%

  Telebank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 1999, approximately $148.5 million of Telebank's retained earnings was available for dividend declaration.

19. LEASE ARRANGEMENTS

  During fiscal 1999, the Company entered into agreements to lease facilities in Menlo Park, California, where it will consolidate its existing Silicon Valley locations. Additionally, the Company has facilities in Rancho Cordova, California and Alpharetta, Georgia. Through ClearStation, TIR and Telebanc, the Company also leases facilities in California, New York, Virginia, New Jersey, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom.

  The Company has non-cancelable operating leases for facilities through 2009 and operating leases for equipment through 2004. Future minimum rental commitments under these leases at September 30, 1999, are as follows (in thousands):

       Fiscal years ending September 30:
         2000......................................................... $ 29,420
         2001.........................................................   23,361
         2002.........................................................   18,384
         2003.........................................................   18,077
         2004.........................................................   16,729
         Thereafter...................................................   41,194
                                                                       --------
       Future minimum lease payments.................................. $147,165
                                                                       ========

  Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 1999, 1998 and 1997 was $36,639,000, $21,843,000, and $12,455,000, respectively.

20. COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

  The Company is a defendant in civil actions arising from the normal course of business. These include several putative class action filings made during the fiscal years ended September 30, 1999 and 1998. The matters alleged by the plaintiffs include:

  . False and deceptive advertising and other communications regarding the Company's commission rates and ability to timely execute and confirm online transactions;

  . Damages arising from alleged problems in accessing accounts and placing orders;

  . Damages arising from system interruptions, including those occurring on February 3, 4 and 5, 1999; and

  . Unfair business practices regarding the extent to which initial public offering shares are made available to the Company's customers.

  These proceedings are at early stages and the Company is unable to predict their ultimate outcome, however, the Company believes that all of these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any matters, if they are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

21. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK AND
   CONCENTRATIONS OF CREDIT RISK

  The Company is party to a variety of interest rate caps, floors and swaps to manage interest rate exposure. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. The effect of these agreements is to lengthen short-term variable rate liabilities into longer-term fixed-rate liabilities or to shorten long-term fixed rate assets into short-term variable rate assets. The interest rate swaps are specifically designated to specific liabilities or assets at their acquisition. The net payments of these agreements are charged to interest expense or interest income, depending on whether the agreement is designated to hedge a liability or an asset.

  Interest rate swap agreements are summarized as follows (dollars in thousands):

                                                                Years Ended
                                                               September 30,
                                                            -------------------
                                                               1999      1998
                                                            ---------- --------
   Weighted average fixed rate payments....................      6.18%    6.04%
   Weighted average original term..........................    4.0 yrs  4.2 yrs
   Weighted average remaining term.........................    3.4 yrs  2.8 yrs
   Weighted average variable rate obligation...............      5.44%    5.43%
   Notional amount......................................... $1,448,000 $355,000

  The counterparties to the interest rate swap agreements described above are Goldman Sachs, Merrill Lynch, Bank of America, Nomura, and Salomon Smith Barney. As of September 30, 1999, the Company had no credit risk associated with any of the aforementioned counterparties. The interest rate swap agreements described above required the Company to pledge approximately $10.8 million in securities as collateral.

  The Company enters into interest rate cap and floor agreements to hedge outstanding mortgage loans, mortgage-backed securities, FHLB advances and repurchase agreements. Under the terms of the interest rate cap agreements, the Company generally would receive an amount equal to the difference between the applicable interest rate index and the strike rate for the cap or floor, multiplied by the notional amount. Premiums paid for the caps and floors are amortized into expense based on the term the agreement. The interest rate agreements are summarized as follows (dollars in thousands):

                                           Notional
                                           Balance          Maturity Date
                                          ---------- ---------------------------
   Cap Strike Rate
     4.0%-4.9%........................... $  650,000 October 2000--November 2000
     5.0%-5.9%........................... $1,050,000 October 2000--April 2001
     6.0%-6.9%........................... $3,120,000 October 1999--August 2003
     7.0%-7.9%........................... $1,035,000 May 2001--May 2003
     8.0%-8.9%........................... $   50,000 June 2000--July 2000
     10.0%-10.9%......................... $   10,000 January 2002
   Floor Strike Rate
     5.0%................................ $   25,000 May 2001

  The counterparties to the interest rate cap agreements described above are Goldman Sachs, Lehman Brothers, Merrill Lynch, Bank of America, Nomura, Salomon Smith Barney, and UBS. As of September 30, 1999, the associated credit risk with the aforementioned counterparties was $9.2 million, $5.5 million, $32,000, $2.6 million, $0, $4.4 million and $165,000, respectively. The credit risk is attributable to the unamortized cap premium and any amounts due from the counterparty as of September 30, 1999.

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

22. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

  The fair value information for financial instruments that is provided below is based on the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments, and does not represent the aggregate net fair value of Telebank. Much of the information used to determine fair value is subjective and judgmental in nature. Therefore, fair value estimates, especially for less marketable securities, may vary. In addition, the amounts actually realized or paid upon settlement or maturity could be significantly different. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

    Cash and interest-bearing deposits--Fair value is estimated to be carrying value.

    Investment securities--Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

    Brokerage receivables-net--Fair value is estimated to be carrying value.

    Mortgage-backed securities--Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

    Loans receivable--For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics, and the liquidity of the secondary market for these types of loans.

    Trading securities--Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics, and other information.

    Brokerage payables--Fair value is estimated to be carrying value.

    Retail deposits--For passbook savings, checking and money market accounts, fair value is estimated at carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

    Brokered callable certificates of deposit--Fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

    Advances from the FHLB of Atlanta--For adjustable rate advances, fair value is estimated at carrying value. For fixed rate advances, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate advances of similar remaining maturities.

    Securities sold under agreements to repurchase--Fair value is estimated using carrying value. The securities are repriced on a semiannual basis.

    Subordinated notes--For subordinated notes, fair value is estimated using quoted market prices.

    Trust Preferred Securities--Fair value is estimated to be carrying value.

    Off-balance sheet instruments--The fair value of interest rate exchange agreements is the net cost to the Company to terminate the agreement as determined from quoted market prices.

    Commitments to purchase loans--The fair value is estimated value of all outstanding "failure to deliver" contract clauses, generally equal to 0.25% of the applicable outstanding loans.

  The fair value of financial instruments whose estimated fair values were different than carrying value at year end is as follows (in thousands):

                                    September 30, 1999    September 30, 1998
                                   --------------------- ---------------------
                                    Carrying              Carrying
                                     Value    Fair Value   Value    Fair Value
                                   ---------- ---------- ---------- ----------
             ASSETS
             ------

Loans receivable--net............  $2,154,509 $2,075,676 $  904,854 $  935,167
Interest rate caps...............      19,388     35,246      6,354      8,363

           LIABILITIES
           -----------

Banking deposits.................  $2,095,584 $2,083,136 $1,142,385 $1,088,921
Brokered callable certificates of
 deposit.........................      67,098     66,042     67,085     66,360
Subordinated notes ..............         --         --      29,855     30,810
Off-balance sheet instruments....         --       4,844        --      (8,648)
Commitments to purchase loans....         --          72        --          13

23. ACQUISITIONS

 MET Holdings Corporation

  In April 1998, Telebanc purchased and assumed substantially all of the assets and liabilities of MET Holdings Corporation ("MET") in accordance with the Amended and Restated Acquisition Agreement between MET and Telebanc (the "Agreement"), dated as of March 17, 1998. Thereafter, MET dissolved. Pursuant to the Agreement, MET sold substantially all of its assets, including 5,732,324 shares of common stock owned by MET, and assigned substantially all of its liabilities to Telebanc in exchange for 6,039,940 shares of common stock, which shares were distributed to the shareholders of MET upon MET's dissolution. Telebanc accounted for this transaction under the purchase method of accounting and recorded the excess of the purchase price over the estimated fair value of the net tangible assets acquired as goodwill. Goodwill from this transaction totaled $262,000 at September 30, 1999, net of accumulated amortization of $26,000. The Company amortizes this goodwill using the straight-line method over a period of 15 years. The results of operations of MET prior to its acquisition by Telebanc were not material.

 ShareData

  On July 30, 1998, the Company acquired ShareData, Inc., ("ShareData"). ShareData supplies stock plan knowledge-based software and Full Service Stock Plan Administration ("FSSPA") consulting services for pre-IPO and public companies. The Company issued 5.2 million shares of its common stock in exchange for all outstanding common stock of ShareData. The Company also assumed all outstanding ShareData options, which were converted to options to purchase approximately 744,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests and, accordingly, the financial data of the Company was restated in fiscal 1998 to include the historical operations of ShareData. Prior to the acquisition, ShareData reported on a calendar year end. Fiscal 1998 and 1997 included the results of ShareData for the year ended September 30, 1998 and 1997, respectively. Fiscal 1996 included the results of ShareData for the year ended December 31, 1996. The results of operations for the quarter ended December 31, 1996 (net revenues of $4,637,000 and net income of $746,000), included in both fiscal 1997 and 1996, is reflected as an adjustment to retained earnings in fiscal 1997. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

 Direct Financial Corporation

  On August 10, 1998, Telebanc acquired Direct Financial Corporation ("DFC"), a regional savings and loan holding company, and its wholly-owned subsidiary, Premium Bank F.S.B., a federal savings bank ("Premium

Bank"), in a merger transaction for approximately $22.3 million in cash (the "DFC Acquisition"). This transaction has been accounted for under the purchase method of accounting. Telebanc recorded the excess of the purchase price over the estimated fair value of the net tangible assets acquired, as well as the direct costs of the DFC Acquisition, as goodwill. The goodwill is being amortized over 15 years using the straight-line method. Results of operations of DFC prior to its acquisition by Telebanc were not material.

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

 TIR (Holdings) Limited

  On August 31, 1999, the Company acquired TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. The Company issued 4,488,000 shares of common stock in exchange for all outstanding common stock of TIR. The Company also assumed all outstanding TIR options, which were converted to options to purchase approximately 190,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of TIR. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

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

 Telebanc

  On January 12, 2000, the Company completed the acquisition of Telebanc. Telebanc is the holding company for Telebank, an Internet-based bank. Under the terms of the agreement, Telebanc shareowners received 1.05 shares of E*TRADE common stock for each share of Telebanc common stock representing a total of 35.6 million shares of the Company's common stock. The Company also assumed all outstanding Telebanc options, which were converted to options to purchase approximately 5,494,000 shares of the Company's common stock. Prior to the acquisition, Telebanc reported on a calendar year end. Fiscal 1998 and 1997 include the results of Telebanc for the twelve months ended December 31, 1998 and 1997, respectively. Fiscal 1999 include the results of Telebanc for the twelve months ended September 30, 1999. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37,758,000, net revenues of $8,905,000 and net income of $655,000), have been included in both fiscal 1999 and 1998, and are reflected as an adjustment to retained earnings in fiscal 1999. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the

Company has been restated to include the historical operations of Telebanc. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

  The operating results of the separate companies through their acquisitions in fiscal 1999 are as follows (in thousands):

                                                  Income (loss)
                                                before cumulative
                                               effect of accounting
                                        Net         change and      Net income
                                      revenues  extraordinary loss    (loss)
                                      -------- -------------------- ----------
   Fiscal year ended September 30,
    1999
     E*TRADE Group .................. $520,007       $(58,355)       $(58,355)
     ClearStation (through March 31,
      1999) .........................      363           (479)           (479)
     TIR (through June 30, 1999).....   81,393          4,396           4,396
     Telebanc .......................   55,387          4,800           2,346
                                      --------       --------        --------
     Combined ....................... $657,150       $(49,638)       $(52,092)
                                      ========       ========        ========
   Fiscal year ended September 30,
    1998
     E*TRADE Group................... $234,247       $   (712)       $   (712)
     ClearStation....................       35         (1,100)         (1,100)
     TIR ............................   90,439          3,739           3,739
     Telebanc........................   25,933          1,375           1,375
                                      --------       --------        --------
     Combined ....................... $350,654       $  3,302        $  3,302
                                      ========       ========        ========
   Fiscal year ended September 30,
    1997
     E*TRADE Group................... $152,871       $ 15,035        $ 15,035
     ClearStation....................      --             --              --
     TIR.............................   77,733          4,158           4,158
     Telebanc........................   17,548          4,217           4,217
                                      --------       --------        --------
     Combined ....................... $248,152       $ 23,410        $ 23,410
                                      ========       ========        ========

24. SEGMENT AND GEOGRAPHICAL INFORMATION

 Segment Information

  The Company provides securities brokerage and related investment and financial services. Following the acquisitions of TIR and Telebanc (see Note
23), the Company has classified the operations of E*TRADE's historical business, TIR and Telebanc as separate reportable segments due to the relatively short operating history of the combined operations of E*TRADE's historical business with TIR and Telebanc and due to Telebanc's online banking services which represent a new line of business. This is the manner in which management currently evaluates their operating performance. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements.

                                     E*TRADE
                                      Group       TIR     Telebanc    Total
                                    ----------  -------- ---------- ----------
                                                 (in thousands)
   Fiscal 1999
     Interest--net of interest
      expense.....................  $  101,786  $    883 $   49,932 $  152,601
     Non-interest revenue--net of
      provision for loan losses...     391,747   107,347      5,455    504,549
                                    ----------  -------- ---------- ----------
     Net revenues.................  $  493,533  $108,230 $   55,387 $  657,150
                                    ==========  ======== ========== ==========
     Operating income (loss)......  $ (158,649) $  6,608 $    8,471 $ (143,570)
     Pre-tax income (loss)........  $  (98,156) $  6,620 $   12,789 $  (78,747)
     Segment assets...............  $3,771,370  $155,610 $3,981,244 $7,908,224

   Fiscal 1998
     Interest--net of interest
      expense.....................  $   44,984  $    681 $   19,805 $   65,470
     Non-interest revenue--net of
      provision for loan losses...     189,298    89,758      6,128    285,184
                                    ----------  -------- ---------- ----------
     Net revenues.................  $  234,282  $ 90,439 $   25,933 $  350,654
                                    ==========  ======== ========== ==========
     Operating income (loss)......  $  (13,801) $  5,678 $    4,191 $   (3,932)
     Pre-tax income (loss)........  $   (2,765) $  4,916 $    4,386 $    6,537
     Segment assets...............  $1,968,741  $ 96,841 $2,283,341 $4,348,923

   Fiscal 1997
     Interest--net of interest
      expense.....................  $   21,741  $    474 $   13,238 $   35,453
     Non-interest revenue--net of
      provision for loan losses...     131,130    77,259      4,310    212,699
                                    ----------  -------- ---------- ----------
     Net revenues.................  $  152,871  $ 77,733 $   17,548 $  248,152
                                    ==========  ======== ========== ==========
     Operating income.............  $   20,936  $  5,809 $    7,684 $   34,429
     Pre-tax income...............  $   24,460  $  4,863 $    6,268 $   35,591
     Segment assets...............  $  995,422  $152,692 $1,100,352 $2,248,466

 Geographic Information

  The Company operates in both U.S. and foreign markets. The Company's foreign operations are conducted by TIR through offices in Europe, Japan and South East Asia. Management believes that the following information provides a reasonable representation of each region's contribution to the consolidated amounts.

                                                                 South
                                        United                   East
                                        States  Europe   Japan   Asia    Total
                                       -------- ------- ------- ------- --------
   Fiscal 1999
     Net revenues .................... $591,736 $29,663 $20,563 $15,188 $657,150
     Long-lived assets................  633,270   1,625     --    1,728  636,623

   Fiscal 1998
     Net revenues..................... $294,324 $27,175 $15,796 $13,359 $350,654
     Long-lived assets ...............  130,086     429     --    1,531  132,046

   Fiscal 1997
     Net revenues .................... $190,448 $22,833 $17,840 $17,031 $248,152
     Long-lived assets................   38,200     153     --    1,454   39,807

  No single customer accounted for greater than 10% of gross revenues for the fiscal years ended September 30, 1999, 1998 or 1997.

25. SUBSEQUENT EVENTS

Acquisitions

  During the quarter ended December 31, 1999, the Company acquired 100% ownership of three of its foreign affiliates, E*TRADE Nordic AB, a Swedish company, E*TRADE @ Net Bourse S.A., a French company, and the remaining portion of its E*TRADE UK joint venture, for an aggregate purchase price of $362 million. The purchase price was composed of 11.7 million shares of the Company's common stock, cash of $26.7 million and the assumption of options of the affiliates. The purchase price exceeded the fair value of the assets acquired by $357 million, which was recorded as goodwill to be amortized over 20 years. The operating results of E*TRADE Nordic AB, E*TRADE@Net Bourse S.A., and E*TRADE UK prior to their acquisitions were insignificant.

  Merger-related expenses of $5.8 million were recognized in the first quarter of fiscal 2000 and primarily relate to transaction costs associated with the Telebanc acquisition. Additional costs associated with the Company's mergers and acquisitions are expected to be incurred throughout fiscal 2000, including a charge of approximately $30 million to be recorded in the second quarter of fiscal 2000 relating to the acquisition of Telebanc.

Debt Offering

  On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, which are convertible into 6,355,932 shares of common stock. The Company expects to use $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $19.1 million will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the fiscal year ended September 30, 1999, loss per share would have been increased to $0.35 due to the additional net interest expense associated with the securities.

26. CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

  The following presents the Parent's condensed balance sheets as of September 30, 1999 and 1998 and statements of operations and cash flows for each of the three years in the period ended September 30, 1999.

                                BALANCE SHEETS
                                (in thousands)

                                                                   September 30,
                                                                -------------------
                                                                   1999      1998
                                                                ---------- --------
                            ASSETS
Cash and equivalents........................................... $      --  $    636
Property and equipment--net....................................    152,125   46,604
Investments....................................................    547,250  560,865
Equity in net assets of bank subsidiary........................    505,634  113,435
Equity in net assets of other subsidiaries.....................    294,853  131,570
Receivable from subsidiaries...................................     44,317    4,801
Other assets...................................................     73,872   12,220
                                                                ---------- --------
    Total assets............................................... $1,618,051 $870,131
                                                                ========== ========

              LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities.................................................... $  198,750 $ 22,286
Shareowners' equity............................................  1,419,301  847,845
                                                                ---------- --------
    Total liabilities and shareowners' equity.................. $1,618,051 $870,131
                                                                ========== ========

                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                   Years Ended September 30,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Revenues:
  Management fees from subsidiaries..............  $224,352  $ 89,929  $53,879
  Other..........................................    29,463    24,411   18,849
                                                   --------  --------  -------
    Net revenues.................................   253,815   114,340   72,728
                                                   --------  --------  -------
Cost of services.................................   106,227    45,385   17,676
                                                   --------  --------  -------
Operating expenses:
  Selling and marketing..........................    17,662     7,639    4,603
  Technology development.........................    85,347    42,046   26,099
  General and administrative.....................    48,307    33,659   15,517
  Merger-related expenses........................     7,174     1,167      --
                                                   --------  --------  -------
    Total operating expenses.....................   158,490    84,511   46,219
                                                   --------  --------  -------
    Total cost of services and operating
     expenses....................................   264,717   129,896   63,895
                                                   --------  --------  -------
Operating income (loss)..........................   (10,902)  (15,556)   8,833
                                                   --------  --------  -------
Non-operating income:
  Gain on sale of investments....................    49,957       --       --
  Other non-operating income.....................     7,409     9,103    3,293
                                                   --------  --------  -------
    Total non-operating income...................    57,366     9,103    3,293
                                                   --------  --------  -------
Pre-tax income (loss)............................    46,464    (6,453)  12,126
Income tax expense (benefit).....................    19,645    (2,705)   4,427
Equity in income of investment in bank
 subsidiary......................................    (2,346)   (1,375)  (4,217)
Equity in losses (income) of investments in other
 subsidiaries....................................    81,257    (5,675) (11,494)
                                                   --------  --------  -------
Net income (loss)................................   (52,092)    3,302   23,410
Other comprehensive income, net of tax...........   143,234    11,852      262
                                                   --------  --------  -------
Total comprehensive income.......................  $ 91,142  $ 15,154  $23,672
                                                   ========  ========  =======

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended September 30,
                                               --------------------------------
                                                  1999        1998       1997
                                               ----------  ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................  $  (52,092) $    3,302  $ 23,410
  Non-cash items included in net income
   (loss):
    Equity in undistributed income of bank
     subsidiary..............................      (2,346)     (1,375)   (4,217)
    Equity in undistributed (income) loss of
     other subsidiaries......................      81,257      (5,675)  (11,494)
    Depreciation and amortization............      31,596      12,513     3,793
    Gain on sale of investments..............     (49,957)        --        --
    Other....................................       3,384        (219)   (1,345)
  Other changes--net:
    Other assets.............................     (60,060)     (3,788)   (1,609)
    Liabilities..............................     176,464      10,749     4,680
                                               ----------  ----------  --------
      Net cash provided by operating
       activities............................     128,246      15,507    13,218
                                               ----------  ----------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........    (129,101)    (35,329)  (15,742)
  Purchase of investments....................  (4,397,244) (3,274,691) (993,282)
  Proceeds from sale/maturity of
   investments...............................   4,649,618   2,924,167   836,877
  Acquisition of OptionsLink.................         --       (3,500)      --
  Advances to other subsidiaries.............    (272,881)    (38,444)  (30,000)
                                               ----------  ----------  --------
      Net cash used in investing activities..    (149,608)   (427,797) (202,147)
                                               ----------  ----------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net
   of issuance costs.........................         --      399,458   188,825
  Proceeds from stock purchase plan and
   exercise of stock options.................      20,453       5,711     2,315
  Dividends paid.............................         --          --     (1,159)
  Other......................................         273       4,170       190
                                               ----------  ----------  --------
      Net cash provided by financing
       activities............................      20,726     409,339   190,171
                                               ----------  ----------  --------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS..        (636)     (2,951)    1,242
CASH AND EQUIVALENTS--Beginning of period....         636       3,587     2,345
                                               ----------  ----------  --------
CASH AND EQUIVALENTS--End of period..........  $      --   $      636  $  3,587
                                               ==========  ==========  ========

27. QUARTERLY DATA (Unaudited)

  The unaudited quarterly financial information of the Company has been restated for all prior periods to reflect the acquisition of TIR and Telebanc, which were accounted for as pooling of interests transactions. The quarterly reports on Form 10-Q filed by the Company were previously amended to reflect the ClearStation pooling of interests. The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

                                     Fiscal 1999                          Fiscal 1998
                         -------------------------------------  ---------------------------------
                           4th       3rd       2nd      1st       4th       3rd     2nd     1st
                         Quarter   Quarter   Quarter  Quarter   Quarter   Quarter Quarter Quarter
                         --------  --------  -------- --------  --------  ------- ------- -------
E*TRADE Group (as
 previously reported):
  Net revenues.......... $142,561  $147,182  $120,958 $ 82,832  $ 64,333  $64,425 $53,924 $51,599
  Cost of services .....   80,832    72,373    56,573   41,289    33,273   29,786  25,259  23,570
  Net income (loss) ....  (27,089)  (24,216)    5,647  (13,546)  (16,127)   5,141   4,188   4,986
  Income (loss) per
   share:
   Basic................    (0.11)    (0.10)     0.02    (0.06)    (0.08)    0.03    0.03    0.03
   Diluted .............    (0.11)    (0.10)     0.02    (0.06)    (0.08)    0.03    0.02    0.03
TIR:
  Net revenues..........   26,837    25,270    28,444   27,679    25,461   20,032  24,243  20,703
  Cost of services .....    9,346     7,366     7,980    8,110     8,843    5,083   6,443   6,685
  Net income ...........      370       764     1,673    1,959       975      119   1,350   1,295
Telebanc (as previously
 reported):
  Net revenues..........   20,138    13,970    12,373    8,906     8,906    7,220   4,733   5,075
  Cost of services .....    3,765     2,498     1,940      838       838    2,102   1,566   1,570
  Income before
   cumulative effect of
   accounting change and
   extraordinary loss ..      737     1,691     1,717      655       655      105     179     436
  Net income (loss) ....      737      (294)    1,248      655       655      105     179     436
Combined:
  Net revenues..........  189,536   186,422   161,775  119,417    98,700   91,677  82,900  77,377
  Cost of services .....   93,943    82,237    66,493   50,237    42,954   36,971  33,268  31,825
  Income (loss) before
   cumulative effect of
   accounting change and
   extraordinary loss...  (25,982)  (21,761)    9,037  (10,932)  (14,497)   5,365   5,717   6,717
  Net income (loss) ....  (25,982)  (23,746)    8,568  (10,932)  (14,497)   5,365   5,717   6,717
  Income (loss) per
   share before
   cumulative effect of
   accounting change and
   extraordinary loss:
   Basic................    (0.09)    (0.08)     0.03    (0.04)    (0.07)    0.03    0.03    0.04
    Diluted ............    (0.09)    (0.08)     0.03    (0.04)    (0.07)    0.03    0.03    0.04
  Income (loss) per
   share:
    Basic...............    (0.09)    (0.09)     0.03    (0.04)    (0.07)    0.03    0.03    0.04
    Diluted ............    (0.09)    (0.09)     0.03    (0.04)    (0.07)    0.03    0.03    0.04

--------
(1) The second, third and fourth quarters of fiscal 1999 include pre-tax gains on the sale of investments of $33,367,000, $4,303,000 and $12,287,000, respectively.
(2) The results of operations for Telebanc for the quarter ended December 31, 1998 are included in both the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  The Company's Proxy Statement for its Fiscal 1999 Annual Meeting of Shareowners, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

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

  (c) Exhibits.

 Exhibit
 Number                                Description
 -------                               -----------
   2.1   Agreement and plan of Merger and Reorganization as of May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc
          Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company's registration statement on Form S-4, Registration
          Statement No. 333-91467).

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

   4.2   Reference is hereby made to Exhibits 3.1 and 3.2.

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

 *21.1   Subsidiaries of the Registrant.

 *23.1   Consent of Independent Auditors.

 *23.2   Consent of Independent Public Accountants.

 *27.1   Financial Data Schedule for the fiscal year ended September 30, 1999.

--------
* Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2000                     E*TRADE Group, Inc.

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

             Signature                           Title                   Date
             ---------                           -----                   ----

    /s/ Christos M. Cotsakos         Chairman of the Board and     April 17, 2000
____________________________________  Chief Executive Officer
       (Christos M. Cotsakos)         (principal executive
                                      officer)

     /s/ Leonard C. Purkis           Chief Financial Officer       April 17, 2000
____________________________________  (principal financial and
        (Leonard C. Purkis)           accounting officer)


     /s/ William A. Porter           Chairman Emeritus             April 17, 2000
____________________________________
        (William A. Porter)

    /s/ Richard S. Braddock          Director                      April 17, 2000
____________________________________
       (Richard S. Braddock)


       /s/ Peter Chernin             Director                      April 17, 2000
____________________________________
          (Peter Chernin)


      /s/ William E. Ford            Director                      April 17, 2000
____________________________________
         (William E. Ford)


       /s/ George Hayter             Director                      April 17, 2000
____________________________________
          (George Hayter)


      /s/ Lester C. Thurow           Director                      April 17, 2000
____________________________________
         (Lester C. Thurow)

      /s/ Lewis E. Randall           Director                      April 17, 2000
____________________________________
         (Lewis E. Randall)

       /s/ Masayoshi Son             Director                      April 17, 2000
____________________________________
          (Masayoshi Son)