Form 10-Q/A
period 1999-12-31
E TRADE GROUP INC
filed 2000-04-17
CIK 1015780

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

                              E*TRADE Group, Inc.
                         Form 10-Q/A Quarterly Report
                    For the Quarter Ended December 31, 1999

                               Table of Contents

                                                                                                 Page
                                                                                                 ----
                                 Part I--Financial Information

Item 1.  Financial Statements

         Consolidated Statements of Operations..................................................   3

         Consolidated Balance Sheets............................................................   4

         Condensed Consolidated Statements of Cash Flows........................................   5

         Notes to Consolidated Financial Statements.............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  38

                                  Part II--Other Information

Item 1.  Legal and Administrative Proceedings...................................................  40

Item 2.  Changes in Securities and Use of Proceeds..............................................  42

Item 3.  Defaults Upon Senior Securities........................................................  42

Item 4.  Submission of Matters to a Vote of Security Holders....................................  42

Item 5.  Other Information......................................................................  42

Item 6.  Exhibits and Reports on Form 8-K.......................................................  42

Signatures.....................................................................................   44

                               ----------------

   UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

   This Form 10-Q/A is being filed to give retroactive effect to the Company's acquisition of Telebanc Financial Corporation on January 12, 2000, which was accounted for as a pooling of interests (see Note 10 to the consolidated financial statements). Other than the acquisition of Telebanc Financial Corporation, the inclusion of certain additional exhibits, and updates to Part II Item 1. Legal and Administrative Proceedings, this Form 10-Q/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to December 31, 1999.

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

                         PART I. Financial Information

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                                          Three months ended
                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Revenues:
  Transaction revenues................................... $ 152,312  $  60,320
  Interest income........................................   157,197     61,040
  Global and institutional...............................    33,699     28,106
  Other..................................................    19,283      8,250
                                                          ---------  ---------
    Gross revenues.......................................   362,491    157,716
  Interest expense.......................................   (94,312)   (38,019)
  Provision for loan losses..............................      (537)      (280)
                                                          ---------  ---------
    Net revenues.........................................   267,642    119,417
                                                          ---------  ---------
Cost of services.........................................   111,507     50,237
                                                          ---------  ---------
Operating expenses:
  Selling and marketing..................................   129,680     57,709
  Technology development.................................    36,380     14,566
  General and administrative.............................    42,078     20,366
  Amortization of goodwill and other intangibles.........     2,025        760
  Merger-related expenses................................     5,787        --
                                                          ---------  ---------
    Total operating expenses.............................   215,950     93,401
                                                          ---------  ---------
    Total cost of services and operating expenses........   327,457    143,638
                                                          ---------  ---------
Operating loss...........................................   (59,815)   (24,221)
                                                          ---------  ---------
Non-operating income (expense):
  Corporate interest income--net.........................     1,789      5,409
  Gain on sale of investments............................    31,316        --
  Unrealized gain on venture fund........................    25,453        --
  Equity in income (losses) of investments...............    (3,889)        14
  Other..................................................       153        (44)
                                                          ---------  ---------
    Total non-operating income...........................    54,822      5,379
                                                          ---------  ---------
Pre-tax loss.............................................    (4,993)   (18,842)
Income tax benefit.......................................      (697)    (8,481)
Minority interest in subsidiary..........................       495        571
                                                          ---------  ---------
Net loss.................................................    (4,791)   (10,932)
Preferred stock dividends................................       --          60
                                                          ---------  ---------
Loss applicable to common stock.......................... $  (4,791) $ (10,992)
                                                          =========  =========
Loss per share:
  Basic and Diluted...................................... $   (0.02) $   (0.04)
                                                          =========  =========
Shares used in computation of loss per share:
  Basic and Diluted......................................   282,505    257,860

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                        December    September 30,
                                                        31, 1999        1999
                                                       -----------  -------------
                                                       (Unaudited)
                        ASSETS
                        ------

Cash and equivalents.................................. $   297,298   $  124,801
Cash and investments required to be segregated under
 Federal or other regulations.........................     811,153      104,500
Brokerage receivables--net............................   4,243,618    2,912,581
Mortgage-backed securities............................   2,025,192    1,426,053
Loans receivable--net.................................   2,422,252    2,154,509
Investments...........................................   1,086,944      830,329
Property and equipment--net...........................     194,351      178,854
Goodwill and other intangibles........................     372,987       17,211
Other assets..........................................     284,842      159,386
                                                       -----------   ----------
  Total assets........................................ $11,738,637   $7,908,224
                                                       ===========   ==========
         LIABILITIES AND SHAREOWNERS' EQUITY
         -----------------------------------

Liabilities:
  Brokerage payables.................................. $ 4,758,423   $2,824,212
  Banking deposits....................................   2,714,204    2,162,682
  Borrowings by bank subsidiary.......................   1,760,158    1,267,474
  Bank loan payable...................................     107,785          --
  Accounts payable, accrued and other liabilities.....     417,830      203,971
                                                       -----------   ----------
    Total liabilities.................................   9,758,400    6,458,339
                                                       -----------   ----------
Company-obligated mandatorily redeemable preferred
   capital securities of subsidiary trusts holding
   solely junior subordinated debentures of the
   Company and other mandatorily redeemable preferred
   securities.........................................      30,600       30,584
                                                       -----------   ----------

Commitments and contingencies

Shareowners' equity:
  Common stock, $.01 par: shares authorized,
   600,000,000; shares issued and outstanding:
   December 31, 1999, 288,259,448;
   September 30, 1999, 275,145,791....................       2,883        2,751
  Additional paid-in capital..........................   1,611,428    1,269,167
  Unearned ESOP shares................................      (1,970)      (2,122)
  Accumulated deficit.................................     (13,155)      (8,364)
  Accumulated other comprehensive income..............     350,451      157,869
                                                       -----------   ----------
    Total shareowners' equity.........................   1,949,637    1,419,301
                                                       -----------   ----------
    Total liabilities and shareowners' equity......... $11,738,637   $7,908,224
                                                       ===========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
Net cash provided by (used in) operating activities..  $   (72,889) $    82,981
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities..........   (1,135,729)  (2,207,993)
  Proceeds from sales, maturities of and principal
   payments on available-for-sale securities.........      592,661    2,007,804
  Net increase in loans held for investment..........     (271,299)    (142,458)
  Purchase of investments............................      (23,865)        (777)
  Proceeds from sales of investments.................       39,393          --
  Restricted deposits................................      (49,759)         --
  Cash used in acquisitions..........................      (26,707)         --
  Purchases of property and equipment, net of capital
   lease.............................................      (33,716)      (4,443)
  Proceeds from the sale of foreclosed real estate...          213          265
  Release of unearned shares held by Employee Stock
   Ownership Plan....................................          152           60
  Equity investments in subsidiaries-net.............         (176)        (295)
                                                       -----------  -----------
      Net cash used in investing activities..........     (908,832)    (347,837)
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in banking deposits...................      551,521       90,187
  Advances from the Federal Home Loan Bank of
   Atlanta...........................................      946,000      529,500
  Payments on advances from the Federal Home Loan
   Bank of Atlanta...................................     (730,000)    (265,000)
  Net increase (decrease) in securities sold under
   agreements to repurchase..........................      276,684      (75,307)
  Proceeds from issuance of common stock.............        7,937        1,822
  Proceeds from bank loans payable, net of
   transaction costs.................................      102,535          --
  Dividends paid on trust preferred securities.......         (495)        (571)
  Other..............................................           36          114
                                                       -----------  -----------
      Net cash provided by financing activities......    1,154,218      280,745
                                                       -----------  -----------
INCREASE IN CASH AND EQUIVALENTS.....................      172,497       15,889
CASH AND EQUIVALENTS--Beginning of period............      124,801       71,317
                                                       -----------  -----------
CASH AND EQUIVALENTS--End of period..................  $   297,298  $    87,206
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest ............................  $    79,667  $    38,596
  Cash paid for income taxes.........................  $     1,153  $        47
  Non-cash investing and financing activities:
    Unrealized gain on available-for-sale
     securities......................................  $   325,159  $    30,433
   Assets acquired under capital lease obligations...  $    31,698  $       --
   Acquisitions, net of cash acquired:
      Common stock issued and stock options assumed..  $   323,967          --
      Cash paid, less acquired.......................       26,707          --
      Liabilities assumed............................        6,000          --
      Carrying value of joint-venture investment.....        5,343          --
                                                       -----------  -----------
      Fair value of assets acquired (including
       goodwill of $357,397).........................  $   362,017
                                                       ===========  ===========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.--BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements include E*TRADE Group, Inc., a financial services holding company, and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, Telebanc Financial Corporation ("Telebanc"), a provider of financial services, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional clients. The primary business of Telebanc is the activities conducted by Telebank and Telebanc Capital Markets, Inc. ("TCM"). Telebank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. TCM is a funds manager and registered broker-dealer.

   These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report to Shareowners on Form 10-K/A for the fiscal year ended September 30, 1999.

   The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Telebanc on January 12, 2000, which was accounted for as a pooling of interests (see Note 10).

NOTE 2.--BROKERAGE RECEIVABLES--NET AND PAYABLES

   Brokerage receivables--net and payables consist of the following (in thousands):

                                                     December 31, September 30,
                                                         1999         1999
                                                     ------------ -------------
  Receivable from customers and non-customers (less
   allowance for doubtful accounts of $2,955 at
   December 31, 1999 and $975 at September 30,
   1999)............................................  $3,782,599   $2,559,283
  Receivable from brokers, dealers and clearing
   organizations:
   Net settlement and deposits with clearing
    organizations...................................      34,092       20,066
   Deposits paid for securities borrowed............     396,829      306,326
   Securities failed to deliver.....................       4,423        7,508
   Other............................................      25,675       19,398
                                                      ----------   ----------
    Total brokerage receivables--net................  $4,243,618   $2,912,581
                                                      ==========   ==========

  Payable to customers and non-customers............  $1,286,794   $  946,760
  Payable to brokers, dealers and clearing
   organizations:
   Deposits received for securities loaned..........   3,434,902    1,806,590
   Securities failed to receive.....................      14,370        7,235
   Other............................................      22,357       63,627
                                                      ----------   ----------
    Total brokerage payables........................  $4,758,423   $2,824,212
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

NOTE 3.--INVESTMENTS

   Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence, accounted for under the equity method.

   The carrying amounts of investments are shown below (in thousands):

                                                      December 31, September 30,
                                                          1999         1999
                                                      ------------ -------------
   Trading securities................................  $   17,673    $ 38,269
   Available-for-sale investment securities..........     934,877     685,555
   Equity method investments:
     Joint ventures (see Note 10)....................      13,285      20,862
     Archipelago.....................................      25,162      25,149
     Venture funds...................................      65,473      36,270
     E*OFFERING......................................      15,898      11,391
   KAP Group.........................................       2,000       2,000
   Other investments.................................      12,576      10,833
                                                       ----------    --------
   Total investments.................................  $1,086,944    $830,329
                                                       ==========    ========

 Publicly-traded Equity Securities

   Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. These companies include Knight/Trimark Inc., CriticalPath, Digital Island, Message Media, E-LOAN and Versus. During the first quarter of fiscal 2000, the Company sold shares of Knight/Trimark generating proceeds of $30.0 million, resulting in a pre-tax gain of $29.9 million. Unrealized gains related to these investments were $610.2 million and $282.3 million at December 31, 1999 and September 30, 1999, respectively. There were no unrealized losses at December 31, 1999 and September 30, 1999. Certain of these investments are currently subject to sale restriction agreements.

 Equity Method Investments

   The Company made a $25 million contribution to the E*TRADE eCommerce Fund, L.P. (the "Fund") on October 1, 1999. The Fund has committed capital of approximately $100 million, $75 million of which was raised from third party investors. The Fund invests in early to mid-stage Internet companies focused on e-commerce, infrastructure tools, communication and services. The Company received a general and limited partnership interest of approximately 28% in the Fund. Through the Fund, the Company is able to leverage its own investment capital, expand the scope of its strategic investments (beyond financial services) and keep it in a position to capitalize on leading-edge technologies. The Fund is managed by its General Partner, E*TRADE Ventures I, LLC (the "General Partner"). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas Bevilacqua, Chief Strategic Investment Officer, are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner receives an annual management fee of approximately 1.75% of the total committed capital.

The management fee is paid in its entirety to the Company and is used to offset the costs and expenses of its corporate development group. In addition, to the extent that the Fund generates profits, 20% are allocated to the General Partner as a carried interest. As members of the General Partner, the Company is entitled to receive 50% of such amount and Messrs. Cotsakos and Bevilacqua are each entitled to receive 25% of such amount, provided that up to one-fifth of the Company's interest can be allocated by the managing members to Company personnel. The Company also has limited partnership interests in two other unrelated venture capital funds.

   In the quarter ended December 31, 1999, the Company invested an additional $5,000,000 in E*OFFERING in the form of a subordinated note, which was utilized by E*OFFERING for its Internet-based investment banking activities. The note has been classified as part of the investment at December 31, 1999 and was subsequently repaid in January 2000. E*OFFERING has since completed additional rounds of financing whereby the Company's ownership position was reduced to approximately 28%.

NOTE 4.--COMPREHENSIVE INCOME

   On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net loss to comprehensive income is as follows (in thousands):

                                                              Three Months
                                                             Ended December
                                                                   31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Net loss................................................... $ (4,791) $(10,932)
Changes in other comprehensive income:
  Unrealized gain on available-for-sale securities, net of
   tax.....................................................  192,498    17,710
  Cumulative translation adjustments.......................       84       658
                                                            --------  --------
    Total comprehensive income............................. $187,791  $  7,436
                                                            ========  ========

NOTE 5.--LOSS PER SHARE

   The Company reported a net loss for the three months ended December 31, 1999 and 1998; therefore, the calculation of diluted net loss per share does not include common stock equivalents as it would result in a reduction of net loss per share. If the Company had reported net income for the three months ended December 31, 1999 and 1998, there would have been 20,234,000 and 15,308,000 additional shares in the calculation of diluted earnings per share, respectively.

NOTE 6.--BANK LOANS

   In November 1999, the Company obtained a $50 million line of credit under an agreement with a bank that expires in November 2000. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR. The agreement requires the Company to meet certain financial covenants; as of December 31, 1999, the Company was in compliance with all such covenants. As of December 31, 1999, the Company had $34.8 million outstanding under this line of credit.

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

NOTE 7.--COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES

   In June 1997, Telebanc formed Telebanc Capital Trust I ("TCT I"), which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10.0 million. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by Telebanc. These junior subordinated debentures, which are the sole assets of TCT I, have a principal amount of $10.0 million and bear interest at an annual rate of 11.0%. The junior subordinated debentures mature in 2027.

   In July 1998, Telebanc formed Telebanc Capital Trust II ("TCT II"), a business trust formed solely for the purpose of issuing capital securities. TCT II sold, at par, 1,100,000 shares of Beneficial Unsecured Securities, Series A, with a liquidation amount of $25 per share, for a total of $27.5 million and invested the net proceeds in Telebanc's 9.0% Junior Subordinated Deferrable Interest Debentures, Series A. These Junior Subordinated Deferrable Interest Debentures, Series A, which are the sole assets of TCT II, have a principal amount of $27.5 million and mature in 2028.

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

NOTE 8.--REGULATORY REQUIREMENTS

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

     TIR Securities, Inc. and TIR Investor Select, Inc.--TIR Securities, Inc. and TIR Investor Select, Inc. are subject to the Rule and are required to maintain net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. TIR Securities, Inc. is also subject to the Commodity Futures Trading Commission ("CFTC") Regulation 1.17, which requires the maintenance of net capital of 4% of the funds required to be segregated in accordance with Section 4d(2) of the Commodities Exchange Act or $30,000, whichever is greater. TIR Securities, Inc. is required to maintain net capital in accordance with the Rule or CFTC Regulation 1.17, whichever is greater.

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

   The table below summarizes the minimum capital requirements for the above companies (in thousands):

                                December 31, 1999        September 30, 1999
                             ------------------------ ------------------------
                             Required         Excess  Required         Excess
                               net      Net     net     net      Net     net
                             capital  capital capital capital  capital capital
                             -------- ------- ------- -------- ------- -------
   TIR Securities, Inc......   $ 65   $1,398  $1,333    $ 82   $2,289  $2,207
   TIR Investor Select,
    Inc.....................      5       39      34       5      254     249
   Marquette Securities,
    Inc.....................    250      445     195     250      445     195

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

   Quantitative measures established by regulation to ensure capital adequacy require Telebank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, that Telebank meets all capital adequacy requirements to which it is subject. As of December 31, 1999 and September 30, 1999, the Office of Thrift Supervision ("OTS") categorized Telebank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Telebank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

   Telebank's actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                                Required To Be
                                                                     Well
                                                                  Capitalized
                                                                 Under Prompt
                                                Required For      Corrective
                                              Capital Adequacy      Action
                                 Actual           Purposes        Provisions
                             ---------------  ----------------  ---------------
                              Amount   Ratio    Amount   Ratio   Amount   Ratio
                             --------- -----  ---------- -----  --------- -----
As of December 31, 1999:
 Core Capital (to adjusted
  tangible assets).......... $ 441,987  8.83%  >$200,314 >4.0%  >$250,392 > 5.0%
 Tangible Capital (to
  tangible assets).......... $ 441,987  8.83%  >$ 75,118 >1.5%        N/A   N/A
 Tier I Capital (to risk
  weighted assets).......... $ 441,987 21.08%        N/A  N/A   >$125,828 > 6.0%
 Total Capital (to risk
  weighted assets).......... $ 449,174 21.42%  >$167,771 >8.0%  >$209,713 >10.0%

As of September 30, 1999:
 Core Capital (to adjusted
  tangible assets).......... $ 440,469 11.20% >$ 157,320 >4.0%  >$196,651 > 5.0%
 Tangible Capital (to
  tangible assets).......... $ 440,469 11.20% >$  58,995 >1.5%        N/A   N/A
 Tier I Capital (to risk
  weighted assets).......... $ 440,469 25.97%        N/A  N/A   >$101,768 > 6.0%
 Total Capital (to risk
  weighted assets).......... $ 441,170 26.36% >$ 135,691 >8.0%  >$169,614 >10.0%

   Telebank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 1999, approximately $128.4 million of Telebank's retained earnings was available for dividend declaration.

NOTE 9.--COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

   As of December 31, 1999, the Company had commitments to purchase $26.0 million in fixed rate and $180.8 million in variable rate loans, and certificates of deposit scheduled to mature in less than one year approximating $1.1 billion. In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

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

NOTE 10.--ACQUISITIONS

   On January 12, 2000, the Company completed the acquisition of Telebanc. Telebanc is the holding company for Telebank, an Internet-based bank. Under the terms of the agreement, Telebanc shareowners received 1.05 shares of E*TRADE common stock for each share of Telebanc common stock representing a total of 35.6 million shares of the Company's common stock. The Company also assumed all outstanding Telebanc options, which were converted to options to purchase approximately 5,494,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of Telebanc. There were no significant intercompany transactions requiring elimination for any prior periods presented. The information below reflects the operations of E*TRADE (as reported) and Telebanc on a standalone and consolidated basis (in thousands):

                                         Three Months Ended December 31,
                         ----------------------------------------------------------------
                                      1999                             1998
                         -------------------------------  -------------------------------
                            E*TRADE             Proforma     E*TRADE             Proforma
                         (as reported) Telebanc Combined  (as reported) Telebanc Combined
                         ------------- -------- --------  ------------- -------- --------
Net revenues............   $244,219    $23,423  $267,642    $110,511     $8,906  $119,417
Net income (loss).......   $ (5,214)   $   423  $ (4,791)   $(11,587)    $  655  $(10,932)

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

   The pro forma information below assumes that the acquisitions occurred at the beginning of fiscal 1998 and includes the effect of amortization of goodwill from that date (in thousands, except per share amounts):

                                                          Three Months Ended
                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
   Net revenues.......................................... $ 267,642  $ 119,417
   Net loss.............................................. $ (10,259) $ (15,874)
   Basic and diluted loss per share...................... $   (0.03) $   (0.06)

   The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1998.

NOTE 11.--SEGMENT INFORMATION

   The Company provides securities brokerage and related investment and financial services. Following the acquisitions of TIR and Telebanc (see Note
10), the Company has classified the operations of E*TRADE's historical business, TIR and Telebanc as separate reportable segments due to the relatively short operating history of the combined operations of E*TRADE's historical business with TIR and Telebanc and due to Telebanc's online banking services which represent a new line of business. This is the manner in which management currently evaluates their operating performance. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements.

                                    E*TRADE
                                     Group       TIR    Telebanc     Total
                                   ----------  ------- ---------- -----------
                                                (in thousands)
   Quarter ended December 31,
    1999:
     Interest--net of interest
      expense..................... $   41,398  $   154 $   21,333 $    62,885
     Non-interest revenue--net of
      provision for loan losses...    169,496   33,171      2,090     204,757
                                   ----------  ------- ---------- -----------
     Net revenues................. $  210,894  $33,325 $   23,423 $   267,642
                                   ==========  ======= ========== ===========
     Operating income (loss)...... $  (64,241) $ 2,224 $    2,202 $   (59,815)
     Pre-tax income (loss)........ $   (9,431) $ 2,189 $    2,249 $    (4,993)
     Segment assets............... $6,627,493  $66,774 $5,044,370 $11,738,637

   Quarter ended December 31,
    1998:
     Interest--net of interest
      expense..................... $   16,167  $   233 $    6,621 $    23,021
     Non-interest revenue--net of
      provision of loan losses....     66,665   27,446      2,285      96,396
                                   ----------  ------- ---------- -----------
     Net revenues................. $   82,832  $27,679 $    8,906 $   119,417
                                   ==========  ======= ========== ===========
     Operating income (loss)...... $  (28,424) $ 2,250 $    1,953 $   (24,221)
     Pre-tax income (loss)........ $  (23,118) $ 2,316 $    1,960 $   (18,842)
     Segment assets............... $2,241,518  $73,144 $2,283,341 $ 4,598,003

   No one single customer accounted for greater than 10% of total revenues for the quarters ended December 31, 1999 or 1998.

NOTE 12.--RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13.--SUBSEQUENT EVENTS

Debt Offering

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, which are convertible into 6,355,932 shares of common stock. The Company expects to use $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $19.1 million will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the quarter ended December 31, 1999, loss per share would have been increased to $0.05 due to the additional net interest expense associated with the securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q/A. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Risk Factors" and elsewhere in this Form 10-Q/A.

 Results of Operations

   Revenue Detail (in millions, except percentage and transaction data)

   The following table sets forth the components of revenue and the quarterly change for the three months ended December 31, 1999 and December 31, 1998:

                                                            Three Months
                                                                Ended
                                                            December 31,
                                                            -------------
                                                             1999   1998  Change
                                                            ------ ------ ------
Transaction revenues:
  Commissions ............................................. $136.7 $ 52.3  161%
  Order flow...............................................   15.6    8.0   95%
                                                            ------ ------
      Total transaction revenue............................  152.3   60.3  153%
                                                            ------ ------
Interest income:
  Brokerage-related activities.............................   75.2   25.8  191%
  Banking-related lending activities.......................   82.0   35.2  133%
                                                            ------ ------
      Total interest income................................  157.2   61.0  158%
                                                            ------ ------
Global and institutional ..................................   33.7   28.1   20%
Other......................................................   19.3    8.3  133%
                                                            ------ ------
      Gross revenues.......................................  362.5  157.7  130%
                                                            ------ ------
Interest expense:
  Brokerage-related activities.............................   33.6    9.4  257%
  Banking-related borrowing activities.....................   60.7   28.6  112%
                                                            ------ ------
      Total interest expense...............................   94.3   38.0  148%
Provision for loan losses..................................    0.6    0.3   92%
                                                            ------ ------
      Net revenues......................................... $267.6 $119.4  124%
                                                            ====== ======

 Revenues

   The Company's net revenues increased to $267.6 million in the first quarter of fiscal 2000, up 124% from $119.4 million in the equivalent period of fiscal 1999.

 Transaction Revenues

   Transaction revenues increased to $152.3 million in the first quarter of fiscal 2000, up 153% from $60.3 million in the equivalent period in fiscal 1999. Transaction revenues consist of commission revenues and payments for order flow. Growth in transaction revenues reflected the overall high level of trading volume in U.S. financial markets, as well as the increase in new customer accounts.

   Commission revenues for the first quarter of fiscal 2000 increased to $136.7 million, up 161% from $52.3 million for the same period a year ago. Brokerage transactions for the first quarter of fiscal 2000 totaled 8.5 million or an average of 133,000 transactions per day. This is an increase of 209% over the average daily brokerage transaction volume of 43,000 in the prior year. The decline in commissions per trade was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the new Power E*TRADE program, a component of which provides reduced commissions for active traders.

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

 Interest Income and Expense

   Interest income from brokerage-related activities is comprised of interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin, and fees on its customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing liabilities which include customer deposits, advances from the Federal Home Loan Bank of Atlanta, and other borrowings.

   Brokerage interest income increased to $75.2 million in the first quarter of fiscal 2000, up 191% from $25.8 million for the same period a year ago. This increase primarily reflects the overall increase in average customer margin balances, which increased 193% to $2.9 billion in the first quarter of fiscal 2000, from $1.0 billion in the same period a year ago, and average customer money market fund balances, which increased 145% to $5.3 billion in the first quarter of fiscal 2000, from $2.2 billion in the same period a year ago. Brokerage interest expense increased to $33.6 million, up 257% from $9.4 million in the comparable prior year quarter, due to an overall increase in average customer credit balances, which increased 277% to $1.1 billion in the first quarter of fiscal 2000, from $0.3 billion in the same period a year ago and average stock loan balances, which increased 299% to $2.1 billion in the first quarter of fiscal 2000, from $0.5 billion in the same period a year ago.

   Banking interest income increased to $82.0 million in the first quarter of fiscal 2000, up 133% from $35.2 million for the same period a year ago. This increase reflects an increase in the average interest-earning asset balances coupled with an increase in the average interest yield. Average interest-earning assets increased 130% to $4.5 billion during the first quarter of fiscal 2000, from $2.0 billion in the same period a year ago. The average yield increased to 7.27% in the first quarter of fiscal 2000 from 7.13% in the same period a year ago. Interest expense from banking activities increased to $60.7 million in the first quarter of fiscal 2000, up 112% from $28.6 million for the same period a year ago. This increase reflects an increase in the average interest-bearing liabilities partially offset by a decrease in the average cost of the borrowings. Average interest-bearing liabilities increased 118% to $4.1 billion during the first quarter of fiscal 2000, from $1.9 billion in the same period a year ago. The average cost decreased to 5.85% in the first quarter of fiscal 2000 from 5.90% in the same period a year ago.

   The following table presents average balance data and income and expense data for the Company's banking operations and the related interest yields and rates for the quarters ended December 31, 1999 and 1998. The table also presents information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest includes the incremental tax benefit of tax exempt income.

                            Quarter Ended December 31,     Quarter Ended December 31,
                                       1999                           1998
                          ------------------------------ ------------------------------
                                     Interest  Average              Interest  Average
                           Average   Income/  Annualized  Average   Income/  Annualized
                           Balance   Expense  Yield/Cost  Balance   Expense  Yield/Cost
                          ---------- -------- ---------- ---------- -------- ----------
                                                 (In thousands)
                                                   (unaudited)
Interest-earning banking
 assets:
  Loans receivable,
   net..................  $2,337,629 $43,698      7.48%  $  857,065 $16,761      7.82%
  Interest-bearing
   deposits.............      45,524     581      5.06       13,091     193      5.85
  Mortgage-backed and
   related available-
   for-sale securities
   .....................   1,887,358  33,369      7.07      856,042  14,225      6.65
  Available-for-sale
   investment
   securities...........     187,998   3,163      6.96      221,743   3,523      6.35
  Investment in FHLB
   stock................      37,837     740      7.75       16,779     318      7.50
  Trading securities....      23,823     467      7.84        3,333      67      8.07
                          ---------- -------             ---------- -------
    Total interest-
     earning banking
     assets.............   4,520,169 $82,018      7.27    1,968,053 $35,087      7.13
                                     -------                        -------
Non-interest-earning
 banking assets.........     166,762                         87,866
                          ----------                     ----------
    Total banking
     assets.............  $4,686,931                     $2,055,919
                          ==========                     ==========
Interest-bearing banking
 liabilities:
  Retail deposits.......  $2,304,878 $33,379      5.74%  $1,072,181 $15,831      5.86%
  Brokered callable
   certificates of
   deposit..............      79,180   1,305      6.54       67,038   1,122      6.64
  FHLB advances.........     739,185  10,903      5.77      318,040   4,447      5.47
  Other borrowings......     990,692  15,099      5.96      402,650   5,829      5.66
  Subordinated debt,
   net..................         --      --        --        29,814     884     11.85
                          ---------- -------             ---------- -------
    Total interest-
     bearing banking
     liabilities........   4,113,935 $60,686      5.85    1,889,723 $28,113      5.90
                                     -------                        -------
Non-interest-bearing
 banking liabilities....      66,564                         62,708
                          ----------                     ----------
    Total banking
     liabilities........   4,180,499                      1,952,431
    Total banking
     shareowners'
     equity.............     506,432                        103,488
                          ----------                     ----------
    Total banking
     liabilities and
     shareowners'
     equity.............  $4,686,931                     $2,055,919
                          ==========                     ==========
Excess of interest-
 earning banking assets
 over interest-bearing
 banking liabilities/net
 interest income........  $  406,234 $21,332             $   78,330 $ 6,974
                          ========== =======             ========== =======
Net interest spread.....                          1.42%                          1.23%
                                                ======                         ======
Net interest margin (net
 yield on interest-
 earning banking
 assets)................                          1.90%                          1.42%
                                                ======                         ======
Ratio of interest-
 earning banking assets
 to interest-bearing
 banking liabilities....                        109.87%                        104.15%
                                                ======                         ======
Return on average total
 banking assets.........                          0.04%                          0.13%
                                                ======                         ======
Return on average net
 banking assets.........                          0.33%                          2.53%
                                                ======                         ======
Equity to total banking
 assets.................                         10.81%                          5.03%
                                                ======                         ======

 Global and Institutional

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

 Other Revenues

   Other revenues increased to $19.3 million in the first quarter of fiscal 2000, up 133% from $8.3 million for the comparable period in fiscal 1999. Other revenues increased primarily due to growth in mutual funds revenue, revenues from fees charged for advertising on the Company's Web site, investment banking revenue, E*TRADE Business Solutions revenue, gains from the sales and prepayments of banking-related held-for-investment loans and available-for-sale securities, and brokerage and banking-related fees for services.

 Provision for Loan Losses

   The provision for loan losses increased to $537,000 in the first quarter of fiscal 2000, up 92% from $280,000 for the comparable period in fiscal 1999. The provision for loan losses recorded reflects increases to the Company's allowance for loan losses based upon management's review and assessment of the risk in the Company's loan portfolio, as well as the level of charge-offs to the Company's allowance for loan losses. The increase in the provision for loan losses in the first quarter of fiscal 2000 primarily reflects the growth in the Company's loan portfolio. As of December 31, 1999, the total loan loss allowance was $7.6 million, or 0.32% of total loans outstanding. The total loan loss allowance as of September 30, 1999 was $7.1 million, or 0.33% of total loans outstanding. As of December 31, 1999, the general loan loss allowance was $7.2 million, or 66.1% of total non-performing assets of $10.9 million. As of September 30, 1999, the general loan loss allowance was $6.7 million, or 78.8% of total non-performing assets of $8.5 million.

 Cost of Services

   Total cost of services increased to $111.5 million for the first quarter of fiscal 2000, up 122% from $50.2 million in the comparable period in fiscal 1999. Cost of services includes expenses related to the Company's clearing operations, customer service activities, Web site content costs, system maintenance, communication expenses and depreciation. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the Company's technology centers in Rancho Cordova, California, and Alpharetta, Georgia. Cost of services as a percentage of net revenues was 42% in the first quarter of fiscal 2000 and in the comparable period in fiscal 1999.

 Operating Expenses

   Selling and marketing expenses increased to $129.7 million in the first quarter of fiscal 2000, up 125% from $57.7 million in the comparable period in fiscal 1999. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo!. These increased expenditure levels are expected to continue throughout fiscal 2000.

   Technology development expenses increased to $36.4 million in the first quarter of fiscal 2000, up 150% from $14.6 million in the comparable period in fiscal 1999. The increased level of expense was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, and reflects the Company's continuing commitment to invest in new products and technologies.

   General and administrative expenses increased to $42.1 million in the first quarter of fiscal 2000, up 107% from $20.4 million in the comparable period in fiscal 1999. These increases were the result of personnel additions and the development of administrative functions resulting from the overall growth in the Company.

   Amortization of goodwill of $2.0 million in the first quarter of fiscal 2000 primarily consists of amortization of goodwill related to the acquisition of three of the Company's foreign affiliates. Goodwill is amortized over 15-20 years.

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

 Non-operating Income (Expense)

   Corporate interest income was $1.8 million and $5.4 million for the quarters ended December 31, 1999 and 1998, respectively, which primarily resulted from interest earned on the Company's investments.

   In the first quarter of fiscal 2000, the Company continued to liquidate portions of its investment portfolio and recognized realized gains of $31.3 million.

   The Company also recorded unrealized gains of $25.5 million on its participation in the E*TRADE eCommerce Fund L.P., which was formed in the first quarter of fiscal 2000.

   Equity in losses of investments was $3.9 million in the first quarter of fiscal 2000, which resulted from the Company's minority ownership in its investments that are accounted for under the equity method. These investments include E*TRADE Japan, E*OFFERING and Archipelago. The Company expects that these companies will continue to invest in the development of their products and services, and will incur operating losses throughout fiscal 2000, which will result in future charges being recorded by the Company to reflect its proportionate share of losses.

 Income Tax Benefit

   Income tax benefit represents the benefit for federal and state income taxes at an effective tax rate of 14.0% for the first quarter of fiscal 2000, and 45.0% for the comparable period in fiscal 1999. The rate for the first quarter of fiscal 2000 reflects the impact of non-deductible merger-related expenses and amortization of goodwill arising from the foreign acquisitions.

 Minority Interest in Subsidiary

   Minority interest in subsidiary was $495,000 and $571,000 in the first quarters of fiscal 2000 and 1999, respectively, resulting from Telebanc's interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of the Company.

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

 Status of Year 2000 Efforts

   The Company completed each of the phases planned for year 2000 readiness. The Company believes that all material year 2000 problems with internally-managed hardware and software revealed as a result of its evaluation were remedied; however, there can be no assurances that these efforts have solved all possible year 2000 issues, and there is a risk that other problems, not presently known to the Company, will be discovered that could present a material risk of disruption to the Company's operations and result in material adverse consequences to the Company. Furthermore, there can be no assurance that the Company will not experience unexpected delays in remediation of any year 2000 issues that have not yet surfaced. Any inability to remediate such issues in a timely manner could cause a material disruption of the Company's business.

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

   On May 31, 1999, the Company entered into a definitive agreement to acquire Telebanc Financial Corporation ("Telebanc"), a holding company for Telebank, a branchless bank, which provides banking products and services over the Internet. On July 13, 1999, the Company entered into a definitive agreement to acquire TIR (Holdings) Limited ("TIR"), an international financial services company offering global multi-currency securities execution and settlement services, and a leader in providing independent research to institutional investors. The Company has been advised by both Telebanc and TIR that they had ongoing programs to identify and remediate any year 2000 issues. With respect to TIR and Telebanc, the Company has relied upon the representations of management or former management with respect to year 2000 readiness, including representations and warranties that products and services and internal computer systems are year 2000 ready, that appropriate inquiries of its key suppliers of services and products have been made, and that TIR and Telebanc did not incur any material expenses associated with securing year 2000 readiness of its products or services, internal computer systems or the computer systems of key suppliers or customers. The TIR acquisition closed on August 31, 1999 and the Telebanc acquisition closed on January 12, 2000; therefore, the Company's operating results were not impacted by the additional assessment, remediation, validation, implementation and testing costs that these entities incurred. While the managements of Telebanc and TIR have made certain representations with respect to their year 2000 readiness, the Company can give no assurances as to the adequacy of the year 2000 efforts of Telebanc or TIR or their impact to the Company.

   The Company spent approximately $8.2 million on year 2000 readiness efforts through December 31, 1999, and currently estimates that it will spend an additional $300,000. These expenditures will consist primarily of compensation for employees and contractors dedicated to this project and the operation of command centers through January 7, 2000. The Company funded all year 2000 related costs through operating cash flows. These costs did not result in increased information technology expenditures because they were funded through a reallocation of the Company's overall development spending. In accordance with accounting principles generally accepted in the United States of America, such expenditures were expensed as incurred. The costs of addressing year 2000 issues did not have a material adverse impact on the Company's financial position.

   The foregoing year 2000 discussion and the information contained herein are provided as a Year 2000 Readiness Disclosure.

Liquidity and Capital Resources

   The Company has financing facilities totaling $425 million to meet the needs of E*TRADE Securities that would be collateralized by customer securities. There were no borrowings outstanding under these lines on December 31, 1999. The Company also has a short term loan for up to $150 million, collateralized by publicly- traded investment securities owned by the Company, of which $70 million was outstanding as of December 31, 1999, and a short term line of credit for up to $50.0 million, collateralized by marketable securities owned by the Company, of which $34.8 million was outstanding as of December 31, 1999. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the

Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, convertible into 6,355,932 shares of common stock. The Company expects to use approximately $150 million of the net proceeds to refinance outstanding senior secured indebtedness and the remaining net proceeds for general corporate purposes, including financing the future growth of the business. Debt issuance costs of $19.1 million will be included in other assets and amortized to interest expense over the term of the notes. Had these securities been issued as of the beginning of the quarter ended December 31, 1999, net loss per share would have increased to $0.05 due to the additional net interest expense associated with the securities.

   The Company currently anticipates that its available cash resources and credit facilities, along with the convertible subordinated debt offering described above, will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development efforts and the success of such efforts, the success of the Company's existing and new service offerings and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners of the Company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all.

   If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

   Cash used in operating activities was $72.9 million in the first quarter of fiscal 2000 compared to cash provided by operating activities of $83.0 million in the first quarter of fiscal 1999. Cash used in operating activities primarily reflects the increase in segregated cash balances of $706.7 million, offset by the increase in brokerage-related liabilities in excess of assets of $603.2 million. Cash provided by operating activities in the prior year period was $83.0 million, which primarily reflects net loss of $10.9 million offset by the Company's minority interest and equity portion of losses from investments of $79.2 million and the increase in brokerage-related liabilities in excess of assets of $36.2 million, and the impact of depreciation and amortization of $5.5 million.

   Cash used in investing activities was $908.8 million in the first quarter of fiscal 2000 and $347.8 million in the comparable period in fiscal 1999. In the first quarter of fiscal 2000, cash used in investing activities was the result of the excess of purchases of investment securities over the net sale/maturity of investments of $543.1 million, an increase in restricted deposits of $50.0 million, the purchase of $23.9 million of investments, $33.7 million of property and equipment, an increase in loans held for investment of $271.3 million and $26.7 million paid for the acquisition of three foreign affiliates, offset by the proceeds from sales of investments of $39.4 million. This compares to cash used in investing activities in the first quarter of fiscal 1999 where the Company had an excess of purchases of investment securities over the net sale/maturity of investments of $200.2 million, the purchase of $0.7 million of investments, $4.4 million of property and equipment, and an increase in loans held for investment of $142.5 million.

   Cash provided by financing activities was $1.2 billion in the first quarter of fiscal 2000, compared with $280.7 million in fiscal 1999. Cash provided by financing activities in the first quarter of fiscal 2000 primarily resulted from $1.5 billion in increased banking deposits and advances from the Federal Home Loan Bank of Atlanta and increases in securities sold under agreements to repurchase, offset by $730.0 million in payments on outstanding loans. Cash provided by financing activities in the first quarter of fiscal 1999 primarily resulted from $620.0 million in increased banking deposits and advances from the Federal Home Loan Bank of Atlanta, offset by $265.0 million in payments on outstanding loans and decreases in securities sold under agreements to repurchase agreement.

                                 RISK FACTORS

   You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially as a result of certain factors, including those set forth below and elsewhere in this filing. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

   We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers or technical persons or licensed representatives in the future. In particular, we depend heavily on our chief executive officer, president and chief operating officer and other members of senior management, the loss of any of whom could seriously harm our business. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with operating expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there could be a material adverse effect on our business, financial condition and operating results.

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

   In November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies will make it easier for bank holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face.

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

   As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently proposed regulations on financial privacy, to take effect in November 2000, that will require E*TRADE Securities and Telebank to notify consumers about the circumstances in which they may share consumers' personal information with unaffiliated third parties and to give consumers the right to opt out of such information sharing. Although E*TRADE Securities and Telebank already provide such opt-out rights in our privacy policies, the regulations could require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations.

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

   The table below summarizes the capital adequacy requirements for Telebank as of December 31, 1999 (dollars in thousands):

                                                              To Be Well
                                                          Capitalized Under
                                                          Prompt Corrective
                                              Actual      Action Provisions
                                          --------------  --------------------
                                           Amount  Ratio    Amount    Ratio
                                          -------- -----  ----------- --------
   Core Capital (to adjusted tangible
    assets).............................. $441,987  8.83% > $ 250,392   >5.0%
   Tier 1 Capital (to risk weighted
    assets).............................. $441,987 21.04% > $ 126,016   >6.0%
   Total Capital (to risk weighted
    assets).............................. $449,174 21.39% > $ 210,027  >10.0%

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

   We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Our status as a regulated savings and loan holding company resulting from the acquisition of Telebanc could also lead to delays in or prevent the development, introduction and marketing of new services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

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

   Telebank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves. Our status as a regulated savings and loan holding company resulting from the acquisition of Telebanc could also lead to delays or prevent the development, introduction and marketing of new services and products. This is a new industry for E*TRADE and accordingly, we are dependent upon Telebanc management and employees to advise us in this area.

Due to our recent merger with Telebanc, we may be restricted in expanding our activities, and our inexperience with being regulated as a savings and loan holding company could negatively affect both E*TRADE and Telebanc

   Upon the completion of our acquisition of Telebanc and its subsidiary, Telebank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we are required to register with the OTS and file periodic reports, and are subject to examination by the OTS. Under financial modernization legislation recently enacted into law, our activities are restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special capital requirements.

   We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet issued regulations or otherwise interpreted the new statute. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in its ability to invest in other savings and loan holding companies, and all transactions between E*TRADE and Telebank must be conducted on an arms' length basis.

   In addition to regulation of E*TRADE and Telebanc as savings and loan holding companies, federal savings banks such as Telebank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of Telebanc, the OTS imposed various notice and other requirements, primarily a requirement that Telebank obtain prior approval from the OTS of any future material changes to Telebanc's business plan. These regulations and conditions, and our inexperience with them, could affect our ability to realize synergies from the merger, and could negatively affect both E*TRADE and Telebank following the merger.

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

   Subsequent to the end of fiscal 1999, as a result of our sale of our 6% convertible subordinated notes, E*TRADE will incur $650 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) from approximately 96% to approximately 129% as of December 31, 1999, on a pro forma basis giving effect to the sales of the notes and the application of proceeds therefrom. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could

  . make it difficult for us to make payments on our debt;

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

We may incur costs to avoid investment company status and may suffer adverse consequences if we are deemed to be an investment company

   We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940, which is commonly referred to as the "1940 Act".

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   For quantitative and qualitative disclosures about market risk, the Company has evaluated such risk for its brokerage and banking related operations separately due to the recent acquisition of Telebanc which represents a new line of business for the Company. The following discussion about the Company's market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this filing. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K/A for the year ended September 30, 1999.


Brokerage and Investment Operations

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

Banking Operations

   The Company manages its bank-related interest rate risk through the use of financial derivatives such as interest rate cap, swap and floor agreements. The Company uses these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. The Company has experienced no material changes in market risk pertaining to its banking operations during the quarter ended December 31, 1999.

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

   On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleged, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. After we filed a motion to dismiss or stay the complaint on April 14, 1999, the plaintiff chose to file an amended complaint. In response to that amended complaint, we have moved to compel arbitration or, alternatively, dismiss the amended complaint. By a Decision and Order, entered by the Court on March 28, 2000, the Court granted E*TRADE's notion to compel arbitration of plaintiff's breach of contract claim by dismissing plaintiff's breach of contract claim and ordering plaintiff to proceed to arbitration of that claim. The Court also granted E*TRADE's motion to dismiss by dismissing plaintiff's claims based on violation of New York's consumer protection statutes.

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

   The Company believes that these claims are without merit and intend to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in favor of the Company, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operation.

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

   The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. The Company is aware of several instances of its noncompliance with applicable regulations. In particular, in fiscal 1997, the Company's failure to timely renew its broker dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

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

Item 5. Other Information--None.

Item 6. Exhibits and Reports on Form 8-K

 (a)Exhibits

    * 4.1 Indenture, dated February 1, 2000, by and between the Company and The
          Bank of New York.

    *10.1 Employment agreement, dated June 1, 1999, by and between the Company and Christos M. Cotsakos.

    *10.2 Employment agreement, dated June 1, 1999, by and between the Company and Kathy Levinson.

    *10.3 Purchase Agreement, dated February 1, 2000, by and among the Company,
          FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and
          Goldman, Sachs & Co.

    *10.4 Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist
          LLC and Goldman, Sachs & Co.

   **10.5 E*TRADE Ventures I, LLC, Limited Liability Company Operating
          Agreement.


   **10.6 E*TRADE eCommerce Fund, L.P., Amended and Restated Limited
          Partnership Agreement.

   **27.1 Financial Data Schedule

    *99.1 Press release, dated January 25, 2000, relating to the 6% convertible subordinated notes due 2007.

    *99.2 Press release, dated February 2, 2000, relating to the 6% convertible subordinated notes due 2007.

--------
 * As previously filed.
 ** Filed herewith.

 (b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                          (Registrant)

                                          Dated: April 17, 2000

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