Form 10-Q
period 2000-03-31
E TRADE GROUP INC
filed 2000-05-15
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the quarterly period ended March 31, 2000

                        Commission file number 1-11921

                               ----------------

                              E*TRADE Group, Inc.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       94-2844166
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

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

   As of May 10, 2000, the number of shares outstanding of the registrant's common stock was 291,712,105.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                     For the Quarter Ended March 31, 2000

                               Table of Contents

                                                                           Page
                          Part I--Financial Information                    ----
 Item 1. Financial Statements
         Consolidated Statements of Operations..........................     3
         Consolidated Balance Sheets....................................     4
         Condensed Consolidated Statements of Cash Flows................     5
         Notes to Consolidated Financial Statements.....................     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    16
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    39

                            Part II--Other Information
 Item 1. Legal and Administrative Proceedings...........................    40
 Item 2. Changes in Securities and Use of Proceeds......................    42
 Item 3. Defaults Upon Senior Securities................................    42
 Item 4. Submission of Matters to a Vote of Security Holders............    42
 Item 5. Other Information..............................................    42
 Item 6. Exhibits and Reports on Form 8-K...............................    42
 Signatures..............................................................  43

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

                          FORWARD-LOOKING STATEMENTS

   Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K/A as filed with the SEC, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's financial statements and notes thereto.

                         PART I. Financial Information

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended       Six Months
                                          March 31,         Ended March 31,
                                      -------------------  -------------------
                                        2000       1999      2000       1999
                                      ---------  --------  ---------  --------
Revenue:
 Transaction revenues...............  $ 254,596  $ 90,524  $ 406,908  $150,844
 Interest income....................    242,675    80,527    399,872   141,567
 Global and institutional...........     41,384    29,308     75,083    57,414
 Other..............................     16,640    10,389     35,923    18,639
                                      ---------  --------  ---------  --------
   Gross revenues...................    555,295   210,748    917,786   368,464
 Interest expense...................   (146,609)  (48,483)  (240,921)  (86,502)
 Provision for loan losses..........     (1,256)     (490)    (1,793)     (770)
                                      ---------  --------  ---------  --------
   Net revenues.....................    407,430   161,775    675,072   281,192
                                      ---------  --------  ---------  --------
Cost of services....................    130,474    66,493    241,981   116,730
                                      ---------  --------  ---------  --------
Operating expenses:
 Selling and marketing..............    177,484    78,174    307,164   135,883
 Technology development.............     42,127    15,256     78,507    29,822
 General and administrative.........     50,225    24,714     92,303    45,080
 Amortization of goodwill and other
  intangibles.......................      5,159       609      7,184     1,369
 Merger-related expenses............     24,599       --      30,386       --
                                      ---------  --------  ---------  --------
   Total operating expenses.........    299,594   118,753    515,544   212,154
                                      ---------  --------  ---------  --------
   Total cost of services and
    operating expenses..............    430,068   185,246    757,525   328,884
                                      ---------  --------  ---------  --------
Operating loss......................    (22,638)  (23,471)   (82,453)  (47,692)
                                      ---------  --------  ---------  --------
Non-operating income (expense):
 Gain on sale of investments........     10,915    33,367     42,231    33,367
 Unrealized gain (loss) on venture
  fund..............................    (14,628)      --      10,825       --
 Corporate interest-net and other...     (5,353)    4,754     (7,300)   10,133
                                      ---------  --------  ---------  --------
   Total non-operating income
    (expense).......................     (9,066)   38,121     45,756    43,500
                                      ---------  --------  ---------  --------
Pre-tax income (loss)...............    (31,704)   14,650    (36,697)   (4,192)
Income tax expense (benefit)........     (8,923)    5,052     (9,620)   (3,429)
Minority interest in subsidiary.....        408       561        903     1,132
                                      ---------  --------  ---------  --------
Income (loss) before cumulative
 effect of accounting change........    (23,189)    9,037    (27,980)   (1,895)
Cumulative effect of accounting
 change, net of tax.................        --       (469)       --       (469)
                                      ---------  --------  ---------  --------
Net income (loss)...................    (23,189)    8,568    (27,980)   (2,364)
Preferred stock dividends...........        --         60        --        120
                                      ---------  --------  ---------  --------
Income (loss) applicable to common
 stock..............................  $ (23,189) $  8,508  $ (27,980) $ (2,484)
                                      =========  ========  =========  ========
Income (loss) per share before
 cumulative effect of accounting
 change:
 Basic..............................  $   (0.08) $   0.03  $   (0.11) $  (0.01)
                                      =========  ========  =========  ========
 Diluted............................  $   (0.08) $   0.03  $   (0.11) $  (0.01)
                                      =========  ========  =========  ========
Income (loss) per share:
 Basic..............................  $   (0.08) $   0.03  $   (0.11) $  (0.01)
                                      =========  ========  =========  ========
 Diluted............................  $   (0.08) $   0.03  $   (0.11) $  (0.01)
                                      =========  ========  =========  ========
Shares used in computation of income
 (loss) per share before cumulative
 effect of accounting change and
 income (loss) per share:
 Basic..............................    285,004   261,104    266,001   259,493
 Diluted............................    285,004   282,580    266,001   259,493

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       March 31,   September 30,
                                                         2000          1999
                                                      -----------  -------------
                                                      (Unaudited)
                       ASSETS
                       ------
Cash and equivalents................................  $   371,136   $  124,801
Cash and investments required to be segregated under
 Federal or other regulations.......................      267,155      104,500
Brokerage receivables--net..........................    7,016,255    2,912,581
Mortgage-backed securities..........................    2,693,519    1,426,053
Loans receivable--net...............................    3,049,840    2,154,509
Investments.........................................    1,353,148      830,329
Property and equipment--net.........................      225,094      178,854
Goodwill and other intangibles......................      382,299       17,211
Other assets........................................      351,440      159,386
                                                      -----------   ----------
    Total assets....................................  $15,709,886   $7,908,224
                                                      ===========   ==========
        LIABILITIES AND SHAREOWNERS' EQUITY
        -----------------------------------
Liabilities:
  Brokerage payables................................  $ 6,744,299   $2,824,212
  Banking deposits..................................    3,292,931    2,162,682
  Borrowings by bank subsidiary.....................    2,573,599    1,267,474
  Accounts payable, accrued and other liabilities...      556,358      203,971
  Convertible subordinated notes....................      650,000          --
                                                      -----------   ----------
    Total liabilities...............................   13,817,187    6,458,339
                                                      -----------   ----------
Company-obligated mandatorily redeemable preferred
 capital securities of subsidiary trusts holding
 solely junior subordinated debentures of the
 Company and other mandatorily redeemable preferred
 securities.........................................       30,615       30,584
                                                      -----------   ----------
Commitments and contigencies
Shareowners' equity:
  Common stock, $.01 par: shares authorized,
   600,000,000; shares issued and outstanding: March
   31, 2000, 289,705,776; September 30, 1999,
   275,145,791......................................        2,897        2,751
  Additional paid-in capital........................    1,629,729    1,269,167
  Unearned ESOP shares..............................       (1,834)      (2,122)
  Accumulated deficit...............................      (36,344)      (8,364)
  Accumulated other comprehensive income............      267,636      157,869
                                                      -----------   ----------
    Total shareowners' equity.......................    1,862,084    1,419,301
                                                      -----------   ----------
    Total liabilities and shareowners' equity.......  $15,709,886   $7,908,224
                                                      ===========   ==========

                See notes to consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Net cash provided by (used in) operating activities.... $ (217,088) $   84,385
                                                        ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities............ (4,332,847) (3,821,195)
  Proceeds from sales, maturities of and principal
   payments on available-for-sale securities...........  2,746,493   3,567,902
  Net increase in loans held for investment............   (903,102)   (401,939)
  Restricted deposits..................................    (64,645)        --
  Cash used in business acquisitions...................    (26,707)        --
  Purchases of property and equipment, net of capital
   lease...............................................    (79,979)    (31,617)
  Other................................................        935         196
                                                        ----------  ----------
      Net cash used in investing activities............ (2,659,852)   (686,653)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in banking deposits.....................  1,130,249     289,313
  Advances from the Federal Home Loan Bank of Atlanta..  2,119,000   1,220,510
  Payments on advances from the Federal Home Loan Bank
   of Atlanta.......................................... (1,398,000) (1,018,010)
  Net increase in securities sold under agreements to
   repurchase..........................................    582,615     123,171
  Net proceeds from convertible subordinated notes.....    631,312         --
  Proceeds from issuance of common stock...............     32,516      17,387
  Payments on bank loans and lines of credit...........   (150,589)        --
  Proceeds from bank loans and lines of credit, net of
   transaction costs...................................    177,535         --
  Other................................................     (1,363)     (1,648)
                                                        ----------  ----------
      Net cash provided by financing activities........  3,123,275     630,723
                                                        ----------  ----------
INCREASE IN CASH AND EQUIVALENTS.......................    246,335      28,455
CASH AND EQUIVALENTS--Beginning of period..............    124,801      71,317
                                                        ----------  ----------
CASH AND EQUIVALENTS--End of period.................... $  371,136  $   99,772
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
 Unrealized gain on available-for-sale securities...... $  185,315  $  362,133
                                                        ==========  ==========
 Tax benefit on exercise of stock options.............. $      --   $   30,190
                                                        ==========  ==========
 Assets acquired under capital lease obligations....... $   31,698  $      --
                                                        ==========  ==========
 Purchase acquisitions, net of cash acquired:
  Common stock issued and stock options assumed........ $  323,967  $      --
  Cash paid, less acquired.............................     26,707         --
  Liabilities assumed..................................      6,000         --
  Carrying value of joint-venture investment...........      5,343         --
                                                        ----------  ----------
  Fair value of assets recorded (including goodwill of
   $357,397)........................................... $  362,017  $      --
                                                        ==========  ==========

                See notes to consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements include E*TRADE Group, Inc., a financial services holding company, and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, Telebanc Financial Corporation ("Telebanc"), a provider of banking and related financial services, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional clients. The primary business of Telebanc consists of the activities conducted by Telebank (as of May 8, 2000, renamed E*TRADE bank) and Telebanc Capital Markets, Inc. ("TCM"). Telebank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. TCM is a funds manager and registered broker-dealer.

   These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999.

   The consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of Telebanc on January 12, 2000, which was accounted for as a pooling of interests (see Note 23 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30,
1999).

NOTE 2. BROKERAGE RECEIVABLES--NET AND PAYABLES

   Brokerage receivables--net and payables consist of the following (in thousands):

                                                      March 31,  September 30,
                                                         2000        1999
                                                      ---------- -------------
Receivable from customers and non-customers (less
 allowance for doubtful accounts of $4,531 at March
 31, 2000 and $975 at September 30, 1999)............ $6,239,143  $2,559,283
Receivable from brokers, dealers and clearing
 organizations:
  Net settlement and deposits with clearing
   organizations.....................................     84,616      20,066
  Deposits paid for securities borrowed..............    659,377     306,326
  Securities failed to deliver.......................     16,549       7,508
  Other..............................................     16,570      19,398
                                                      ----------  ----------
    Total brokerage receivables--net................. $7,016,255  $2,912,581
                                                      ==========  ==========
Payable to customers and non-customers............... $1,652,180  $  946,760
Payable to brokers, dealers and clearing
 organizations:
  Deposits received for securities loaned............  5,042,596   1,806,590
  Securities failed to receive.......................     19,048       7,235
  Other..............................................     30,475      63,627
                                                      ----------  ----------
    Total brokerage payables......................... $6,744,299  $2,824,212
                                                      ==========  ==========

   Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to finance their purchases of securities on margin. At March 31, 2000 and September 30, 1999, credit extended to customers and non-customers with respect to margin accounts was $6,171 million and $2,452 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected on the accompanying consolidated balance sheets. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 3. INVESTMENTS

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

   The carrying amounts of investments are shown below (in thousands):

                                                        March 31,  September 30,
                                                           2000        1999
                                                        ---------- -------------
   Trading securities.................................. $   17,770   $ 38,269
   Available-for-sale investment securities............  1,189,221    685,555
   Equity method investments:
     Venture capital funds.............................     69,908     36,270
     Other equity method investments...................     51,618     57,402
   Other investments...................................     24,631     12,833
                                                        ----------   --------
   Total investments................................... $1,353,148   $830,329
                                                        ==========   ========

 Publicly-traded Equity Securities

   Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. These companies include Knight/Trimark Inc., CriticalPath, Digital Island, Message Media, E-LOAN and Versus. During the six months ended March 31, 2000, the Company sold shares of Knight/Trimark generating proceeds of $41.1 million, resulting in a pre-tax gain of $41.0 million. Unrealized gains related to these investments were $498.4 million and $282.3 million at March 31, 2000 and September 30, 1999, respectively. There were no unrealized losses related to these investments at March 31, 2000 and September 30, 1999.

 Venture Capital Funds

   The Company made a $25 million contribution to the E*TRADE eCommerce Fund, L.P. (the "Fund") on October 1, 1999. The Fund has committed capital of approximately $100 million, $75 million of which was raised from third party investors. The Fund invests in early to mid-stage Internet companies focused on e-commerce, infrastructure tools, communication and services. The Company received a general and limited partnership interest of approximately 28% in the Fund. Through the Fund, the Company is able to leverage its own investment capital, expand the scope of its strategic investments (beyond financial services) and keep it in a position to capitalize on leading-edge technologies. The Fund is managed by its General Partner, E*TRADE Ventures I, LLC (the "General Partner"). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas Bevilacqua, the Company's Chief Strategic Investment Officer, are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner receives an annual management fee of approximately 1.75% of the total committed capital. The management fee is paid in its entirety to the Company and is used to offset the costs and expenses of its corporate development group. In addition, to the extent that the Fund generates profits, 20% are allocated to the General Partner as a carried interest. As members of the General Partner, the Company is entitled to receive 50% of such amount provided that up to one-fifth of the Company's interest can be allocated by the managing members to Company personnel. The Company also has limited partnership interests in two other unrelated venture capital funds.

NOTE 4. SUBORDINATED NOTES AND OTHER BORROWINGS

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, which are convertible into 6,355,932 shares of common stock. The Company used $145 million of the net proceeds to repay the outstanding balance on a line of credit in February 2000. Debt issuance costs of $19.1 million are included in other assets and are being amortized to corporate interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year, and the proceeds used to reduce the borrowings under the line of credit, loss per share would have increased to $0.12 and $0.18 for the three and six months ended March 31, 2000, respectively, compared to $0.08 and $0.11, for the three and six months ended March 31, 1999, respectively, due to the additional interest expense and amortization of issuance costs associated with the notes.

   In December 1999, the Company obtained a $150 million line of credit agreement with a syndicate of banks. The line of credit, which had an expiration date of March 31, 2000, was dissolved by the Company in February 2000 following the Company's issuance of convertible subordinated notes and repayment of the $145 million outstanding balance.

   In November 1999, the Company obtained a $50 million line of credit under an agreement with a bank that expires in November 2000. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR. The agreement requires the Company to meet certain financial covenants. As of March 31, 2000, the Company was in compliance with all such covenants. As of March 31, 2000, the Company had $32 million outstanding under this line of credit.

NOTE 5. COMPREHENSIVE INCOME

   On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                        Three Months Ended   Six Months Ended
                                            March 31,            March 31,
                                        -------------------  ------------------
                                          2000       1999      2000      1999
                                        ---------  --------  --------  --------
Net income (loss).....................  $ (23,189) $  8,568  $(27,980) $ (2,364)
Changes in other comprehensive income:
  Unrealized gain (loss) on available-
   for-sale securities, net of tax....    (80,842)  196,934   111,953   214,937
  Cumulative translation adjustments..     (1,973)     (788)   (2,186)     (396)
                                        ---------  --------  --------  --------
    Total comprehensive income
     (loss)...........................  $(106,004) $204,714  $ 81,787  $212,177
                                        =========  ========  ========  ========

NOTE 6. INCOME (LOSS) PER SHARE

   The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

                                                                         Six Months Ended
                                 Three Months Ended March 31,                March 31,
                          ------------------------------------------ -------------------------
                              2000                 1999                  2000         1999
                          ------------ ----------------------------- ------------ ------------
                           Basic and                                  Basic and    Basic and
                          diluted loss Basic  income Diluted  income diluted loss diluted loss
                           per share     per share      per share     per share    per share
                          ------------ ------------- --------------- ------------ ------------
Numerator:
Income (loss) before
 cumulative effect of
 accounting change......    $(23,189)    $  9,037       $  9,037       $(27,980)    $ (1,895)
Cumulative effect of
 accounting change, net
 of tax.................         --          (469)          (469)           --          (469)
                            --------     --------       --------       --------     --------
Net income (loss).......     (23,189)       8,568          8,568        (27,980)      (2,364)
Less preferred
 dividends..............         --            60             60            --           120
                            --------     --------       --------       --------     --------
Income (loss) applicable
 to common stock........    $(23,189)    $  8,508       $  8,508       $(27,980)    $ (2,484)
                            ========     ========       ========       ========     ========
Denominator:
Weighted average shares
 outstanding............     285,004      261,104        261,104        266,001      259,493
Dilutive effect of
 options issued to
 associates.............         --           --          19,947            --           --
Dilutive effect of
 warrants outstanding...         --           --           1,529            --           --
                            --------     --------       --------       --------     --------
                             285,004      261,104        282,580        266,001      259,493
                            ========     ========       ========       ========     ========

   Because the Company reported a net loss in the three and six months ended March 31, 2000 and in the six months ended March 31, 1999, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in the three and six months ended March 31, 2000 and in the six months ended March 31, 1999, there would have been 17,847,000, 18,838,000, and 19,091,000 additional shares for options outstanding, respectively, 889,000, 897,000, and 1,518,000 additional shares for warrants outstanding, respectively, and 13,317,000, 6,622,000, and no additional shares for shares issuable under convertible subordinated notes (see Note 4), respectively, in the calculation of diluted earnings per share.

   The following options to purchase shares of common stock would not be included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated, and therefore, the effect would be antidilutive (in thousands, except exercise price data):

                                                   Three Months   Six Months
                                                    Ended March   Ended March
                                                        31,           31,
                                                   ------------- -------------
                                                    2000   1999   2000   1999
                                                   ------ ------ ------ ------
Options excluded from computation of diluted
 income (loss) per share..........................  5,086    154  2,810    490
Exercise price ranges:
 High............................................. $58.75 $39.74 $58.75 $39.74
 Low.............................................. $25.34 $23.81 $27.13 $15.57

NOTE 7. COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES

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

NOTE 8. REGULATORY REQUIREMENTS

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

                                                          March    September 30,
                                                         31, 2000      1999
                                                         --------  -------------
   Net capital.......................................... $479,326    $162,729
   Percentage of aggregate debit balances...............      7.5%        6.2%
   Required net capital................................. $128,404    $ 52,206
   Excess net capital................................... $350,922    $110,523

   Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

   TIR's brokerage subsidiary companies are also subject to net capital requirements. These companies are located in the United States, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom. The companies outside the United States have various and differing capital requirements, all of which were met at March 31, 2000 and September 30, 1999. The net capital requirements of TIR's brokerage subsidiary companies located in the United States are summarized as follows:

   TIR Securities, Inc.--TIR Securities, Inc. is subject to the Rule and is required to maintain net capital equal to the greater of $250,000 or 6.67% of aggregate indebtedness as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1. TIR Securities, Inc. is also subject to the Commodity Futures Trading Commission ("CFTC") Regulation 1.17, which requires the maintenance of net capital of 4% of the funds required to be segregated in accordance with
   Section 4d(2) of the Commodities Exchange Act or $30,000, whichever is greater. TIR Securities, Inc. is required to maintain net capital in accordance with the Rule or CFTC Regulation 1.17, whichever is greater.


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

   Telebanc Capital Markets, Inc.--Telebanc's registered broker-dealer subsidiary, TCM, is also subject to the Rule and is required to maintain net capital equal to the greater of $100,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

   The table below summarizes the minimum and excess capital requirements for the above companies (in thousands):

                                   March 31, 2000         September 30, 1999
                              ------------------------ ------------------------
                              Required         Excess  Required         Excess
                                net      Net     net     net      Net     net
                              capital  capital capital capital  capital capital
                              -------- ------- ------- -------- ------- -------
   TIR Securities, Inc. ....    $250   $ 2,522 $ 2,272   $ 82   $ 2,289 $ 2,207
   TIR Investor Select,
    Inc. ...................    $  5   $   367 $   362   $  5   $   254 $   249
   Marquette Securities,
    Inc. ...................    $250   $   475 $   225   $250   $   445 $   195
   Telebanc Capital Markets,
    Inc. ...................    $213   $18,710 $18,497   $190   $17,310 $17,120

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

   Quantitative measures established by regulation to ensure capital adequacy require Telebank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of March 31, 2000, that Telebank meets all capital adequacy requirements to which it is subject. As of March 31, 2000 and September 30, 1999, the Office of Thrift Supervision ("OTS") categorized Telebank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Telebank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

   Telebank's required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                               Required To Be
                                                                    Well
                                                                 Capitalized
                                               Required For     Under Prompt
                                                  Capital        Corrective
                                                 Adequacy          Action
                                  Actual         Purposes        Provisions
                              --------------  ---------------  ---------------
                               Amount  Ratio   Amount   Ratio   Amount   Ratio
                              -------- -----  --------- -----  --------- -----
As of March 31, 2000:
 Core Capital (to adjusted
  tangible assets)........... $471,179  7.32% >$257,762 > 4.0%  $322,202 > 5.0%
 Tangible Capital (to
  tangible assets)........... $471,179  7.32% >$ 96,502 > 1.5%       N/A   N/A
 Tier I Capital (to risk
  weighted assets)........... $471,179 18.36%       N/A   N/A   $153,825 > 6.0%
 Total Capital (to risk
  weighted assets)........... $479,516 18.04% >$434,565 > 8.0%  $256,376 >10.0%
As of September 30, 1999:
 Core Capital (to adjusted
  tangible assets)........... $440,469 11.20% >$157,320 > 4.0% >$196,651 > 5.0%
 Tangible Capital (to
  tangible assets)........... $440,469 11.20% >$ 58,995 > 1.5%       N/A   N/A
 Tier I Capital (to risk
  weighted assets)........... $440,469 25.97%       N/A   N/A  >$101,768 > 6.0%
 Total Capital (to risk
  weighted assets)........... $447,170 26.36% >$135,691 > 8.0% >$169,614 >10.0%

   Telebank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At March 31, 2000, approximately $118.0 million of Telebank's retained earnings was available for dividend declaration without regulatory approval.

NOTE 9. COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

   As of March 31, 2000, the Company had commitments to purchase $313.1 million in fixed rate and $440.2 million in variable rate loans, and certificates of deposit scheduled to mature in less than one year approximating $1,317 million. In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

   The Company is a defendant in civil actions arising in the normal course of business, including several putative class action filings. The matters alleged by the plaintiffs include:

  . False and deceptive advertising and other communications regarding the Company's commission rates and ability to timely execute and confirm online transactions;

  . Damages arising from alleged problems in accessing brokerage accounts and placing orders;

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

NOTE 10. ACQUISITIONS

   On March 13, 2000, the Company entered into a definitive agreement to acquire Card Capture Services, Inc. ("CCS"), the largest independent network of centrally-managed automated teller machines in the United States. On May 8, 2000, the Company completed the acquisition of CCS. With the acquisition of CCS, the Company will be able to provide customers with a nationwide, branded electronic physical presence to conduct financial transactions. The acquisition will be accounted for as a purchase. Under the terms of the agreement, the Company will issue 3,211,124 shares of the Company's common stock, with a value of approximately $82.4 million.

   On January 12, 2000, the Company completed the acquisition of Telebanc. Telebanc is the holding company for Telebank, an Internet-based bank (renamed E*TRADE bank as of May 8, 2000). Under the terms of the agreement, Telebanc shareowners received 1.05 shares of E*TRADE common stock for each share of Telebanc common stock representing a total of 35.6 million shares of the Company's common stock. The Company also assumed all outstanding Telebanc options, which were converted to options to purchase approximately 5,494,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of Telebanc. There were no significant intercompany transactions requiring elimination for any prior periods presented. The Company has incurred $24.2 million and $26.9 million merger-related costs in the three and six months ended March 31, 2000, respectively, related to the acquisition of Telebanc. The information below reflects the operations of E*TRADE and Telebanc on a standalone and consolidated basis (in thousands):

                                               Net
                                          Income (Loss)
                                        Before Cumulative
                                 Net        Effect of          Net
                               Revenues Accounting Change Income (Loss)
                               -------- ----------------- ------------
   Three months ended March
    31, 2000:
     E*TRADE Group...........  $378,698     $(11,855)       $(11,855)
     Telebanc................    28,732      (11,334)        (11,334)
                               --------     --------        --------
     Combined................  $407,430     $(23,189)       $(23,189)
                               ========     ========        ========
   Three months ended March
    31, 1999:
     E*TRADE Group...........  $149,402     $  7,320        $  7,320
     Telebanc................    12,373        1,717           1,248
                               --------     --------        --------
     Combined................  $161,775     $  9,037        $  8,568
                               ========     ========        ========
   Six months ended March 31,
    2000:
     E*TRADE Group...........  $622,917     $(17,069)       $(17,069)
     Telebanc................    52,155      (10,911)        (10,911)
                               --------     --------        --------
     Combined................  $675,072     $(27,980)       $(27,980)
                               ========     ========        ========
   Six months ended March 31,
    1999:
     E*TRADE Group...........  $259,913     $ (4,267)       $ (4,267)
     Telebanc................    21,279        2,372           1,903
                               --------     --------        --------
     Combined................  $281,192     $ (1,895)       $ (2,364)
                               ========     ========        ========

   During the quarter ended December 31, 1999, the Company acquired 100% ownership of three of its foreign affiliates, E*TRADE Nordic AB, a Swedish company, E*TRADE @ Net Bourse S.A., a French company, and the remaining portion of its E*TRADE UK joint venture, for an aggregate purchase price of $362 million. The purchase price was comprised of 11.7 million shares of the Company's common stock, cash of $26.7 million and the assumption of options of the affiliates. The purchase price exceeded the fair value of the assets acquired by $357 million, which was recorded as goodwill to be amortized over 20 years. Merger-related costs related to foreign acquisitions were not significant.

   The pro forma information below assumes that the acquisitions occurred at the beginning of fiscal 1999 and includes the effect of amortization of goodwill from that date (in thousands, except per share amounts):

                                                            Six Months Ended
                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
     Net revenues.......................................... $691,152  $297,387
     Net loss.............................................. $(36,831) $(13,462)
     Basic and diluted loss per share...................... $  (0.14) $  (0.05)

   The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

NOTE 11. SEGMENT INFORMATION

   The Company provides securities brokerage and related investment and financial services. Following the acquisitions of TIR in fiscal 1999 and Telebanc in fiscal 2000 (see Note 10), the Company classified the operations of E*TRADE's historical business, TIR and Telebanc as separate reportable segments due to the relatively short operating history of the combined operations of E*TRADE's historical business with TIR and Telebanc and due to Telebanc's online banking services which represent a new line of business. With the acquisition of three foreign affiliates in the quarter ended December 31, 1999, their results have been combined with TIR to constitute the International segment. This is the manner in which management currently evaluates the Company's operating performance. Financial information for the Company's reportable segments is presented in the table below, and the totals are equal to the Company's consolidated amounts as reported in the consolidated financial statements.

                                     E*TRADE
                                      Group    International Telebanc   Total
                                     --------  ------------- --------  --------
                                                   (in thousands)
Three months ended March 31, 2000:
  Interest income--net of interest
   expense.......................... $ 66,386     $   377    $29,303   $ 96,066
  Non-interest revenue--net of
   provision for loan losses........  269,550      42,385       (571)   311,364
                                     --------     -------    -------   --------
  Net revenues...................... $335,936     $42,762    $28,732   $407,430
                                     ========     =======    =======   ========
  Operating income (loss)........... $(16,123)    $ 1,959    $(8,474)  $(22,638)
  Pre-tax income (loss)............. $(24,554)    $ 1,359    $(8,509)  $(31,704)

Three months ended March 31, 1999:
  Interest income--net of interest
   expense.......................... $ 22,550     $   164    $ 9,330   $ 32,044
  Non-interest revenue--net of
   provision for loan losses........   98,408      28,280      3,043    129,731
                                     --------     -------    -------   --------
  Net revenues...................... $120,958     $28,444    $12,373   $161,775
                                     ========     =======    =======   ========
  Operating income (loss)........... $(28,970)    $ 2,126    $ 3,373   $(23,471)
  Pre-tax income.................... $  9,056     $ 2,033    $ 3,561   $ 14,650

                              E*TRADE
                               Group     International  Telebanc      Total
                             ----------  ------------- ----------  -----------
                                              (in thousands)
Six months ended March 31,
 2000:
  Interest income--net of
   interest expense......... $  107,784    $    531    $   50,636  $   158,951
  Non-interest revenue--net
   of provision for
   loan losses..............    438,808      75,794         1,519      516,121
                             ----------    --------    ----------  -----------
  Net revenues.............. $  546,592    $ 76,325    $   52,155  $   675,072
                             ==========    ========    ==========  ===========
  Operating income (loss)... $  (80,364)   $  4,183    $   (6,272) $   (82,453)
  Pre-tax income (loss)..... $  (33,985)   $  3,548    $   (6,260) $   (36,697)
Six months ended March 31,
 1999:
  Interest income--net of
   interest expense......... $   38,717    $    397    $   15,951  $    55,065
  Non-interest revenue--net
   of provision for
   loan losses..............    165,073      55,726         5,328      226,127
                             ----------    --------    ----------  -----------
  Net revenues.............. $  203,790    $ 56,123    $   21,279  $   281,192
                             ==========    ========    ==========  ===========
  Operating income (loss)... $  (57,394)   $  4,376    $    5,326  $   (47,692)
  Pre-tax income (loss)..... $  (14,062)   $  4,349    $    5,521  $    (4,192)
                              E*TRADE
                               Group     International  Telebanc      Total
                             ----------  ------------- ----------  -----------
                                              (in thousands)
As of March 31, 2000:
  Segment assets............ $9,157,096    $128,039    $6,424,751  $15,709,886

As of September 30, 1999:
  Segment assets............ $3,771,370    $155,610    $3,981,244  $ 7,908,224

   No one single customer accounted for greater than 10% of total revenues in the three or six months ended March 31, 2000 or 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Risk Factors" and elsewhere in this Form 10-Q.

Results of Operations

 Revenue Detail (in millions, except percentage data)

   The following table sets forth the components of revenue and the percentage change for the three and six months ended March 31, 2000 and 1999:

                                  Three Months              Six Months
                                      Ended                    Ended
                                    March 31,                March 31,
                                  -------------            -------------
                                                Percentage               Percent
                                   2000   1999    Change    2000   1999  Change
                                  ------ ------ ---------- ------ ------ -------
Transaction revenues:
  Commissions.................... $225.8 $ 80.6    180%    $362.5 $133.0   173%
  Order flow.....................   28.8    9.9    191%      44.4   17.8   149%
                                  ------ ------            ------ ------
    Total transaction revenues...  254.6   90.5    181%     406.9  150.8   170%
                                  ------ ------            ------ ------
Interest income:
  Brokerage-related activities...  132.3   38.8    241%     207.5   64.7   221%
  Banking-related activities.....  110.4   41.7    165%     192.4   76.9   150%
                                  ------ ------            ------ ------
    Total interest income........  242.7   80.5    201%     399.9  141.6   182%
                                  ------ ------            ------ ------
Global and institutional.........   41.4   29.3     41%      75.1   57.4    31%
Other............................   16.6   10.4     60%      35.9   18.7    92%
                                  ------ ------            ------ ------
    Gross revenues...............  555.3  210.7    164%     917.8  368.5   149%
                                  ------ ------            ------ ------

Interest expense:
  Brokerage-related activities...   65.6   16.1    307%      99.2   25.6   288%
  Banking-related activities.....   81.0   32.3    151%     141.7   60.9   133%
                                  ------ ------            ------ ------
    Total interest expense.......  146.6   48.4    203%     240.9   86.5   178%
Provision for loan losses........    1.3    0.5    160%       1.8    0.8   125%
                                  ------ ------            ------ ------
    Net revenues................. $407.4 $161.8    152%    $675.1 $281.2   140%
                                  ====== ======            ====== ======

 Revenues

   The Company's net revenues increased to $407.4 million in the second quarter of fiscal 2000, up 152% from $161.8 million in the equivalent period of fiscal 1999. The Company's revenues increased to $675.1 million for the six months ended March 31, 2000, up 140% from $281.2 million in the equivalent period of fiscal 1999. Revenues increased mainly due to higher customer trading volume, an increase in net new active accounts, and an increase in customer assets.

 Transaction Revenues

   Transaction revenues increased to $254.6 million in the second quarter of fiscal 2000, up 181% from $90.5 million in the equivalent period in fiscal 1999. Transaction revenues increased to $406.9 million for the six months ended March 31, 2000, up 170% from $150.8 million for the equivalent period in fiscal 1999. Transaction revenues consist of commission revenues and payments for order flow. Growth in transaction revenues reflect the overall high level of trading volume in U.S. financial markets, as well as the increase in new customer accounts.

   Commission revenues for the second quarter of fiscal 2000 increased to $225.8 million, up 180% from $80.6 million for the same period a year ago. Commission revenues for the six months ended March 31, 2000 increased to $362.5 million, up 173% from $133.0 million for the same period a year ago. Brokerage transactions for the second quarter of fiscal 2000 totaled 14.2 million, or an average of 226,100 transactions per day. This is an increase of 220% over the average daily brokerage transaction volume of 70,200 in the prior year. Brokerage transactions for the six months ended March 31, 2000 totaled 22.7 million, or an average of 178,800 transactions per day. This is an increase of 161% over the average daily brokerage transaction volume of 113,200 in the prior period. Commissions per trade decreased from $18.83 and $18.90 in the three and six months ended March 31, 1999, respectively, to $15.85 and $15.96 for the three and six months ended March 31, 2000, respectively. The decline in commissions per trade was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the new Power E*TRADE program, a component of which provides reduced commissions for active traders.

   Payments for order flow increased to $28.8 million for the second quarter of fiscal 2000, up 191% from $9.9 million for the same period a year ago. Order flow revenue increased to $44.4 million for the six months ended March 31, 2000, up 149% from $17.8 million for the same period in the prior year. As a percentage of transaction revenue, payments for order flow were 11% for the three months ended March 31, 2000 and 1999. As a percentage of transaction revenues, payments for order flow decreased to 11% in the six months ended March 31, 2000 from 12% in the comparable period in fiscal 1999. Payments for order flow did not increase at the same rate as transactions due to changes in the order flow mix, a decrease in the average shares per equity transaction, and the continued impact of the SEC's order handling rules.

 Interest Income and Expense

   Interest income from brokerage-related activities is comprised of interest earned by the Company on credit extended to its customers to finance their purchases of securities on margin and fees on its customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through the Company's stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing liabilities which include customer deposits, advances from the Federal Home Loan Bank of Atlanta and other borrowings.

   Brokerage interest income increased to $132.3 million in the second quarter of fiscal 2000, up 241% from $38.8 million for the same period a year ago. Brokerage interest income increased to $207.5 million for the six months ended March 31, 2000, up 221% from $64.7 million for the same period in fiscal 1999. These increases primarily reflect the overall increase in average customer margin balances, which increased 195% to $4,877 million in the second quarter of fiscal 2000, from $1,655 million in the same period a year ago, and average customer money market fund balances, which increased 131% to $6,698 million in the second quarter of fiscal 2000, from $2,904 million in the same period a year ago. Brokerage interest expense increased to $65.6 million in the second quarter of fiscal 2000, up 307% from $16.1 million in the comparable prior year period. Brokerage interest expense increased to $99.2 million for the six months ended March 31, 2000, up 288% from $25.6 million in the comparable prior year period. This increase is due to an overall increase in average customer credit balances, which increased 259% to $1,530 million in the second quarter of fiscal 2000, from $425.7 million in the same period a year ago, and average stock loan balances, which increased 376% to $4,385 million in the second quarter of fiscal 2000, from $921.4 million in the same period a year ago.

   Banking interest income increased to $110.4 million in the second quarter of fiscal 2000, up 165% from $41.7 million for the same period a year ago. Banking interest income increased to $192.4 million in the six months ended March 31, 2000, up 150% from $76.9 million for the same period a year ago. These increases reflect an increase in the average interest-earning asset balances coupled with an increase in the average interest yield. Average interest-earning assets increased 137% to $5,694 million during the second quarter of fiscal 2000, from $2,406 million in the same period a year ago. The average yield increased to 7.76% in the second quarter of fiscal 2000 from 6.93% in the same period a year ago. Average interest-earning assets increased 134% to $5,109 million during the six months ended March 31, 2000, from $2,186 million in the same period a year ago. The average yield increased to 7.53% in the six months ended March 31, 2000 from 7.02% in the same period a year ago. Interest expense from banking activities increased to $81.0 million in the first quarter of fiscal 2000, up 151% from $32.3 million for the same period a year ago. Interest expense from banking activities increased to $141.7 million in the six months ended March 31, 2000, up 133% from $60.9 million for the same period a year ago. These increases reflect an increase in the average interest-bearing liabilities coupled with an increase in the average cost of the borrowings. Average interest-bearing liabilities increased 129% to $5,316 million during the second quarter of fiscal 2000, from $2,321 million in the same period a year ago. The average cost increased to 6.13% in the second quarter of fiscal 2000 from 5.66% in the same period a year ago. Average interest-bearing liabilities increased 125% to $4,717 million during the six months ended March 31, 2000, from $2,101 million in the same period a year ago. The average cost increased to 6.01% in the six months ended March 31, 2000 from 5.76% in the same period a year ago.

   The following tables present average balance data and income and expense data for the Company's banking operations and the related interest yields and rates for the three and six months ended March 31, 2000 and 1999. The tables also present information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability, which is calculated by dividing net interest income by interest-earning banking assets. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest includes the incremental tax benefit of tax exempt income.

                           Three Months Ended March 31,
                                       2000              Three Months Ended March 31, 1999
                          ------------------------------ --------------------------------------
                                     Interest  Average                 Interest      Average
                           Average   Income/  Annualized   Average      Income/    Annualized
                           Balance   Expense  Yield/Cost   Balance      Expense    Yield/Cost
                          ---------- -------- ---------- ------------- ----------  ------------
                                                  (In thousands)
                                                   (unaudited)
Interest-earning banking
 assets:
  Loans receivable,
   net..................  $2,777,617 $ 56,119     8.08%  $   1,005,016 $   19,111         7.61%
  Interest-bearing
   deposits.............     104,930    1,450     5.56          21,824        223         4.14
  Mortgage-backed and
   related available-
   for-sale securities..   2,539,374   48,005     7.56       1,122,206     18,305         6.52
  Available-for-sale
   investment
   securities...........     194,270    3,356     7.13         220,985      3,391         6.34
  Investment in FHLB
   stock................      53,427    1,029     7.75          24,622        455         7.50
  Trading securities....      24,100      382     6.34          11,118        207         7.45
                          ---------- --------   ------   ------------- ----------    ---------
   Total interest-
    earning banking
    assets..............   5,693,718 $110,341     7.76%      2,405,771 $   41,692         6.93%
Non-interest-earning
 banking assets.........     233,858                            88,343
                          ----------                     -------------
   Total banking
    assets..............  $5,927,576                     $   2,494,114
                          ==========                     =============
Interest-bearing banking
 liabilities:
  Retail deposits.......  $2,910,177 $ 43,176     5.94%  $   1,223,657 $   17,158         5.69%
  Brokered callable
   certificates of
   deposit..............      91,836    1,483     6.48          67,078      1,098         6.64
  FHLB advances.........   1,056,637   16,317     6.11         437,033      5,745         5.26
  Other borrowings......   1,257,613   20,061     6.31         563,052      7,477         5.31
  Subordinated debt,
   net..................         --       --       --           29,877        884        11.83
                          ---------- --------            ------------- ----------
   Total interest-
    bearing banking
    liabilities.........   5,316,263 $ 81,037     6.13%      2,320,697 $   32,362         5.66%
Non-interest-bearing
 banking liabilities....     112,924                            59,029
                          ----------                     -------------
   Total banking
    liabilities.........   5,429,187                         2,379,726
   Total banking
    shareowners'
    equity..............     498,389                           114,388
                          ----------                     -------------
Total banking
 liabilities and
 shareowners' equity....  $5,927,576                     $   2,494,114
                          ==========                     =============
Excess of interest-
 earning banking assets
 over interest-bearing
 banking liabilities/net
 interest income........  $  377,455 $ 29,304            $      85,074 $    9,330
                          ========== ========            ============= ==========
Net interest spread.....                          1.63%                                   1.27%
                                                ======                               =========
Net interest margin (net
 yield on interest-
 earning banking
 assets)................                          2.07%                                   1.55%
                                                ======                               =========
Ratio of interest-
 earning banking assets
 to interest-bearing
 banking liabilities....                        107.10%                                 103.67%
                                                ======                               =========
Return on average total
 banking assets.........                          0.26%*                                  0.20%
                                                ======                               =========
Return on average net
 banking assets.........                          3.15%*                                  4.30%
                                                ======                               =========
Equity to total banking
 assets.................                          8.41%                                   4.59%
                                                ======                               =========

--------
* Ratios calculated by excluding ESOP and merger related costs of $13.8 million.

                            Six Months Ended March 31,     Six Months Ended March 31,
                                       2000                           1999
                          ------------------------------ ------------------------------
                                     Interest  Average              Interest  Average
                           Average   Income/  Annualized  Average   Income/  Annualized
                           Balance   Expense  Yield/Cost  Balance   Expense  Yield/Cost
                          ---------- -------- ---------- ---------- -------- ----------
                                                 (In thousands)
                                                   (unaudited)
Interest-earning banking
 assets:
  Loans receivable,
   net..................  $2,558,598 $ 99,818     7.80%  $  929,752 $35,826      7.71%
  Interest-bearing
   deposits.............      74,494    2,031     5.45       17,538     418      4.77
  Mortgage-backed and
   related available-
   for-sale securities..   2,214,835   81,374     7.35      989,124  32,531      6.58
  Available-for-sale
   investment
   securities...........     191,131    6,518     6.82      221,402   6,878      6.21
  Investment in FHLB
   stock................      45,689    1,769     7.74       20,701     773      7.47
  Trading securities....      23,994      849     7.08        7,269     274      7.54
                          ---------- --------   ------   ---------- -------    ------
   Total interest-
    earning banking
    assets..............   5,108,741 $192,359     7.53%   2,185,786 $76,700      7.02%
Non-interest-earning
 banking assets.........     200,585                         89,889
                          ----------                     ----------
   Total banking
    assets..............  $5,309,326                     $2,275,675
                          ==========                     ==========
Interest-bearing banking
 liabilities:
  Retail deposits.......  $2,607,313 $ 76,554     5.87%  $1,143,885 $32,991      5.75%
  Brokered callable
   certificates of
   deposit..............      85,505    2,788     6.52       67,058   2,220      6.62
  FHLB advances.........     898,858   27,220     6.06      377,536  10,191      5.40
  Other borrowings......   1,125,463   35,161     6.25      482,851  13,307      5.51
  Subordinated debt,
   net..................         --       --       --        29,846   1,769     11.85
                          ---------- --------            ---------- -------
   Total interest-
    bearing banking
    liabilities.........   4,717,139 $141,723     6.01%   2,101,176 $60,478      5.76%
Non-interest-bearing
 banking liabilities....      89,802                         58,354
                          ----------                     ----------
   Total banking
    liabilities.........   4,806,941                      2,159,530
   Total banking
    shareowners'
    equity..............     502,385                        116,144
                          ----------                     ----------
Total banking
 liabilities and
 shareowners' equity....  $5,309,326                     $2,275,674
                          ==========                     ==========
Excess of interest-
 earning banking assets
 over interest-bearing
 banking liabilities/net
 interest income........  $  391,602 $ 50,636            $   84,610 $16,222
                          ========== ========            ========== =======
Net interest spread.....                          1.52%                          1.28%
                                                ======                         ======
Net interest margin (net
 yield on interest-
 earning banking
 assets)................                          1.98%                          1.48%
                                                ======                         ======
Ratio of interest-
 earning banking assets
 to interest-bearing
 banking liabilities....                        108.30%                        104.03%
                                                ======                         ======
Return on average total
 banking assets.........                          0.13%*                         0.25%
                                                ======                         ======
Return on average net
 banking assets.........                          1.72%*                         4.21%
                                                ======                         ======
Equity to total banking
 assets.................                          9.46%*                         5.10%
                                                ======                         ======

--------
* Ratios calculated by excluding ESOP and merger related costs of $17.6 million.

 Global and Institutional

   Global and institutional revenues increased to $41.4 million for the second quarter of fiscal 2000, up 41% from $29.3 million for the same period a year ago. For the six months ended March 31, 2000, global and institutional revenues increased to $75.1 million from $57.4 million, up 31% from the same period in fiscal 1999. Global and institutional revenues are comprised of revenues from TIR's operations, as well as licensing fees, royalties and brokerage-related transaction revenue from E*TRADE International's affiliates. TIR's net revenues increased to $38.9 million in the second quarter of fiscal 2000, up 37% from $28.4 million for the same period a year ago. These increases are primarily attributable to strong market conditions in Asia and Europe. TIR revenues are largely comprised of commissions from institutional trade executions; for the second quarter of fiscal 2000, approximately 56% of TIR's transactions were from outside the U.S., and approximately 87% were cross-border transactions.

 Other Revenues

   Other revenues increased to $16.6 million in the second quarter of fiscal 2000, up 60% from $10.4 million for the comparable period in fiscal 1999. Other revenues increased to $35.9 million for the six months ended March 31, 2000, up 92% from $18.7 million for the comparable period in fiscal 1999. Other revenues increased primarily due to growth in mutual funds revenue, revenues from fees charged for advertising on the Company's Web site, investment banking revenue, E*TRADE Business Solutions revenue, and brokerage and banking-related fees for services.

 Provision for Loan Losses

   The provision for loan losses increased to $1.3 million in the second quarter of fiscal 2000, up 160% from $0.5 million for the comparable period in fiscal 1999. For the six months ended March 31, 2000, the provision for loan losses increased to $1.8 million from $0.8 million, up 125% from the same period in fiscal 1999. The provision for loan losses recorded reflects increases to the Company's allowance for loan losses based upon management's review and assessment of the risk in the Company's loan portfolio, as well as the level of charge-offs to the Company's allowance for loan losses. The increase in the provision for loan losses in the second quarter of fiscal 2000 primarily reflects the growth in the Company's loan portfolio. As of March 31, 2000, the total loan loss allowance was $8.8 million, or 0.29% of total loans outstanding. The total loan loss allowance as of September 30, 1999 was $7.1 million, or 0.33% of total loans outstanding. As of March 31, 2000, the general loan loss allowance was $8.3 million, or 43.9% of total non-performing assets of $19.0 million. As of September 30, 1999, the general loan loss allowance was $6.7 million, or 78.8% of total non-performing assets of $8.5 million.

 Cost of Services

   Total cost of services increased to $130.5 million for the second quarter of fiscal 2000, up 96% from $66.5 million in the comparable period in fiscal 1999. Total cost of services increased to $242.0 million for the six months ended March 31, 2000, up 107% from $116.7 million in the comparable period in fiscal 1999. Cost of services includes expenses related to the Company's clearing operations, customer service activities, Web site content costs, system maintenance, communication expenses and depreciation. These increases reflect the overall increase in customer transactions processed by the Company, a related increase in customer service inquiries, and operations and maintenance costs associated with the Company's technology centers in Rancho Cordova, California and Alpharetta, Georgia. Cost of services as a percentage of net revenues was 32% in the second quarter of fiscal 2000 and 41% in the comparable period in fiscal 1999. Cost of services as a percentage of net revenues was 36% for the six months ended March 31, 2000, compared to 42% in the comparable period in fiscal 1999. The improvement in cost of services as a percentage of net revenue is reflective of increased trading volumes and the diversification of revenue streams.

 Operating Expenses

   Selling and marketing expenses increased to $177.5 million in the second quarter of fiscal 2000, up 127% from $78.2 million in the comparable period in fiscal 1999. Selling and marketing expenses increased to $307.2 million for the six months ended March 31, 2000, up 126% from $135.9 million in the comparable period in fiscal 1999. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Selling and marketing expenditures in the three and six months ended March 31, 2000 reflect expenditures which resulted from the Company's Sponsorship of Super Bowl XXXIV. International marketing expenditures are expected to increase as the Company expands its advertising efforts abroad; however, overall marketing expenditure levels are not expected to continue to grow at the same rate throughout fiscal 2000.

   Technology development expenses increased to $42.1 million in the second quarter of fiscal 2000, up 175% from $15.3 million in the comparable period in fiscal 1999. Technology development expenses increased to $78.5 million for the six months ended March 31, 2000, up 163% from $29.8 million in the comparable period in fiscal 1999. The increased level of expense was incurred to enhance the Company's existing product offerings, including maintenance of the Company's Web site, and reflects the Company's continuing commitment to invest in new products and technologies

   General and administrative expenses increased to $50.2 million in the second quarter of fiscal 2000, up 103% from $24.7 million in the comparable period in fiscal 1999. General and administrative expenses increased to $92.3 million for the six months ended March 31, 2000, up 105% from $45.1 million in the comparable period in fiscal 1999. These increases were the result of personnel additions and the development of administrative functions resulting from the overall growth in the Company.

   Amortization of goodwill and other intangibles was $5.2 million in the second quarter of fiscal 2000 up 754% from $0.6 million in the comparable period in fiscal 1999. Amortization of goodwill and other intangibles increased to $7.2 million for the six months ended March 31, 2000, up 414% from $1.4 million in the comparable period in fiscal 1999. These increases primarily consist of amortization of goodwill related to the acquisition of three of the Company's foreign affiliates. Goodwill is amortized over 15 to 20 years.

   Merger-related expenses of $24.6 million were recognized in the second quarter of fiscal 2000, compared to $5.8 million of merger-related expenses recognized in the first quarter of fiscal 2000. Merger-related expenses primarily relate to transaction costs associated with the Telebanc acquisition. Additional costs associated with the Company's mergers and acquisitions are expected to be incurred throughout fiscal 2000. No merger-related expenses were incurred during the three or six months ended March 31, 1999.

 Non-operating Income (Expense)

   Corporate interest expense-net was $3.9 million for the quarter ended
March 31, 2000, compared with $5.9 million in corporate interest income-net in the comparable period in fiscal 1999. Corporate interest expense-net was $2.1 million for the six month period ended March 31, 2000, compared with $11.3 million in corporate interest income-net in the comparable period in fiscal 1999. Corporate interest expense-net increased primarily as a result of a decrease in average corporate investment balances coupled with interest arising from the issuance of $650 million in convertible notes during the three months ended March 31, 2000.

   In the second quarter of fiscal 2000, the Company continued to liquidate portions of its investment portfolio and recognized realized gains of $10.9 million, compared with $33.4 million in recognized realized gains in the first quarter of fiscal 2000. The gain on sale of investments for the six month period ended March 31, 2000 was $42.2 million, compared with $33.4 million in recognized realized gains for the equivalent period in fiscal 1999.

   The Company recorded an unrealized loss of $14.6 million during the second quarter of fiscal 2000 on its participation in the E*TRADE eCommerce Fund L.P., representing market declines on public investments held by the fund. The Company recorded an unrealized gain of $10.8 million in the six months ended March 31, 2000. This fund was formed in the first quarter of fiscal 2000.

   Equity in losses of investments included in other non-operating income (expense) was $0.7 million in the second quarter of fiscal 2000, which resulted from the Company's minority ownership in its investments which are accounted for under the equity method, compared to $1.1 million in the comparable period in fiscal 1999. Equity in losses of investments was $4.6 million for the six month period ended March 31, 2000, compared to

$1.1 million in the equivalent period in fiscal 1999. These investments include E*TRADE Japan, E*OFFERING and Archipelago. The Company expects that these companies will continue to invest in the development of their products and services, and will incur operating losses throughout fiscal 2000, which will result in future charges being recorded by the Company to reflect its proportionate share of those losses.

 Income Tax Expense (Benefit)

   Income tax expense (benefit) represents the benefit for federal and state income taxes at an effective tax rate of 28.1% for the second quarter of fiscal 2000, and the expense for federal and state income taxes at an effective tax rate of 34.5% for the comparable period in fiscal 1999. Income tax benefit represents the benefit for federal and state income taxes at an effective tax rate of 26.2% for the six months ended March 31, 2000, and 81.8% for the comparable period in fiscal 1999. The rate for the the three and six months ended March 31, 2000 reflects the impact of non-deductible merger-related expenses and amortization of goodwill arising from the foreign acquisitions.

 Minority Interest in Subsidiary

   Minority interest in subsidiary was $0.4 million and $0.6 million in the second quarters of fiscal 2000 and 1999, respectively, and $0.9 million and $1.1 million in the six months ended March 31, 2000 and 1999, respectively, resulting from Telebanc's interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of the Company.

 Cumulative Effect of Change in Accounting Principle

   Cumulative effect of change in accounting principle was $0.5 million in the three and six months ended March 31, 1999, resulting from the implementation by Telebanc of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

   The Company has financing facilities totaling $425 million to meet the needs of E*TRADE Securities that would be collateralized by customer securities. There were no borrowings outstanding under these lines on March 31, 2000. The Company also had a short term loan for up to $150 million, collateralized by publicly-traded investment securities owned by the Company. In December 1999, the Company obtained a $150 million line of credit agreement with a syndicate of banks. The line of credit, which had an expiration date of March 31, 2000, was dissolved by the Company in February 2000 following the Company's issuance of convertible subordinated notes and repayment of the $145 million outstanding balance. The Company also has a short term line of credit for up to $50 million, collateralized by marketable securities owned by the Company, of which $32 million was outstanding as of March 31, 2000. In addition, the Company has entered into numerous agreements with other broker-dealers to provide financing under the Company's stock loan program.

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, which are convertible into 6,355,932 shares of common stock. The Company used $145 million of the $631.3 million in net proceeds to pay the outstanding balance on a line of credit in February 2000. The Company expects to use the remaining net proceeds for general corporate purposes, including the future growth of the business. Debt issuance costs of $19.1 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year, and the proceeds used to repay the outstanding balance on the $150 million line of credit agreement, loss per share would have increased to $0.12 and $0.18 for the three and six months ended

March 31, 2000, respectively, compared to $0.08 and $0.11 for the three and six months ended March 31, 1999, respectively, due to the additional net interest expense and issuance costs associated with the securities.

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

   Cash used in operating activities was $217.1 million for the six months ended March 31, 2000 compared to cash provided by operating activities of $84.4 million in the equivalent period in fiscal 1999. Cash used in operating activities primarily reflects the increase in brokerage-related assets in excess of liabilities of $220.6 million, an increase in segregated cash balances of $120.0 million and an increase in other assets and intangibles of $129.1 million offset by an increase in accounts payable, accrued and other liabilities of $271.3 million. Cash provided by operating activities in the prior year period primarily reflects proceeds from the sales and maturities of loans, net of purchases, of $45.4 million, proceeds from the sales and maturities of trading assets, net of purchases, of $36.8 million, and an increase in interest credited to customer deposits of $48.2 million, offset by an increase in brokerage-related assets in excess of liabilities of $22.9 million.

   Cash used in investing activities was $2,660 million for the six months ended March 31, 2000 and $686.7 million in the equivalent period in fiscal 1999. For the six months ended March 31, 2000, cash used in investing activities was the result of the excess of purchases of investments over the net sale/maturity of investments of $1,586 million, purchases of $80.0 million of property and equipment, an increase in loans held for investment of $903.1 million, increase in restricted deposits of $64.6 million, and $26.7 million paid for the acquisition of three foreign affiliates. This compares to cash used in investing activities in the equivalent period of fiscal 1999 where the Company had an excess of purchases of investments over the net sale/maturity of investments of $253.3 million, purchases of $31.6 million of property and equipment, and an increase in loans held for investment of $401.9 million.

   Cash provided by financing activities was $3,123 million for the six months ended March 31, 2000, compared with $630.7 million in the equivalent period in fiscal 1999. Cash provided by financing activities for the six months ended March 31, 2000 primarily resulted from $3,832 million in increased banking deposits, advances from the Federal Home Loan Bank of Atlanta, increases in securities sold under agreements to repurchase, and the issuance of $631.3 million in convertible subordinated debt, net of issuance costs offset by $1,398 million in payments on outstanding loans. Cash provided by financing activities in the comparable period of fiscal 1999 primarily resulted from $1,633 million in increased banking deposits, advances from the Federal Home Loan Bank of Atlanta and increases in securities sold under agreements to repurchase, offset by $1,018 million in payments on outstanding loans.

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

  .  American Express

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

   In November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for bank holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face.

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

   We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE and E*TRADE Bank. All marketing activities by E*TRADE Securities are regulated by the NASD, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASD has in the past asked us to revise certain marketing materials. The NASD can impose certain penalties for violations of its advertising regulations, including:

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

   The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of March 31, 2000 (in thousands):

                                                   Required
                                                     net      Net      Excess
                                                   capital  capital  net capital
                                                   -------- -------- -----------
   E*TRADE Securities, Inc. ...................... $128,404 $479,326  $350,922
   TIR Securities, Inc. ..........................      250    2,522     2,272
   TIR Investor Select, Inc. .....................        5      367       362
   Marquette Securities, Inc. ....................      250      475       225
   Telebanc Capital Markets, Inc. ................      213   18,710    18,497

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

   The table below summarizes the capital adequacy requirements for Telebank as of March 31, 2000 (dollars in thousands):

                                                               To Be Well
                                                           Capitalized Under
                                                           Prompt Corrective
                                               Actual      Action Provisions
                                           --------------- ------------------
                                            Amount  Ratio    Amount    Ratio
                                           -------- ------ ---------- -------
   Core Capital (to adjusted tangible
    assets)............................... $471,179  7.32% > $322,202 >  5.0%
   Tier I Capital (to risk weighted
    assets)............................... $471,179 18.36% > $153,825 >  6.0%
   Total Capital (to risk weighted
    assets)............................... $479,516 18.04% > $256,376 > 10.0%

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

   As a result of our sale of 6% convertible subordinated notes, we have incurred $650 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) to approximately 38% as of March 31, 2000. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could

  .  make it difficult for us to make payments on our debt;

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

 Interest Rate Sensitivity

   During the quarter ended March 31, 2000, the Company had a variable rate bank line of credit. As of March 31, 2000, the Company had $32.0 million outstanding under this line. The line of credit and the monthly interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 10 percent at March 31, 2000, the interest payments would increase by an immaterial amount.

 Equity Price Risk

   The Company has investments in publicly-traded equity securities. The fair value of these securities at March 31, 2000 was $533.9 million. If the market price of the securities held at March 31, 2000 were to decrease by 10%, the fair value of the portfolio would decline by $53.4 million, which would not have a material effect on the financial position of the Company. The Company accounts for these securities as available-for-sale, and unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners' equity, and not reflected in the determination of operating results until the securities are sold. At March 31, 2000, unrealized gains on these securities were $498.4 million.

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

Banking Operations

   The Company manages its banking related interest rate risk through the use of financial derivatives such as interest rate cap, swap and floor agreements. The Company uses these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. The Company has experienced no material changes in market risk pertaining to its banking operations during the quarter ended March 31, 2000.

                          PART II.  OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

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

   On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleged, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. After we filed a motion to dismiss or stay the complaint on April 14, 1999, the plaintiff chose to file an amended complaint. In response to that amended complaint, we have moved to compel arbitration or, alternatively, dismiss the amended complaint. By a Decision and Order, entered by the Court on March 28, 2000, the Court granted our motion to compel arbitration of plaintiff's breach of contract claim by dismissing plaintiff's breach of contract claim and ordering plaintiff to proceed to arbitration of that claim. The Court also granted our motion to dismiss by dismissing plaintiff's claims based on violation of New York's consumer protection statutes.

   On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, fiduciary duty and unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. We have filed motions both to compel arbitration and to dismiss the complaint. All discovery regarding the merits of plaintiff's claims is stayed pending the determination of our motion to dismiss. On September 1, 1999, the court denied our motion to compel arbitration. We appealed the order and a hearing on the appeal took place on February 2, 2000. By a Journal Entry and Opinion, dated March 16, 2000, the Court of Appeals reversed the trial court's decision on the grounds that its resolution of our motion to compel arbitration was premature prior to resolution of whether the case should be certified as a class action. The Court of Appeals remanded the case to the trial court. This proceeding is still at an early stage and we are unable to predict its ultimate outcome.

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

   On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. In response to the complaint, we filed a petition to compel arbitration. As in Chadha, we argued that, in light of the Cooper court's decision to deny class certification, Wurtman is obligated to submit his claims to arbitration in accordance with the customer agreement. The petition to compel arbitration was heard by the court on September 9, 1999 and was denied. On October 4, 1999, we appealed the court's order denying the petition, and that appeal has the effect of staying all further proceedings in the trial court. Our opening brief on appeal was filed on March 28, 2000. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

   On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPOs are made available to our customers. We filed a demurrer and motion to strike on August 13, 1999, arguing (among other things) that the plaintiff has not alleged facts sufficient to state a claim against us. On October 6, 1999, the court dismissed the class action claims with prejudice. The claim for unfair business practices was dismissed with leave to amend, but for injunctive relief only and not money damages. Plaintiff filed an amended complaint on October 26, 1999. We filed a petition to compel arbitration in response. On December 29, 1999, the court granted the petition to compel arbitration and dismissed the court proceeding. Plaintiff filed a notice of appeal on February 29, 2000. We are unable to predict the ultimate outcome of this proceeding.

   On December 23, 1999, plaintiff Kathleen Nyquist filed a complaint in federal court. Ms. Nyquist is a customer who brings claims for breach of fiduciary duty, negligence/recklessness, unfair trade practices, securities law violations and aiding and abetting. Her claims against us arise out of allegedly unauthorized transactions and day-trading allegedly effected by her husband in her IRA account as well as another account. Plaintiff alleges losses totaling approximately $700,000 and also seeks attorney's fees, punitive damages as well as treble damages under the South Carolina unfair trade practices laws. We have made a motion to compel arbitration that is currently pending before the court. This proceeding is still at an early stage and we are unable to predict the ultimate outcome.

   We believe that these claims are without merit and intend to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

   From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to the NASD or the SEC by dissatisfied customers are investigated by the NASD or the SEC and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against us could have a material adverse effect on our business, financial condition and results of operations. We are also subject to periodic regulatory audits and inspections.

   The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. We are aware of several instances of our noncompliance with applicable regulations. In particular, in fiscal 1997, our failure to timely renew its broker dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

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

Item 4. Submission of Matters to a Vote of Security Holders--None.

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

  *10.5 E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement.

  *10.6 E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership
         Agreement.

 **10.7 E*TRADE Group, Inc. Note Secured by Deed of Trust dated March 17, 2000, by and between the Company and Theodore J. Theophilos.

 **10.8 E*TRADE Group, Inc. Amendment to Note Secured by Deed of Trust, dated
         May 5, 1999, by and between the Company and Theodore J. Theophilos.

 **27.1 Financial Data Schedule

  *99.1 Press release, dated January 25, 2000, relating to the 6% convertible subordinated notes due 2007.

  *99.2 Press release, dated February 2, 2000, relating to the 6% convertible subordinated notes due 2007.

--------
 * Previously filed.

** Filed herewith.

   (b) Reports on Form 8-K

   On April 17, 2000, the Company filed a Current Report on Form 8-K to report the first period of consolidated results of E*TRADE and Telebanc Financial Corporation ("Telebanc"). The acquisition of Telebanc was completed on January 12, 2000 and was accounted for as a pooling of interests.

   On January 27, 2000, the Company filed a Current Report on Form 8-K to report the final closing of its merger with Telebanc Financial Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                          (Registrant)

                                          Dated: May 15, 2000


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