Form 10-Q
period 2000-06-30
E TRADE GROUP INC
filed 2000-08-14
CIK 1015780

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

                  For the quarterly period ended June 30, 2000

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

   As of August 10, 2000, the number of shares outstanding of the registrant's common stock was 299,908,164.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              E*TRADE Group, Inc.
                          Form 10-Q Quarterly Report
                      For the Quarter Ended June 30, 2000

                               Table of Contents

                                                                           Page
                                                                           ----


                         Part I--Financial Information

 Item 1. Financial Statements
         Consolidated Statements of Operations..........................     3
         Consolidated Balance Sheets....................................     4
         Condensed Consolidated Statements of Cash Flows................     5
         Notes to Condensed Consolidated Financial Statements...........     6
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................    18
 Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    42


                          Part II--Other Information

 Item 1. Legal and Administrative Proceedings...........................    44
 Item 2. Changes in Securities and Use of Proceeds......................    45
 Item 3. Defaults Upon Senior Securities................................    45
 Item 4. Submission of Matters to a Vote of Security Holders............    45
 Item 5. Other Information..............................................    45
 Item 6. Exhibits and Reports on Form 8-K...............................    46
 Signatures..............................................................   48

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

                          FORWARD-LOOKING STATEMENTS

   Certain statements in this report, including statements regarding the Company's strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC, including the Company's Annual Report on Form 10-K/A as filed with the SEC on April 17, 2000, that attempt to advise interested parties of certain risks and factors that may affect the Company's business. Readers are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in that filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                           June 30,             June 30,
                                      -------------------  --------------------
                                        2000       1999      2000       1999
                                      ---------  --------  ---------  ---------
Revenue:
  Transaction revenues..............  $ 180,194  $106,067  $ 587,102  $ 256,911
  Interest income...................    257,193   104,129    657,065    245,696
  Global and institutional..........     33,906    26,937    108,989     84,351
  Other.............................     24,863     8,606     60,786     27,245
                                      ---------  --------  ---------  ---------
    Gross revenues..................    496,156   245,739  1,413,942    614,203
  Interest expense..................   (164,841)  (58,652)  (405,762)  (145,154)
  Provision for loan losses.........       (974)     (665)    (2,767)    (1,435)
                                      ---------  --------  ---------  ---------
    Net revenues....................    330,341   186,422  1,005,413    467,614
                                      ---------  --------  ---------  ---------
Cost of services....................    124,489    82,237    366,470    198,967
                                      ---------  --------  ---------  ---------
Operating expenses:
  Selling and marketing.............    115,081    99,784    422,245    235,667
  Technology development............     32,526    20,659    111,033     50,481
  General and administrative........     50,179    24,574    142,482     69,654
  Amortization of goodwill and other
   intangibles......................      6,716       565     13,900      1,934
  Merger-related expenses...........      1,133     3,652     31,519      3,652
                                      ---------  --------  ---------  ---------
    Total operating expenses........    205,635   149,234    721,179    361,388
                                      ---------  --------  ---------  ---------
    Total cost of services and
     operating expenses.............    330,124   231,471  1,087,649    560,355
                                      ---------  --------  ---------  ---------
Operating income (loss).............        217   (45,049)   (82,236)   (92,741)
                                      ---------  --------  ---------  ---------
Non-operating income (expense):
  Gain on sale of investments.......     24,416     8,439     66,647     41,806
  Unrealized gain (loss) on venture
   fund.............................     (3,462)      --       7,363        --
  Corporate interest--net and
   other............................     (8,178)    3,158    (15,478)    13,291
                                      ---------  --------  ---------  ---------
    Total non-operating income......     12,776    11,597     58,532     55,097
                                      ---------  --------  ---------  ---------
Pre-tax income (loss)...............     12,993   (33,452)   (23,704)   (37,644)
Income tax expense (benefit)........      7,888   (12,230)    (1,732)   (15,659)
Minority interest in subsidiary.....       (585)      539        318      1,671
                                      ---------  --------  ---------  ---------
Income (loss) before cumulative
 effect of accounting change and
 extraordinary loss.................      5,690   (21,761)   (22,290)   (23,656)
Cumulative effect of accounting
 change, net of tax.................        --        --         --        (469)
Extraordinary loss on early
 extinguishment of subordinated
 debt, net of tax...................        --     (1,985)       --      (1,985)
                                      ---------  --------  ---------  ---------
Net income (loss)...................      5,690   (23,746)   (22,290)   (26,110)
Preferred stock dividends...........        --         60        --         180
                                      ---------  --------  ---------  ---------
Income (loss) applicable to common
 stock..............................  $   5,690  $(23,806) $ (22,290) $ (26,290)
                                      =========  ========  =========  =========
Income (loss) per share before
 cumulative effect of accounting
 change and extraordinary loss:
  Basic.............................  $    0.02  $  (0.08) $   (0.08) $   (0.09)
                                      =========  ========  =========  =========
  Diluted...........................  $    0.02  $  (0.08) $   (0.08) $   (0.09)
                                      =========  ========  =========  =========
Income (loss) per share:
  Basic.............................  $    0.02  $  (0.09) $   (0.08) $   (0.10)
                                      =========  ========  =========  =========
  Diluted...........................  $    0.02  $  (0.09) $   (0.08) $   (0.10)
                                      =========  ========  =========  =========
Shares used in computation of income
 (loss) per share before cumulative
 effect of accounting change and
 extraordinary loss and income
 (loss) per share:
  Basic.............................    294,015   271,276    275,337    265,434
  Diluted...........................    309,346   271,276    275,337    265,434

           See notes to condensed consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                       June 30,    September 30,
                                                         2000          1999
                                                      -----------  -------------
                                                      (Unaudited)
                       ASSETS
                       ------

Cash and equivalents................................  $   178,894   $  124,801
Cash and investments required to be segregated under
 Federal or other regulations.......................       86,414      104,500
Brokerage receivables--net..........................    5,657,869    2,912,581
Mortgage-backed securities..........................    3,345,760    1,426,053
Loans receivable--net...............................    3,535,825    2,154,509
Investments.........................................      966,646      830,329
Property and equipment--net.........................      263,692      178,854
Goodwill and other intangibles......................      471,895       17,211
Other assets........................................      385,602      159,386
                                                      -----------   ----------
    Total assets....................................  $14,892,597   $7,908,224
                                                      ===========   ==========

        LIABILITIES AND SHAREOWNERS' EQUITY
        -----------------------------------

Liabilities:
  Brokerage payables................................  $ 5,044,173   $2,824,212
  Banking deposits..................................    3,987,954    2,162,682
  Borrowings by bank subsidiary.....................    2,858,000    1,267,474
  Accounts payable, accrued and other liabilities...      462,253      203,971
  Convertible subordinated notes....................      650,000          --
                                                      -----------   ----------
    Total liabilities...............................   13,002,380    6,458,339
                                                      -----------   ----------
Company-obligated mandatorily redeemable preferred
 capital securities of E*TRADE Financial Corporation
 subsidiary trusts holding solely junior
 subordinated debentures of and other mandatorily
 redeemable preferred securities....................       30,631       30,584
                                                      -----------   ----------
Shareowners' equity:
  Common stock, $.01 par: shares authorized,
   600,000,000; shares issued and outstanding: June
   30, 2000, 298,283,829; September 30, 1999,
   275,145,791......................................        2,983        2,751
  Additional paid-in capital........................    1,746,753    1,269,167
  Unearned ESOP shares..............................       (1,697)      (2,122)
  Shareowners' notes receivable.....................      (18,743)         --
  Accumulated deficit...............................      (30,654)      (8,364)
  Accumulated other comprehensive income............      160,944      157,869
                                                      -----------   ----------
    Total shareowners' equity.......................    1,859,586    1,419,301
                                                      -----------   ----------
    Total liabilities and shareowners' equity.......  $14,892,597   $7,908,224
                                                      ===========   ==========

           See notes to condensed consolidated financial statements.

                      E*TRADE GROUP, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Nine Months Ended
                                                              June 30,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Net cash used in operating activities, net of effects
 from acquisitions...................................  $  (374,834) $   (34,677)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities..........   (6,754,919)  (4,749,045)
  Proceeds from sales, maturities of and principal
   payments on available-for-sale securities.........    4,704,934    4,419,793
  Net increase in loans held for investment..........   (1,394,055)    (733,742)
  Increase in restricted deposits....................      (71,445)         --
  Cash used in business acquisitions, net of cash
   acquired..........................................      (31,770)         --
  Purchases of property and equipment, net of capital
   lease and property and equipment acquired.........     (134,342)     (82,893)
  Other..............................................       15,714       15,667
                                                       -----------  -----------
      Net cash used in investing activities..........   (3,665,883)  (1,130,220)
                                                       -----------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in banking deposits...................    1,825,273      566,849
  Advances from the Federal Home Loan Bank of
   Atlanta...........................................    2,168,000    1,989,510
  Payments on advances from the Federal Home Loan
   Bank of Atlanta...................................   (1,295,000)  (1,777,510)
  Net increase in securities sold under agreements to
   repurchase........................................      717,526      104,626
  Net proceeds from convertible subordinated notes...      631,312          --
  Proceeds from issuance of common stock.............       17,921      401,827
  Proceeds from associate stock transactions.........       28,594       15,805
  Proceeds from bank loans and lines of credit, net
   of transaction costs..............................      177,455          --
  Payments on bank loans and lines of credit.........     (151,843)         --
  Issuance of shareowners' notes receivable..........      (18,607)         --
  Net decrease in other borrowed funds...............          --       (29,792)
  Other..............................................       (5,821)      (5,711)
                                                       -----------  -----------

      Net cash provided by financing activities......    4,094,810    1,265,604
                                                       -----------  -----------

INCREASE IN CASH AND EQUIVALENTS.....................       54,093      100,707
CASH AND EQUIVALENTS--Beginning of period............      124,801       71,317
                                                       -----------  -----------
CASH AND EQUIVALENTS--End of period..................  $   178,894  $   172,024
                                                       ===========  ===========
SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
  Unrealized gain on available-for-sale securities...  $     8,029  $   404,502
                                                       ===========  ===========
  Tax benefit on exercise of stock options...........  $    27,498  $    39,436
                                                       ===========  ===========
  Assets acquired under capital lease obligations....  $    32,752  $       --
                                                       ===========  ===========
  Purchase acquisitions, net of cash acquired:
    Common stock issued and stock options assumed....  $   411,411  $       --
    Cash paid, less acquired (including acquisition
     costs)..........................................  $    31,770  $       --
    Liabilities assumed..............................  $    19,586  $       --
    Carrying value of joint-venture investment.......  $     5,343  $       --
                                                       -----------  -----------
    Fair value of assets recorded (including goodwill
     of $447,691)....................................  $   468,110  $       --
                                                       ===========  ===========


           See notes to condensed consolidated financial statements.

                     E*TRADE GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

   The accompanying unaudited interim condensed consolidated financial statements include E*TRADE Group, Inc., a financial services holding company, and its subsidiaries (collectively, the "Company"), including E*TRADE Securities, Inc. ("E*TRADE Securities"), a securities broker-dealer, E*TRADE Financial Corporation ("ETFC"), formerly Telebanc Financial Corporation, a provider of banking and related financial services, and TIR (Holdings) Limited ("TIR"), a provider of global securities brokerage and other related services to institutional clients. The primary business of ETFC consists of the activities conducted by E*TRADE Bank, Inc. (the "Bank" or "E*TRADE Bank"), formerly known as Telebank, and E*TRADE Capital Markets, Inc. ("ETCM"), formerly Telebanc Capital Markets. E*TRADE Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation ("FDIC") to customers nationwide. ETCM is a funds manager and registered broker-dealer.

   These interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated. These interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1999.

   The condensed consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of ETFC on January 12, 2000, which was accounted for as a pooling of interests (see Note 23 to the Company's Annual Report on Form 10-K/A for the fiscal year ended September 30,
1999).

NOTE 2. BROKERAGE RECEIVABLES--NET AND PAYABLES

   Brokerage receivables--net and payables consist of the following (in thousands):

                                                        June 30,  September 30,
                                                          2000        1999
                                                       ---------- -------------
   Receivable from customers and non-customers (less
    allowance for doubtful accounts of $6,440 at June
    30, 2000 and $975 at September 30, 1999).......... $4,791,836  $2,559,283
   Receivable from brokers, dealers and clearing
    organizations:
     Net settlement and deposits with clearing
      organizations...................................    116,662      20,066
     Deposits paid for securities borrowed............    730,245     306,326
     Securities failed to deliver.....................      4,950       7,508
     Other............................................     14,176      19,398
                                                       ----------  ----------
       Total brokerage receivables--net............... $5,657,869  $2,912,581
                                                       ==========  ==========
   Payable to customers and non-customers............. $1,483,961  $  946,760
   Payable to brokers, dealers and clearing
    organizations:
     Deposits received for securities loaned..........  3,505,736   1,806,590
     Securities failed to receive.....................      5,398       7,235
     Other............................................     49,078      63,627
                                                       ----------  ----------
       Total brokerage payables....................... $5,044,173  $2,824,212
                                                       ==========  ==========

   Receivable from and payable to brokers, dealers and clearing organizations result from the Company's brokerage activities. Receivable from customers and non-customers represents credit extended to customers to finance their purchases of securities on margin. At June 30, 2000 and September 30, 1999, credit extended to customers and non-customers with respect to margin accounts was $4,752.5 million and $2,452.1 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 3. INVESTMENTS

   Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50%, which are accounted for under the equity method.

   The carrying amounts of investments are shown below (in thousands):

                                                          June 30, September 30,
                                                            2000       1999
                                                          -------- -------------
   Trading securities.................................... $  5,090   $ 38,269
   Available-for-sale investment securities..............  825,384    685,555
   Equity method investments:
     Venture capital funds...............................   66,697     36,270
     Other equity method investments.....................   54,370     57,402
   Other investments.....................................   15,105     12,833
                                                          --------   --------
       Total investments................................. $966,646   $830,329
                                                          ========   ========

 E*OFFERING

   Included in other equity method investments is a 23.6% investment in E*OFFERING Corp. ("E*OFFERING"), a full service, Internet-based investment bank. On May 15, 2000, Wit Capital Group, Inc., renamed Wit SoundView Group, Inc. ("Wit"), entered into a definitive agreement to acquire E*OFFERING. Under the terms of the agreement, E*TRADE shareholders will receive approximately 10,532,000 shares of Wit. Concurrently with this agreement, E*TRADE and Wit entered into a strategic alliance pursuant to which Wit will be the exclusive source of IPOs, follow-on offerings, and other investment banking products to E*TRADE for a three year term, and E*TRADE will acquire Wit's retail brokerage business. As part of the consideration for the exclusivity rights, Wit has agreed to issue to E*TRADE approximately 4,026,000 shares of common stock which are subject to a three-year prohibition on transfer. In addition, Wit has agreed to issue to E*TRADE a warrant to purchase up to 2,000,000 shares of Wit common stock for $10.25 per share, contingent upon maintaining the exclusivity rights for years four and five of the strategic alliance. In connection with the strategic alliance, E*TRADE also agreed to purchase 2,000,000 shares of Wit common stock for $10.25 per share. The transactions contemplated by the strategic alliance are contingent upon each other and on the closing of the merger of E*OFFERING into Wit, which is subject to approval by Wit's shareholders. The agreement is expected to close at the end of the current calendar year.

 Publicly-Traded Equity Securities

   Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. During the nine months ended June 30, 2000, the Company sold shares of its publicly-traded investments generating proceeds of $66.0 million, resulting in a pre-tax gain of $65.4 million. Unrealized gains related to these investments were $314.1 million and $282.3 million at June 30, 2000 and September 30, 1999, respectively. There were no unrealized losses related to these investments at June 30, 2000 and September 30, 1999.

 Venture Capital Funds

   The Company made a $50.3 million capital commitment to the E*TRADE eCommerce Fund II, L.P. ("Fund II") as of June 16, 2000. It is anticipated that Fund II will have total committed capital of between $200-$250 million, with all capital in excess of the E*TRADE contributions being raised from third parties. Fund II invests in early to mid-stage companies offering e-commerce related services, products or infrastructure. Through Fund II, the Company is able to leverage its own investment capital, expand the scope of its strategic investments (beyond financial services) and keep it in a position to capitalize on leading-edge technologies. Fund II is managed by its General Partner, E*TRADE Ventures II, LLC ("General Partner II"). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas Bevilacqua, the Company's Chief Strategic Investment Officer, are the managing members of General Partner II. The Company is a non-managing member of General Partner II. General Partner II receives an annual management fee of approximately 1.75% of the total committed capital. The management fee is used to offset the costs and expenses of the Company's corporate development/strategic group. In addition, to the extent that Fund II generates profits, 25% are allocated to General Partner II as a carried interest. As a member of General Partner II, the Company is entitled to receive 32% of such amount provided that up to one-fifth of the Company's interest can be allocated by the managing members to Company personnel.

   The Company made a $25 million contribution to the E*TRADE eCommerce Fund, L.P. (the "Fund") on October 1, 1999. The Fund has committed capital of approximately $100 million, $75 million of which was raised from third party investors. The Fund invests in early to mid-stage Internet companies focused on e-commerce, infrastructure tools, communication and services. The Company received a general and limited partnership interest of approximately 28% in the Fund. Through the Fund, the Company is able to leverage its own investment capital, expand the scope of its strategic investments (beyond financial services) and keep it in a position to capitalize on leading-edge technologies. The Fund is managed by its General Partner, E*TRADE Ventures I, LLC (the "General Partner"). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas Bevilacqua, the Company's Chief Strategic Investment Officer, are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner receives an annual management fee of approximately 1.75% of the total committed capital. The management fee is paid in its entirety to the Company and is used to offset the costs and expenses of its corporate development/strategic group. In addition, to the extent that the Fund generates profits, 20% are allocated to the General Partner as a carried interest. As a member of the General Partner, the Company is entitled to receive 50% of such amount provided that up to one-fifth of the Company's interest can be allocated by the managing members to Company personnel. The Company also has limited partnership interests in two other unrelated venture capital funds.

NOTE 4. RELATED PARTY TRANSACTIONS

   During the second and third quarters of fiscal year 2000, the Company made relocation loans to three executive officers in the aggregate principal amount of $9.8 million. The relocation loans accrue interest at the rates of between 6.2% and 6.8% per annum, and are collateralized by residential properties. The principal amounts of $1.6 million, $4.0 million, and $4.2 million are due in March 2002, March 2005, and May 2005, respectively. Interest on the $4.0 million and $4.2 million loans begins to accrue in March 2003 and May 2003, respectively, and interest on the $1.6 million loan begins to accrue immediately. Accrued interest on the loans is due upon loan maturity. Related party loans receivable are recorded in other assets.

NOTE 5. SUBORDINATED NOTES AND OTHER BORROWINGS

   On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes. The notes are convertible, at the option of the holder, into a total of 27,542,373 shares of the Company's common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company used $145.0 million of the net proceeds to repay the outstanding balance on a line of credit in February 2000. Debt issuance costs of $19.1 million are included in other assets and are being amortized to corporate interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year and the proceeds used to reduce the borrowings under the line of credit, income per share would have been reduced to loss per share of $0.01 for the three months ended June 30, 2000 and loss per share would have been increased to $0.17 per share for the nine months ended June 30, 2000, compared to income per share of $0.02 and loss per share of $0.08 recorded in the three and nine months ended June 30, 2000, respectively, due to the additional interest expense and amortization of issuance costs associated with the notes.

   In December 1999, the Company obtained a $150 million line of credit agreement with a syndicate of banks. The line of credit, which had an expiration date of March 31, 2000, was dissolved by the Company in February 2000 following the Company's issuance of convertible subordinated notes and repayment of the $145.0 million outstanding balance.

   In November 1999, the Company obtained a $50 million line of credit under an agreement with a bank that expires in November 2000. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR. The agreement requires the Company to meet certain financial covenants. As of June 30, 2000, the Company was in compliance with all such covenants and had $30.8 million outstanding under this line of credit.

NOTE 6. SHAREOWNERS' NOTES RECEIVABLE

   During the third quarter of fiscal year 2000, the Company made full recourse loans to several of its executive officers in the aggregate principal and interest amount of $18.7 million. The proceeds of these loans were used to fund the purchase of shares of E*TRADE common stock through the exercise and hold of stock options. The loans accrue interest at the rate of 7.75% per annum. The principal amount and accrued interest on the shareowners' notes receivable are due through July 2001.

NOTE 7. COMPREHENSIVE INCOME

   On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in net assets during the period from non-owner sources. The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

                                      Three Months Ended   Nine Months Ended
                                           June 30,            June 30,
                                      -------------------  ------------------
                                        2000       1999      2000      1999
                                      ---------  --------  --------  --------
   Net income (loss)................. $   5,690  $(23,746) $(22,290) $(26,110)
   Changes in other comprehensive
    income (loss):
     Unrealized gain (loss) on
      available-for-sale securities,
      net of tax.....................  (109,696)   25,234     1,616   239,246
     Cumulative translation
      adjustments....................     3,004      (880)    1,459      (265)
                                      ---------  --------  --------  --------
       Total comprehensive income
        (loss)....................... $(101,002) $    608  $(19,215) $212,871
                                      =========  ========  ========  ========

NOTE 8. INCOME (LOSS) PER SHARE

   The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

                                                            Nine Months Ended
                           Three Months ended June 30,           June 30,
                         -------------------------------- ----------------------
                                2000             1999         2000       1999
                         ------------------- ------------ ------------ ---------
                                                                       Basic and
                           Basic    Diluted   Basic and    Basic and    diluted
                          income    income   diluted loss diluted loss loss per
                         per share per share  per share    per share     share
                         --------- --------- ------------ ------------ ---------
Numerator:
  Income (loss) before
   cumulative effect of
   accounting change and
   extraordinary loss... $  5,690  $  5,690    $(21,761)    $(22,290)  $ (23,656)
  Premium on redemption
   of trust preferred
   securities (a).......      --        --         (381)         --          --
                         --------  --------    --------     --------   ---------
  Adjusted income (loss)
   before cumulative
   effect of accounting
   change and
   extraordinary loss...    5,690     5,690     (22,142)     (22,290)    (23,656)
  Cumulative effect of
   accounting change,
   net of tax...........      --        --          --           --         (469)
  Extraordinary loss on
   early extinguishment
   of subordinated debt,
   net of tax...........      --        --       (1,985)         --       (1,985)
                         --------  --------    --------     --------   ---------
  Adjusted net income
   (loss)...............    5,690     5,690     (24,127)     (22,290)   (26, 110)
  Less: preferred stock
   dividends............      --        --           60          --          180
                         --------  --------    --------     --------   ---------
  Adjusted income (loss)
   applicable to common
   stock................ $  5,690  $  5,690    $(24,187)    $(22,290)  $(26, 290)
                         ========  ========    ========     ========   =========
Denominator:
  Weighted average
   shares outstanding...  294,015   294,015     271,276      275,337     265,434
  Dilutive effect of
   options issued to
   associates...........      --     14,502         --           --          --
  Dilutive effect of
   warrants
   outstanding..........      --        829         --           --          --
                         --------  --------    --------     --------   ---------
                          294,015   309,346     271,276      275,337     265,434
                         ========  ========    ========     ========   =========

--------
(a) This charge represents costs incurred to purchase certain of the Company's trust preferred securities on the open market. The costs were charged against additional paid-in capital but increase the net loss for earnings per share purposes (see Note 15 to the Company's Annual Report on Form 10-K/A).

   Because the Company reported a net loss in the nine months ended June 30, 2000 and in the three and nine months ended June 30, 1999, the calculation of diluted loss per share for these periods does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income in the nine months ended June 30, 2000 and in the three and nine months ended June 30, 1999, there would have been approximately 17,263,000, 21,029,000 and 19,003,000 additional shares for options outstanding, respectively, and approximately 875,000, 1,129,000, and 1,278,000 additional shares for warrants outstanding, respectively, in the calculation of diluted loss per share. Excluded from the calculation of diluted income (loss) per share for all periods presented are approximately 27,542,000 shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted income (loss) per share.

   The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average market price of the Company's common stock for the periods stated; therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

                                                  Three Months   Nine Months
                                                   Ended June    Ended June
                                                       30,           30,
                                                  ------------- -------------
                                                   2000   1999   2000   1999
                                                  ------ ------ ------ ------
   Options excluded from computation of diluted
    income (loss) per share...................... 13,303    145  8,451    182
   Exercise price ranges:
    High......................................... $58.75 $58.75 $58.75 $58.75
    Low.......................................... $19.72 $48.25 $24.63 $25.56

NOTE 9. REGULATORY REQUIREMENTS

   E*TRADE Securities is subject to the Uniform Net Capital Rule (the "Rule") under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers Regulation, Inc. ("NASDR"), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

                                                         June 30,  September 30,
                                                           2000        1999
                                                         --------  -------------
   Net capital.......................................... $451,153    $162,729
   Percentage of aggregate debit balances...............      9.1%        6.2%
   Required net capital................................. $ 99,155    $ 52,206
   Excess net capital................................... $351,998    $110,523

   Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

   TIR's brokerage subsidiary companies and the Company's international affiliates are also subject to net capital requirements. These companies are located in the United States, Australia, Hong Kong, the Philippines and Europe. The companies outside the United States have various and differing capital requirements, all of which were met at June 30, 2000 and September 30, 1999.

   ETFC's registered broker-dealer subsidiary, ETCM, is also subject to the Rule and is required to maintain net capital equal to the greater of $100,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

   The table below summarizes the minimum and excess net capital requirements for the Company's United States based broker subsidiaries (in thousands):

                                   June 30, 2000          September 30, 1999
                              ------------------------ ------------------------
                              Required         Excess  Required         Excess
                                Net      Net     Net     Net      Net     Net
                              Capital  Capital Capital Capital  Capital Capital
                              -------- ------- ------- -------- ------- -------
TIR Securities, Inc.........    $250   $ 1,714 $ 1,464   $ 82   $ 2,289 $ 2,207
TIR Investor Select, Inc....    $  5   $   423 $   418   $  5   $   254 $   249
Marquette Securities, Inc...    $250   $   502 $   252   $250   $   445 $   195
E*TRADE Capital Markets,
 Inc........................    $252   $20,086 $19,834   $190   $17,310 $17,120

   The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. E*TRADE Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of capital, risk weightings of assets and off-balance-sheet transactions, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 2000 and September 30, 1999, E*TRADE Bank qualified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, E*TRADE Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since June 30, 2000 that management believes have changed the institution's category.

   E*TRADE Bank's required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

                                                                Required To Be
                                                                     Well
                                                                  Capitalized
                                                Required For     Under Prompt
                                                   Capital        Corrective
                                                  Adequacy          Action
                                   Actual         Purposes        Provisions
                               --------------  ---------------  ---------------
                                Amount  Ratio   Amount   Ratio   Amount   Ratio
                               -------- -----  --------- -----  --------- -----
As of June 30, 2000:
  Core capital (to adjusted
   tangible assets)........... $475,258  6.42% >$296,024 >4.0%  >$370,030 > 5.0%
  Tangible capital (to
   tangible assets)........... $475,258  6.42% >$111,248 >1.5%        N/A   N/A
  Tier I capital (to risk
   weighted assets)........... $475,258 16.17%       N/A  N/A   >$178,747 > 6.0%
  Total capital (to risk
   weighted assets)........... $484,598 16.48% >$238,329 >8.0%  >$297,911 >10.0%

As of September 30, 1999:
  Core capital (to adjusted
   tangible assets)........... $440,469 11.20% >$157,320 >4.0%  >$196,651 > 5.0%
  Tangible capital (to
   tangible assets)........... $440,469 11.20% >$ 58,995 >1.5%        N/A   N/A
  Tier I capital (to risk
   weighted assets)........... $440,469 25.97%       N/A  N/A   >$101,768 > 6.0%
  Total capital (to risk
   weighted assets)........... $447,170 26.36% >$135,691 >8.0%  >$169,614 >10.0%

NOTE 10. COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

   As of June 30, 2000, the Bank had commitments to purchase $26.9 million in fixed rate and $632.9 million in variable rate loans and certificates of deposit scheduled to mature in less than one year approximating
$2,112.5 million. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the balance sheets.

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

  . Damages arising from system interruptions; and

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

   From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to the NASDR or the SEC by dissatisfied customers are investigated by the NASDR or the SEC, and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided adversely against the Company could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

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

NOTE 11. ACQUISITIONS

   On June 14, 2000, the Company entered into a definitive agreement to acquire VERSUS Technologies, Inc. ("VERSUS"), a Canadian-based provider of electronic securities trading services for institutional and retail investors and owner of the E*TRADE Canada license, in which the Company has an existing $1.5 million investment at June 30, 2000. Through the acquisition of VERSUS, the Company will increase its retail and institutional client base and be able to incorporate the technology underlying the VERSUS Network, a scalable proprietary electronic trading platform, into its global cross border trading platform, enabling institutions and investment dealers worldwide to route orders globally through its trading networks. In connection with this transaction, the Company agreed to acquire all of the outstanding shares of VERSUS stock in exchange for E*TRADE common stock valued at approximately $174.0 million, with VERSUS to become a wholly-owned subsidiary of the Company. The acquisition of VERSUS is subject to the satisfaction of certain conditions and is expected to close by the end of fiscal year 2000. The acquisition is expected to be accounted for as a pooling of interests.

   On January 12, 2000, the Company completed the acquisition of ETFC. ETFC is the holding company for E*TRADE Bank, an Internet-based bank. Under the terms of the agreement, ETFC shareowners received 1.05 shares of E*TRADE common stock for each share of ETFC common stock representing a total of approximately 35,600,000 shares of the Company's common stock. The Company also assumed all outstanding ETFC options, which were converted to options to purchase approximately 5,494,000 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of ETFC. There were no significant intercompany transactions requiring elimination for any prior periods presented. The Company has incurred $0.2 million and $27.1 million of merger-related expenses in the three and nine months ended June 30, 2000, respectively, related to the acquisition of ETFC. The information below reflects the operations of E*TRADE and ETFC through the date of acquisition (in thousands):

                                                        Income (Loss)
                                                           Before
                                                         Cumulative
                                                          Effect of
                                                         Accounting
                                                         Change and     Net
                                                Net     Extraordinary  Income
                                              Revenues      Loss       (Loss)
                                             ---------- ------------- --------
Nine months ended June 30, 2000
  E*TRADE Group............................. $  981,990   $(22,713)   $(22,713)
  ETFC through December 31, 1999............     23,423        423         423
                                             ----------   --------    --------
  Combined.................................. $1,005,413   $(22,290)    (22,290)
                                             ==========   ========    ========

Nine months ended June 30, 1999
  E*TRADE Group............................. $  432,365   $(27,719)   $(27,719)
  ETFC......................................     35,249      4,063       1,609
                                             ----------   --------    --------
  Combined.................................. $  467,614   $(23,656)   $(26,110)
                                             ==========   ========    ========

   On May 5, 2000, the Company completed the acquisition of Card Capture Services, Inc. ("CCS"), the largest independent network of centrally-managed automated teller machines in the United States, for an aggregate purchase price of $94.0 million. The aggregate purchase price is comprised of: approximately 4,247,000 shares of common stock valued at $87.4 million issued in exchange for 100% of the outstanding shares of CCS, the assumption of employee stock options, and incentive payments to management; cash paid of $5.1 million; and acquisition costs of $1.5 million. The acquisition was accounted for using the purchase method of accounting, and the results of CCS's operations have been combined with those of the Company since the date of acquisition. The purchase price allocation at June 30, 2000 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. At June 30, 2000, the Company allocated $17.3 million to acquired assets and assumed liabilities of $13.6 million. The purchase price exceeded the fair value of the assets acquired by $90.3 million, which was primarily recorded as goodwill to be amortized over fifteen years, pending the completion of an independent valuation of CCS net assets. Merger-related expenses related to the acquisition of CCS were not significant through June 30, 2000. Additional costs associated with the CCS merger are expected to be incurred throughout fiscal 2000.

   During the quarter ended December 31, 1999, the Company acquired 100% ownership of three of its foreign affiliates, E*TRADE Nordic AB, a Swedish company, E*TRADE @ Net Bourse S.A., a French company, and the remaining portion of its E*TRADE UK joint venture, for an aggregate purchase price of $362.0 million. The purchase price was comprised of 11.7 million shares of the Company's common stock, cash of $26.7 million and the assumption of options of the affiliates. The purchase price exceeded the fair value of the assets acquired by $357.4 million, which was recorded as goodwill to be amortized over 20 years. Merger-related expenses related to foreign acquisitions were not significant.

   The pro forma information below assumes that the acquisitions of the Company's foreign affiliates and CCS occurred at the beginning of fiscal 1999 and includes the effect of amortization of goodwill from that date (in thousands, except per share amounts):

                                                           Nine Months ended
                                                               June 30,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
   Net revenues.......................................... $1,026,320  $512,205
   Net loss.............................................. $  (29,960) $(46,710)
   Basic and diluted loss per share...................... $    (0.10) $  (0.17)

   The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

NOTE 12. SEGMENT INFORMATION

   The Company provides securities brokerage and related investment and financial services. Following the acquisitions of TIR in fiscal 1999 and ETFC in fiscal 2000 (see Note 11), the Company classified the operations of E*TRADE's historical business, TIR and ETFC as separate reportable segments due to the relatively short operating history of the combined operations of E*TRADE's historical business with TIR and ETFC and due to ETFC's online banking services which represent a new line of business. With the acquisition of three foreign affiliates in the quarter ended December 31, 1999, their results have been combined with TIR to constitute the International segment. With the acquisition of CCS in the quarter ended June 30, 2000, the operations of CCS have been combined with ETFC to comprise the Banking segment. This is the manner in which management currently evaluates the Company's operating performance. Financial information for the Company's reportable segments is presented in the table below and the totals are equal to the Company's consolidated amounts as reported in the condensed consolidated financial statements.

                              E*TRADE
                               Group     International  Banking       Total
                             ----------  ------------- ----------  -----------
                                             (in thousands)
Three months ended June 30,
 2000:
  Interest income--net of
   interest expense......... $   59,192    $    765    $   32,395  $    92,352
  Non-interest revenue--net
   of provision for loan
   losses...................    195,753      36,043         6,193      237,989
                             ----------    --------    ----------  -----------
  Net revenues.............. $  254,945    $ 36,808    $   38,588  $   330,341
                             ==========    ========    ==========  ===========
  Operating income (loss)... $    1,419    $ (4,567)   $    3,365  $       217
  Pre-tax income (loss)..... $   14,699    $ (4,518)   $    2,812  $    12,993
Three months ended June 30,
 1999:
  Interest income--net of
   interest expense......... $   30,001    $    273    $   15,203  $    45,477
  Non-interest revenue--net
   of provision for loan
   losses...................    117,181      24,997        (1,233)     140,945
                             ----------    --------    ----------  -----------
  Net revenues.............. $  147,182    $ 25,270    $   13,970  $   186,422
                             ==========    ========    ==========  ===========
  Operating income (loss)... $  (47,259)   $  1,563    $      647  $   (45,049)
  Pre-tax income (loss)..... $  (39,247)   $  1,037    $    4,758  $   (33,452)
Nine months ended June 30,
 2000:
  Interest income--net of
   interest expense......... $  166,976    $  1,296    $   83,031  $   251,303
  Non-interest revenue--net
   of provision for loan
   losses...................    634,799     111,599         7,712      754,110
                             ----------    --------    ----------  -----------
  Net revenues.............. $  801,775    $112,895    $   90,743  $ 1,005,413
                             ==========    ========    ==========  ===========
  Operating loss............ $  (78,945)   $   (384)   $   (2,907) $   (82,236)
  Pre-tax loss.............. $  (19,286)   $   (970)   $   (3,448) $   (23,704)
Nine months ended June 30,
 1999:
  Interest income--net of
   interest expense......... $   68,718    $    670    $   31,154  $   100,542
  Non-interest revenue--net
   of provision for loan
   losses...................    282,254      80,723         4,095      367,072
                             ----------    --------    ----------  -----------
  Net revenues.............. $  350,972    $ 81,393    $   35,249  $   467,614
                             ==========    ========    ==========  ===========
  Operating income (loss)... $ (104,653)   $  5,939    $    5,973  $   (92,741)
  Pre-tax income (loss)..... $  (53,309)   $  5,386    $   10,279  $   (37,644)
As of June 30, 2000:
  Segment assets............ $7,185,102    $274,902    $7,432,593  $14,892,597
As of September 30, 1999:
  Segment assets............ $3,771,370    $155,610    $3,981,244  $ 7,908,224

   No one single customer accounted for greater than 10% of total revenues in the three or nine months ended June 30, 2000 or 1999.

NOTE 13. Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied SAB 101 do not restate prior financial statements provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 Accounting Changes, by cumulative catch-up adjustment no later than the second quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its revenue recognition policy and its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of E*TRADE Group, Inc. should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. This discussion contains forward-looking statements, including statements regarding our Company's strategy, financial performance and revenue sources, which involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Risk Factors" and elsewhere in this Form 10-Q.

Results of Operations

 Revenue Detail (in millions, except percentage data)

   The following table sets forth the components of revenue and the percentage change for the three and nine months ended June 30, 2000 and 1999:

                             Three Months                 Nine Months
                                 Ended                       Ended
                               June 30,                    June 30,
                            ---------------            -----------------
                                            Percentage                   Percent
                             2000    1999     Change     2000     1999   Change
                            ------- ------- ---------- --------- ------- -------
Transaction revenues:
  Commission..............  $ 161.5 $  95.0     70%    $   524.0 $ 227.9   130%
  Order Flow..............     18.7    11.1     68%         63.1    29.0   118%
                            ------- -------            --------- -------
    Total transaction
     revenues.............    180.2   106.1     70%        587.1   256.9   129%
                            ======= =======            ========= =======
Interest income:
  Brokerage-related
   activities.............    121.6    54.1    125%        329.1   119.0   177%
  Banking-related
   activities.............    135.6    50.0    171%        328.0   126.7   159%
                            ------- -------            --------- -------
    Total interest
     income...............    257.2   104.1    147%        657.1   245.7   167%
                            ------- -------            --------- -------
Global and institutional..     33.9    26.9     26%        109.0    84.4    29%
Other.....................     24.9     8.6    189%         60.8    27.2   123%
                            ------- -------            --------- -------
    Gross revenues........    496.2   245.7    102%      1,414.0   614.2   130%
                            ======= =======            ========= =======
Interest expense:
  Brokerage-related
   activities.............     61.6    24.1    156%        160.8    49.6   224%
  Banking-related
   activities.............    103.2    34.6    198%        245.0    95.6   156%
                            ------- -------            --------- -------
    Total interest
     expense..............    164.8    58.7    181%        405.8   145.2   180%
Provision for loan
 losses...................      1.0     0.7     46%          2.8     1.4    93%
                            ------- -------            --------- -------
    Net revenues..........  $ 330.3 $ 186.4     77%    $ 1,005.4 $ 467.6   115%
                            ======= =======            ========= =======

(Percentages may not recalculate and balances may not add due to rounding.)

 Net Revenues

   Net revenues increased to $330.3 million in the third quarter of fiscal 2000, up 77% from $186.4 million in the equivalent period of fiscal 1999. Net revenues increased to $1,005.4 million for the nine months ended June 30, 2000, up 115% from $467.6 million in the equivalent period of fiscal 1999. The increase in net revenue is mainly due to the growth in our diversified and global revenue streams, improvements in our cross-selling ability across business lines, and sustained growth in customer trading volumes, net new active bank and brokerage customer accounts and customer assets.

 Transaction Revenues

   Transaction revenues increased to $180.2 million in the third quarter of fiscal 2000, up 70% from $106.1 million in the equivalent period in fiscal 1999. Transaction revenues increased to $587.1 million for the nine months ended June 30, 2000, up 129% from $256.9 million for the equivalent period in fiscal 1999. Transaction revenues consist of commission revenues and payments for order flow. Growth in transaction revenues reflects the overall high level of trading volume in U.S. financial markets for the nine months ended June 30, 2000. Further, sustained growth in new customer accounts coupled with our Power E*TRADE program, which extends special initiatives to participating, highly active customers who remained active this quarter, despite declining volumes in the market, and the implementation of our Customer Relationship Management ("CRM") technology, which has enabled us to identify and attract higher quality accounts, contributed to the growth in transaction revenues during the third quarter in fiscal 2000 despite a historic decline in overall market trading volumes during that quarter.

   Commission revenues for the third quarter of fiscal 2000 increased to $161.5 million, up 70% from $95.0 million in the same period a year ago. Commission revenues for the nine months ended June 30, 2000 increased to $524.0 million, up 130% from $227.9 million in the same period a year ago. Domestic brokerage transactions for the third quarter of fiscal 2000 totaled
10.5 million, or an average of 166,528 transactions per day. This is an increase of 107% over the average daily domestic brokerage transaction volume of 80,635 for the same period in the prior year. Domestic brokerage transactions for the nine months ended June 30, 2000 totaled 33.2 million, or an average of 174,757 transactions per day. This is an increase of 171% over the average daily domestic brokerage transaction volume of 64,444 for the same period in the prior year. Commissions per trade decreased from $18.51 and $18.59 in the three and nine months ended June 30, 1999, respectively, to $17.33 and $17.70 for the three and nine months ended June 30, 2000, respectively. The decline in commissions per trade was a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the Power E*TRADE program, a component of which provides reduced commissions for active traders. Further, market conditions in the third quarter of fiscal 2000 coupled with our efforts to diversify revenue streams during this period have resulted in a reduction in transaction revenues as a percentage of gross revenues to 36% from 43% in the third quarter of fiscal 1999. Commission revenues as a percentage of gross revenues are expected to decrease as we continue to execute on cross-selling initiatives across business lines, leveraging our diversified business model.

   Payments for order flow increased to $18.7 million for the third quarter of fiscal 2000, up 68% from $11.1 million for the same period a year ago. Order flow revenue increased to $63.1 million for the nine months ended June 30, 2000, up 118% from $29.0 million for the same period in the prior year. As a percentage of transaction revenues, payments for order flow were 10% for the three months ended June 30, 2000 and 1999. As a percentage of transaction revenues, payments for order flow were 11% for the nine months ended June 30, 2000 and 1999. Payments for order flow did not increase at the same rate as transactions due to changes in the order flow mix, a decrease in the average shares per equity transaction and the continued impact of the SEC's order handling rules.

 Interest Income and Expense

   Interest income from brokerage-related activities is comprised of interest earned by our brokerage subsidiary on credit extended to customers to finance their purchases of securities on margin and fees on customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary's stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing liabilities which include customer deposits, advances from the Federal Home Loan Bank of Atlanta and other borrowings.

   Brokerage interest income increased to $121.6 million in the third quarter of fiscal 2000, up 125% from $54.1 million in the same period a year ago. Brokerage interest income increased to $329.1 million for the nine months ended June 30, 2000, up 177% from $119.0 million in the same period in fiscal 1999. These increases primarily reflect the overall increase in average customer margin balances, which increased 119% to $5,048.4 million in the third quarter of fiscal 2000, from $2,306.9 million in the same period a year ago, and average customer money market fund balances, which increased 133% to $7,224.1 million in the third quarter of fiscal 2000, from $3,098.3 million in the same period a year ago. Brokerage interest expense increased to $61.6 million in the third quarter of fiscal 2000, up 156% from $24.1 million in the comparable prior year period. Brokerage interest expense increased to $160.8 million for the nine months ended June 30, 2000, up 224% from $49.6 million in the comparable prior year period. This increase is due to an overall increase in average customer credit balances, which increased 113% to $1,426.0 million in the third quarter of fiscal 2000, from $670.7 million in the same period a year ago, and average stock loan balances, which increased 95% to $3,715.1 million in the third quarter of fiscal 2000, from $1,910.0 million in the same period a year ago.

   Banking interest income increased to $135.6 million in the third quarter of fiscal 2000, up 171% from $50.0 million for the same period a year ago. Banking interest income increased to $328.0 million for the nine months ended June 30, 2000, up 159% from $126.7 million for the same period a year ago. These increases reflect an increase in the average interest-earning asset balances coupled with an increase in the average interest yield. Average interest-earning assets increased 140% to $6,907.2 million during the third quarter of fiscal 2000, from $2,875.0 million in the same period a year ago. The average yield increased to 7.86% in the third quarter of fiscal 2000 from 6.93% in the same period a year ago. Average interest-earning assets increased 135% to $5,702.9 million during the nine months ended June 30, 2000, from $2,429.3 million in the same period a year ago. The average yield increased to 7.67% in the nine months ended June 30, 2000 from 7.00% in the same period a year ago. Interest expense from banking activities increased to $103.2 million in the third quarter of fiscal 2000, up 198% from $34.6 million for the same period a year ago. Interest expense from banking activities increased to $245.0 million in the nine months ended June 30, 2000, up 156% from $95.6 million for the same period a year ago. These increases reflect an increase in the average interest-bearing liabilities coupled with an increase in the average cost of the borrowings. Average interest-bearing liabilities increased 165% to $6,552.8 million during the third quarter of fiscal 2000, from $2,470.6 million in the same period a year ago. The average cost increased to 6.33% in the third quarter of fiscal 2000 from 5.62% in the same period a year ago. Average interest-bearing liabilities increased 140% to $5,357.0 million during the nine months ended June 30, 2000, from $2,229.0 million in the same period a year ago. The average cost increased to 6.11% in the nine months ended June 30, 2000 from 5.73% in the same period a year ago.

   The following tables present average balance data and income and expense data for our banking subsidiary's operations and the related interest yields and rates for the three and nine months ended June 30, 2000 and 1999. The tables also present information for the periods indicated with respect to net interest margin, an indicator of an institution's profitability, which is calculated by dividing net interest income by interest-earning banking assets. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning assets and weighted average rate paid on interest-bearing liabilities. Interest includes the incremental tax benefit of tax exempt income.

                            Three Months Ended June 30,     Three Months Ended June 30,
                                       2000                            1999
                          ------------------------------- -------------------------------
                                      Interest  Average               Interest  Average
                            Average   Income/  Annualized   Average   Income/  Annualized
                            Balance   Expense  Yield/Cost   Balance   Expense  Yield/Cost
                          ----------- -------- ---------- ----------- -------- ----------
                                              (Dollars in thousands)
                                                    (unaudited)
Interest-earning banking
 assets:
  Loans receivable,
   net..................  $ 3,374,777 $ 68,620     8.13%  $ 1,306,819 $ 24,755     7.58%
  Interest-bearing
   deposits.............       45,721      737     6.48        31,339      370     4.73
  Mortgage-backed and
   related available-
   for-sale securities..    3,187,770   60,992     7.65     1,277,246   20,578     6.44
  Available-for-sale
   investment
   securities...........      223,459    3,873     7.13       213,934    3,285     6.35
  Investment in FHLB
   stock................       69,414    1,341     7.77        24,403      456     7.50
  Trading securities....        6,077       78     5.11        21,257      388     7.31
                          ----------- --------   ------   ----------- --------   ------
    Total interest-
     earning banking
     assets.............    6,907,218 $135,641     7.86%    2,874,998 $ 49,832     6.93%
Non-interest-earning
 banking assets.........      288,330                         109,208
                          -----------                     -----------
    Total banking
     assets.............  $ 7,195,548                     $ 2,984,206
                          ===========                     ===========
Interest-bearing banking
 liabilities:
  Retail deposits.......  $ 3,491,184 $ 53,547     6.12%  $ 1,416,953 $ 19,909     5.64%
  Brokered callable
   certificates of
   deposit..............       91,730    1,478     6.46        67,093    1,110     6.63
  FHLB advances.........    1,354,077   21,694     6.34       467,434    6,351     5.38
  Other borrowings......    1,615,762   26,472     6.48       499,026    6,668     5.29
  Subordinated debt,
   net..................          --       --       --         20,062      591    11.77
                          ----------- --------            ----------- --------
    Total interest-
     bearing banking
     liabilities........    6,552,753 $103,191     6.33%    2,470,568 $ 34,629     5.62%
Non-interest bearing
 banking liabilities....      161,966                          61,426
                          -----------                     -----------
    Total banking
     liabilities........    6,714,719                       2,531,994
    Total banking
     shareowner's
     equity.............      480,829                         452,212
                          -----------                     -----------
Total banking
 liabilities and
 shareowner's equity....  $ 7,195,548                     $ 2,984,206
                          ===========                     ===========
Excess of interest-
 earning banking assets
 over interest-bearing
 banking liabilities/net
 interest income........  $   354,465 $ 32,450            $   404,430 $ 15,203
                          =========== ========            =========== ========
Net interest spread.....                           1.53%                           1.31%
                                                 ======                          ======
Net interest margin (net
 yield on interest-
 earning banking
 assets)................                           1.88%                           2.12%
                                                 ======                          ======
Ratio of interest-
 earning banking assets
 to
 interest-bearing
 banking liabilities....                         105.41%                         116.37%
                                                 ======                          ======
Return on average total
 banking assets.........                           0.07%*                          0.17%
                                                 ======                          ======
Return on average net
 banking assets.........                           0.07%*                          0.25%
                                                 ======                          ======
Equity to total banking
 assets.................                           6.68%*                         15.15%
                                                 ======                          ======

--------
* Ratios calculated by excluding ESOP and merger related costs of $0.2 million and $0.5 million, respectively in the three months ended June 30, 2000 and 1999, respectively.

                                                                              Nine Months Ended June 30,
                                            Nine Months Ended June 30, 2000              1999
                                            ------------------------------- ------------------------------
                                                       Interest   Average              Interest  Average
                                             Average    Income/  Annualized  Average   Income/  Annualized
                                             Balance    Expense  Yield/Cost  Balance   Expense  Yield/Cost
                                            ---------- --------- ---------- ---------- -------- ----------
                                                                (Dollars in thousands)
                                                                     (unaudited)
Interest-earning banking assets:
  Loans receivable, net...................  $2,828,210 $ 168,439     7.94%  $1,054,103 $ 60,636     7.67%
  Interest-bearing deposits...............      65,540     2,768     5.64       26,673      891     4.46
  Mortgage-backed and related
   available- for-sale securities.........   2,535,820   142,366     7.49    1,083,575   53,108     6.54
  Available-for-sale investment
   securities.............................     201,858    10,391     6.94      219,044   10,163     6.31
  Investment in FHLB stock................      53,502     3,109     7.76       21,913    1,229     7.49
  Trading securities......................      17,956       926     6.88       23,945    1,299     7.24
                                            ---------- ---------   ------   ---------- --------   ------
    Total interest-earning banking
     assets...............................   5,702,886 $ 327,999     7.67%   2,429,253 $127,326     7.00%
Non-interest-earning banking assets.......     231,192                          97,265
                                            ----------                      ----------
    Total banking assets..................  $5,934,078                      $2,526,518
                                            ==========                      ==========
Interest-bearing banking liabilities:
  Retail deposits.........................  $2,900,118 $ 130,101     5.98   $1,234,211 $ 52,869     5.98%
  Brokered callable certificates of
   deposit................................      87,551     4,266     6.49       67,070    3,330     6.61
  FHLB advances...........................   1,048,832    48,913     6.13      406,848   16,542     5.34
  Other borrowings........................   1,286,937    61,633     6.29      498,098   20,448     5.39
  Subordinated debt, net..................      33,536       --       --        22,732    2,358    13.83
                                            ---------- ---------            ---------- --------
    Total interest-bearing banking
     liabilities..........................   5,356,974 $ 244,913    6.11%    2,228,959 $ 95,547    5.73%
Non-interest bearing banking
 liabilities:.............................      81,843                          67,727
                                            ----------                      ----------
  Total banking liabilities...............   5,438,817                       2,296,686
  Total banking shareowner's equity.......     495,261                         229,832
                                            ----------                      ----------
Total banking liabilities and shareowner's
 equity...................................  $5,934,078                      $2,526,518
                                            ==========                      ==========
Excess of interest-earning banking assets
 over interest-bearing banking
 liabilities/net interest income..........  $  345,912 $  83,086            $  200,294 $ 31,779
                                            ========== =========            ========== ========
Net interest spread.......................                           1.56%                          1.27%
                                                                   ======                         ======
Net interest margin (net yield on
 interest-earning banking assets).........                           1.94%                          1.74%
                                                                   ======                         ======
Ratio of interest-earning banking assets
 to interest-bearing banking liabilities..                         106.46%                        108.99%
                                                                   ======                         ======
Return on average total banking assets....                           0.16%*                         0.14%
                                                                   ======                         ======
Return on average net banking assets......                           0.17%*                         0.15%
                                                                   ======                         ======
Equity to total banking assets............                           8.35%*                         9.10%
                                                                   ======                         ======

--------
* Ratios calculated by excluding ESOP and merger related costs of $17.1 million and $1.1 million, respectively, in the nine months ended June 30, 2000 and 1999, respectively.

 Global and Institutional

   Global and institutional revenues increased to $33.9 million in the third quarter of fiscal 2000, up 26% from $26.9 million in the same period a year ago. For the nine months ended June 30, 2000, global and institutional revenues increased to $109.0 million from $84.4 million, up 29% from the same period in fiscal 1999. Global and institutional revenues are comprised of revenues from TIR's operations, as well as licensing fees, royalties and brokerage-related transaction revenue from our international affiliates. TIR's net revenues increased to $33.3 million in the third quarter of fiscal 2000, up 32% from $25.3 million for the same period a year ago. These increases are primarily attributable to strong market conditions in Asia and Europe during the nine months ended June 30, 2000, partially offset by historic market volatility during the three months ended June 30, 2000, which resulted in an 18% decline in global and institutional revenues from $41.4 million in the second quarter of fiscal 2000. TIR's revenues are largely comprised of commissions from institutional trade executions; for the third quarter of fiscal 2000, approximately 69.5% of TIR's transactions were from outside the U.S., and approximately 72.4% were from cross-border transactions.

 Other Revenues

   Other revenues increased to $24.9 million in the third quarter of fiscal 2000, up 189% from $8.6 million for the comparable period in fiscal 1999. Other revenues increased to $60.8 million for the nine months ended June 30, 2000, up 123% from $27.2 million for the comparable period in fiscal 1999. Other revenues increased primarily due to growth in E*TRADE Business Solutions revenue, mutual funds revenue, revenues from fees charged for advertising on our Web site, investment banking revenue, and brokerage and banking-related fees for services. Further, with the acquisition of CCS on May 5, 2000, accounted for under the purchase method, other revenues in the three and nine month periods ended June 30, 2000 include both net ATM transaction fees and the gross proceeds from the sale of ATM machines.

 Provision for Loan Losses

   The Company recorded a provision for loan losses of $1.0 million in the third quarter of fiscal 2000, up 46% from $0.7 million for the comparable period in fiscal 1999. For the nine months ended June 30, 2000, the provision for loan losses increased to $2.8 million from $1.4 million, up 93% from the same period in fiscal 1999. The provision for loan losses recorded reflects increases in our allowance for loan losses based upon management's review and assessment of the risk in our loan portfolio, as well as the level of charge-offs as a portion of our allowance for loan losses. The increase in the provision for loan losses in the third quarter of fiscal 2000 primarily reflects the growth in the Company's loan portfolio. As of June 30, 2000, the total loan loss allowance was $9.7 million, or 0.27% of total loans outstanding. The total loan loss allowance as of September 30, 1999 was $7.1 million, or 0.33% of total loans outstanding. As of June 30, 2000, the general loan loss allowance was $9.3 million, or 93% of total non-performing assets of $10.0 million. As of September 30, 1999, the general loan loss allowance was $6.7 million, or 79% of total non-performing assets of $8.5 million.

 Cost of Services

   Total cost of services increased to $124.5 million for the third quarter of fiscal 2000, up 51% from $82.2 million in the comparable period in fiscal 1999. Total cost of services increased to $366.5 million for the nine months ended June 30, 2000, up 84% from $199.0 million in the comparable period in fiscal 1999. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, Web site content costs, system maintenance, communication expenses and depreciation. These increases reflect the overall increase in customer transactions processed by our brokerage and banking subsidiaries, a related increase in customer service inquiries, and operations and maintenance costs associated with our technology centers in Rancho Cordova, California and Alpharetta, Georgia. Cost of services as a percentage of net revenues was 38% in the third quarter of fiscal 2000 and 44% in the comparable period in fiscal 1999. Cost of services as a percentage of net revenues was 36% for the nine months ended June 30, 2000, compared to 43% in the comparable period in fiscal 1999. The improvement in cost of services as a percentage of net revenue is reflective of increased trading volumes and the diversification of revenue streams.

 Operating Expenses

   Selling and marketing expenses increased to $115.1 million in the third quarter of fiscal 2000, up 15% from $99.8 million in the comparable period in fiscal 1999. Selling and marketing expenses increased to $422.2 million for the nine months ended June 30, 2000, up 79% from $235.7 million in the comparable period in fiscal 1999. The increases reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Selling and marketing expenditures in the three and nine months ended June 30, 2000 reflect expenditures which resulted from our sponsorship of Super Bowl XXXIV. International marketing and banking expenditures are expected to increase as we expand our advertising efforts for these segments; however, overall marketing expenditure levels are not expected to continue to grow at the same rate in the fourth quarter of fiscal 2000 as in the first two quarters of the year.

   Technology development expenses increased to $32.5 million in the third quarter of fiscal 2000, up 57% from $20.7 million in the comparable period in fiscal 1999. Technology development expenses increased to $111.0 million for the nine months ended June 30, 2000, up 120% from $50.5 million in the comparable period in fiscal 1999. The increased level of expense was incurred to enhance our existing product offerings, including maintenance of our Web site and development of our CRM technology prior to achievement of technological feasibility, reflecting our continuing commitment to invest in new products and technologies. Technology development expenses in the third quarter of fiscal 2000 decreased by $9.6 million or 23% from the second quarter of fiscal 2000 primarily due to an increase in capitalizable development costs for certain internally developed software which reached technological feasibility at the end of the second quarter of fiscal 2000, as well as a reduction in the use of outside consultants as we refocused our efforts on fewer, but more beneficial projects. Capitalized costs will be amortized to technology development expense over the expected life of the developed applications.

   General and administrative expenses increased to $50.2 million in the third quarter of fiscal 2000, up 104% from $24.6 million in the comparable period in fiscal 1999. General and administrative expenses increased to $142.5 million for the nine months ended June 30, 2000, up 105% from $69.7 million in the comparable period in fiscal 1999. These increases were the result of personnel additions and the development of administrative functions resulting from our overall growth.

   Amortization of goodwill and other intangibles was $6.7 million in the third quarter of fiscal 2000, an increase of $6.2 million from $0.6 million in the comparable period in fiscal 1999. Amortization of goodwill and other intangibles increased to $13.9 million for the nine months ended June 30, 2000, an increase of $12.0 million from $1.9 million in the comparable period in fiscal 1999. These increases primarily consist of amortization of goodwill related to the acquisition of three of our foreign affiliates and CCS during fiscal 2000. Goodwill is amortized over 15 to 20 years.

   Merger-related expenses of $1.1 million were recognized in the third quarter of fiscal 2000, compared to $3.7 million of merger-related expenses recognized in the third quarter of fiscal 1999. Merger-related expenses of $31.5 million were recognized in the nine months ended June 30, 2000, compared to $3.7 million of merger-related expenses recognized in the comparable period of fiscal 1999. Merger-related expenses primarily relate to transaction costs associated with the E*TRADE Financial Corporation acquisition. Additional costs associated with mergers and acquisitions are expected to be incurred throughout fiscal 2000.

 Non-operating Income (Expense)

   Corporate interest expense-net was $6.0 million for the quarter ended June 30, 2000, compared with $4.2 million in corporate interest income-net in the comparable period in fiscal 1999. Corporate interest expense-net was $8.4 million for the nine month period ended June 30, 2000, compared with $14.8 million in corporate interest income-net in the comparable period in fiscal 1999. Corporate interest expense-net increased primarily as a result of a decrease in average corporate investment balances coupled with an increase in interest expense resulting from the issuance of $650 million in convertible subordinated notes during the three months ended March 31, 2000.

   In the third quarter of fiscal 2000, we continued to liquidate portions of our investment portfolio and recognized realized gains of $24.4 million, compared with $8.4 million in recognized realized gains in the third quarter of fiscal 1999. The gain on sale of investments for the nine month period ended June 30, 2000 was $66.6 million, compared with $41.8 million in recognized realized gains for the equivalent period in fiscal 1999.

   We recorded an unrealized loss of $3.5 million during the third quarter of fiscal 2000 on our participation in the E*TRADE eCommerce Fund L.P., representing market declines on public investments held by the fund. We recorded an unrealized gain of $7.4 million in the nine months ended June 30, 2000. This fund was formed in the first quarter of fiscal 2000.

   Equity in losses of investments included in other non-operating income (expense) was $1.4 million in the third quarter of fiscal 2000, which resulted from our minority ownership in investments which are accounted for under the equity method, compared to $0.9 million in the comparable period in fiscal 1999. Equity in losses of investments was $6.0 million for the nine month period ended June 30, 2000, compared to $1.9 million in the equivalent period in fiscal 1999. These investments include E*TRADE Japan and Archipelago. We expect that these companies will continue to invest in the development of their products and services and will incur operating losses throughout fiscal 2000, which will result in future charges to reflect our proportionate share of those losses. Included in equity in losses of investments is our proportionate share of the operating losses in E*OFFERING. The pending acquisition of E*OFFERING by Wit Capital Group, Inc., renamed Wit Soundview Group, Inc., announced May 15, 2000, is not expected to have a material effect on equity in losses of investments.

 Income Tax Expense (Benefit)

   Income tax expense (benefit) represents the expense for federal and state income taxes at an effective tax rate of 61% for the third quarter of fiscal 2000 and the benefit for federal and state income taxes at an effective tax rate of 37% for the comparable period in fiscal 1999. Income tax benefit represents the benefit for federal and state income taxes at an effective tax rate of 7% for the nine months ended June 30, 2000 and 42% for the comparable period in fiscal 1999. The rate for the three and nine months ended June 30, 2000 reflects the impact of non-deductible merger-related expenses and amortization of goodwill arising from acquisitions.

 Minority Interest in Subsidiaries

   Minority interest in the net loss of subsidiaries was $0.6 million in the third quarter of fiscal 2000 compared to $0.5 million in minority interest in the net income of subsidiaries in the third quarter of fiscal 1999. Minority interest in the net income of subsidiaries was $0.3 million and $1.7 million in the nine months ended June 30, 2000 and 1999, respectively. Minority interest in the net loss of subsidiaries results primarily from ETFC's interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three months ended June 30, 2000 is the net income (loss) attributed to minority interests in E*TRADE Nordic and E*TRADE Germany.

 Cumulative Effect of Change in Accounting Principle

   The cumulative effect of change in accounting principle was $0.5 million in the nine months ended June 30, 1999, resulting from the implementation by ETFC of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle.

 Extraordinary Loss on Early Extinguishment of Debt

   In June 1999, ETFC redeemed all of its outstanding debt. ETFC wrote off both the related premium and the remaining discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

Liquidity and Capital Resources

   We have financing facilities totaling $425.0 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities. There were no borrowings outstanding under these lines on June 30, 2000. We also have a short term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which $30.8 million was outstanding as of June 30, 2000. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

   On February 7, 2000, we completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 21,186,441 shares of our common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes, which are convertible into 6,355,932 shares of common stock. We used $145.0 million of the $631.3 million in net proceeds to pay the outstanding balance on a $150 million line of credit, which was subsequently dissolved, in February 2000. We expect to use the remaining net proceeds for general corporate purposes, including the future growth of the business. Debt issuance costs of $19.1 million are included in other assets and are being amortized to corporate interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year, and the proceeds used to repay the outstanding balance on the $150 million line of credit agreement, income per share would have decreased to loss per share of $0.01 for the three months ended June 30, 2000 and loss per share would have increased to $0.17 for the nine months ended June 30, 2000, respectively, compared to income per share of $0.02 and loss per share of $0.08 recorded in the three and nine months ended June 30, 2000, respectively, due to the additional net interest expense and issuance costs associated with the securities.

   We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities, along with the convertible subordinated debt offering described above, will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph will impact our future capital requirements and the adequacy of our available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our company, if at all.

   If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results.

   Cash used in operating activities, net of effects from acquisitions, was $374.8 million for the nine months ended June 30, 2000 compared to $34.7 million in the equivalent period in fiscal 1999. Cash used in operating activities, net of effects from acquisitions, primarily reflects the increase in brokerage-related assets in excess of liabilities of $570.2 million and an increase in other assets and intangibles of $170.8 million offset by a decrease in segregated cash balances of $67.3 million and an increase in accounts payable, accrued and other liabilities of

$255.0 million. Cash used in operating activities in the prior year period primarily reflects an increase in brokerage-related assets in excess of liabilities of $112.8 million offset by proceeds from the sales and maturities of loans, net of purchases, of $46.7 million, proceeds from the sales and maturities of trading assets, net of purchases, of $23.5 million, and an increase in interest credited to customer deposits of $45.0 million.

   Cash used in investing activities was $3,665.9 million for the nine months ended June 30, 2000 and $1,130.2 million in the equivalent period in fiscal 1999. For the nine months ended June 30, 2000, cash used in investing activities was the result of the excess of purchases of investments over the net sale/maturity of investments of $2,050.0 million, purchases of $134.3 million of property and equipment, a decrease in loans held for investment of $1,394.1 million, an increase in restricted deposits of $71.4 million, and $31.8 million paid for the acquisition of three foreign affiliates and CCS. This compares to cash used in investing activities in the equivalent period of fiscal 1999 where the Company had an excess of purchases of investments over the net sale/maturity of investments of $329.3 million, purchases of $82.9 million of property and equipment, and an increase in loans held for investment of $733.7 million.

   Cash provided by financing activities was $4,094.8 million for the nine months ended June 30, 2000, compared with $1,265.6 million in the equivalent period in fiscal 1999. Cash provided by financing activities for the nine months ended June 30, 2000 primarily resulted from $3,415.8 million in increased banking deposits, net advances from the Federal Home Loan Bank of Atlanta, and increases in securities sold under agreements to repurchase and the issuance of $631.3 million in convertible subordinated debt, net of issuance costs. Cash provided by financing activities in the comparable period of fiscal 1999 primarily resulted from $883.5 million in increased banking deposits, net advances from the Federal Home Loan Bank of Atlanta and increases in securities sold under agreements to repurchase and proceeds from issuance of common stock and associate stock transactions of $417.6 million.

 Recent Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied SAB 101 do not restate prior financial statements provided they report a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 Accounting Changes, by cumulative catch-up adjustment no later than the second quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact, if any, of SAB 101 on our revenue recognition policy and our consolidated financial statements.

                                 RISK FACTORS

   You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially as a result of certain factors, including those set forth below and elsewhere in this filing. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

   If our systems or any other systems in the transaction process slow down significantly or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. We have experienced such systems failures and degradation in the past, including failures on February 3, 4, and 5, 1999, March 19, 1999, July 19, 1999, August 10, 1999, September 27, 1999, January 25, 2000, March 2, 2000
and May 3, 2000. We could experience future system failures and degradations, including instances in foreign markets where we must implement new transaction processing infrastructures. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures. To date, during our systems failures, we were able to take orders by telephone; however, with respect to our brokerage transactions, only associates with securities brokers' licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure. We may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. We could experience a number of adverse consequences as a result of these systems failures, including the loss of existing customers and the inability to attract or retain new customers. There can be no assurance that our network structure will operate appropriately in any of the following events:

  . a subsystem, component or software failure;

  . a power or telecommunications failure;

  . human error;

  . an earthquake, fire or other natural disaster; or

  . an act of God or war.

   There can be no assurance that, in any such event, we will be able to prevent an extended systems failure. Any such systems failure that interrupts our operations could have a material adverse effect on our business, financial condition and operating results and we have adverse publicity in the past in the financial press and elsewhere relating to systems failures.

Our security could be breached, which could damage our reputation and deter customers from using our services

   We must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. The open nature of the Internet makes protecting against these threats more difficult. Computer break-ins could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. In addition, we must guard against damage by insiders with access to the system. Although we intend to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may or may be unable to prevent future attacks from disrupting operations. Our insurance coverage in certain circumstances may be insufficient to cover losses that may result from such events.

Our business could suffer if we cannot protect the confidentiality of customer information transmitted over public networks

   A significant barrier to online commerce is the need for secure transmission of confidential information over public networks. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information. There can be no assurance that advances in computer and cryptography capabilities or other developments will not result in a compromise of the RSA or other algorithms we use to protect customer transaction data. If any such compromise of our security were to occur, it could have a material adverse effect on our business, financial condition and operating results.

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

  . the timing of introductions or enhancements to online financial services and products by us or our competitors;

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

  . American Express;

  . America Online, Inc.;

  . Ameritrade, Inc.;

  . Bank of America;

  . Charles Schwab & Co., Inc.;

  . Citigroup, Inc.;

  . Datek Online Holdings Corporation;

  . DLJdirect;

  . Fidelity Brokerage Services, Inc.;

  . Fleet Boston Financial;

  . Intuit Inc.;

  . Merrill Lynch, Pierce, Fenner & Smith Incorporated;

  . Microsoft Money;

  . National Discount Brokers;

  . Net.B@nk, Inc.;

  . PaineWebber Incorporated;

  . Salomon Smith Barney, Inc.;

  . TD Waterhouse Securities, Inc.;

  . Wells Fargo & Company;

  . WingspanBank.com; and

  . X.com; and

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

   We expect operating expenses and staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and, specifically, persons with Series 7 or other broker-dealer licenses. Competition for such personnel is intense, and there can be no assurance that we will be able to find or keep additional suitable senior managers or technical persons or licensed representatives in the future. In particular, we depend heavily on our chief executive officer and other members of senior management, the loss of any of whom could seriously harm our business. We also expect to expend resources for future expansion of our accounting and internal information management systems and for a number of other new systems and procedures. In addition, we expect that future expansion will continue to challenge our ability to successfully hire and retain associates. If our revenues do not keep up with expenses, our information management systems do not expand to meet increasing demands, we fail to attract, assimilate and retain qualified personnel, or we fail to manage our expansion effectively, there could be a material adverse effect on our business, financial condition and operating results.

   The rapid growth in the use of our services has strained our ability to adequately expand technologically. As we acquire new equipment and applications quickly, we have less time to test and validate hardware and software, which could lead to performance problems. We also rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party's inability to expand sufficiently to meet our needs could have a material adverse effect on our business, financial condition and operating results. As transaction volume increases, we may have difficulty hiring and training qualified personnel at the necessary pace, and the shortage of licensed personnel could cause a backlog in the processing of brokerage orders that need review, which could not only lead to unsatisfied customers, but also to liability for brokerage orders that were not executed on a timely basis.

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

   Due to our status as a savings and loan holding company, our ability to engage in some media activities may be restricted. See "Risk Factors--Due to our recent merger with Telebanc (now E*TRADE Financial Corporation), we may be restricted in expanding our activities, and our inexperience with being regulated as a savings and loan holding company could negatively affect both us and E*TRADE Financial Corporation."

If we lose the services of key members of our management, in particular, our Chief Executive Officer and our Chief Financial Officer and President, we may not be able to effectively execute our business plan and our trading price may suffer

   Our future success depends to a significant degree on the skills, experience and efforts of our Chief Executive Officer, Chief Financial Officer, President and other key personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

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

  . execution of customers' orders;

  . use and safekeeping of customers' funds and securities;

  . capital structure;

  . record keeping;

  . advertising;

  . conduct of directors, officers and employees; and

  . supervision.

   Because we are a self-clearing broker-dealer, we have to comply with many complex laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending, and execution and settlement of transactions. Our ability to so comply with these rules depends largely on the establishment and maintenance of a qualified compliance system.

   Similarly, E*TRADE and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision ("OTS") and, in the case of E*TRADE Bank, the Federal Deposit Insurance Corporation. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

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

   Additionally our mode of operation and profitability may be directly affected by:

  . additional legislation;

  . changes in rules promulgated by the SEC, the National Association of Securities Dealers Regulation, Inc., ("NASDR"), the Board of Governors of the Federal Reserve System, the OTS, the various stock exchanges and other self-regulatory organizations; or

  . changes in the interpretation or enforcement of existing laws and rules.

   The SEC, the NASDR or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could have a material adverse effect on our business, financial condition and operating results.

   We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE and E*TRADE Bank. All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. We are currently the subject of formal NASDR and SEC investigations into our advertising practices. At the same time, we have voluntarily agreed to prefile all advertising ten (10) days prior to first use for the NASDR's review and comment. This prefiling requirement began June 12, 2000 and will expire on September 12, 2000. The NASDR can impose certain penalties for violations of its advertising regulations, including:

  . censures or fines;

  . suspension of all advertising;

  . the issuance of cease-and-desist orders; or

  . the suspension or expulsion of a broker-dealer or any of its officers or employees.

   We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. We have entered into a letter of intent with Ernst & Young LLP to jointly establish a new company that will provide financial advice for on-line investors.

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

   As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy, to take effect in July 2000, that will require E*TRADE Securities and E*TRADE Bank to notify consumers about the circumstances in which they may share consumers' personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and E*TRADE Bank already provide such opt-out rights in our privacy policies, the regulations will require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations.

   In addition, several recent reports have focused attention on the online brokerage industry. For example, the New York Attorney General carried out an investigation of the online brokerage industry and issued a report in November 1999, citing consumer complaints about delays and technical difficulties conducting online stock trading. SEC Commissioner Laura Unger also issued a report in November 1999 on issues raised by online brokerage, including suitability and marketing issues. Most recently, the United States General Accounting Office issued a report to certain Congressional Requestors citing a need for better investor protection information on brokers' Web sites. Increased attention focused upon these issues could adversely affect the growth of the online financial services industry, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

We may be fined or forced out of business if we do not maintain the net capital levels required by regulators

   The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASDR, and could ultimately lead to the firm's liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

   The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of June 30, 2000 (in thousands):

                                                     Required           Excess
                                                       Net      Net      Net
                                                     Capital  Capital  Capital
                                                     -------- -------- --------
   E*TRADE Securities, Inc.......................... $99,155  $451,153 $351,998
   TIR Securities, Inc.............................. $   250  $  1,714 $  1,464
   TIR Investor Select, Inc......................... $     5  $    423 $    418
   Marquette Securities, Inc........................ $   250  $    502 $    252
   E*TRADE Capital Markets, Inc..................... $   252  $ 20,086 $ 19,834

   Similarly, banks, such as E*TRADE Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on a bank's operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank's capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of the bank's capital, risk weightings of assets and off balance sheet transactions, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. To be categorized as well capitalized, a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

   The table below summarizes the capital adequacy requirements for E*TRADE Bank as of June 30, 2000 (dollars in thousands):

                                                               Required To Be
                                                                    Well
                                                                Capitalized
                                                                Under Prompt
                                                                 Corrective
                                                                   Action
                                                   Actual        Provisions
                                               --------------  --------------
                                                Amount  Ratio   Amount  Ratio
                                               -------- -----  -------- -----
   Core Capital (to adjusted tangible
    assets...................................  $475,258  6.42% $370,030 > 5.0%
   Tier 1 Capital (to risk weighted assets)..  $475,258 16.17% $178,747 > 6.0%
   Total Capital (to risk weighted assets)...  $484,598 16.48% $297,911 >10.0%

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

   A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. Significant downturns in the U.S. Securities markets occurred in October 1987 and October 1989. A significant downturn in the U.S. securities markets most recently began in March of 2000, as a result of which the volume of trading has decreased industry-wide and many broker-dealers, including E*TRADE, have suffered financial losses. When trading volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See "Risk Factors-- Our business will suffer if we cannot effectively compete."

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

Changes in interest rates may reduce E*TRADE Financial Corporation's profitability

   The results of operations for ETFC depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. If ETFC is unsuccessful in managing the effects of changes in interest rates, its financial condition and results of operations could suffer.

   Changes in market interest rates could reduce the value of ETFC's financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise.

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

  . effectively using new technologies;

  . adapting our services and products to meet emerging industry standards;

  . developing, introducing and marketing service and product enhancements;
    or

  . developing, introducing and marketing new services and products.

   We may also experience difficulties that could delay or prevent the development, introduction or marketing of these services and products. Our status as a regulated savings and loan holding company resulting from the acquisition of Telebanc Financial Corporation (now ETFC) could also lead to delays in or prevent the development, introduction and marketing of new services and products. Additionally, these new services and products may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

Our success depends upon the growth of the Internet as a commercial marketplace

   The market for financial services, particularly over the Internet, is rapidly evolving. Consequently, demand and market acceptance for newly introduced services and products are subject to a high level of uncertainty. For us, this uncertainty is compounded by the risks that consumers will not continue to adopt online commerce and that commerce on the Internet will not adequately develop or flourish to permit us to continue to grow.

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

As a result of our recent merger with Telebanc (now E*TRADE Financial Corporation), we face numerous new risks, including possible failure to successfully integrate and assimilate E*TRADE Financial Corporation's operations with our own

   On January 12, 2000, we acquired Telebanc Financial Corporation (now ETFC). ETFC is an online provider of Internet banking services. This represents a new line of business for us. No assurance can be given that we will be successful in this market. We may experience difficulty in assimilating ETFC products and services with our own and we may not be able to integrate successfully the employees of ETFC into our organization. These difficulties may be exacerbated by the geographical distance between our various locations and ETFC's Virginia location. If we fail to successfully integrate ETFC's operations with our own, our operating results and business could be adversely affected.

   E*TRADE Bank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves. This is a new industry for us and accordingly, we are dependent upon ETFC's management and employees to advise us in this area. Our status as a regulated savings and loan holding company resulting from the acquisition of ETFC could also lead to delays or prevent the development, introduction and marketing of new services and products.

Due to our recent merger with Telebanc (now E*TRADE Financial Corporation), we may be restricted in expanding our activities, and our inexperience with being regulated as a savings and loan holding company could negatively affect both us and E*TRADE Financial Corporation.

   Upon the completion of our acquisition of Telebanc (now ETFC) and its subsidiary, Telebank (subsequently renamed E*TRADE Bank), on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we are required to register with the OTS and file periodic reports, and are subject to examination by the OTS. Under financial modernization legislation recently enacted into law, our activities are restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special capital requirements.

   We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet issued regulations or otherwise interpreted the new statute. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies, and all transactions between us and E*TRADE Bank must be conducted on an arms' length basis.

   In addition to regulation of us and ETFC as savings and loan holding companies, federal savings banks such as E*TRADE Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that E*TRADE Bank obtain prior approval from the OTS of any future material changes to E*TRADE Bank's business plan. These regulations and conditions, and our inexperience with them, could affect our ability to realize synergies from the merger, and could negatively affect both us and E*TRADE Bank following the merger.

We face numerous risks associated with doing business in international markets

   One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally, and ETFC has had only limited experience providing banking services to customers outside the United States. There can be no assurance that our international licensees or subsidiaries will be able to market our branded services and products successfully in international markets. In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

  . unexpected changes in regulatory requirements, tariffs and other trade barriers;

  . difficulties in staffing and managing foreign operations;

  . the level of investor interest in cross-border trading;

  . authentication of on-line customers;

  . increased regulation of the use of customer data;

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

Any failure to successfully integrate the companies that we acquire into our existing operations or failure to maintain our relationships with strategic partners could harm our business

   We recently acquired Telebanc (now ETFC), TIR, Card Capture Services, Electronic Investing Corporation, and several of our European licensees. Additionally, we signed a definitive agreement to acquire our Canadian licensee. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions and mergers entail numerous risks, including:

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

   As a result of our sale of 6% convertible subordinated notes in February 2000, we have incurred $650 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) to approximately 38% as of June 30, 2000. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

Loss or reductions in revenue from order flow rebates could harm our business

   Order flow revenue as a percentage of revenue has decreased over the past three years. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

We may incur costs to avoid investment company status and may suffer adverse consequences if we are deemed to be an investment company

   We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940, which is commonly referred to as the "1940 Act".

   A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. After giving effect to the sale of 6% convertible subordinated notes, we will have substantial short-term investments until the net proceeds from the sale can be deployed. In addition, we and our subsidiaries have made minority equity investments in other companies that may constitute investment securities under the 1940 Act. In particular, many of our publicly-traded equity investments, which are owned directly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an "investment company" under the 1940 Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   For quantitative and qualitative disclosures about market risk, we have evaluated such risk for our brokerage, international, corporate and banking related operations separately. The following discussion about our market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this filing. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K/A for the year ended September 30, 1999.

Brokerage, International, and Corporate Operations

   Our brokerage, international and corporate operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we utilize derivative financial instruments; however, we do not hold derivative financial instruments for speculative or trading purposes

 Interest Rate Sensitivity

   During the quarter ended June 30, 2000, we had a variable rate bank line of credit. As of June 30, 2000, we had $30.8 million outstanding under this line. The line of credit and the monthly interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at June 30, 2000, the interest payments would increase by an immaterial amount.

 Foreign Currency Exchange Risk

   A portion of our operations consist of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar, and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds, and as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

   To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based revenues and operating expenses, we routinely hedge our material net non-U.S. dollar-based exposures by entering into foreign exchange forward and option contracts. Currently, hedges of transactions do not extend beyond twelve months. Given the short term nature of our foreign exchange forward and option contracts, our exposure to risk associated with currency market movement on the instruments is not material.

 Equity Price Risk

   We have investments in publicly-traded equity securities which, in conjunction with cash provided from operations and financing arrangements, are utilized to meet forecasted liquidity needs. The fair value of these securities at June 30, 2000 was $350.7 million. As a result of significant market volatility during the three months ended June 30, 2000, the fair value of our equity portfolio was subjected to significant fluctuations. As the Company accounts for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners' equity, and not reflected in the determination of operating results until the securities are sold. Depreciation in the market value of our portfolio impacts our financing strategies which could result in higher interest expense if alternative financing strategies are used. At June 30, 2000, unrealized gains on these securities were $314.1 million.

 Financial Instruments

   For our working capital and reserves, which are required to be segregated under Federal or other regulations, we invest in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

Banking Operations

   We manage our banking related interest rate risk through the use of financial derivatives such as interest rate cap, swap and floor agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. We have experienced no material changes in market risk pertaining to our banking operations during the quarter ended June 30, 2000.

                          PART II. OTHER INFORMATION

Item 1. Legal and Administrative Proceedings

   On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our commission rates and our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. On June 1, 1999, the Court entered an order denying plaintiffs' motion for class certification. On January 25, 2000, the court ordered plaintiffs to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. A motion to modify that order was denied on July 13, 2000. We are unable to predict the ultimate outcome of this proceeding.

   On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks damages based on causes of action for breach of contract and violation of New York consumer protection statutes. By a Decision and Order, entered March 28, 2000, the Court ordered plaintiff to proceed to arbitration on her breach of contract claim and granted our motion to dismiss plaintiff's consumer protection claims. Although plaintiff has not filed for arbitration to date, we are unable to predict the ultimate outcome of this proceeding.

   On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort and injunctive relief. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. By a Journal Entry and Opinion, dated March 16, 2000, the Court of Appeals reversed the Court of Common Pleas' decision and remanded this case to the Court of Common Pleas on the grounds that the Court of Common Pleas' resolution of our motion to compel arbitration could not be determined until it first determined whether this case should be certified as a class action. On June 16, 2000, we filed a "Motion to Dismiss for Lack of Subject Matter Jurisdiction" to which we anticipate plaintiff will be responding in the near future. We are unable to predict, however, the ultimate outcome of this proceeding.

   On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks damages and injunctive relief arising out of, among other things, February 3, 4, and 5, 1999, system interruptions. Plaintiff brings causes of action for breach of fiduciary duty, violations of the Consumer Legal Remedies Act, and violations of the California Unfair Business Practices Act. On July 29, 1999, the Court granted our petition to compel arbitration and stayed all further proceedings. At this time, we are unable to predict the ultimate outcome of this proceeding.

   On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks damages and injunctive relief arising out of, among other things, plaintiff's alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. On September 23, 1999 the Superior Court denied our motion to compel arbitration. We filed an appeal in October 1999, and all briefing on that appeal has now been completed. At this time, we are unable to predict the ultimate outcome of this proceeding.

   On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPOs were made available to our customers. On October 6, 1999, the Superior Court dismissed plaintiff's class action claims with prejudice but granted plaintiff leave to amend his claim for injunctive relief. Plaintiff filed an amended complaint on October 26, 1999, and we subsequently filed a petition to compel arbitration that was granted on December 29, 1999. On February 29, 2000, plaintiff filed a notice of appeal, and the Court of Appeal for the State of California, Second Appellate District, dismissed plaintiff's appeal on July 20, 2000. At this time, we are unable to predict the ultimate outcome of this proceeding.

   We believe the foregoing claims are without merit and intend to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on our results of operation.

   From time to time, we have been threatened with, or named as a defendant in, lawsuits, securities arbitrations before the NASDR, and administrative claims. Compliance and trading problems that are reported to the NASDR or the SEC by dissatisfied customers are investigated by the NASDR or the SEC and, if pursued by such customers, may rise to the level of arbitration or disciplinary action. One or more of such claims or disciplinary actions decided against us could have a material adverse effect on our business, financial condition and results of operations. We are also subject to periodic regulatory audits and inspections.

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

   In March 2000, we paid a fine of $20,000 to the NASDR for failing to promptly respond to NASDR requests for information related to customer complaints on twelve instances between April 1999 and June 1999.

   In April 2000, we paid a fine of $20,000 to the NASDR for failure to report our short interest positions to the NASDR for the months of June 1996 through September 1998.

   We maintain insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that we insure against are comprehensive general liability, commercial property, residential property, hardware/software damage, directors and officers, and errors and omissions liability. We believe that such insurance coverages are adequate for the purpose of our business but cannot guarantee that we will be able to, or elect to, purchase or maintain such coverages in the future.

Item 2. Changes in Securities and Use of Proceeds--Not applicable.

Item 3. Defaults Upon Senior Securities--Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders--None.

Item 5. Other Information--None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

        *4.1 Indenture, dated February 1, 2000, by and between the Company and The Bank of New York.

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

       *10.5 E*TRADE Ventures I, LLC, Limited Liability Company Operating
             Agreement.

       *10.6 E*TRADE eCommerce Fund, L.P., Amended and Restated Limited
             Partnership Agreement.

      **10.7 E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement.

       *10.8 E*TRADE Group, Inc. Note Secured by Deed of Trust dated March 17,
             2000, by and between the Company and Theodore J. Theophilos.

       *10.9 E*TRADE Group, Inc. Amendment to Note Secured by Deed of Trust, dated May 5, 1999, by and between the Company and Theodore J.
             Theophilos.

     **10.10 Employment agreement, dated May 24, 2000, by and between the Company and Jerry Gramaglia.

     **10.11 Form of Note Secured by Stock Pledge Agreement by and between the
             Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M.
             Dotson, Pamela Kramer, Michael Sievert and Leonard C. Purkis.

     **10.12 Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela
             Kramer, Michael Sievert and Leonard C. Purkis.

     **10.13 E*TRADE Group, Inc. Note Secured by Deed of Trust dated May, 2000, by and between the Company and Chuck W. Thomson.

      **27.1 Financial Data Schedule.

       *99.1 Press release, dated January 25, 2000, relating to the 6% convertible subordinated notes due 2007.

       *99.2 Press release, dated February 2, 2000, relating to the 6% convertible subordinated notes due 2007.

    --------
    *  Previously filed.
    ** Filed herewith.

   (b) Reports on Form 8-K

   On July 18, 2000, the Company filed a Current Report on Form 8-K to report the announcement of an agreement to acquire VERSUS Technologies, Inc., a Canadian based provider of electronic securities. In connection with this transaction, the Company agreed to acquire all of the outstanding ordinary shares of

VERSUS in exchange for an aggregate of $174 million worth of the Company's common stock, with VERSUS to become a wholly-owned subsidiary of the Company. The acquisition is subject to the satisfaction of certain conditions and is intended to be accounted for as a pooling of interests.

   On June 20, 2000, the company filed a Current Report on Form 8-K to report the strategic alliance between E*TRADE Group, Inc. and Wit Capital Group, Inc., now known as Wit Soundview Group, Inc., ("Wit"). In connection with the strategic alliance, E*TRADE Securities, Inc. agreed to acquire from Wit substantially all of the retail brokerage accounts maintained by Wit's subsidiary, Wit Capital Corporation. The transactions contemplated by the strategic alliance are contingent on the closing of the merger of E*OFFERING Corp. into Wit's subsidiary, Wit Soundview Corporation.

   On April 17, 2000, the Company filed a Current Report on Form 8-K to report the first period of consolidated results of E*TRADE and E*TRADE Financial Corporation ("ETFC"). The acquisition of ETFC was completed on January 12, 2000 and was accounted for as a pooling of interests.

   On January 27, 2000, the Company filed a Current Report on Form 8-K to report the final closing of its merger with E*TRADE Financial Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          E*TRADE Group, Inc.
                                          (Registrant)

                                          Dated: August 14, 2000

                                          /s/ Christos M. Cotsakos
                                          -----------------------------
                                          Christos M. Cotsakos
                                          Chairman of the Board and Chief
                                           Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Leonard C. Purkis
                                          -----------------------------
                                          Leonard C. Purkis
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                           Officer)