Form 10-Q/A
period 2000-06-30
E TRADE GROUP INC
filed 2000-10-25
CIK 1015780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

                              E*TRADE Group, Inc.
                         Form 10-Q/A Quarterly Report
                      For the Quarter Ended June 30, 2000

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

   UNLESS OTHERWISE INDICATED, REFERENCES TO "COMPANY" MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

   This Form 10-Q/A is being filed to amend Part II Item 6 to include the Company's Amended and Restated Strategic Alliance Agreement dated as of September 26, 2000, between the Company and Wit SoundView Group, Inc. Other than the inclusion of that additional exhibit and updates to the Exhibits list in Part II Item 6, this Form 10-Q/A has not been updated to give effect to any items addressed in documents filed with the SEC subsequent to June 30, 2000.

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

       *10.7 E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement.

       *10.8 E*TRADE Group, Inc. Note Secured by Deed of Trust dated March 17,
             2000, by and between the Company and Theodore J. Theophilos.

       *10.9 E*TRADE Group, Inc. Amendment to Note Secured by Deed of Trust, dated May 5, 1999, by and between the Company and Theodore J.
             Theophilos.

       *10.10 Employment agreement, dated May 24, 2000, by and between the Company and Jerry Gramaglia.

       *10.11 Form of Note Secured by Stock Pledge Agreement by and between the
             Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M.
             Dotson, Pamela Kramer, Michael Sievert and Leonard C. Purkis.

       *10.12 Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela
             Kramer, Michael Sievert and Leonard C. Purkis.

       *10.13 E*TRADE Group, Inc. Note Secured by Deed of Trust dated May, 2000, by and between the Company and Chuck W. Thomson.

     **10.14 Amended and Restated Strategic Alliance Agreement dated September
             26, 2000, by and between E*Trade Group, Inc. and Wit SoundView
             Group, Inc.

      *27.1 Financial Data Schedule.

       *99.1 Press release, dated January 25, 2000, relating to the 6% convertible subordinated notes due 2007.

       *99.2 Press release, dated February 2, 2000, relating to the 6% convertible subordinated notes due 2007.

    --------
     *  Previously filed.
     ** Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

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

                                          Dated: October 25, 2000

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