Form 10-K
period 2000-09-30
E TRADE GROUP INC
filed 2000-11-09
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

[x]         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Fiscal Year Ended September 30, 2000.

or

[  ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Transition Period from __________ to __________.

1-11921
(Commission file number)
______________

E*TRADE Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

     4500 Bohannon Drive, Menlo Park, CA 94025
(Address of principal executive offices and zip code)

(650) 331-6000
(Registrant’s telephone number, including area code)

______________

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class
Common Stock—$0.01 par value

______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of November 6, 2000, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $3,364,633,000 (based upon the closing price for shares of the registrant’s common stock as reported by the National Market System of the National Association of Securities Dealers Regulation Automated Quotation System on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of November 6, 2000, there were 306,586,119 shares of common stock and 5,609,078 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc., are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareowners, to be held December 21, 2000, to be filed hereafter (incorporated into Part III hereof).

     E*TRADE Group, Inc.

Form 10-K Annual Report
For the Fiscal Year ended September 30, 2000

______________

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

      UNLESS OTHERWISE INDICATED, REFERENCES TO “COMPANY” AND “E*TRADE” MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES, AND REFERENCES TO “FISCAL” MEAN THE COMPANY’S YEAR ENDED SEPTEMBER 30 (E.G., “FISCAL 2000” REPRESENTS THE PERIOD OCTOBER 1, 1999 TO SEPTEMBER 30, 2000).

     E*TRADE, the E*TRADE logo, E*TRADE Bank, E*TRADE ATM, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE, and TELE*MASTER are servicemarks or registered marks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I

ITEM 1. BUSINESS

           E*TRADE Group, Inc. (“E*TRADE”) is a global leader in online personal financial services offering value-added investing, banking, research and educational tools, premium customer service and a proprietary Stateless Architecture® infrastructure to our customers through services provided by our wholly-owned subsidiaries, including but not limited to, E*TRADE Securities, Inc. (“CCS”), (“E*TRADE Securities ”), TIR (Holdings) Limited (“TIR”), E*TRADE Bank (the “Bank”), Card Capture Services, Inc., now E*TRADE Access Inc. (“E*TRADE Access”), VERSUS Technologies, Inc. (“VERSUS”) and other international subsidiaries. We were incorporated in California in 1982 and were reincorporated in Delaware in July 1996. Our principal corporate offices are located at 4500 Bohannon Drive, Menlo Park, CA 94025. We offer automated order placement and e xecution, financial products and services that can be personalized, including portfolio tracking, charting and quote applications, “real-time” market commentary and analysis, news, professional research reports and other information services. Our products also include mutual funds, proprietary mutual funds, bond trading, banking, automated teller machine (“ATM”) services, and access to participate in initial public offerings (“IPOs”). We provide our services 24 hours a day, 7 days a week by means of the Internet, automated telephone service, dire ct modem access, Internet-enabled wireless devices, and live telephone support.

During fiscal 2000, we expanded and diversified our business, executing upon our three key business strategies:

To build an efficient electronic business model

We have continued to build our technology infrastructure to increase the electronic delivery of statements, transaction confirmations, real-time account  openings, and access to our products and services through wireless platforms and content providers. In addition, we have expanded the capabilities of our technology infrastructure through the expansion of capacity and speed of execution.

To grow global, diversified revenue streams through strategic market initiatives, globalization, and acquisitions

We have diversified our revenue streams in fiscal 2000 through the acquisitions of Telebanc FinancialCorporation (“Telebanc”), now E*TRADE Financial Corporation (“ETFC”), the holding company ofE*TRADE Bank, and E*TRADE Access, VERSUS, and several of our international affiliates. With the acquisitions of ETFC and E*TRADE Access, we have begun to offer banking services through a nationwide network of ATMs. We have also positioned ourselves to grow internationally by increasing our institutional client base worldwide and enhancing our ability to conduct cross-border trading through the acquisitions of VERSUS and several other foreign affiliates. E*TRADE now serves over 465,000 international customers and has nine retail branded Web sites outside the United States.

To combine choice, service, product density, and personalization to provide superior, simplified financial solutions for our customers

Our asset gathering strategy has been designed to expand the value we provide to and derive from each of our customers. Through our acquisition of Electronic Investing Corporation (“eInvesting”) in July 2000, we will enable our customers to create personalized portfolios of securities via the Internet and trade in dollar denominated transactions. Our recent partnership with Ernst & Young, LLP (“E&Y”) will give our customers access to electronic advisory services and E&Y’ network of financial planners through a new company, Bright Future, Inc., conducting business as eAdvisor. Through strategic alliances with State Street Bank and Wit Soundview Group, Inc. (“Wit”), we will expand our asset management services by providing customers access to tax-advantaged college savings products, access to participation in IPOs, and Wit’s world class research tools. Our cross-selling ability between brokerage, banking, global and institutional, and asset gathering customers, will enable us to diversify revenue by increasing services and products to our existing customers while minimizing costs to acquire new accounts. Also, through the acquisition of PrivateAccounts, Inc. (“PrivateAccounts”) in October 2000, we expect to further expand our product portfolio to offer separate account management services for those investors who are looking for private management of their money.

           In January 2000, we completed our acquisition of Telebanc, now ETFC. ETFC is the holding company of E*TRADE Bank, formerly Telebank, an Internet-based, federally chartered savings bank. We issued approximately 35.7 million shares of our common stock in connection with the acquisition. We pursued this acquisition primarily in order to enable us to become a competitive and immediate participant in the online banking market, thereby broadening our product portfolio and creating a leading end-to-end, “one-stop-shop” portal for managing personal finances and financial services online. The transaction was accounted for as a pooling of interests, and accordingly, all historical information has been prepared to give retroactive effect to the acquisition.

           In August 2000, we acquired the outstanding shares of VERSUS, a Canadian-based provider of electronic securities trading services for institutional and retail investors and owner of the E*TRADE Canada license, in a share exchange. Through the acquisition of VERSUS, we increased our retail and institutional client base and will be able to incorporate the technology underlying the VERSUS Network, a scalable proprietary electronic trading platform, into our global cross-border trading platform, enabling institutions and investment dealers worldwide to route orders globally through our trading networks. Each VERSUS shareowner received approximately .725 shares of E*TRADE common stock or shares of EGI Canada Corporation (“ECC ”) that are exchangeable for shares of E*TRADE common stock (the “Exchangeable Shares”) for every VERSUS share held (see Note 3 to the Consolidated Financial Statements). Options held by VERSUS associates were assumed by E*TRADE and, upon exercise, are convertible into approximately .725 shares of E*TRADE common stock. The acquisition was accounted for as a pooling of interests, and accordingly, all historical information has been prepared to give retroactive effect to the acquisition.

           We have further expanded globally during fiscal 2000 through several key acquisitions of former licensees and through the formation of joint ventures. During the first quarter of fiscal 2000, we acquired 100% of the equity in E*TRADE U.K., E*TRADE Nordic AB, and E*TRADE NetBourse, which owns a 34% interest in CPR E*TRADE in France, expanding our branded Web site to customers in the United Kingdom, France, the Nordic countries, the Netherlands, Luxembourg, Austria, and Italy. However, we terminated our relationship with CPR E*TRADE in France in September 2000 and are now evaluating new opportunities in the French market. Acquisitions of our international affiliates, with the exception of VERSUS, have been accounted for under the purchase method.

           During fiscal 2000, we also entered into joint venture agreements to establish online retail brokerage operations in Korea, Germany, and Norway. E*TRADE Korea was launched to offer customers in Korea attractive trading rates that provide significant savings compared to competitors’ fees and no fees for deposits and other services. We maintain a 10% investment in E*TRADE Korea. The E*TRADE Germany AG joint venture has capitalized on the German market’s strong growth in electronic personal financial services. We subsequently signed an agreement to increase our ownership percentage of E*TRADE Germany AG from 60% to 100% in the first quarter of fiscal 2001. E*TRADE Norway offers Norwegian and Swedish stocks and options trading to retail investors in Norway and gives us access to over 1.4 million clients of our joint venture partner. E*TRADE Japan KK was also launched and went public in fiscal 2000, at which point we sold a portion of our investment resulting in a gain of approximately $77.5 million, and reducing our ownership percentage from 42% to 32%. The launch of E*TRADE Japan KK coincided with the deregulation of Japanese brokerage commission rates and enabled us to determine the commission structure for securities transactions for our Japanese investors, presenting them a wider range of investing opportunities than previously available. In the first quarter of fiscal 2001, E*TRADE South Africa was launched to offer online trading of stocks and warrants listed on the Johannesburg Stock Exchange as well as comp rehensive market information to the largest investor market in Africa.

           During the third quarter of fiscal 2000, we launched the first phase of our cross-border trading network, allowing investors in Sweden to purchase U.S. securities online in their own currency. We will continue to roll out cross-border trading in Australia and U.S. trading of foreign equities in fiscal 2001. We now serve customers through branded Web sites in Australia, Canada, Denmark, Japan, Korea, New Zealand, Norway, South Africa, Sweden, and the U.K. We expect to continue our global expansion efforts throughout fiscal 2001.

           With the expansion of our business during fiscal 2000, we have separated our financial services into four major categories: 1) Domestic Retail Brokerage, 2) Banking, 3) Global and Institutional, and 4) Asset Gathering and Other. Domestic Retail Brokerage is comprised of the activities of our wholly-owned subsidiary, E*TRADE

Securities, which offers domestic retail brokerage services by means of the Internet, automated telephone service, direct modem access, Internet-enabled wireless devices, and live telephone support. Banking is comprised primarily of the activities of the Bank, offering a wide range of Federal Deposit Insurance Corporation (“FDIC”)-insured and other banking products, and E*TRADE Access, which operates a nationwide network of over 9,600 ATMs. These channels, in addition to the E*TRADE Zone, a service center located in the SuperTarget store in Roswell, Georgia, offering guests access to integrated banking, brokerage and investment planning services, and our 540 Madison Avenue, New York location, expected to open in the second quarter of 2001, will enhance customer convenience and extend the reach of our financial services portal by offering a blended approach to our services, combining “high-tech” with “high-touch,” through a physical E*TRADE presence. Global and Institutional includes the activities of TIR, which provides services primarily to institutional investors, VERSUS, which provides both retail and institutional services, and our international affiliates which provide services primarily to non-domestic retail investors. These channels have allowed us to expand internationally and our expanding technology in these sectors has enabled us to launch the first phase of our cross-border trading platform, allowing retail customers in Sweden and Norway to buy U.S. equities in real time, online. In addition, we are developing an electronic trading platform for our institutional customers. Asset Gathering and Other includes our mutual fund operations, the Business Solutions Group (“BSG”), eInvesting, and other services focused on retirement/401(k) programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from our corporate operations. As the Asset Gathering and Other operations of our business represent emerging activities which are not material to our consolidated results for segment reporting purposes, management has combined Asset Gathering and Other with Domestic Retail Brokerage to form one of three reportable segments. Banking and Global and Institutional comprise the other two reportable segments constituting the manner in which management currently evaluates company performance.

     For financial information by segment and geographic area for the three years ended September 30, 2000, see Note 23 to the Consolidated Financial Statements. No material part of our consolidated revenue is received from a single customer.

DOMESTIC RETAIL BROKERAGE

Business Overview

           Our domestic retail brokerage business is comprised of the activities of E*TRADE Securities. As of September 30, 2000, we had 2,952,000 active brokerage accounts, up 90% for the year, with assets held in customer brokerage accounts in excess of $59.9 billion, up 111% from last year. In fiscal 2000, we added 1,401,000 net new active brokerage accounts, an increase of 39% over the number of net new brokerage accounts added in fiscal 1999. Our average daily transaction volume was 167,000 in fiscal 2000, a 144% increase over the average daily transaction volume of 68,500 in fiscal 1999. The strong gains in new brokerage accounts, transactions and assets represent the success of our strategy to become the branded, global leader and recognized authority in electronic personal financial services as led by our domestic retail brokerage business. This strategy involves:

  leveraging our powerful brand to increase new customer accounts and assets held in customer accounts by offering a unique and compelling online experience;
  providing the broadest range of high-value-added tools, products and services;
  enabling ‘‘anytime, anywhere, anyway’’ access, worldwide, to actionable information; and
  integrating a broad-based digital financial media strategy with existing product and service offerings.

Products and Services

           Our domestic retail brokerage and related investment services are based upon proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. Our services include fully-automated stock, option, fixed income and mutual fund order processing, online investment portfolio tracking, and financial market news and information. We offer our services to consumers through a broad range of electronic gateways, including the Internet, automated telephone service, Internet-enabled wireless devices, direct modem access, and live telephone representatives available 24 hours a day, 7 days a week. Customers have access to current account information regardless of which gateway they are using. We expanded our services significantly during fiscal 2000 with several important new offerings, including wireless access to quotes and trading, pre-open trading, online documents, and real-time account opening and funding.

           We continually strive to increase the functionality of our services, as well as to offer new services that enhance customers’ online investing experiences. Our services give consumers increased control over their personal investments by providing a link to the financial markets and to financial information through a user interface that can be customized and personalized. Our existing services and product offerings are described below.

       Stock, Option, Fixed Income and Mutual Fund Investing

           Customers can directly place orders to buy and sell NASDAQ and exchange-listed securities, as well as equity and index options, bonds and mutual funds through our automated order processing system. In fiscal 2000, we extended our trading window to include the hours from 8:00am-6:30pm Eastern Standard Time (“EST”), supporting trading for an additional 4 hours outside the regular market window. We support a range of order types, including market orders, limit orders (good-until-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer’s available cash balance and positions held, prior to executing an order. All market orders for exchange-listed securities (subject to certain size limitations) are executed at the National Best Bid/Offer (‘‘NBBO’’) or better, at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All NASDAQ market orders, subject to certain size limitations, are executed at the Best Bid/Offer, Inside Market or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day’s market opening unless the customer chose to enter the order as an extended-hours transaction. Account holders receive electronic notification of order executions, printed transaction confirmations and detailed statements. We also arrange for the transmittal of proxy, annual report and tender offer materials to customers.

      Market Data and Financial Information

           We continuously receive a direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current trading information. We provide our customers and members free real-time price quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Users are alerted when a stock hits the price, volume or price to earnings ratio that they set. Through our alliances, we also provide access to breaking news, charts, market commentary and analysis and company financial information from over a dozen branded partners. As with after-hours trading, customers can access extended hours quotes, get breaking market news, and place orders. This service is made available via our relationship with the Archipelago Electronic Communications Network.

      Portfolio Tracking and Records Management

           Customers have online access to a listing of all their portfolio assets held by us, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money market fund balances, buying power, net market portfolio value, dividends received, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term gain/loss and commissions paid. Customers and registered members can also create watch lists to include most financial instruments a customer is interested in tracking—for example, assets held at another brokerage firm. These watch lists can include stocks, options, bonds and many mutual funds. In fiscal 2000, we introduced Online Documents, an optional service that allows customers to receive and view official account statements and transaction confirmations via the Internet, providing added convenience.

      Cash Management Services

         Fiscal 2000 marked the introduction of E*TRADE Account Express, a service that allows customers to open and fund new brokerage accounts in real-time via the Internet, streamlining the application process and minimizing paperwork for qualified customers. We continue to receive customer payments through the mail, federal wire system or the Internet, and credit these funds to customer accounts upon receipt. We also provide other cash management services to our customers. For example, uninvested funds earn interest in a credit interest program or can be invested in one of nine money market mutual funds. In addition, we provide free checking services with no minimum balance requirement through a commercial bank and are exploring the expansion of these services. We also offer electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers’ E*TRADE accounts.

     Other Services

          Fiscal 2000 marked significant progress in our quest for a leadership presence in wireless finance. Through alliances with AT&T Wireless, Sprint PCS, Verizon Wireless, Nextel Communications, OmniSky and OracleMobile, we are furthering our wireless strategy with the potential to offer our integrated wireless products and services to over 50 million wireless subscribers nationwide.

          Our DSL program acknowledges the value of high-speed internet access, providing a premium service for our most active investors. Power E*TRADE Basic customers (more than 30 transactions per quarter) receive free DSL installation and discounted service. Power E*TRADE Platinum customers (more than 75 transactions per quarter) receive free installation and free monthly service. This program is delivered via our partnership with SBC Communications.

          Our OptionsEdge service launched in fiscal 2000. OptionsEdge establishes E*TRADE as a leader in the options arena, providing free real-time options quotes to customers and members, most active options content, and powerful tools such as options chains and a Black-Scholes calculator.

Customers and Markets

          Current domestic retail brokerage customers will continue to be a key target in our marketing communications as they represent a major opportunity for growing total assets and leveraging our cross-selling business strategy. We plan to expand our customer base with the acquisition of online investors from competitive brokerages, investors with traditional brokerage relationships, and new investors who are just beginning to build their financial future. We believe that a common goal of our customers is to take personal control of their finances and leverage timely ideas, insights and information to build wealth.

          The domestic retail brokerage business plans to utilize the strength of its marketing partnerships, online and offline alliances and a sophisticated prospecting approach to identify, reach and convert new customers. The primary focus of these efforts will be on high-value investors, active traders and investors who have a strong affinity with one of our marketing partners.

Operations

     Clearing

          Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing our own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to Securities and Exchange Commission (“SEC”) and National Association of Securities Dealers Regulation, Inc. (“NASDR”) rules. E*TRADE Securities has an agreement with BETA Systems through July 2003, for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting, and other services necessary to manage a brokerage clearing business.

          As a self-clearing brokerage, customers' securities typically are held in nominee name on deposit at one or more of the recognized securities industry depository trust companies, to facilitate ready transferability. We collect dividends and interest on securities held in nominee name and make the appropriate credits to customer accounts. We also facilitate exercise of subscription rights on securities held for our customers. We arrange for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies on certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASDR and certain other regulatory authorities, carries fidelity bonds covering loss or theft.

     Lending and Borrowing Activities

          Margin Lending. We make loans to customers that are collateralized by customer securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASDR margin requirements and our internal policies, which are more stringent than the Federal Reserve and NASDR requirements. In permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us to below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. Under applicable NASDR rules, in the event of a decline in the market value of the securities in a margin account, we are generally obligated to require the customer to deposit additional securities or cash in the account so that, at all times, the customer’s equity in the account is at least 25% of the value of the securities in the account. Our current internal requirement, however, is that the customer’s equity not fall below 30%. In the event a customer’s equity falls below 30%, the customer will be required to increase the account’s equity to 35%. Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined under the SEC’s Net Capital Rule. To the extent these activities expand, our net capital requirements will increase. See “Item 7. Risk factors—We may be fined or forced out of business if we do not maintain the net capital levels required by regulators’’ and ‘‘Item 7. Risk factors—As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business.’’

          Securities Lending and Borrowing. We borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate (in the case of cash collateral) or pay a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be ‘‘marked-to-market’’ on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are ‘‘marked-to-market’’ on a daily basis through the facilities of the various national clearing organizations.

     Order Processing

          All market orders for exchange-listed securities (subject to certain size limitations) are executed at the NBBO or better, at the time of receipt by the third market firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement, but in no case are orders executed at a price inferior to the NBBO. Limit orders are executed based on an indicated price and time priority. All NASDAQ market orders, subject to certain size limitations, are executed at the Best Bid/Offer, Inside Market or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day’s market opening unless the customer chose to enter the order as an extended-hours transaction. Account holders receive electronic notification of order executions, printed transaction confirmations and detailed statements. See “Item 7. Risk factors—We could be subject to customer litigation and our reputation could be materially harmed if our ability to correctly process customer transactions is slowed or interrupted.’’

          The market for online investing services, particularly over the Internet, is rapidly evolving and intensely competitive, and we expect competition to continue to intensify in the future. See “Item 7. Risk factors—Our business will suffer if we cannot effectively compete.’’

          The securities industry in the United States is subject to extensive regulation under both federal and state laws. See “Item 7. Risk factors—Our ability to attract customers and our profitability may suffer if changes in government regulation favor our competition or restrict our business practices’’ and “Item 7. Risk factors—We may be fined or forced out of business if we do not maintain the net capital levels required by regulators.’’

     Access and Delivery of Services

          Our services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, 7 days a week by personal computer, touch-tone telephone, Internet-enabled wireless devices, and live telephone representatives. In August 1999, we further enhanced our ability to offer a superior customer experience by introducing access to live agent customer service on a 24×7×366 basis.

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
  Touch-tone Telephone. TELE*MASTER®, our interactive investing system, provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or a touch-tone telephone keypad.
  Internet-enabled Wireless Devices. Customers may access our system via Internet-enabled wireless phones supporting the Handheld Device Markup Language (HDML) or Palm VII with built in modem or Palm V handheld computer equipped with an after-market wireless modem addition. Our Mobile E*TRADE suite of products allow customers to access quotes, place orders, view portfolio and account information and retrieve customized investment-related information wherever the customer’s wireless provider offers data coverage.

BANKING

Business Overview

          Our banking segment is primarily comprised of the business activities of the Bank and E*TRADE Access. The Bank offers high value financial products and services primarily over the Internet. Like traditional banks, we provide a wide range of FDIC-insured and other banking products and services to customers. Unlike traditional banks, we deliver these products and services through the Internet, telephone and ATMs, thus eliminating the costs associated with brick-and-mortar branches. We believe that this cost-efficient banking platform allows us to offer significantly higher rates and lower fees than traditional banks and enables worldwide delivery of products and services through “anytime, anywhere, anyway” access. We believe that our low cost structure is a significant competitive advantage over traditional banks with brick-and-mortar branches.

          Currently, approximately 87% of our banking customer contacts occur over the Internet. Using our secure, comprehensive and customer-friendly Web site, individuals can open accounts, view consolidated balance statements, transfer funds between accounts (both intra-bank and intra-E*TRADE), pay bills and compare our premium rates to national averages. Additionally, we seek to provide superior customer service through highly trained customer service representatives located in our call centers, which are open 24 hours a day, 7 days a week.

          In May 2000, we completed our acquisition of CCS, now E*TRADE Access, the largest independent network of centrally-managed ATMs in the U.S. This acquisition, a critical component of our “high tech, high touch” strategy, enabled us to deploy a nationwide ATM network of over 9,600 machines located in 48 states and 3 countries. We believe that our ATM network will enhance customer convenience and extend the reach of our financial services portal by providing physical touch-points for services. Importantly, the deployment of the ATM network does not require an investment in traditional brick-and-mortar branches. We are currently developing Financial Services Kiosks that offer advanced functionality and serve as a cost-effective delivery channel for cross-selling our products and services. We believe that the physical touch-point provided by our ATM network will expedite the adoption of Internet banking.

          Our core banking strategy – high value products and services, superior customer service and “anytime, anywhere, anyway” convenience – has produced significant growth. From 1993 to 1997, deposits at the Bank increased at a compound annual growth rate of 47%. From 1997 through 2000, deposits increased at a compound annual growth rate of 140%. Future growth will be driven by continued adherence to this core strategy.

          We are focused on cross-selling banking products to the E*TRADE customer base. Since acquiring ETFC in January 2000, the percentage of new banking accounts generated from “cross-sold” customers were 40%, 30%, and 7%, in the fourth, third, and second quarters, respectively, of fiscal 2000. Working with our Business Solutions Group, we have also begun to expand our electronic/physical presence in major corporations. During the third quarter of fiscal 2000, we announced that we will install E*TRADE ATMs at Oracle Corporation’s major facilities to provide a range of banking and financial services to Oracle’s 40,000+ employees. We expect to create similar “Virtual Credit Unions” for other companies during fiscal 2001.

          Currently, we offer loans, credit cards and insurance products through strategic partnerships with other companies. We are evaluating whether to offer proprietary products in these areas.

          The Bank asset acquisition strategy continues to be conservative. We purchase and manage pools of one-to-four family residential, first lien mortgage loans and investment-grade mortgage-backed securities. We do not currently originate residential mortgages or other loans, but instead purchase them in the secondary market.

Products and Services

          We offer a variety of deposit products. Our interest checking accounts are designed for customers who seek premium yields and outstanding benefits, including unlimited personal check writing, free check printing, free Internet banking, free unlimited online bill payment, access to a nationwide ATM network, and an ATM/debit card. Our money market and SmartSaver accounts are designed for consumers who are seeking premium and super premium yields with immediate access to funds without term restrictions or early withdrawal penalties. Our standard certificates of deposit (“CDs”) are designed for consumers who want a fixed premium yield for terms ranging from three months to five years. For those consumers who seek an even higher premium yield CD, we offer seven-to-ten year callable CDs, which are subject to redemption by us anytime after two years.

          We currently offer several financial products through strategic alliances with other companies. Through E-Loan, an online mortgage broker, we offer co-branded, rate-competitive residential mortgage loans to our customers. Through InsWeb and Answer Financial Inc., we offer insurance products, and through First USA, we offer credit card services. We are evaluating whether to offer proprietary products in these areas.

Customers and Markets

          We serve customers in all 50 states and several foreign countries. Over 68% of the Bank’s customer base is concentrated in U.S. major metropolitan areas. In line with our marketing efforts, the Bank’s highest concentration of customers are found in the cosmopolitan areas of Philadelphia (31.7%), New York (18.4%), Washington/Baltimore (15.3%), Los Angeles (8.0%), San Francisco (5.0%) and Chicago (4.5%).

Operations

          With E*TRADE and ETFC as savings and loan holding companies and the Bank as a federally chartered savings bank, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (‘OTS’’) as our primary federal regulator. We are also subject to regulation, supervision and examination by the FDIC. Further, as a financial services holding company, we are also subject to the SEC’s Industry Guide 3 reporting requirements. Certain disclosure of financial information required by Guide 3 with respect to our banking services is provided below as a part of our discussion of banking operations.

          Prior to its acquisition, ETFC reported its results of operations on a fiscal year ending December 31. Because we report on a fiscal year ending September 30, financial information contained in this document for fiscal 2000 and 1999 includes the results of ETFC for the twelve months ended September 30, 2000 and 1999. Fiscal 1998, 1997 and 1996 include the results of ETFC for the twelve months ended December 31, 1998, 1997 and 1996, respectively. Accordingly, the reconciliation of activities in certain accounts presented herein for the year ended September 30, 1999 will begin with the October 1, 1998 balance, whereas the September 30, 1998 reconciliation will cover ETFC’s operating period from January 1, 1998 through December 31, 1998. This reconciliation causes certain amounts to be included in both fiscal 1999 and 1998.

     Lending Activities

          General. As part of our banking operations, we purchase whole loans and mortgage-backed and related securities rather than produce or originate loans.

          Loan Portfolio Composition. At September 30, 2000, our net loans receivable totaled $4.2 billion or 46.2% of total bank assets. As of the same date, $4.2 billion, or 99.81%, of the total gross loan portfolio, consisted of one- to four-family residential mortgage loans. Prior to 1990, we originated a limited number of loans for the purchase or construction of multi-family and commercial real estate. However, as part of our general operating strategy and in response to risks associated with multi-family and commercial real estate lending and prevailing economic conditions, we stopped originating and purchasing such loans. At September 30, 2000, multi-family, commercial, and mixed-use real estate loans amounted to $3.4 million, or 0.08%, of our total gross loan portfolio. The loan portfolio also included second trust residential mortgages, home equity lines of credit, automobile loans and loans secured by savings deposits totaling $4.3 million, or 0.11%, of our total gross loan portfolio at September 30, 2000.

       The following table presents information concerning our banking loan portfolio, in dollar amounts and in percentages, by type of loan.

	September 30,		September 30,		September 30,		September 30,		September 30,
	2000	%	1999	%	1998	%	1997	%	1996	%

					(dollars in thousands)
Real estate loans:
One- to four-family fixed-rate	$1,583,129	37.45%	$1,391,254	63.69%	$466,850	50.76%	$211,287	38.11%	$142,211	38.59%
One- to four-family adjustable-rate	2,635,955	62.36	785,821	35.98	430,319	46.79	336,470	60.69	217,352	58.97
Multi-family	203	0.01	1,330	0.06	3,223	0.35	1,447	0.26	1,516	0.41
Commercial	2,717	0.06	3,050	0.14	8,916	0.97	3,033	0.55	4,017	1.09
Mixed-use	503	0.01	945	0.04	929	0.10	856	0.15	1,180	0.32
Land	—	0.00	279	0.01	316	0.03	463	0.08	781	0.21

Total real estate loans	4,222,507	99.89	2,182,679	99.92	910,553	99.00	553,556	99.84	367,057	99.59

Consumer and other loans:
Home equity lines of credit and second mortgage loans	4,042	0.10	1,024	0.05	5,895	0.64	564	0.10	1,208	0.33
Lease financing	82	0.00	255	0.01	554	0.06	—	—	—	—
Other(1)	224	0.01	430	0.02	2,758	0.30	305	0.06	305	0.08

Total consumer and other loans	4,348	0.11	1,709	0.08	9,207	1.00	869	0.16	1,513	0.41

Total loans	4,226,855	100.00%	2,184,388	100.00%	919,760	100.00%	554,425	100.00%	368,570	100.00%

Deduct:

Discounts and deferred fees on loans	(43,171)		(22,718)		(9,989)		(9,938)		(13,568)
Allowance for loan losses	(10,930)		(7,161)		(4,766)		(3,594)		(2,957)
Other	—		—		(151)		(189)		(224)

Total	(54,101)		(29,879)		(14,906)		(13,721)		(16,749)

Loans receivable, net	$4,172,754		$2,154,509		$904,854		$540,704		$351,821

______________

(1) Includes loans secured by automobiles and manufactured housing.

          Maturity of Loan Portfolio. The following table shows, as of September 30, 2000, the dollar amount of non-originated loans maturing in our portfolio in the time periods indicated. This information includes scheduled principal repayments, based on the loans’ contractual maturities. We report demand loans, loans with no stated repayment schedule and no stated maturity, and overdrafts as due within one year. The table below does not include any estimate of prepayments. Prepayments may significantly shorten the average life of a loan and may cause our actual repayment experience to differ from that shown below.

	Due In One Year Or Less	Due in One to Five Years	Due After Five Years	Total

	(in thousands)
Real estate loans:
One- to four-family fixed-rate	$235	$3,101	$1,579,793	$1,583,129
One- to four-family adjustable-rate	36	936	2,634,983	2,635,955
Multi-family	—	5	198	203
Commercial	304	—	2,413	2,717
Mixed-use	9	177	317	503
Consumer and other loans:
Home equity lines of credit and second mortgage loans	—	99	3,943	4,042
Lease financing	82	—	—	82
Other	43	181	—	224

Total	$709	$4,499	$4,221,647	$4,226,855

          The following table shows, as of September 30, 2000, the dollar amount of our loans that mature after September 30, 2001. We have allocated these loans between those with fixed interest rates and those with adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total

		(in thousands)
Real estate loans:
One- to four-family	$1,582,894	$2,635,919	$4,218,813
Multi-family	5	198	203
Commercial	292	2,121	2,413
Mixed-use	494	—	494
Consumer and other loans:
Home equity lines of credit and second mortgage loans	3,660	382	4,042
Other	—	181	181

Total	$1,587,345	$2,638,801	$4,226,146

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

          Purchase of Loans. Substantially all of our loans are originated by third parties. The following table shows our loan purchases during the periods indicated.

Loan Purchases

(in thousands)
Year Ended:
September 30, 2000	$2,658,927
September 30, 1999	$1,806,019
September 30, 1998	$518,000
September 30, 1997	$342,900
September 30, 1996	$183,100

          Additionally, during 1998, we acquired approximately $150.0 million in loans through our acquisition with Direct Financial Corporation (‘‘DFC’’).

          The following table shows our loan, purchase, sale, and repayment activity during the periods indicated including loans acquired through business combinations.

	Years Ended September 30,

	2000	1999	1998

	(in thousands)
Loans receivable—net at beginning of period	$2,154,509	$793,189	$540,704
Loans purchased:
One- to four-family variable-rate	2,235,900	535,571	299,817
One- to four-family fixed-rate	423,027	1,270,168	330,477
Multi-family	—	280	1,959
Commercial real estate	—	—	8,941
Consumer and other loans	—	—	26, 910

Total loans purchased	2,658,927	1,806,019	668,104

Loans sold	(232,209)	(90,740)	(20,622)
Loan repurchases	(417)	(878)	—
Loan repayments	(424,283)	(353,916)	(280,151)

Total loans sold, repurchased and repaid	(656,909)	(445,534)	(300,773)

Net change in deferred discounts and loan fees	20,252	2,379	(611)
Net transfers to REO	(269)	(266)	(1,923)
Net change in allowance for loan losses	(3,769)	(2,446)	(1,172)
Cost recovery/contra assets	—	197	—
Other loan debits/HELOC advances	13	971	525

Increase in total loans receivable	2,018,245	1,361,320	364,150

Loans receivable—net at end of period	$4,172,754	$2,154,509	$904,854

          Our primary method of purchasing loans is through the secondary market, utilizing private investors. We purchase the loans in pools made up of multiple whole loans. In fiscal 2000, 1999 and 1998 we purchased 851 pools with 7,047 loans, 477 pools with 6,245 loans and 171 pools with 2,472 loans, respectively.

          We have not originated any consumer loans during fiscal 2000, 1999 or 1998. Prior to fiscal 1998 we originated consumer loans as an accommodation to our customers or purchased such loans as part of larger loan packages. To service our loan portfolio, we enter into loan servicing contracts with multiple third party servicers.

          CRA Lending Activities. The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (‘‘CRA’’). We invest in loans or other investments secured by affordable housing for low- or moderate-income individuals and have committed to invest up to $500,000 in a low-income housing tax credit fund that qualifies as a community development loan under the CRA. Senior management of the Bank serves on the boards of directors of non-profit organizations to promote community development. We also provide loan servicing for Habitat for Humanity of Northern Virginia, Inc., a non-profit organization whose purpose is to create affordable housing for those in need.

          In 1995, the federal financial regulatory agencies revised the regulations that implement the CRA. The revised regulations set forth specific types of evaluations for wholesale banks, which are those that are not in the business of extending home mortgage, small business, small farm, or consumer loans to retail customers. Satisfaction of a wholesale bank’s responsibilities under the CRA is measured by various criteria including the number and amount of community development loans, qualified investments, or community development services, and the use of innovative or complex community development services, qualified investments, or community development loans. The Bank has been approved as a wholesale bank and is currently in compliance with CRA requirements.

     Delinquent, Non-performing and Other Problem Assets

          General. We continually monitor our loan portfolio so that we will be able to anticipate and address potential and actual delinquencies. Based on the length of the delinquency period, we reclassify these assets as non-performing and if necessary take possession of the underlying collateral. Once the Bank takes possession of the underlying collateral, the property is classified on our balance sheet as Real Estate Owned (“REO”).

          Non-performing Assets. Non-performing assets consist of loans for which interest is no longer being accrued, troubled debt restructuring (“TDRs”) which are loans that have been restructured in order to increase the opportunity to collect amounts due on the loan and real estate acquired in settlement of loans. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. All loans at least ninety days past due, as well as other loans considered uncollectible, are placed on non-accrual status. Payments received on non-accrual loans are applied to principal when it is doubtful that full payment will be collected.

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

          As of September 30, 2000, all of our REO consisted of one- to four-family real estate loans.

          The following table presents information about our non-accrual loans, TDRs, and REO at the dates indicated.

	September 30, 2000	September 30, 1999	September 30, 1998	September 30, 1997	September 30, 1996

	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$11,391	$7,595	$7,727	$10,359	$8,979
Commercial	657	664	372	568	1,217
Land	—	—	316	—	—
Home equity lines of credit and second mortgage loans	—	21	255	—	54
Other	—	60	205	—	—

Total	12,048	8,340	8,875	10,927	10,250
TDRs	—	—	—	425	435

Total of non-accrual loans and TDRs	12,048	8,340	8,875	11,352	10,685

REO: One- to four-family	850	539	1,460	681	1,300
Valuation allowance for REO	—	—	—	—	(65)

Total REO, net	850	539	1,460	681	1,235

Total non-performing assets, net	$12,898	$8,879	$10,335	$12,033	$11,920

Total non-performing assets, net, as a percentage of total bank assets	0.14%	0.21%	0.45%	1.09%	1.84%

Total loss allowance as a percentage of total non- performing loans, net	90.72%	85.86%	53.70%	31.66%	27.67%

          During fiscal 2000, our non-performing assets increased by $4.0 million, or 45.3%, to $12.9 million at September 30, 2000 from $8.9 million at September 30, 1999. As a matter of policy, we actively monitor our non-performing assets.

          During fiscal 2000 and 1999, if our non-accruing loans had been performing in accordance with their terms, we would have recorded interest income of approximately $845,000 and $550,000, respectively. However, none of the interest income disclosed was recognized as income during the periods.

          Special Mention Loans. In certain situations, a borrower’s past credit history may lead to doubt regarding the borrower’s ability to repay under the loan’s contractual terms, whether or not the loan is delinquent. Such loans, classified as “special mention” loans, continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $148,000 of the total loan portfolio at September 30, 2000, and are actively monitored.

          Allowance for Loan Losses. As an investor in mortgage loans, we recognize that we will experience occasional credit losses. We believe the risk of credit loss varies with, among other things, the following:

  type of loan;
  creditworthiness of the borrower over the term of the loan;
  general economic conditions; and
  in the case of a secured loan, the quality of the security for the loan.

          Our policy is to maintain an adequate allowance for loan losses based on, among other things, the following:

  our historical loan loss experience;
  regular reviews of delinquencies and loan portfolio quality;
  the industry’s historical loan loss experience for similar asset types; and
  evaluation of economic conditions.

          We increase our allowance for loan losses when we estimate that losses have been incurred by charging provisions for probable loan losses against income. Charge-offs reduce the allowance when losses are confirmed.

          In establishing the allowance for loan losses, we set up specific allowances for probable losses that we have identified on specific loans. Additionally, we provide an unallocated allowance for estimated expected losses in the remainder of the loan portfolio. The allowances established by management are subject to review and approval by the Bank’s board of directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

  the composition and quality of the portfolio;
  delinquency trends;
  current charge-off and loss experience;
  the state of the real estate market; and
  general economic conditions.

          During fiscal 2000, we recorded a net increase of $3.8 million in the allowance for loan losses. The increase resulted from an additional provision of $4.0 million, offset by net charge-offs of $234,000. As of September 30, 2000, the total allowance for loan losses was $10.9 million, of which $391,000 represented reserves established by management for probable losses on specific loans.

          The general allowance is computed on loans with a specific allowance based on an assessment of performing loans. Each month, the performing loan portfolio is stratified by asset type—one- to four-family, commercial, consumer, etc.—and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 15 basis points and 300 basis points depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience, adjusted to reflect industry loss experience as published by the OTS.

          Also considered in the reserve computation is the positive impact of loans acquired that have a seller or third party credit enhancement. As of September 30, 2000, total loans receivable included nine pools of credit-enhanced one- to four-family mortgage loans totaling $30.9 million, or 0.74%, of total gross loans outstanding. Reserves are not provided for loans in which the credit enhancement amount exceeds the amount of reserves that would otherwise be required. We have purchased certain loans with an expectation that not all contractual payments of the loan will be collected. Discounts attributable to credit issues are tracked separately and are not included as a component of the allowance for loan losses.

          The loan portfolio provision recorded for fiscal 2000 was based upon the level of charge-offs and the significant growth in the portfolio. We believe that the combination of our loan loss allowance, net credit discount, and credit enhancement on certain loan pools is adequate to cover estimated losses.

          We believe that we have established our existing loss allowances in accordance with generally accepted accounting principles. However, circumstances may change, regulators may request us to increase our allowance for losses. Such an increase could negatively affect our financial condition and earnings. The increase in the allowance for loan losses reflects the significant increase in the loan portfolio, from $2,184 million at September 30, 1999 to $4,226 million at September 30, 2000, and the fact that the Bank purchases, rather than originates in house, the majority of its loans. Even though our historic charge-offs are minimal, $253,000 and $458,000 in fiscal 2000 and1999, respectively, we believe the allowance for loan losses, $10.9 million (0.26% of total loans) and $7.2 million (0.33% of total loans) at September 30, 2000 and 1999, respectively, is an appropriate estimate of the losses inherent in the loan portfolio.

          The following table allocates the allowance for loan losses by loan category at the dates indicated. This allocation does not necessarily restrict the use of the allowance to absorb losses in any other category. The table also shows the percentage of total loans that each loan category represents.

	September 30, 2000		September 30, 1999		September 30, 1998		September 30, 1997		September 30, 1996

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(dollars in thousands)
Real estate loans:
One- to four-family	$10,554	99.81%	$7,055	99.67%	$4,089	97.55%	$3,271	98.80%	$2,529	97.56%
Multi-family	3	0.01	23	0.06	32	0.35	15	0.26	15	0.41
Commercial	336	0.06	53	0.14	520	0.97	286	0.55	373	1.09
Mixed-use	8	0.01	17	0.04	9	0.10	9	0.15	12	0.32
Land	—	—	—	0.01	6	0.03	8	0.08	8	0.21
Lease financing	—	—	3	0.01	16	0.06	—	—	—	—
Home equity lines of credit and second mortgage loans	29	0.10	9	0.05	57	0.64	5	0.16	20	0.41
Other consumer	—	0.01	1	0.02	37	0.30	—	—	—	—

Total allowance for loan losses	$10,930	100.00%	$7,161	100.00%	$4,766	100.00%	$3,594	100.00%	$2,957	100.00%

          The above amounts include specific reserves at September 30, 2000, 1999, 1998, 1997 and 1996, totaling $391,000, $406,000, $449,000, $510,000 and $579,000, respectively, related to non-performing loans.

          The following table shows the activity in our allowance for loan losses during the periods indicated.

	Years Ended September 30,

	2000	1999	1998	1997	1996

	(in thousands)
Allowance for loan losses at beginning of period	$7,161	$4,715	$3,594	$2,957	$2,311
Charge-offs:
Real estate loans	(240)	(400)	(463)	(304)	(409)
Other consumer loans	(13)	(56)	(76)	—	(28)
Other loans	—	(2)	(17)	—	—

Total charge-offs	(253)	(458)	(556)	(304)	(437)

Recoveries:
Real estate loans	19	38	13	13	148
Other consumer loans	—	79	81	7	16
Other loan	—	4	5	—	—

Total recoveries	19	121	99	20	164

Net charge-offs	(234)	(337)	(457)	(284)	(273)
Loan loss allowance acquired in the acquisition with DFC	—	—	724	—	—
Additions charged to operations	4,003	2,783	905	921	919

Allowance for loan losses at end of period	$10,930	$7,161	$4,766	$3,594	$2,957

     Mortgage-Backed Securities

          We maintain a significant portfolio of mortgage-backed securities, primarily in the following forms:

  privately insured mortgage pass through securities;

  Government National Mortgage Association (‘Ginnie Mae’’) participation certificates;
  Federal National Home Loan Mortgage Corporation (‘Fannie Mae’’) participation certificates;
  Federal Home Loan Mortgage Corporation (‘Freddie Mac’’) participation certificates; and
  securities issued by other non-agency organizations.

          Principal and interest on Ginnie Mae certificates are guaranteed by the full faith and credit of the United States government. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations (‘CMOs’’). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans. Over 99% of our CMO portfolio is comprised of securities with a triple ‘A’’ rating. Although our CMO portfolio has maturity periods similar to our mortgage-backed pass-through securities, the nature of the CMO bonds acquired, primarily sequential pay bonds, provides for more predictable cash flows than the mortgage-backed securities. This reduces the duration risk, extension risk and price volatility of the CMO compared to mortgage-backed pass-through securities and thus allows us to target liabilities with shorter durations.

          In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our mortgage-backed securities in one of three categories: held-to-maturity, available-for-sale or trading. During fiscal 2000, 1999 and 1998, we held no mortgage-backed securities classified as held-to-maturity.

          The following table shows the activity in our available-for-sale mortgage-backed securities portfolio during the periods indicated.

	Years Ended September 30,

	2000	1999	1998

	(in thousands)
Mortgage-backed securities at beginning of period	$1,426,053	$798,860	$319,203
Purchases:
Pass-through securities	—	—	22,776
CMOs	3,579,379	1,159,652	1,092,487
Fannie Mae	590,236	92,378	8,405
Ginnie Mae	8,891	—	5,890
Freddie Mac	173,732	—	11,759
Other	—	—	19,586
Sales(1)	(1,140,935)	(285,414)	(294,161)
Repayments	(463,985)	(332,092)	(174,398)
Transfer to trading	—	—	(332)

Mark-to-market adjustments and deferred hedging gains/losses	15,182	(7,331)	948

Mortgage-backed securities at end of period	$4,188,553	$1,426,053	$1,012,163

______________

 (1)  Includes mortgage-backed securities on which call options have been exercised.

          We buy and hold trading securities principally for the purpose of selling them in the near term. We carry these securities at market value with unrealized gains and losses recognized in income. At September 30, 2000, 1999 and 1998, we held $3.4 million, $38.3 million and $29.6 million of trading securities, respectively. For fiscal 2000, 1999 and 1998, we also recognized $750,000, $1.4 million, and $569,000, respectively, in realized gains from the sale of trading assets and $195,000, ($1.3) million, and ($612,000), respectively, in unrealized appreciation (depreciation) of trading assets.

          The following table shows the scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed securities, both available-for-sale and trading, at September 30, 2000.

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals

	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield

		(dollars in thousands)
Private issuer	$73	7.50%	$—	—%	$47,805	8.46%	$47,878	8.46%
CMO’s	—	—%	14,725	5.85%	3,351,634	7.77%	3,366,359	7.76%
Agencies	62	8.64%	—	—%	777,624	7.49%	777,686	7.49%

	$135	8.02%	$14,725	5.85%	$4,177,063	7.73%	$4,191,923	7.72%

     Investment Securities

          The following table shows the cost basis and fair value of our banking-related investment portfolio other than mortgage-backed securities at the dates indicated. The following table does not include investment securities we hold arising from our non-banking business segments. Consolidated information on all investment securities we hold is presented in “Item 8. Consolidated Financial Statements and Supplementary Data.”

	September 30, 2000		September 30, 1999		September 30, 1998

	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value

	(in thousands)
Available-for-sale investment securities:
Municipal bonds	$15,005	$13,945	$15,605	$14,390	$15,750	$16,028
Corporate bonds	272,431	265,066	130,166	122,559	154,534	153,205
Obligations of U.S. government agencies	13,291	12,898	18,264	18,018	26,661	27,992
Asset-backed	23,661	23,660	915	921	1,095	1,119
Preferred stock in Freddie Mac	5,000	4,356	5,000	4,950	5,000	4,988
Preferred stock in Fannie Mae	—	—	—	—	8,000	8,394
Other corporate stock	4,438	4,363	3,980	3,980	937	1,000
Other investments	12,318	12,036	13,967	13,804	7,814	7,632

Total	$346,144	$336,324	$187,897	$178,622	$219,791	$220,358

          In addition to the available-for-sale investment securities listed above, we have an investment in the stock of the Federal Home Loan Bank (“FHLB”) of Atlanta. The stock is recorded on our books at cost, which approximates fair value. The balance of FHLB stock was $83.3 million and $29.4 million at September 30, 2000 and September 30, 1999, respectively.

          The following table shows the scheduled maturities, carrying values, and current yields for our banking-related investment portfolio of debt and equity securities at September 30, 2000.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals

	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield

		(dollars in thousands)
Municipal bonds(1)	$—	—%	$230	4.20%	$1,732	4.77%	$11,983	5.87%	$13,945	5.71%
Corporate debt	29,696	6.67%	44,109	6.28%	26,676	4.43%	164,585	6.78%	265,066	6.45%
Obligations of U.S. government agencies	—	—%	—	—%	—	—%	12,898	6.10%	12,898	6.10%
Asset-backed	—	—%	407	6.19%	19,296	4.68%	3,957	7.39%	23,660	5.16%
Other investments	14,637	6.84%	4,889	10.99%	—	—%	1,229	7.15%	20,755	7.84%

	$44,333	6.73%	$49,635	6.73%	$47,704	4.54%	$194,652	6.69%	$336,324	6.40%

______________

 (1)  Yields on tax exempt obligations are computed on a tax equivalent basis.

      Deposits and Other Sources of Funds

             The following table presents information about the various categories of the Bank’s deposits for the periods indicated.

	Average Balance for the Year Ended September 30, 2000	Percentage of Deposits	Average Rate	Average Balance for the Year Ended September 30, 1999	Percentage of Deposits	Average Rate

	(dollars in thousands)
Passbook	$498	0.02%	2.48%	$563	0.04%	3.00%
Money market	178,174	5.27	4.84%	238,031	16.19	4.80%
Demand accounts	236,316	6.99	3.68%	22,655	1.54	3.86%
Certificates of deposit	2,876,229	85.10	6.32%	1,142,326	77.67	5.88%
Brokered callable certificates of deposit	88,601	2.62	6.43%	67,085	4.56	6.62%

Total	$3,379,818	100.00%		$1,470,660	100.00%

             The following table classifies our certificates of deposit and money market accounts by rate at the dates indicated.

	September 30, 2000	September 30, 1999

	(in thousands)
0-1.99%	$1,489	$1,594
2-3.99%	711	288
4-5.99%	687,983	1,440,573
6-7.99%	3,868,892	674,341
8-9.99%	24,941	610
10-11.99%	3	11
12-20.00%	9	12

	$4,584,028	$2,117,429

             The following table classifies the amount of our large certificates of deposit, i.e., in amounts of $100,000 or more, by time remaining until maturity, as of September 30, 2000.

Certificates of Deposit

(in thousands)
Three months or less	$22,389
Three through six months	50,936
Six through twelve months	290,194
Over twelve months	226,864

Total	$590,383

      Borrowings

             Although deposits are our primary source of funds, we also borrow from the FHLB of Atlanta and sell securities under agreements to repurchase to acquire additional funding. We are a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions. This membership requires us to own capital stock in the FHLB of Atlanta. It also authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards.

             As of September 30, 2000, our outstanding advances from the FHLB of Atlanta totaled $1.6 billion at interest rates ranging from 4.58% to 6.96% and at a weighted average rate of 6.47%.

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

             The following table presents information regarding repurchase agreements for the dates indicated.

	September 30, 2000	September 30, 1999	September 30, 1998

	(dollars in thousands)
Weighted average balance during the year	$1,471,435	$555,552	$259,846
Weighted average interest rate during the year	6.39%	5.32%	5.69%
Maximum month-end balance during the year	$2,173,410	$790,474	$519,078
Private issuer mortgage-backed securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$1,303,517	$863,598	$441,323
Estimated market value	$1,289,313	$832,397	$438,955
Agency Securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$648,433	$—	$—
Estimated market value	$644,317	$—	$—

             The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of our borrowings.

Category	Ending Balance	Monthly Weighted Average Rate	Maximum Amount At Month-End	Yearly Weighted Average Balance	Yearly Weighted Average Rate

	(dollars in thousands)
At or for the year ended September 30, 2000:
Advances from the FHLB of Atlanta	$1,637,000	6.47%	$2,074,500	$1,225,783	6.17%
Securities sold under agreement to repurchase	$1,894,000	6.71%	$2,173,410	$1,471,435	6.39%
At or for the year ended September 30, 1999:
Advances from the FHLB of Atlanta	$477,000	5.55%	$852,000	$473,849	5.25%
Securities sold under agreement to repurchase	$790,474	5.47%	$790,474	$555,552	5.32%

GLOBAL AND INSTITUTIONAL

Business Overview

             Our global and institutional business segment is comprised principally of the business activities of our international subsidiaries offering foreign investors online retail brokerage services and the business activities of TIR and VERSUS, which offer financial services to institutional investors.

             We are actively pursuing a global expansion strategy that leverages our internationally recognized brand name, award-winning Web site design, and proprietary Stateless ArchitectureSM technology platform. On the retail side, our goal is to create a fully electronic cross-border trading network, linking the top financial markets globally and making electronic trading in foreign securities an affordable reality for the retail investor. We launched this trading network during fiscal 2000 with E*TRADE Sweden, allowing Swedish customers to buy U.S. equities in real-time, online. Through a fully electronic process, we seamlessly handle the execution, clearing and settlement of the transactions, while simultaneously processing the foreign exchange transactions.

             With the acquisition of TIR in August 1999, we extended our business to include institutional investors. TIR is active in equity, fixed income, currency and derivatives markets in over 35 countries and holds seats on multiple stock exchanges around the world. TIR’s management team is assisting in running selected segments of our international retail brokerage operations, given their existing clearing and operational infrastructure in both Europe and Asia. We are currently developing an electronic platform for the institutional investor, which will bring greater efficiencies in trading, order routing and management, and back office processing. With the acquisition of VERSUS in August 2000, we have expanded our institutional customer base and anticipate leveraging the VERSUS Network®, a proprietary electronic network that connects institutional clients and participating broker-dealers to the major Canadian Stock Exchanges and alternative liquidity pools. It also integrates with market data providers and back-office service providers to enhance the electronic trading environment. We will expand the VERSUS Network® by incorporating the technology into our global cross-border trading platform, enabling institutions and investment dealers worldwide to route orders globally through the VERSUS and E*TRADE networks.

             Critical to our global strategy are our local operations in both the retail and institutional businesses. During fiscal 2000, we launched E*TRADE retail branded sites in Japan, Korea, Denmark and Norway. However, we terminated our relationship with CPR E*TRADE in France in September 2000 and are now evaluating new opportunities in the French market. To date, we operate nine non-U.S. Web sites globally through a combination of licensees, in which we have either a minority or majority ownership, and wholly-owned subsidiaries. At September 30, 2000, our wholly-owned subsidiaries include: E*TRADE U.K., E*TRADE Nordic AB, and E*TRADE NetBourse, acquired in the first quarter of fiscal 2000; VERSUS, acquired in August 2000; and E*TRADE South Africa, acquired in September 2000. In addition to our wholly-owned subsidiaries, we also hold a majority ownership in E*TRADE Germany AG, which increased to 100% in the first quarter of fiscal 2001. Our international Web sites are operated by the following entities: E*TRADE Australia (which also serves New Zealand), E*TRADE Canada, E*TRADE Denmark, E*TRADE Japan KK, E*TRADE Korea, E*TRADE Norway, E*TRADE South Africa, E*TRADE Sweden, and E*TRADE U.K. Moreover, E*TRADE has institutional offices in ten countries with trading capabilities in 38 markets.

Products and Services

             Our global retail subsidiaries offer a variety of products and services including online stock and options trading as well as comprehensive market information provided by Reuters, Big Charts and local news vendors. In some cases, subsidiaries offer mutual funds, access to IPOs, and banking capabilities. During fiscal 2001, we intend to upgrade and improve the products and services we offer to clients through our international subsidiaries. A primary focus will continue to be rolling out cross-border trading, enabling foreign retail investors to have affordable access to U.S. equities online in real-time, and enabling U.S. retail investors to access several large overseas markets.

             We are also developing a Web-based product that will offer institutional clients an online trading and administration solution. The platform, which we expect to launch in the second quarter of fiscal 2001, will provide institutional customers with direct access to international exchanges and basket trading. Moreover, the platform will offer our institutional clients real-time, online access to statements and electronic settlement capabilities.

Customers and Markets

             As the sophistication of investors around the globe grows, our intention is to provide our investors with the content and tools to enable trading in multi-markets and multi-products from a single-access electronic gateway. On the retail side, our focus during fiscal 2001 will be to enable U.S. retail investors to access several large overseas markets through the development of a global cross-border trading network. We anticipate providing such access to foreign markets to all other customers around the globe, including providing overseas customers with access to U.S. markets, including our proprietary products. For our institutional customers, we are developing a fully-electronic network to allow more efficient access to global exchanges (as discussed above in Products and Services).

Operations

      Clearing

             The institutional side of our business currently outsources the majority of the clearing of its transactions to third parties around the world. During fiscal 2001, we intend to explore extending the self-clearing operations within the domestic retail business to our institutional business to take advantage of the efficiencies of self-clearing. In addition, we expect to gain further efficiencies from cross-border retail trading, where we anticipate that operations in each country will leverage the self-clearing infrastructures of operations in other countries that have a retail client base.

Lending and Borrowing Activities

             Margin Lending. As in our domestic retail operations, we make loans to customers collateralized by customer securities in other markets around the world. In the U.S., margin lending by E*TRADE Securities is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASDR margin requirements and our internal policies, which are more stringent than the Federal Reserve and NASDR requirements. In overseas markets the rules regarding margin lending vary significantly and are generally not as well defined as the rules within the U.S. We intend to adopt internal rules similar to those followed in the U.S. where those rules are more stringent than local rules. By permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us to below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. Under applicable overseas regulatory rules, in the event of a decline in the market value of the securities in a margin account, we are generally obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer’s equity in the account is at least a fixed percentage (25% in respect of NASDR regulations) of the value of the securities in the account. Our current internal requirement, however, is that the customer’s equity not fall below 30% (5% higher than the NASDR regulatory minimum). In the event a customer’s equity falls below such percentage, the customer will be required to increase the account’s equity to a percentage at least five percentage points higher. Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined. To the extent these activities expand, our net capital requirements around the world will increase. See “Item 7. Risk factors—We may be fined or forced out of business if we do not maintain the net capital levels required by regulators” and “Item 7. Risk factors—As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business.”

             Securities Lending and Borrowing. Similar to the U.S., and subject to the local regulatory environment, we may borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate (in the case of cash collateral) or pay a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are executed pursuant to written agreements with counterparties that require that the securities borrowed be “marked-to-market” on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are “marked-to-market” on a daily basis through the facilities of the various international clearing organizations.

             In our institutional business, we provide a number of services to a variety of clients. This mix of institutional customers includes large pension plans and insurance groups who control billions of dollars in assets which are available for securities lending and hedge funds that are large borrowers of securities. During fiscal 2001, we intend to explore the establishment of an international agency stock lending business to take advantage of our presence in both the institutional and retail global markets.

      Order Processing

             In most international markets, there are specific or implicit rules to ensure that customers obtain the best price. There are many factors that need to be taken into account when assessing best price, such as order size and liquidity of the stock. In each location we have established the necessary order-routing and management systems, seeking to ensure the best possible service to our customer in this respect. We anticipate that during fiscal 2001 we will be able to enhance this process further by the consolidation of the global cross-border retail flow and the institutional order flow for the benefit of both the retail and institutional client base. The technology to achieve this will be developed by combining the resources of our retail and institutional businesses with those of VERSUS, acquired in August 2000. See “Item 7. Risk factors—We could be subject to customer litigation and our reputation could be materially harmed if our ability to correctly process customer transactions is slowed or interrupted.’’

             The market for online investing services in the U.S. and overseas particularly over the Internet, is rapidly evolving and intensely competitive, and we expect competition to continue to intensify in the future. See “Item 7. Risk factors—Our business will suffer if we cannot effectively compete.’’

             The securities industry in the U.S. and overseas is subject to extensive regulation. See “Item 7. Risk factors—Our ability to attract customers and our profitability may suffer if changes in government regulation favor our competition or restrict our business practices’’ and “Item 7. Risk factors—We may be fined or forced out of business if we do not maintain the net capital levels required by regulators.’’

ASSET GATHERING AND OTHER

Business Overview

             Our asset gathering and other business segment is comprised primarily of the business activities of our mutual fund operations, BSG, and corporate operations.

      Mutual Funds

             In November 1997, we established a Mutual Fund Center, which now features more than 5,000 mutual funds, approximately 1,100 of which are available without transaction fees or loads. The center also offers several services free of charge, such as a state-of-the-art proprietary screening tool, and a wide spectrum of research, including risk measures, portfolio information, historical charts and online prospectuses. Mutual fund orders received by 4:00 p.m. EST result in purchases at the net asset value of the fund as of the day of order. We have eight proprietary mutual funds, four of which were launched in fiscal 2000, including the e-Commerce Index Fund and the Premier Money Market fund.

             Additionally, we have expanded the scope of the mutual funds group to encompass a broader range of investment vehicles, enabling us to provide a more diverse portfolio of product offerings to new and existing customers. Through our acquisition of eInvesting in July 2000, individual investors, as well as financial advisors and corporations offering portfolios to their employees, will be able to set up dollar-denominated, personalized portfolios via the Internet. Also, through the acquisition of (PrivateAccounts) in October 2000, we expect to further expand our product portfolio to offer separate account management services for those investors who are looking for private management of their money. We continue to expand our broad base of products and services to attract and retain all types of investors, from active investors to those who invest with a long-term, buy and hold strategy.

      Business Solutions Group

             In fiscal 1998, we acquired OptionsLink, formerly a division of Hambrecht & Quist LLC, and privately-held ShareData, Inc. (“ShareData”). OptionsLink was an all-electronic Web-based and interactive voice response inquiry and order entry system for employee stock option and stock purchase plan services for corporate stock plan participants. ShareData was a supplier of stock plan knowledge-based software and Full Service Stock Plan Administration (“FSSPA”) consulting services for pre-IPO and public companies. The products and services provided by these companies were combined and are now part of the corporate financial services offered by BSG. We believe that this service is the only one that offers a full spectrum of fully integrated electronic stock plan management services, including plan administration, compliance, employee communication, and online transaction capabilities. BSG represents an important potential growth segment for us and provides an opportunity to diversify our revenue stream while facilitating our cross-sell strategy. We currently offer products and services to over 3,300 corporations with online reach to over 1.4 million employees of those companies. Currently, initiatives to increase the scope of the BSG relationships include cross-selling various E*TRADE products such as employee banking services provided by the Bank, ATM services by placing ATMs at company locations where we have existing relationships, and an online 401(k) product.

      Corporate Operations

             Included in the asset gathering and other segment are the activities generated by our corporate operations. Corporate activities include the management of corporate held investments, participation in two venture capital funds (E*TRADE eCommerce Fund I and E*TRADE eCommerce Fund II), and the management of corporate borrowing activities. Corporate operations also encompass technology development, systems maintenance and operations, and general and administrative costs benefiting E*TRADE as a whole.

Growth Strategy

             The formation of the asset gathering business has enhanced our ability to focus on several key objectives, including targeting a more affluent customer base through new programs, increasing our “share-of-wallet” of  existing customers, and expanding the channels of distribution through which we provide services. We intend to continue to roll out new products and services to achieve these objectives, including focusing on retirement/401(k) programs, college savings plans, delivery of electronic advice, and tiered product offerings.

             Our business strategy includes expanding our product mix to include targeted and high value products and services, providing E*TRADE customers with a more personalized, integrated customer solution in meeting individual financial objectives. In the mutual fund and investment product business, we are executing on this strategy by continuing to enhance and market the mutual fund supermarket, while rolling out additional proprietary funds. Following our joint venture with Ernst and Young, LLP in September 2000, we are developing an electronic advice product that will provide customers with personalized financial advice based on their specific financial goals, and will provide recommendations on mutual funds that may help customers achieve their objectives. Additionally, as we roll out investment products from our acquisitions of eInvesting and PrivateAccounts, we will be able to provide new and differentiated products for our customer base. Some of the new products will also be offered for financial advisors as we target the intermediary channel.

             BSG will continue to focus on the Business-to-Business-to-Consumer strategy in providing products and services to corporations for end-use by their employees. We will also focus on cross-selling additional E*TRADE products to our corporate customers, and in turn, their employees. Among the products that we intend to cross-sell include an online 401(k) product and corporate banking.

             Through our high net worth initiatives, we intend to provide different levels of products and services to different tiers of customers, thereby encouraging customers to consolidate their assets at E*TRADE to receive premium services.

             Additionally, we expect our co-branded product initiatives to provide a range of online brokerage and banking services to companies that do not have an online presence. These initiatives target a company’s employees by providing links at the company’s Web site that send the employees to the co-branded products and services.

             See “Item 7. Risk factors—We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs” and “Item 7. Risk factors—Any failure to maintain our relationships with strategic partners or to make effective investments could harm our business.”

Customers and Markets

             The asset gathering business targets many of the same customers and markets as our domestic retail brokerage, banking, and global and institutional businesses. In addition, through our high net worth initiatives, we are executing upon our strategy to increase our customer and asset base, specifically targeting more established online investors by providing additional value to those customers who seek a breadth of product offerings.

             In addition to the direct retail customer base, BSG provides products and services directly to both public and private companies with stock purchase and stock option plans. Clients of BSG range in size and industry focus, from small pre-IPO clients to large public companies. As we expand the scope of our products and advice offerings, we expect the employees of these companies—the end-customer for E*TRADE—to benefit from the full array of products and services.

Operations

             To the extent that products and services within the asset gathering business are extensions of our domestic retail brokerage, banking, and global and institutional businesses, revenue streams and operations replicate those business lines. However, there are some aspects of the business that are unique to the asset gathering group.

             The mutual fund business derives revenues through a number of channels, including management fees from our proprietary funds, fee-sharing arrangements with third-party funds sold through the mutual fund supermarket, 12b-1 fees (administrative fees charged by funds), sales commissions paid by third-party load funds and transactions fees charged to investors on funds without fee-sharing agreements.

             E*TRADE Asset Management, a subsidiary of E*TRADE, is the investment advisor of all of our proprietary funds. Barclay’s Global Fund Advisors is the investment subadvisor of three of these funds. The other funds are set up in a structure wherein the specific E*TRADE fund invests all of its assets into a portfolio advised by Barclay’s  Global Fund Advisors. This portfolio always has the same investment objective as the E*TRADE Fund. This is commonly called a “master/feeder” structure.

             BSG, in providing Business-to-Business (“B2B”) products, generates revenue through a number of sources including:

      Equity Edge®— A world class stock plan administration software that is marketed to corporate clients from which we derive license and maintenance fees.
      OptionsLink®—Provides transaction and recordkeeping capabilities to corporate clients while enabling employees the power to conduct stock transactions and invest online when and how it’s convenient for them.
      Equity Resource®—A complete, fully integrated stock plan outsourcing solution. Services include stock plan administration and consulting, comprehensive and convenient customer support, product training and educational seminars.
      Emerging Companies Program—Takes small, pre-IPO firms into the future with administrative assistance and stock plan account management up to and through a public offering.
      Executive Services—Provides a suite of financial tools and services tailored to fit the needs of corporate officers and other high-net-worth individuals. E*TRADE’s Executive Services offers an array of services tailored to the needs of these individuals.

             BSG distributes its product and services to corporations through a nationwide direct sales force and third-party partnerships. As we deepen our presence in the B2B areas with additional products like our 401(k) and employee banking offerings, we expect to be able to provide new services and capture additional revenues.

             Many of our new initiatives, including the eInvesting products, have not been fully introduced into the marketplace and thus, any related revenues are not currently significant to our consolidated results. See “Item 7. Risk factors—We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs.”

STRATEGIC RELATIONSHIPS

             Benefiting each of our business segments, we pursue strategic relationships to increase our access to online consumers, to build brand name recognition and to expand the products and services we provide to our online customers. We have established a number of strategic relationships, both domestic and international, including online and Internet service providers and software and information service providers. See “Item 7. Risk factors—Any failure to maintain our relationships with strategic partners or to make effective investments could harm our business.’’

Core Business Expansion

             We have secured or are actively pursuing alliances with (i) Internet access and service providers, (ii) Internet content providers, (iii) online and offline affinity programs, and (iv) electronic commerce companies. These alliances are intended to increase our core customer base, transaction volume and operational efficiency and to further enhance our brand name recognition.

New Account Acquisition

             We have developed strategic alliances in key channels in order to expand new account acquisition. These channels include proprietary online services, Internet service providers, popular destination and financial content Web sites, airlines, hotels and financial products. Key alliances include:

             Internet

      America Online. Since 1998, we have enjoyed a successful partnership with AOL, the nation’s largest provider of Internet service and content. Overwhelming response to the “Get 6 Free Months of AOL” offer has increased exposure and expanded our commitment to AOL

      Yahoo! For the past three years, we have designed various marketing and promotional programs designed to build the E*TRADE brand and generate new accounts.

      Microsoft. Our exposure on Microsoft Money Central, the Microsoft Brokerage Center and other areas of MSN has resulted in very efficient new account acquisition. We are also the exclusive sponsor of Microsoft Money 2000, recently ranked as the #1 Personal Financial Management Software by PC Magazine and CNET.

             Airlines

      United Airlines. Our very first airline partner continues to be a successful source of new accounts. United’s Mileage Plus customers can earn miles at tiered levels based upon the size of their initial deposit. Miles can also be earned by customers who refer friends who open E*TRADE accounts.
      Delta Airlines (“DAL”). The DAL partnership successfully kicked off in February 2000 with tiered mileage and refer-a-friend offers presented to Delta Skymiles customers.
      Northwest Airlines (“NWA”). Our alliance with NWA was launched in July 2000 with tiered mileage and refer-a-friend offers and is expected to deliver high-value customers.
      Trans World Airlines (“TWA”). E*TRADE’s alliance with TWA is expected to begin in November 2000 with tiered mileage offers mailed and emailed to their customer base.

             Hotels

      Hilton HHonors. We have entered into a co-marketing agreement with Hilton HHonors, to offer HHonors Bonus points to members who open accounts with us.
      Marriott. Tiered points offers presented to the Marriott Rewards customer base has become an efficient new account driver.

             Others

      Intuit. Our alliance with Intuit began in 1998 with a new account message and offer in each of 3,000,000 Turbo-Tax software packages. In 1999, we offered a custom version of its popular software to everyone who opened a new E*TRADE IRA account. In 2000, our partnership continues with both offers presented to Turbo-Tax customers.

MARKETING

             Our marketing strategy is based on an integrated marketing model that employs a mix of communications media. The goals of our marketing programs are to increase our brand name recognition, attract new customers, and to increase the value of existing customers. We pursue these goals through advertising, marketing on our Web site and other online opportunities, direct one-on-one marketing, affinity marketing programs, public relations, and co-marketing programs. All communications with the public by our U.S. broker-dealer subsidiaries, including E*TRADE Securities, are regulated by the NASDR.

             Our advertising builds awareness of and preference for E*TRADE, positioning E*TRADE as a better way of handling securities transactions, accessing financial and market data, and managing individual investor portfolios. We use promotionally-oriented Direct Response TV which has proven to be an efficient way to generate accounts. In addition to television, we use print advertising in a broad range of financial and business publications. Advertising directs prospects to call a 1-800 number or to go to www.etrade.com. Through the E*TRADE Web site, prospects can get detailed information on our services, use an interactive demonstration, play the E*TRADE Game, request additional information, and complete an account application online.

             In fiscal 2000 we transitioned from the “Telebank’’ brand to “E*TRADE Bank.” We believe that linking our high-value integrated financial products, superior customer service and “anytime, anywhere, anyway” convenience to the well-known “E*TRADE” brand will enable us to attract a growing number of customers. We also believe that building low-cost and convenient delivery channels for our products – including the online and wireless platforms—will resonate with consumers increasingly attracted to alternative channels for the delivery of their financial services. In pursuing our strategy this year, we also increased our marketing expenditures significantly to implement a targeted, national advertising campaign and marketing initiative. Our marketing plan targets customers in all 50 states who value the convenience and premium rates of our high-value products. The three main initiatives of our marketing plan are national advertising through out-of-home, print, radio and online media; marketing alliances with popular Web sites such as Yahoo! and E-Loan; and affinity partnerships with national organizations such as Sam’s Club.

Public Relations

             Our external corporate communications team is chartered with protecting, promoting and strengthening our corporate reputation and brand. Through proactive outreach to local and national broadcast/print media, the external team communicates our value proposition and corporate strategy to a broad consumer audience. As a result, the Company has received extensive coverage from major media outlets and publications, including BusinessWeek, The New York Times, The Wall Street Journal, Time, CNN, CNBC and many more. The team is also responsible for the strategic placement of executive speaking opportunities.

TECHNOLOGY DEVELOPMENT

Investment

             We have made significant investments in our technology over the last three years. Investments have been made in all areas of technology including development, operations, transaction capacity, and our data center facilities. As the business and markets have grown, we have made the necessary technological investments to continue our technology leadership in the online financial services business. Technology development expenses were $142.9 million, $79.9 million and $36.2 million in fiscal 2000, 1999 and 1998 respectively. In addition, costs of $61.5 million, $12.8 million and $10.2 million, in fiscal 2000, 1999 and 1998, respectively, were capitalized to internally developed software.

             We have established technology centers in both Rancho Cordova, California and Alpharetta, Georgia which support our U.S. domestic operations. These facilities support systems, network services, trading, customer service, transaction redundancy and provide backup between the two locations, thereby providing an operational system in the event of a service interruption at either facility. In April 2000, we opened our new Regional Operations Center (“ROC”) in Alpharetta. This state of the art data center facility has 50,000 square feet of raised floor and allows us exceptional levels of redundancy and expansion capacity. As a result of our acquisition of ETFC, we also support a data center in Arlington, Virginia.

             In addition, we have recently opened our new European Regional Operations Center (“EROC”) in London, UK. This technology center was designed to host and manage the information technology (“IT”) infrastructure for E*TRADE retail branded Web sites in Europe, the Middle East and Africa (“EMEA”). EROC will administer and monitor all Web pages, managing content provision and third party transactions involving the E*TRADE Web interface throughout the EMEA region.

U.S. Domestic Retail Technology

      Transaction-Enabling Technology

             Our proprietary transaction-enabling technology engine automates traditionally labor-intensive transactions. Because it was custom-tailored for electronic marketplace use, our engine provides customers with efficient service and has the added advantage of being scalable and adaptable as usage increases and service offerings are expanded. Beyond these features, the multi-tiered design of our engine and related software allows for rapid expansion of network and computing capacity without interrupting service or requiring replacement of existing hardware or software.

             Our transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity, option, mutual fund and fixed income transactions. Our core technology is based on our proprietary Stateless Architecture®. The architecture provides the key drivers of our techno-business strategy (i.e., reliability, scalability, reusability and security). The primary components include a graphical user interface, the session manager, the transaction process monitor, the data manager and the transaction processor. See “Item 7. Risk factors—We could be subject to customer litigation and our reputation could be materially harmed if our ability to correctly process customer transactions is slowed or interrupted’’ and “Item 7. Risk factors—Our business depends on our ability to protect our intellectual property.’’

    Graphical User Interface. Our graphical user interface, or GUI, environment is based on Netscape Communications Corporation’s (“Netscape”) secure enterprise server and currently can be accessed by individuals utilizing Netscape Navigator or Microsoft Internet Explorer. Our GUI connects to the session manager server through a group of Sun Microsystems, Inc.’s (“Sun”) servers. These “Web servers” provide for load balancing using Resonate software and offer immediate scalability. Access is restricted through the use of secured network servers and routers.
    The Session Manager. The session manager’s primary function is to maintain session and state and provide a consistent, reliable user experience. The session manager is based on the Netscape Application Server product and runs on a uniquely configured group of Sun servers. The servers are redundant and configured dynamically so that even if a server has a problem, it does not impact the user. By deploying dynamic load balancing capabilities, the servers dynamically re-allocate load if a server becomes non-operational. If a server is added, it will also dynamically allocate load, so additional capacity may be added without scheduling a system outage.
    The Transaction Process Monitor. The transaction process monitor provides transaction delivery and establishes the business logic by which a transaction is or is not executed. Based on BEA Systems, Inc.’s (“BEA”) Tuxedo product, the monitor accepts a transaction from the session manager and evaluates it using business logic written in Java reusable code objects, stored at the Tuxedo services layer. The transaction is tagged, monitored and accepted or rejected at this layer. If accepted, it is then passed along to the data manager and, if appropriate, the automated transaction processing layer.
    The Data Manager. Storing and retrieving content and information for the Internet and Interactive Voice Response (“IVR”) system interfaces is the role of the data manager. Based on Oracle Corporation’s (“Oracle”) data technology, content is received from our content provider partners, stored in uniquely designed databases and caching servers and passed on to our users. Our data servers are based on Sun technology and are secure and redundant, providing rapid, reliable, safe information access and retrieval.
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

Banking Technology

             Our core banking system is a Unix-based, client server and relational database product operating in a high availability environment. This system manages all the core banking interfaces with the Federal Reserve for automated clearing house processing, a third party ATM/Debit card processor for real-time communication, and the voice response unit system, which enables customers to access their accounts via the telephone. The system also supports an interface for customer account access through Yahoo!, and interfaces to the Internet banking platform and an on-line bill-pay provider. Banking operations are also supported by a number of custom applications which allow for efficient customer fulfillment, service, and reporting.

             The Bank Web environment is based on an NT operating system, supports online applications processes, and provides Web applications and tools such as the ATM locator, alerts, and rate calculators. The Bank’s Internet banking platform is provided by S1 Corporation, which also hosts the Bank’s Internet applications on their site in Georgia. The Bank’s Web site is an NT based, hosted application that provides the user interface and functionality to support all Internet-based banking operations including bill payment, account transfers, transaction reporting, and account statements.

Global Technology

             Having evolved our domestic Stateless Architecture® into a high availability, high scalability architecture for international use, E*TRADE International launched services in four new countries during fiscal 2000: E*TRADE Japan, Korea, Norway and Denmark. Labeled IIP, for International Investment Product (patent pending), the U.S. architecture was modified to provide for multi-currency and multi-language support. Prior to a launch in a new country, IIP is customized for local regulatory, cultural and language services. In addition, services common in the target country are identified and engineered into the IIP platform.

             The front-end systems, engineered on SUN platforms, supporting content, information and portfolios for each country, are centrally located for regional support. During mid-year, E*TRADE International opened the EROC in London, UK with the supporting Operational Control Center and staff located in Dublin, Ireland. The EROC supports the E*TRADE Sweden and Norway front-end systems and provides operational support for E*TRADE UK, Denmark and South Africa. E*TRADE Australia, Japan and Canada’s front-end systems are hosted in the E*TRADE U.S. Regional Operation Centers. We plan to open an Asian data center in fiscal 2001 to support E*TRADE Asian and Pacific Rim countries.

             Transaction execution, clearing and settlement, and customer books and records maintenance, are functions provided by the back-office systems within each country. Transaction orders are passed from the front-end systems via global networks to the respective country back-office systems for execution and processing.

      European Regional Operations Center (EROC)

             EROC’s centralized technology brings ‘24 by 7’ dedicated technical support to ensure Web site availability and performance of all E*TRADE Internet sites in the EMEA area. The EROC is a key component of E*TRADE’s fully electronic global cross border trading network, providing the hub through which all European cross border communications move. The network, which is inherently scalable and cost-efficient, is ultimately expected to link twenty of the top international equities markets.

             EROC’s multi-tiered system, which is engineered for fault-tolerance and high-scalability, manages session and state for large volume transactions. All information services, quotes and content are provided within this infrastructure, with trade orders and functionality being passed to back-office trading systems in each country through well-defined interfaces. Customer books and records are also maintained by the back office to ensure country privacy laws are adhered to. The EROC architecture allows for flexibility in additions and upgrades to hardware and software components enabling the addition of new distribution channels such as personal digital assistants, interactive TV and mobile phones with minimal redesign.

             Based in London, the EROC currently supports E*TRADE Sweden and Norway while operations in the UK, Denmark and South Africa will migrate their technology shortly. As new E*TRADE sites are launched in Germany, Israel and elsewhere in the EMEA region, their Web technology will also be managed by EROC.

Security

             A significant risk to online commerce and communication is the insecure transmission of confidential information over public networks. See “Item 7. Special Investment Considerations—Our business could suffer if we cannot protect the confidentiality of customer information transmitted over public networks.”

             We use a combination of proprietary and industry standard security measures throughout our global technology operations and networks to protect customers’ accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. and secure sockets layer technology, to provide the security and authentication necessary to effect the secure exchange and storage of information. Touch-tone telephone transactions are secured through a personal identification number, the same technology used in automated teller machines. A second level of password protection is used prior to order placement. We also have an agreement to provide digital certification and authentication services for electronic commerce through our alliance with VeriSign, Inc. Additionally, we utilize intrusion detection systems to be alerted to unauthorized access, centralized and automated access control management to limit access to customer data, firewalls and other network device controls, cryptographic access authentication by employees, and audit and logging to monitor systems and conformance to policies.

CUSTOMER SERVICE

             In an era in which consumers demand efficient, personalized and high-quality service, we are focused on providing an electronic self-service model complemented by a human touch. During fiscal 2000, we built on our commitment to offer a two-track approach that empowers the customer with advanced tools to manage investment decisions, while still providing personalized assistance from customer service associates. Customer service is provided through the Help Center, our 24-hour electronic resource, and through live agents. Our customer service associates help customers who prefer to speak to an agent, handle product and service inquiries and address all brokerage and technical questions. Our current policy specifies that customer service associates have or must obtain the appropriate securities broker’s license. See “Item 7. Risk factors—Our ability to process securities transaction orders during systems failures or degradation depends on our having a sufficient number of qualified customer service personnel.” Key service features and tools include the following:

    24×7×366 Live Agent Customer Service—In August 1999, we expanded our offering to include 24×7×366 live agent customer service, allowing customers to contact us for quality support when they need support, not only when the securities markets are open.
    Customer Information Systems—We have invested in new systems and processes to better leverage customer information in order to provide a better overall customer experience. In late fiscal 2000, we will begin to provide significantly enhanced desktop tools, advanced routing of incoming inquiries, and personalized interactions based on customer preference and need. We will also launch instant messaging and Web collaboration to our customers to provide an alternative channel for communication.
    TriLingual Live Agent Support—In the fall of 2000 we will be introducing live agent support for our customers who speak Cantonese, Mandarin and/or English.
    Customer Service Live Forums—These online town hall sessions allow hundreds of customers to be serviced simultaneously via interactive sessions on our Web site. We host both general and topical sessions.
    The Learning Center—The Learning Center provides self-directed investors with information on all of our products and services.
    The Tour—This online tour of our products and services allows customers to learn about us at their own pace in a self-directed environment.
    The Knowledge Center—Launched in late fiscal 1999, the Knowledge Center provides self-directed investors with valuable general investing information on subjects, such as stocks, bonds, options, mutual funds, and market centers.
    Ask E*TRADE—In late fiscal 1999, we launched Ask E*TRADE, allowing customers to more easily find answers to their investing questions. Powered by the Ask Jeeves search engine technology, Ask E*TRADE is a powerful natural language tool that allows users to simply input their question, in either complete sentences or key words. Ask E*TRADE then provides links to the content in the Learning Center that corresponds to the question input.
    Getting Started—We have also launched a Getting Started feature to provide new and potential customers with information in three areas: opening an account, funding an account, and making the first trade. Questions in these areas represent a significant percentage of inquiries from customers who have had accounts less than 90 days.
    Proactive Service Notifications—Customers submitting a service request receive two important services: customized information regarding the request, including specific identification of the type of request submitted, the specific timeline involved in responding to the request, an ID number for the customer’s reference and an e-mail sent to the customer once the service request is completed, providing specific information. This service notification is intended to make customers understand and feel comfortable with their electronic service experience by keeping them informed throughout the process, and by providing assurance that their request will be carried out accurately and in a timely manner.

COMPETITION

      Major Competitors

             The market for electronic financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. As we continue to diversify our services beyond online domestic retail brokerage offerings to include banking, global cross-border trading, mutual fund offerings, and institutional investing, the number of competitors in these varied market spaces will also increase. We face direct competition from full commission brokerage firms, discount brokerage firms, online brokerage firms, and both pure-play Internet banks as well as traditional “brick & mortar” commercial banks providing touch-tone telephone or online banking services. In addition, we compete with mutual fund companies, which provide money market funds, cash management accounts and/or electronic bill pay/bill presentment services. As we continue our global expansion, we anticipate that there will be one or two large specialist players who will follow us in the retail cross-border trading area. In addition, there will be regional competition from specialists with a pan-regional focus in Europe and Asia.

      Factors Affecting Competition

             We plan to be the first broker providing a truly online electronic cross-border trading product to our retail customers around the world, establishing us as the market leader in this area. We believe that the first to market advantage coupled with our brand recognition, commitment to providing superior content, tools that assist in investment decision-making, and our proprietary technology, the scalability of which has already been proven within the U.S., will make it more costly for others to enter the market. Further, though the development of Electronic Communications Networks will provide us with the benefit of lower access costs to global markets, it should also be recognized that such developments would lower the barriers to entry of global trading and could provide large domestic competitors in some markets with immediate access to cross-border markets. See “Item 7. Risk factors—Our business will su ffer if we cannot effectively compete”, “Item 7. Risk factors—Our inability to expand our technology could seriously harm our business”, and “Item 7. Risk factors—If our international efforts are not successful, our business growth will be harmed and our resources will not have been used efficiently.”

REGULATION

             Our business is subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which have been charged with the protection of the financial markets and the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the SEC, the NASDR, the New York Stock Exchange, the FDIC, the Municipal Securities Rulemaking Board, and the OTS. In other areas of the world, these regulators include the Financial Services Authority, the Securities and Futures Authority, the Bermuda Monetary Authority, and the Office of Superintendent of Financial Institutions in Canada, among many others. Additional legislation and regulations and changes in rules may directly affect our manner of operation and profitability.

             E*TRADE Securities, Inc. and certain of our other subsidiaries are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the NASDR and the securities exchanges of which each is a member.

             Similarly, E*TRADE and ETFC, as savings and loan holding companies, and the Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

             The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. For example, our broker-dealer entities are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASDR, and could ultimately lead to the firm’s liquidation.

             Similarly, banks, such as the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a bank’s operations and financial statements. For more information about capital requirement and other risks relating to the regulation of our business, see “Item 8. Consolidated Financial Statements and Supplementary Data” and all risks disclosed in “Item 7. Risk factors—Risks Relating to the Regulation of Our Business.”

ASSOCIATES

             At September 30, 2000, we had 3,778 associates. None of our associates are subject to collective bargaining agreements or represented by a union. We consider our relations with our associates to be good. See “Item 7. Risk factors—Our inability to retain and hire skilled personnel and senior management could seriously harm our business.”

EXECUTIVE OFFICERS OF THE REGISTRANT

             In addition to the chief executive officer who is also a director of the Company, the following executive officers are not directors and serve at the discretion of the board of directors:
Name	Age	Position
Jerry D. Gramaglia	45	President and Chief Operating Officer
Leonard C. Purkis	52	Chief Financial Officer
Judy Balint	47	Chief International Officer
Thomas A. Bevilacqua	44	Chief Strategic Investment Officer
Mitchell H. Caplan	43	Chief Banking Officer
Connie M. Dotson	51	Chief Service Quality Officer
Amy J. Errett	42	Chief Asset Gathering Officer
Pamela S. Kramer	40	Chief Strategy and Content Development Officer
Joshua Levine	46	Chief Technology Officer
R. Jarrett Lilien	38	Chief Brokerage Officer
Dennis L. Lundien	59	Chief Internal Audit and Privacy Officer
G. Michael Sievert	31	Chief Sales and Marketing Officer
Theodore J. Theophilos	47	Chief Legal Affairs Officer and Corporate Secretary
Charles W. Thomson	59	Chief People and Culture Officer
Brigitte VanBaelen	31	Chief Community Relations Officer and Assistant Corporate Secretary

             Jerry D. Gramaglia became the president and chief operating officer of E*TRADE Group, Inc. in May 2000. Prior to joining the Company in June 1998 as chief sales and marketing officer, Mr. Gramaglia was vice president of marketing for Sprint Corporation’s consumer division from 1997 to 1998, partner at Freelink Communications from 1996 to 1997, and senior vice president of marketing for Taco Bell Corporation, a division of Pepsico from 1994 to 1996. He has also held a general management and marketing positions for major global companies, including Procter & Gamble and Nestle Corporation. Mr. Gramaglia earned a Bachelor’s degree in Economics from Denison University.

             Leonard C. Purkis is the chief financial officer of E*TRADE Group, Inc. Mr. Purkis previously served as chief financial officer of Iomega Corporation from 1995 to 1998. Prior to joining Iomega, he served in numerous senior level domestic and international finance positions for General Electric Co. and its subsidiaries, culminating his career there as senior vice president, finance, for GE Capital Fleet Services. A native of Cardiff, Wales,

Mr. Purkis is a graduate of the Institute of Chartered Accountants in England and Wales, and began his career as an audit manager at Coopers & Lybrand.

             Judy Balint is the chief international officer of E*TRADE Group, Inc. From March 1997 to June 1998, Ms. Balint served as our senior vice president, global marketing and strategic business development. Prior to joining E*TRADE, Ms. Balint was senior vice president and corporate director of marketing for National Processing, Inc., consultants in transaction technology. Ms. Balint has held a variety of senior executive positions for DHL, Federal Express, and CME-KHBB, a global advertising network of the former Saatchi & Saatchi Group. She earned a Bachelor’s degree in Journalism from the University of Wisconsin, Madison and an MBA in international business from the Monterey Institute of International Studies in Monterey, California.

             Thomas A. Bevilacqua is the chief strategic investment officer of E*TRADE Group, Inc. Mr. Bevilacqua also serves as the managing general partner of two venture capital funds associated with the Company. Prior to joining E*TRADE in March 1999, Mr. Bevilacqua was a partner at Brobeck, Phleger & Harrison LLP, where he was also a member of the Executive Committee and co-head of the firm’s Information Technology Practice Group and internal Venture Investment Fund. He also has been a partner with the law firm of Orrick, Herrington & Sutcliffe, where he began as an associate. Mr. Bevilacqua earned a Bachelor’s degree in Business Administration from the University of California, Berkeley, and a Juris Doctor from the University of California, San Francisco.

             Mitchell H. Caplan is the chief banking officer of E*TRADE Group, Inc. Mr. Caplan is also currently the chairman of the board, president and chief executive officer of ETFC and the Bank, and is the vice president and a director of E*TRADE Capital Markets, Inc. Prior to the acquisition of ETFC, Mr. Caplan served as vice chairman of the board of directors, president and chief executive officer of Telebanc Financial Corporation, and Telebank, a federally chartered savings bank, renamed E*TRADE Bank. Prior to joining ETFC, Mr. Caplan was a partner in the law firm of Danziger & Caplan from 1990 through 1993. From 1985 through 1990, he represented and advised private and public commercial institutions as an associate of the law firm of Shearman & Sterling. Mr. Caplan holds a Juris Doctor and an MBA from Emory University and a Bachelor’s degree in History from Brandeis University.

             Connie M. Dotson is the chief service quality officer of E*TRADE Group, Inc. Ms. Dotson joined E*TRADE in 1996 as our customer service manager and was named vice president in 1997. Prior to joining E*TRADE, Ms. Dotson served as senior vice president for CableData Operations, U.S. Computer Services/CableData, Inc., where she was responsible for the planning, organization and control of all CableData operational and support departments including customer service, systems support, new business conversions, training and field services.

             Amy J. Errett is the chief asset gathering officer of E*TRADE Group, Inc. Ms. Errett joined E*TRADE in April 2000 as our first chief asset gathering officer. Ms. Errett was formerly the founder, chairman and CEO of the Spectrem Group and a senior vice president at Bankers Trust Company. Ms. Errett has an MBA in Finance from the Wharton School at the University of Pennsylvania and a Bachelor’s degree in Liberal Arts from the University of Connecticut.

             Pamela S. Kramer is the chief strategy and content development officer of E*TRADE Group, Inc. Ms. Kramer was appointed chief content development officer for E*TRADE in January 2000. Prior to this role, she served as E*TRADE’s vice president, Digital Financial Media, focusing on initiatives to deliver the world’s first global electronic financial network. Ms. Kramer joined E*TRADE in September 1995 to drive the design and development of our first commercial Web site. Ms. Kramer previously held marketing positions at Storm Technology, the University of Rochester Simon School, and Salomon Brothers Inc. She was also a co-founder of CyberPuppy Software, an award-winning educational software company. Ms. Kramer holds a Master’s degree in East Asian studies from Cornell University and a Bachelor’s degree in English literature from the University of Buffalo in New York.< /p>

             Joshua Levine is the chief technology officer of E*TRADE Group, Inc. Prior to joining E*TRADE in October 1999, Mr. Levine was the managing director and global head of equities technology for Deutsche Bank. At Deutsche Bank, Mr. Levine also managed and directed the acquisition of staff and technologies for two major acquisitions, NatWest Markets and Bankers Trust. From 1985 to 1997, Mr. Levine was with Morgan Stanley, ultimately as a managing director and chief technology officer, and a senior member of the IT operating committee. Prior to that, Mr. Levine worked at IBM as a consultant and sold computer timesharing. He is co-author of “Application Systems in APL” published by Prentice-Hall 1985.

             R. Jarrett Lilien is the chief brokerage officer of E*TRADE Group, Inc. Prior to joining E*TRADE, Mr. Lilien spent ten years as the chief executive officer of TIR (Holdings, Limited) which E*TRADE acquired in August 1999. Prior to TIR, Mr. Lilien held positions at Paine Webber and Autranet, a division of Donaldson, Lufkin & Jenrette, Inc. Mr. Lilien holds a Bachelor’s degree in Economics from the University of Vermont.

             Dennis L. Lundien is the chief internal audit and privacy officer of E*TRADE Group, Inc. Prior to this new role, Mr. Lundien served as vice president for E*TRADE Ventures. Before joining E*TRADE, Mr. Lundien spent 27 years at Intel Corporation, where he obtained experience in systems operations, development and implementation; the development of policies and procedures; risk assessment and risk management; and treasury management and accounting. Mr. Lundien holds a Bachelor’s degree in Accounting from Sacramento State College.

             G. Michael Sievert is the chief sales and marketing officer of E*TRADE Group, Inc. Mr. Sievert joined E*TRADE Group, Inc. in 1998, following a career in marketing and brand management at several major companies. Most recently, Mr. Sievert managed brand and product marketing for the worldwide IBM PC business. Prior to his tenure at IBM, Mr. Sievert managed new product marketing for Procter and Gamble. Mr. Sievert earned a Bachelor’s degree in Economics from the Wharton School at the University of Pennsylvania.

             Theodore J. Theophilos is the chief legal affairs officer of E*TRADE Group, Inc., as well as the Company’s corporate secretary. Mr. Theophilos joined E*TRADE in December 1999. Formerly, Mr. Theophilos was the executive vice president of corporate development and legal affairs at True North Communications, Inc., where he was responsible for corporate development and strategic planning. He supervised all legal affairs for the company and its major affiliates, Foote, Cone & Belding Worldwide and Bozell Worldwide. Mr. Theophilos previously served as senior vice president and general counsel of the A.C. Nielsen Company, and was a senior partner in the New York office of law firm Sidley & Austin where he practiced for 16 years. He earned his Juris Doctor from the University of Chicago, as well as a Bachelor’s degree and Master’s degree from Northwestern University.

             Charles W. Thomson is the chief people and culture officer of E*TRADE Group, Inc. Mr. Thomson previously headed the personnel division of FedEx Corporation. Prior to FedEx, Mr. Thomson held senior human resources positions at major air transport companies, including United Airlines, Frontier Airlines, and Flying Tiger. Mr. Thomson earned a Master’s degree and Juris Doctor from Northwestern University, and received his Bachelor’s degree from the University of Michigan.

             Brigitte VanBaelen is the chief community relations officer of E*TRADE Group, Inc., and the assistant corporate secretary. Ms. VanBaelen has responsibility for managing E*TRADE’s community outreach efforts, which includes community relations activities and the Company’s philanthropic program. Since joining E*TRADE in August 1996, Ms. VanBaelen has held various management positions in marketing and executive services. Previously, Ms. VanBaelen was the director of global marketing for the A.C. Nielsen Company where she focused on integrating local marketing efforts into one global strategy. Ms. VanBaelen earned a degree in communications and public relations from the COOVI University in Brussels, Belgium.

ITEM 2.   PROPERTIES

             Our corporate headquarters are located in Menlo Park, California. Our domestic retail brokerage business leases facilities in Menlo Park and surrounding cities in California, Rancho Cordova, California, and Alpharetta, Georgia. Our global and institutional business leases facilities in New York, Canada, South Africa, Australia, Southeast Asia, and Europe. Our banking business owns a building in Arlington, Virginia, and leases a facility in Portland, Oregon. Our asset gathering and other operating segment leases facilities in San Francisco and surrounding cities in California. The leases expire at various dates through 2025.

ITEM 3.   LEGAL AND ADMINISTRATIVE PROCEEDINGS

             On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our commission rates and our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. The action seeks injunctive relief enjoining the purported deceptive and unfair practices alleged in the action and also seeks unspecified compensatory and punitive damages, as well as attorney fees. On June 1, 1999, the Court entered an order denying plaintiffs’ motion for class certification. On January 25, 2000, the court ordered plaintiffs to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. A motion to modify that order was denied on July 13, 2000. We are unable to predict the ultimate outcome of this proceeding.

             On February 11, 1999, a putative class action was filed in the Supreme Court of New York, County of New York, by Evan Berger, on behalf of himself and other similarly situated individuals. The action alleges, among other things, that our advertising, other communications and business practices regarding our ability to timely execute and confirm transactions through our online brokerage services were false and deceptive. Plaintiff seeks unspecified damages based on causes of action for breach of contract and violation of New York consumer protection statutes. By a Decision and Order, entered March 28, 2000, the Court ordered plaintiff to proceed to arbitration on his breach of contract claim and granted our motion to dismiss plaintiff’s consumer protection claims. Although plaintiff has not filed for arbitration to date, we are unable to predict the ultimate outcome of this proceeding.

             On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks unspecified damages and injunctive relief arising out of, among other things, plaintiff’s alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. By a Journal Entry and Opinion, dated March 16, 2000, the Court of Appeals reversed the Court of Common Pleas’ decision and remanded this case to the Court of Common Pleas on the grounds that the Court of Common Pleas’ resolution of our motion to compel arbitration could not be determined until it first determined whether this case should be certified as a class action. On June 16, 2000, we filed a “Motion to Dismiss for Lack of Subject Matter Jurisdiction” to which we anticipate plaintiff will be responding in the near future. On September 29, 2000, Plaintiff filed her First Amended Complaint, and Motion for Class Certification. We are unable to predict at this time, the ultimate outcome of this proceeding.

             On March 10, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Raj Chadha. The Chadha complaint seeks unspecified damages and injunctive relief arising out of, among other things, February 3, 4, and 5, 1999, system interruptions. Plaintiff brings causes of action for breach of fiduciary duty, violations of the Consumer Legal Remedies Act, and violations of the California Unfair Business Practices Act. On July 29, 1999, the Court granted our petition to compel arbitration and stayed all further proceedings. We are unable to predict the ultimate outcome of this proceeding.

             On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks unspecified damages and injunctive relief arising out of, among other things, plaintiff’s alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. On September 23, 1999, the Superior Court denied our motion to compel arbitration. We filed an appeal in October 1999, and all briefing and arguments on that appeal have now been completed. We are unable to predict the ultimate outcome of this proceeding.

             On April 14, 1999, a putative class action was filed in the Superior Court of California, County of Los Angeles, by Matthew J. Rosenberg. Plaintiff seeks injunctive relief based on alleged violations of the California Unfair Business Practices Act regarding the extent to which shares in IPOs were made available to our customers. On October 6, 1999, the Superior Court dismissed plaintiff’s class action claims with prejudice but granted plaintiff leave to amend his claim for injunctive relief. Plaintiff filed an amended complaint on October 26, 1999, and we subsequently filed a petition to compel arbitration that was granted on December 29, 1999. On February 29, 2000, plaintiff filed a notice of appeal, and the Court of Appeal for the State of California, Second Appellate District, dismissed plaintiff’s appeal on July 20, 2000. We are unable to predict the ultimate outcome of this proceeding.

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

             From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations. We are also subject to periodic regulatory audits and inspections.

             The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. We are aware of several instances of our noncompliance with applicable regulations. In particular, in fiscal 1997, our failure to timely renew our broker-dealer registration in Ohio resulted in a $4.3 million pre-tax charge against earnings.

             We maintain insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that we insure against are comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, Fidelity (crime) Bond, and errors and omissions liability. We believe that such insurance coverage is adequate for the purpose of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

PART II

    ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

Price Range of Common Stock

             The Company’s common stock has been traded on the NASDAQ National Market under the symbol EGRP since the Company’s initial public offering on August 16, 1996. The following table shows the closing high and low sale prices of the Company’s common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low

Fiscal 1999:
First Quarter	$16.25	$2.50
Second Quarter	$33.22	$12.74
Third Quarter	$72.25	$29.38
Fourth Quarter	$42.63	$21.31

Fiscal 2000:
First Quarter	$39.19	$22.19
Second Quarter	$32.63	$19.94
Third Quarter	$27.44	$13.94
Fourth Quarter	$19.75	$13.94

             The closing sale price of the Company’s common stock as reported by the NASDAQ National Market on November 6, 2000 was $14.688 per share. As of that date there were 2,118 holders of record of the Company’s common stock.

Dividends

             The Company has never declared or paid cash dividends on its capital stock. TIR (Holdings) Limited (“TIR”), which was acquired in August 1999, and accounted for as a pooling of interests, issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, in April 1996, and paid dividends totaling $222,000 and $240,000 in fiscal 1999 and 1998, respectively. E*TRADE Financial Corporation (“ETFC”), formerly Telebanc Financial Corporation, which was acquired in January 2000, and accounted for as a pooling of interests, issued a special dividend in the amount of 251,948 shares of common stock in fiscal 1998. In connection with the special dividend, ETFC recorded a $1.7 million nonrecurring, non-cash charge related to the additional preferred stock dividend payable in common stock, which was based on the fair market value of the common stock at the time the dividend was paid. The total preferred stock dividend recorded in fiscal 1998 was $2.1 million. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon a number of factors, including future earnings, the success of the Company’s business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

             On May 5, 2000, the Company acquired Card Capture Services, Inc. (“CCS”), now E*TRADE Access, Inc. (“E*TRADE Access”) and registered on a Form S-3 registration statement all but 251,004 shares of the Company’s common stock issued in connection with the acquisition. The 251,004 unregistered shares were placed in escrow for a minimum of one calendar year from the date of acquisition, as security against any disputed claims. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering.

             On June 30, September 14, September 29 and October 25, 2000 the Company issued 169,025 shares, 168,593 shares, 3,774 shares and 348,190 shares, respectively, of unregistered common stock in connection with the cashless exercises of certain warrants to purchase shares of common stock, the obligations under which were assumed in connection with the Company’s acquisition of Telebanc Financial Corporation (“Telebanc”), now E*TRADE Financial Corporation (“ETFC”). No underwriters were involved and there were no underwriting discounts or commissions. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that warrants were sold by the original issuer in a sale not involving a public offering.

             On July 31, 2000, the Company entered into an agreement whereby the Company issued 230,447 shares of its common stock in connection with the acquisition of Electronic Investing Corporation (“eInvesting”). The consideration for such issuance consisted of all the issued and outstanding capital stock of eInvesting. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold in a sale not involving a public offering. In addition, if eInvesting achieves certain operating milestones, its shareowners will be eligible to be issued up to an additional 255,000 shares of the Company’s common stock.

             On October 31, 2000, the Company acquired all of the issued and outstanding common stock of PrivateAccounts, Inc. (“PrivateAccounts”). The Company issued approximately 618,000 shares of E*TRADE common stock in connection with this acquisition. The Company expects to issue an additional 618,000 shares of E*TRADE common stock if PrivateAccounts achieves certain milestones and up to an additional $22.0 million of Company common stock and, if necessary, cash consideration if certain asset targets are exceeded. No underwriters were involved in the transaction, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold in a sale not involving a public offering.

             On August 28, 2000, the Company issued 4,806 shares of unregistered common stock in connection with a consultant stock option exercise, which obligation had been assumed in connection with the Company’s acquisition of E*TRADE Access. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Rule 701 of the General Regulations under the Securities Act of 1933.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended September 30,

Consolidated Statement Of Operations Data*:	2000	1999	1998	1997	1996

	(in thousands, except per share amounts)
Gross revenues	$1,973,183	$889,683	$482,244	$316,132	$198,824
Net revenues	$1,368,318	$671,448	$361,005	$254,022	$160,639
Operating income (loss)	$(80,326)	$(149,193)	$(7,661)	$28,979	$6,312
Gain on sale of investments	$211,149	$54,093	$—	$—	$—
Income (loss) before cumulative effect of accounting change and extraordinary loss**	$19,152	$(54,315)	$(402)	$18,311	$4,700
Net income (loss)	$19,152	$(56,769)	$(402)	$18,311	$4,700
Income (loss) per share before cumulative effect of accounting change and extraordinary loss**:
Basic	$0.06	$(0.20)	$0.00	$0.12	$0.05
Diluted	$0.06	$(0.20)	$0.00	$0.11	$0.03
Income (loss) per share:
Basic	$0.06	$(0.21)	$(0.01)	$0.12	$0.05
Diluted	$0.06	$(0.21)	$(0.01)	$0.11	$0.03
Shares used in computation of per share data:
Basic	301,926	272,832	195,051	147,168	92,797
Diluted	319,336	272,832	195,051	167,818	134,781

	September 30,

Consolidated Balance Sheet Data*:	2000	1999	1998	1997	1996

	(in thousands)
Cash and equivalents	$175,443	$157,705	$76,409	$144,752	$46,237
Brokerage receivables—net	$6,542,508	$2,982,076	$1,451,468	$877,004	$279,388
Mortgage-backed securities	$4,188,553	$1,426,053	$1,012,163	$319,203	$184,743
Loans receivable—net	$4,172,754	$2,154,509	$904,854	$540,704	$351,821
Total assets	$17,317,437	$8,032,174	$4,448,140	$2,295,804	$1,076,194
Convertible subordinated notes and capital lease liability	$676,903	$—	$—	$—	$—
Mandatorily redeemable preferred securities	$31,531	$30,584	$38,385	$42,186	$19,586
Shareowners’ equity	$1,856,833	$1,451,795	$853,059	$354,550	$117,979
______________
*	All prior year amounts presented have been restated to reflect the acquisitions of ETFC and VERSUS in fiscal 2000, which were accounted for as poolings of interests (see Note 3 to the Consolidated Financial Statements).

**	The cumulative effect of change in accounting principle resulted from the implementation by ETFC of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle. In June 1999, ETFC redeemed all of its outstanding debt. ETFC wrote off both the related premium and the remaining discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

     The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 8. Consolidated Financial Statements and Supplementary Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Group, Inc. ("E*TRADE") from time to time, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and our reports to shareowners, involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Overview”, “Liquidity and Capital Resources,” and “Risk Factors,” as well as in our filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE.

Overview

     E*TRADE is a global leader in online personal financial services offering value-added investing, banking, research and educational tools, premium customer service and a proprietary Stateless Architecture® infrastructure to our customers through services provided by our wholly-owned subsidiaries, including but not limited to, E*TRADE Securities, Inc. (“E*TRADE Securities”), TIR (Holdings) Limited (“TIR”), E*TRADE Bank (the “Bank”), Card Capture Services Inc. (“CCS”), now E*TRADE Access Inc. (“E*TRADE Access”), VERSUS Technologies, Inc. (“VERSUS”) and other international subsidiaries. Our business is discussed in greater detail in this Form 10-K in “Item 1. Business.”

     During fiscal 2000, we expanded and diversified our business through several strategic acquisitions, domestically, as well as globally. Through our acquisitions of Telebanc Financial Corporation (“Telebanc”), now E*TRADE Financial Corporation (“ETFC”), the holding company of the Bank, in January 2000, and E*TRADE Access in May 2000, we began offering banking services during fiscal 2000, and during the fourth quarter, extended those services through our network of automated teller machines (“ATMs”). We have also positioned ourselves to grow internationally, increasing our institutional client base worldwide and enhancing our ability to conduct cross-border trading through the acquisitions of VERSUS in August 2000 and several other international affiliates throughout the year. In addition, we formed our asset gathering group during fiscal 2000, combining our mutual fund operations, Business Solutions Group (“BSG”), and corporate operations, while expanding our financial service portfolio through the acquisitions of Electronic Investing Corporation (“eInvesting”) in July 2000 and PrivateAccounts, Inc. (“PrivateAccounts”) in October 2000. Our acquisitions of ETFC and VERSUS have been accounted for as poolings of interests, and accordingly, our consolidated financial statements have been restated to give retroactive effect to these acquisitions. Our acquisitions of E*TRADE Access and our international affiliates have been accounted for under the purchase method, and accordingly, the operating results of these entities have been combined with those of the Company since the dates of acquisition.

     We face a number of risks and challenges that could negatively impact our operations and financial results. The most significant of these risks and challenges relate to competition, security and confidentiality concerns, retaining key customers, retaining and hiring skilled personnel, potential technical problems processing customer transactions, market conditions, expansion efforts and governmental regulation.

Results of Operations

   Key Performance Indicators

     The following sets forth several key indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative fiscal years presented (dollars in thousands except cost per new account and average commission per domestic transaction):

				Percentage Change

	Years Ended September 30,			2000 versus	1999 versus

	2000	1999	1998	1999	1998

Active domestic brokerage accounts	2,951,946	1,550,634	543,879	90%	185%
Active banking accounts	288,073	97,402	50,832	196%	92%
Active global and institutional accounts	75,416	16,759	6,955	350%	141%

Total active accounts at period end	3,315,435	1,664,795	601,666	99%	177%

Net new domestic brokerage accounts	1,401,312	1,006,755	318,150	39%	216%
Net new banking accounts	190,671	50,383	29,018	308%	74%
Net new global and institutional accounts	58,657	9,804	—	498%	—%

Total net new accounts	1,650,640	1,066,942	347,168	55%	207%

Cost per new account	$263	$245	$219	7%	12%

Total assets in domestic brokerage accounts	$59,901,277	$28,445,369	$11,175,291	111%	155%
Total deposits in banking accounts	4,630,068	2,095,584	1,142,385	121%	83%
Total assets in global and institutional accounts	1,348,672	306,556	—	340%	—%

Total assets/deposits in customer accounts	$65,880,017	$30,847,509	$12,317,676	114%	150%

Total domestic brokerage transactions	42,315,785	17,257,878	6,960,145	145%	148%

Daily average domestic brokerage transactions	167,256	68,484	27,620	144%	148%

Average commission per domestic transaction	$15.52	$18.35	$19.53	(15)%	(6)%

     The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

				Percentage Change

	Years Ended September 30,			2000	1999
				versus	versus
	2000	1999	1998	1999	1998

Transaction Revenues:
Commissions	$656,725	$316,656	$136,265	107%	132%
Order flow	82,353	39,174	25,832	110%	52%

Total transaction revenues	739,078	355,830	162,097	108%	120%

Interest Income:
Brokerage-related	463,590	176,479	86,013	163%	105%
Banking-related	496,768	192,595	100,110	158%	92%

Total interest income	960,358	369,074	186,123	160%	98%

Global and institutional	166,061	124,233	105,851	34%	17%
Other	107,686	40,546	28,173	166%	44%

Gross revenues	1,973,183	889,683	482,244	122%	84%

Interest Expense:
Brokerage-related	222,552	72,789	40,029	206%	82%
Banking-related	378,310	142,663	80,305	165%	78%

Total interest expense	600,862	215,452	120,334	179%	79%
Provision for loan losses	4,003	2,783	905	44%	208%

Net revenues	$1,368,318	$671,448	$361,005	104%	86%

Fiscal Years Ended September 30, 2000, 1999 and 1998

   Revenues

     Gross revenues increased 122% from fiscal 1999 to fiscal 2000 and 84% from fiscal 1998 to fiscal 1999. Net revenues increased 104% from fiscal 1999 to fiscal 2000 and 86% from fiscal 1998 to fiscal 1999. The increases in fiscal 2000 and 1999 are mainly due to growth in our diversified and global revenue streams, improvements in our cross-selling ability across business segments, and sustained growth in customer transaction volumes, net new active bank and brokerage customer accounts and total assets/deposits in customer accounts. Gross revenues consist principally of commission revenues from domestic retail brokerage transactions, payments for order flow, interest income, institutional transaction execution fees, license and royalty revenues, and to a lesser degree, revenue from services and gains on the sale of loans and securities.

   Transaction Revenues

     Transaction revenues increased 108% from fiscal 1999 to fiscal 2000 and 120% from fiscal 1998 to fiscal 1999. The increases in transaction revenues for fiscal 2000 and 1999 are due to increases in commission revenues from domestic retail brokerage transactions and payments for order flow. Growth in transaction revenues during the past two fiscal years reflects an increase in the level of online trading volumes in U.S. financial markets. Furthermore, sustained growth in new customer accounts coupled with our Power E*TRADE® program, which extends special initiatives to participating, highly active customers who remained active, despite declining volumes in the market during the third and fourth quarters of fiscal 2000, and the implementation of our Customer Relationship Management ("CRM") technology, which has enabled us to identify and attract higher quality accounts, contributed to the growth in transaction revenues. Market conditions in fiscal 2000 coupled with our efforts to diversify revenue streams during the year have resulted in a reduction in transaction revenues as a percentage of gross revenues. Transaction revenues as a percentage of gross revenues have decreased to 37% in fiscal 2000 from 40% in fiscal 1999, which increased from 34% in fiscal 1998.

     Commission revenues increased 107% from fiscal 1999 to fiscal 2000 and 132% from fiscal 1998 to fiscal 1999. The increases in fiscal 2000 and 1999 are due to the increase in the number of active domestic brokerage accounts, net new domestic brokerage accounts and total domestic brokerage transactions. Active domestic brokerage accounts increased 90% from fiscal 1999 to fiscal 2000 and 185% from fiscal 1998 to fiscal 1999. Net new domestic brokerage accounts increased 39% from fiscal 1999 to fiscal 2000 and 216% from fiscal 1998 to fiscal 1999. Daily average domestic brokerage transactions increased 144% from fiscal 1999 to fiscal 2000 and 148% from fiscal 1998 to fiscal 1999. The average commission per domestic transaction decreased to $15.52 in fiscal 2000 from $18.35 in fiscal 1999, which decreased from $19.53 in fiscal 1998. The decline in average commission per domestic transaction is a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the Power E*TRADE program, a component of which provides reduced commissions for active traders. Commission revenues as a percentage of gross revenues are expected to decrease as we continue to execute on cross-selling initiatives across business lines, leveraging our diversified business model.

     Revenue from order flow is comprised of rebate income from various market makers and market centers for processing transactions through them. We use other broker-dealers to execute our customers’ orders and, in recent years, have derived a significant portion of our revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Payments for order flow as a percentage of transaction revenues were 11% in fiscal 2000 and 1999, down from 16% in fiscal 1998. The decreases in payments for order flow in fiscal 2000 and 1999 are due to changes in the order flow mix, a decrease in the average shares per equity transaction, and the continued impact of the SEC’s order handling rules, which reduced the bid/ask spread, thereby reducing market maker margins and limiting their ability to pay for order flow. Also contributing to the decline from fiscal 1998 was the loss of Roundtable earnings, which ended when Roundtable was reorganized as Knight/Trimark, Inc. and went public in July 1998. Until its initial public offering, Knight/Trimark would allocate a portion of its earnings to its owners, including the Company, based on the percentage its owners contributed to Knight/Trimark's total order flow. The Company previously recorded the amounts it received under this allocation as payment for order flow revenue. There can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the National Association of Securities Dealers Regulation, Inc. (“NASDR”) or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results. See “Item 7. Risk factors—Loss or reductions in revenue from order flow rebates could harm our business.”

   Interest Income and Expense

     Interest income from brokerage-related activities is comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance their purchases of securities on margin and fees on customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary's stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing banking liabilities that include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.

     Brokerage interest income increased 163% from fiscal 1999 to fiscal 2000 and 105% from fiscal 1998 to fiscal 1999. Increases in brokerage interest income in fiscal 2000 and 1999 primarily reflect the overall increase in average customer margin balances and average customer money market fund balances. Assets in domestic brokerage accounts totaled $59,901 million in fiscal 2000, an increase of 111% from $28,445 million in fiscal 1999, which was an increase of 155% from $11,175 million in fiscal 1998. Increases in brokerage interest expense in fiscal 2000 and 1999 are mainly due to an overall increase in average customer credit balances and average stock loan balances.

     The following table sets forth the increases in average customer margin balances, average customer money market fund balances, average customer credit balances and average stock loan balances for the years indicated (dollars in millions):

				Percentage Change

	Years Ended September 30,			2000	1999
				versus	versus
	2000	1999	1998	1999	1998

Average customer margin balances	$4,379	$1,853	$925	136%	100%
Average customer money market fund balances	$6,793	$3,207	$1,396	112%	130%
Average customer credit balances	$(1,397)	$(493)	$(244)	183%	102%
Average stock loan balances	$(3,597)	$(1,098)	$(683)	228%	61%

     Banking interest income increased 158% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. Increases in banking interest income in the past two years reflect an increase in the average interest-earning banking asset balances, average interest yield, active banking accounts, net new banking accounts and total deposits in banking accounts. Average interest-earning banking assets increased 134% from fiscal 1999 to fiscal 2000 and 103% from fiscal 1998 to fiscal 1999. The average yield on interest-earning banking assets increased to 7.73% in fiscal 2000 from 7.01% in fiscal 1999, which decreased from 7.28% in fiscal 1998. Active banking accounts increased 196% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. Net new banking accounts increased 308% from fiscal 1999 to fiscal 2000 and 74% from fiscal 1998 to fiscal 1999. Total deposits in banking accounts increased 121% from fiscal 1999 to fiscal 2000 and 83% from fiscal 1998 to 1999. Banking interest expense increased 165% from fiscal 1999 to fiscal 2000 and 78% from fiscal 1998 to fiscal 1999. The increase in banking interest expense in fiscal 2000 reflects an increase in the average interest-bearing banking liabilities coupled with an increase in the average cost of the borrowings. The increase in banking interest expense in fiscal 1999 reflects an increase in the average interest-bearing banking liabilities offset by a decrease in the average cost of the borrowings. Average interest-bearing banking liabilities increased 140% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. The average cost increased to 6.29% in fiscal 2000 from 5.69% in fiscal 1999, which decreased from 6.08% in fiscal 1998.

             The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three years ended September 30, 2000, 1999 and 1998. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities. Interest income includes the incremental tax benefit of tax exempt income.

	Fiscal 2000			Fiscal 1999			Fiscal 1998

	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost

	(dollars in thousands)
Interest-earning banking assets:
Loans receivable, net	$3,165,908	$252,982	7.99%	$1,288,221	$97,427	7.56%	$663,913	$51,166	7.71%
Interest bearing deposits	59,708	3,466	5.81%	27,624	1,307	4.73%	8,339	499	5.98%
Mortgage-backed and related available-for-sale securities	2,884,474	217,448	7.54%	1,184,003	77,493	6.55%	492,077	34,474	7.01%
Available-for-sale investment securities	228,007	16,125	7.15%	211,342	13,233	6.43%	157,381	10,072	6.40%
Investment in FHLB stock	62,511	4,847	7.75%	25,001	1,876	7.50%	11,651	870	7.47%
Trading securities	26,210	1,900	7.25%	15,001	1,104	7.36%	19,760	1,477	7.47%

Total interest-earning banking assets	6,426,818	$496,768	7.73%	2,751,192	$192,440	7.01%	1,353,121	$98,558	7.28%

Non-interest-earning banking assets	206,554			107,025			52,841

Total banking assets	$6,633,372			$2,858,217			$1,405,962

Interest-bearing banking liabilities:
Retail deposits	$3,228,692	$197,748	6.12%	$1,390,957	$79,404	5.71%	$753,352	$45,016	5.98%
Brokered callable certificates of deposit	88,601	5,825	6.56%	67,071	4,449	6.63%	54,491	3,638	6.68%
FHLB advances	1,225,783	78,171	6.27%	473,849	25,809	5.37%	219,487	13,022	5.85%
Other borrowings	1,471,435	96,566	6.46%	549,090	30,184	5.42%	242,412	14,149	5.76%
Subordinated debt, net	—	—	—%	19,911	2,359	11.85%	29,880	3,526	11.80%

Total interest-bearing banking liabilities	6,014,511	$378,310	6.29%	2,500,878	$142,205	5.69%	1,299,662	$79,351	6.08%

Non-interest-bearing banking liabilities	115,280			28,256			19,312

Total banking liabilities	6,129,791			2,529,134			1,318,934
Trust preferred securities	—			33,847			20,599
Total banking shareowners’ equity	503,581			295,236			66,429

Total banking liabilities and shareowners’ equity	$6,633,372			$2,858,217			$1,405,962

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$412,307	$118,458		$250,314	$50,235		$53,459	$19,207

Net interest spread			1.44%			1.32%			1.20%

Net interest margin (net yield on interest-earning banking assets)			1.85%			1.83%			1.42%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			106.86%			110.01%			104.12%

Return on average total banking assets			(0.08)%			0.09%			0.10%

Return on average net banking assets			(1.10)%			0.79%			2.07%

Equity to total banking assets			7.59%			10.33%			4.72%

           The following table allocates the period-to-period changes in our various categories of banking-related interest and expense between changes due to (1) changes in asset/liability volume, calculated by multiplying the change in average asset/liability volume of the related interest-earning banking asset or interest-bearing banking liability category by the prior year’s interest rate, and (2) changes in interest rate, calculated by multiplying changes in interest rate by the prior year’s asset/liability volume. Changes due to changes in rate-volume, which is calculated as the change in interest rate multiplied by changes in asset/liability volume, have been allocated proportionately between changes in asset/liability volume and changes in interest rate.

	Fiscal 2000 vs. Fiscal 1999			Fiscal 1999 vs. Fiscal 1998
	Increase (Decrease) Due To			Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest earning banking assets:
Loans receivable, net	$142,007	$13,549	$155,556	$47,198	$(937)	$46,261
Interest bearing deposits	1,518	641	2,159	888	(80)	808
Mortgage-backed and related available-for-sale securities	111,297	28,658	139,955	45,130	(2,111)	43,019
Available-for-sale investment securities	1,045	1,848	2,893	3,374	(213)	3,161
Investment in FHLB stock	2,814	157	2,971	1,002	4	1,006
Trading securities	825	(30)	795	(351)	(22)	(373)

Total interest-earning banking assets	259,506	44,823	304,329	97,241	(3,359)	93,882

Interest-bearing banking liabilities:
Time deposits	106,509	11,836	118,345	36,421	(2,033)	34,388
Brokered callable certificates of deposit	1,428	(52)	1,376	834	(23)	811
FHLB advances	40,954	11,408	52,362	13,760	(973)	12,787
Other borrowings	50,703	15,679	66,382	16,808	(773)	16,035
Subordinated debt, net	(2,359)	—	(2,359)	(1,181)	14	(1,167)

Total interest-bearing banking liabilities	197,235	38,871	236,106	66,642	(3,788)	62,854

Change in net interest income	$62,271	$5,952	$68,223	$30,599	$429	$31,028

      Global and Institutional

             Global and institutional revenues increased 34% from fiscal 1999 to fiscal 2000 and 17% from fiscal 1998 to fiscal 1999. Global and institutional revenues are comprised primarily of revenues from TIR’s and VERSUS’ operations, as well as retail brokerage-related transaction revenue from our international subsidiaries. TIR’s global and institutional revenues increased to $130.6 million in fiscal 2000, up 22% from $106.9 million for fiscal 1999, which was up 20% from $88.8 million in fiscal 1998. VERSUS’ global and institutional revenues increased to $26.3 million in fiscal 2000, up 98% from $13.3 million for fiscal 1999, which was up 32% from $10.0 million in fiscal 1998. The overall increases in fiscal 2000 and 1999 are primarily attributable to strong market conditions in Asia and Europe and the emerging on-line brokerage market in Canada. The acquisition of several of our international affi liates in fiscal 2000 also resulted in increasing global and institutional revenues in fiscal 2000 as compared to fiscal 1999. TIR’s revenues are largely comprised of commissions from institutional transaction executions. For fiscal 2000, approximately 72% of TIR’s transactions were from outside the U.S. and approximately 73% were from cross-border transactions.

      Other

             Other revenues increased 166% from fiscal 1999 to fiscal 2000 and 44% from fiscal 1998 to fiscal 1999. For the past two years, other revenues increased primarily due to the growth of the Business Solutions Group revenue, mutual fund revenues, revenues from fees charged for advertising on our Web site, investment banking revenue, gains on the sale of banking-related loans and securities, and brokerage and banking-related fees for services. Furthermore, with the acquisition of E*TRADE Access in May 2000, accounted for under the purchase method, other revenues for the second half of fiscal 2000 include ATM transaction fees.

   Provision for loan losses

     The provision for loan losses recorded reflects increases in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio, as well as the level of charge-offs as a portion of our allowance for loan losses. The provision for loan losses increased 44% from fiscal 1999 to fiscal 2000 and 208% from fiscal 1998 to fiscal 1999. The increases in the provision for loan losses in fiscal 2000 and 1999 primarily reflect the growth in our loan portfolio. As of September 30, 2000 and 1999, the total loan loss allowance was $10.9 million, or 0.26% of total loans outstanding, and $7.2 million, or 0.33% of total loans outstanding, respectively. As of September 30, 2000, the unallocated loan loss allowance was $10.5 million, or 87% of total non-performing assets of $12.1 million. At September 30, 1999, the unallocated loan loss allowance of $6.7 million totaled 79% of total non-performing assets of $8.5 million.

Operating Expenses

     The following table sets forth the components of cost of services and operating expenses and percentage change information for the years ended September 30, 2000, 1999 and 1998 (dollars in thousands):

				Percentage Change
	Years Ended September 30,
				2000 vs. 1999	1999 vs. 1998
	2000	1999	1998

Cost of services	$515,571	$302,342	$151,329	71%	100%

Cost of services as a percentage of net revenues	38%	45%	42%
Operating expenses:
Selling and marketing	521,532	325,449	126,141	60%	158%
Technology development	142,914	79,935	36,203	79%	121%
General and administrative	209,436	102,826	51,346	104%	100%
Amortization of goodwill and other intangibles	22,764	2,915	2,480	681%	18%
Acquisition-related expenses	36,427	7,174	1,167	408%	515%

Total operating expenses	$933,073	$518,299	$217,337	80%	138%

   Cost of Services

     Cost of services increased 71% from fiscal 1999 to fiscal 2000 and 100% from fiscal 1998 to fiscal 1999. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, Web site content costs, systems maintenance, communication expenses and depreciation expense. The increases in cost of services in fiscal 2000 and 1999 reflect the overall increase in customer transactions processed by our brokerage and banking subsidiaries, a related increase in customer service inquiries, and operations and maintenance costs associated with our technology centers in Rancho Cordova, California and Alpharetta, Georgia. Cost of services as a percentage of net revenues was 38%, 45% and 42% in fiscal 2000, 1999 and 1998, respectively. The decrease in cost of services as a percentage of net revenues from fiscal 1999 to fiscal 2000 is primarily a result of leveraging our business model and gaining improved efficiencies in fiscal 2 000. The increase in cost of services as a percentage of net revenues in fiscal 1999 compared to fiscal 1998 is primarily related to the introduction of 24x7x366 live agent customer service, the build-out of the technology operation infrastructure to support the growth of the global business, the added content to the Web site, and the promotional and pricing programs introduced in fiscal 1999.

Selling and Marketing

     Selling and marketing increased 60% from fiscal 1999 to fiscal 2000 and 158% from fiscal 1998 to fiscal 1999. The increases in selling and marketing expenditures in fiscal 2000 and 1999 reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE®, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo! Selling and marketing expenditures in fiscal 2000 also reflect expenditures that resulted from our sponsorship of Super Bowl XXXIV. Marketing efforts focusing on our international and banking businesses are expected to increase as we expand our advertising efforts for these segments through fiscal 2001. Our cost per new account totaled $263 in fiscal 2000, an increase of 7% from $245 in fiscal 1999, which was an increase of 12% from $219 in fiscal 1998. These increases were primarily the result of increased marketing spending in the past three years.

Technology Development

     Technology development increased 79% from fiscal 1999 to fiscal 2000 and 121% from fiscal 1998 to fiscal 1999. The increased level of expense for technology development in the past two years was incurred to enhance our existing product offerings, including maintenance of our Web site and development of our CRM technology prior to achievement of technological feasibility, reflecting our continuing commitment to invest in new products and technologies. The rate of growth of technology development costs in fiscal 2000 as compared to fiscal 1999 has decreased, primarily due to an increase in capitalizeable development costs for certain internally developed software which reached technological feasibility during fiscal 2000, as well as a reduction in the use of outside consultants as we refocused our efforts on fewer, but more beneficial projects.

General and Administrative

     General and administrative expenses increased 104% from fiscal 1999 to fiscal 2000 and 100% from fiscal 1998 to fiscal 1999. General and administrative expenses increased over the past two years as a result of personnel additions and the development of administrative functions resulting from our overall growth and increased business activities.

Amortization of Goodwill and Other Intangibles

     Amortization of goodwill and other intangibles was $22.8 million, $2.9 million and $2.5 million in fiscal 2000, 1999, and 1998, respectively. The significant increase in the amortization of goodwill and other intangibles primarily consists of the amortization of goodwill related to the acquisitions of several of our international affiliates and E*TRADE Access during fiscal 2000, that were accounted for under the purchase method. Goodwill is amortized over 5 to 20 years. Other intangibles are not significant.

Acquisition-Related Expenses

     Acquisition-related expenses were $36.4 million, $7.2 million and $1.2 million in fiscal 2000, 1999 and 1998, respectively, and primarily represent transaction costs associated with acquisitions accounted for as poolings of interests. Acquisition-related expenses in fiscal 2000 primarily relate to transaction costs associated with the acquisitions of ETFC and VERSUS. In fiscal 1999, acquisition-related expenses were incurred primarily in connection with the acquisitions of TIR, ClearStation and ETFC. In fiscal 1998, we recognized transaction costs in association with the acquisition of ShareData.

Non-Operating Income (Expenses)

     Corporate interest income was $17.2 million, $20.7 million and $11.2 million in fiscal 2000, 1999 and 1998, respectively. Corporate interest income primarily relates to interest income earned on corporate investment balances.

     Corporate interest expense was $29.5 million, $0.1 million and $0 in fiscal 2000, 1999 and 1998, respectively. Corporate interest expense in fiscal 2000 primarily relates to interest expense resulting from the issuance of $650 million in convertible subordinated notes during the second quarter of fiscal 2000. In fiscal 1999 and 1998, corporate interest expense was not significant.

     Realized gains on sale of investments were $211.1 million, $54.1 million and $0 in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, we continued to liquidate portions of our investment portfolio, recognizing realized gains as a result of these liquidations. Included in realized gains on sale of investments in fiscal 2000 is $77.5 million on the sale of a portion of our equity holdings in E*TRADE Japan KK following their initial public offering and realized gains of $132.3 million on the sale of other publicly-traded equities. E*TRADE Japan KK is accounted for on the equity method. In addition, we have made strategic investments in other non-public entities, several of which have subsequently gone public. These investments have been classified as available-for-sale under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Equity in income (losses) of investments was $(11.5) million, $(8.8) million and $0.5 million in fiscal 2000, 1999 and 1998, respectively, which resulted from our minority ownership in investments that are accounted for under the equity method. These investments primarily include E*TRADE Japan KK and E*OFFERING. We expect that these companies will continue to invest in the development of their products and services and may incur operating losses which will result in future charges to reflect our proportionate share of those losses. The initial public offering of E*TRADE Japan KK in September 2000 will not have a significant, ongoing affect on our operations as we will continue to account for our remaining 32% interest in E*TRADE Japan KK under the equity method. The acquisition of E*OFFERING by Wit Capital Group, Inc., renamed Wit Soundview Group, Inc., in October 2000 is not expected to have a material effect on equity in income (losses) of investments.

     In fiscal 2000, we recorded unrealized losses on our participation in the E*TRADE eCommerce Fund I and Fund II L.P., representing market decreases on public investments held by the funds offset in part by increases in the estimated value of the non-public investments. The funds were formed in the first quarter and third quarter of fiscal 2000, respectively.

Income Tax Expense (Benefit)

     Income tax expense (benefit) represents the expense for federal and state income taxes at an effective tax rate of 81.8%, (37.5)% and 66.2% for fiscal 2000, 1999 and 1998, respectively. The rate for fiscal 2000 reflects an increase in non-deductible acquisition-related expenses combined with the amortization of goodwill and differences between our statutory and foreign effective tax rate. These increases are primarily due to business acquisitions during fiscal 2000. The rate for fiscal 1999 reflects the impact of non-deductible acquisition-related expenses and amortization of goodwill arising from acquisitions.

Minority Interest in Subsidiaries

     Minority interest in subsidiaries decreased 108% from fiscal 1999 to fiscal 2000 and increased 61% from fiscal 1998 to fiscal 1999. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the second half of fiscal 2000 is the net loss attributed to minority interests in two of our international affiliates.

Cumulative Effect of Change in Accounting Principle

     The cumulative effect of change in accounting principle resulted from the implementation by ETFC of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle.

Extraordinary Loss on Early Extinguishment of Subordinated Debt

     In June 1999, ETFC redeemed all of its outstanding debt. ETFC wrote off both the related premium and the remaining discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

Variability of Results

     We expect to experience fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing and banking services and products by us or our competitors; market acceptance of online investing and banking services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in the securities and banking markets; domestic and international regulation of the brokerage and banking industries; changes in interest rates; changes in pricing policies by us or our competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the level of operating expenses to support projected gr owth; and general economic conditions.

     Because of the foregoing factors, in addition to other factors that affect our operating results and financial position, investors should not consider past financial performance or management’s expectations a reliable indicator of future performance, and should not use historical trends to anticipate results or trends in future periods. In that regard, results of operations and financial condition could be adversely affected by a number of factors in addition to those discussed above, including overall economic conditions. Furthermore, our stock price is subject to volatility. Any of the factors discussed above could have an adverse effect on our stock price. In addition, our stock price could be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations, or if there are broader, negative market trends. We do not undertake an obligation to update our forward-looking statements or Risk factors to reflect future events or circumstances. See “Item 7. Risk factors—Risks related to owning our stock.”

Liquidity and Capital Resources

     Liquidity represents our ability to raise capital to fund operations, support asset growth, and meet obligations, including deposit withdrawals, maturing liabilities, and other payment obligations, to maintain reserve requirements and to otherwise meet our ongoing obligations. We have historically met our liquidity needs primarily through investing and financing activities, consisting principally of equity and debt offerings, increases in core deposit accounts, other borrowings, and, sales of loans or securities. We believe that we will be able to renew or replace our funding sources at then-existing market rates, which may be higher or lower than current rates. Pursuant to applicable Office of Thrift Supervision (“OTS”) regulations, the Bank is required to maintain an average liquidity ratio of 4.0% of certain borrowings and its deposits, which it met during fiscal 2000, 1999 and 1998.

     In July 1998, we entered into an agreement to issue and sell 62.6 million shares of our common stock to SOFTBANK Holdings, Inc. for an aggregate purchase price of $400.0 million. This investment represents a minority interest ownership of approximately 20% of our Company as of September 30, 2000.

     In March 1999, our wholly-owned subsidiary, VERSUS, raised aggregate net proceeds of $30.7 million in an initial public offering in Canada. These proceeds have been reflected in our consolidated financial statements.

     In April 1999, our wholly-owned subsidiary, ETFC, raised aggregate net proceeds of $395.9 million in a public offering. These proceeds have been reflected in our consolidated financial statements.

     We have financing facilities totaling $400 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities. There were no borrowings outstanding under these lines on September 30, 2000. We also have a short term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which $22.2 million was outstanding as of September 30, 2000. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

     On February 7, 2000, we completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes. The notes are convertible, at the option of the holder, into a total of 27,542,373 shares of our common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. We used $145.0 million of the $631.3 million in net proceeds to pay the outstanding balance on a $150 million line of credit, which was subsequently dissolved in February 2000.

     In our banking operations, we seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. At September 30, 2000, our average retail banking account balance was approximately $16,000, and our banking customers maintained an average of 1.84 accounts. Savings and transactional deposits increased from $353.8 million in fiscal 1999 to $533.5 million in fiscal 2000, an increase of 51%. Retail certificates of deposit increased from $1,742 million in fiscal 1999 to $4,097 million in fiscal 2000, an increase of 135%. Callable certificates of deposit increased from $67.1 million in fiscal 1999 to $91.7 million in fiscal 2000, an increase of 37%.

     We also rely on borrowed funds in our banking operations, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity. Total banking-related borrowings increased 179% from $1,268 million in fiscal 1999 to $3,531 million in fiscal 2000. At September 30, 2000, ETFC had approximately $4.2 billion in additional borrowing capacity.

     In fiscal 1999, we paid off our $31.0 million face amount of subordinated debentures, recording an extraordinary loss on the early extinguishment of debt of $2.0 million.

     We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities, along with the convertible subordinated debt offering described above, will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 7. Risk factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

     If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results. See “Item 7. Risk factors—We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs.”

      Cash used in operating activities, net of effects from acquisitions and net of the effects of realized gains on the sale of available-for-sale securities of $220.1 million, was $332.6 million in fiscal 2000. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects from acquisitions, of $413.3 million, an increase in other assets of $93.0 million, offset by an increase in accounts payable, accrued and other liabilities of $260.3 million. Cash provided by operating activities, net of effects from acquisitions, was $23.8 million in fiscal 1999. Cash provided by operating activities resulted primarily from an increase in brokerage-related liabilities in excess of assets of $66.1 million, an increase in banking-related liabilities in excess of assets of $164.1 million, and an increase in accounts payable, accrued and other liabilities of $86.9 million, offset by an increase in other assets of $44.4 million and a net loss of $56.8 million. Cash provided by operating activities, net of effects from acquisitions, was $48.0 million in fiscal 1998. Cash provided by operating activities resulted primarily from a decrease in banking-related assets over liabilities of $102.4 million and an increase in accounts payable, accrued and other liabilities of $40.8 million, offset by an increase in other assets of $28.1 million and an increase in brokerage-related assets in excess of liabilities of $73.5 million.

     Cash used in investing activities was $5,132.5 million, $1,942.5 million and $1,357.2 million in fiscal 2000, 1999 and 1998, respectively. Cash used in investing activities resulted primarily from an excess of purchases of investments over the net sale/maturity of investments, purchases of property and equipment, an increase in loans held for investment, and an increase in restricted deposits in fiscal 2000. During fiscal 2000, the Company's mix of fixed rate to adjustable rate loan products shifted towards a greater percentage of adjustable rate loans. The shift from purchasing fixed to adjustable rate loans reflects our response to uncertainties surrounding rising interest rates during fiscal 2000.

     Cash provided by financing activities was $5,482.9 million, $2,000.0 million and $1,240.9 million in fiscal 2000, 1999 and 1998, respectively. Cash provided by financing activities primarily resulted from increased banking deposits, net advances from the FHLB of Atlanta and increases in securities sold under agreements to repurchase and, in fiscal 2000, proceeds from convertible subordinated notes.

     We expect to incur approximately $158 million of capital expenditures for the 12 months ending September 30, 2001.

Regulatory Capital Requirements

     The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of September 30, 2000 were fully met.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. As of September 30, 2000, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”)issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. We adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133 will result in an $82,500 charge, net of tax, from a cumulative effect of a change in accounting principle, and a $6.2 million decrease, net of tax, in shareowners’ equity in our financial statements for the quarter ending December 31, 2000.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. We are currently evaluating the impact of SFAS No. 140 to our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

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

  American Express;
  America Online, Inc.;
  Ameritrade, Inc.;
  Bank of America;
  Charles Schwab & Co., Inc.;
  Chase Manhattan Corp.;
  Citigroup, Inc.;
  Datek Online Holdings Corporation;
  DLJdirect;
  Fidelity Investments;
  FleetBoston Financial;
  Intuit Inc.;
  Merrill Lynch, Pierce, Fenner & Smith Incorporated;
  Microsoft Money;
  Morgan Stanley Dean Witter;
  National Discount Brokers;
  Net.B@nk, Inc.;
  PaineWebber Incorporated;
  Salomon Smith Barney, Inc. (which is owned by Citigroup);
  TD Waterhouse Securities, Inc.;
  Wells Fargo & Company;
  WingspanBank.com;
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

     General financial success within the financial services industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, we may be adversely affected by s uch competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected.

     There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

Our computer security could be breached, which could significantly damage our reputation and deter customers from using our securities trading, investing and banking services

     Because we rely heavily on electronic communications and secure transaction processing in our securities, banking and ATM businesses, we must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. In addition, we must guard against damage by persons with authorized access to our computer systems. Although we intend to continue to implement security technology and establish oper ational procedures to prevent break-ins, damage and failures, these security measures may be unable to prevent future attacks from disrupting operations. Our insurance coverage may be insufficient to cover losses that may result from such events.

Our business could suffer if we cannot protect the confidentiality of customer information transmitted over public networks

     A significant requirement of online commerce for financial services is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information. Advances in computer and decryption capabilities or other developments could result in a compromise of the methods we use to protect customer transaction data. If any such compromise were to occur, it could materially harm our customers’ confidence in our ability to protect information which could seriously harm our business.

Our inability to retain key customers could reduce our profitability

     A significant portion of our transaction revenue is derived from sales to our Power E*TRADE customers. Market conditions over which we have no control could significantly reduce the transaction volume generated by our Power E*TRADE customers and result in a material adverse impact to our operating results.

Our inability to retain and hire skilled personnel and senior management could seriously harm our business

     We expect staffing levels to increase substantially in the future. In particular, we have hired and intend to hire a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and persons with Series 7 or other broker-dealer licenses. As the number of accounts and transaction volume increase, the shortage of qualified and, in some cases, licensed personnel could cause a backlog in the handling of banking transactions or the processing of brokerage orders that need review, and could have a material adverse effect on our business, financial condition and operating results. Competition for such personnel is intense, and there can be no assurance that we will be able to retain or hire technical persons or licensed representatives in the future.

     In addition, our future success depends to a significant degree on the skills, experience and efforts of our Chief Executive Officer, President, Chief Financial Officer, and other key management personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

We could be subject to customer litigation and our reputation could be materially harmed if our ability to correctly process customer transactions is slowed or interrupted

     We process customer transactions mostly through the Internet, online service providers, touch-tone telephones and our computer systems. Thus, we depend heavily on the integrity of the communications and computer systems supporting these transactions, including our internal software programs and computer systems. A degradation or interruption in the operation of these systems could subject us to significant customer litigation and could materially harm our reputation. Our systems or any other systems in the transaction process could slow down significantly or fail for a variety of reasons including:

  undetected errors in software programs or computer systems;
  our inability to effectively resolve any error in our internal software programs or computer systems once they are detected; or
  heavy stress placed on systems in the transaction process during certain peak trading times.

     If our systems or any other systems in the transaction process slow down or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial customer losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. The NASDR defines a “system failure” as (i) a shutdown of the Company’s mission critical systems (defined as those necessary for the acceptance and execution of online securities orders) which causes the customer use of such systems to equal or exceed system capacity during regular market hours or (ii) a shutdown of any system application necessary for the acceptance and execution of online securities orders for a period of 15 continuous minutes that affects 25% or more of the customers on the system from effecting securities transactions during regular market hours. We have experienced such systems failures and degradation in the past, including failures during fiscal 2000 on January 25, 2000, March 2, 2000, and May 3, 2000, and also October 18, 2000, in the first quarter of fiscal 2001. System failures and degradations could occur with respect to U.S. markets or foreign markets where we must implement new transaction processing infrastructures. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures.

Our ability to process securities transaction orders during systems failures or degradation depends on our having a sufficient number of qualified customer service personnel

     To date, during our systems failures, we were able to take orders by telephone; however, with respect to our brokerage transactions, only associates with securities brokers’ licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure, and we may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. Our inability to process customer orders by the telephone during systems failures or degradation could result in customer losses, harm to our reputation, loss of existing customers, difficulty attracting new customers and customer litigation.

Our inability to expand our technology could seriously harm our business

     The rapid growth in the use of our services has occasionally strained our ability to adequately expand technologically. As we acquire new equipment and applications quickly, we sometimes have a short time to test and validate hardware and software, which could lead to performance problems if there are undetected hardware or software problems. In addition, we rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, other service providers and market-makers, all of which will need to expand the scope of the operations they perform for us. Any backlog caused by a third party’s inability to expand sufficiently to meet our needs could have a material adverse effect on our business, financial condition and operating results.

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

     A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989. The U.S. securities markets have recently been more volatile than usual, and prices have moved mostly downward since March 2000. Consequently, transaction volume has decreased industry-wide and many broker-dealers, including E*TRADE, have been adversely affected. When transaction volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “Item 7. Risk Factors–Our business will suffer if we cannot effectively compete.”

      Our brokerage business, by its nature, is subject to various other risks, including customer default and employee misconduct and errors. We sometimes allow customers to purchase securities on margin, and we are therefore affected because we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer’s indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financial condition and operating results.

Changes in interest rates may reduce the Bank’s profitability

     The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. In addition, changes in market interest rates could reduce the value of the Bank’s financial assets. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.

     The Bank attempts to mitigate this interest rate risk by using derivative contracts that are designed to offset, in whole or in part, the variability in value or cash flow of various assets or liabilities caused by changes in interest rates. There can be no assurances that these derivative contracts move either directionally or proportionately as intended. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company adopted on October 1, 2000, requires that the hedge ineffectiveness, or the change in value of the hedged item versus the change in value of the hedging instruments, be recognized in earnings as of the reporting date. Our financial results may prove to be more volatile due to this new reporting requirement.

     If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

The increased risk of charge-offs due to the Bank’s asset diversification could reduce our profitability

     As the Bank diversifies its investment portfolio towards new higher yielding investment classes, we will have to manage assets that may carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. Though we believe that higher yields will compensate for potentially higher risk, if expectations of future charge-offs increase, a simultaneous increase in the amount of our loss reserves would be required. The increased level of charge-offs recorded to meet additional reserve requirements could negatively impact the results of our operations.

We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs

     Our future profitability depends significantly on our ability to develop and enhance our services and products. There are significant challenges to such development and enhancement, including technical risks. There can be no assurance that we will be successful in achieving any of the following:

  effectively using new technologies;
  adapting our services and products to meet emerging industry standards;
  developing, introducing and marketing service and product enhancements; or
  developing, introducing and marketing new services and products.

     Additionally, these new services and products, if they are developed, may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results will be materially adversely affected.

We could be subject to litigation and our reputation may be harmed if our Business Solutions Group products fail or produce inaccurate results

     BSG provides products and services to assist companies to work effectively with their own professional legal, accounting and tax advisors to comply with the laws, regulations, and rules pertaining to equity compensation. While BSG has taken reasonable precautions to protect itself from liability exposure, product design limitations and/or potential human error while providing services which, by their nature, are highly technical and intricate, could result in significant accounting and tax reporting inaccuracies, which could subject BSG to customer litigation and damage our reputation.

Our results of operations depend heavily upon the growing acceptance of the Internet as a commercial marketplace for financial services

     Because the electronic provision of financial services is currently the most significant part of our business, sales of most of our services and products will depend on consumers continuing to adopt the Internet as a method of doing business and, in particular, as a method of obtaining financial services. Several factors could adversely affect the acceptance and growth of online commerce. For example, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by growing usage. In addition, the Internet could be adversely affected by the slow development or adoption of standards and protocols to handle increased Internet activity, or by increased governmental regulation. Moreover, critical Internet issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved, which could negatively affect the growth of Internet use or commerce on the Internet.

     Even if Internet commerce grows generally, the online market for financial services could grow more slowly or even shrink in size. Adoption of online commerce for financial services by individuals who have relied upon traditional means in the past will require such individuals to accept new and different methods of conducting business. Our Internet brokerage and banking services involve a new approach to securities trading and banking and they require extensive marketing and sales efforts to educate prospective customers regarding their uses and benefits. Consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing and banking, which could have a material adverse effect on our business, financial condition and operating results.

If we are not able to effectively integrate and assimilate ETFC’s operations with our own, the profitability of ETFC will be diminished

     On January 12, 2000, we acquired ETFC. ETFC, through its subsidiary E*TRADE Bank, is a provider of Internet banking services. This represents a new line of business for us. No assurance can be given that we will be able to effectively manage ETFC’s operations or integrate them with our own in order to realize synergies from the acquisition. The Bank holds a loan portfolio consisting primarily of one- to four-family residential loans. A critical component of the banking industry is the ability to accurately assess credit risk and establish corresponding loan loss reserves. We are dependent upon ETFC’s management and employees to advise us in this area. In addition, we may experience difficulty in assimilating ETFC products and services with our own and we may not be able to integrate successfully the employees of ETFC into our organization. These difficulties may be exacerbated by the geographical distance between our various locations and ETFC’s Virginia location. If we fail to successfully integrate ETFC’s operations with our own, our operating results and business could be adversely affected.

If our international efforts are not successful, our business growth will be harmed and our resources will not have been used efficiently

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

     In order to expand our services globally, we must comply with the regulatory controls of each specific country in which we conduct business. Our international expansion could be limited by the compliance requirements of other regulatory jurisdictions. We intend to rely primarily on local third parties and our subsidiaries for regulatory compliance in foreign jurisdictions.

     In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

  unexpected changes in regulatory requirements, tariffs and other trade barriers;
  difficulties in staffing and managing foreign operations;
  the level of investor interest in cross-border trading;
  authentication of online customers;
  increased regulation of the use of customer data;
  political instability;
  fluctuations in currency exchange rates;
  reduced protection for intellectual property rights in some countries;
  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
  the level of adoption of the Internet in international markets; and
  potentially adverse tax consequences.

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

Any failure to successfully integrate the companies that we acquire into our existing operations could harm our business

             We recently acquired ETFC, TIR, CCS (now E*TRADE Access), eInvesting, PrivateAccounts, VERSUS and several of our international affiliates. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

    difficulties in the assimilation of acquired operations and products;
    diversion of management’s attention from other business concerns;
    amortization of acquired intangible assets, with the effect of reducing our reported earnings; and
    potential loss of key associates of acquired companies.

             No assurance can be given as to our ability to integrate successfully any operations, technology, personnel, services or new businesses or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could have a material adverse effect on our business, financial condition and operating results.

Any failure to maintain our relationships with strategic partners or to make effective investments could harm our business

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

             We also make investments, either directly or through affiliated private investment funds, in equity securities of other companies without acquiring control of those companies. There may be no public market for the securities of the companies in which we invest. In order for us to realize a return on our investment, such companies must be sold or successfully complete a public offering of their securities. There can be no assurance that such companies will be acquired or complete a public offering or that such an acquisition or public offering will allow us to sell our securities at a profit, or at all.

Lack of capital for future acquisitions and pending legislation could impact the future profitability of E*TRADE Access

             On May 5, 2000, we completed our acquisition of E*TRADE Access. A significant portion of E*TRADE Access’ future growth will depend on its ability to raise capital to fund acquisitions. A lack of capital for additional acquisitions may limit the ability of the E*TRADE Access network of ATMs to grow, which may limit future revenue and earnings. In addition, federal and state legislation to regulate network and bank ATM transaction fees may be enacted in the future. Legislation reducing the fees that may be charged by ATM service providers could seriously impact the profitability of our ATM network.

Our business depends on our ability to protect our intellectual property

             Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” could have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

    enforce our intellectual property rights;
    protect our trade secrets;
    determine the validity and scope of the proprietary rights of others; or
    defend against claims of infringement or invalidity.

             Such litigation, whether successful or unsuccessful, could result in substantial costs and divert resources, either of which could have a material adverse effect on our business, financial condition and operating results.

We may face claims for infringement of third parties’ proprietary rights and it could be costly and time-consuming to defend against such claims, even those without merit

             We have received in the past, and may receive in the future, notices of claims of infringement of other parties’ proprietary rights. There can be no assurance that claims for infringement or invalidity—or any indemnification claims based on such claims—will not be asserted or prosecuted against us. Any such claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all.

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

Our ability to attract customers and our profitability may suffer if changes in government regulation favor our competition or restrict our business practices

             The securities industry in the United States is subject to extensive regulation under both federal and state laws. The banking industry in the United States is subject to extensive federal regulation. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

    sales methods;
    trading practices among broker-dealers;
    execution of customers’ orders;
    use and safekeeping of customers’ funds and securities;
    capital structure;
    record keeping;
    advertising;
    conduct of directors, officers and employees; and
    supervision.

             Because we are a self-clearing broker-dealer, we have to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending, and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system.

             Similarly, E*TRADE and ETFC, as savings and loan holding companies, and the Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS and, in the case of the Bank, the Federal Deposit Insurance Corporation (“FDIC”). Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

             Because of our international presence, we are also subject to the regulatory controls of each specific country in which we conduct business.

             Because we operate in an industry subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules. For example, in November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for bank holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face.

             There can be no assurance that federal, state or foreign agencies will not further regulate our business. We anticipate that we may be required to comply with record keeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise. We may also be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations affecting our business or operations. We may also be subject to federal, state or foreign money transmitter laws and state and foreign sales or use tax laws. If such laws are enacted or deemed applicable to us, our business or operations could be rendered more costly or burdensome, less efficient or even impossible. Any of the foregoing could have a material adverse effect on our business, financial condition and operating results.

Our inability to comply with applicable securities and banking regulations could significantly harm our business

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

We may be fined or forced out of business if we do not maintain the net capital levels required by regulators

             The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASDR, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

             The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of September 30, 2000 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital

E*TRADE Securities, Inc.	$103,747	$479,036	$375,289
TIR Securities, Inc.	$250	$1,161	$911
TIR Investor Select, Inc.	$5	$351	$346
Marquette Securities, Inc.	$250	$536	$286
E*TRADE Capital Markets, Inc.	$113	$21,774	$21,661
VERSUS Brokerage Services (U.S.), Inc	$100	$233	$133

             Similarly, banks, such as the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on a bank’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of the bank’s capital, risk weightings of assets and off-balance-sheet transactions, and other factors.

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

             The table below summarizes the capital adequacy requirements for the Bank as of September 30, 2000 (dollars in thousands):

	Actual		Required To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$449,843	>5.0%
Tier 1 Capital (to risk weighted assets)	$582,058	16.8%	>$207,890	>6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$346,483	>10.0%

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

             We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE and the Bank. All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. We are currently the subject of formal NASDR and SEC investigations into our advertising practices. At the same time, we voluntarily agreed to prefile all advertising ten days prior to first use for the NASDR’s review and comment for the period beginning June 12, 2000 and ending on September 12, 2000. The NASDR can impose certain penalties for violations of its advertising regulations, including:

    censures or fines;
    suspension of all advertising;
    the issuance of cease-and-desist orders; or
    the suspension or expulsion of a broker-dealer or any of its officers or employees.

If we were to solicit orders from our customers or make investment recommendations, we would become subject to additional regulations that could be burdensome and subject us to fines and other penalties

             We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. Compliance with these regulations could be burdensome, and, if we fail to comply, we could be subject to fines and other penalties. We have recently established a new company, eAdvisor, with Ernst & Young LLP that will provide financial advice for online investors.

Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services and those regulations could adversely affect the growth of the online financial services industry

             As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy (to take effect in July 2001), that will require E*TRADE Securities and the Bank to notify consumers about the circumstances in which they may share consumers’ personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and the Bank already provide such opt-out rights in our privacy policies, the regulations will require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations.

             In addition, several recent reports have focused attention on the online brokerage industry. For example, the New York Attorney General investigated the online brokerage industry and issued a report in November 1999, citing consumer complaints about delays and technical difficulties in companies conducting online stock trading. SEC Commissioner Laura Unger also issued a report in November 1999 on issues raised by online brokerage, including suitability and marketing issues. Most recently, the United States General Accounting Office issued a report citing a need for better investor protection information on brokers’ Web sites.

             Increased attention focused upon these issues could adversely affect the growth of the online financial services industry, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

Due to our recent acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

             Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we are required to file periodic reports with the OTS, and are subject to examination by the OTS. These obligations may be burdensome to comply with. Under financial modernization legislation recently enacted into law, our activities are restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

             We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet issued regulations or otherwise interpreted the new statute. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies. These restrictions could prevent us from pursuing certain activities and transactions that could be beneficial to us.

             In addition to regulation of us and ETFC as savings and loan holding companies, federal savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. These regulations and conditions, and our inexperience with them, could affect our ability to realize synergies from the acquisition, and could negatively affect both us and the Bank following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

Loss or reductions in revenue from order flow rebates could harm our business

             Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. Order flow revenue as a percentage of revenue has decreased over the past three years. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

We may incur costs to avoid investment company status and may suffer adverse consequences if we are deemed to be an investment company

             We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940, which is commonly referred to as the “1940 Act”.

             A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. After giving effect to the sale of 6% convertible subordinated notes, we will have substantial short-term investments until the net proceeds from the sale can be deployed. In addition, we and our subsidiaries have made minority equity investments in other companies that may constitute investment securities under the 1940 Act. In particular, many of our publicly-traded equity investments, which are owned directly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an “investment company” under the 1940 Act.

             We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that the 40% limit were to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and U.S. government securities. If we sell investment securities, we may sell them sooner than we intended. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

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

RISKS RELATING TO OWNING OUR STOCK

Our historical quarterly results have fluctuated and do not reliably indicate future operating results

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

    fluctuations in interest rates, which will impact our investment and loan portfolios;
    changes in trading volume in securities markets;
    the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships;
    changes in key personnel;
    seasonal trends;
    customer acquisition costs, which may be affected by competitive conditions in the marketplace;
    the timing of introductions or enhancements to online financial services and products by us or our competitors;
    market acceptance of online financial services and products;
    domestic and international regulation of the brokerage, banking and Internet industries;
    accounting for derivative instruments and hedging activities;
    changes in domestic or international tax rates;
    changes in pricing policies by us or our competitors;
    fluctuation in foreign exchange rates; and
    changes in the level of operating expenses to support projected growth.

             We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

We have incurred losses and we cannot assure you that we will achieve profitability

             We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We incurred net losses of $402,000 in fiscal 1998 and $56.8 million in fiscal 1999. Although we have achieved profitability in fiscal 2000, that was due in part to sales of investment securities we cannot assure you that profitability will be sustained.

The market price of our common stock, like other technology stocks, may be highly volatile which could cause litigation against us and shareowner losses

             The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

    quarterly variations in operating results;
    volatility in the stock market;
    volatility in the general economy;
    changes in interest rates;
    announcements of acquisitions, technological innovations or new software, services or products by us or our competitors; and
    changes in financial estimates and recommendations by securities analysts.

             In addition, there have been large fluctuations in the prices and trading volumes of securities of many technology, Internet and financial services companies, often unrelated to the operating performance of such companies. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could have a material adverse effect on our business, financial condition and operating results.

We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock

             In the future, we may need to raise additional funds for various purposes, including to expand our technology resources, to hire additional associates or to make acquisitions. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our business growth plans. In addition, if funds are available, the result of our issuing securities could dilute the value of shares of our common stock and cause the market price to fall.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             For quantitative and qualitative disclosures about market risk, we have evaluated such risk for our domestic retail brokerage, banking, global and institutional, and asset gathering and other segments separately. The following discussion about our market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk factors” and elsewhere in this filing.

Domestic Retail Brokerage, Global and Institutional, and Asset Gathering and Other

             Our domestic retail brokerage, global and institutional, and asset gathering and other operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we utilize derivative financial instruments; however, we do not hold derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity

             During the quarter ended September 30, 2000, we had a variable rate bank line of credit. As of September 30, 2000, we had $22.2 million outstanding under this line. The line of credit and the monthly interest payment are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2000, the interest payments would increase by an immaterial amount.

             A portion of our investment portfolio is comprised of corporate bonds and U.S. Government obligations. As of September 30, 2000, the fair value of our debt investments was $313.7 million. If market interest rates were to increase immediately and uniformly by 100 basis points at September 30, 2000, the fair value of these debt investments would decrease by an immaterial amount.

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

             To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based revenues and operating expenses, we routinely hedge our material net non-U.S. dollar-based exposures by entering into foreign exchange forward and option contracts. Currently, hedges of transactions do not extend beyond twelve months and are immaterial. Given the short-term nature of our foreign exchange forward and option contracts, our exposure to risk associated with currency market movement on the instruments is not material.

      Equity Price Risk

             We have investments in publicly-traded equity securities which, in conjunction with cash provided from operations and financing arrangements, are utilized to meet forecasted liquidity needs. The fair value of these securities at September 30, 2000 was $219.7 million. As a result of significant market volatility during the year ended September 30, 2000, the fair value of our equity portfolio was subjected to significant fluctuations. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners’ equity, and not reflected in the determination of operating results until the securities are sold. Depreciation in the market value of our portfolio impacts our financing strategies which could result in higher interest expense if alternative financing strategies are used. At September 30, 2000, unrealized gains on these securities were $186.3 million.

      Financial Instruments

             For our working capital and reserves, which are required to be segregated under Federal or other regulations, we primarily invest in money market funds, resale agreements, certificates of deposit, and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

Banking Operations

      Interest Rate Sensitivity Management

             We actively monitor the net interest rate sensitivity position of our banking business. Effective interest rate sensitivity management seeks to ensure that net interest income and the market value of equity are protected from the impact of changes in interest rates. The risk management function is responsible for measuring, monitoring and controlling market risk and communicating risk limits in connection with our asset/liability management activities and trading.

             Our strategies are intended to stabilize our net interest margin and our exposure to market risk under a variety of changes in interest rates. By actively managing the maturities of our interest-sensitive assets and liabilities, we seek to maintain a relatively consistent net interest margin and mitigate much of the interest rate risk associated with such assets and liabilities.

             We use a risk management process that allows risk-taking within specific limits. To this end, we have established an asset-liability committee and implemented a risk measurement guideline employing market value of equity and gap methodologies and other measures.

             An asset-liability committee establishes the policies and guidelines for the management of our assets and liabilities. The committee’s policy is directed toward reducing the variability of the market value of our equity under a wide range of interest rate environments. Fair value of equity represents the net fair value of our financial assets and liabilities, including off-balance sheet hedges. We monitor the sensitivity of changes in the fair value of equity with respect to various interest rate environments and report regularly to the asset-liability committee. Effective fair value management maximizes net interest income while constraining the changes in the fair value of equity with respect to changes in interest rates to acceptable levels. The model calculates a benchmark fair value of equity for current market conditions.

             We use sensitivity analyses to evaluate the rate and extent of changes to the fair value of equity under various market environments. In preparing simulation analyses, we break down the aggregate investment portfolio into discrete product types that share similar properties, such as fixed or adjustable rate, similar coupon and similar age. Under this analysis, we calculate net present value of expected cashflows for interest sensitive assets and liabilities under various interest rate scenarios. In conducting this sensitivity analysis, the model considers all assets (including whole loan mortgages, mortgage-backed securities, mortgage derivatives and corporate bonds), liabilities and off-balance sheet hedges (including interest rate swaps, caps and options). The range of interest rate scenarios evaluated encompasses significant changes to current market conditions. By this process, we subject our interest rate sensitive assets and liabilities to substantial market stress and evaluate the fair value of equity resulting from various market scenarios. The asset-liability committee reviews the results of these stress tests and establishes appropriate strategies to promote continued compliance with established guidelines.

             Management measures the efficiency of its asset-liability management strategies by analyzing, on a quarterly basis, our theoretical fair value of equity and the expected effect of changes in interest rates. Our board of directors establishes limits within which such changes in the fair value of equity are to be maintained in the event of changes in interest rates.

             We calculated a theoretical fair value of equity in response to a hypothetical change in market interest risk. At September 30, 2000 we computed our theoretical fair value of equity based on then existing interest rates and the attributes of our portfolio as described above. The model addresses our exposure to market sensitive non-trading financial instruments. The model excludes our trading portfolio, which, based on management’s analysis, has an immaterial impact on our fair value of equity. A hypothetical instantaneous 100 basis point parallel increase in the yield curve would cause the net portfolio value to decrease by $84.3 million.

             Every method of market value sensitivity analysis contains inherent limitations and express and implied assumptions that can affect the resulting calculations. For example, each interest rate scenario reflects unique prepayment and repricing assumptions. In addition, this analysis offers a static view of assets, liabilities and hedges held as of September 30, 2000 and makes no assumptions regarding transactions we might enter into in response to changing market conditions.

             Our primary interest risk is the exposure to increasing interest rates. We manage our exposure to increasing interest rates, principally changes in three-month LIBOR associated with the cost of our deposits and advances from the Federal Home Loan Bank of Atlanta, by entering into related interest rate swap and cap agreements. These instruments contain principally the same terms and notional balance as the related designated liabilities.

             We employ various techniques to implement the asset-liability committee’s strategies directed toward managing the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. We use hedging techniques to reduce the variability of fair value of equity and its overall interest rate risk exposure over a one- to seven-year period.

             We also monitor our assets and liabilities by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income.

             The following assumptions were used to prepare our gap table at September 30, 2000. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 15% and 20%, based on estimated future prepayment rates for comparable market benchmark securities and the Bank’s prepayment history. The table also assumes that fixed-rate, current-coupon residential loans and mortgage-backed securities prepay at an annual rate of between 8% and 12%. The above assumptions were adjusted up or down on a pool-by-pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

             The following table sets forth our gap at September 30, 2000.

	Balance at September 30, 2000	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years

	(dollars in thousands)
Interest-earning banking assets:
Loans receivable, net	$4,172,754	47.23%	$304,173	$800,392	$1,939,083	$1,129,106
Mortgage-backed securities, available-for-sale and trading	4,191,924	47.45	163,225	501,080	1,992,765	1,534,854
Investment securities, available-for-sale and FHLB stock	419,624	4.75	29,342	82,100	94,765	213,417
Federal funds sold and interest bearing deposits	50,790	0.57	—	10,158	40,632	—

Total interest-earning banking assets	8,835,092	100.00%	$496,740	$1,393,730	$4,067,245	$2,877,377

Non-interest-earning banking assets	180,639

Total banking assets	$9,015,731

Interest-bearing banking liabilities:
Savings deposits	$533,546	6.46%	$—	$—	$533,546	$—
Time deposits	4,188,255	50.75	591,097	2,396,876	1,117,883	82,399
FHLB advances	1,637,000	19.84	1,337,000	100,000	150,000	50,000
Other borrowings	1,894,000	22.95	1,894,000	—	—	—

Total interest-bearing banking liabilities	8,252,801	100.00%	$3,822,097	$2,496,876	$1,801,429	$132,399

Non-interest-bearing banking liabilities	62,748

Total banking liabilities	$8,315,549

Periodic gap			$(3,325,357)	$(1,103,146)	$2,265,816	$2,744,978

Cumulative gap			$(3,325,357)	$(4,428,503)	$(2,162,687)	$582,291

Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

      Impact of Inflation and Changing Prices

      The impact inflation has on the Bank is different from the impact on an industrial company because substantially all of our assets and liabilities are monetary in nature, and interest rates and inflation rates do not always move in concert. Our management believes that the impact of inflation on financial results depends upon our ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on our operating expenses. The actual effect of inflation on our net interest income, however, would depend on the extent to which we were able to maintain a spread between the average yield on our interest-earning assets and the average cost of our interest-bearing liabilities, which would depend to a significant extent on our asset-liability sensitivity. As discussed above, we seek to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on our results of operations for the past three years has been minimal.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of
E*TRADE Group, Inc.:

             We have audited the consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the “Company”) as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the acquisition of E*TRADE Financial Corporation (“ETFC”, formerly Telebanc Financial Corporation) on January 12, 2000, which has been accounted for as a pooling of interests as described in Note 3 to the consolidated financial statements. We did not audit the balance sheets of ETFC as of September 30, 2000 and 1999, or the related statements of operations, shareowners’ equity and cash flows of ETFC for the years ended September 30, 2000 and 1999 and the twelve months ended December 31, 1998, which statements reflect total assets of $9,027,185,000 and $3,981,244,000 as of September 30, 2000 and 1999, respectively, and net revenues of $140,489,000, $55,387,000 and $25,933,000 for the years ended September 30, 2000 and 1999 and the twelve months ended December 31, 1998, respectively. Those statements were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph concerning a change in ETFC’s method of accounting for start up activities in 1999) has been furnished to us, and our opinion, insofar as it relates to the amounts included for ETFC is based solely on the report of such other auditors.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

             In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

             As discussed in Note 3, the consolidated financial statements give retroactive effect to the acquisitions of ETFC and VERSUS Technologies, Inc., with and into E*TRADE Group, Inc. on January 12, 2000 and August 28, 2000 respectively, which have been accounted for as poolings of interests.

/s/Deloitte & Touche LLP

San Jose, California
October 19, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of
E*TRADE Financial Corporation and Subsidiaries:

             We have audited the consolidated statements of financial condition of E*TRADE Financial Corporation (a Delaware corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity and cash flows for the years ended September 30, 2000 and 1999 and the year ended December 31, 1998 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

             As explained in the financial statements, effective January 1, 1999, E*TRADE Financial Corporation and subsidiaries changed its method of accounting for start-up activities in accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities.

                                /s/ Arthur Andersen LLP

Vienna, Virginia
October 13, 2000

E*TRADE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,

	2000	1999

ASSETS
Cash and equivalents	$175,443	$157,705
Cash and investments required to be segregated under Federal or other regulations	125,862	122,412
Brokerage receivables—net	6,542,508	2,982,076
Mortgage-backed securities	4,188,553	1,426,053
Loans receivable—net	4,172,754	2,154,509
Investments	985,218	828,829
Property and equipment—net	334,262	181,675
Goodwill and other intangibles	484,166	18,554
Other assets	308,671	160,361

Total assets	$17,317,437	$8,032,174

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Brokerage payables	$6,055,530	$2,911,678
Banking deposits	4,721,801	2,162,682
Borrowings by bank subsidiary	3,531,000	1,267,474
Convertible subordinated notes	650,000	—
Accounts payable, accrued and other liabilities	470,742	207,961

Total liabilities	15,429,073	6,549,795

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company and other mandatorily redeemable preferred securities (redemption value $32,400)	31,531	30,584

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2000 and 1999	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 5,619,543 at September 30, 2000 and 8,709,280 at September 30, 1999	56	87
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 304,504,764 at September 30 2000 and 275,145,791 at September 30, 1999	3,045	2,751
Additional paid-in capital	1,814,581	1,320,338
Unearned ESOP shares	(1,560)	(2,122)
Shareowners’ notes receivable	(19,103)	(1,092)
Accumulated deficit	(6,908)	(26,060)
Accumulated other comprehensive income	66,722	157,893

Total shareowners’ equity	1,856,833	1,451,795

Total liabilities and shareowners’ equity	$17,317,437	$8,032,174

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended September 30,

	2000	1999	1998

Revenues:
Transaction revenues	$739,078	$355,830	$162,097
Interest income	960,358	369,074	186,123
Global and institutional	166,061	124,233	105,851
Other	107,686	40,546	28,173

Gross revenues	1,973,183	889,683	482,244
Interest expense	(600,862)	(215,452)	(120,334)
Provision for loan losses	(4,003)	(2,783)	(905)

Net revenues	1,368,318	671,448	361,005

Cost of services	515,571	302,342	151,329

Operating expenses:
Selling and marketing	521,532	325,449	126,141
Technology development	142,914	79,935	36,203
General and administrative	209,436	102,826	51,346
Amortization of goodwill and other intangibles	22,764	2,915	2,480
Acquisition-related expenses	36,427	7,174	1,167

Total operating expenses	933,073	518,299	217,337

Total cost of services and operating expenses	1,448,644	820,641	368,666

Operating loss	(80,326)	(149,193)	(7,661)

Non-operating income (expense):
Corporate interest income	17,220	20,675	11,236
Corporate interest expense	(29,535)	(71)	(21)
Gain on sale of investments	211,149	54,093	—
Equity in income (losses) of investments	(11,513)	(8,838)	531
Unrealized loss on venture funds	(736)	—	—
Other	(1,810)	(72)	(1,242)

Total non-operating income	184,775	65,787	10,504

Pre-tax income (loss)	104,449	(83,406)	2,843
Income tax expense (benefit)	85,478	(31,288)	1,883
Minority interest in subsidiaries	(181)	2,197	1,362

Income (loss) before cumulative effect of accounting change and extraordinary loss	19,152	(54,315)	(402)
Cumulative effect of accounting change, net of tax	—	(469)	—
Extraordinary loss on early extinguishment of subordinated debt, net of tax	—	(1,985)	—

Net income (loss)	$19,152	$(56,769)	$(402)

Income (loss) per share before cumulative effect of accounting change and extraordinary loss (See Note 17):
Basic	$0.06	$(0.20)	$(0.00)

Diluted	$0.06	$(0.20)	$(0.00)

Income (loss) per share (See Note 17):
Basic	$0.06	$(0.21)	$(0.01)

Diluted	$0.06	$(0.21)	$(0.01)

Shares used in computation of per share data (See Note 17):
Basic	301,926	272,832	195,051
Diluted	319,336	272,832	195,051

      See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned ESOP Shares	Shareowners’ Notes Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowners’ Equity

Balance, September 30, 1997	29,900	$15,281	4,684	$47	173,315	$1,733	$300,458	$—	$—	$34,340	$2,691	$354,550
Net loss										(402)		(402)
Net appreciation of available-for-sale securities											23,517	23,517
Less realized gain											(1,341)	(1,341)

Unrealized gain on available-for-sale securities											22,176	22,176
Foreign currency translation											(622)	(622)
Tax expense on other comprehensive income items											(10,511)	(10,511)

Total comprehensive income												10,641

Issuance of common stock, net of issuance costs					74,584	747	468,759					469,506
Exercise of stock options, including tax benefit					3,642	36	14,500					14,536
Associate Stock Purchase Plan					416	4	1,190					1,194
Conversion of ETFC’s preferred stock to common stock	(29,900)	(15,281)			5,039	50	15,231					—
Unearned ESOP shares					(327)	(3)	3	(2,578)				(2,578)
Dividends-TIR / ETFC					210	2	1,737			(2,352)		(613)
Issuance of warrants for common stock							4,721					4,721
Other stock transactions			(5)		(5)		1,102					1,102

Balance, September 30, 1998	—	—	4,679	47	256,874	2,569	807,701	(2,578)	—	31,586	13,734	853,059
Net loss										(56,769)	—	(56,769)
Net appreciation of available-for-sale securities											292,467	292,467
Less realized gain											(50,723)	(50,723)

Unrealized gain on available-for-sale securities											241,744	241,744
Foreign currency translation											1,984	1,984
Tax expense on other comprehensive income items											(99,569)	(99,569)

Total comprehensive income												87,390

Adjustment for ETFC earnings										(655)		(655)
Issuance of common stock in public offering-ETFC / VERSUS			3,196	32	8,257	83	426,487					426,602
Options issued to consultants							2,200					2,200
Exercise of stock options, including tax benefit			21		7,999	79	69,926		(1,092)			68,913
Exercise of warrants, including tax benefit			813	8	1,057	11	1,157					1,176
Associate Stock Purchase Plan					390	4	2,401					2,405
Release of unearned ESOP shares					14		2,386	456				2,842
Buyback of trust preferred securities							(410)					(410)
Cash dividends-TIR										(222)		(222)
Issuance of common stock for the acquisition of Confluent					314	3	7,418					7,421
Other stock transactions					241	2	1,072					1,074

Balance, September 30, 1999	—	—	8,709	87	275,146	2,751	1,320,338	(2,122)	(1,092)	(26,060)	157,893	1,451,795

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (Continued)
(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Unearned ESOP Shares	Shareowners’ Notes Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareowners’ Equity

Net income										19,152		19,152
Net appreciation of available-for-sale securities											61,275	61,275
Less realized gain											(134,012)	(134,012)

Unrealized loss on available-for-sale securities											(72,737)	(72,737)
Foreign currency translation											(927)	(927)
Tax benefit on other comprehensive income items											(17,507)	(17,507)

Total comprehensive loss												(72,019)

Compensation expense on options							4,903					4,903
Exercise of stock options, including tax benefit			65		9,682	97	67,157		(19,103)			48,151
Associate Stock Purchase Plan					590	6	4,878					4,884
Release of unearned ESOP shares					348	4	(868)	562				(302)
Repayment of shareowners’ notes receivable									1,092			1,092
Issuance of common stock, net of issuance costs—VERSUS			497	5			2,538					2,543
Issuance of common stock for purchase acquisitions.			83	1	15,005	150	415,635					415,786
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(3,734)	(37)	3,734	37						—

Balance, September 30, 2000	—	$—	5,620	$56	304,505	$3,045	$1,814,581	$(1,560)	$(19,103)	$(6,908)	$66,722	$1,856,833

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,152	$(56,769)	$(402)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Minority interest and equity in income/loss of subsidiaries and investments	13,388	6,899	4,939
Depreciation, amortization and discount accretion	97,638	34,307	15,873
Net realized gains on available-for-sale securities, loans held-for-sale and trading securities	(219,274)	(54,730)	(4,105)
Provision for loan losses	4,003	2,783	905
Deferred income taxes	54,964	(38,785)	352
Other	6,200	3,654	(4,090)
Net effect of changes in brokerage-related assets and liabilities:
Cash and investments required to be segregated under Federal or other regulations	42,470	(110,365)	5,012
Brokerage receivables	(3,562,795)	(1,530,608)	(574,464)
Brokerage payables	3,107,026	1,574,869	495,942
Net effect of changes in banking-related assets and liabilities:
Cash and investments required to be segregated under Federal or other regulations	(2,481)	1,400	(2,323)
Proceeds from sales, repayments and maturities of loans held for sale	141,207	129,189	69,762
Purchases of loans held for sale	(128,607)	(69,274)	(2,297)
Proceeds from sales, repayments and maturities of trading securities	1,599,539	1,286,852	616,110
Purchases of trading securities	(1,565,989)	(1,268,736)	(623,913)
Interest credited to deposits	(140,845)	84,666	45,023
Other changes-net:
Other assets	(61,333)	(44,372)	(28,076)
Accrued interest receivable	(23,894)	(14,149)	(7,089)
Accounts payable, accrued and other liabilities, net of business acquisitions	199,249	86,937	40,835

Net cash provided by (used in) operating activities	(138,692)	23,768	47,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired (used) in business acquisitions, net	(32,490)	—	6,847
Net increase in loans receivable, net of loans received in business acquisition	(2,047,022)	(1,421,628)	(281,603)
Restricted deposits	(72,689)	—	—
Purchase of mortgage-backed securities, available-for-sale securities, and other investments, net of securities received in business acquisition	(10,180,722)	(5,680,123)	(4,557,430)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities, and other investments	7,343,076	5,299,483	3,517,799
Purchases of property and equipment, net of property and equipment received in business acquisition	(184,449)	(154,073)	(39,572)
Other	(11,302)	13,874	(3,287)

Net cash used in investing activities	(5,185,598)	(1,942,467)	(1,357,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits, net of deposits received in business acquisition	2,418,274	1,003,756	335,136
Advances from the Federal Home Loan Bank of Atlanta	4,704,500	2,706,510	1,201,577
Payments on advances from the Federal Home Loan Bank of Atlanta	(3,544,500)	(2,437,510)	(929,077)
Net increase in securities sold under agreements to repurchase	1,103,525	310,732	124,526
Net proceeds from convertible subordinated notes	631,312	—	—
Proceeds from bank loans and lines of credit, net of transaction costs	177,037	—	—
Payments on bank loans and lines of credit	(154,802)	—	—
Net increase/(decrease) in other borrowed funds, net of borrowings received in business acquisition	(5,150)	(29,792)	241
Proceeds from issuance of trust preferred securities	—	(4,696)	25,813
Proceeds from issuance of common and preferred stock, and from associate stock transactions	20,117	455,282	481,348
Other	(8,285)	(4,287)	1,345

Net cash provided by financing activities	5,342,028	1,999,995	1,240,909

INCREASE (DECREASE) IN CASH AND EQUIVALENTS:	17,738	81,296	(68,343)
CASH AND EQUIVALENTS-Beginning of period	157,705	76,409	144,752

CASH AND EQUIVALENTS-End of period	$175,443	$157,705	$76,409

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$608,232	$208,439	$112,694
Cash paid for income taxes	$4,037	$763	$1,664
Non-cash investing and financing activities:
Tax benefit on exercise of stock options and warrants	$32,276	$47,007	$9,430
Acquisitions, net of cash acquired:
Common stock issued and options assumed	$416,715	$—	$—
Cash paid, less acquired	32,497	7,421	22,300
Liabilities assumed	23,867	—	315,400
Carrying value of joint-venture investments	6,058	—	—

Fair value of assets acquired including goodwill	$479,137	$7,421	$337,700

      See notes to consolidated financial statements

     E*TRADE GROUP, INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include E*TRADE Group, Inc. (“Parent”), a financial services holding company, and its subsidiaries (collectively, the “Company”), including but not limited to E*TRADE Securities, Inc. (“E*TRADE Securities”), a securities broker-dealer, TIR (Holdings) Limited (“TIR”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Financial Corporation (“ETFC”), a provider of financial services, VERSUS Technologies, Inc. (“VERSUS”), a Canadian-based provider of electronic securities trading services for institutional and retail investors and owner of the E*TRADE Canada license, and E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of centrally-managed automated teller machines (“ATMs”) in the United States. The consolidated financial statements of the Company have been prepared to give retroactiv e effect to the acquisitions of ETFC in January 2000 and VERSUS in August 2000, which have been accounted for as poolings of interests (see Note 3). The primary business of ETFC is conducted by E*TRADE Bank (the “Bank”) and E*TRADE Capital Markets, Inc. (“ETCM”). The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. ETCM is a funds manager and registered broker-dealer.

     The consolidated financial statements of the Company include the accounts of the Parent, and its majority owned subsidiaries, which are consolidated. Intercompany accounts and transactions are eliminated in consolidation. Other subsidiaries and affiliates in which there is at least a 20% ownership are generally accounted for by the equity method; those in which there is a less than 20% ownership are generally carried at cost.

     The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates for which a change is reasonably possible in the near-term relate to the determination of the allowance for loan losses, the fair value of investments and available-for-sale mortgage-backed securities, loans receivable held for sale, trading securities and the valuation of real estate acquired in connection with foreclosures and mortgage servicing rights. In addition, the regulatory agencies that supervise the financial services industry periodically review the Bank’s allowance for losses on loans. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

     Certain items in these consolidated financial statements have been reclassified to conform to the current period presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Transaction Revenues—The Company derives transaction revenues from commissions related to domestic retail customer broker-dealer transactions in equity and debt securities, options and, to a lesser extent, payments from other broker-dealers for order flow. Securities transactions are recorded on a trade date basis and are executed by independent broker-dealers.

     Interest Income and Expense—Interest income is primarily comprised of: interest earned by the Company’s broker-dealer operations on credit extended to its customers to finance their purchases of securities on margin; fees on customer assets invested in money market accounts; interest earned by the Company’s banking operations on purchased pools of one- to four-family first lien mortgages and mortgage-related securities; and interest earned on investment securities and other interest-earning assets. Interest expense primarily represents: interest paid to customers for their brokerage cash balances and banking deposits; interest paid on borrowed funds; and interest paid to other broker-dealers through the Company’s stock loan program. Interest income and expense arising from the Company’s brokerage and banking operations are reported as components of net revenues. Corporate interest income and expense are included in non-operating income.

     Global and Institutional Revenues—Global and institutional revenues consist principally of commission revenues from TIR and VERSUS for institutional transaction execution, commission revenues from international subsidiaries for retail customer broker-dealer transactions in equity and debt securities, options and, payments from other broker-dealers for order flow. TIR provides certain institutional customers with market research and other information under arrangements whereby TIR receives minimum annual commissions. Direct costs arising from these arrangements are expensed as the commissions are received, in proportion to the expected cost of the total arrangement. As a result, costs may be deferred or accrued, as appropriate, to properly match expenses at the time revenue is earned. At September 30, 2000 and 1999, costs of $14.1 million and $7.2 million, respectively, were deferred and costs of $6.9 million and $12.3 million, respectively, were accrued for these arrangements.

     Other Revenues—Other revenues primarily consist of investment banking revenues, software licensing and maintenance fee revenues, brokerage and banking-related fees for services, revenues from advertising on the Company’s Web site, mutual fund fees, ATM transaction fees and the gains or losses from the sale of trading securities. Included in other revenues are gains on the sale of banking-related loans and securities, an investment in the London Stock Exchange, and a seat on the Hong Kong Stock Exchange totaling $11.9 million, $6.3 million and $5.6 million, in fiscal 2000, 1999 and 1998, respectively.

     Advertising Costs—Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received. The Company incurred $149.4 million, $124.2 million and $26.9 million in advertising expense in fiscal 2000, 1999 and 1998, respectively.

     Technology Development Costs—Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable, are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company’s systems, as well as payroll and consulting costs. Capitalized costs were $61.5 million, $12.8 million and $10.2 million in fiscal 2000, 1999 and 1998, respectively.

     Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally two to three years. Amortization expense was $7.8 million, $7.1 million and $1.7 million in fiscal 2000, 1999 and 1998, respectively.

     Stock-Based Compensation—The Company accounts for associate stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

     Changes in Accounting Principle—In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Cost of Start-up Activities. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in APB No. 20, Accounting Changes. ETFC implemented SOP 98-5 in fiscal 1999 and, as a result, recognized $469,000 of previously capitalized start-up costs, net of tax, as a cumulative effect of a change in accounting principle. These costs related primarily to the establishment of TeleBanc Insurance Services.

     Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     Cash Equivalents—For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less (except for amounts required to be segregated under Federal or other regulations) to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks, and Federal funds.

     Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of government backed securities purchased under agreements to resell (“Resale Agreements”). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. Included in cash and investments required to be segregated under Federal or other regulations is $2.5 million and $1.0 million at September 30, 2000 and 1999, respectively, which the Company is required to maintain in an overnight balance in its account with the Federal Reserve Bank of Richmond.

     Loans Receivable-Net—Loans receivable-net consist of mortgages that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. These loans are carried at amortized cost adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on purchased or originated loans and unamortized premiums or discounts on purchased loans. Also included in loans receivable-net are loans receivable held for sale. Loans receivable held for sale are mortgages acquired by the Company and intended for sale in the secondary market and are carried at lower of cost or estimated market value in the aggregate. The market value of these mortgage loans is determined by obtaining market quotes for loans with similar characteristics.

     Certain loans have been purchased by the Company with an expectation that not all contractual payments of the loan will be collected. Discounts attributable to credit issues are tracked separately, netted against the loan balance, and are not included as a component of allowance for loan losses. Discounts are accreted on a level yield basis only to the extent they are expected to be realized.

     According to SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The term “all amounts due” includes both the contractual interest and principal payments of a loan as scheduled in the loan agreement. The Company has determined that once a loan becomes ninety or more days past due, collection of all amounts due is no longer probable; therefore, the loan is considered impaired. The amount of impairment is measured based upon the fair value of the underlying collateral and is reflected through the creation of a valuation allowance.

     The loan portfolio is reviewed by the Company’s management to set provisions for estimated losses on loans, which are charged to earnings in the current period. The allowance for loan losses represents management’s estimate of losses that have occurred as of the respective reporting date. In determining the level of the allowance, the Company has established both specific and general allowances. The amount of specific reserves is determined through a loan-by-loan analysis of non-performing loans and larger dollar non-single-family mortgage loans. The general allowance is computed based on an assessment of performing loans and is evaluated collectively. Each month, the performing loan portfolio is stratified by asset type (one- to four-family, commercial, consumer, etc.) and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 0.15% and 3.0% depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on historical loss experience adjusted to reflect industry loss experience. The increase in the allowance for loan losses reflects the significant increase in the loan portfolio, from $2,184 million at September 30, 1999 to $4,226 million at September 30, 2000, and the fact that the Bank purchases, rather than originates in house, the majority of its loans. Even though the Company’s historic charge-offs are minimal, $253,000 and $458,000 in fiscal 2000 and 1999, respectively, we believe the allowance for loan losses, $10.9 million (0.26% of total loans) and $7.2 million (0.33% of total loans) at September 30, 2000 and 1999, respectively, is an appropriate estimate of the losses inherent in the loan portfolio.

     Loan and Commitment Fees, Discounts and Premiums—Loan fees and certain direct loan acquisition costs are deferred and the net fee or cost recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on loans receivable are amortized or accreted, respectively, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Premiums and discounts on loans held for sale are recognized as part of the loss or gain upon sale and not amortized or accreted, respectively.

     Non-performing Assets—Non-performing assets consist of loans for which interest is no longer being accrued, troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan and real estate acquired in settlement of loans. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. All loans at least ninety days past due, as well as other loans considered uncollectible, are placed on non-accrual status. Payments received on non-accrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

     Investments—The Company generally classifies its debt, mortgage-backed securities and marketable equity securities in one of three categories: held-to-maturity, available-for-sale, or trading. During 2000 and 1999, the Company held no investments or mortgage-backed securities that it classified as held-to-maturity.

     Available-for-sale securities represent a portfolio of equity securities, commercial paper, municipal bonds, certificates of deposit, corporate bonds, U.S. Government obligations, asset-backed securities and money market funds. Unrealized gains and losses, net of tax, are computed on the basis of average cost and are included in other comprehensive income. Realized gains and losses and declines in fair value judged to be other than temporary are included in revenues for securities purchased and sold as a component of the Company’s banking operations; other amounts are included in non-operating income (expense). The cost of securities sold is based on the average cost method and interest earned is included in interest income or non-operating income.

     Trading securities are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading are carried at market value. Realized and unrealized gains and losses on securities classified as trading are included in other revenues and are derived using the specific identification method for determining the cost of the security sold.

     Property and Equipment—Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally two to seven years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or lease terms.

     Goodwill and Other Intangibles—Goodwill and other intangibles, comprised primarily of goodwill, represents the excess of purchase price over the fair value of net assets acquired resulting from acquisitions made by the Company. Goodwill is being amortized using the straight-line method based on an estimated useful life of five to twenty years. Other intangibles are amortized using the straight-line method based on an estimated useful life of two to seven years.

     Other Assets—Other assets primarily include premiums paid on interest rate caps, real estate acquired through foreclosure, Federal Home Loan Bank (“FHLB”) stock, and prepaid assets. Included in other assets is $71.9 million in restricted deposits related to an operating lease.

     Real estate properties acquired through foreclosure and held for sale (“REO”) are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes an allowance for losses through a charge to income if the carrying value of a property exceeds its estimated fair value less selling costs. REO was $850,000 and $539,000 at September 30, 2000 and 1999, respectively.

     Foreign Currency Translation—Assets and liabilities of wholly and majority owned subsidiaries outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in other comprehensive income as the functional currency of our subsidiaries is their local currency. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

     Impairment of Long-Lived Assets—In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. No such write-downs were made for the years ended September 30, 2000, 1999 or 1998.

     Financial Instruments With Off-Balance-Sheet Credit Risk—The Company uses interest rate swaps, caps, floors and futures in the management of its interest-rate risk. The Company is generally exposed to rising interest rates because of the nature of the repricing of rate-sensitive assets as compared with rate-sensitive liabilities. These instruments are used primarily to hedge specific assets and liabilities. For interest rate swaps, the net interest received or paid is treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts are due.

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

     The Company uses forward foreign exchange contracts and purchases foreign currency option contracts that are designated to reduce a portion of its exposure to foreign currency risk from operational exposures resulting from changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations that are denominated in currencies other than the functional currency of the legal entity. Hedging activity related to foreign currency risk has not resulted in a material impact to the Company’s operations to date.

     Comprehensive Income—The Company’s comprehensive income is comprised of net income, foreign currency cumulative translation adjustments, and unrealized gains and losses on available-for-sale investments, net of related taxes. Comprehensive income is reflected in the consolidated statements of shareowners’ equity.

     Segment Information—In fiscal 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Under SFAS No. 131, the Company is required to use the management approach to reporting its segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s segments. The adoption of SFAS No. 131 had no impact on the Company’s net income (loss), balance sheet, or shareowners’ equity. The accounting policies of the segments are the same as those described elsewhere in Note 2. (See Note 23, “Segment and Geographic Information”)

      New Accounting Standards—In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133 will result in an $82,500 charge, net of tax, from a cumulative effect of a change in accounting principle, and a $6.2 million decrease, net of tax, in shareowners’ equity in the Company’s financial statements for the quarter ending December 31, 2000.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 to our consolidated financial statements.

3.   BUSINESS COMBINATIONS

Poolings of Interests

    VERSUS

     On August 28, 2000, the Company completed the acquisition of VERSUS, a Canadian-based provider of electronic securities trading services for institutional and retail investors and owner of the E*TRADE Canada license, in a share exchange. Prior to the acquisition, VERSUS had been a strategic partner of E*TRADE, holding the rights to the E*TRADE Canada license since 1997. Through the acquisition of VERSUS, the Company will increase its retail and institutional client base and be able to incorporate the technology underlying the VERSUS Network, a scalable proprietary electronic trading platform, into its global cross-border trading platform. Each

VERSUS shareowner received approximately .725 shares of E*TRADE common stock or .725 shares of EGI Canada Corporation that are exchangeable on a one-for-one basis for common stock of E*TRADE (the “Exchangeable Shares” see Note 16). Options held by VERSUS employees were assumed by E*TRADE and, upon exercise, are convertible into approximately .725 shares of E*TRADE common stock. In total, 10,644,223 Exchangeable Shares were authorized for issuance in an exchange valued at approximately $173.9 million. The acquisition was accounted for as a pooling of interests, and accordingly, the historical consolidated financial statements of the Company have been restated to include the financial position, results of operations, and cash flows of VERSUS for all periods presented. No significant adjustments were made to conform the consolidated financial statements of VERSUS from accounting principles generally accepted in Canada to accounting principles generally accepted in the United States of America or to conform the accounting policies of the entities. All intercompany transactions related to the licensing arrangement between E*TRADE and VERSUS and the prior investment in VERSUS by E*TRADE have been eliminated in all periods presented.

   ETFC

     On January 12, 2000, the Company completed the acquisition of Telebanc Financial Corporation (now ETFC). ETFC is the holding company for the Bank, formerly Telebank, an Internet-based federally chartered savings bank. Under the terms of the agreement, ETFC shareowners received 1.05 shares of E*TRADE common stock for each share of ETFC common stock, representing a total of 35,671,622 shares of the Company’s common stock. The Company also assumed all outstanding ETFC options, which were converted to options to purchase approximately 5,494,000 shares of the Company’s common stock. Prior to the acquisition, ETFC reported on a calendar year basis. Fiscal 1998 includes the results of ETFC for the twelve months ended December 31, 1998. Fiscal 1999 includes the results of ETFC for the twelve months ended September 30, 1999. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37,758,000, net revenues of $8,905,000 and net income of $655,000), have been included in both fiscal 1999 and 1998, and are reflected as an adjustment to retained earnings in fiscal 1999. The acquisition was accounted for as a pooling of interests and, accordingly, all prior financial data of the Company has been restated to include the historical operations of ETFC. No adjustments were required to conform accounting policies of the entities. There were no significant intercompany transactions requiring elimination for any periods presented.

     The following table shows the historical results of the Company, ETFC and VERSUS for the periods prior to the consummation of the acquisitions of the entities by E*TRADE (in thousands):

	Net Revenues	Income (Loss) Before Cumulative Effect of Accounting Change and Extraordinary Loss	Net Income (Loss)

Fiscal year ended September 30, 2000
E*TRADE Group	$1,317,104	$26,364	$26,364
ETFC (through December 31, 2000)	23,423	423	423
VERSUS (through August 31, 2000)	28,988	(8,007)	(8,007)
Elimination of intercompany transactions (1)	(1,197)	372	372

Combined	$1,368,318	$19,152	$19,152

Fiscal year ended September 30, 1999
E*TRADE Group	$601,763	$(54,438)	$(54,438)
ETFC	55,387	4,800	2,346
Versus	14,668	(5,036)	(5,036)
Elimination of intercompany transactions (1)	(370)	359	359

Combined	$671,448	$(54,315)	$(56,769)

Fiscal year ended September 30, 1998
E*TRADE Group	$324,721	$1,927	$1,927
ETFC	25,933	1,375	1,375
VERSUS	10,535	(4,076)	(4,076)
Elimination of intercompany transactions (1)	(184)	372	372

Combined	$361,005	$(402)	$(402)

______________
       (1)   Eliminations include the royalty revenue recorded by E*TRADE and the corresponding royalty expense and the amortization of the license recorded by VERSUS under the License and Service Agreement between E*TRADE and VERSUS.

Poolings of Interests—Prior Years

     The following acquisitions were accounted for as poolings of interests in the prior years, and accordingly, all prior financial data of the Company have previously been restated to include the historical operating results of the acquired businesses.

   TIR (Holdings) Limited

     On August 31, 1999, the Company acquired TIR an international financial services company offering global multi-currency securities execution and settlement services and a leader in providing independent research to institutional investors. The Company issued 4,488,000 shares of common stock in exchange for all outstanding common stock of TIR. The Company also assumed all outstanding TIR options, which were converted to options to purchase approximately 190,000 shares of the Company’s common stock.

   ClearStation

     On April 30, 1999, the Company acquired ClearStation, Inc. (“ClearStation”), a financial media Web site that integrates technical and fundamental analysis and discussion for investors. The Company issued 939,000 shares of common stock in exchange for all outstanding common stock of ClearStation. The Company also assumed all outstanding ClearStation options, which were converted to options to purchase approximately 112,000 shares of the Company’s common stock.

   ShareData

     On July 30, 1998, the Company acquired ShareData, Inc. (“ShareData”). ShareData supplies stock plan knowledge-based software and Full Service Stock Plan Administration (“FSSPA”) consulting services for pre-IPO and public companies. The Company issued 5,232,000 shares of its common stock in exchange for all outstanding common stock of ShareData. The Company also assumed all outstanding ShareData options, which were converted to options to purchase approximately 744,000 shares of the Company’s common stock.

Purchase Acquisitions

     During the three years ended September 30, 2000, the Company completed ten acquisitions which were accounted for under the purchase method of accounting. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition. The amounts allocated to goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 20 years.

     A summary of the Company’s purchase transactions for the three years ended September 30, 2000 is included in the following table (in millions, except share amounts):

Entity Name and Description of Business Acquired	Date	Goodwill	Form of Consideration

Fiscal 2000 Acquisitions:
Electronic Investing Corporation (“eInvesting”)	8/00	$5.5	$3.9	230,477 shares of common stock issued
Provider of individual securities portfolios			$0.9	Cash

E*TRADE Access (formerly Card Capture Services)	5/00	$100.6	$70.5	3,122,887 shares of common stock issued
Independent network of centrally-managed ATMs			$16.9	1,036,558 employee stock options assumed
			$5.1	Cash

Fairvest Securities Corporation	5/00	$0.6	$0.5	Cash
Provider of Canadian corporate governance and related services			$0.5	83,122 shares exchangeable into E*TRADE common stock

E*TRADE U.K.	12/99	$148.4	$12.1	Cash
Provider of retail brokerage services to the UK market			$104.0	3,869,676 shares of common stock issued
			$27.2	1,012,639 options assumed

E*TRADE Nordic AB	11/99	$89.8	$80.6	3,180,799 shares of common stock issued
Provider of retail brokerage services to the Nordic countries			$4.0	157,856 plan options assumed

E*TRADE @ Net Bourse S.A. (1)	10/99	$124.1	$108.2	4,600,595 shares of common stock issued
Provider of retail brokerage services to Belgium,
Netherlands, Luxembourg, Austria, Italy and France

Fiscal 1999 Acquisition:
Confluent, Inc.	9/99	$3.0	$7.4	314,000 shares of common stock issued
Developer of personal financial management tools

Fiscal 1998 Acquisitions:
OptionsLink Division of Hambrecht & Quist	11/97	$2.9	$3.5	Cash
Employee stock option and stock plan services for corporate stock plan participants

MET Holdings Corporation	4/98	$0.3	$33.2	6,039,940 shares of common stock issued
Bank holding company for Metropolitan Bank for savings

Direct Financial Corporation	8/98	$4.0	$22.3	Cash
Regional savings and loan holding company
______________
       (1)   In September 2000, the Company announced the sale of its investment in CPR E*TRADE and no longer has a retail presence in France.

     The pro forma information below assumes that the fiscal 2000 and 1999 acquisitions of the Company’s international affiliates, E*TRADE Access, Fairvest Securities Corporation, Confluent, Inc., and eInvesting occurred at the beginning of fiscal 1999 and includes the effect of amortization of goodwill from that date (in thousands, except per share amounts):

	Years Ended September 30,

	2000	1999

Net revenues	$1,378,999	$729,917
Net income (loss)	$10,639	$(85,275)
Income (loss) per share:
Basic	$0.04	$(0.30)
Diluted	$0.03	$(0.30)

     The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 1999.

     In August 2000, the Company entered into an agreement to acquire all of the issued and outstanding common stock of PrivateAccounts, Inc. (“PrivateAccounts”). The Company will issue approximately 618,000 shares of E*TRADE common stock in connection with this acquisition. The Company expects to issue an additional 618,000 shares of E*TRADE common stock if PrivateAccounts achieves certain milestones and up to an additional $22.0 million of Company common stock and, if necessary, cash consideration if certain asset targets are exceeded.

4.     BROKERAGE RECEIVABLES—NET AND PAYABLES

          Brokerage receivables—net and payables consist of the following (in thousands):

	September 30,

	2000	1999

Receivable from customers and non-customers (less allowance for doubtful accounts of $3,887 and $1,016 in fiscal 2000 and 1999, respectively)	$5,173,220	$2,628,778
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	89,031	20,066
Deposits paid for securities borrowed	1,267,109	306,326
Securities failed to deliver	1,970	7,508
Other	11,178	19,398

Total brokerage receivables-net	$6,542,508	$2,982,076

Payable to customers and non-customers	$1,735,228	$1,020,365
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	4,296,399	1,806,590
Securities failed to receive	6,266	7,235
Other	17,637	77,488

Total brokerage payables	$6,055,530	$2,911,678

     Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At September 30, 2000 and 1999, credit extended to customers and non-customers with respect to margin accounts was $5,040 million and $2,476 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected on the accompanying consolidated balance sheets. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

5.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. The Company has also invested in collateralized mortgage obligations (“CMOs”), which are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The Company’s CMOs are senior tranches collateralized by federal agency securities or whole loans. The fair value of mortgage-backed and related securities fluctuates according to current interest rate conditions and prepayments. Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information.

     The amortized cost basis and estimated fair values of available-for-sale mortgage-backed securities at September 30, 2000 and 1999 are shown as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

September 30, 2000:
Private issuer	$49,590	$138	$(2,356)	$47,372
US Government obligations	780,684	2,299	(5,299)	777,684
Collateralized mortgage obligations	3,396,622	8,529	(41,654)	3,363,497

Total	$4,226,896	$10,966	$(49,309)	$4,188,553

September 30, 1999:
Private issuer	$76,167	$267	$(1,882)	$74,552
US Government obligations	30,891	52	(489)	30,454
Collateralized mortgage obligations	1,326,400	273	(5,626)	1,321,047

Total	$1,433,458	$592	$(7,997)	$1,426,053

     The contractual maturities of available-for-sale mortgage-backed securities at September 30, 2000 are shown as follows (in thousands):

	Amortized Cost	Estimated Fair Values

Due within one to five years	$141	$135
Due within five to ten years	15,053	14,725
Due after ten years	4,211,702	4,173,693

Total	$4,226,896	$4,188,553

     The Company pledged $1.9 billion and $832.0 million of private issuer mortgage-backed securities as collateral for repurchase agreements at September 30, 2000 and 1999, respectively. Gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 2000 were $3.9 million and $403,000, respectively. The gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 1999 were $3.7 million and $605,000, respectively. The gross realized gains and losses on available-for-sale mortgage-backed securities that were sold as of September 30, 1998 were $2.4 million and $113,000, respectively.

6.   LOANS RECEIVABLE—NET

       Loans receivable—net are summarized as follows (in thousands):

	September 30,

	2000	1999

First mortgage loans (principally conventional):
Secured by one- to four-family residences	$4,219,084	$2,177,075
Secured by commercial real estate	2,717	3,050
Secured by mixed-use property	503	945
Secured by five or more dwelling units	203	1,330
Secured by land	—	279

Total first mortgage loans	4,222,507	2,182,679
Other loans:
Home equity and second mortgage loans	4,042	1,024
Other	306	685

Total loans	4,226,855	2,184,388
Less unamortized discounts, net	(43,171)	(22,718)

	4,183,684	2,161,670
Less allowance for loan losses	(10,930)	(7,161)

Loans receivable-net	$4,172,754	$2,154,509

     Loans receivable held for sale are $95.4 million and $89.9 million at September 30, 2000 and 1999, respectively.

     The largest concentrations of mortgage loans are located in California, New York and New Jersey, representing 30.0%, 7.3% and 5.3%, respectively, of the portfolio at September 30, 2000. Adjustable rate mortgages (ARM) composed 62.4%, or $2.6 billion, of the gross loan portfolio as of September 30, 2000, while fixed rate loans represented the remaining $1.6 billion. This is compared to an ARM/fixed ratio of 36.1%/63.9% at September 30, 1999. The weighted average maturity of mortgage loans secured by one- to four-family residences is 329 months as of September 30, 2000. Additionally, all loans outstanding at September 30, 2000 and 1999 were serviced by other companies and as of September 30, 2000, the Company had commitments to purchase $21 million of fixed rate and $496 million of adjustable rate mortgage loans.

     The following is the relative breakout of non-performing loans, those delinquent greater than 90 days, at September 30, 2000 and 1999 (in thousands):

	September 30,

	2000	1999

First mortgage loans:
Secured by one- to four-family residences	$11,391	$7,595
Secured by commercial real estate	657	664
Home equity lines of credit and second mortgage loans	—	21
Other	—	60

Total	$12,048	$8,340

     Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90 day delinquency is reversed. Had these loans performed during 2000, 1999 and 1998 additional income of $845,000, $550,000 and $597,000 would have been recognized, respectively. As of September 30, 2000 and 1999, there were no commitments to lend additional funds to these borrowers.

      Activity in the allowance for loan losses is summarized as follows (in thousands):

	Years Ending September 30,

	2000	1999	1998

Allowance for loan losses, beginning of the year	$7,161	$4,715	$3,594
Provision for loan losses	4,003	2,783	905
Loan loss allowance acquired in the acquisition of DFC	—	—	724
Charge-offs, net	(234)	(337)	(457)

Allowance for loan losses, end of year	$10,930	$7,161	$4,766

      The table below presents impaired loans (in thousands):

	Total Recorded Investment in Impaired Loans	Amount of Specific Reserves	Amount of Recorded Investment Net of Specific Reserves

September 30, 2000:
Impaired loans:
Secured by one- to four-family residences	$2,056	$(88)	$1,968
Secured by commercial real estate	657	(303)	354

Total	$2,713	$(391)	$2,322

September 30, 1999:
Impaired loans:
Secured by one- to four-family residences	$1,138	$(113)	$1,025
Secured by commercial real estate	664	(293)	371

Total	$1,802	$(406)	$1,396

     The average recorded investment in impaired loans for the years ended September 30, 2000 and 1999 was $2.1 million and $1.4 million, respectively. The Company’s charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company’s method for non-accrual loans, payments received on impaired loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. For the years ended September 30, 2000 and 1999, the Company had no restructured loans.

7.    INVESTMENTS

     Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50%, which are accounted for under the equity method.

      The carrying amounts of investments are shown below (in thousands):

	September 30,

	2000	1999

Trading securities	$3,867	$38,269
Available-for-sale investment securities	841,002	684,055
Equity method and other investments	140,349	106,505

Total investments	$985,218	$828,829

     For the years ended September 30, 2000, 1999 and 1998, the Company recognized $4.1 million, $1.4 million and $569,000, respectively, in realized gains from the sale of trading assets, as well as $195,000, ($1.3 million) and ($612,000), respectively, in unrealized appreciation (depreciation) of trading assets.

     The cost basis and estimated fair values of available-for-sale investment securities at September 30, 2000 and 1999 are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

September 30, 2000:
Equity securities	$36,189	$186,302	$(2,779)	$219,712
Corporate bonds	288,245	2,739	(10,117)	280,867
US Government obligations	33,255	18	(427)	32,846
Money market funds	191,506	175	(315)	191,366
Commercial paper	66,617	61	(110)	66,568
Municipal bonds	15,005	40	(1,099)	13,946
Other investments	35,979	11	(293)	35,697

Total	$666,796	$189,346	$(15,140)	$841,002

September 30, 1999:
Equity securities	$42,971	$282,297	$(50)	$325,218
Corporate bonds	157,530	235	(7,723)	150,042
US Government obligations	59,541	360	(426)	59,475
Money market funds	58,250	489	(236)	58,503
Commercial paper	46,499	391	(188)	46,702
Municipal bonds	30,539	126	(1,275)	29,390
Other investments	14,882	8	(165)	14,725

Total	$410,212	$283,906	$(10,063)	$684,055

     The contractual maturities of available-for-sale debt securities at September 30, 2000 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values

Due within one year	$328,736	$329,299
Due within one to five years	49,074	49,635
Due within five to ten years	46,897	47,704
Due after ten years	205,900	194,652

Total	$630,607	$621,290

     The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 2000 were $134.0 million and $68,000, respectively. The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 1999 were $50.7 million and $291,000, respectively. The gross realized gains and losses on available-for-sale investment securities that were sold in fiscal 1998 were $1.3 million and $8,000, respectively.

   Equity Method and Other Investments

       Equity method and other investments consist of (in thousands):

	September 30,

	2000	1999

Equity method investments:
Joint ventures	$30,492	$20,862
Venture funds	68,974	36,270
E*OFFERING	—	11,391
Other investments	40,883	37,982

Total equity method and other investments	$140,349	$106,505

     In June 1998, the Company entered into a joint venture agreement with SOFTBANK CORP. to form E*TRADE Japan KK to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in this joint venture. E*TRADE Japan KK issued shares to the public in an initial public offering in September 2000. Following E*TRADE Japan KK’s initial public offering, the Company sold a portion of its investment recognizing a pre-tax gain of $77.5 million, which was included in gain on sale of investments in non-operating income, reducing its ownership percentage from 42% to 32%.

     In September 2000, the Company entered into a joint venture with Ernst & Young, LLP (“E&Y”) to form eAdvisor to develop an online personalized financial advice and planning tool for individuals. As part of the transaction, the Company invested approximately $7.6 million. E&Y and the Company each have a 50% ownership in this joint venture.

   Venture Funds

     The Company made a $25.0 million contribution to the E*TRADE eCommerce Fund, L.P. (the “Fund”) on October 1, 1999. The Fund has committed capital of approximately $100.0 million, $75.0 million of which was committed by third-party investors. The Fund invests in early to mid-stage Internet companies focused on e-commerce, infrastructure tools, communication and services. The Fund is managed by its General Partner, E*TRADE Ventures I, LLC (the “General Partner”). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas A. Bevilacqua, the Company’s Chief Strategic Investment Officer, are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner receives an annual management fee of 1.75% of the total committed capital. The management fee is paid in its entirety to the Company and is used to offset the costs and expenses of its corporate development/strategic investment group. In addition, to the extent that the Fund generates profits, 20% are allocated to the General Partner as a carried interest. As a member of the General Partner, the Company is entitled to receive 50% of such amount provided that up to one-fifth of the Company’s interest can be allocated by the managing members to Company personnel.

     The Company made a $50.0 million capital commitment to the E*TRADE eCommerce Fund II, L.P. (“Fund II”) as of June 16, 2000, of which $1.0 million had been paid as of September 30, 2000. It is anticipated that Fund II will have total committed capital of between $150-$200 million, with all capital in excess of the E*TRADE contributions being raised from third parties. Fund II invests in early to mid-stage companies offering e-commerce related services, products or infrastructure. Fund II is managed by its General Partner, E*TRADE Ventures II, LLC (“General Partner II”). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer, and Thomas A. Bevilacqua, the Company’s Chief Strategic Investment Officer, are the managing members of General Partner II. The Company is a non-managing member of General Partner II. General Partner II receives an annual management fee of 1.75% of the total committed capital. The mana gement fee is paid entirely to the Company and used to offset the costs and expenses of the Company’s corporate development/strategic investment group. In addition, to the extent that Fund II generates profits, 25% are allocated to General Partner II as a carried interest. As a member of General Partner II, the Company is entitled to receive 32% of such amount provided that up to one-fifth of the Company’s interest can be allocated by the managing members to associates of the Company.

      The Company also has limited partnership interests in two other unrelated venture capital funds.

   E*OFFERING

     Included in equity method investments in fiscal 1999 is a 23.6% investment in E*OFFERING Corp. (“E*OFFERING”), a full service, Internet-based investment bank. On May 15, 2000, Wit Capital Group, Inc., renamed Wit Soundview Group, Inc. (“Wit”), entered into a definitive agreement to acquire E*OFFERING. Under the terms of the agreement, E*TRADE received approximately 10,532,000 shares of Wit common stock. Concurrently with this agreement, E*TRADE and Wit entered into a strategic alliance pursuant to which Wit will be the exclusive source of initial public offerings, follow-on offerings, and other investment banking products to E*TRADE for a five year term. As part of the consideration for the strategic alliance, Wit issued to E*TRADE approximately 4,026,000 shares of its common stock, which are subject to a three-year prohibition on transfer. In a related transaction, E*TRADE also acquired Wit’s retail brokerage business. In addition, Wit issued E*TRADE a warrant to purchase up to 2,000,000 shares of Wit common stock for $10.25 per share. Finally, E*TRADE also purchased 2,000,000 shares of Wit common stock for $10.25 per share pursuant to a stock purchase agreement. The transactions contemplated by the strategic alliance were contingent upon each other and on the closing of the acquisition of E*OFFERING by Wit, which occurred in October 2000.

   Other Investments

     The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services, as well as venture capital funds. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method.

8.   PROPERTY AND EQUIPMENT—NET

       Property and equipment—net consists of the following (in thousands):

	September 30,

	2000	1999

Equipment	$170,489	$110,705
Software	157,753	75,208
Leasehold improvements	70,394	27,015
Land and buildings	36,452	13,765
Transportation	24,298	6,237
Furniture and fixtures	10,230	7,792

	469,616	240,722
Less accumulated depreciation and amortization	(135,354)	(59,047)

Total property and equipment—net	$334,262	$181,675

     Included in property and equipment as of September 30, 2000 are gross capital leases of $37.0 million. Total accumulated amortization of these leases as of September 30, 2000 was $11.7 million. There were no material capital leases as of September 30, 1999. The capital lease liability is included in accounts payable, accrued and other liabilities on the balance sheet.

9.   RELATED PARTY TRANSACTIONS

     During fiscal 2000, the Company made relocation loans to three executive officers in the aggregate principal amount of $9.8 million. The relocation loans accrue interest at the rates of between 6.2% and 6.8% per annum, and are collateralized by residential properties. The principal amounts of $1.6 million, $4.0 million, and $4.2 million are due in March 2002, March 2005, and May 2005, respectively. Interest on the $4.0 million and $4.2 million loans begins to accrue in March 2003 and May 2003, respectively, and interest on the $1.6 million loan begins to accrue immediately. Accrued interest on the loans is due upon loan maturity. Related party loans receivable are recorded in other assets.

     During fiscal 2000, a wholly-owned subsidiary of the Company purchased a residential property that it leases to one of its executive officers with an option to buy. Rental income recorded in fiscal 2000 related to this property was not significant.

     During fiscal 1998, the Company entered into a promissory note with Softbank Corporation, which has a 20% interest in the Company, for 567.0 million Japanese Yen (approximately $4.1 million as of September 30, 2000). The promissory note accrues interest at 1.5% annually. The principal and accrued interest are due in January 2003.

10.   BANKING DEPOSITS

     The Bank initiates deposits directly with customers through contact over the Internet, phone, mail, and walk-in at its facility. Deposits are summarized as follows (dollars in thousands):

	Weighted Average Rate		Amount		Percent

	September 30,

	2000	1999	2000	1999	2000	1999

Demand accounts, non-interest-bearing	—%	—%	$627	$3,524	—%	0.2%
Demand accounts, interest-bearing	3.68%	3.86%	136,669	41,083	2.9	1.9
Money market	4.84%	4.80%	395,773	308,588	8.4	14.2
Passbook savings	2.48%	3.00%	477	646	—	0.1
Certificates of deposit	6.32%	5.88%	4,096,522	1,741,743	86.8	80.5
Brokered callable certificates of deposit	6.43%	6.62%	91,733	67,098	1.9	3.1

Total			$4,721,801	$2,162,682	100.0%	100.0%

     Certificates of deposit and money market accounts, classified by rates at September 30, 2000 and 1999 are as follows (in thousands):

	September 30,

	2000	1999

Less than 4%	$2,200	$1,882
4 – 5.99%	687,983	1,440,573
6 – 7.99%	3,868,892	674,341
8 – 9.99%	24,941	610
Greater than 10%	12	23

Total	$4,584,028	$2,117,429

      At September 30, 2000, scheduled maturities of certificates of deposit and money market accounts are as follows (in thousands):

	Less than one year	1-2 years	2-3 years	3-4 years	4-5 years	5+ years	Total

Less than 4%	$1,592	$421	$121	$66	$—	$2	$2,202
4 – 5.99%	394,614	79,571	147,406	22,567	11,385	32,440	687,983
6 – 7.99%	405,818	2,155,790	544,006	263,289	25,949	474,038	3,868,890
8 – 9.99%	—	64	—	—	—	24,877	24,941
Greater than 10%	—	12	—	—	—	—	12

Total	$802,024	$2,235,858	$691,533	$285,922	$37,334	$531,357	$4,584,028

     The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $590.4 million and $220.4 million at September 30, 2000 and 1999, respectively.

       Interest expense on deposits in fiscal 2000, 1999 and 1998 is summarized as follows (in thousands):

	September 30,

	2000	1999	1998

Money market	$16,435	$12,206	$7,961
Passbook savings	12	17	16
Checking	2,501	688	46
Certificates of deposit	178,800	66,477	36,890
Brokered callable certificates of deposit	5,825	4,450	3,638

Total	$203,573	$83,838	$48,551

       Accrued interest payable on deposits at September 30, 2000 and 1999 was $2.9 million and $2.8 million, respectively.

11.   BORROWINGS BY BANK SUBSIDIARY

     Borrowings by bank subsidiary is comprised of FHLB advances and securities sold under agreements to repurchase (“REPO’s”). The maturities of borrowings by bank subsidiary at September 30, 2000 are shown below (dollars in thousands):

Due in Fiscal:	September 30, 2000	Weighted Average Interest Rate

2001	$877,000	6.55%
2002	160,000	6.11%
2003	300,000	6.33%
2004	100,000	6.89%
2005—Thereafter	200,000	6.95%

Total FHLB advances	1,637,000	6.47%
Securities sold under REPO agreements	1,894,000	6.71%

Total borrowings by bank subsidiary	$3,531,000

     All advances are floating rate advances and adjust daily to the Federal Funds Rate or quarterly or semi-annually to the London InterBank Offering Rate (“LIBOR”) rate. In 2000 and 1999, the advances were collateralized by a specific lien on mortgage loans in accordance with an “Advances, Specific Collateral Pledge and Security Agreement” with the FHLB of Atlanta, executed September 10, 1980. Under this agreement, the Bank is required to maintain qualified collateral equal to 120 to 160 percent of the Bank’s FHLB advances, depending on the collateral type. As of September 30, 2000, and 1999, the Company secured these advances with an assignment of specific mortgage loan collateral from its loan and mortgage-backed security portfolio. These one- to four-family first mortgage whole loans and securities pledged as collateral totaled approximately $2.6 billion and $1.2 billion at September 30, 2000 and 1999, respectively. The Company is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB of Atlanta at least equal to the greater of one percent of the unpaid principal balance of its residential mortgage loans, one percent of 30 percent of its total assets, or one-twentieth of its outstanding advances from the FHLB.

     Information concerning borrowings under fixed- and variable-rate coupon repurchase agreements is summarized as follows (dollars in thousands):

	September 30,

	2000	1999

Weighted average balance during the year (calculated on a daily basis)	$1,471,435	$555,552
Weighted average interest rate during the year (calculated on a daily basis)	6.39%	5.32%
Weighted average interest rate at year-end	6.71%	5.47%
Maximum month-end balance during the year	$2,173,410	$790,474
Balance at year-end	$1,894,000	$790,474
Mortgage-backed securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$1,951,950	$863,598
Estimated market value	$1,933,630	$832,397

      The securities sold under repurchase agreements at September 30, 2000 are due in less than one year. The Company enters into sales of securities under agreements to repurchase the same securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreement remains in the asset accounts. The securities underlying the agreements are Depository Trust Corporation and book entry securities, and the brokers retain possession of the securities collateralizing the repurchase agreements. If the counterparty in a repurchase agreement was to fail, the Company might incur an accounting loss for the excess collateral posted with the counterparty. As of September 30, 2000, there were no counterparties with which the Company’s amount at risk exceeded 10% of the Company’s shareowners’ equity.

12.   NOTES PAYABLE AND SHORT-TERM FUNDING

     The principal source of financing for E*TRADE Securities’ margin lending activity is cash balances in customers’ accounts and financing obtained from other broker-dealers through E*TRADE Securities’ stock loan program. E*TRADE Securities, also maintains financing facilities with banks totaling $400.0 million to finance margin lending. There were no borrowings outstanding under these lines at September 30, 2000 and 1999.

     In November 1999, the Company obtained a $50 million line of credit under an agreement with a bank that expires in November 2000. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR. The agreement requires the Company to meet certain financial covenants and management believes that the Company is in compliance with the financial covenants of its debt agreement as of September 30, 2000. The Company had $22.2 million outstanding under this line of credit at September 30, 2000, which is included in accounts payable, accrued and other liabilities.

13.   SUBORDINATED DEBT

     In 1994, ETFC issued 17,250 units of subordinated debt at a price of $17.3 million. The units each consisted of $1,000 of 11.5% subordinated notes due in 2004 and 20 detachable warrants to purchase common stock at a price of $1.91 per share. The total value of the 345,000 warrants resulted in an original issue discount on the subordinated debt in the amount of $899,300. In June 1999, ETFC redeemed all of the outstanding $17.3 million face amount of subordinated debt at a price of 105.75% of the principal amount plus accrued interest resulting in an extraordinary loss on the early extinguishment of debt totaling approximately $1.3 million, net of tax.

     In February 1997, ETFC sold $29.9 million of units consisting of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, par value $0.01 (the “Preferred Stock”), and rights to 205,563 contingent warrants. The non-contingent warrants, which in total entitle the bearers to purchase 831,969 shares of E*TRADE common stock, are exercisable at $2.26 per share with an expiration date of February 28, 2005. The Preferred Stock converted to 5,038,906 shares of common stock upon consummation of ETFC’s equity offering on July 28, 1998. The contingent warrants, which in total entitle the bearers to purchase 215,841 shares of E*TRADE common stock, may be exercised upon a change of control or at any time after February 19, 2002. In June 1999, the Company redeemed all of the outstanding $13.7 million face amount of subordinated debt at par. ETFC wrote off the remaining unamortized discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $691,000, net of tax.

     On February 7, 2000, the Company completed a Rule 144A offering of $500 million convertible subordinated notes due February 2007. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of notes. The notes are convertible, at the option of the holder, into a total of 27,542,373 shares of the Company’s common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company used $145.0 million of the net proceeds to repay the outstanding balance on a line of credit in February 2000. Debt issuance costs of $19.1 million are included in other assets and are being amortized to corporate interest expense over the term of the notes.

14.   INCOME TAXES

      The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended September 30,

	2000	1999	1998

Current:
Federal	$18,857	$6,133	$1,483
Foreign	7,571	254	237
State	4,086	1,110	(189)

Total current	30,514	7,497	1,531

Deferred:
Federal	41,144	(30,522)	(229)
State	13,820	(8,263)	581

Total deferred	54,964	(38,785)	352

Income tax expense (benefit)	$85,478	$(31,288)	$1,883

       The components of pre-tax income (loss) before minority interest in subsidiaries are as follows (in thousands):

	Years Ended September 30,

	2000	1999	1998

Domestic	$116,573	$(84,027)	$2,901
Foreign	(12,124)	621	(58)

Total pre-tax income (loss)	$104,449	$(83,406)	$2,843

     Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

	September 30,

	2000	1999

Deferred tax assets:
Reserves and allowances	$4,013	$4,519
Net operating loss carryforwards	57,232	80,415
Depreciation and amortization	1,543	1,188
Deferred compensation	3,146	1,373
Capitalized technology development	7,433	5,290
General loan loss	3,591	—
Undistributed earnings in subsidiaries	5,563	5,261
Alternative minimum tax credit	1,680	1,997
Other	3,455	2,530

Total deferred tax assets	87,656	102,573

Deferred tax liabilities:
Internally developed software	(2,857)	(1,709)
Acquired intangibles	(6,746)	—
Basis difference in investments	(43,511)	(109,054)
Purchased software	(3,024)	(3,024)
Other	(463)	(304)

Total deferred tax liabilities	(56,601)	(114,091)
Valuation allowance	(10,537)	(1,629)

Net deferred tax asset (liability)	$20,518	$(13,147)

     The Company recorded a valuation allowance of $10.5 million and $1.6 million for the deferred tax assets at September 30, 2000 and 1999, respectively, as full realization of net operating loss carry forwards is not expected in certain foreign countries.

      The effective tax rates differed from the federal statutory rates as follows:

	Years Ended September 30,

	2000	1999	1998

Federal statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	5.8	(5.9)	4.7
Income of Subchapter S corporation	—	—	19.4
Nondeductible acquisition costs	12.6	3.3	7.2
Tax-exempt interest	(0.3)	(1.7)	(38.1)
Difference between statutory rate and foreign effective tax rate	10.3	(44.2)	(10.0)
Amortization of goodwill	7.4	0.7	6.6
Change in valuation allowance	8.5	—	—
VERSUS—tax benefit of losses and timing differences not recognized	—	44.4	42.6
Other	2.5	0.9	(1.2)

Effective tax rate	81.8%	(37.5)%	66.2%

     The Company has not provided deferred income taxes on approximately $25.1 million of undistributed earnings in its foreign subsidiaries at September 30, 2000 as it is the Company’s intention to permanently reinvest such earnings.

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $136.9 million for federal income tax purposes. These carryforwards expire through 2019. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

15.     MANDATORILY REDEEMABLE PREFERRED SECURITIES

        On April 30, 1996, TIR issued 3,000,000, 8% cumulative redeemable preference shares, $1 par, which were redeemable at par value from time to time or, if not previously redeemed, on April 30, 2001. These shares were redeemed upon the closing of the TIR acquisition on August 31, 1999. Dividend payments on the 8% cumulative preference shares are included within retained earnings (deficit) and are deducted from net income or added to net loss when computing income (loss) applicable to common stock.

        In June 1997, ETFC formed Telebanc Capital Trust I (“TCT I”), which in turn sold, at par, 10,000 shares of trust preferred securities, Series A, liquidation amount of $1,000, for a total of $10.0 million. TCT I is a business trust formed for the purpose of issuing capital securities and investing the proceeds in junior subordinated debentures issued by ETFC. The trust preferred securities mature in 2027 and have an annual dividend rate of 11.0%, or $1.1 million, payable semi-annually. The net proceeds were used for general corporate purposes, including to fund the Bank operations and the creation and expansion of its financial service and product operations.

        In May 1999, ETFC purchased $1.0 million face amount of TCT I trust preferred securities on the open market at a price of 112.5%. ETFC deemed these repurchased securities to be retired and, therefore, wrote off the resulting premium and a proportionate share of the discount on TCT I securities against additional paid-in-capital.

        In July 1998, ETFC formed Telebanc Capital Trust II (“TCT II”), a business trust formed solely for the purpose of issuing capital securities. TCT II sold, at par, 1,100,000 shares of Beneficial Unsecured Securities, Series A, (the “BLUS SM”), with a liquidation amount of $25, for a total of $27.5 million and invested the net proceeds in ETFC’s 9.0% Junior Subordinated Deferrable Interest Debentures, Series A. The BLUS SM, mature in 2028 and have an annual dividend rate of 9.0%, payable quarterly, beginning in September 1998. The net proceeds were used for ETFC’s general corporate purposes, which include funding ETFC’s continued growth and augmenting working capital.

        In June and July 1999, ETFC purchased a total of $4.1 million face amount of TCT II trust preferred securities on the open market at par. ETFC deemed these repurchased securities to be retired and, therefore, wrote off a proportionate share of the discount on TCT II securities against additional paid-in capital.

        All of the capital securities of TCT I and TCT II (together the “Trusts”) are owned by ETFC. The guarantees for the Trusts, together with obligations under the trust agreements as assumed in the Company’s acquisition of ETFC, and the indenture and junior subordinated debentures, constitute a full, irrevocable and unconditional guarantee by the Company of the capital securities issued by TCT I and TCT II.

16.     SHAREOWNERS’ EQUITY

     Shares Exchangeable into Common Stock

        In August 2000, EGI Canada Corporation issued approximately 9,354,000 Exchangeable Shares in connection with the Company’s acquisition of VERSUS (See Note 3). Holders of Exchangeable Shares have dividend, voting, and other rights equivalent to those of E*TRADE’s common shareowners. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for E*TRADE common stock. The Company may redeem all outstanding Exchangeable Shares for E*TRADE common stock after August 23, 2005 or earlier under certain circumstances.

        During fiscal 2000, approximately 3,734,000 Exchangeable Shares were converted to E*TRADE common stock. At September 30, 2000, approximately 5,620,000 Exchangeable Shares were outstanding.

     Stock Issuances

        In July and August 1999, ETFC sold 10,867,500 shares of common stock to the public at an offering price of $6.90. Simultaneously, pursuant to a conversion agreement dated May 15, 1998, ETFC’s 29,900 outstanding shares of preferred stock converted to 5,038,906 shares of common stock, upon consummation of ETFC’s equity offering on July 28, 1998. In addition, upon the conversion, ETFC issued a special dividend in the amount of 251,948 shares of common stock to the holders of the preferred stock.

          In July 1998, the Company sold 62,600,000 shares of common stock to SOFTBANK Holdings, Inc. for an aggregate purchase price of $400 million.

        In March 1999, VERSUS raised aggregate net proceeds of $30.7 million in a public offering in Canada.

 Stock Option Plans

        The Company’s stock option plans provide for the granting of nonqualified or incentive stock options to officers, directors, key associates and consultants for the purchase of shares of the Company’s common stock at a price determined by the board of directors at the date the option is granted. The options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant.

        In July 1996, the shareowners of the Company approved the 1996 Stock Incentive Plan (the “1996 Plan”) and reserved 16,000,000 shares of common stock for future grants. In addition, all shares then currently reserved to the predecessors to the 1996 Plan were incorporated into the 1996 Plan. The 1996 Plan has been subsequently amended by the shareowners to increase the maximum number of shares of common stock authorized for issuance under the plan to 46,500,000 shares. Following adoption, no additional grants may be made under any prior plans. The 1996 Plan is divided into five components: the Discretionary Option Grant Program, the Salary Investment Option Grant Program, the Stock Issuance Program, the Automatic Option Grant Program and the Director Fee Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible associates. The Salary Investment Option Grant Program allows executive officers and other highly compensated associates the opportunity to apply a portion of their base salary to the acquisition of special below-market stock option grants. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. The Director Fee Option Grant Program provides each non-associate Board member the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market stock option grant. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-associate members of the board of directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date. The Salary Investment Option Grant Program and the Director Fee Option Grant Program have each been activated for the first time to allow for the granting of such options in calendar year 2001. The Company has also assumed option plans as a result of several acquisitions during the year. No additional grants will be made under these plans.

         A summary of stock option activity follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price

Outstanding at September 30, 1997	28,340	$2.69
Granted	16,035	$5.50
Exercised	(3,642)	$1.43
Canceled	(2,028)	$4.53

Outstanding at September 30, 1998	38,705	$3.88
Granted	10,811	$10.67
Exercised	(8,020)	$2.25
Canceled	(1,410)	$8.57

Outstanding at September 30, 1999	40,086	$7.59
Granted	16,438	$20.71
Exercised	(9,747)	$4.25
Canceled	(6,796)	$15.28

Outstanding at September 30, 2000	39,981	$12.50

	September 30,

	2000	1999	1998

Options available for grant	4,261	20,394	29,015
Options exercisable	16,799	11,798	9,851
Options exercisable weighted average exercise price	$9.57	$3.95	$2.75

        Included in the above table as of September 30, 2000 are 500,000 stock options issued and outstanding outside the 1996 Plan, which were granted below fair market value. Such options were immediately vested. Accordingly, the Company recorded expense of $4.9 million for the estimated fair value of these options. The weighted average fair value and the weighted average exercise price of these option grants in fiscal 2000 were $13.55, and $13.00, respectively. These options expire at various dates in 2009 and 2010.

        Also included in the above table as of September 30, 2000 are 800,000 warrants issued and outstanding outside the 1996 Plan, which were granted to two consultants at $4.25 per share during fiscal 1999. Such warrants were immediately vested. Accordingly, the Company recorded expense of $2.2 million for the estimated fair value of these options.

        On October 22, 1998, the Company implemented an option cancellation/regrant program pursuant to which associates who held outstanding stock options with an exercise price in excess of $4.25 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $4.25, the closing price of the Company’s common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee’s period of continued service which the Company measured from October 22, 1998, the regrant date. Options covering a total of 14,422,604 shares of the Company’s common stock were cancelled and regranted under the program. The cancellation and regranting of such shares has been excluded from the stock option activity schedule above.

        The following table summarizes information on outstanding and exercisable stock options as of September 30, 2000:

	Options Outstanding			Options Exercisable

	Number Outstanding as of 9/30/00 (in thousands)	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable as of 9/30/00 (in thousands)	Weighted Average Exercise Price

$0.10—$2.63	6,203	5.61	$1.30	4,801	$1.27
$2.64—$5.00	11,032	7.68	$4.25	4,200	$4.35
$5.08—$8.02	3,516	7.84	$7.46	2,467	$6.74
$8.44—$15.57	5,050	9.46	$14.32	1,117	$13.83
$15.59—$30.00	13,171	9.20	$23.89	4,069	$24.00
$30.39—$58.75	1,009	8.92	$38.92	145	$45.77

$0.10—$58.75	39,981	8.12	$12.50	16,799	$9.57

     Stock Purchase Plan

        In July 1996, the shareowners of the Company approved the 1996 Stock Purchase Plan (the “Purchase Plan”), and reserved 2,600,000 shares of common stock for sale to associates at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods. At September 30, 2000, 905,989 shares were available for purchase under the Purchase Plan.

     Additional Stock Plan Information

        In accordance with SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs on grants to associates. If the Company had elected to recognize compensation cost based on the fair value of the option granted at the grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share, basic and diluted, would have been reduced (increased) to the pro forma amounts shown below (in thousands, except per share amounts):

	Years Ended September 30,

	2000	1999	1998

As Reported
Net income (loss)	$19,152	$(56,769)	$(402)
Income (loss) per share-basic	$0.06	$(0.21)	$(0.01)
Income (loss) per share-diluted	$0.06	$(0.21)	$(0.01)
Pro Forma
Net loss	$(108,913)	$(131,877)	$(25,745)
Loss per share-basic	$(0.36)	$(0.48)	$(0.13)
Loss per share-diluted	$(0.36)	$(0.48)	$(0.13)

        The Company’s calculations were made using the minimum value method and Black-Scholes option pricing models with the following weighted average assumptions applied to grants made in the fiscals:

	Years Ended September 30,

	2000	1999	1998

Dividend yield	—	—	—
Expected volatility	85%	105%	75%
Risk-free interest rate	6%	6%	6%
Expected life of option following vesting (in months)	17	12	12

        Under SFAS No. 123, the fair value of stock-based awards to associates is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

        The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 in fiscal 2000, 1999 and 1998 were $12.78, $8.41 and $2.95, respectively.

     Retirement Plans

        The Company has a 401(k) salary deferral program for eligible associates who have met certain service requirements. The Company matches certain associate contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan for the years ended September 30, 2000, 1999 and 1998 was $3.3 million, $1.6 million and $570,000, respectively.

     Employee Stock Ownership Plan

        ETFC sponsored an Employee Stock Ownership Plan (“ESOP”). All employees of ETFC who met limited qualifications participated in the ESOP. Under the ESOP, ETFC made contributions to a separate trust fund maintained exclusively for the benefit of those employees who became participants. The ESOP previously borrowed from ETFC and used the proceeds to acquire common stock. The ESOP shares initially were pledged as collateral for its debt to ETFC. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares. As of September 30, 2000 and 1999, the ESOP owned 688,791 and 935,432 shares, respectively, of the Company’s common stock, with approximately 614,722 and 501,438 shares allocated, respectively. As of September 30, 2000 and 1999, the fair value of unearned shares held by the ESOP was $3.6 million and $9.0 million, respectively. Compensation expense was $1.8 million, $3.3 million and $391,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Following the Company’s acquisition of ETFC, no new employees are eligible for participation in the ESOP.

Shareowner Notes Receivable

     During fiscal 2000, the Company made full recourse loans to several of its executive officers in the aggregate principal and interest amount of $19.1 million. The proceeds of these loans were used to fund the purchase of shares of E*TRADE common stock for the exercise and hold of stock options. The loans accrue interest at the rate of 7.75% per annum. The principal amount and accrued interest on the shareowners’ notes receivable are due through July 2001.

17.     INCOME (LOSS) PER SHARE

        The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

	2000		1999	1998

	Basic Income Per Share	Diluted Income Per Share	Basic Loss Per Share	Basic Loss Per Share

Numerator:
Income (loss) before cumulative effect of accounting change and extraordinary loss	$19,152	$19,152	$(54,315)	$(402)
Premium on redemption of trust preferred securities (1)	—	—	(410)	—
Preferred stock dividends	—	—	(222)	(2,352)

Income (loss) before cumulative effect of accounting change and extraordinary loss applicable to common stock	19,152	19,152	(54,947)	(2,754)
Cumulative effect of accounting change, net of tax	—	—	(469)	—
Extraordinary loss on early extinguishment of subordinated debt, net of tax	—	—	(1,985)	—

Income (loss) applicable to common stock	$19,152	$19,152	$(57,401)	$(2,754)

Denominator:
Weighted average shares outstanding	301,926	301,926	272,832	195,051
Dilutive effect of options issued to associates	—	16,330	—	—
Dilutive effect of warrants outstanding	—	1,080	—	—

	301,926	319,336	272,832	195,051

_____________
(1)	This charge represents costs incurred to purchase certain of the Company’s trust preferred securities on the open market. The costs were charged against additional paid-in capital but increase the net loss for earnings per share purposes (see Note 15).

                Because the Company reported a net loss in fiscal 1999 and 1998, the calculation of diluted earnings per share does not include common stock equivalents as they are anti-dilutive, resulting in a reduction of loss per share. If the Company had reported net income in fiscal 1999 and 1998, there would have been 22,803,000 and 13,445,000 additional shares for options outstanding, respectively, and 1,626,000 and 1,699,000 additional shares for warrants outstanding, respectively, and 0 and 2,873,000 additional shares for convertible preferred stock, respectively, outstanding in the calculation of diluted earnings per share.

        The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	September 30,

	2000	1999	1998

Options excluded from computation of diluted income (loss) per share	10,371	363	6,946
Exercise price ranges:
High	$58.75	$58.75	$9.34
Low	$22.72	$26.22	$6.22

18.     REGULATORY REQUIREMENTS

        E*TRADE Securities is subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers Regulation, Inc. (“NASDR”), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that the Company maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (dollars in thousands):

	September 30,

	2000	1999

Net capital	$479,036	$162,729
Percentage of aggregate debit balances	9.2%	6.2%
Required net capital	$103,747	$52,206
Excess net capital	$375,289	$110,523

        Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

        TIR’s and VERSUS’ brokerage subsidiary companies and the Company’s international subsidiaries are also subject to net capital requirements. These companies are located in the United States, Canada, South Africa, Australia, Europe, and Southeast Asia, and have various and differing capital requirements, all of which were met at September 30, 2000 and 1999. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2000, is $48.4 million, $18.5 million, and $29.9 million, respectively.

        ETFC’s registered broker-dealer subsidiary, ETCM, is also subject to the Rule and is required to maintain net capital equal to the greater of $100,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

        The table below summarizes the minimum capital requirements for the Company’s U.S. brokerage subsidiary companies (in thousands):

	September 30, 2000			September 30, 1999

	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital

TIR Securities, Inc	$250	$1,161	$911	$82	$2,289	$2,207
TIR Investor Select, Inc	$5	$351	$346	$5	$254	$249
Marquette Securities, Inc	$250	$536	$286	$250	$445	$195
E*TRADE Capital Markets, Inc	$113	$21,774	$21,661	$190	$17,310	$17,120
VERSUS Brokerage Services (U.S.), Inc.	$100	$233	$133	$100	$233	$133

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2000 and 1999, the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

          The Bank’s actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes				Required to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2000:
Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$	359,874	>	4.0%		$449,843	>	5.0%
Tangible Capital (to tangible assets)	$582,058	6.5%	>$	134,953	>	1.5%		N/A		N/A
Tier I Capital (to risk weighted assets)	$582,058	16.8%		N/A		N/A		$207,890	>	6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$	277,186	>	8.0%		$346,483	>	10.0%
As of September 30, 1999:
Core Capital (to adjusted tangible assets)	$440,469	11.2%	>$	157,320	>	4.0%	>$	196,651	>	5.0%
Tangible Capital (to tangible assets)	$440,469	11.2%	>$	58,995	>	1.5%		N/A		N/A
Tier I Capital (to risk weighted assets)	$440,469	25.9%		N/A		N/A	>$	101,768	>	6.0%
Total Capital (to risk weighted assets)	$447,170	26.3%	>$	135,691	>	8.0%	>$	169,614	>	10.0%

          The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At September 30, 2000, approximately $137.2 million of the Bank’s retained earnings was available for dividend declaration.

19.     LEASE ARRANGEMENTS

        The Company has facilities in Menlo Park, California, Rancho Cordova, California and Alpharetta, Georgia. Through ClearStation, TIR, and the Bank, the Company also leases facilities in California, New York, Virginia, New Jersey, Australia, Hong Kong, Ireland, the Philippines and the United Kingdom.

        The Company has non-cancelable operating leases for facilities through 2025 and operating leases for equipment through 2013. Future minimum rental commitments under these leases at September 30, 2000 are as follows (in thousands):

Fiscal years ending September 30:
2001	$53,646
2002	49,854
2003	49,220
2004	43,211
2005	32,655
Thereafter	176,184

Future minimum lease payments	$404,770

          Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense for the years ended September 30, 2000, 1999 and 1998 was $43.6 million, $37.1 million and $22.0 million, respectively.

20.       COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

          The Company is a defendant in civil actions arising from the normal course of business. These include six putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997, and April 14, 1999, as a result of various systems interruptions the Company previously experienced.

          To date, none of these putative class actions has been certified, and the Company believes that the foregoing claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost and the diversion of efforts of management, either of which could have a material adverse effect on the Company’s results of operations.

          From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

          The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

          The Company maintains insurance in such amounts and with such coverage, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, Fidelity (crime) Bond, and errors and omissions liability. The Company believes that such insurance coverage is adequate for the purpose of its business.

          The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under certain defined circumstances, or change in the Company’s control. Base salaries are subject to adjustments according to the Company’s financial performance.

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

           Interest rate swap agreements are summarized as follows (dollars in thousands):

	Years Ended September 30,

	2000		1999

Weighted average fixed rate payments	6.87%		6.18%
Weighted average original term	4.3	yrs	4.0	yrs
Weighted average remaining term	3.5	yrs	3.4	yrs
Weighted average variable rate obligation	6.70%		5.44%
Notional amount	$4,702,305		$1,448,000

        The counterparties to the interest rate swap agreements described above are Bank of America, Salomon Smith Barney, Goldman Sachs, Deutsche Bank, Lehman Brothers, and Nomura. Credit-related losses can occur in the event of non-performance by the counterparties to the derivative financial instruments. The credit risk that results from interest rate swaps, interest rate floors and interest rate caps is represented by the fair value of contracts that have positive value at the reporting date. As of September 30, 2000, the credit risk associated with Bank of America, Salomon Smith Barney, and Goldman Sachs was $9.5 million, $6.1 million and $1.9 million, respectively. The interest rate swap agreements described above required the Company to pledge approximately $37.8 million in securities as collateral.

       The Company enters into interest rate cap and floor agreements to hedge outstanding mortgage loans, mortgage-backed securities, FHLB advances and repurchase agreements. Under the terms of the interest rate cap agreements, the Company generally would receive an amount equal to the difference between the applicable interest rate index and the strike rate for the cap or floor, multiplied by the notional amount. Premiums paid for the caps and floors are amortized into expense based on the term of the agreement. The interest rate agreements are summarized as follows (dollars in millions):

	Notional Balance	Maturity Date

Cap Strike Rate
5.0%-5.9%	$300	October 2000
7.0%-7.9%	$2,775	October 2001 – June 2005
Floor Strike Rate
5.0%	$25	May 2001

        The counterparties to the interest rate cap agreements described above are Deutsche Bank, Goldman Sachs, Salomon Smith Barney, and Bank of America. As of September 30, 2000, the credit risk associated with the aforementioned counterparties was $12.0 million, $6.8 million, $1.5 million and $1.4 million, respectively. The credit risk is attributable to the unamortized cap premium and any amounts due from the counterparty as of September 30, 2000.

        During the years ended September 30, 2000 and 1999, all derivative activities presented above relate to designated hedging relationships. On September 30, 2000 certain hedging relationships were terminated and the resultant derivatives are reported at fair market value as freestanding derivatives. Of these derivatives, $1.9 billion notional, were undesignated as of September 30, 2000.

        The Company’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customer’s account. As customers write option contracts or sell securities short, the Company may incur losses if the customers do not fulfill their obligations and the collateral in customer accounts is not sufficient to fully cover losses which customers may incur from these strategies. To control this risk, the Company monitors required margin levels daily, and customers are required to deposit additional collateral, or reduce positions, when necessary.

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

         The Company may at times maintain inventories in equity securities on both a long and short basis. While long inventory positions represent the Company’s ownership of securities, short inventory positions represent obligations of the Company. Accordingly, both long and short inventory positions may result in losses or gains to the Company as market values of securities fluctuate. To mitigate the risk of losses, long and short positions are marked to market daily and are continuously monitored by the Company.

22.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

         The fair value information for financial instruments that is provided below is based on the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments. Much of the information used to determine fair value is subjective and judgmental in nature. Therefore, fair value estimates, especially for less marketable securities, may vary. In addition, the amounts actually realized or paid upon settlement or maturity could be significantly different. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is reasonable to estimate that value:

           Cash and interest-bearing deposits—Fair value is estimated to be carrying value.

         Investment securities—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

           Brokerage receivables-net—Fair value is estimated to be carrying value.

        Mortgage-backed securities—Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics, and other information.

        Loans receivable—For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics, and the liquidity of the secondary market for these types of loans.

       Trading securities—Fair value is estimated using quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics, and other information.

       Brokerage payables—Fair value is estimated to be carrying value.

      Retail deposits—For passbook savings, checking and money market accounts, fair value is estimated at carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

      Brokered callable certificates of deposit—Fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

     Advances from the FHLB of Atlanta—For adjustable rate advances, fair value is estimated at carrying value. For fixed rate advances, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate advances of similar remaining maturities.

     Securities sold under agreements to repurchase—Fair value is estimated using carrying value. The interest rate on the repurchase arrangements adjust on a semiannual basis.

     Subordinated notes—For subordinated notes, fair value is estimated using quoted market prices.

     FHLB stock—Cost considered to be a reasonable estimate at fair market value because the FHLB has historically redeemed securities at fair value.

     Off-balance sheet instruments—The fair value of interest rate exchange agreements is the net cost to the Company to terminate the agreement as determined from quoted market prices.

     Commitments to purchase loans—The fair value is estimated value of all outstanding “failure to deliver” contract clauses, generally equal to 0.25% of the applicable outstanding loans.

     The fair value of financial instruments whose estimated fair values were different than carrying value at year end is as follows (in thousands):

	September 30, 2000		September 30, 1999

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets
Loans receivable-net	$4,172,754	$4,188,206	$2,154,509	$2,075,676
Interest rate caps	$14,935	$14,891	$19,388	$35,246
Equity method and other investments	$140,349	$333,506	$106,505	$106,505

Liabilities
Banking deposits	$4,630,068	$4,643,480	$2,095,584	$2,083,136
Brokered callable certificates of deposit	$91,733	$92,165	$67,098	$66,042
Fixed rate FHLB Advances	$400,000	$402,348	$200,000	$198,488
Subordinated notes	$650,000	$597,188	$—	$—
Off-balance sheet instruments	$(30,540)	$(39,191)	$—	$4,844
Commitments to purchase loans	$—	$130	$—	$72

23.      SEGMENT AND GEOGRAPHIC INFORMATION

     Segment Information

        With the expansion of its business during fiscal 2000, the Company has separated its financial services into four major categories: 1) domestic retail brokerage, 2) banking, 3) global and institutional, and 4) asset gathering and other. Domestic retail brokerage is comprised of the activities of the Company’s wholly-owned subsidiary, E*TRADE Securities, which offers domestic retail brokerage services online, by touch-tone telephone, and direct modem access. Banking is comprised of the activities of ETFC, the holding company of the Bank, offering a wide range of Federal Deposit Insurance Corporation (“FDIC”)-insured and other banking products, and E*TRADE Access which operates a nationwide network of ATMs. Global and institutional includes the activities of TIR, which provides services primarily to institutional investors, VERSUS, which provides both retail and institutional services, and international affiliates which provide services primarily to retail investors. Asset gathering and other includes mutual fund operations, the Business Solutions Group (“BSG”), eInvesting, and other services focused on retirement/401(k) programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from corporate operations. As the asset gathering and other operations business represent emerging activities which are not material to the consolidated results for segment reporting purposes, management has aggregated asset gathering and other with domestic retail brokerage to form one of three reportable segments. Banking and global and institutional comprise the other two segments constituting the manner in which management currently evaluates company performance.

     Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the consolidated financial statements.

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total

	(in thousands)
Year Ended September 30, 2000:
Interest-net of interest expense	$234,926	$118,458	$6,112	$359,496
Non-interest revenue-net of provision for loan losses	814,429	22,031	172,362	1,008,822

Net revenues	$1,049,355	$140,489	$178,474	$1,368,318

Operating income (loss)	$(68,721)	$6,793	$(18,398)	$(80,326)

Year Ended September 30, 1999:
Interest-net of interest expense	$101,786	$49,932	$1,904	$153,622
Non-interest revenue-net of provision for loan losses	391,377	5,455	120,994	517,826

Net revenues	$493,163	$55,387	$122,898	$671,448

Operating income (loss)	$(158,290)	$8,471	$626	$(149,193)

Year Ended September 30, 1998:
Interest-net of interest expense	$44,984	$19,805	$1,000	$65,789
Non-interest revenue-net of provision for loan losses	189,113	6,128	99,975	295,216

Net revenues	$234,097	$25,933	$100,975	$361,005

Operating income (loss)	$(13,429)	$4,191	$1,577	$(7,661)

As of September 30, 2000:
Segment assets	$7,805,843	$9,027,185	$484,409	$17,317,437

As of September 30, 1999:
Segment assets	$3,768,863	$3,981,244	$282,067	$8,032,174

    Geographic Information

        The Company operates in both U.S. and international markets. The Company’s international operations are conducted by the global and institutional group through offices in Europe, Japan, Canada and South East Asia. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts.

	United States	Europe	South East Asia	Rest Of World (1)	Total

	(in thousands)
Net revenues:
Year ended September 30, 2000	$1,240,980	$70,439	$24,588	$32,311	$1,368,318
Year ended September 30, 1999	$591,366	$29,663	$35,751	$14,668	$671,448
Year ended September 30, 1998	$294,140	$27,175	$29,155	$10,535	$361,005

Long-lived assets:
As of September 30, 2000	$317,243	$9,070	$1,963	$5,986	$334,262
As of September 30, 1999	$177,095	$1,054	$705	$2,821	$181,675

______________
(1) Comprised of Canada and South Africa

No single customer accounted for greater than 10% of gross revenues for the fiscal years ended September 30, 2000, 1999 or 1998.

24.     CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        The following presents the Parent’s condensed balance sheets as of September 30, 2000 and 1999 and statements of operations and cash flows for each of the three years in the period ended September 30, 2000.

BALANCE SHEETS
(in thousands)

	September 30,

	2000	1999

ASSETS
Property and equipment—net	$240,697	$152,125
Investments	618,858	545,750
Equity in net assets of bank subsidiary	669,534	505,634
Equity in net assets of other consolidated subsidiaries	1,106,409	329,934
Receivable from subsidiaries	—	44,317
Other assets	175,513	72,785

Total assets	$2,811,011	$1,650,545

LIABILITIES AND SHAREOWNERS’ EQUITY

Convertible subordinated notes (see Note 13)	$650,000	$—
Other liabilities	292,606	198,750
Payable to subsidiaries	11,572	—
Shareowners’ equity	1,856,833	1,451,795

Total liabilities and shareowners’ equity	$2,811,011	$1,650,545

STATEMENTS OF OPERATIONS
(in thousands)

	Years Ended September 30,

	2000	1999	1998

Revenues:
Management fees from subsidiaries	$549,173	$224,352	$89,929
Other	22,500	29,463	24,411

Net revenues	571,673	253,815	114,340

Cost of services	164,966	106,227	45,385

Operating expenses:
Selling and marketing	14,296	17,662	7,639
Technology development	121,125	85,347	42,046
General and administrative	112,278	47,718	33,659
Amortization of goodwill	16,167	589	—
Acquisition-related expenses	14,972	7,174	1,167

Total operating expenses	278,838	158,490	84,511

Total cost of services and operating expenses	443,804	264,717	129,896

Operating income (loss)	127,869	(10,902)	(15,556)

Non-operating income (expense):
Gain on sale of investments	208,707	49,957	—
Corporate interest income	14,969	17,810	9,428
Corporate interest expense	(29,590)	(71)	—
Equity in losses of investments	(8,593)	(9,093)	—
Unrealized loss on venture funds	(736)	—	—
Other non-operating expense	(68)	(1,237)	(325)

Total non-operating income	184,689	57,366	9,103

Pre-tax income (loss)	312,558	46,464	(6,453)
Income tax expense (benefit)	143,498	19,645	(2,705)
Equity in losses (income) of bank subsidiary	5,546	(2,346)	(1,375)
Equity in losses (income) of other consolidated subsidiaries	144,362	85,934	(1,971)

Net income (loss)	19,152	(56,769)	(402)
Other comprehensive income, net of tax	(91,171)	144,159	11,043

Total comprehensive income (loss)	$(72,019)	$87,390	$10,641

STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,152	$(56,769)	$(402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of bank subsidiary	5,546	(2,346)	(1,375)
Equity in undistributed (income) loss of other subsidiaries	144,362	85,934	(1,971)
Equity in net loss of investments	8,593	9,093
Depreciation and amortization	85,621	31,596	12,513
Gain on sale of investments	(208,707)	(49,957)	—
Other	4,195	(5,709)	(219)
Other changes—net:
Other assets	53,724	(60,060)	(3,788)
Other liabilities	138,085	176,464	10,749

Net cash provided by operating activities	250,571	128,246	15,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(120,787)	(129,101)	(35,329)
Purchase of investments	(5,611,889)	(4,397,244)	(3,274,691)
Proceeds from sale/maturity of investments	5,659,158	4,649,618	2,924,167
Cash used in business acquisitions, net of cash acquired	(32,703)	—	(3,500)
Advances to other subsidiaries	(701,553)	(272,881)	(38,444)
Restricted deposits	(72,689)	—	—
Other	(9,586)	—	—

Net cash used in investing activities	(890,049)	(149,608)	(427,79)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	20,117	20,453	405,169
Proceeds from issuance of convertible subordinated notes, net of issuance costs	631,312	—	—
Payment of capital leases	(11,586)
Other	(365)	273	4,170

Net cash provided by financing activities	639,478	20,726	409,339

DECREASE IN CASH AND EQUIVALENTS	—	(636)	(2,951)
CASH AND EQUIVALENTS—Beginning of period	—	636	3,587

CASH AND EQUIVALENTS—End of period	$—	$—	$636

25.    QUARTERLY DATA (UNAUDITED

        In the fourth quarter of fiscal 2000, the unaudited quarterly financial information of the Company was restated for all prior periods to reflect the acquisition of VERSUS, which was accounted for as a pooling of interests transaction. The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	Fiscal 2000				Fiscal 1999

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter(1)

E*TRADE Group (as previously reported:
Net revenues		$330,341	$407,430	$267,642	$189,536	$186,422	$161,775	$119,417
Cost of services		124,489	$130,474	$111,507	93,943	$82,237	66,493	$50,237
Gain (loss) on sale of investments and
venture funds		$20,954	$(3,713)	$56,769	$12,287	$8,439	$33,367	$—
Income (loss) before cumulative effect of accounting change and
extraordinary loss		$5,690	$(23,189)	$(4,791)	$(25,982)	$(21,761)	$9,037	$(10,932)
Net income (loss)		$5,690	$(23,189)	$(4,791)	$(25,982)	$(23,746)	$8,568	$(10,932)
Income (loss) per share before cumulative effect of accounting change and extraordinary loss:
Basic		$0.02	$(0.08)	$(0.02)	$(0.09)	$(0.08)	$0.03	$(0.04)
Diluted		$0.02	$(0.08)	$(0,02)	$(0.09)	$(0.08)	$0.03	$(0.04)
Income (loss) per share:
Basic		$0.02	$(0.08)	$(0.02)	$(0.09)	$(0.08)	$0.03	$(0.04)
Diluted		$0.02	$(0.08)	$(0.02)	$(0.09)	$(0.08)	$0.03	$(0.04)
VERSUS (as previously reported):
Net revenues		$8,278	$9,741	$5,535	$3,559	$4,282	$3,608	$3,219
Cost of services		$4,509	$5,669	$3,957	$2,945	$2,860	$2,263	$2,093
Net loss		$(1,566)	$(2,370)	$(2,558)	$(2,153)	$(1,052)	$(1,135)	$(696)
Elimination of intercompany transactions:
Net revenues		$(322)	$(471)	$(117)	$(75)	$(214)	$(81)	$—
Cost of services		$(415)	$(564)	$(210)	$(165)	$(304)	$(171)	$(89)
Net income		$94	$93	$93	$90	$90	$90	$89
Combined:
Net revenues	$340,261	$338,297	$416,700	$273,060	$193,020	$190,490	$165,302	$122,636
Cost of services	$136,155	$128,583	$135,579	$115,254	$96,723	$84,793	$68,585	$52,241
Gain (loss) on sale of investments
and venture funds	$136,403	$20,954	$(3,713)	$56,769	$12,287	$8,439	$33,367	$—
Income (loss) before cumulative effect of accounting change
and extraordinary loss	$47,656	$4,218	$(25,466)	$(7,256)	$(28,045)	$(22,723)	$7,992	$(11,539)
Net income (loss)	$47,656	$4,218	$(25,466)	$(7,256)	$(28,045)	$(24,708)	$7,523	$(11,539)
Income (loss) per share before cumulative effect of accounting change and extraordinary loss:
Basic	$0.15	$0.01	$(0.09)	$(0.02)	$(0.10)	$(0.08)	$0.03	$(0.04)
Diluted	$0.15	$0.01	$(0.09)	$(0.02)	$(0.10)	$(0.08)	$0.03	$(0.04)
Income (loss) per share:
Basic	$0.15	$0.01	$(0.09)	$(0.02)	$(0.10)	$(0.09)	$0.03	$(0.04)
Diluted	$0.15	$0.01	$(0.09)	$(0.02)	$(0.10)	$(0.09)	$0.03	$(0.04)

(1)	The results of operations for ETFC for the quarter ended December 31, 1998 are included in both the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

PART III

        The Company’s Proxy Statement for its Annual Meeting of Shareowners, to be held December 21, 2000, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the Company’s executive officers who are not directors, which is included in “Item 1. Business—Executive Officers of the Registrant.”

PART IV

ITEM 14.      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

        Consolidated Financial Statements and Financial Statement Schedules

        See “Item 8. Consolidated Financial Statements and Supplementary Data”

     (b)  Reports on Form 8-K

        On July 18, 2000, the Company filed a Current Report on Form 8-K to report the announcement of an agreement to acquire VERSUS Technologies, Inc., a Canadian based provider of electronic securities. In connection with this transaction, the Company agreed to acquire all of the outstanding ordinary shares of VERSUS in exchange for an aggregate of $174 million worth of the Company’s common stock, with VERSUS to become a wholly-owned subsidiary of the Company.

Exhibit Number	Description
2.1	Agreement and Plan of Acquisition and Reorganization as of May 31, 1999 by and among the Registrant,
Turbo Acquisition Corp. and Telebanc Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467).
2.2	Merger Agreement made as of June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI
Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage
Services (U.S.) Inc. and Fairvest Securities Corporation (incorporated by reference to Exhibit 2.1 of the
Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).
*3.1	Fourth Amended and Restated Certificate of Incorporation.
3.2	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to
Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration
Statement No. 333-41628).
*3.3	Restated Bylaws of the Registrant.
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s
Registration Statement on Form S-1, Registration Statement No. 333-05525.)
4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.
4.3	Provisions attaching to the Exchangeable Shares of EGI Canada Corporation (incorporated by reference to
Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration Statement No.
333-41628).
4.4	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York.
(incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3,
Registration Statement No. 333-35802)
4.5	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston
Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co.
(incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3,
Registration Statement No. 333-35802)
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1,
Registration Statement No. 333-05525.)
10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s
Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration
Statement on Form S-1, Registration Statement No. 333-05525.)
*10.4	Amended 1996 Stock Incentive Plan.
10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form
S-1, Registration Statement No. 333-05525.)
10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration
Statement on Form S-8, Registration Statement No. 333-12503.)
10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration
Statement on Form S-1, Registration Statement No. 333-05525.)
*10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Partners, L.P. and E*Trade Group, Inc.
dated August 18, 1998.
10.9	Lease of premises at Four Embarcadero Place, 2400 Geng Road, Palo Alto, California (Incorporated by
reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1, Registration Statement
No. 333-05525.)
10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to
Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No.
333-05525.)
10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11,
1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1,
Registration Statement No. 333-05525.)
10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc.
dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement
on Form S-1, Registration Statement No. 333-05525.)
10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP
Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the
Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

Exhibit Number	Description
10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP
Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996
(Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1,
Registration Statement No. 333-05525.)
10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996
(Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1,
Registration Statement No. 333-05525.)
10.17	Shareowners Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment
Partners, L.P. and the Shareowners named therein dated September 1995 (the “Shareowners Agreement”)
(Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1,
Registration Statement No. 333-05525.)
10.18	Supplement No. 1 to Shareowners Agreement dated as of April 10, 1996 (Incorporated by reference to
Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No.
333-05525.)
10.19	Shareowners Agreement Supplement and Amendment dated as of June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No.
333-05525.)
10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson
Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co.
(Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000.
10.21	Consulting Agreement between the Registrant and George Hayter dated as of June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement
No. 333-05525.)
10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Group, Inc. and SOFTBANK
CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).
10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Group, Inc. to SOFTBANK CORP.
(Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).
10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Group, Inc. and SOFTBANK
Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12,
1998).
10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Group, Inc. and SOFTBANK
Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17,
1998).
10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by
reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).
10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement
(Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).
*10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement.
10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to
Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).
10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000).
10.33	E*TRADE Group, Inc. Note Secured by Deed of Trust dated March 17, 2000, by and between the
Company and Theodore J. Theophilos. (Incorporated by reference to Exhibit 10.7 of the Company’s
Form 10-Q filed on May 15, 2000).
10.34	E*TRADE Group, Inc. Amendment to Note Secured by Deed of Trust, dated May 5, 2000, by and between the Company and Theodore J. Theophilos. (Incorporated by reference to Exhibit 10.8 of the Company’s Form 10-Q filed on May 15, 2000).
10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M.
Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, Michael Sievert and Leonard C. Purkis.
(Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000).

Exhibit Number	Description
10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry
Gramaglia, Connie M. Dotson, Pamela Kramer, Michael Sievert and Leonard C. Purkis. (Incorporated
by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000).
10.37	E*TRADE Group, Inc. Note Secured by Deed of Trust dated May, 2000, by and between the Company and Chuck W. Thomson. (Incorporated by reference to Exhibit 10.13 of the Company’s Form 10-Q filed on August 14, 2000).
*10.38	Form of Note secured by Deed of Trust dated February 28, 2000 by and between the Company and Dennis Lundien.
*10.39	Management Continuity Agreement dated June 9, 1999 by and between the Company and Mitchell H. Caplan.
*10.40	Management Continuity Agreement dated July 7, 1999 by and between the Company and Jarrett Lilien.
*10.41	Employment Agreement, dated June 1, 2000 by and between the Company and Jerry Gramaglia.
*10.42	Employment Agreement, dated October 1, 2000 by and between the Company and Christos M. Cotsakos.
*12.1	Statement of Earnings to Fixed Charges
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Auditors.
*23.2	Consent of Independent Public Accountants.
*27.1	Financial Data Schedule for the fiscal year ended September 30, 2000
______________ * Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2000
E*TRADE Group, Inc.

By: /s/ Christos M. Cotsakos

Christos M. Cotsakos
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Christos M. Cotsakos	Chairman of the Board and Chief	November 9, 2000
Executive Officer (principal executive officer)
(Christos M. Cotsakos)
/s/ Leonard C. Purkis	Chief Financial Officer (principal	November 9, 2000
financial and accounting officer)
(Leonard C. Purkis)
William A. Porter	Chairman Emeritus

(William A. Porter)
Peter Chernin	Director

(Peter Chernin)
Ronald D. Fisher	Director

(Ronald D. Fisher)
/s/ William E. Ford	Director	November 9, 2000

(William E. Ford)
/s/ David C. Hayden	Director	November 9, 2000

(David C. Hayden)
/s/ George Hayter	Director	November 9, 2000

(George Hayter)
Lester C. Thurow	Director

(Lester C. Thurow)
/s/ Lewis E. Randall	Director	November 9, 2000

(Lewis E. Randall)