Form 10-K/A
period 2000-09-30
E TRADE GROUP INC
filed 2000-11-22
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
To Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2000.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to __________.

1-11921
(Commission file number)

E*TRADE Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2844166 (I.R.S. Employer Identification Number)

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

             Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 is hereby amended by deleting the Item in its entirety and replacing it with the Item attached hereto and filed herewith. The purpose of this amendment is to correct certain financial information included in the liquidity and capital resources portion of Item 7.

             Any items in the Company’s Annual report on Form 10-K not expressly changed hereby shall be as set forth in the Original Filing.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

             Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Group, Inc. (“E*TRADE”) from time to time, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and our reports to shareowners, involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Overview”, “Liquidity and Capital Resources,” and “Risk Factors,” as well as in our filings with the Securities and Exchange Commission, which are available from the Securities and Exchange Commission or which may be obtained upon request from the Company. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE.

Overview

             E*TRADE is a global leader in online personal financial services offering value-added investing, banking, research and educational tools, premium customer service and a proprietary Stateless Architecture® infrastructure to our customers through services provided by our wholly-owned subsidiaries, including but not limited to, E*TRADE Securities, Inc. (“E*TRADE Securities”), TIR (Holdings) Limited (“TIR”), E*TRADE Bank (the “Bank”), Card Capture Services Inc. (“CCS”), now E*TRADE Access Inc. (“E*TRADE Access”), VERSUS Technologies, Inc. (“VERSUS”) and other international subsidiaries. Our business is discussed in greater detail in our Form 10-K, as originally filed, in “Item 1. Business.”

             During fiscal 2000, we expanded and diversified our business through several strategic acquisitions, domestically, as well as globally. Through our acquisitions of Telebanc Financial Corporation (“Telebanc”), now E*TRADE Financial Corporation (“ETFC”), the holding company of the Bank, in January 2000, and E*TRADE Access in May 2000, we began offering banking services during fiscal 2000, and during the fourth quarter, extended those services through our network of automated teller machines (“ATMs”). We have also positioned ourselves to grow internationally, increasing our institutional client base worldwide and enhancing our ability to conduct cross-border trading through the acquisitions of VERSUS in August 2000 and several other international affiliates throughout the year. In addition, we formed our asset gathering group during fiscal 2000, combining our mutual fund opera tions, Business Solutions Group (“BSG”), and corporate operations, while expanding our financial service portfolio through the acquisitions of Electronic Investing Corporation (“eInvesting”) in July 2000 and PrivateAccounts, Inc. (“PrivateAccounts”) in October 2000. Our acquisitions of ETFC and VERSUS have been accounted for as poolings of interests, and accordingly, our consolidated financial statements have been restated to give retroactive effect to these acquisitions. Our acquisitions of E*TRADE Access and our international affiliates have been accounted for under the purchase method, and accordingly, the operating results of these entities have been combined with those of the Company since the dates of acquisition.

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

             The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

				Percentage Change

	Years Ended September 30,			2000 versus	1999 versus

	2000	1999	1998	1999	1998

Transaction Revenues:
Commissions	$656,725	$316,656	$136,265	107%	132%
Order flow	82,353	39,174	25,832	110%	52%

Total transaction revenues	739,078	355,830	162,097	108%	120%

Interest Income:
Brokerage-related	463,590	176,479	86,013	163%	105%
Banking-related	496,768	192,595	100,110	158%	92%

Total interest income	960,358	369,074	186,123	160%	98%

Global and institutional	166,061	124,233	105,851	34%	17%
Other	107,686	40,546	28,173	166%	44%

Gross revenues	1,973,183	889,683	482,244	122%	84%

Interest Expense:
Brokerage-related	222,552	72,789	40,029	206%	82%
Banking-related	378,310	142,663	80,305	165	78%

Total interest expense	600,862	215,452	120,334	179%	79%
Provision for loan losses	4,003	2,783	905	44%	208%

Net revenues	$1,368,318	$671,448	$361,005	104%	86%

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

      Transaction Revenues

             Transaction revenues increased 108% from fiscal 1999 to fiscal 2000 and 120% from fiscal 1998 to fiscal 1999. The increases in transaction revenues for fiscal 2000 and 1999 are due to increases in commission revenues from domestic retail brokerage transactions and payments for order flow. Growth in transaction revenues during the past two fiscal years reflects an increase in the level of online trading volumes in U.S. financial markets. Furthermore, sustained growth in new customer accounts coupled with our Power E*TRADE® program, which extends special initiatives to participating, highly active customers who remained active, despite declining volumes in the market during the third and fourth quarters of fiscal 2000, and the implementation of our Customer Relationship Management ("CRM") technology, which has enabled us to identify and attract higher quality accounts, contributed to the growth in tra nsaction revenues. Market conditions in fiscal 2000 coupled with our efforts to diversify revenue streams during the year have resulted in a reduction in transaction revenues as a percentage of gross revenues. Transaction revenues as a percentage of gross revenues have decreased to 37% in fiscal 2000 from 40% in fiscal 1999, which increased from 34% in fiscal 1998.

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

             Banking interest income increased 158% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. Increases in banking interest income in the past two years reflect an increase in the average interest-earning banking asset balances, average interest yield, active banking accounts, net new banking accounts and total deposits in banking accounts. Average interest-earning banking assets increased 134% from fiscal 1999 to fiscal 2000 and 103% from fiscal 1998 to fiscal 1999. The average yield on interest-earning banking assets increased to 7.73% in fiscal 2000 from 7.01% in fiscal 1999, which decreased from 7.28% in fiscal 1998. Active banking accounts increased 196% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. Net new banking accounts increased 308% from fiscal 1999 to fiscal 2000 and 74% from fiscal 1998 to fiscal 1999. Total deposits in banking accounts increased 1 21% from fiscal 1999 to fiscal 2000 and 83% from fiscal 1998 to 1999. Banking interest expense increased 165% from fiscal 1999 to fiscal 2000 and 78% from fiscal 1998 to fiscal 1999. The increase in banking interest expense in fiscal 2000 reflects an increase in the average interest-bearing banking liabilities coupled with an increase in the average cost of the borrowings. The increase in banking interest expense in fiscal 1999 reflects an increase in the average interest-bearing banking liabilities offset by a decrease in the average cost of the borrowings. Average interest-bearing banking liabilities increased 140% from fiscal 1999 to fiscal 2000 and 92% from fiscal 1998 to fiscal 1999. The average cost increased to 6.29% in fiscal 2000 from 5.69% in fiscal 1999, which decreased from 6.08% in fiscal 1998.

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

	Fiscal 2000			Fiscal 1999			Fiscal 1998

	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost

	(dollars in thousands)
Interest-earning banking assets:
Loans receivable, net	$3,165,908	$252,982	7.99%	$1,288,221	$97,427	7.56%	$663,913	$51,166	7.71%
Interest bearing deposits	59,708	3,466	5.81%	27,624	1,307	4.73%	8,339	499	5.98%
Mortgage-backed and related available-for- sale securities	2,884,474	217,448	7.54%	1,184,003	77,493	6.55%	492,077	34,474	7.01%
Available-for-sale investment securities	228,007	16,125	7.15%	211,342	13,233	6.43%	157,381	10,072	6.40%
Investment in FHLB stock	62,511	4,847	7.75%	25,001	1,876	7.50%	11,651	870	7.47%
Trading securities	26,210	1,900	7.25%	15,001	1,104	7.36%	19,760	1,477	7.47%

Total interest-earning banking assets	6,426,818	$496,768	7.73%	2,751,192	$192,440	7.01%	1,353,121	$98,558	7.28%

Non-interest-earning banking assets	206,554			107,025			52,841

Total banking assets	$6,633,372			$2,858,217			$1,405,962

Interest-bearing banking liabilities:
Retail deposits	$3,228,692	$197,748	6.12%	$1,390,957	$79,404	5.71%	$753,352	$45,016	5.98%
Brokered callable certificates of deposit	88,601	5,825	6.56%	67,071	4,449	6.63%	54,491	3,638	6.68%
FHLB advances	1,225,783	78,171	6.27%	473,849	25,809	5.37%	219,487	13,022	5.85%
Other borrowings	1,471,435	96,566	6.46%	549,090	30,184	5.42%	242,412	14,149	5.76%
Subordinated debt, net	—	—	—%	19,911	2,359	11.85%	29,880	3,526	11.80%

Total interest-bearing banking liabilities	6,014,511	$378,310	6.29%	2,500,878	$142,205	5.69%	1,299,662	$79,351	6.08%

Non-interest-bearing banking liabilities	115,280			28,256			19,312

Total banking liabilities	6,129,791			2,529,134			1,318,934
Trust preferred securities.	—			33,847			20,599
Total banking shareowners’ equity	503,581			295,236			66,429

Total banking liabilities and shareowners’ equity	$6,633,372			$2,858,217			$1,405,962

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$412,307	$118,458		$250,314	$50,235		$53,459	$19,207

Net interest spread			1.44%			1.32%			1.20%

Net interest margin (net yield on interest-earning banking assets)			1.85%			1.83%			1.42%

Ratio of interest-earning banking assets to interest- bearing banking liabilities			106.86%			110.01%			104.12%

Return on average total banking assets			(0.08)%			0.09%			0.10%

Return on average net banking assets			(1.10)%			0.79%			2.07%

Equity to total banking assets			7.59%			10.33%			4.72%

             The following table allocates the period-to-period changes in our various categories of banking-related interest and expense between changes due to (1) changes in asset/liability volume, calculated by multiplying the change in average asset/liability volume of the related interest-earning banking asset or interest-bearing banking liability category by the prior year's interest rate, and (2) changes in interest rate, calculated by multiplying changes in interest rate by the prior year's asset/liability volume. Changes due to changes in rate-volume, which is calculated as the change in interest rate multiplied by changes in asset/liability volume, have been allocated proportionately between changes in asset/liability volume and changes in interest rate.

	Fiscal 2000 vs. Fiscal 1999 Increase (Decrease) Due To			Fiscal 1999 vs. Fiscal 1998 Increase (Decrease) Due To

	Volume	Rate	Total	Volume	Rate	Total

	(in thousands)
Interest earning banking assets:
Loans receivable, net	$142,007	$13,549	$155,556	$47,198	$(937)	$46,261
Interest bearing deposits	1,518	641	2,159	888	(80)	808
Mortgage-backed and related available-for- sale securities	111,297	28,658	139,955	45,130	(2,111)	43,019
Available-for-sale investment securities	1,045	1,848	2,893	3,374	(213)	3,161
Investment in FHLB stock	2,814	157	2,971	1,002	4	1,006
Trading securities	825	(30)	795	(351)	(22)	(373)

Total interest-earning banking assets	259,506	44,823	304,329	97,241	(3,359)	93,882

Interest-bearing banking liabilities:
Time deposits	106,509	11,836	118,345	36,421	(2,033)	34,388
Brokered callable certificates of deposit	1,428	(52)	1,376	834	(23)	811
FHLB advances	40,954	11,408	52,362	13,760	(973)	12,787
Other borrowings	50,703	15,679	66,382	16,808	(773)	16,035
Subordinated debt, net	(2,359)	—	(2,359)	(1,181)	14	(1,167)

Total interest-bearing banking liabilities	197,235	38,871	236,106	66,642	(3,788)	62,854

Change in net interest income	$62,271	$5,952	$68,223	$30,599	$429	$31,028

      Global and Institutional

             Global and institutional revenues increased 34% from fiscal 1999 to fiscal 2000 and 17% from fiscal 1998 to fiscal 1999. Global and institutional revenues are comprised primarily of revenues from TIR’s and VERSUS’ operations, as well as retail brokerage-related transaction revenue from our international subsidiaries. TIR's global and institutional revenues increased to $130.6 million in fiscal 2000, up 22% from $106.9 million for fiscal 1999, which was up 20% from $88.8 million in fiscal 1998. VERSUS’ global and institutional revenues increased to $26.3 million in fiscal 2000, up 98% from $13.3 million for fiscal 1999, which was up 32% from $10.0 million in fiscal 1998. The overall increases in fiscal 2000 and 1999 are primarily attributable to strong market conditions in Asia and Europe and the emerging on-line brokerage market in Canada. The acquisition of several of our internationa l affiliates in fiscal 2000 also resulted in increasing global and institutional revenues in fiscal 2000 as compared to fiscal 1999. TIR’s revenues are largely comprised of commissions from institutional transaction executions. For fiscal 2000, approximately 72% of TIR’s transactions were from outside the U.S. and approximately 73% were from cross-border transactions.

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

      Operating Expenses

             The following table sets forth the components of cost of services and operating expenses and percentage change information for the years ended September 30, 2000, 1999 and 1998 (dollars in thousands):

				Percentage Change

	Years Ended September 30,			2000 vs.	1999 vs.

	2000	1999	1998	1999	1998

Cost of services	$515,571	$302,342	$151,329	71%	100%

Cost of services as a percentage of net revenues	38%	45%	42%
Operating expenses:
Selling and marketing	521,532	325,449	126,141	60%	158%
Technology development	142,914	79,935	36,203	79%	121%
General and administrative	209,436	102,826	51,346	104%	100%
Amortization of goodwill and other intangibles	22,764	2,915	2,480	681%	18%
Acquisition-related expenses	36,427	7,174	1,167	408%	515%

Total operating expenses	$933,073	$518,299	$217,337	80%	138%

      Cost of Services

             Cost of services increased 71% from fiscal 1999 to fiscal 2000 and 100% from fiscal 1998 to fiscal 1999. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, Web site content costs, systems maintenance, communication expenses and depreciation expense. The increases in cost of services in fiscal 2000 and 1999 reflect the overall increase in customer transactions processed by our brokerage and banking subsidiaries, a related increase in customer service inquiries, and operations and maintenance costs associated with our technology centers in Rancho Cordova, California and Alpharetta, Georgia. Cost of services as a percentage of net revenues was 38%, 45% and 42% in fiscal 2000, 1999 and 1998, respectively. The decrease in cost of services as a percentage of net revenues from fiscal 1999 to fiscal 2000 is primarily a result of leveraging our business model and gaining improved efficiencies in fiscal 2000. The increase in cost of services as a percentage of net revenues in fiscal 1999 compared to fiscal 1998 is primarily related to the introduction of 24x7x366 live agent customer service, the build-out of the technology operation infrastructure to support the growth of the global business, the added content to the Web site, and the promotional and pricing programs introduced in fiscal 1999.

      Selling and Marketing

             Selling and marketing increased 60% from fiscal 1999 to fiscal 2000 and 158% from fiscal 1998 to fiscal 1999. The increases in selling and marketing expenditures in fiscal 2000 and 1999 reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building brand name recognition, growing the customer base and market share, and maintaining customer retention rates. Beginning in the fourth quarter of fiscal 1998, the Company significantly expanded its marketing efforts including the launch of Destination E*TRADE®, expanded national television advertising and new strategic marketing alliances with key business partners, such as AOL and Yahoo! Selling and marketing expenditures in fiscal 2000 also reflect expenditures that resulted from our sponsorship of Super Bowl XXXIV. Marketing efforts focusing on our inte rnational and banking businesses are expected to increase as we expand our advertising efforts for these segments through fiscal 2001. Our cost per new account totaled $263 in fiscal 2000, an increase of 7% from $245 in fiscal 1999, which was an increase of 12% from $219 in fiscal 1998. These increases were primarily the result of increased marketing spending in the past two years.

      Technology Development

             Technology development increased 79% from fiscal 1999 to fiscal 2000 and 121% from fiscal 1998 to fiscal 1999. The increased level of expense for technology development in the past two years was incurred to enhance our existing product offerings, including maintenance of our Web site and development of our CRM technology prior to achievement of technological feasibility, reflecting our continuing commitment to invest in new products and technologies. The rate of growth of technology development costs in fiscal 2000 as compared to fiscal 1999 has decreased, primarily due to an increase in capitalizable development costs for certain internally developed software which reached technological feasibility during fiscal 2000, as well as a reduction in the use of outside consultants as we refocused our efforts on fewer, but more beneficial projects.

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

      Acquisition-Related Expenses

             Acquisition-related expenses were $36.4 million, $7.2 million and $1.2 million in fiscal 2000, 1999 and 1998, respectively, and primarily represent transaction costs associated with acquisitions accounted for as poolings of interests. Acquisition-related expenses in fiscal 2000 primarily relate to transaction costs associated with the acquisitions of ETFC and VERSUS. In fiscal 1999, a cquisition-related expenses were incurred primarily in connection with the acquisitions of TIR, ClearStation and ETFC. In fiscal 1998, we recognized transaction costs in association with the acquisition of ShareData.

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

             Equity in income (losses) of investments was $(11.5) million, $(8.8) million and $0.5 million in fiscal 2000, 1999 and 1998, respectively, which resulted from our minority ownership in investments that are accounted for under the equity method. These investments primarily include E*TRADE Japan KK and E*OFFERING. We expect that these companies will continue to invest in the development of their products and services and may incur operating losses which will result in future charges to reflect our proportionate share of those losses. The initial public offering of E*TRADE Japan KK in September 2000 will not have a significant, ongoing affect on our operations as we will continue to account for our remaining 32% interest in E*TRADE Japan KK under the equity method. The acquisition of E*OFFERING by Wit Capital Group, Inc., renamed Wit Soundview Group, Inc., in October 2000 is not expected to have a material e ffect on equity in income (losses) of investments.

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

Variability of Results

             We expect to experience fluctuations in future quarterly operating results that may be caused by many factors, including the following: the timing of introductions or enhancements to online investing and banking services and products by us or our competitors; market acceptance of online investing and banking services and products; the pace of development of the market for online commerce; changes in trading volume in securities markets; trends in the securities and banking markets; domestic and international regulation of the brokerage and banking industries; changes in interest rates; changes in pricing policies by us or our competitors; changes in strategy; the success of or costs associated with acquisitions, joint ventures or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; the mix of international and domestic revenues; changes in the le vel of operating expenses to support projected growth; and general economic conditions.

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

             We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities, along with the convertible subordinated debt offering described above, will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the per iod of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 7. Risk factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

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

             Cash used in operating activities, net of effects from acquisitions and net of the effects of realized gains on the sale of available-for-sale securities of $219.3 million, was $138.7 million in fiscal 2000. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects from acquisitions, of $413.3 million, an increase in other assets of $61.3 million, offset by an increase in accounts payable, accrued and other liabilities of $199.2 million. Cash provided by operating activities, net of effects from acquisitions, was $23.8 million in fiscal 1999. Cash provided by operating activities resulted primarily from an increase in brokerage-related liabilities in excess of assets of $66.1 million, an increase in banking-related liabilities in excess of assets of $164.1 million, and an increase in accounts payable, accrued and ot her liabilities of $86.9 million, offset by an increase in other assets of $44.4 million and a net loss of $56.8 million. Cash provided by operating activities, net of effects from acquisitions, was $48.0 million in fiscal 1998. Cash provided by operating activities resulted primarily from a decrease in banking-related assets over liabilities of $102.4 million and an increase in accounts payable, accrued and other liabilities of $40.8 million, offset by an increase in other assets of $28.1 million and an increase in brokerage-related assets in excess of liabilities of $73.5 million.

             Cash used in investing activities was $5,185.6 million, $1,942.5 million and $1,357.2 million in fiscal 2000, 1999 and 1998, respectively. Cash used in investing activities resulted primarily from an excess of purchases of investments over the net sale/maturity of investments, purchases of property and equipment, an increase in loans held for investment, and an increase in restricted deposits in fiscal 2000. During fiscal 2000, the Company’s mix of fixed rate to adjustable rate loan products shifted toward a greater percentage of adjustable rate loans. The shift from purchasing fixed to adjustable rate loans reflects our response to uncertainties surrounding rising interest rates during fiscal 2000.

             Cash provided by financing activities was $5,342.0 million, $2,000.0 million and $1,240.9 million in fiscal 2000, 1999 and 1998, respectively. Cash provided by financing activities primarily resulted from increased banking deposits, net advances from the FHLB of Atlanta and increases in securities sold under agreements to repurchase and, in fiscal 2000, proceeds from convertible subordinated notes.

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

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board (“FASB”)issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. We adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133 w ill result in an $82,500 charge, net of tax, from a cumulative effect of a change in accounting principle, and a $6.2 million decrease, net of tax, in shareowners’ equity in our financial statements for the quarter ending December 31, 2000.

             In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. We are currently evaluating the impact of SFAS No. 140 to our consolidated financial statements.

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

             General financial success within the financial services industry over the past several years has strengthened existing competitors. We believe that such success will continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. Commercial banks generally are expanding their securities and financial services activities. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ul timately may offer, we may be adversely affected by such competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected.

             There can be no assurance that we will be able to compete effectively with current or future competitors or that such competition will not have a material adverse effect on our business, financial condition and operating results.

Our computer security could be breached, which could significantly damage our reputation and deter customers from using our securities trading, investing and banking services

             Because we rely heavily on electronic communications and secure transaction processing in our securities, banking and ATM businesses, we must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers could jeopardize the security of information stored in and transmitted through our computer systems and network, which could adversely affect our ability to retain or attract customers, damage our reputation and subject us to litigation. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems by Internet hackers. In addition, we must guard against damage by persons with authorized access to our computer systems. Although we intend to contin ue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may be unable to prevent future attacks from disrupting operations. Our insurance coverage may be insufficient to cover losses that may result from such events.

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

             If our systems or any other systems in the transaction process slow down or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial customer losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. The NASDR defines a “system failure” as (i) a shutdown of the Company’s mission critical systems (defined as those necessary for the acceptance and execution of online securities orders) which causes the customer use of such systems to equal or exceed system capacity during regular market hours or (ii) a shutdown of any system application necessary for the acceptance and execution of online securities orders for a period of 15 continuous minutes that affects 25% or more of the customers on the system from effecting securities transactions during regular market hours. We have experienced s uch systems failures and degradation in the past, including failures during fiscal 2000 on January 25, 2000, March 2, 2000, and May 3, 2000, and also October 18, 2000, in the first quarter of fiscal 2001. System failures and degradations could occur with respect to U.S. markets or foreign markets where we must implement new transaction processing infrastructures. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures.

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

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

             A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989. The U.S. securities markets have recently been more volatile than usual, and prices have moved mostly downward since March 2000. Consequently, transaction volume has decreased industry-wide and many broker-dealers, including E*TRADE, have been adversely affected. When transaction volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “ Item 7. Risk Factors—Our business will suffer if we cannot effectively compete.”

             Our brokerage business, by its nature, is subject to various other risks, including customer default and employee misconduct and errors. We sometimes allow customers to purchase securities on margin, and we are therefore affected because we are subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer’s indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could have a material adverse effect on our business, financi al condition and operating results.

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

Our results of operations depend heavily upon the growing acceptance of the Internet as a commercial marketplace for financial services

             Because the electronic provision of financial services is currently the most significant part of our business, sales of most of our services and products will depend on consumers continuing to adopt the Internet as a method of doing business and, in particular, as a method of obtaining financial services. Several factors could adversely affect the acceptance and growth of online commerce. For example, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by growing usage. In addition, the Internet could be adversely affected by the slow development or adoption of standards and protocols to handle increased Internet activity, or by increased governmental regulation. Moreover, critical Internet issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved, which could negatively affect t he growth of Internet use or commerce on the Internet.

             Even if Internet commerce grows generally, the online market for financial services could grow more slowly or even shrink in size. Adoption of online commerce for financial services by individuals who have relied upon traditional means in the past will require such individuals to accept new and different methods of conducting business. Our Internet brokerage and banking services involve a new approach to securities trading and banking and they require extensive marketing and sales efforts to educate prospective customers regarding their uses and benefits. Consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing and banking, which could have a material adverse effect on our business, financial con dition and operating results.

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

Any failure to successfully integrate the companies that we acquire into our existing operations could harm our business.

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

Our business depends on our ability to protect our intellectual property

             Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” could have a material adverse effect on our business, financial condition and operating results. Despite any preca utions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

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

We may be fined or forced out of business if we do not maintain the net capital levels required by regulators

             The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASDR, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital could be limited. Such operations may include in vesting activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business, financial condition and operating results.

             The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of September 30, 2000 (dollars in thousands):

	Required Net Capital	Net Capital	Excess Net Capital

E*TRADE Securities, Inc.	$103,747	$479,036	$375,289
TIR Securities, Inc.	$250	$1,161	$911
TIR Investor Select, Inc.	$5	$351	$346
Marquette Securities, Inc.	$250	$536	$286
E*TRADE Capital Markets, Inc.	$113	$21,774	$21,661
VERSUS Brokerage Services (U.S.), Inc.	$100	$233	$133

             Similarly, banks, such as the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on a bank’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of the bank’s capital, risk weightings of assets and o ff-balance-sheet transac tions, and other factors.

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

             The table below summarizes the capital adequacy requirements for the Bank as of September 30, 2000 (dollars in thousands):

	Actual		Required To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio

Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$449,843	> 5.0%
Tier 1 Capital (to risk weighted assets)	$582,058	16.8%	>$207,890	> 6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$346,483	>10.0%

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

             We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that the 40% limit were to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and U.S. government securities. If we sell investment securities, we may sell them sooner than we intended. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal co ntractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

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

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

E*TRADE Group, Inc.
Dated: November 22, 2000	By:	/s/ Christos M. Cotsakos

Christos M. Cotsakos Chairman of the Board and Chief Executive Officer