Form 10-QT
period 2000-12-31
E TRADE GROUP INC
filed 2001-02-14
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2000 to December 31, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

        As of February 9, 2001, there were 314,799,628 shares of common stock and 3,412,258 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q TRANSITION REPORT
For the Transition Period from October 1, 2000 to December 31, 2000

TABLE OF CONTENTS

        On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31. Accordingly, this quarterly report serves as a transition report to the Company’s new fiscal year end.

        The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

        UNLESS OTHERWISE INDICATED, REFERENCES TO “COMPANY” AND “E*TRADE” MEAN E*TRADE GROUP, INC. AND ITS SUBSIDIARIES.

        E*TRADE, the E*TRADE logo, E*TRADE Bank, E*TRADE ATM, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE, and TELE*MASTER are servicemarks or registered marks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts )
(unaudited)

	Three Months Ended December 31,
	2000	1999
Revenues:
Transaction revenues	$ 153,405	$152,312
Interest income	337,890	157,680
Global and institutional	37,454	38,623
Other	40,283	19,294

Gross revenues	569,032	367,909
Interest expense	(233,619)	(94,312)
Provision for loan losses	(1,647)	(537)

Net revenues	333,766	273,060

Cost of services	133,260	115,254

Operating expenses:
Selling and marketing	97,940	131,829
Technology development	29,161	37,297
General and administrative	57,901	43,405
Amortization of goodwill and other intangibles	7,811	2,164
Acquisition-related expenses	784	5,787

Total operating expenses	193,597	220,482

Total cost of services and operating expenses	326,857	335,736

Operating income (loss)	6,909	(62,676)

Non-operating income (expense):
Corporate interest income	7,061	2,210
Corporate interest expense	(11,211)	(32)
Gain on sale of investments	3,582	31,316
Equity in losses of investments	(61)	(3,889)
Unrealized gain (loss) on venture funds	(6,158)	25,453
Fair value adjustments of financial derivatives	4,668	—
Other	(1,561)	163

Total non-operating income (expense)	(3,680)	55,221

Pre-tax income (loss)	3,229	(7,455)
Income tax expense (benefit)	1,905	(694)
Minority interest in subsidiaries	(112)	495

Income (loss) before cumulative effect of change in accounting principle	1,436	(7,256)
Cumulative effect of change in accounting principle, net of tax (See Note 14)	(83)	—

Net income (loss)	$ 1,353	$ (7,256)

Income (loss) per share before cumulative effect of change in accounting principle (See Note 10):
Basic	$ 0.00	$ (0.02)

Diluted	$ 0.00	$ (0.02)

Net income (loss) per share:
Basic	$ 0.00	$ (0.02)

Diluted	$ 0.00	$ (0.02)

Shares used in computation of per share data (See Note 10):
Basic	311,413	291,214
Diluted	321,430	291,214

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2000	September 30, 2000
	(unaudited)
ASSETS

Cash and equivalents	$ 212,430	$ 175,443
Cash and investments required to be segregated under Federal or other regulations	122,327	125,862
Brokerage receivables—net	4,639,078	6,542,508
Mortgage-backed securities	5,058,919	4,188,553
Loans receivable—net	5,039,602	4,172,754
Investments	1,350,797	985,218
Property and equipment—net	368,355	334,262
Goodwill and other intangibles	441,984	484,166
Other assets	507,618	308,671

Total assets	$17,741,110	$17,317,437

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities:
Brokerage payables	$ 4,226,124	$ 6,055,530
Banking deposits	5,750,209	4,721,801
Borrowings by bank subsidiary	4,629,353	3,531,000
Convertible subordinated notes	650,000	650,000
Accounts payable, accrued and other liabilities	708,629	471,626

Total liabilities	15,964,315	15,429,957

Company-obligated manditorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company (redemption value $32,400)	30,747	30,647

Commitments and contingencies
Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2000 and September 30, 2000	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 4,101,504 at December 31, 2000 and 5,619,543 at September 30, 2000	41	56
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 308,220,126 at December 31, 2000 and 304,504,764 at September 30, 2000	3,082	3,045
Additional paid-in capital	1,827,444	1,814,581
Unearned Employee Stock Ownership Plan shares	(1,422)	(1,560)
Shareowners’ notes receivable	(19,640)	(19,103)
Accumulated deficit	(5,555)	(6,908)
Accumulated other comprehensive income (loss)	(57,902)	66,722

Total shareowners’ equity	1,746,048	1,856,833

Total liabilities and shareowners’ equity	$17,741,110	$17,317,437

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2000	1999
Net cash provided by (used in) operating activities	$ 40,911	$ (75,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities, and other investments, net of securities received in business acquisitions	(5,310,382)	(1,159,594)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities, and other investments	4,061,465	632,054
Net increase in loans receivable, net of loans received in business acquisitions	(868,752)	(271,299)
Increase (decrease) in restricted deposits	126	(49,759)
Cash used in business acquisitions, net of cash received in business acquisitions	(1,202)	(26,707)
Purchases of property and equipment, net of property and equipment received in business acquisitions	(61,686)	(35,177)
Proceeds from the sale of international subsidiary	63,007	—
Other	628	189

Net cash used in investing activities	(2,116,796)	(910,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	1,028,408	551,521
Advances from the Federal Home Loan Bank of Atlanta	2,483,500	946,000
Payments on advances from the Federal Home Loan Bank of Atlanta	(2,383,500)	(730,000)
Net increase in securities sold under agreements to repurchase	998,353	276,684
Issuance of loans to related parties	(30,500)	—
Proceeds from issuance of common stock from associate stock transactions	3,206	7,214
Proceeds from bank loans and lines of credit, net of transaction costs	18,000	102,535
Payments on bank loans and lines of credit	(1,367)	—
Repayment of capital lease obligations	(3,039)	—
Other	(189)	264

Net cash provided by financing activities	2,112,872	1,154,218

INCREASE IN CASH AND EQUIVALENTS	36,987	168,522
CASH AND EQUIVALENTS—Beginning of period	175,443	157,705

CASH AND EQUIVALENTS—End of period	$ 212,430	$ 326,227

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Unrealized gain (loss) on av ailable-for-sale securities	$ (56,059)	$ 325,159

Tax benefit on exercise of stock options	$ 1,828	$ 10,017

Assets acquired under capital lease obligations	$ —	$ 31,698

Financial derivatives recorded at fair market value	$ 172,918	—

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$ 8,690	$ 323,967
Cash paid, less acquired (including acquisition costs)	2,071	26,707
Liabilities assumed	—	6,000
Payable for purchase of international subsidiary	18,852
Carrying value of joint-venture investment	—	5,343

Fair value of assets acquired (including goodwill of $28,336 and $357,397)	$ 29,613	$ 362,017

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc. (“E*TRADE” or “Parent”), a financial services holding company, and its subsidiaries (collectively, the “Company”), including but not limited to E*TRADE Securities, Inc. (“E*TRADE Securities”), a securities broker-dealer, TIR (Holdings) Limited (“TIR”), a provider of global securities brokerage and other related services to institutional clients, and E*TRADE Financial Corporation (“ETFC”), a provider of financial services whose primary business is conducted by E*TRADE Bank (the “Bank”), a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide.

        On January 22, 2001, the Company’s Chief Executive Officer, with the approval of the Company’s Board of Directors, determined that it was in the best interest of the Company and its shareowners to change the fiscal year end from September 30 to December 31.

        The condensed consolidated financial statements of the Company include the accounts of the Parent, and its majority owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Affiliates in which there is at least a 20% ownership are generally accounted for by the equity method; those in which there is a less than 20% ownership are generally carried at cost.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

        Certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    BUSINESS COMBINATIONS

        In October 2000, the Company completed the acquisition of privately-held PrivateAccounts, Inc. (“PAI”), a Minneapolis-based developer of online separately managed accounts. The Company issued 618,057 shares of common stock valued at approximately $8.7 million in exchange for 100% of the outstanding shares of PAI. The Company is obligated to issue (i) up to an additional $9.0 million of the Company’s common stock if PAI achieves certain milestones and (ii) up to an additional $22.0 million of the Company’s common stock and, if necessary, cash consideration as incentive consideration if certain asset targets are exceeded. The acquisition was accounted for using the purchase method of accounting, and the results of PAI’s operations have been combined with those of the Company since the date of acquisition. The purchase price allocation at December 31, 2000 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for PAI were not material.

        In October 1999, the Company entered into a joint venture agreement with Berliner Effektenbank AG and New York Broker Deutschland AG to form E*TRADE Germany AG. The Company had a 60% ownership interest in this joint venture at September 30, 2000. In August 2000, the Company entered into an agreement to acquire the remaining 40% ownership interest in E*TRADE Germany AG for approximately 24.0 million Euros (approximately $20.2 million as of December 31, 2000). The additional investment was comprised of approximately $1.4 million in cash (paid in October 2000), 1.3 million shares of the Company’s common stock valued at approximately $12.0 million (paid in January 2001), and 9.8 million Euros (approximately $9.1 million as of December 31, 2000) payable in cash or shares of the Company’s common stock before the end of calendar year 2001. The purchase price exceeded the fair value of the assets acquired by $19.4 million, which was recorded as goodwill to be amortized over 20 years. The purchase price allocation at December 31, 2000 is preliminary and has been allocated based on the estimated fair value of net tangible assets acquired. Prior period results for E*TRADE Germany AG were not material.

NOTE 3.    SALE OF INTERNATIONAL SUBSIDIARY

        In November 2000, the Company sold its ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million). Of this amount, approximately 8.2 million Euros (approximately $7.0 million) will be held in escrow for two years, of which 50% may be released after one year. In conjunction with this transaction, the Company reacquired its licensing rights to France, as well as the ownership interests in E*TRADE SARL, E*TRADE Italy and E*TRADE Benelux, previously held by E*TRADE @ Net Bourse S.A. No gain or loss resulted from this transaction.

NOTE 4.    BROKERAGE RECEIVABLES—NET AND PAYABLES

        Brokerage receivables—net and payables consist of the following (in thousands):

	December 31, 2000	September 30, 2000
Receivable from customers and non-customers (less allowance for doubtful accounts of $5,916 at December 31, 2000 and $3,887 at September 30, 2000)	$3,340,302	$5,173,220
Receivable from brokers, dealers and clearing organizations:

Net settlement and deposits with clearing organizations	98,619	89,031
Deposits paid for securities borrowed	1,184,195	1,267,109
Securities failed to deliver	1,713	1,970
Other	14,249	11,178

Total brokerage receivables—net	$4,639,078	$6,542,508

Payable to customers and non-customers	$1,518,533	$1,735,228
Payable to brokers, dealers and clearing organizations:

Deposits received for securities loaned	2,690,696	4,296,399
Securities failed to receive	1,734	6,266
Other	15,161	17,637

Total brokerage payables	$4,226,124	$6,055,530

        Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At December 31, 2000 and September 30, 2000, credit extended to customers and non-customers with respect to margin accounts was $3,256 million and $5,040 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    INVESTMENTS

        Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence, which are accounted for under the equity method.

        The carrying amounts of investments are shown below (in thousands):

	December 31, 2000	September 30, 2000
Trading securities	$ 172,118	$ 3,867
Available-for-sale investment securities(1)	1,058,142	861,334
Equity method and other investments:
Joint ventures	38,471	30,492
Venture capital funds	47,816	50,974
Other investments	34,250	38,551

Total investments	$1,350,797	$985,218

(1)	Includes investments in the E*TRADE Russell 2000 Index Fund, E*TRADE Global Titan Fund and the E*TRADE S&P 500 Fund.

    E*OFFERING

        Included in other equity investments at September 30, 2000 is a 23.6% investment in E*OFFERING Corp. (“E*OFFERING” ), a full service, Internet-based investment bank. On October 16, 2000, Wit Soundview Group, Inc. (“Wit”) completed the acquisition of E*OFFERING. Under the terms of the agreement, the Company received approximately 5,324,000 shares of Wit common stock and warrants to purchase 534,705 and 1,821,936 shares of Wit common stock exerciseable for $5.99 and $0.60 per share, respectively, exerciseable immediately and expiring in February 2001 and January 2005, respectively, as well as two representatives on Wit’s Board of Directors. Concurrently with this agreement, the Company and Wit entered into certain other collateral arrangements whereby the Company acquired Wit’s retail brokerage business and received 4,025,948 shares of Wit common stock and a warrant to purchase up to 2,000,000 shares of Wit common stock for $10.25 per share, as consideration for the Company entering into a strategic alliance agreement pursuant to which Wit is the exclusive source of initial public offerings, follow-on offerings, and other investment banking products to the Company for a five year term. The warrants are exerciseable if the exclusivity provisions of the strategic alliance agreement have remained in effect during the fourth and fifth years of the agreement. If, following a change of control of E*TRADE while the exclusively provisions are still in effect, E*TRADE or its successor breaches the strategic alliance agreement or the acquiror fails to acknowledge that it will cause E*TRADE to honor the exclusivity provisions thereunder, E*TRADE will be obligated to pay Wit $120 million less $3.33 million for each calendar month since October 2000 but in no event less than $80 million. If E*TRADE received in the change of control transaction fully registered and freely marketable common or preferred stock, E*TRADE may at its option make the payment in such securities instead of cash, applying the same valuation principles as in the change of control transaction. If E*TRADE makes such election Wit may then elect to receive a number of Wit common stock held by E*TRADE equal in value to the payment due provided that each share of Wit common stock be valued at not less than $10.25. In addition, all shares of Wit common stock which are then held in escrow under the terms of the merger would be transferred to Wit. Wit Group would also continue for two years after the change of control to have the right to provide securities to E*TRADE’s retail customers on a non-exclusive basis but the exclusivity provisions would no longer be effective. In a related transaction the Company also purchased 2,000,000 shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company holds an approximate 10% ownership interest in Wit, excluding the warrants held, which is accounted for under the equity method.

    Publicly-Traded Equity Securities

        Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. Unrealized gains related to these investments were $73.8 million and $186.3 million at December 31, 2000 and September 30, 2000, respectively. Unrealized losses related to these investments were $4.5 million and $2.8 million at December 31, 2000 and September 30, 2000, respectively.

    Other Investments

        The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services, as well as venture capital funds. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method.

NOTE 6.    RELATED PARTY TRANSACTIONS

        In November and December 2000, the Company made loans to two executive officers and a director of the Company in the aggregate principal amount of $30.5 million. The loans accrue interest at rates of between 6.09% and 6.1% annually. The principal amounts of $0.5 million, $15.0 million, and $15.0 million are due in December 2002, November 2005, and November 2010, respectively. The $15.0 million loans are collateralized by real property and equity interests in various limited liability companies owned by an executive officer and a director, respectively. Related party loans receivables are recorded in other assets.

        During fiscal 2000, a wholly-owned subsidiary of the Company purchased residential properties that it leases to certain of its executive officers with options to buy. Rental income in the quarter ended December 31, 2000 related to these properties was approximately $40,000. Rental income is recorded in other income.

        See Note 8 for additional related party transactions.

NOTE 7.    LINE OF CREDIT AND OTHER BORROWINGS

        In November 2000, the Company renewed a $50 million line of credit under an agreement with a bank that expires in November 2001. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR. The Company had $21.9 million outstanding under this line of credit at December 31, 2000, which is included in accounts payable, accrued and other liabilities.

        In December 2000, the Company obtained two term loans from financial institutions that expire in December 2003. The term loans are collateralized by equipment that is owned by the Company. Borrowings under the term loans bear interest at 3.25% above LIBOR. The Company had $18.0 million outstanding under these term loans at December 31, 2000, which is included in accounts payable, accrued and other liabilities.

NOTE 8.    SHAREOWNERS’ NOTES RECEIVABLE

        In December 2000, the Company made a full recourse loan to one of its executive officers for approximately $0.5 million. The proceeds from this loan were used to fund the purchase of shares of the Company’s common stock for the exercise and hold of stock options. The loan accrues interest at the rate of 6.15% per annum. The interest on the loan is due in December 2001 with all remaining unpaid interest due upon payment of the principal in January 2002.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    COMPREHENSIVE INCOME

        The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended December 31,
	2000	1999
Net income (loss)	$ 1,353	$ (7,256)
Changes in other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(45,108)	192,236
Unrealized loss on derivative instruments, net of tax (see Note 14)	(79,723)	—
Cumulative translation adjustments	207	67

Total comprehensive income (loss)	$(123,271)	$185,047

NOTE 10.    INCOME (LOSS) PER SHARE

        The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended December 31,
	2000		1999
	Basic income per share	Diluted income per share	Basic and diluted loss per share
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$ 1,436	$ 1,436	$ (7,256)
Cumulative effect of change in accounting principle, net of tax	(83)	(83)	—

Net income (loss)	$ 1,353	$ 1,353	$ (7,256)

Denominator:
Weighted average shares outstanding	311,413	311,413	291,214
Dilutive effect of options outstanding	—	9,559	—
Dilutive effect of warrants outstanding	—	458	—

	311,413	321,430	291,214

        Because the Company reported a net loss for the three months ended December 31, 1999, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the three months ended December 31, 1999, there would have been 19,455,000 and 1,198,000 additional shares for options and warrants outstanding, respectively. Excluded from the calculation of diluted net income (loss) per share for all periods presented are approximately 27,542,000 shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net income (loss) per share.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following options to purchase shares of common stock have not been included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended December 31,
	2000	1999
Options excluded from computation of diluted net income (loss) per share	19,280	1,096
Exercise price ranges:
High	$ 58.75	$58.75
Low	$ 11.78	$29.25

NOTE 11.    REGULATORY REQUIREMENTS

        E*TRADE Securities is subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers Regulation, Inc. (“NASDR”), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

	December 31, 2000	September 30, 2000
Net capital	$419,730	$479,036
Percentage of aggregate debit balances	12.5%	9.2%
Required net capital	$ 67,398	$103,747
Excess net capital	$352,332	$375,289

        Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

        TIR’s and VERSUS Technologies, Inc.’s (renamed E*TRADE Technologies Corporation effective January 2, 2001) brokerage subsidiary companies and the Company’s international subsidiaries are also subject to net capital requirements. These companies are located in the United States, Canada, South Africa, Australia, Europe, and South East Asia. The companies outside the United States have various and differing capital requirements, all of which were met at December 31, 2000 and September 30, 2000. The aggregate net capital, required net capital, and excess net capital of these companies at December 31, 2000, was $62.2 million, $29.5 million, and $32.7 million, respectively. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2000, was $48.4 million, $18.5 million, and $29.9 million, respectively.

        ETFC’s registered broker-dealer subsidiary, E*TRADE Capital Markets, Inc., is also subject to the Rule and is required to maintain net capital equal to the greater of $100,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital not exceed 15 to 1.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The table below summarizes the minimum and excess capital requirements for the above companies (in thousands):

	December 31, 2000			September 30, 2000
	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$250	$ 2,236	$ 1,986	$250	$ 1,161	$ 911
E*TRADE Investor Select, Inc.	$ 5	$ 233	$ 228	$ 5	$ 351	$ 346
Marquette Securities, Inc.	$250	$ 486	$ 236	$250	$ 536	$ 286
E*TRADE Capital Markets, Inc.	$151	$12,708	$12,557	$113	$21,774	$21,661
E*TRADE Canada Securities Corporation	$ 67	$ 149	$ 82	$100	$ 233	$ 133

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Bank has met all capital adequacy requirements to which it was subject. As of December 31, 2000 and September 30, 2000, the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

        The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Core Capital (to adjusted tangible assets)	$616,261	5.4%	>$453,291	> 4.0%	>$566,614	> 5.0%
Tangible Capital (to tangible assets)	$616,261	5.4%	>$169,984	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$616,261	13.5%	N/A	N/A	>$273,409	> 6.0%
Total Capital (to risk weighted assets)	$628,728	13.8%	>$364,545	> 8.0%	>$455,681	> 10.0%
As of September 30, 2000:
Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$359,874	> 4.0%	>$449,843	> 5.0%
Tangible Capital (to tangible assets)	$582,058	6.5%	>$134,953	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$582,058	16.8%	N/A	N/A	>$207,890	> 6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$277,186	> 8.0%	>$346,483	> 10.0%
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

        As of December 31, 2000, the Bank had commitments to purchase $21.2 million in fixed rate and $148.9 million in variable rate loans and certificates of deposit scheduled to mature in less than one year approximating $3.7 billion. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying balance sheets.

        The Company is a defendant in civil actions arising from the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that E*TRADE Securities, Inc. previously experienced.

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
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    SEGMENT INFORMATION

    Segment Information

        The Company has separated its financial services into four categories: 1) domestic retail brokerage, 2) banking, 3) global and institutional, and 4) asset gathering and other. There have been no changes in these categories from fiscal 2000. As the asset gathering and other operations business represent emerging activities which are not material to the consolidated results for segment reporting purposes, management has aggregated asset gathering and other with domestic retail brokerage to form one of three reportable segments. Banking and global and institutional comprise the other two segments constituting the manner in which management currently evaluates Company performance.

        Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended December 31, 2000:
Interest income-net of interest expense	$ 62,620	$ 39,560	$ 2,091	$ 104,271
Non-interest revenue-net of provision for loan losses	172,266	14,118	43,111	229,495

Net revenues	$ 234,886	$ 53,678	$ 45,202	$ 333,766

Operating income (loss)	$ 4,093	$ 9,995	$ (7,179)	$ 6,909
Three Months Ended December 31, 1999:
Interest income-net of interest expense	$ 41,399	$ 21,332	$ 637	$ 63,368
Non-interest revenue-net of provision for loan losses	169,378	2,091	38,223	209,692

Net revenues	$ 210,777	$ 23,423	$ 38,860	$ 273,060

Operating income (loss)	$ (64,149)	$ 2,202	$ (729)	$ (62,676)
As of December 31, 2000:
Segment assets	$6,030,304	$11,299,867	$410,939	$17,741,110
As of September 30, 2000:
Segment assets	$7,805,843	$ 9,027,185	$484,409	$17,317,437

        No single customer accounted for greater than 10% of total revenues in the three months ended December 31, 2000 or 1999, respectively.

NOTE 14.    ADOPTION OF NEW ACCOUNTING STANDARD

        Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated anew in hedging relationships on October 1, 2000 or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The adoption of SFAS No. 133 primarily impacts the Company’s accounting for interest rate swaps and interest rate option contracts used to hedge fluctuations in the value of assets or the variability of cash flows associated with adjustable rate debt or forecasted debt issuance. The accounting for the Company’s foreign exchange forward and option contracts are also impacted by SFAS No. 133. These contracts are used to manage the price and reinvestment risks to the Company’s financial position associated with fluctuating interest rates and foreign currency exchange rates. The adoption of SFAS No. 133 has also impacted the accounting for other derivative investment securities, including warrants held by the Company.

        The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133 resulted in an $82,500 charge, net of tax, reported as a cumulative effect of a change in accounting principle, and a $6.2 million decrease, net of tax, in shareowner’s equity in the Company’s financial statements for the three months ended December 31, 2000. The Company expects to recognize approximately $1.3 million, net of tax, of the transition adjustment through earnings during the year ended December 31, 2001.

Interest Rate Risk

        The Company uses derivatives to provide a cost- and capital-efficient way to manage the interest rate risk exposure of the Company by synthetically modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in the rates of certain forecasted issuances of debt. The primary derivative instruments used include interest rate swaps, caps, and floors. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. Depending on the hedge relationship, the effects of these agreements are to (a) convert adjustable rate liabilities to longer-term fixed rate liabilities, (b) convert long-term fixed rate assets to shorter-term adjustable rate assets or (c) reduce the variability of future changes in interest rates of forecasted issuances of debt to fixed rate liabilities. The net payments of these agreements are charged to either interest expense or interest income, depending on whether the agreement is designated to hedge an existing or forecasted liability or asset.

    Fair Value Hedge

        The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the hedge agreement is recognized currently in earnings, as is the change in value of the hedged item. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in non-operating income (expense), included in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss of $1.6 million (as summarized in the table below) for the three months ended December 31, 2000. One fair value hedge was derecognized and therefore hedge accounting was discontinued during the period, resulting in a loss of approximately $700,000, which was recorded as hedge ineffectiveness and is included in the $1.6 million of fair value adjustments of financial derivatives recognized during the period.

    Cash Flow Hedges

        Variable Rate Debt and Forecasted Issuances of Debt

        The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate debt and forecasted issuances of debt. In respect to the variable rate debt currently on the balance sheet, the Company uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which impacts the amount of future payments to be made on the variable rate debt. In relation to the hedging of the forecasted issuance of debt, the Company utilizes interest rate swaps with a longer maturity than the underlying variable rate debt. The use of an interest rate swap contract that is longer than the underlying debt allows the Company to hedge both the risk of changes in the benchmark rate (LIBOR) and the replacement of such debt upon maturity. The Company expects to hedge the forecasted issuance of debt over a maximum term of 7 years, and the agreement will be treated as an effective hedge as long as the future issuances of debt remain probable and the cash flow hedge continues to meet the requirements of SFAS No. 133. Accordingly, for the three months ended December 31, 2000, no amounts have been reclassified out of OCI as a result of forecasted issuances no longer being probable.

        The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133. The ineffectiveness for the three months ended December 31, 2000 had no material impact on earnings.

        In accordance with the Company’s SFAS No. 133 accounting policy, the fair value of all interest rate swap agreements in cash flow hedge relationships are recorded at fair value on the balance sheet. OCI is adjusted to the balance that reflects the effective portion of the change in the fair value of the derivative, net of tax. Gains or losses recorded in OCI are recognized in the income statement as the hedged item affects earnings. The Company estimates that $37.0 million of derivative losses, currently recorded in OCI, will be recognized through earnings during the next twelve months.

        Forward Commitments

        The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. The Company measures ineffectiveness in accordance with the provisions of SFAS No. 133. For the three months ended December 2000, there was no significant ineffectiveness for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in OCI, net of tax. The amounts recorded to OCI are expected to be recognized in the income statement as the hedged forecasted transaction affects earnings.

Foreign Currency Risk

        Certain forecasted revenues and expenses are exposed to foreign currency risk. The Company’s objective in hedging anticipated transactions is to mitigate the variability of operating and cash results from fluctuations in currency rates; hedging strategies are not speculative in nature. The Company primarily hedges against fluctuations in the foreign exchange rates of material, anticipated revenues/expenses of TIR which are denominated in non-functional currencies, typically the Japanese yen, the Euro, and the British pound. As the functional currency of TIR is the U.S. dollar and as TIR maintains customer accounts in over thirty currencies, current risk management policies allow authorized persons to enter into forward contracts and purchase options to hedge between 0-100% of exposures deemed material. Material exposures are assessed on the basis of cash flow projections prepared by TIR.

        TIR uses forward contracts and purchase options to hedge a portion of forecasted revenue denominated in non-functional currencies for up to one year in the future. Forward contracts and purchase options are designated as cash flow hedging instruments.

        In calculating the ineffective portion of the Company’s hedge performance under SFAS No. 133, the Company excludes the time value component related to any option premiums paid and discounts or premiums on forward contracts and recognizes the amount in other income during the life of the contract. These amounts have not been material in the three months ended December 31, 2000. Hedge ineffectiveness related to the Company’s foreign currency hedge instruments, determined in accordance with SFAS No.133, had no impact on earnings for the three months ended December 31, 2000. No foreign exchange cash flow hedges were derecognized or discontinued for the three months ended December 31, 2000.
E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Derivative gains and losses included in OCI are reclassified into global and institutional revenues at the time forecasted revenue is recognized. During the three months ended December 31, 2000, $151,000 of derivative gains were reclassified to revenue. The Company estimates that $163,000 of net derivative gains related to foreign exchange hedges included in other comprehensive loss will be reclassified into earnings within the next twelve months.

Other Derivatives

        The Company owns warrants to purchase shares of common stock of Wit (see Note 5). The adjustment to the fair value of these warrants of $6.3 million is reflected in non-operating income at December 31, 2000. The Company also holds 2.0 million unvested warrants to purchase shares of common stock of Wit received in connection with a strategic alliance agreement. Because vesting of these warrants is subject to future performance, their value will not be recognized until such criteria are met.

        The impact of adopting SFAS No. 133 on our Consolidated Statement of Operations is as follows (in thousands):

	Cumulative Effect at October 1, 2000	Income (Expense) for the Three Months Ended December 31, 2000	Total
Cash Flow Hedges:
Ineffectiveness on interest rate caps/floors	$(125)	$ —	$ (125)
Fair Value Hedges:
Ineffectiveness on interest rate swaps	—	(1,536)	(1,536)
Ineffectiveness on interest rate caps/floors	—	(56)	(56)
Other Financial Derivatives:
Fair value adjustment for warrants	—	6,260	6,260

Total pre-tax	$(125)	$ 4,668	$ 4,543

Total after-tax	$ (83)	$ 3,750	$ 3,667

NOTE 15.    SUBSEQUENT EVENTS

        On February 1, 2001, the Company acquired LoansDirect, Inc. (“LoansDirect”), an online mortgage originator. Through the acquisition of LoansDirect, the Company expects to make strategic inroads into the consumer lending market, advancing its diversified online financial services model. In connection with this transaction, the Company acquired all of the outstanding shares of LoansDirect stock in exchange for approximately 3.0 million shares of the Company’s common stock valued at approximately $33.0 million, with LoansDirect to ultimately become a wholly-owned subsidiary of ETFC. The acquisition will be accounted for as a purchase.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Group, Inc. (“E*TRADE”) from time to time, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) and our reports to shareowners, involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Liquidity and Capital Resources” and “Risk Factors,” as well as in our filings with the SEC, which are available from the SEC or which you may request from us. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE. You are urged to carefully review and consider the various disclosures in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A as filed with the SEC on November 22, 2000, that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

Results of Operations

    Key Performance Indicators

        The following table sets forth several key performance indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three months presented (dollars in thousands except cost per new account and average commission per domestic brokerage transaction):

	Three Months Ended December 31,		Percentage Change
	2000	1999
Active domestic brokerage accounts	3,112,368	1,875,903	66%
Active banking accounts	362,617	130,635	178%
Active global and institutional accounts	84,024	21,872	284%

Total active accounts at period end	3,559,009	2,028,410	75%

Net new domestic brokerage accounts	160,422	325,269	(51)%
Net new banking accounts	74,544	33,233	124%
Net new global and institutional accounts	8,608	5,113	68%

Total net new accounts	243,574	363,615	(33)%

Cost per new account	$ 302	$ 300	1%

Total assets in domestic brokerage accounts	$45,723,078	$44,077,713	4%
Total deposits in banking accounts	5,657,156	2,622,331	116%
Total assets in global and institutional accounts	1,220,981	629,164	94%

Total assets/deposits in customer accounts	$52,601,215	$47,329,208	11%

Total domestic brokerage transactions	9,101,409	8,470,409	7%
Daily average domestic brokerage transactions	144,467	132,350	9%
Average commission per domestic brokerage transaction	$ 14.42	$ 16.14	(11)%

        The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended December 31,		Percentage Change
	2000	1999
Transaction revenues:
Commission	$131,259	$136,739	(4)%
Order flow	22,146	15,573	42%

Total transaction revenues	153,405	152,312	1%

Interest income:
Brokerage-related activities	130,365	75,662	72%
Banking-related activities	207,525	82,018	153%

Total interest income	337,890	157,680	114%

Global and institutional	37,454	38,623	(3)%
Other	40,283	19,294	109%

Gross revenues	569,032	367,909	55%

Interest expense:
Brokerage-related activities	(65,654)	(33,626)	95%
Banking-related activities	(167,965)	(60,686)	177%

Total interest expense	(233,619)	(94,312)	148%
Provision for loan losses	(1,647)	(537)	207%

Net revenues	$333,766	$273,060	22%

    Revenues

        Gross revenues increased 55% and net revenues increased 22% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The increases are mainly due to growth in our interest income streams, improvements in our cross-selling ability across business segments, increases in total active accounts and total assets/deposits in customer accounts. Gross revenues consist principally of commission revenues from domestic retail brokerage transactions, payments for order flow, interest income, institutional transaction execution fees, royalty revenues, and to a lesser degree, revenue from services and gains on the sale of loans and securities.

    Transaction Revenues

        Transaction revenues remained relatively flat from the three months ended December 31, 1999 to the three months ended December 31, 2000. Transaction revenues consist of commission revenues from domestic retail brokerage transactions and payments for order flow. Sustained growth in active customer accounts coupled with our Power E*TRADE program, implemented in August 1999, which extends special initiatives to highly active customers, contributed to the stability in transaction revenues in a challenging marketplace. Since September 2000, the Nasdaq has lost 50% of its value, as compared to strong market activity experienced during the first three months of fiscal 2000. Transaction revenues as a percentage of gross revenues have decreased from 41% in the three months ended December 31, 1999 to 27% in the three months ended December 31, 2000 as a result of both our efforts to diversify revenue streams and significant growth in both brokerage-related and banking-related interest income.

        Commission revenues decreased 4% from the three months ended December 31, 1999 to the three months ended December 31, 2000. Although daily average domestic brokerage transactions increased 9% from the three months ended December 31, 1999 compared to the three months ended December 31, 2000, the average commission per domestic transaction decreased from $16.14 in the three months ended December 31, 1999 to $14.42 in the three months ended December 31, 2000. The decline in average commission per domestic transaction is a result of promotional activities and changes in the mix of revenue generating transactions, primarily resulting from the affect of our Power E*TRADE customers. In the midst of the market volatility experienced during the past three quarters, Power E*TRADE customers have remained active in the market place while other customers have generally decreased their trading activity, thus reducing average commission rates per transaction. As we continue to execute on cross-selling initiatives across business lines and leveraging our diversified business model, our profitability from on-going operations is expected to become less dependent on commission revenues.

        Revenue from order flow is comprised of rebate income from various market makers and market centers for processing transactions through them. We use other broker-dealers to execute our customers’ orders and have derived a significant portion of our transaction revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Payments for order flow as a percentage of transaction revenues were 14% and 10% in the three months ended December 31, 2000 and 1999, respectively. The increase in order flow revenue is primarily due to the fact that the brokerage industry has become more competitive, leading to higher rates from market makers and market centers for processing transactions through them, without sacrificing the quality of the execution of customer orders. There can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the National Association of Securities Dealers Regulation, Inc. (“NASDR”) or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results. See “Item 2. Risk factors—Loss or reductions in revenue from order flow rebates could harm our business.”

    Interest Income and Expense

        Interest income from brokerage-related activities is comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance their purchases of securities on margin and fees on customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing banking liabilities that include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.

        Brokerage interest income increased 72% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The increase in brokerage interest income primarily reflects the overall increase in average customer margin balances and average customer money market fund balances, which increased by 50% and 51%, respectively, from the three months ended December 31, 1999 to the three months ended December 31, 2000. Brokerage interest expense increased 95% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The increase in brokerage interest expense primarily reflects an overall increase in average customer credit balances and average stock loan balances, which increased 22% and 51%, respectively, from the three months ended December 31, 1999 to the three months ended December 31, 2000. Further impacting the increase in brokerage interest expense and the net brokerage interest spread in the three months ended December 31, 2000 as compared to the equivalent period in the three months ended December 31, 1999 is the decrease in the proportion of average customer credit balances to average customer margin balances. This proportionate decrease in customer credit balances results in an increase in our securities lending activities, which are typically a more costly form of obtaining funds. The relative increase in average stock loan balances coupled with an increase in the related average borrowing rate has resulted in a decrease to the net interest spread in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999.

        The following table sets forth the increases in average customer margin balances, average customer money market fund balances, average customer credit balances and average stock loan balances for the three months indicated (dollars in millions):

	Three Months Ended December 31,		Percentage Change
	2000	1999
Average customer margin balances	$4,325	$2,890	50%
Average customer money market fund balances	$7,990	$5,278	51%
Average customer credit balances (margin & credit)	$1,358	$1,114	22%
Average stock loan balances (includes conduit)	$3,805	$2,515	51%

        Banking interest income increased 153% from the three months ended December 31, 1999 to the three months ended December 31, 2000. Increases in banking interest income reflect an increase in the average interest-earning banking asset balances, average interest yield, active banking accounts, net new banking accounts and total deposits in banking accounts. Average interest-earning banking assets increased 135% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The average yield on interest-earning banking assets increased to 7.83% in the three months ended December 31, 2000 from 7.27% in the three months ended December 31, 1999. Total deposits in banking accounts increased 116% from December 31, 1999 to December 31, 2000. Banking interest expense increased 177% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The increase in banking interest expense reflects an increase in the average interest-bearing banking liabilities coupled with an increase in the average cost of the borrowings. Average interest-bearing banking liabilities increased 144% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The average cost increased to 6.67% in the three months ended December 31, 2000 from 5.85% in the three months ended December 31, 1999. The decrease in the average net interest spread from 1.42% in the three months ended December 31, 1999 to 1.16% in the three months ended December 31, 2000 is primarily a result of the overall tightening of spread in the market place coupled with an increase in the costs of retail deposits.

        The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three months ended December 31, 2000 and 1999. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended December 31, 2000			Three Months Ended December 31, 1999
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 4,783,055	$ 94,622	7.92%	$2,337,629	$43,698	7.48%
Interest-bearing deposits	47,788	766	6.38%	45,524	581	5.06%
Mortgage-backed and related available- for-sale securities	5,159,007	100,278	7.77%	1,887,358	33,369	7.07%
Available-for-sale investment securities	489,575	9,376	7.75%	187,998	3,163	6.96%
Investment in FHLB stock	96,684	1,883	7.75%	37,837	740	7.75%
Trading securities	31,686	600	7.58%	23,823	467	7.84%

Total interest-earning banking assets	10,607,795	$207,525	7.83%	4,520,169	$82,018	7.27%

Non-interest-earning banking assets	200,004			166,762

Total banking assets	$10,807,799			$4,686,931

Interest-bearing banking liabilities:
Retail deposits	$ 4,971,208	$ 81,571	6.52%	$2,304,878	$33,379	5.74%
Brokered callable certificates of deposit	91,732	1,422	6.15%	79,180	1,305	6.54%
FHLB advances	1,881,571	32,438	6.74%	739,185	10,903	5.77%
Other borrowings	3,074,119	52,534	6.69%	990,692	15,099	5.96%

Total interest-bearing banking liabilities	10,018,630	$167,965	6.67%	4,113,935	$60,686	5.85%

Non-interest bearing banking liabilities	133,254			66,564

Total banking liabilities	10,151,884			4,180,499
Total banking shareowner’s equity	655,915			506,432

Total banking liabilities and shareowner’s equity	$10,807,799			$4,686,931

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$ 589,165	$ 39,560		$ 406,234	$21,332

Net interest spread			1.16%			1.42%

Net interest margin (net yield on interest- earning banking assets)			1.50%			1.90%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			105.88%			109.87%

Return on average total banking assets			0.19%*			0.10%*

Return on average net banking assets			3.19%*			0.95%*

Equity to total banking assets			6.07%			10.81%

*	Ratios calculated by excluding Employee Stock Ownership Plan and merger related costs of $0.2 million and $0.3 million in the three months ended December 31, 2000 and 1999.

    Global and Institutional

        Global and institutional revenues decreased 3% from the three months ended December 31, 1999 to the three months ended December 31, 2000. Global and institutional revenues are comprised primarily of revenues from TIR (Holdings) Limited’s (“TIR”) and VERSUS Technologies, Inc.’s (renamed E*TRADE Technologies Corporation effective January 2, 2001) (“ E*TRADE Technologies”) operations, as well as brokerage-related transaction revenue from our international subsidiaries. TIR’s global and institutional revenues decreased to $27.7 million for the three months ended December 31, 2000, down 16% from $33.1 million for the three months ended December 31, 1999. E*TRADE Technologies’ global and institutional revenues increased to $7.3 million for the three months ended December 31, 2000, up 46% from $5.0 million for the three months ended December 31, 1999. The overall decrease is primarily attributable to a slowdown in the institutional business, partially offset by the emerging on-line brokerage market in Canada and account and asset growth in our international subsidiaries, despite declines in local markets. For the three months ended December 31, 2000, approximately 60% of TIR’s transactions were from outside the U.S. and approximately 76% were from cross-border transactions.

    Other

        Other revenues increased 109% from the three months ended December 31, 1999 to the three months ended December 31, 2000. Other revenues increased primarily due to the acquisition of E*TRADE Access in May 2000, accounted for under the purchase method, and gains on the sale of banking-related securities. Other factors contributing to the growth in other revenues include the growth of Business Solutions Group revenue, mutual fund revenues, brokerage and banking-related fees for services, and the institution of a $15 maintenance fee for low-balance, inactive accounts which began in December 2000.

    Provision for loan losses

        The provision for loan losses recorded reflects increases in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio, as well as the level of charge-offs as a portion of our allowance for loan losses. The provision for loan losses increased 207% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The increase in the provision for loan losses primarily reflects the growth in and composition of our banking loan portfolio. As of December 31, 2000 and September 30, 2000, the total loan loss allowance was $12.5 million, or 0.25% of total loans outstanding and $10.9 million, or 0.26% of total loans outstanding, respectively. As of December 31, 2000, the unallocated loan loss allowance was $12.1 million, or 106% of total non-performing assets of $11.4 million. As of September 30, 2000, the unallocated loan loss allowance was $10.5 million, or 87% of total non-performing assets of $12.1 million.

    Operating Expenses

        The following table sets forth the components of cost of services and operating expenses and percentage change information for the three months ended December 31, 2000 and 1999 (dollars in thousands):

	Three Months Ended December 31,		Percentage Change
	2000	1999
Cost of services	$133,260	$115,254	16%

Cost of services as a percentage of net revenues	40%	42%
Operating expenses:

Selling and marketing	97,940	131,829	(26)%
Technology development	29,161	37,297	(22)%
General and administrative	57,901	43,405	33%
Amortization of goodwill and other intangibles	7,811	2,164	261%
Acquisition-related expenses	784	5,787	(86)%

Total operating expenses	$193,597	$220,482	(12)%

    Cost of Services

        Cost of services as a percentage of net revenues was 40% and 42% in the three months ended December 31, 2000 and 1999, respectively. The decrease in cost of services as a percentage of net revenues is primarily a result of leveraging our business model and gaining continued efficiencies throughout the three months ended December 31, 2000. Cost of services increased 16% from the three months ended December 31, 1999 to the three months ended December 31, 2000. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, Web site content costs, systems maintenance, communication expenses, depreciation expense and amortization expenses related to internally developed and purchased software. The increase in cost of services reflects the overall increase in customer transactions processed by our brokerage and banking subsidiaries and improvements made in customer service through the introduction of the eLearning platform and the launch of club E*TRADE, offset by savings resulting from the integration of 75% of customer support staff for our banking and brokerage businesses and improved average speed to answer customer calls to 30 seconds in the three months ended December 31, 2000 as compared with 98 seconds in the three months ended December 31, 1999.

    Selling and Marketing

        Selling and marketing decreased 26% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at building a more expanded, sophisticated brand identity, growing the customer base and market share, and sustaining customer retention rates. Selling and marketing expenditures also include selling efforts in support of our global and institutional segment and costs to sell products of our asset gathering segment. The decrease in selling and marketing expenses from the three months ended December 31, 1999 to the three months ended December 31, 2000 is primarily due to leveraging our flexible business model which allows us to focus marketing dollars where most efficient, as evidenced by our cost per new account, excluding selling costs, which remained fairly consistent at $302 and $300 in the three months ended December 31, 2000 and 1999, respectively. We were able to maintain our cost per new account because we diverted our marketing spend to cross-selling efforts to the bank, where growth remained strong.

    Technology Development

        Technology development decreased 22% from the three months ended December 31, 1999 to the three months ended December 31, 2000. The expense for technology development was incurred to enhance our existing product offerings, including maintenance of our Web site and development of our E*TRADE Insight technology prior to achievement of technological feasibility, reflecting our continuing commitment to invest in new products and technologies. Technology development costs in the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 have decreased, primarily due to an increase in capitalizeable development costs for certain internally developed software as well as a reduction in the use of outside consultants as we refocused our efforts on fewer, but more beneficial projects. Internally developed software is amortized to cost of services over three years once the software is implemented.

    General and Administrative

        General and administrative expenses increased 33% from the three months ended December 31, 1999 to the three months ended December 31, 2000. General and administrative expenses increased primarily as a result of personnel additions, the development of corporate functions resulting from our investment in infrastructure and the overall growth of the business, particularly as we expand our asset gathering and global and institutional segments.

    Amortization of Goodwill and Other Intangibles

        Amortization of goodwill and other intangibles was $7.8 million and $2.2 million in the three months ended December 31, 2000 and 1999, respectively. The significant increase in the amortization of goodwill and other intangibles primarily consists of the amortization of goodwill related to the purchase acquisitions of several of our foreign affiliates and E*TRADE Access Inc. (“E*TRADE Access”), which were acquired during fiscal 2000, and the acquisition of E*TRADE Germany AG, which was acquired during the three months ended December 31, 2000. Goodwill is amortized over 5 to 20 years. Other intangibles are not significant.

    Acquisition-Related Expenses

        Acquisition-related expenses were $0.8 million and $5.8 million for the three months ended December 31, 2000 and 1999, respectively, and primarily represent transaction costs associated with acquisitions accounted for as poolings of interests. Acquisition-related expenses in the three months ended December 31, 2000 primarily relate to transaction costs associated with the acquisition of E*TRADE Technologies and other acquisition related expenses. In the three months ended December 31, 1999, acquisition-related expenses were incurred primarily in connection with the acquisition of E*TRADE Financial Corporation (“ ETFC”).

    Non-Operating Income (Expenses)

        Corporate interest income was $7.1 million and $2.2 million in the three months ended December 31, 2000 and 1999, respectively. Corporate interest income primarily relates to interest income earned on corporate investment balances. The increase in corporate interest income was primarily due to the change in our corporate investment balances which increased from $103.9 million as of December 31, 1999 to $280.6 million as of December 31, 2000.

        Corporate interest expense was $11.2 million and $0 in the three months ended December 31, 2000 and 1999, respectively. Corporate interest expense in the three months ended December 31, 2000 primarily relates to interest expense resulting from the issuance of $650 million in convertible subordinated notes during the three months ended March 31, 2000. In the three months ended December 31, 1999, corporate interest expense was not significant.

        Realized gains on sale of investments was $3.6 million and $31.3 million in the three months ended December 31, 2000 and 1999, respectively. In the three months ended December 31, 2000, we realized gains on our seed investment in the E*TRADE E-Commerce Index Fund. In the three months ended December 31, 1999, we liquidated a portion of our investment portfolio, recognizing realized gains as a result of the sale of publicly-traded equity securities. The Company has investments in other non-public entities, several of which have subsequently gone public. These investments have been classified as available-for-sale under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Equity in losses of investments was $0.1 million and $3.9 million in the three months ended December 31, 2000 and 1999, respectively, which resulted from our minority ownership in investments that are accounted for under the equity method. These investments primarily include E*TRADE Japan KK and Wit Soundview Group, Inc. We expect that these companies will continue to invest in the development of their products and services and may incur operating losses which will result in future charges to reflect our proportionate share of those losses.

        In the three months ended December 31, 2000 and 1999, we recorded unrealized gains (losses) on venture funds of $(6.2) million and $25.5 million, respectively, primarily due to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund, L.P. and E*TRADE eCommerce Fund II, L.P. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of the non-public investments.

        In the three months ended December 31, 2000, we recorded a $4.7 million pre-tax gain related to the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (see Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q). The gain represents a $6.2 million gain on the valuation of warrants offset by $1.5 million in losses representing the ineffective portions of changes in the fair value of cash flow and fair value hedges. We also recorded a charge of $83,000, net of tax, for the cumulative effect of a change in accounting principle following the adoption of SFAS No. 133. We will continue to record adjustments to the fair value of financial derivatives as a result of SFAS No. 133.

        In the three months ended December 31, 2000, other non-operating expense of $1.6 million was recorded as a result of losses on foreign exchange for assets and liabilities held on our balance sheet which are denominated in foreign currencies. These assets and liabilities have resulted primarily from the sale of E*TRADE @ NetBourse S.A. and the acquisition of E*TRADE Germany AG. In the three months ended December 31, 1999, other non-operating income was not material.

    Income Tax Benefit

        Income tax expense (benefit) represents the expense (benefit) for federal and state income taxes at an effective tax rate of 59.0% and (9.3)% for the three months ended December 31, 2000 and 1999, respectively. The rate for the three months ended December 31, 2000 reflects an increase in tax for the amortization of goodwill and differences between our statutory and foreign effective tax rate, and a decrease in federal and state taxes due to the research and development income tax credit. The rate for the three months ended December 31, 1999 reflects the tax impact of non-deductible acquisition-related expenses and amortization of goodwill arising from acquisitions.

    Minority Interest in Subsidiaries

        Minority interest in subsidiaries was $(0.1) million and $0.5 million in the three months ended December 31, 2000 and 1999, respectively. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated manditorily redeemable capital securities and which hold junior subordinated debentures of the Company. Also included in minority interest in subsidiaries for the three months ended December 31, 2000 is the net loss attributed to a minority interest in one of our international affiliates.

Liquidity and Capital Resources

        We have financing facilities totaling $400 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities. There were no borrowings outstanding under these lines on December 31, 2000. We have a short term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which $21.9 million was outstanding as of December 31, 2000. We also have two term loans collateralized by equipment owned by us, of which $18.0 million was outstanding as of December 31, 2000. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

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

        We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, we may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 2. Risk factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

        If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and operating results. See “Item 2. Risk factors—We could lose customers and have difficulty attracting new customers if we are unable to quickly introduce new products and services that satisfy changing customer needs.”

        Cash provided by operating activities, net of effects from acquisitions was $40.9 million for the three months ended December 31, 2000. Cash provided by operating activities resulted primarily from depreciation, amortization and discount accretion of $25.0 million and an increase in brokerage-related liabilities in excess of assets, net of effects from acquisitions of $77.3 million, primarily offset by an increase in other assets of $61.7 million. Cash used in operating activities, net of effects from acquisitions and net of the effects of realized gains on the sale of available-for-sale securities of $31.3 million, was $75.4 million for the three months ended December 31, 1999. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects from acquisitions, of $102.3 million, an increase in other assets of $45.1 million, offset by an increase in accounts payable, accrued and other liabilities of $88.6 million.

        Cash used in investing activities was $2,116.8 million and $910.3 million for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000 and 1999, cash used in investing activities resulted primarily from an excess of purchases of investments over the net sale/maturity of investments, an increase in loans receivable and purchases of property and equipment. Further, in the three months ended December 31, 2000, the Company’s cash used in investing activities was partially offset by $63.0 million in cash proceeds received upon the sale of its ownership interest in E*TRADE @ Net Bourse S.A. (see Note 3 of the Notes to Condensed Consolidated Financial Statements).

        Cash provided by financing activities was $2,112.9 million and $1,154.2 million for the three months ended December 31, 2000 and 1999, respectively. For the three months ended December 31, 2000 and 1999, cash provided by financing activities primarily resulted from an increase in banking deposits, net advances from the FHLB and increases in securities sold under agreements to repurchase. Cash provided by financing activities for the three months ended December 31, 2000 and 1999 was partially offset by payments on advances from the FHLB. Further, in the three months ended December 31, 2000 the Company loaned $30.5 million to related parties (see Note 6 of the Notes to Condensed Consolidated Financial Statements).

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge’s change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge’s change in fair value is immediately recognized in income. We adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of SFAS No. 133 resulted in a charge of $83,000, net of tax, from a cumulative effect of a change in accounting principle, and a $6.2 million decrease, net of tax, in shareowners’ equity in our consolidated financial statements for the three months ended December 31, 2000.

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

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

Our business will suffer if we cannot effectively compete

        The market for financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from financial institutions, brokerage firms, banks, mutual fund companies, Internet portals and other organizations. These competitors include, among others:

•	American Express;

•	America Online, Inc.;

•	Ameritrade, Inc.;

•	Bank of America;

•	Charles Schwab & Co., Inc.;

•	CSFBdirect (formerly DLJ direct);

•	J.P. Morgan Chase;

•	Citigroup, Inc.;

•	Datek Online Holdings Corporation;

•	Fidelity Investments;

•	FleetBoston Financial;

•	Intuit Inc.;

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated;

•	Microsoft Money;

•	Morgan Stanley Dean Witter;

•	National Discount Brokers (which is owned by Deutsche Bank);

•	Net.B@nk, Inc.;

•	PaineWebber Group, Inc. (which is owned by UBS AG);

•	Salomon Smith Barney, Inc. (which is owned by Citigroup);

•	TD Waterhouse Securities, Inc.;

•	Wells Fargo & Company;

•	WingspanBank.com;

•	Yahoo! Inc.

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

Our inability to retain key customers could reduce our profitability

        A significant portion of our transaction revenues is derived from sales to our Power E*TRADE customers. Market conditions over which we have no control could significantly reduce the transaction volume generated by our Power E*TRADE customers and result in a material adverse impact to our operating results.

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

•	undetected errors in software programs or computer systems;

•	our inability to effectively resolve any error in our internal software programs or computer systems once they are detected; or

•	heavy stress placed on systems in the transaction process during certain peak trading times.

        If our systems or any other systems in the transaction process slow down or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial customer losses and possibly subject us to claims for such losses or to litigation claiming fraud or negligence. The NASDR defines a “system failure” as (i) a shutdown of the Company’s mission critical systems (defined as those necessary for the acceptance and execution of online securities orders) which causes the customer’s use of such systems to equal or exceed system capacity during regular market hours or (ii) a shutdown of any system application necessary for the acceptance and execution of online securities orders for a period of 15 continuous minutes that affects 25% or more of the customers on the system from effecting securities transactions during regular market hours. We have experienced such systems failures and degradation in the past. System failures and degradations could occur with respect to U.S. markets or foreign markets where we must implement new transaction processing infrastructures. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures.

Our ability to process securities transaction orders during systems failures or degradation depends on our having a sufficient number of qualified customer service personne l

        To date, during our systems failures, we were able to take orders by telephone; however, with respect to our brokerage transactions, only associates with securities brokers’ licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure, and we may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. Our inability to process customer orders by the telephone during systems failures or degradation could result in customer losses, harm to our reputation, loss of existing customers, difficulty attracting new customers and customer litigation.

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

As a significant portion of our revenues come from online investing services, any downturn in the securities industry could significantly harm our business

        A significant portion of our revenues in recent years has been from online investing services, and we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and a downturn in these markets could adversely affect our operating results. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989. The U.S. securities markets have recently been more volatile than usual, and prices have moved mostly downward since March 2000. Consequently, transaction volume has decreased industry-wide and many broker-dealers, including E*TRADE, have been adversely affected. When transaction volume is low, our operating results may be adversely affected because overhead remains relatively fixed. Severe market fluctuations in the future could have a material adverse effect on our business, financial condition and operating results. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “ Item 2. Risk Factors- Our business will suffer if we cannot effectively compete.”

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

Changes in interest rates may reduce the Bank’s profitability

        The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates (and the yield curve) could reduce the value of the Bank’s financial assets and thereby reduce net interest income. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.

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

•	effectively using new technologies;

•	adapting our services and products to meet emerging industry standards;

•	developing, introducing and marketing service and product enhancements; or

•	developing, introducing and marketing new services and products.

        Additionally, these new services and products, if they are developed, may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business, financial condition and operating results could be materially adversely affected.

We could be subject to litigation and our reputation may be harmed if our Business Solutions Group products fail or produce inaccurate results

        BSG provides products and services to assist companies to work effectively with their own professional legal, accounting and tax advisors to comply with the laws, regulations, and rules pertaining to equity compensation. While BSG has taken reasonable precautions to protect itself from liability exposure, product design limitations and/or potential human error while providing services which, by their nature, are highly technical and intricate, these issues could result in significant accounting and tax reporting inaccuracies, which could subject BSG to customer litigation and damage our reputation.

Our results of operations depend heavily upon the growing acceptance of the Internet as a commercial marketplace for financial services

        Because the electronic provision of financial services is currently the most significant part of our business, sales of most of our services and products will depend on consumers continuing to adopt the Internet as a method of doing business and, in particular, as a method of obtaining financial services. Several factors could adversely affect the acceptance and growth of online commerce. For example, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by growing usage. In addition, the Internet could be adversely affected by the slow development or adoption of standards and protocols to handle increased Internet activity or by increased governmental regulation. Moreover, critical Internet issues including security, reliability, cost, ease of use, accessibility and quality of service remain unresolved, which could negatively affect the growth of Internet use or commerce on the Internet.

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

        In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	the level of investor interest in cross-border trading;

•	authentication of online customers;

•	increased regulation of the use of customer data;

•	political instability;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights in some countries;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the level of adoption of the Internet in international markets; and

•	potentially adverse tax consequences.

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

        We recently acquired ETFC, TIR, E*TRADE Access, Electronic Investing Corporation, PrivateAccounts Inc., E*TRADE Technologies and several of our international affiliates. On February 1, 2001, we acquired LoansDirect, Inc. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

•	difficulties in the assimilation of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	amortization of acquired intangible assets, with the effect of reducing our reported earnings; and

•	potential loss of key associates of acquired companies.

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

Lack of capital for future acquisitions and pending legislation could impact the future profitability of E*TRADE Access

        On May 5, 2000, we completed our acquisition of E*TRADE Access. A significant portion of E*TRADE Access’ future growth will depend on its ability to raise capital to fund acquisitions. A lack of capital for additional acquisitions may limit the ability of the E*TRADE Access network of ATMs to grow, which may limit future revenue and earnings. In addition, federal and state legislation to regulate network and bank ATM transaction fees may be enacted in the future. Legislation reducing the fees that may be charged by ATM owners or operators could seriously impact the profitability of our ATM network.

Our business depends on our ability to protect our intellectual property

        Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and certain other countries, and have certain other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “ E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” could have a material adverse effect on our business, financial condition and operating results. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

•	enforce our intellectual property rights;

•	protect our trade secrets;

•	determine the validity and scope of the proprietary rights of others; or

•	defend against claims of infringement or invalidity.

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

•	sales methods;

•	trading practices among broker-dealers;

•	execution of customers’ orders;

•	use and safekeeping of customers’ funds and securities;

•	capital structure;

•	record keeping;

•	advertising;

•	conduct of directors, officers and employees; and

•	supervision.

        Because we are a self-clearing broker-dealer, we have to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending, and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system.

        Similarly, E*TRADE and ETFC, as savings and loan holding companies, and the Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and, in the case of the Bank, the Federal Deposit Insurance Corporation (“FDIC”). Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

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

        The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of December 31, 2000 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities, Inc.	$67,398	$419,730	$352,332
E*TRADE Institutional Securities, Inc.	$ 250	$ 2,236	$ 1,986
E*TRADE Investor Select, Inc.	$ 5	$ 233	$ 228
Marquette Securities, Inc.	$ 250	$ 486	$ 236
E*TRADE Capital Markets, Inc.	$ 151	$ 12,708	$ 12,557
E*TRADE Canada Securities Corporation	$ 67	$ 149	$ 82

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

        The table below summarizes the capital adequacy requirements for the Bank as of December 31, 2000 (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Core Capital (to adjusted tangible assets)	$616,261	5.4%	>$566,614	> 5.0%
Tier 1 Capital (to risk weighted assets)	$616,261	13.5%	>$273,409	> 6.0%
Total Capital (to risk weighted assets)	$628,728	13.8%	>$455,681	> 10.0%

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

        We have initiated an aggressive marketing campaign designed to bring brand name recognition to E*TRADE and the Bank. All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. We are currently the subject of a formal NASDR investigation and an informal SEC inquiry into our advertising practices. The NASDR can impose certain penalties for violations of its advertising regulations, including:

•	censures or fines;

•	suspension of all advertising;

•	the issuance of cease-and-desist orders; or

•	the suspension or expulsion of a broker-dealer or any of its officers or employees.

If we were to solicit orders from our customers or make investment recommendations, we would become subject to additional regulations that could be burdensome and subject us to fines and other penalties

        We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. Compliance with these regulations could be burdensome, and, if we fail to comply, we could be subject to fines and other penalties. We have recently entered into a joint venture, eAdvisor, with Ernst & Young LLP that will provide financial advice for online investors.

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

        In addition, several recent reports have focused attention on the online brokerage industry. For example, the New York Attorney General investigated the online brokerage industry and issued a report in November 1999, citing consumer complaints about delays and technical difficulties in companies conducting online stock trading. SEC Commissioner Laura Unger also issued a report in November 1999 on issues raised by online brokerage, including suitability and marketing issues. Most recently, the United States General Accounting Office issued a report citing a need for better investor protection information on brokers’ Web sites and, on January 25, 2001, the SEC issued a report summarizing its findings and recommendations following an examination of Broker-Dealers offering online trading.

        Increased attention focused upon these issues could adversely affect the growth of the online financial services industry, which could, in turn, decrease the demand for our services or could otherwise have a material adverse effect on our business, financial condition and operating results.

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

        Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we are required to file periodic reports with the OTS, and are subject to examination by the OTS. These obligations may be burdensome to comply with. Under financial modernization legislation recently enacted into law, our activities are restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

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

Loss or reductions in revenue from order flow rebates could harm our business

        Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. Order flow revenue as a percentage of gross revenue has decreased over the past three years. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results.

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

RISKS RELATING TO OWNING OUR STOCK

Our historical quarterly results have fluctuated and do not reliably indicate future operating results

        We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

•	fluctuations in the fair market value of our equity investments in other companies, including through existing or future private investment funds managed by us;

•	fluctuations in interest rates, which will impact our investment and loan portfolios;

•	changes in trading volume in securities markets;

•	the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships;

•	changes in key personnel;

•	seasonal trends;

•	customer acquisition costs, which may be affected by competitive conditions in the marketplace;

•	the timing of introductions or enhancements to online financial services and products by us or our competitors;

•	market acceptance of online financial services and products;

•	domestic and international regulation of the brokerage, banking and Internet industries;

•	accounting for derivative instruments and hedging activities;

•	changes in domestic or international tax rates;

•	changes in pricing policies by us or our competitors;

•	fluctuation in foreign exchange rates; and

•	changes in the level of operating expenses to support projected growth.

        We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

We have incurred losses and we cannot assure you that we will achieve profitability

        We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We incurred net losses of $402,000 in fiscal 1998 and $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be sustained.

The market price of our common stock, like other technology stocks, may be highly volatile which could cause litigation against us and shareowner losses

        The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

•	quarterly variations in operating results;

•	volatility in the stock market;

•	volatility in the general economy;

•	changes in interest rates;

•	announcements of acquisitions, technological innovations or new software, services or products by us or our competitors; and

•	changes in financial estimates and recommendations by securities analysts.

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

    Interest Rate Sensitivity

        During the quarter ended December 31, 2000, we had a variable rate bank line of credit and two variable rate term loans. As of December 31, 2000, we had $21.9 million outstanding under this line of credit and $18.0 million outstanding under these term loans. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at December 31, 2000, the interest payments would increase by an immaterial amount.

    Foreign Currency Exchange Risk

        A portion of our operations consist of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound, the Canadian dollar and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar, and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds, and as such, benefit from a weaker dollar, and are adversely affected by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

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

    Equity Price Risk

        We have investments in publicly-traded equity securities which, in conjunction with cash provided from operations and financing arrangements, are utilized to meet forecasted liquidity needs. The fair value of these securities at December 31, 2000 was $139.1 million. As a result of significant market volatility during the quarter ended December 31, 2000, the fair value of our equity portfolio was subjected to significant fluctuations. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners’ equity, and not reflected in the determination of operating results until the securities are sold. Depreciation in the market value of our portfolio impacts our financing strategies which could result in higher interest expense if alternative financing strategies are used. At December 31, 2000, unrealized gains on these securities were $72.0 million.

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

Banking Operations

        We manage our banking related interest rate risk through the use of derivatives such as interest rate cap, swap and floor agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. We have experienced no material changes in market risk pertaining to our banking operations during the quarter ended December 31, 2000.

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

        The following assumptions were used to prepare our gap table at December 31, 2000. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that fully indexed, adjustable-rate, residential mortgage loans and mortgage-backed securities prepay at an annual rate between 15% and 20%, based on estimated future prepayment rates for comparable market benchmark securities and E*TRADE Bank’s prepayment history. The table also assumes that fixed-rate, current-coupon residential loans and mortgage-backed securities prepay at an annual rate of between 8% and 12%. The above assumptions were adjusted up or down on a pool-by-pool basis to model the effects of product type, coupon rate, rate adjustment frequency, lifetime cap, net coupon reset margin and periodic rate caps upon prevailing annual prepayment rates. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

        The following table sets forth our gap at December 31, 2000 (dollars in thousands):

	Balance at December 31, 2000	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years
Interest-earning banking assets:
Loans receivable, net	$ 5,039,602	45.74%	$ 206,421	$ 940,031	$2,961,730	$ 931,420
Mortgage-backed securities, available-for-sale and trading	5,230,794	47.48	274,690	1,370,906	2,490,818	1,094,380
Investment securities, available- for-sale and FHLB stock	695,491	6.31	185,212	141,565	158,903	209,811
Federal funds sold and interest bearing deposits	51,632	0.47	—	10,326	41,306	—

Total interest-earning banking assets	11,017,519	100.00%	$ 666,323	$2,462,828	$5,652,757	$2,235,611

Non-interest-earning banking assets	273,401

Total banking assets	$11,290,920

Interest-bearing banking liabilities:
Savings deposits	$ 684,229	6.59%	$ —	$ —	$ 684,229	$ —
Time deposits	5,065,980	48.81	116,787	3,534,193	1,332,482	82,518
FHLB advances	1,737,000	16.73	1,337,000	—	350,000	50,000
Other borrowings	2,892,353	27.87	2,892,353	—	—	—

Total interest-bearing banking liabilities	10,379,562	100.00%	$4,346,140	$3,534,193	$2,366,711	$ 132,518

Non-interest-bearing banking liabilities	261,792

Total banking liabilities	$10,641,354

Periodic gap			$(3,679,817)	$(1,071,365)	$3,286,046	$2,103,093

Cumulative gap			$(3,679,817)	$(4,751,182)	$(1,465,136)	$ 637,957

Cumulative gap to total assets			(32.6)%	(42.1)%	(13.0)%	5.7%
Cumulative gap to total assets hedge affected			(1.1)%	(4.0)%	(11.2)%	5.7%
As of September 30, 2000:
Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

        As of December 31, 2000, the Bank’s cumulative one-year gap and five-year gap of negative 4% and negative 11.2%, respectively have increased from negative 12.8% and 21.5%, respectively as of September 30, 2000. The lower exposure to interest rates is the result of additional hedging activity and the shortening of duration of the mortgage assets as a result of lower interest rates and faster prepayment assumptions.

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

        On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The Hoang complaint seeks unspecified damages and injunctive relief arising out of, among other things, plaintiff’s alleged problems accessing her account and placing orders. Plaintiff alleges causes of action for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence/intentional tort. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. By a Journal Entry and Opinion, dated March 16, 2000, the Court of Appeals reversed the Court of Common Pleas’ decision and remanded this case to the Court of Common Pleas on the grounds that the Court of Common Pleas’ resolution of our motion to compel arbitration could not be determined until it first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint and Motion for Class Certification. On November 3, 2000, we filed a motion to dismiss plaintiff’s amended complaint. At this time, we are unable to predict the ultimate outcome of this proceeding.

        On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The Wurtman complaint seeks unspecified damages and injunctive relief arising out of, among other things, plaintiff’s alleged problems accessing her account and placing orders. The complaint also makes allegations regarding access problems relating to our customers residing or traveling outside of the United States. Plaintiff brings causes of action for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. On September 23, 1999, the Superior Court denied our motion to compel arbitration. We filed an appeal in October 1999. On October 25, 2000, the Court of Appeal sustained the trial court’s previous order denying our motion to compel arbitration. At this time, we are unable to predict the ultimate outcome of this proceeding.

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

        From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving both securities related and non-securities related matters. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations. We are also subject to periodic regulatory audits and inspections.

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

Item 2.    Changes in Securities and Use of Proceeds

        On October 25, 2001, the Company authorized the issuance of an aggregate of 353,114 shares of unregistered common stock in connection with the cashless exercises of certain warrants to purchase shares of common stock, the obligations under which were assumed in connection with the Company’s acquisition of Telebanc Financial Corporation, now E*TRADE Financial Corporation. No underwriters were involved, and there were no underwriting discounts or commissions. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that warrants were sold by the original issuer in a sale not involving a public offering.

        On October 31, 2000, the Company entered into an agreement whereby the Company issued 618,057 shares of its common stock in connection with the acquisition of PrivateAccounts, Inc. (“PAI”). In addition, if PAI achieves certain operating milestones, its shareowners will be eligible to be issued up to an additional $9,000,000 worth of Company common stock and up to an additional $22,000,000 worth of Company common stock and, if necessary, cash consideration, as incentive consideration if certain asset targets are exceeded. The consideration for such issuance consisted of all the issued and outstanding capital stock of PAI. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a sale not involving a public offering. On December 5, 2000, the Company registered for resale on Form S-3 618,057 shares issued to the former security holders of PAI.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        The annual meeting of shareowners was held on December 21, 2000. Ronald D. Fisher, William E. Ford and George Hayter were elected as directors, as tabulated below:

Election of Directors	For	Withhold
Ronald D. Fisher	249,604,186	5,283,003
William E. Ford	248,787,892	6,099,297
George Hayter	248,415,039	6,472,150

        In addition, Christos M. Cotsakos, Peter Chernin, David C. Hayden, William A. Porter, Lewis E. Randall and Lester C. Thurow will continue as directors.

        The proposal to approve an amendment to the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) to increase the shares reserved for issuance under the 1996 Plan by 14,923,512 shares, was approved, as tabulated below.

	For	Against	Abstain	Broker Non- Votes	Total
Votes	125,238,528	41,752,302	570,673	87,325,686	254,887,189

        The proposal to approve an amendment to the Company’s 1996 Plan to automatically increase the shares reserved for issuance under the 1996 Plan in each of the four years beginning in 2002 by five percent (5%) of the number of shares of Common Stock outstanding on the last trading day of December of the immediately preceding year was approved as tabulated below.

	For	Against	Abstain	BrokerNon- Votes	Total
Votes	123,640,113	43,382,622	538,768	87,325,686	254,887,189

        The proposal to approve an amendment to the Company’s 1996 Plan to increase the annual maximum number of shares allowed to be granted to any one participant from 2,000,000 shares to 6,000,000 shares was approved as tabulated below.

	For	Against	Abstain	Total
Votes	209,160,568	45,150,203	576,418	254,887,189

        The proposal to approve a performance-based bonus plan was approved, as tabulated below.

	For	Against	Abstain	Total
Votes	241,585,705	12,289,735	1,011,749	254,887,189

        The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2001 was approved, as tabulated below.

	For	Against	Abstain	Total
Votes	252,633,955	1,759,749	493,485	254,887,189

Item 5.    Other Information

        On October 25, 2000, the Board of Directors of the Company unanimously approved a resolution delegating to the Company’s Chief Executive Officer the unilateral authority to determine if and/or when the Company’s fiscal year was to change from September 30. On January 22, 2001, the Company’s Chief Executive Officer determined that it was in the best interest of the Company and its shareowners to change the fiscal year end from September 30 to December 31. Such change in the Company’s fiscal year is effective commencing with the fiscal year beginning January 1, 2001. As a result in the change of fiscal year, the Company has determined to hold its next annual meeting of shareowners on approximately May 23, 2002. Shareowner proposals may be submitted for inclusion in the Company’s next proxy statement but must be received by the Company no later than December 23, 2001. The proposal must be mailed to the Company’s principal executive offices, 4500 Bohannon Drive, Menlo Park, California 94025, Attention: Theodore J. Theophilos, Corporate Secretary. Such proposals may be included in the next proxy statement for the annual meeting if they comply with certain rules and regulations promulgated by the Securities and Exchange Commission. Under the terms of the Company’s Bylaws, shareowners who intend to present an item of business at the next annual meeting of shareowners (other than a proposal submitted for inclusion in the Company’s proxy materials) must provide notice of such business to the Corporate Secretary no earlier than November 23, 2001 and no later than December 23, 2001, as set forth more fully in such Bylaws.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
*10.1	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000

*10.2	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000

*10.3	Form of Note Secured by a Deed of Trust dated November 30, 2000, by and between the Company and Christos M. Cotsakos and Hannah B. Cotsakos

*10.4	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 30, 2000 by and between the Company and William A. Porter

*10.5	Supplemental Executive Retirement Plan dated January 1, 2001

*10.6	Form of Note and Loan Agreement dated December 1, 2000 by and between the Company and Brigitte VanBaelen.

*	Filed herewith.

(b)  Reports on Form 8-K

        On January 19, 2001, the Company filed a Current Report on Form 8-K to report a change in the independent accountants for E*TRADE Financial Corporation, a wholly owned subsidiary of the Company. On January 16, 2001, the Company formally engaged Deloitte & Touche LLP to replace Arthur Andersen as the independent accountants of E*TRADE Financial Corporation.

        On January 23, 2001, by filing a Form 8-K/A, the Company amended the Current Report on Form 8-K as previously filed on January 19, 2001. The Form 8-K/A amends Item 7 to attach a response letter from Arthur Andersen on the change in independent accountants.

        On January 25, 2001, the Company filed a Current Report on Form 8-K to report a change in the Company’s fiscal year end. On October 25, 2000, the Board of Directors of the Company unanimously approved a resolution delegating to the Company’s Chief Executive Officer the unilateral authority to determine if and/or when the Company’s fiscal year end was to change from September 30. On January 22, 2001, the Chief Executive Officer of the Company decided to change the Company’s fiscal year end from September 30 to December 31.

        On February 9, 2001, by filing a Form 8-K/A (Amendment No. 2), the Company amended the Current Report on Form 8-K as previously filed on January 19, 2001 and as amended by Form 8-K/A filed on January 23, 2001. The Form 8-K/A (Amendment No. 2) amends items 4 and 7 to supplement the information provided in those items.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E*TRADE Group, Inc.
(Registrant)

Dated: February 14, 2001

/s/ CHRISTOS M. COTSAKOS
By:
Christos M. Cotsakos
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ LEONARD C. PURKIS
By:
Leonard C. Purkis
Chief Financial Officer
(Principal Financial and Accounting Officer)