Form 10-Q
period 2001-03-31
E TRADE GROUP INC
filed 2001-05-15
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

        As of May 10, 2001, there were 319,290,700 shares of common stock and 2,815,253 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2001

Part II—Other Information

        The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

        References to E*TRADE, Company, “we”, “us” and “our” in this Form 10-Q refer to E*TRADE Group, Inc. and its subsidiaries unless the context requires otherwise.

        E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE, and TELE*MASTER are registered service marks or trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts )
(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenues:
Transaction revenues	$ 131,362	$ 254,596
Interest income	317,430	243,582
Global and institutional	36,841	49,676
Other	64,492	16,711

Gross revenues	550,125	564,565
Interest expense	(219,101)	(146,609)
Provision for loan losses	(1,443)	(1,256)

Net revenues	329,581	416,700

Cost of services	142,435	135,579

Operating expenses:
Selling and marketing	93,698	180,605
Technology development	22,281	43,335
General and administrative	60,242	52,551
Amortization of goodwill and other intangibles	7,999	5,297
Acquisition-related expenses	—	24,599

Total operating expenses	184,220	306,387

Total cost of services and operating expenses	326,655	441,966

Operating income (loss)	2,926	(25,266)

Non-operating income (expense):
Corporate interest income	5,778	3,620
Corporate interest expense	(11,228)	(7,128)
Gain (loss) on sale of investments	(2,531)	10,915
Equity in losses of investments	(3,341)	(736)
Unrealized loss on venture funds	(11,611)	(14,628)
Fair value adjustments of financial derivatives	334	—
Other	(700)	(753)

Total non-operating expense	(23,299)	(8,710)

Pre-tax loss	(20,373)	(33,976)
Income tax benefit	(13,242)	(8,918)
Minority interest in subsidiaries	35	408

Loss before extraordinary loss on early extinguishment of debt, net of tax (See Note 12)	(7,166)	(25,466)
Extraordinary loss on early extinguishment of debt, net of tax	(2,037)	—

Net loss	$ (9,203)	$ (25,466)

Loss per share before extraordinary loss on early extinguishment of debt:
Basic	$ (0.02)	$ (0.09)

Diluted	$ (0.02)	$ (0.09)

Net loss per share:
Basic	$ (0.03)	$ (0.09)

Diluted	$ (0.03)	$ (0.09)

Shares used in computation of per share data (See Note 11):
Basic	317,242	298,026
Diluted	317,242	298,026

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2001	September 30, 2000
	(unaudited)
ASSETS

Cash and equivalents	$ 156,094	$ 175,443
Cash and investments required to be segregated under Federal or other regulations	134,368	125,862
Brokerage receivables—net	4,562,003	6,542,508
Mortgage-backed securities	3,970,223	4,188,553
Loans receivable—net of allowance for loan losses of $13,821 at March 31, 2001 and $10,930 at September 30, 2000	6,345,377	4,172,754
Investments	1,722,330	985,218
Property and equipment—net	425,587	334,262
Goodwill and other intangibles	456,813	484,166
Other assets	642,740	308,671

Total assets	$18,415,535	$17,317,437

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities:
Brokerage payables	$ 4,273,285	$ 6,055,530
Banking deposits	6,862,630	4,721,801
Borrowings by bank subsidiary	4,033,426	3,531,000
Convertible subordinated notes	650,000	650,000
Accounts payable, accrued and other liabilities	842,339	471,626

Total liabilities	16,661,680	15,429,957

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of the Company (redemption value $32,400)	30,763	30,647

Commitments and contingencies
Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at March 31, 2001 and September 30, 2000	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 3,293,840 at March 31, 2001 and 5,619,543 at September 30, 2000	33	56
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 318,908,996 at March 31, 2001 and 304,504,764 at September 30, 2000	3,189	3,045
Additional paid-in capital	1,907,837	1,814,581
Unearned Employee Stock Ownership Plan shares	(1,286)	(1,560)
Shareowners’ notes receivable	(19,640)	(19,103)
Deferred stock compensation	(13,088)	—
Accumulated deficit	(14,758)	(6,908)
Accumulated other comprehensive income (loss)	(139,195)	66,722

Total shareowners’ equity	1,723,092	1,856,833

Total liabilities and shareowners’ equity	$18,415,535	$17,317,437

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Net cash used in operating activities	$ (92,546)	$ (142,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities, and other investments, net of securities received in business acquisitions	(6,709,043)	(3,173,463)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for- sale securities, and other investments	7,229,679	2,114,438
Net increase in loans receivable, net of loans received in business acquisitions	(928,813)	(631,803)
Increase (decrease) in restricted deposits	45	(14,886)
Purchases of property and equipment, net of property and equipment received in business acquisitions	(62,715)	(47,911)
Other	1,460	943

Net cash used in investing activities	(469,387)	(1,752,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	1,112,421	578,728
Advances from the Federal Home Loan Bank of Atlanta	1,489,000	1,173,000
Payments on advances from the Federal Home Loan Bank of Atlanta	(2,039,000)	(668,000)
Net increase (decrease) in securities sold under agreements to repurchase	(45,927)	305,931
Net proceeds from convertible subordinated notes	—	631,312
Repayments on loans to related parties, net of loans issued	2,899	—
Proceeds from issuance of common stock from associate stock transactions	10,806	21,238
Proceeds from bank loans and lines of credit, net of transaction costs	2,172	75,000
Payments on bank loans and lines of credit	(23,626)	(150,589)
Repayment of capital lease obligations	(3,182)	(2,037)
Other	34	1,134

Net cash provided by financing activities	505,597	1,965,717

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(56,336)	70,805
CASH AND EQUIVALENTS—Beginning of period	212,430	326,227

CASH AND EQUIVALENTS—End of period	$ 156,094	$ 397,032

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$ (73,614)	$ (139,844)

Tax benefit on exercise of stock options	$ 3,029	$ 3,385

Tax effect of gain on available-for-sale securities	$ (2,863)	$ —

Transfer of loans to REO	$ (480)	$ —

Assets acquired under capital lease obligations	$ 1,339	$ —

Change in financial derivatives recorded at fair market value	$ (83,495)	$ —

Deferred stock compensation	$ 14,510	$ —

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$ 52,008	$ —
Cash paid, less acquired (including acquisition costs)	1,521	—
Liabilities assumed	10	—
Reduction in payable for purchase of international subsidiary	(12,341)	—
Carrying value of joint-venture investment	1,258	—

Fair value of assets acquired (including goodwill of $38,452 and $0)	$ 42,456	$ —

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc., referred to in this Form 10-Q as the Parent, a financial services holding company, and its subsidiaries, collectively referred to in this Form 10-Q as the Company or E*TRADE, including but not limited to E*TRADE Securities, Incorporated, referred to in this Form 10-Q as E*TRADE Securities, a securities broker-dealer, TIR (Holdings) Limited, referred to in this Form 10-Q as TIR, a provider of global securities brokerage and other related services to institutional clients, and E*TRADE Financial Corporation, referred to in this Form 10-Q as ETFC, a provider of financial services whose primary business is conducted by E*TRADE Bank, referred to in this Form 10-Q as the Bank, a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, to customers nationwide.

        On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31.

        The unaudited condensed consolidated financial statements of the Company include the accounts of the Parent and its majority owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Affiliates in which there is at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method; those in which there is a less than 20% ownership are generally carried at cost.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC, and, in the opinion of management, reflects adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

        Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    BUSINESS COMBINATIONS

        On February 1, 2001, the Company acquired LoansDirect, Inc., referred to in this Form 10-Q as LoansDirect, an online mortgage originator for an aggregate purchase price of approximately $36.0 million, comprised of approximately 3.0 million shares of the Company’s common stock valued at $33.0 million, the assumption of vested employee stock options of approximately $1.5 million, and acquisition costs of approximately $1.5 million. Through the acquisition of LoansDirect, the Company expects to make strategic inroads into the consumer lending market, advancing its diversified online financial services model. The acquisition was accounted for using the purchase method of accounting and the results of LoansDirect’s operations have been combined with those of the Company since the date of acquisition. The purchase price exceeded the fair value of the assets acquired by approximately $32.0 million, which was recorded as goodwill to be amortized over 15 years. The purchase price allocation at March 31, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for LoansDirect were not material.

        In October 2000, the Company completed the acquisition of PrivateAccounts, Inc., renamed E*TRADE Advisory Services, Inc. on March 26, 2001, and referred to in this Form 10-Q as E*TRADE Advisory Services, a Minneapolis-based developer of online separately managed accounts. The Company issued 618,057 shares of common stock valued at approximately $8.7 million in exchange for 100% of the outstanding shares of E*TRADE Advisory Services. The Company also issued an equal number of shares to be held in escrow until the completion of product and asset target milestones, whereby the Company would be required to issue up to an additional $31.0 million of the Company’s common stock and, if necessary, cash consideration as incentive consideration. In March 2001, E*TRADE Advisory Services achieved a product development milestone, resulting in the release of approximately 479,000 shares valued at approximately $4.3 million from escrow. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Advisory Services’ operations have been combined with those of the Company since the date of acquisition. The purchase price allocation at March 31, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for E*TRADE Advisory Services were not material.

        In October 1999, the Company entered into a joint venture agreement with Berliner Effektenbank AG and New York Broker Deutschland AG to form E*TRADE Germany AG, referred to in this Form 10-Q as E*TRADE Germany. The Company had a 60% ownership interest in this joint venture at September 30, 2000. The Company entered into an agreement to acquire the remaining 40% ownership interest in E*TRADE Germany for approximately 24.0 million Euros (approximately $20.2 million as of October 16, 2000, the closing date of the transaction). The additional investment was comprised of approximately $1.4 million in cash (paid in October 2000), 1.4 million shares of the Company’s common stock valued at approximately $12.3 million (paid in January 2001), and 9.8 million Euros (approximately $8.2 million as of October 16, 2000, the closing date of the transaction) payable in cash or shares of the Company’s common stock before the end of calendar year 2001. The purchase price exceeded the fair value of the assets acquired by $19.4 million, which was recorded as goodwill to be amortized over 20 years. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Germany’s operations have been combined with those of the Company since the date of the acquisition. The purchase price allocation at March 31, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible assets acquired. Prior period results for E*TRADE Germany were not material.

NOTE 3.    SALE OF INTERNATIONAL SUBSIDIARY

        In November 2000, the Company sold its ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million as of November 2000). Of this amount, approximately 8.2 million Euros (approximately $7.0 million as of November 2000) will be held in escrow for two years, of which 50% may be released after one year. In conjunction with this transaction, the Company reacquired its licensing rights to France, as well as the ownership interests in E*TRADE SARL, E*TRADE Italy and E*TRADE Benelux, previously held by E*TRADE @ Net Bourse S.A. No gain or loss resulted from this transaction.

NOTE 4.    BROKERAGE RECEIVABLES—NET AND PAYABLES

        Brokerage receivables—net and payables consist of the following (in thousands):

	March 31, 2001	September 30, 2000
Receivable from customers and non-customers (less allowance for doubtful accounts of $5,398 at March 31, 2001 and $3,887 at September 30, 2000)	$2,559,096	$5,173,220
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	73,504	89,031
Deposits paid for securities borrowed	1,909,781	1,267,109
Securities failed to deliver	1,122	1,970
Other	18,500	11,178

Total brokerage receivables—net	$4,562,003	$6,542,508

Payable to customers and non-customers	$1,882,938	$1,735,228
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	2,376,666	4,296,399
Securities failed to receive	1,421	6,266
Other	12,260	17,637

Total brokerage payables	$4,273,285	$6,055,530

        Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At March 31, 2001 and September 30, 2000, credit extended to customers and non-customers with respect to margin accounts was $2,238 million and $5,040 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 5.    INVESTMENTS

        Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of Statement of Financial Accounting Standard, referred to in this Form 10-Q as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence, which are accounted for under the equity method, as well as some investments accounted for under the cost method.

        The carrying amounts of investments are shown below (in thousands):

	March 31, 2001	September 30, 2000
Trading securities	$ 1,935	$ 3,867
Available-for-sale investment securities(1)	1,537,421	861,334
Equity method and other investments:
Joint ventures	36,764	30,492
Venture capital funds	36,331	50,974
Wit Soundview	41,690	—
Archipelago	25,274	25,658
Other investments	42,915	12,893

Total investments	$1,722,330	$985,218

(1)	Includes investments in the E*TRADE Financial Sector Index Fund, E*TRADE Russell 2000 Index Fund, E*TRADE Global Titan Fund and the E*TRADE S&P 500 Fund.

    Wit Soundview

        At September 30, 2000 E*TRADE owned a 23.6% investment in E*OFFERING Corp., referred to in this Form 10-Q as E*OFFERING, a full service, Internet-based investment bank. On October 16, 2000, Wit Soundview Group, Inc., referred to in this Form 10-Q as Wit completed the acquisition of E*OFFERING. Under the terms of the agreement, the Company received approximately 5,324,000 shares of Wit common stock and warrants to purchase 534,705 and 1,821,936 shares of Wit common stock exerciseable for $5.99 and $0.60 per share, respectively, exerciseable immediately and expiring in February 2001 and January 2005, respectively, as well as the right to name one representative to Wit’s Board of Directors. The warrants to purchase 534,705 shares of Wit common stock expired unexercised in February 2001. Concurrently with this agreement, the Company and Wit entered into certain other collateral arrangements whereby the Company acquired Wit’s retail brokerage business and received 4,025,948 shares of Wit common stock and a warrant to purchase up to 2,000,000 shares of Wit common stock for $10.25 per share, as consideration for the Company entering into a strategic alliance agreement pursuant to which Wit is the exclusive source of initial public offerings, follow-on offerings, and other investment banking products to the Company for a five year term. The warrants are exerciseable if the exclusivity provisions of the strategic alliance agreement have remained in effect during the fourth and fifth years of the agreement. If, following a change of control of the Company while the exclusivity provisions are still in effect, the Company or its successor breaches the strategic alliance agreement or the acquirer fails to acknowledge that it will cause the Company to honor the exclusivity provisions thereunder, the Company will be obligated to pay Wit $120 million less $3.33 million for each calendar month since October 2000, but in no event less than $80 million. If the Company received, in the change of control transaction, fully registered and freely marketable common or preferred stock, the Company may at its option make the payment in such securities instead of cash, applying the same valuation principles as in the change of control transaction. If the Company makes such election Wit may then elect to receive a number of shares of Wit common stock held by the Company equal in value to the payment due provided that each share of Wit common stock be valued at not less than $10.25. In addition, any shares of Wit common stock still in escrow under the terms of the merger would be transferred to Wit. Wit would also continue, for two years after the change of control, to have the right to provide securities to the Company’s retail customers on a non-exclusive basis but the exclusivity provisions would no longer be effective. In a related transaction the Company also purchased 2,000,000 shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company holds an approximate 10% ownership interest in Wit, excluding the warrants held, and accounts for its investment under the equity method.
    Publicly-Traded Equity Securities

        Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. Unrealized gains related to these investments were $13,000 and $186.3 million at March 31, 2001 and September 30, 2000, respectively. Unrealized losses related to these investments were $11.6 million and $2.8 million at March 31, 2001 and September 30, 2000, respectively.

    Other Investments

    The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services, as well as venture capital funds. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method.

NOTE 6.    RELATED PARTY TRANSACTIONS

    Related Party Loans

        In March 2001, the Company made a loan to an executive officer of the Company in the aggregate principal amount of $0.1 million. The loan accrues interest at a rate of 4.68% annually. Accrued interest on the loan is due to be paid in March 2002, and the remaining interest and principal is due in March 2003. The loan is collateralized by shares of the Company’s common stock currently held in the name of the officer.

        In February 2001, an executive officer of the Company repaid $2.9 million of his relocation loan. The remainder of the loan of $1.3 million, due in May 2005, is collateralized by shares of the Company’s common stock currently held in the name of the officer.

        In November and December 2000, the Company made loans to two executive officers and a director of the Company in the aggregate principal amount of $30.5 million. The loans accrue interest at rates of between 6.09% and 6.10% annually. The principal amounts of $0.5 million, $15.0 million, and $15.0 million are due in December 2002, November 2005, and November 2010, respectively. One of the $15.0 million loans is collateralized by real property owned by an executive officer. The other $15.0 million loan is collateralized by equity interests in various limited liability companies and real property owned by a director.

        Related party loans receivable are recorded in other assets ($38.3 million at March 31, 2001).

    Other

        In January 2001, a wholly owned subsidiary of the Company purchased residential property from a related party of the Company for a total purchase price of approximately $1.7 million paid in cash.

        During fiscal 2000, a wholly-owned subsidiary of the Company purchased residential properties that it leases to certain of its executive officers with options to buy. Rental income in the quarter ended March 31, 2001 related to these properties was approximately $41,000. Rental income is recorded in other income.

        See Note 8 for additional related party transactions.

NOTE 7.    LINE OF CREDIT AND OTHER BORROWINGS

        In March 2001, the Company obtained a $2.0 million term loan from a financial institution due in twenty-four equal monthly installments commencing on May 1, 2001 that expires in April 2003. The term loan is collateralized by assets owned by the Company. Borrowings under the loan bear interest at 3.00% above LIBOR (total of 8.08% at March 31, 2001). The Company had approximately $2.0 million outstanding under this term loan at March 31, 2001, which is included in accounts payable, accrued and other liabilities.

        In December 2000, the Company obtained two term loans from financial institutions that expire in December 2003. The term loans are collateralized by equipment owned by the Company. Borrowings under the term loans bear interest at 3.25% above LIBOR (total of 8.33% at March 31, 2001). The Company had $16.7 million outstanding under these term loans at March 31, 2001, which is included in accounts payable, accrued and other liabilities.

        In November 2000, the Company renewed a $50 million line of credit under an agreement with a bank that expires in November 2001. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (total of 5.43% at March 31, 2001). The Company had no borrowings outstanding under this line of credit at March 31, 2001.

NOTE 8.    SHAREOWNERS’ EQUITY

    Shareowners’ Notes Receivable

        In December 2000, the Company made a full recourse loan to one of its executive officers for approximately $0.5 million. The proceeds from this loan were used to fund the purchase of shares of the Company’s common stock for the exercise and hold of stock options. The loan accrues interest at the rate of 6.15% per annum. The interest on the loan is due in December 2001 with all remaining unpaid interest due upon the payment of the principal in January 2002.

    Deferred Stock Compensation

        In January 2001, in connection with the issuance of restricted common stock to certain executive officers, the Company recorded deferred stock compensation of $14.5 million, the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over the period in which restrictions are removed on the related shares of restricted common stock, generally four years. Amortization of deferred stock compensation for the three months ended March 31, 2001 was $1.4 million.

NOTE 9.    ASSOCIATE BENEFIT PLAN

        Effective January 1, 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan, referred to in this Form 10-Q as the SERP, for certain executive officers. The purpose of the SERP is to attract, retain and motivate certain executive officers of the Company who provide valuable services to the Company and to provide those officers with flexibility to meet their retirement and estate planning needs. Funding of the SERP by the Company is discretionary. Contributions to the SERP, if any, are due at the beginning of each calendar year and are deposited into a Rabbi Trust, to which the Company retains ownership until participant benefits vest and are distributed. To receive full benefits accrued under the SERP, at the time of retirement a participating individual must have fifteen years of participation in the plan. With the exception of the Company’s Chief Executive Officer, whose benefits vest immediately, no portion of a participant’s benefits will become vested unless the individual has participated in the plan for at least five years. Fifty percent of participation benefits vest after five years of participation in the SERP with the remaining benefits vesting over the next five years of participation. In January 2001, the Company contributed $12.1 million to fund its SERP obligations and will recognize related compensation expense over the vesting period for participating individuals. The Company recognized $10.1 million in compensation expense during the three months ended March 31, 2001.
NOTE 10.    COMPREHENSIVE LOSS

        The reconciliation of net loss to comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net loss	$ (9,203)	$ (25,466)
Changes in other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(27,447)	(81,030)
Unrealized loss on derivative instruments, net of tax (see Note 16)	(49,548)	—
Cumulative translation adjustments	(4,298)	(1,455)

Total comprehensive loss	$(90,496)	$(107,951)

NOTE 11.    NET LOSS PER SHARE

        The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2001	2000
	Basic and diluted	Basic and diluted
Numerator:
Loss before extraordinary loss on early extinguishment of debt	$ (7,166)	$(25,466)
Extraordinary loss on early extinguishment of debt, net of tax	(2,037)	—

Net loss	$ (9,203)	$(25,466)

Denominator:
Weighted average shares outstanding	317,242	298,026

        Because the Company reported a net loss for the three months ended March 31, 2001 and 2000, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the three months ended March 31, 2001 and 2000, there would have been 10,294,000 and 18,103,000 additional shares for options outstanding, respectively, and 198,000 and 1,182,000 additional shares for warrants outstanding, respectively. Excluded from the calculation of diluted net loss per share for the three months ended March 31, 2001 and 2000 are approximately 27,542,000 and 13,317,000, respectively, shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net loss per share.

        The following options to purchase shares of common stock have not been included in the computation of diluted net loss per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended March 31,
	2001	2000
Options excluded from computation of diluted net loss per share	18,784	5,149
Exercise price ranges:
High	$ 58.19	$58.75
Low	$ 10.53	$25.16
NOTE 12.    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

        Extraordinary loss on early extinguishment of debt was $2.0 million (net of tax benefits of $1.2 million) for the three months ended March 31, 2001 and was recorded as a result of the early redemption of $400 million of adjustable and fixed rate advances with the Federal Home Loan Bank of Atlanta, referred to in this Form 10-Q as the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of a prepayment penalty and costs associated with the early redemption.

NOTE 13.    REGULATORY REQUIREMENTS

        E*TRADE Securities is subject to the Uniform Net Capital Rule, referred to in this Form 10-Q as the Rule under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers Regulation, Inc., commonly referred to as the NASDR, which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

	March 31, 2001	September 30, 2000
Net capital	$414,103	$479,036
Percentage of aggregate debit balances	17.2%	9.2%
Required net capital	$ 48,123	$103,747
Excess net capital	$365,980	$375,289

        Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

        The table below summarizes the minimum excess capital requirements for the Company’s other U.S. broker-dealer subsidiaries (in thousands):

	March 31, 2001			September 30, 2000
	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$250	$ 2,779	$ 2,529	$250	$ 1,161	$ 911
E*TRADE Investor Select, Inc.	$ 5	$ 230	$ 225	$ 5	$ 351	$ 346
Marquette Securities, Inc.	$250	$ 795	$ 545	$250	$ 536	$ 286
E*TRADE Capital Markets, Inc.	$174	$14,126	$13,952	$113	$21,774	$21,661
E*TRADE Canada Securities Corporation	$ 56	$ 192	$ 136	$100	$ 233	$ 133

        The Company’s broker-dealer subsidiaries located in Canada, South Africa, Australia, Europe, and South East Asia, have various and differing capital requirements, all of which were met at March 31, 2001 and September 30, 2000. The aggregate net capital, required net capital, and excess net capital of these companies at March 31, 2001, was $66.4 million, $29.8 million, and $36.6 million, respectively. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2000, was $48.4 million, $18.5 million, and $29.9 million, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes that, as of March 31, 2001 the Bank has met all capital adequacy requirements to which it was subject. As of March 31, 2001 and September 30, 2000, the Office of Thrift Supervision, commonly referred to as the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

        The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2001:
Core Capital (to adjusted tangible assets)	$682,943	5.66%	>$482,993	> 4.0%	>$603,741	> 5.0%
Tangible Capital (to tangible assets)	$682,943	5.66%	>$180,012	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$682,943	11.57%	N/A	N/A	>$354,124	> 6.0%
Total Capital (to risk weighted assets)	$696,595	11.80%	>$472,165	> 8.0%	>$590,206	> 10.0%

As of September 30, 2000:
Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$359,874	> 4.0%	>$449,843	> 5.0%
Tangible Capital (to tangible assets)	$582,058	6.5%	>$134,953	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$582,058	16.8%	N/A	N/A	>$207,890	> 6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$277,186	> 8.0%	>$346,483	> 10.0%

NOTE 14.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

        As of March 31, 2001, the Bank had commitments to purchase or originate $506.7 million in fixed rate and $387.1 million in variable rate loans and certificates of deposit scheduled to mature in less than one year approximating $3.5 billion. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying consolidated balance sheets.

        The Company is a defendant in civil actions arising in the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that E*TRADE Securities previously experienced.

        To date, none of these putative class actions has been certified, and the Company believes that these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could have a material adverse effect on the         From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is also subject to periodic regulatory audits and inspections.

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

        The Company has entered into employment agreements with several of its key executive officers. These employment agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under defined circumstances, or upon a change in the Company’s control. Base salaries are subject to adjustments according to the Company’s financial performance.

NOTE 15.    SEGMENT INFORMATION

    Segment Information

        The Company has separated its financial services into four categories: domestic retail brokerage, banking, global and institutional, and asset gathering and other. During the quarter ended March 31, 2001, the banking segment was expanded to include the operations of LoansDirect (see Note 2). There have been no other changes to these categories from fiscal 2000. As the asset gathering and other operations business represents emerging activities which are not material to the consolidated results for segment reporting purposes, management has aggregated asset gathering and other with domestic retail brokerage to form one of three reportable segments, with banking and global and institutional comprising the other two segments currently considered by management when it evaluates Company performance.

        Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended March 31, 2001:
Interest income-net of interest expense	$ 59,648	$ 36,319	$ 2,362	$ 98,329
Non-interest revenue-net of provision for loan losses	158,694	35,294	37,264	231,252

Net revenues	$ 218,342	$ 71,613	$ 39,626	$ 329,581

Operating income (loss)	$ (8,181)	$ 24,460	$(13,353)	$ 2,926

Three Months Ended March 31, 2000:
Interest income-net of interest expense	$ 66,385	$ 29,304	$ 1,284	$ 96,973
Non-interest revenue-net of provision for loan losses	269,080	(572)	51,219	319,727

Net revenues	$ 335,465	$ 28,732	$ 52,503	$ 416,700

Operating loss	$ (16,029)	$ (8,474)	$ (763)	$ (25,266)

As of March 31, 2001:
Segment assets	$5,916,185	$12,083,532	$415,818	$18,415,535
As of September 30, 2000:
Segment assets	$7,805,843	$ 9,027,185	$484,409	$17,317,437

        No single customer accounted for greater than 10% of total revenues in the three months ended March 31, 2001 or 2000, respectively.

NOTE 16.    ADOPTION OF NEW ACCOUNTING STANDARD

        Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated anew in hedging relationships on October 1, 2000 or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income, referred to in this Form 10-Q as “OCI” and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Interest Rate Risk

        The Company uses derivatives to provide a cost- and capital-efficient way to manage the interest rate risk exposure of the Company by synthetically modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in the rates of certain forecasted issuances of debt. The primary derivative instruments used include interest rate swaps, caps, and floors. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. Depending on the hedge relationship, the effects of these agreements are to (a) convert adjustable rate liabilities to longer-term fixed rate liabilities, (b) convert long-term fixed rate assets to shorter-term adjustable rate assets or (c) reduce the variability of future changes in interest rates on forecasted issuances of debt. The net payments of these agreements are charged to either interest expense or interest income, depending on whether the agreement is designated to hedge an existing or forecasted liability or asset.

Fair Value Hedges

        The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the hedge agreement is recognized currently in earnings, as is the change in value of the hedged item. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in non-operating income (expense), included in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a gain of $1.5 million for the three months ended March 31, 2001.

        Five fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in other revenue in the consolidated statement of operations, which totaled $1.4 million of losses for the three months ended March 31, 2001. In addition, the Company recognized $0.4 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives included in non-operating expense for the period in which these hedge relationships were accounted for as fair value hedges.

Cash Flow Hedges

    Variable Rate Debt and Forecasted Issuances of Debt

        The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate debt and forecasted issuances of debt. In respect to the variable rate debt currently on the balance sheet, the Company uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which impacts the amount of future payments to be made on the variable rate debt. In relation to the hedging of the forecasted issuance of debt, the Company utilizes interest rate swaps with a longer maturity than the underlying variable rate debt. The use of an interest rate swap contract that is longer than the underlying debt allows the Company to hedge both the risk of changes in the benchmark rate (LIBOR) and the replacement of such debt upon maturity. These cash flow hedge relationships will be treated as effective hedges as long as the future issuances of debt remain probable and the cash flow hedge continues to meet the requirements of SFAS No. 133. The Company expects to hedge the forecasted issuance of debt over a maximum term of 7 years.

        During the three months ended March 31, 2001 the Company reclassified $1.5 million of derivative losses from OCI to realized gain (loss) on trading activity recorded in other revenue in the consolidated statement of operations for forecasted transactions that had become probable of not occurring.

        The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133. The ineffectiveness for the three months ended March 31, 2001 had no material impact on earnings.

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

    Forward Commitments

        The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. The Company measures ineffectiveness in accordance with the provisions of SFAS No. 133. For the three months ended March 2001, there was no significant ineffectiveness for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in OCI, net of tax. The amounts recorded to OCI will be recognized in the statement of operations as the hedged forecasted transaction affects earnings.

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

        In calculating the ineffective portion of the Company’s hedge performance under SFAS No. 133, the Company excludes the time value component related to any option premiums paid and discounts or premiums on forward contracts and recognizes the amount in other income during the life of the contract. These amounts have not been material in the three months ended March 31, 2001. Hedge ineffectiveness related to the Company’s foreign currency hedge instruments, determined in accordance with SFAS No.133, had no impact on earnings for the three months ended March 31, 2001. No foreign exchange cash flow hedges were derecognized or discontinued for the three months ended March 31, 2001.

        Derivative gains and losses included in OCI are reclassified into global and institutional revenues at the time forecasted revenue is recognized. During the three months ended March 31, 2001, TIR settled all remaining forward contracts and purchase options, recognizing $402,000 in revenues, including $163,000 which was reclassified from OCI. TIR has resumed its hedging activities during the month of April 2001.

Other Derivatives

        The Company owns warrants to purchase shares of common stock of Wit (see Note 5). The adjustment to the fair value of these warrants of $1.1 million is reflected in non-operating income at March 31, 2001. The Company also holds 2.0 million unvested warrants to purchase shares of common stock of Wit received in connection with a strategic alliance agreement. Because vesting of these warrants is subject to future performance, their value will not be recognized until such criteria are met.

        The Company engages in originating and selling mortgage loans as part of its mortgage banking business. As a result of mortgage banking activities, the Company records two different derivatives, Interest Rate Lock Commitments for mortgage loans that will be held for resale, commonly referred to as IRLCs, and forward sale agreements. Both the IRLCs and forward sale agreements are recorded on the balance sheet at fair value. Changes in the fair value of these derivatives are shown in the statement of operations as gains (losses) on loans held for sale, recorded in other revenue. Changes in the fair value of IRLCs resulted in income of $1.0 million for the there months ended March 31, 2001. Changes in the fair value of forward sales agreements resulted in a loss of $1.0 million for the three months ended March 31, 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by us or on our behalf from time to time, including statements contained in our filings with the Securities and Exchange Commission, commonly referred to as the SEC, and our reports to shareowners, involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Liquidity and Capital Resources” and “Risk Factors,” as well as in our filings with the SEC, which are available from the SEC or which you may request from us. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE. You are urged to carefully review and consider the various disclosures in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A as filed with the SEC on November 22, 2000, that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

Results of Operations

    Key Performance Indicators

        The following table sets forth several key performance indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three months presented (dollars in thousands except cost per new account, average commission per domestic brokerage transaction and rebates per domestic brokerage transaction):

	Three Months Ended March 31,		Percentage Change
	2001	2000
Active domestic brokerage accounts	3,223,404	2,423,076	33%
Active banking accounts	404,765	170,584	137%
Active global and institutional accounts	96,952	50,925	90%

Total active accounts at period end	3,725,121	2,644,585	41%

Net new domestic brokerage accounts	111,036	547,173	(80)%
Net new banking accounts	42,148	39,949	6%
Net new global and institutional accounts	12,928	23,559	(45)%

Total net new accounts	166,112	610,681	(73)%

Cost per new account	$ 387	$ 258	50%

Total assets in domestic brokerage accounts	$39,995,040	$61,569,597	(35)%
Total deposits in banking accounts	6,771,024	3,201,194	112%
Total assets in global and institutional accounts	1,102,736	1,142,355	(3)%

Total assets/deposits in customer accounts at period end	$47,868,800	$65,913,146	(27)%

Total domestic brokerage transactions	8,084,849	14,242,052	(43)%

Daily average domestic brokerage transactions	130,401	226,064	(42)%

Average commission per domestic brokerage transaction	$ 13.62	$ 15.85	(14)%

Rebates per domestic brokerage transaction	$ 2.62	$ 2.02	30%

        The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2001	2000
Transaction revenues:
Commission	$ 110,156	$ 225,795	(51)%
Order flow	21,206	28,801	(26)%

Total transaction revenues	131,362	254,596	(48)%

Interest income:
Brokerage-related activities	100,745	133,241	(24)%
Banking-related activities	216,685	110,341	96%

Total interest income	317,430	243,582	30%

Global and institutional	36,841	49,676	(26)%
Other	64,492	16,711	286%

Gross revenues	550,125	564,565	(3)%

Interest expense:
Brokerage-related activities	(38,735)	(65,572)	(41)%
Banking-related activities	(180,366)	(81,037)	123%

Total interest expense	(219,101)	(146,609)	49%
Provision for loan losses	(1,443)	(1,256)	15%

Net revenues	$ 329,581	$ 416,700	(21)%

    Revenues

        Gross revenues decreased 3% and net revenues decreased 21% from the prior year quarter. The decreases are mainly due to decreases in our brokerage-related activities, including transaction revenues and interest income, which have been impacted by the significant volatility in the securities market during the twelve months ended March 31, 2001. The Nasdaq composite index reached a record high in March 2000, compared to a dramatic decline through the period ended March 31, 2001, losing approximately 60% of its value. The sharp decline in the value of publicly traded securities has significantly impacted the total assets in our domestic brokerage accounts, which declined by 35% from the prior year quarter. Gross revenues consist principally of commission revenues from domestic retail brokerage transactions, payments for order flow, interest income, institutional transaction execution fees, international brokerage-related transaction revenue and, to a lesser degree, revenue from services, gains on the sale of loans and securities, and royalty revenues.

    Transaction Revenues

        Transaction revenues decreased 48% from the prior year quarter primarily due to the stock market downturn experienced since September 2000. Transaction revenues consist of commission revenues from domestic retail brokerage transactions and payments for order flow.

        Commission revenues, which are earned as customers execute domestic securities trades, decreased 51% from the prior year quarter. These revenues are primarily affected by domestic brokerage transaction volume and the average commission per domestic brokerage transaction. Daily average domestic brokerage transactions decreased 42% from the prior year quarter, largely reflective of the market downturn and the decrease in the average commission per domestic transaction from $15.85 in the three months ended March 31, 2000 to $13.62 in the three months ended March 31, 2001. The decline in average commission per domestic brokerage transaction is primarily a result of promotional activities and the mix of revenue generating transactions, reflecting a higher percentage of trading by Power E*TRADE customers, our high volume traders. During the market downturn, the volume of transactions from our Power E*TRADE customers have declined less than the volume from our other customers. Power E*TRADE customers pay commissions as low as $4.95 per equity transaction compared with other customers who pay commissions of $14.95 or $19.95.

        Revenue from order flow is comprised of rebate income from various market makers and market centers for processing transactions through them. We use other broker-dealers to execute our customers’ orders and have derived a significant portion of our transaction revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Revenues from order flow decreased 26% from the prior year quarter primarily due to the market downturn. Payments for order flow as a percentage of transaction revenues were 16% and 11% in the three months ended March 31, 2001 and 2000, respectively, as evidenced by our rebates per transaction which increased from $2.02 for the three months ended March 31, 2000 to $2.62 for the three months ended March 31, 2001. The increase in rebates per transaction in the quarter ended March 31, 2001 is primarily due to the renegotiation of contracts with our primary market makers and market centers for processing transactions through them in the three months ended March 31, 2001. We cannot be certain that rebates per transaction will continue at the same levels in future periods. Also, reflected in the three month period ended March 31, 2001 is $2.6 million in revenues from option order flow, or approximately 12.4% of total order flow revenue. We initiated the acceptance of option order flow payments in October 2000.

        Impacting future revenues from order flow, the listed marketplace, with the exception of the Nasdaq, implemented the move from fractional based trading to decimals (“decimalization”) in January 2001 and in March 2001, the Nasdaq initiated decimalization. With the advent of decimalization, certain market makers have announced plans to reduce payments for order flow, while others are taking a “wait and see” approach. As a majority of our order flow revenues is derived from Nasdaq listed securities, the impact of decimalization during the quarter ended March 31, 2001 has not been significant. Going forward, we expect a decrease in revenue from order flow due to decimalization; however, at this time, we are unable to quantify the future impact on net revenues. Further, there can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could have a material adverse effect on our business, financial condition and operating results. See “Item 2. Risk factors—Restrictions on the ability of or decreased willingness of third parties to make payments for order flow could reduce our profitability.”

        Overall, transaction revenues as a percentage of net revenues have decreased from 45% in the three months ended March 31, 2000 to 24% in the three months ended March 31, 2001 due in part to the market downturn and also due to our efforts to diversify revenue streams.

    Interest Income and Expense

        Interest income from brokerage-related activities is comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance their purchases of securities on margin and fees on customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is comprised of interest-bearing banking liabilities that include customer deposits, advances from the FHLB, and other borrowings.

        Brokerage interest income decreased 24% from the prior year quarter. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased by 41% from the prior year quarter, partially offset by earnings from investments funded by the increase in average customer money market fund balances which increased 28% from the prior year quarter. The dramatic decline in the Nasdaq, Dow Jones Industrial Average, and S&P 500 indices over the past year has reduced borrowing on margin by customers as a means of leveraging their investments. Brokerage interest expense decreased 41% from the prior year quarter. The decrease in brokerage interest expense primarily reflects an overall decrease in average customer credit balances and average stock loan balances, which decreased 10% and 41%, respectively, from the prior year quarter. Net brokerage interest income decreased 8% from the prior year quarter primarily due to the effects of the market downturn. This decrease adversely affects our net revenues and operating income. The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average customer credit balances and average stock loan balances for the three months indicated (dollars in millions):

	Three Months Ended March 31,		Percentage Change
	2001	2000
Average customer margin balances	$2,866	$4,877	(41)%
Average customer money market fund balances	$8,596	$6,698	28%
Average customer credit balances	$1,373	$1,530	(10)%
Average stock loan balances	$2,594	$4,385	(41)%

        Banking interest income increased 96% from the prior year quarter. Increases in banking interest income reflect overall growth in our banking segment including the increases in the average interest-earning banking asset balances, customer accounts, and customer deposits, partially offset by a decline in the average yield. Average interest-earning banking assets increased 104% from the prior year quarter. The average yield on interest-earning banking assets decreased to 7.47% in the three months ended March 31, 2001 from 7.76% in the three months ended March 31, 2000. Total deposits in banking accounts increased 112% from the prior year quarter. Banking interest expense increased 123% from the prior year quarter. The increase in banking interest expense reflects an increase in the average interest-bearing banking liabilities coupled with an increase in the average cost of the borrowings. Average interest-bearing banking liabilities increased 108% from the prior year quarter. The average cost of borrowings increased to 6.62% in the three months ended March 31, 2001 from 6.13% in the three months ended March 31, 2000. The decrease in the average net interest spread from 1.63% in the three months ended March 31, 2000 to 0.85% in the three months ended March 31, 2001 is primarily a result of the overall tightening of spread in the market place coupled with an increase in the costs of retail deposits.
        The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three months ended March 31, 2001 and March 31, 2000. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 5,705,108	$111,342	7.81%	$2,777,617	$ 56,119	8.08%
Interest-bearing deposits	39,825	642	6.54%	104,930	1,450	5.56%
Mortgage-backed and related available-for-sale securities	4,803,455	85,438	7.11%	2,539,374	48,005	7.56%
Available-for-sale investment securities	843,772	15,487	7.39%	194,270	3,356	7.13%
Investment in FHLB stock	83,358	1,490	7.25%	53,427	1,029	7.75%
Trading securities	128,797	2,286	7.10%	24,100	382	6.34%

Total interest-earning banking assets	11,604,315	$216,685	7.47%	5,693,718	$110,341	7.76%

Non-interest-earning banking assets	303,709			233,858

Total banking assets	$11,908,024			$5,927,576

Interest-bearing banking liabilities:
Retail deposits	$ 6,169,462	$100,068	6.58%	$2,910,177	$ 43,176	5.94%
Brokered callable certificates of deposit	91,644	1,425	6.31%	91,836	1,483	6.48%
FHLB advances	1,625,322	27,599	6.79%	1,056,637	16,317	6.11%
Other borrowings	3,160,833	51,274	6.49%	1,257,613	20,061	6.31%

Total interest-bearing banking liabilities	11,047,261	$180,366	6.62%	5,316,263	$ 81,037	6.13%

Non-interest bearing banking liabilities	208,214			112,924

Total banking liabilities	11,255,475			5,429,187
Total banking shareowner’s equity	652,549			498,389

Total banking liabilities and shareowner’s equity	$11,908,024			$5,927,576

Excess of interest-earning banking assets over interest- bearing banking liabilities/net interest income	$ 557,054	$ 36,319		$ 377,455	$ 29,304

Net interest spread			0.85%			1.63%

Net interest margin (net yield on interest-earning banking assets)			1.26%			2.07%

Ratio of interest-earning banking assets to interest- bearing banking liabilities			105.04%			107.10%

Return on average total banking assets			0.44%			0.26%

Return on average net banking assets			8.12%			3.15%

Equity to total banking assets			5.48%			8.41%

*	Ratios calculated by excluding Employee Stock Ownership Plan and merger related costs of $0.2 million and $13.8 million in the three months ended March 31, 2001 and 2000.

    Global and Institutional

        Global and institutional revenues decreased 26% from the prior year quarter. Global and institutional revenues are comprised primarily of revenues from institutional operations of $31.2 million, as well as brokerage-related transaction revenue from our international subsidiaries of $5.7 million. The overall decrease is primarily attributable to a slowdown in the institutional business that was consistent with market conditions in the three months ended March 31, 2001, partially offset by the emerging online brokerage market in Canada and account growth in our international subsidiaries.

    Other

        Other revenues increased $47.8 million or 286% from the prior year quarter. Of this increase, $18.4 million is due to revenues generated by entities acquired subsequent to March 31, 2000 and accounted for under the purchase method of accounting, $17.3 million is due to net gains on available for sale and trading securities primarily resulting from the realignment of our Bank loan portfolio, and $8.4 million is due to the implementation of a $15 quarterly maintenance fee for low-balance, inactive accounts which was instituted in December 2000. In future periods, net gains on investments may fluctuate. We expect to continue our policy of assessing maintenance fees for low-balance, inactive accounts. Revenues from our purchase acquisitions will fluctuate and may decrease. Purchase acquisitions included the acquisitions of E*TRADE Access, in May 2000 and LoansDirect in February 2001. Also included in other revenue are Business Solutions Group revenue, mutual fund revenues, and brokerage and banking-related fees for services, which in the aggregate have remained flat in the three months ended March 31, 2001 as compared to the prior year quarter.

    Provision for loan losses

        The provision for loan losses recorded reflects increases in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio, as well as the level of charge-offs as a portion of our allowance for loan losses. The provision for loan losses increased 15% from the prior year quarter. The increase in the provision for loan losses primarily reflects the growth in and composition of our banking loan portfolio. As of March 31, 2001 and September 30, 2000, the total loan loss allowance was $13.8 million, or 0.22% of total loans outstanding and $10.9 million, or 0.26% of total loans outstanding, respectively. As of March 31, 2001, the unallocated loan loss allowance was $13.0 million, or 75% of total non-performing assets of $17.3 million. As of September 30, 2000, the unallocated loan loss allowance was $10.5 million, or 87% of total non-performing assets of $12.1 million.

    Operating Expenses

        The following table sets forth the components of cost of services and operating expenses and percentage change information for the three months ended March 31, 2001 and 2000 (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2001	2000
Cost of services	$142,435	$135,579	5%

Cost of services as a percentage of net revenues	43%	33%
Operating expenses:
Selling and marketing	93,698	180,605	(48)%
Technology development	22,281	43,335	(49)%
General and administrative	60,242	52,551	15%
Amortization of goodwill and other intangibles	7,999	5,297	51%
Acquisition-related expenses	—	24,599	(100)%

Total operating expenses	$184,220	$306,387	(40)%

    Cost of Services

        Cost of services as a percentage of net revenues was 43% and 33% in the three months ended March 31, 2001 and 2000, respectively. The increase in cost of services as a percentage of net revenues is primarily a result of increased headcount in the cost of services area due to the acquisition of LoansDirect, the launch of Club E*TRADE in the three months ended December 31, 2000 and an increase in amortization expense related to internally developed software as significant projects were placed into production in November 2000, coupled with the decrease in net revenues from the prior year quarter. Cost of services increased 5% from the prior year quarter. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, web site content costs, systems maintenance, and amortization expenses related to internally developed and purchased software. The slight increase in cost of services, primarily reflecting increased headcount, was offset by savings as we began integration of customer support staff for our banking and brokerage businesses and improved average speed to answer customer calls in the three months ended March 31, 2001 as compared with the three months ended March 31, 2000. In addition, during the three months ended March 31, 2001, we implemented system changes which have further improved the stability of our transaction enabling systems, reducing costs attributed to system outages and improving operational automation leading to efficiencies expected to benefit future periods. Looking forward, we plan to continue to identify and implement cost savings strategies in this area, including the full integration of our bank and brokerage customer service and the implementation of a tiered customer service strategy across the organization which will include improved interactive voice response call servicing and a tier-focused automated call routing system.

    Selling and Marketing

        Selling and marketing expenses decreased 48% from the prior year quarter. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. Selling and marketing expenditures also include selling efforts in support of our global and institutional business segment and costs to sell products of our asset gathering business segment. The decrease in selling and marketing expenses from the prior year quarter is primarily due to reductions in customer acquisition spending, including advertising and direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Cost per new account increased from $258 in the three months ended March 31, 2000 to $387 in the three months ended March 31, 2001, due to fewer new entrants into the market during the market downturn, as well as account attrition. Going forward, our focus will be on developing current customer households, reviewing metrics such as value per household, assets per household and share of wallet instead of cost per new account. Looking forward, we expect that marketing expenditure levels will be in the range of 20% to 23% of net revenues, significantly lower than during the fiscal year ended September 30, 2000. If general market conditions improve, we will explore the possibility of increasing our spending. We believe that our reduction in selling and marketing expenditures will not significantly impact our competitive position because substantial investment in marketing efforts has already been made to build a strong brand identity and because we are focusing marketing and sales resources on cross selling our services to our existing customer base, which is a less expensive way to generate and maintain business.

    Technology Development

        Technology development expenses decreased 49% from the prior year quarter. The expense for technology development was incurred to enhance our existing product offerings, including maintenance of our web site and development costs of our E*TRADE Insight technology incurred prior to the achievement of technological feasibility. Technology development costs in the three months ended March 31, 2001 as compared to the prior year quarter have decreased, primarily due to a reduction in the use of outside consultants as we refocused our efforts on fewer projects with higher anticipated benefits, and a conversion of consultants to full time associates where appropriate. Furthermore, as ongoing projects such as our Insight project progress, the achievement of technological feasibility results in the capitalization of expenses incurred from the date technological feasibility is achieved through the implementation date. During the six months ended March 31, 2001, significant phases of our Insight project reached technological feasibility. With management’s continuing focus on cost savings initiatives, technology development expenses are expected to remain at least flat with the quarter ended March 31, 2001 as we continue our integration efforts and continue to convert remaining consultants to full time associates. Our reduction in technology development spending is not expected to harm our ability to operate competitively when the market regains momentum, as improvements implemented to date provide us with sufficient excess capacity to meet currently anticipated needs of the business.

    General and Administrative

        General and administrative expenses increased 15% from the prior year quarter. General and administrative expenses increased primarily as a result of a $10.1 million compensation charge, $9.6 million of which is non-recurring, recognized in the three months ended March 31, 2001 related to the vesting of funds contributed to our Supplemental Executive Retirement Plan. Also contributing to the increase are personnel additions and the development of corporate functions, such as legal and finance, resulting from our investment in infrastructure, particularly as we expand our asset gathering and global and institutional operations. Looking forward, we expect that general and administrative expenses will remain at least flat with the three months ended March 31, 2001, allowing for possible reductions as we integrate our business acquisitions, continue our efforts to reengineer and reorganize our business to realize operating efficiencies, and review expenses in response to current and future market conditions. We will continue to actively manage our headcount with a focus on responsible hiring, attrition, efficient use of our associates and performance-based management.

    Amortization of Goodwill and Other Intangibles

        Amortization of goodwill and other intangibles was $8.0 million and $5.3 million in the three months ended March 31, 2001 and 2000, respectively. The significant increase in the amortization of goodwill and other intangibles primarily consists of the amortization of goodwill related to the purchase acquisitions of several of our foreign affiliates and E*TRADE Access, which were acquired during fiscal 2000, the acquisition of E*TRADE Germany AG, which was acquired during the three months ended December 31, 2001, and the acquisition of LoansDirect, which was acquired in February 2001. Goodwill is amortized over 5 to 20 years. Other intangibles are not significant.

    Acquisition-Related Expenses

        Acquisition-related expenses were $24.6 million for the three months ended March 31, 2000, and primarily represent transaction costs associated with acquisitions accounted for as poolings of interests.

    Non-Operating Income (Expenses)

        Corporate interest income was $5.8 million and $3.6 million in the three months ended March 31, 2001 and 2000, respectively. Corporate interest income includes interest income earned on corporate investment balances, restricted cash balances, and related party notes. The increase in corporate interest income was primarily due to interest income earned on related party notes, which were entered into during the period from March 2000 through June 2000.

        Corporate interest expense was $11.2 million and $7.1 million in the three months ended March 31, 2001 and 2000, respectively. Corporate interest expense in the three months ended March 31, 2001 and 2000 primarily relates to interest expense resulting from the issuance of $650 million in convertible subordinated notes during the three months ended March 31, 2000.

        Realized loss on sale of investments was $2.5 million and realized gain on the sale of investments was $10.9 million in the three months ended March 31, 2001 and 2000, respectively. In the three months ended March 31, 2001, we liquidated a portion of our investment portfolio, recognizing realized losses on the sale of a publicly-traded equity security. In the three months ended March 31, 2000, we liquidated a portion of our investment portfolio, recognizing realized gains as a result of the sale of publicly-traded equity securities. The Company has investments in other non-public entities, several of which have subsequently gone public. These investments have been classified as available-for-sale under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Equity in losses of investments was $3.3 million and $0.7 million in the three months ended March 31, 2001 and 2000, respectively, which resulted from our minority ownership in investments that are accounted for under the equity method. These investments primarily include E*TRADE Japan KK and Wit, Inc in the three months ended March 31, 2001 and E*TRADE Japan KK in the three months ended March 31, 2000. We expect that these companies will continue to invest in the development of their products and services and may incur operating losses that will result in future charges to reflect our proportionate share of those losses.

        In the three months ended March 31, 2001 and 2000, we recorded unrealized losses on venture funds of $11.6 million and $14.6 million, respectively, primarily due to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund, L.P. and E*TRADE eCommerce Fund II, L.P. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of the non-public investments.

        In the three months ended March 31, 2001, we recorded a $0.3 million pre-tax gain for the fair value adjustments of financial derivatives. The gain represents a $1.4 million gain representing the ineffective portions of changes in the fair value of fair value hedges offset by a $1.1 million loss on the valuation of warrants.

        Other non-operating expense was $0.7 million and $0.8 million in the three months ended March 31, 2001 and 2000, respectively. Other non-operating expense, which is primarily comprised of foreign exchange gains/losses, was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies. In the three months ended March 31, 2001, foreign exchange losses resulted from the fluctuation in the foreign exchange rate on the Euro payable for the acquisition of E*TRADE Germany AG, offset by the Euro receivable held in escrow from the sale of E*TRADE @ NetBourse S.A. In the three months ended March 31, 2000, these foreign exchange losses primarily reflect fluctuations in the Japanese yen impacting assets held by TIR.

    Income Tax Benefit

        Income tax benefit represents the benefit for federal and state income taxes at an effective tax rate of 65.0% and 26.2% for the three months ended March 31, 2001 and 2000, respectively. The rate for the three months ended March 31, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease of the tax benefit for the amortization of goodwill and differences between our statutory and foreign effective tax rates. The rate for the three months ended March 31, 2000 reflects the tax impact of non-deductible acquisition-related expenses and amortization of goodwill arising from foreign acquisitions.

    Minority Interest in Subsidiaries

        Minority interest in subsidiaries was $35,000 and $0.4 million in the three months ended March 31, 2001 and 2000, respectively. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of the Company. Also included in minority interest in subsidiaries for the three months ended March 31, 2001 and 2000 is the net loss attributed to a minority interest in one of our international affiliates.

    Extraordinary Loss on Early Extinguishment of Debt

        Extraordinary loss on early extinguishment of debt was $2.0 million (net of tax benefits of $1.2 million) for the three months ended March 31, 2001 and was recorded as a result of the early redemption of $400 million of adjustable and fixed rate advances with the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of a prepayment penalty and costs associated with the early redemption.

Liquidity and Capital Resources

        We have financing facilities totaling $346.9 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There was $71.9 million in borrowings outstanding under these lines as of March 31, 2001, collateralized by restricted cash included in other assets. In addition, we have a short-term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which there were no outstanding borrowings as of March 31, 2001. We also have three term loans collateralized by equipment owned by us, of which $18.7 million was outstanding as of March 31, 2001. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

        We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, as a result of the substantial market decline of technology stocks since December 31, 2000, the value of our equity investments in technology companies, recorded in our investment portfolio, has deteriorated. The recognition of unrealized losses of $11.6 million related to these equity investments impacts our liquidity. Depreciation in the market value of our portfolio impacts our financing strategies that could result in higher interest expense if alternative financing strategies are used. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 2. Risk factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

        If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could harm our business. See “Item 2. Risk factors—If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers.”

        Cash used in operating activities, net of effects from acquisitions was $92.5 million for the three months ended March 31, 2001. Cash used in operating activities resulted primarily from an excess of purchases of banking- related assets over the net sale/maturity of banking-related assets of $196.6 million and an increase in other assets of $55.7 million, partially offset by depreciation, amortization and discount accretion of $36.1 million and an increase in brokerage-related liabilities in excess of assets, net of effects from acquisitions of $111.4 million. Cash used in operating activities, net of effects from acquisitions and net of the effects of realized gains on the sale of available-for-sale securities of $10.9 million, was $142.2 million for the three months ended March 31, 2000. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects from acquisitions, of $239.3 million, an increase in other assets of $113.7 million, offset by an increase in accounts payable, accrued and other liabilities of $202.9 million.

        Cash used in investing activities was $469.4 million and $1,752.7 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, cash used in investing activities resulted primarily from an increase in loans receivable and purchases of property and equipment, partially offset by an excess of the net sale/maturity of investments over the purchases of investments.

        Cash provided by financing activities was $505.6 million and $1,965.7 million for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001 and 2000, cash provided by financing activities primarily resulted from an increase in banking deposits and net advances from the FHLB, offset by payments on advances from the FHLB and decreases in securities sold under agreements to repurchase.

Recent Accounting Pronouncements

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standard for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transactions after March 31, 2001. We are currently evaluating the impact of SFAS No. 140 on our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share

        The market for financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from financial institutions, brokerage firms, banks, mutual fund companies, Internet portals and other organizations, including among others:

•	American Express Company

•	AOL Time Warner Inc.

•	Ameritrade, Inc.

•	Bank of America Corporation

•	Charles Schwab & Co., Inc.

•	CSFBdirect (formerly DLJ direct)

•	J.P. Morgan Chase & Co.

•	Citigroup Inc.

•	Datek Online Holdings Corporation

•	Fidelity Investments

•	FleetBoston Financial Corporation

•	Intuit Inc.

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated

•	Microsoft MoneyCentral

•	Morgan Stanley Dean Witter & Co.

•	National Discount Brokers Corporation (which is owned by Deutsche Bank)

•	NetBank, Inc.

•	PaineWebber Group, Inc. (which is owned by UBS AG)

•	Salomon Smith Barney, Inc. (which is owned by Citigroup)

•	TD Waterhouse Group, Inc.

•	Wells Fargo & Company

•	WingspanBank.com (a division of First USA Bank, N.A.)

•	Yahoo! Inc.

        Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of investment banking, advisory and other financial services and products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer preferences and requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. These competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the online financial services industry. Moreover, some of our competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. It is possible that new competitors or alliances among existing competitors may significantly reduce our market share.

        General financial success within the financial services industry over the past several years has strengthened existing competitors and may continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their financial product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, we may be adversely affected by such competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be adversely affected.

        There can be no assurance that we will be able to compete effectively with current or future competitors or that this competition will not significantly harm our business.

The security of our computers or confidential customer information transmitted over public networks could be breached, which could deter customers from using our services and significantly damage our reputation

        Because we rely heavily on electronic communications and secure transaction processing in our securities, banking and ATM businesses, we must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. We must also provide for the secure transmission of confidential information over public networks. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers could jeopardize the security of information stored in and transmitted through our computer systems and network, which could harm our ability to retain or attract customers, damage our reputation and subject us to litigation and financial losses. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information over public networks. Advances in computer and decryption capabilities or other developments could compromise the methods we use to protect customer transaction data, which could harm our ability to retain or attract customers. In addition, we must guard against damage by persons with authorized access to our computer systems. The security and encryption technology and the operational procedures we implement to prevent break-ins, damage and failures may be unable to prevent future disruptions of our operations. Our insurance coverage may be insufficient to cover losses that may result from these events.

As a significant portion of our revenues come from online investing services, downturns in the securities industry have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

        A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide including a substantial decrease in the past quarter, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE customers who receive more favorable pricing based on their transaction volume. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. We cannot assure you that U.S. securities markets will not continue to be volatile or that prices and transaction volumes will not continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “Item 2. Risk Factors—If we are unable to compete effectively against our competitors, some of whom have significantly greater financial, technical, marketing and other resources, our business may suffer.”

Downturns in the securities markets increase the risk that parties to margin lending transactions with us will fail to honor their commitments and that the value of the collateral we hold in connection with those transactions will not be adequate, increasing our risk of losses from our margin lending activities

        We sometimes allow customers to purchase securities on margin, and we are therefore subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer’s indebtedness. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. Any such losses could harm our financial position and results of operations.

Our inability to retain and hire skilled personnel and senior management could seriously harm our ability to maintain and grow our business

        Over the past year, we hired a significant number of additional skilled personnel, including persons with experience in the computer, brokerage and banking industries, and persons with Series 7 or other broker-dealer licenses. If the number of accounts and transaction volume increases significantly over current volume, there could be a shortage of qualified and, in some cases, licensed personnel that we may then be seeking to hire which could cause a backlog in the handling of banking transactions or the processing of brokerage orders that need review, and that could harm our business, financial condition and operating results. Competition for such personnel is intense when trading volumes are high, and there can be no assurance that we will be able to retain or hire technical persons or licensed representatives in the future.

        In addition, our future success depends to a significant degree on the skills, experience and efforts of our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, and other key management personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed

        We process customer transactions mostly through the Internet, online service providers, touch-tone telephones and our computer systems, and we depend heavily on the integrity of the communications and computer systems supporting these transactions, including our internal software programs and computer systems. A degradation or interruption in the operation of these systems could subject us to significant customer litigation and could materially harm our reputation. Our systems or any other systems in the transaction process could slow down significantly or fail for a variety of reasons including:

•	undetected errors in software programs or computer systems,

•	our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected, or

•	heavy stress placed on systems in the transaction process during certain peak trading times.

        If our systems or any other systems in the transaction process slow down or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial customer losses and may subject us to claims for these losses or to litigation. The NASDR defines a “system failure” as a shutdown of our mission critical systems (defined as those necessary for the acceptance and execution of online securities orders) which causes the customers’ use of these systems to equal or exceed system capacity during regular market hours, or a shutdown of any system application necessary for the acceptance and execution of online securities orders for a period of 15 continuous minutes that affects 25% or more of the customers on the system from effecting securities transactions during regular market hours. We have experienced systems failures and degradation in the past. Systems failures and degradations could occur with respect to U.S. markets or foreign markets where we must implement new transaction processing infrastructures. To date, during our systems failures, we were able to take orders by telephone; however, with respect to our brokerage transactions, only associates with securities brokers’ licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure, and we may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures.

Increases in prevailing and anticipated interest rates would reduce the value of the Bank’s fixed rate investments and may decrease the Bank’s profitability by increasing the expense of variable rate interest-bearing liabilities without a corresponding increase in income from assets bearing a fixed rate of interest

        The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates (and the yield curve) could reduce the value of the Bank’s financial assets and thereby reduce net interest income. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.

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

The Bank’s asset diversification to include higher yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

        As the Bank diversifies its investment portfolio through purchases of new higher yielding investment classes, we will have to manage assets that carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a simultaneous increase in the amount of our loss reserves would be required. The increased level of charge-offs recorded to meet additional reserve requirements could harm the results of our operations if those higher yields do not cover the charge-offs.

We rely on a number of third parties to process our transactions, and their inability to expand their technology to meet our needs, or our inability to expand our own technology in the event of a significant increase in demand, could impair our ability to acquire new customers and otherwise grow our business

        We rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, other service providers and market-makers, all of which may need to expand the scope of the operations they perform for us. Any backlog caused by a third party’s inability to expand sufficiently to meet our needs could harm our business. In addition, in the past rapid growth in the use of our services has strained our own ability to adequately expand technologically to meet increased demand.

If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers

        Our future profitability depends significantly on our ability to develop and enhance our services and products. There are significant challenges to such development and enhancement, including technical risks. There can be no assurance that we will be successful in achieving any of the following:

•	effectively using new technologies,

•	adapting our services and products to meet emerging industry standards,

•	developing, introducing and marketing service and product enhancements, or

•	developing, introducing and marketing new services and products to meet customer demand.

        Additionally, these new services and products, if they are developed, may not adequately meet the requirements of the marketplace or achieve market acceptance. If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business could be harmed.

If our Business Solutions Group products fail or produce inaccurate results we could be subject to litigation and our reputation may be harmed

        BSG provides products and services to assist companies to work effectively with their own professional legal, accounting and tax advisors to comply with the laws, regulations, and rules pertaining to equity compensation. BSG provides products and services that, by their nature, are highly technical and intricate, and that deal with issues which could result in significant accounting and tax reporting inaccuracies. If BSG’s efforts to protect itself from liability arising from product design limitations and/or potential human error prove inadequate, these inaccuracies could subject BSG to customer litigation and damage our reputation.

The size of our market and our results of operations depend heavily upon the growing acceptance of the Internet as a commercial marketplace for financial services

        Because the electronic provision of financial services is currently the most significant part of our business, sales of most of our services and products will depend on consumers continuing to adopt the Internet as a method of doing business and, in particular, as a method of obtaining financial services. Several factors could adversely affect the acceptance and growth of online commerce. For example, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by growing usage. In addition, the Internet could be adversely affected by the slow development or adoption of standards and protocols to handle increased Internet activity or by increased governmental regulation. Moreover, critical Internet issues including privacy, security, reliability, cost, ease of use, accessibility and quality of service remain unresolved, which could negatively affect the growth of Internet use or commerce on the Internet.

        Even if Internet commerce grows generally, the online market for financial services could grow more slowly or even shrink in size. Adoption of online commerce for financial services by individuals who have relied upon traditional delivery channels in the past will require such individuals to accept new and different methods of conducting business Consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Also, concerns about security and privacy on the Internet may hinder the growth of online investing and banking, which could harm our business.

If our international efforts are not successful, our business growth will be harmed and our resources will not have been used efficiently

        One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally, and ETFC has had only limited experience providing banking services to customers outside the United States. There can be no assurance that we and/or our international licensees will be able to market our branded services and products successfully in international markets.

        In order to expand our services globally, we must comply with the regulatory controls of each specific country in which we conduct business. Our international expansion could be limited by the compliance requirements of other regulatory jurisdictions, including the EU’s Privacy Directive regulating the use and transfer of customer data. We intend to rely primarily on local third parties and our subsidiaries for regulatory compliance in foreign jurisdictions.

        In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

•	unexpected changes in regulatory requirements and trade barriers,

•	difficulties in staffing and managing foreign operations,

•	the level of investor interest in cross-border trading,

•	authentication of online customers,

•	political instability,

•	fluctuations in currency exchange rates,

•	reduced protection for intellectual property rights in some countries,

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

•	the level of adoption of the Internet in international markets, and

•	potentially adverse tax consequences.

        Any of the foregoing could harm our international operations. In addition, because some of these international markets are served through license arrangements with others, we rely upon these third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction could harm our operations and/or our reputation. Additionally, certain of our international licensees have the right to grant sublicenses. Generally, we have less control over sublicensees than we do over licensees. As a result, the risk to our operations and goodwill is higher.

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business.

        We recently acquired ETFC, TIR, E*TRADE Access, Electronic Investing Corporation, PrivateAccounts Inc., renamed E*TRADE Advisory Services, Inc. on January 2, 2001, E*TRADE Technologies, LoansDirect and several of our international affiliates. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and integration of acquired operations and products,

•	diversion of management’s attention from other business concerns,

•	failure to achieve anticipated cost savings,

•	amortization of acquired intangible assets, with the effect of reducing our reported earnings, and

•	potential loss of key associates of acquired companies.

        No assurance can be given as to our ability to integrate successfully any operations, technology, personnel, services or new businesses or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could harm our business. In addition, there can be no assurance that we will realize a positive return on any of these investments.

Any failure to maintain our relationships with strategic partners or loss in value of the investments we make could harm our business

        We have established a number of strategic relationships with online and Internet service providers, as well as software and information service providers and retail companies. There can be no assurance that any such relationships will be maintained, or that if they are maintained, they will be successful or profitable. Additionally, we may not be able to develop new relationships of this type in the future.

        We also make investments, either directly or through affiliated private investment funds, in equity securities of other companies without acquiring control of those companies. There may be no public market for the securities of the companies in which we invest, and we may not be able to sell these securities at a profit, or at all.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights, be liable for significant damages, or incur significant costs and expenses regardless of the merits of the claims against us

        Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and a number of other countries, and have other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” could harm our business. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

•	enforce our intellectual property rights,

•	protect our trade secrets,

•	determine the validity and scope of the proprietary rights of others, or

•	defend against claims of infringement or invalidity.

        Such litigation, whether successful or unsuccessful, could result in substantial costs and divert resources, either of which could harm our business.

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

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

If changes in government regulation favor our competition or restrict our business practices, our ability to attract customers and our profitability may suffer

        The securities industry in the United States is subject to extensive regulation under both federal and state laws. The banking industry in the United States is subject to extensive federal regulation. Broker-dealers are subject to regulations covering all aspects of the securities business, including:

•	sales methods,

•	recommendations of securities,

•	trading practices among broker-dealers,

•	execution of customers’ orders,

•	use and safekeeping of customers’ funds and securities,

•	capital structure,

•	record keeping,

•	advertising,

•	conduct of directors, officers and employees, and

•	supervision.

        Because we are a self-clearing broker-dealer, we have to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system.

        Similarly, the Parent and ETFC, as savings and loan holding companies, and the Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, and conduct and qualifications of personnel.

        Because of our international presence, we are also subject to the regulatory controls of each specific country in which we conduct business.

        Because we operate in an industry subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules. For example, in November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for financial holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face.

        There can be no assurance that federal, state or foreign agencies will not further regulate our business. We anticipate that we may be required to comply with record keeping, data processing and other regulatory requirements as a result of proposed federal legislation or otherwise. We may also be subject to additional regulation as the market for online commerce evolves. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations affecting our business or operations. We may also be subject to federal, state or foreign money transmitter laws and state and foreign sales or use tax laws. If such laws are enacted or deemed applicable to us, our business or operations could be rendered more costly or burdensome, less efficient or even impossible. Any of the foregoing could harm our business, financial condition and operating results.

If we fail to comply with applicable securities and banking regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

        The SEC, the NASDR or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a system to ensure such compliance, as well as our ability to attract and retain qualified compliance personnel. Our growth has placed considerable strain on our ability to ensure such compliance. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could harm our business.

If we do not maintain the capital levels required by regulators, we may be fined or forced out of business

        The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a securities firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASDR, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business.

        The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of March 31, 2001 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities Incorporated.	$48,123	$414,103	$365,980
E*TRADE Institutional Securities, Inc.	$ 250	$ 2,779	$ 2,529
E*TRADE Investor Select, Inc.	$ 5	$ 230	$ 225
Marquette Securities, Inc.	$ 250	$ 795	$ 545
E*TRADE Capital Markets, Inc.	$ 174	$ 14,126	$ 13,952
E*TRADE Canada Securities Corporation	$ 56	$ 192	$ 136

        Similarly, banks, such as the Bank, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could harm a bank’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, a bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of the bank’s capital, risk weightings of assets and off-balance-sheet transactions, and other factors.

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

        The table below summarizes the capital adequacy requirements for the Bank as of March 31, 2001 (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio
Core Capital (to adjusted tangible assets)	$682,943	5.66%	>$603,741	> 5.0%
Tier 1 Capital (to risk weighted assets)	$682,943	11.57%	>$354,124	> 6.0%
Total Capital (to risk weighted assets)	$696,595	11.80%	>$590,206	> 10.0%

Restrictions on the ability of or decreased willingness of third parties to make payments for order flow could reduce our profitability

        Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. In addition, the listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001 and the Nasdaq initiated decimalization in March 2001. With the advent of decimalization, certain market makers have announced plans to reduce payments for order flow, while others are taking a “wait and see” approach. As a majority of our order flow revenues is derived from Nasdaq listed securities, the impact of decimalization during the quarter ended March 31, 2001 has not been significant, but the impact of decimalization on future revenues cannot be accurately predicted at this time, and a general decrease in these revenues is expected. Further, there can be no assurance that we will be able to continue our present relationships and terms for payments for order flow. Loss of any or all of these revenues could harm our business.

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

        All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. We are currently the subject of a formal NASDR investigation and an informal SEC inquiry into our advertising practices. The NASDR can impose certain penalties for violations of its advertising regulations, including:

•	censures or fines,

•	suspension of all advertising,

•	the issuance of cease-and-desist orders, or

•	the suspension or expulsion of a broker-dealer or any of its officers or employees.

        In addition, the federal banking agencies impose restrictions on bank advertising of non-deposit investment products to minimize the likelihood of customer confusion.

If we were to solicit orders from our customers or make investment recommendations, we would become subject to additional regulations that could be burdensome and subject us to fines and other penalties

        We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. Compliance with these regulations could be burdensome, and, if we fail to comply, we could be subject to fines and other penalties. We are continuing to development technology, through a joint venture, that may enable us to provide financial advice for online investors in the future.

Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services and those regulations could adversely affect the growth of the online financial services industry

        As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy which will take effect in July 2001 that will require E*TRADE Securities and the Bank to notify consumers about the circumstances in which they may share consumers’ personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and the Bank already provide such opt-out rights in our privacy policies, the regulations will require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations.

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

        Increased attention focused upon these issues could hurt the growth of the online financial services industry, which could, in turn, decrease the demand for our services or could otherwise harm our business.

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

        Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement power over ETFC and us, including the ability to issue cease-and-desist orders, up to and including forcing divestiture of the Bank, and civil money penalties, for violating the Savings and Loan Holding Company Act. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may also make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment, and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

        We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not interpreted these provisions. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies. These restrictions could prevent us from pursuing certain activities and transactions that could be beneficial to us.

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

We may incur costs to avoid investment company status and our business would suffer significant harm if we were deemed to be an investment company

        We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940, commonly referred to as the 1940 Act.

        A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. After giving effect to the sale of 6% convertible subordinated notes, we will have substantial short-term investments until the net proceeds from the sale can be deployed. In addition, we and our subsidiaries have made minority equity investments in other companies that may constitute investment securities under the 1940 Act. In particular, many of our publicly-traded equity investments, which are owned directly or indirectly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments or a decline in our total assets may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an “investment company” under the 1940 Act.

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

RISKS RELATING TO OWNING OUR STOCK

Our historical quarterly results have fluctuated and do not reliably indicate future operating results

        We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

•	fluctuations in the fair market value of our equity investments in other companies, including through existing or future private investment funds managed by us,

•	fluctuations in interest rates, which will impact our investment and loan portfolios,

•	changes in trading volume in securities markets,

•	the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships,

•	changes in key personnel,

•	seasonal trends,

•	purchases and sales of securities and other assets as part of the Bank’s portfolio restructuring efforts,

•	customer acquisition costs, which may be affected by competitive conditions in the marketplace,

•	the timing of introductions or enhancements to online financial services and products by us or our competitors,

•	market acceptance of online financial services and products,

•	domestic and international regulation of the brokerage, banking and Internet industries,

•	accounting for derivative instruments and hedging activities,

•	changes in domestic or international tax rates,

•	changes in pricing policies by us or our competitors,

•	fluctuation in foreign exchange rates, and

•	changes in the level of operating expenses to support projected growth.

        We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

We have incurred losses in the past and we cannot assure you that we will achieve profitability

        We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We incurred net losses of $402,000 in fiscal 1998 and $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be sustained.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquire them

        Since January 1, 2000, the price per share of our common stock has ranged from a high of $15.38 to a low of $5.32. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

•	quarterly variations in operating results,

•	volatility in the stock market,

•	volatility in the general economy,

•	changes in interest rates,

•	announcements of acquisitions, technological innovations or new software, services or products by us or our competitors, and

•	changes in financial estimates and recommendations by securities analysts.

        In addition, there have been large fluctuations in the prices and trading volumes of securities of many technology, Internet and financial services companies. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key associates, our access to capital and other aspects of our business, which also could harm our business.

We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock

        In the future, we may need to raise additional funds for various purposes, including to expand our technology resources, to hire additional associates, to make acquisitions or to increase the Bank’s total assets or deposit base. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our business growth plans. In addition, if funds are available, the result of our issuing securities could be to dilute the value of shares of our common stock and cause the market price to fall.

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

    Interest Rate Sensitivity

        During the quarter ended March 31, 2001, we had a variable rate bank line of credit and three variable rate term loans. As of March 31, 2001, we had no borrowings outstanding under this line of credit and $18.7 million outstanding under these term loans. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at March 31, 2001, the interest payments would increase by an immaterial amount.

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

    Equity Price Risk

        We have investments in publicly-traded equity securities which, in conjunction with cash provided from operations and financing arrangements, are utilized to meet forecasted liquidity needs. The fair value of these securities at March 31, 2001 was $22.1 million. As a result of significant market volatility during the quarter ended March 31, 2001, the fair value of our equity portfolio was subjected to significant fluctuations. As we account for these securities as available-for-sale, unrealized gains and losses resulting from changes in the fair value of these securities are reflected as a change in shareowners’ equity, and not reflected in the determination of operating results until the securities are sold. Depreciation in the market value of our portfolio impacts our financing strategies which could result in higher interest expense if alternative financing strategies are used. At March 31, 2001, unrealized gains on these securities were $13,000 million and unrealized losses on these securities were $11.6 million.

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

Banking Operations

        We manage our banking related interest rate risk through the use of derivatives such as interest rate cap, swap and floor agreements. We use these instruments to ensure that the market value of equity and net interest income are protected from the impact of changes in interest rates. During the quarter, changes in interest rates, increasing prepayments, portfolio restructurings, and additional hedging activity substantially changed our market risk.

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

        The following assumptions were used to prepare our gap table at March 31, 2001. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that adjustable-rate residential mortgage loans and mortgage-backed securities prepay at an annual rate of between 10% and 40%, based on estimated future prepayment rates for comparable market benchmark securities and the Bank’s prepayment history. The table also assumes that fixed-rate, residential loans and mortgage-backed securities prepay at an annual rate of between 8% and 35%. The above assumptions were applied on a pool-by-pool basis depending on the pools characteristics which include, but are not limited to, the following: product type, coupon rate, rate adjustment frequency, periodic cap, lifetime cap and net coupon reset margin. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

The following table sets forth our gap at March 31, 2001 (dollars in thousands):

	Balance at March 31, 2001	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years
Interest-earning banking assets:
Loans receivable, net	$ 6,345,377	54.26%	$ 485,201	$1,431,295	$3,656,471	$ 772,410
Mortgage-backed securities, available-for- sale and trading	3,972,033	33.97	359,337	813,316	1,877,965	921,415
Investment securities, available-for-sale and FHLB stock	1,327,805	11.35	161,441	149,929	587,111	429,324
Federal funds sold and interest bearing deposits	49,356	0.42	—	9,871	39,485	—

Total interest-earning banking assets	11,694,571	100.00%	$1,005,979	$2,404,411	$6,161,032	$2,123,149

Non-interest-earning banking assets	378,842

Total banking assets	$12,073,413

Interest-bearing banking liabilities:
Savings deposits	$ 1,279,438	11.75%	$ —	$ —	$1,279,438	$ —
Time deposits	5,583,191	51.24	221,675	3,861,950	1,416,375	83,191
FHLB advances	1,187,000	10.89	987,000	—	150,000	50,000
Other borrowings	2,846,426	26.12	2,846,426	—	—	—

Total interest-bearing banking liabilities	10,896,055	100.00%	$4,055,101	$3,861,950	$2,845,813	$ 133,191

Non-interest-bearing banking liabilities	456,828

Total banking liabilities	$11,352,883

Periodic gap			$(3,049,122)	$(1,457,539)	$ 3,315,219	$ 1,989,958

Cumulative gap			$(3,049,122)	$(4,506,661)	$(1,191,442)	$ 798,516

Cumulative gap to total assets			(25.3)%	(37.3)%	(9.9)%	6.6%
Cumulative gap to total assets hedge affected			85.5%	87.1%	55.9%	70.3%
As of September 30, 2000:
Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

        As of March 31, 2001, the Bank’s cumulative one-year gap and five-year gap of positive 87.1% and positive 55.9% have increased from negative 12.8% and negative 21.5% as of September 30, 2000. The changes are due largely to additional hedging activity and the shortening of duration of the mortgage assets as a result of lower interest rates and faster prepayment assumptions.

PART II.    OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

        Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal and Administrative Proceedings in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2000, and under Part II Item 1. Legal and Administrative Proceedings in our Transition Report on Form 10QT for the quarter ended December 31, 2000.

        With respect to the putative class action filed in the Superior Court of California, County of Santa Clara, by Eile Wurtman on March 11, 1999, the plaintiff filed her second amended complaint on or about March 21, 2001. On April 3, 2001, we filed our answer to plaintiff’s second amended complaint denying plaintiff’s allegations. At this time, we are unable to predict the ultimate outcome of this proceeding.

        From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving both securities related and non-securities related matters. We are also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations. The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

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

Item 2.    Changes in Securities and Use of Proceeds

        On February 1, 2001, the Company authorized the issuance of 2,997,951 shares of its common stock in connection with the acquisition of LoansDirect as consideration for all the issued and outstanding capital stock of LoansDirect. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 20, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 2,997,951 shares. The registration statement has not yet been declared effective.

        On February 22, 2001, the Company authorized the issuance of 191,250 shares of common stock in connection with its acquisition of Confluent, Inc. pursuant to the Agreement and Plan of Reorganization dated September 20, 1999. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

        On March 12, 2001, the Company authorized the issuance of 1,416,586 shares of common stock in connection with the acquisition of E*TRADE Germany AG, as part of the consideration for all of the capital shares of E*TRADE Germany AG. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 16, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 1,416,586 shares. The registration statement has not yet been declared effective.

        On March 12, 2001, the Company authorized the issuance of an aggregate of 618,057 shares of unregistered common stock in connection with the acquisition of PrivateAccounts, Inc. (renamed “E*TRADE Advisory Services Inc.” on January 2, 2001). The shares were deposited into escrow pursuant to the terms of the merger agreement as a portion of the consideration for the merger. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 20, 2001, the Bank of New York as escrow agent authorized the release from escrow of 478,500 of the shares of common stock.

        On March 14, 2001, the Company authorized the issuance of an aggregate of 78,928 shares of common stock in connection with the acquisition of E*TRADE Nordic AB, referred to in this Form 10-Q as E*TRADE Nordic as consideration for the purchase pursuant to a forward agreement of shares of E*TRADE Nordic held by E*TRADE Nordic shareholders upon the exercise of E*TRADE Nordic stock options held by them. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On April 23, 2001, the Company filed an amended registration statement with the Securities and Exchange Commission for the resale of these 78,928 shares. The registration statement has not yet been declared effective.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
*10.1	Form of Stock Pledge Agreement by and between the Company and Charles W. Thomson dated February 28, 2001

*10.2	Form of Loan, Note and Stock Pledge Agreements by and between the Company and Pamela Kramer dated March 30, 2001

*10.3	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly-owned subsidiary of the Company, and each of Jerry Gramaglia and Charles W. Thomson, as lessees

*	Filed herewith.

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

        On February 12, 2001, by filing a Form 8-K/A (Amendment No. 2), the Company amended the Current Report on Form 8-K as previously filed on January 19, 2001 and as amended by Form 8-K/A filed on January 23, 2001. The Form 8-K/A (Amendment No. 2) amends items 4 and 7 to supplement the information provided in those items.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E*TRADE Group, Inc.
(Registrant)

Dated: May 15, 2001

By:	/s/ CHRISTOS M. COTSAKOS

Christos M. Cotsakos
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LEONARD C. PURKIS

Leonard C. Purkis
Chief Financial Officer
(Principal Financial and Accounting Officer)