Form 10-Q
period 2001-06-30
E TRADE GROUP INC
filed 2001-08-14
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

        As of August 6, 2001, there were 339,117,637 shares of common stock and 2,261,624 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2001

Part II—Other Information

        The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

        References to E*TRADE, Company, “we”, “us” and “our” in this Form 10-Q refer to E*TRADE Group, Inc. and its subsidiaries unless the context requires otherwise.

        E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE, and TELE*MASTER are trademarks or registered trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Transaction revenues	$ 109,264	$ 180,194	$ 240,626	$ 434,790
Interest income	298,515	258,391	615,945	501,973
Global and institutional	37,047	40,577	73,888	90,253
Other	71,185	24,949	135,677	41,660

Gross revenues	516,011	504,111	1,066,136	1,068,676
Interest expense	(206,176)	(164,841)	(425,277)	(311,450)
Provision for loan losses	(1,656)	(974)	(3,099)	(2,230)

Net revenues	308,179	338,296	637,760	754,996

Cost of services	150,458	128,582	292,893	264,161

Operating expenses:
Selling and marketing	55,399	117,324	149,097	297,929
Technology development	23,420	33,792	45,701	77,127
General and administrative	61,906	52,188	122,148	104,739
Amortization of goodwill and other intangibles	9,022	6,908	17,021	12,205
Acquisition-related expenses	517	1,133	517	25,732

Total operating expenses	150,264	211,345	334,484	517,732

Total cost of services and operating expenses	300,722	339,927	627,377	781,893

Operating income (loss)	7,457	(1,631)	10,383	(26,897)

Non-operating income (expense):
Corporate interest income	5,220	5,609	10,998	9,229
Corporate interest expense	(12,759)	(11,020)	(23,987)	(18,148)
Gain (loss) on investments	(13,042)	24,416	(15,573)	35,331
Equity in losses of investments	(1,811)	(1,414)	(5,152)	(2,150)
Unrealized loss on venture funds	(8,958)	(3,462)	(20,569)	(18,090)
Fair value adjustments of financial derivatives	(1,710)	—	(1,376)	—
Other	292	(970)	(408)	(1,723)

Total non-operating income (expense)	(32,768)	13,159	(56,067)	4,449

Pre-tax income (loss)	(25,311)	11,528	(45,684)	(22,448)
Income tax expense (benefit)	(12,655)	7,896	(25,897)	(1,022)
Minority interest in subsidiaries	(350)	(585)	(315)	(177)

Income (loss) before extraordinary gain on early extinguishment of debt, net of tax	(12,306)	4,217	(19,472)	(21,249)
Extraordinary gain on early extinguishment of debt, net of tax (See Note 7)	2,111	—	74	—

Net income (loss)	$ (10,195)	$ 4,217	$ (19,398)	$ (21,249)

Income (loss) per share before extraordinary gain on early extinguishment of debt:
Basic	$ (0.04)	$ 0.01	$ (0.06)	$ (0.07)

Diluted	$ (0.04)	$ 0.01	$ (0.06)	$ (0.07)

Net income (loss) per share:
Basic	$ (0.03)	$ 0.01	$ (0.06)	$ (0.07)

Diluted	$ (0.03)	$ 0.01	$ (0.06)	$ (0.07)

Shares used in computation of per share data (See Note 11):
Basic	321,550	302,870	319,405	298,115
Diluted	321,550	318,731	319,405	298,115

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2001	September 30, 2000
	(unaudited)
ASSETS

Cash and equivalents	$ 185,409	$ 175,443
Cash and investments required to be segregated under Federal or other regulations	173,454	125,862
Brokerage receivables—net	4,335,405	6,542,508
Mortgage-backed securities	3,998,938	4,188,553
Loans receivable—net of allowance for loan losses of $15,080 at June 30, 2001 and $10,930 at September 30, 2000	6,911,940	4,172,754
Investments	2,080,166	985,218
Property and equipment—net	414,399	334,262
Goodwill and other intangibles	492,227	484,166
Other assets	708,233	308,671

Total assets	$19,300,171	$17,317,437

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities:
Brokerage payables	$ 4,255,376	$ 6,055,530
Banking deposits	7,687,006	4,721,801
Borrowings by bank subsidiary	3,832,887	3,531,000
Convertible subordinated notes	945,000	650,000
Accounts payable, accrued and other liabilities	749,119	471,626

Total liabilities	17,469,388	15,429,957

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $32,400)	30,779	30,647

Commitments and contingencies
Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at June 30, 2001 and September 30, 2000	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized:
10,644,223; issued and outstanding: 2,823,206 at June 30, 2001 and 5,619,543 at September 30, 2000	28	56
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 334,394,381 at June 30, 2001 and 304,504,764 at September 30, 2000	3,344	3,045
Additional paid-in capital	2,012,665	1,814,581
Unearned Employee Stock Ownership Plan shares	(1,157)	(1,560)
Shareowners’ notes receivable	(31,644)	(19,103)
Deferred stock compensation	(34,521)	—
Accumulated deficit	(24,953)	(6,908)
Accumulated other comprehensive income (loss)	(123,758)	66,722

Total shareowners’ equity	1,800,004	1,856,833

Total liabilities and shareowners’ equity	$19,300,171	$17,317,437

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Net cash used in operating activities	$ (71,106)	$ (286,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities, and other investments, net of securities received in business acquisitions	(13,436,885)	(5,595,325)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for- sale securities, and other investments	13,483,144	4,072,880
Net increase in loans receivable, net of loans received in business acquisitions	(1,250,753)	(1,122,727)
(Increase) decrease in restricted deposits	165	(21,686)
Purchases of property and equipment, net of property and equipment received in business acquisitions	(96,234)	(104,030)
Other	(86,545)	(7,926)

Net cash used in investing activities	(1,387,108)	(2,778,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	1,936,797	1,273,752
Advances from the Federal Home Loan Bank of Atlanta	1,175,300	1,222,000
Payments on advances from the Federal Home Loan Bank of Atlanta	(1,925,839)	(565,000)
Net increase (decrease) in securities sold under agreements to repurchase	(45,927)	440,842
Net proceeds from convertible subordinated notes	315,250	631,312
Proceeds from payments of principal and prepayments of interest on related party loans, net of loans issued	2,465	—
Proceeds from issuance of common stock from associate stock transactions	20,497	44,508
Proceeds from bank loans and lines of credit, net of transaction costs	(538)	74,920
Payments on bank loans and lines of credit	(28,498)	(151,843)
Repayment of capital lease obligations	(6,359)	(5,538)
Issuance of shareowners’ notes receivable	(12,500)	(18,607)
Other	545	177

Net cash provided by financing activities	1,431,193	2,946,523

DECREASE IN CASH AND EQUIVALENTS	(27,021)	(118,755)
CASH AND EQUIVALENTS—Beginning of period	212,430	326,227

CASH AND EQUIVALENTS—End of period	$ 185,409	$ 207,472

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$ (75,133)	$ (317,130)

Tax benefit on exercise of stock options	$ 8,618	$ 17,481

Assets acquired under capital lease obligations	$ 2,148	$ 1,054

Change in financial derivatives recorded at fair market value	$ (143,778)	$ —

Deferred stock compensation	$ 34,521	$ —

Reclassification of loans held for investment to loans held for sale	$ 802,865	$ —

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$ 96,202	$ 87,943
Cash paid, less acquired (including acquisition costs)	1,521	5,018
Liabilities assumed	4,763	17,793
Reduction in payable for purchase of international subsidiary	(12,341)	—
Carrying value of joint-venture investment	1,258	—

Fair value of assets acquired (including goodwill of $35,010 and $90,930)	$ 91,403	$ 110,754

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

        On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31.

        The unaudited condensed consolidated financial statements of the Company include the accounts of the Parent and its majority owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Entities in which there is at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method; those in which there is a less than 20% ownership are generally carried at cost.

        These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, commonly referred to as the SEC, and, in the opinion of management, reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

        Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    BUSINESS COMBINATIONS

        In May 2001, the Company entered into an agreement to acquire WebStreet, Inc., referred to in this Form 10-Q as WebStreet, parent company of WebStreet Securities, Inc., referred to in this Form 10-Q as WebStreet Securities, an online brokerage firm, for an aggregate purchase price of approximately $46.3 million, comprised of approximately 4.9 million shares of the Company’s common stock valued at $43.5 million, the assumption of approximately 418,000 warrants valued at approximately $700,000, and acquisition costs of approximately $2.1 million. Through the acquisition of WebStreet, the Company expects to increase its customer base, advancing its diversified online financial services model. As of June 30, 2001, the Company had obtained a controlling interest in WebStreet and completed the acquisition of all its outstanding shares by August 6, 2001. The acquisition was accounted for using the purchase method of accounting and the results of WebStreet’s operations will be combined with those of the Company from the date of acquisition. The purchase price exceeded the fair value of the tangible assets acquired by approximately $35.0 million, which has been preliminarily allocated to the active brokerage accounts acquired in the June 30, 2001 balance sheet. The value allocated to active accounts acquired will be amortized over seven years using an accelerated method. The purchase price allocation at June 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired.

        On February 1, 2001, the Company acquired LoansDirect, Inc., which merged into and was renamed E*TRADE Mortgage Corporation, referred to in this Form 10-Q as E*TRADE Mortgage, on June 15, 2001, an alternative distribution mortgage originator, for an aggregate purchase price of approximately $36.0 million, comprised of approximately 3.0 million shares of the Company’s common stock valued at $33.0 million, the assumption of vested employee stock options of approximately $1.5 million, and acquisition costs of approximately $1.5 million. Through the acquisition of E*TRADE Mortgage, the Company expects to make strategic inroads into the consumer lending market, advancing its diversified online financial services model. The acquisition was accounted for using the purchase method of accounting and the results of E*TRADE Mortgage’s operations have been combined with those of the Company since the date of acquisition. The purchase price exceeded the fair value of the assets acquired by approximately $32.0 million, which was recorded as goodwill to be amortized over 15 years. The purchase price allocation at June 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for E*TRADE Mortgage were not material. Included in other revenue, the Company recorded $24.9 million and $34.1 million in the three and six months ended June 30, 2001, respectively, from the gain on the sale of loans originated by E*TRADE Mortgage. Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the cash received and the asset retained by the Company, if any, and the carrying value of the related loans sold less related transaction costs. Since the Company sells its loans on a servicing released basis, gains are increased by the amount of any servicing released premiums received. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold.

        The proforma information below assumes that the acquisitions of WebStreet and E*TRADE Mortgage occurred at the beginning of calendar year 2000 and includes the effect of amortization of goodwill and the amount allocated to active brokerage accounts acquired from that date (in thousands, except per share amounts):

	Six Months Ended June 30,
	2001	2000
Net revenues	$649,811	$786,417
Loss before extraordinary gain on early extinguishment of debt, net of tax	(32,987)	(38,553)
Net loss	(32,913)	(38,553)
Basic and diluted loss per share before extraordinary gain on early extinguishment of debt	$ (0.10)	$ (0.13)
Basic and diluted loss per share	$ (0.10)	$ (0.13)

        The proforma information is for information purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisition taken place at the beginning of calendar year 2000.

        In October 2000, the Company completed the acquisition of PrivateAccounts, Inc., renamed E*TRADE Advisory Services, Inc. on March 26, 2001, and referred to in this Form 10-Q as E*TRADE Advisory Services, a Minneapolis-based developer of online separately managed accounts. The Company issued 618,057 shares of common stock valued at approximately $8.7 million in exchange for 100% of the outstanding shares of E*TRADE Advisory Services. The Company also issued an equal number of shares to be held in escrow until the completion of product and asset target milestones, whereby the Company would be required to issue up to an additional $31.0 million of the Company’s common stock and, if necessary, cash consideration as incentive consideration. In March 2001, E*TRADE Advisory Services achieved a product development milestone, resulting in the release of approximately 479,000 shares valued at approximately $4.3 million from escrow. Subsequent to the three months ended June 30, 2001, E*TRADE Advisory services achieved a second product development milestone, resulting in the release from escrow of approximately 140,000 shares and the issuance of approximately 557,000 shares valued in total at $4.3 million. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Advisory Services’ operations have been combined with those of the Company since the date of acquisition. The purchase price allocation at June 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for E*TRADE Advisory Services were not material.

        In October 1999, the Company entered into a joint venture agreement with Berliner Effektenbank AG and New York Broker Deutschland AG to form E*TRADE Germany AG, referred to in this Form 10-Q as E*TRADE Germany. The Company had a 60% ownership interest in this joint venture at September 30, 2000. The Company entered into an agreement to acquire the remaining 40% ownership interest in E*TRADE Germany for approximately 24.0 million Euros (approximately $20.2 million as of October 16, 2000, the closing date of the transaction). The additional investment was comprised of approximately $1.4 million in cash (paid in October 2000), 1.4 million shares of the Company’s common stock valued at approximately $12.3 million (paid in January 2001), and 1.4 million shares of the Company’s common stock valued at approximately $8.7 million (paid subsequent to the three months ended June 30, 2001 in July 2001). The purchase price exceeded the fair value of the assets acquired by $19.4 million, which was recorded as goodwill to be amortized over 20 years. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Germany’s operations have been combined with those of the Company since the date of the acquisition. The purchase price allocation at June 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible assets acquired. Prior period results for E*TRADE Germany were not material.

NOTE 3.    SALE OF INTERNATIONAL SUBSIDIARY

        In November 2000, the Company sold its ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million as of November 2000, the date of the transaction). Of this amount, approximately 8.2 million Euros (approximately $7.0 million as of November 2000, the date of the transaction) will be held in escrow for two years, of which 50% may be released after one year. In conjunction with this transaction, the Company reacquired its licensing rights to France, as well as the ownership interests in E*TRADE SARL, E*TRADE Italy and E*TRADE Benelux, previously held by E*TRADE @ Net Bourse S.A. No gain or loss resulted from this transaction.

NOTE 4.    BROKERAGE RECEIVABLES—NET AND PAYABLES

        Brokerage receivables—net and payables consist of the following (in thousands):

	June 30, 2001	September 30, 2000
Receivable from customers and non-customers (less allowance for doubtful accounts of $5,630 at June 30, 2001 and $3,887 at September 30, 2000)	$2,374,226	$5,173,220
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	63,894	89,031
Deposits paid for securities borrowed	1,873,125	1,267,109
Securities failed to deliver	808	1,970
Other	23,352	11,178

Total brokerage receivables—net	$4,335,405	$6,542,508

Payable to customers and non-customers	$1,791,103	$1,735,228
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	2,456,279	4,296,399
Securities failed to receive	2,093	6,266
Other	5,901	17,637

Total brokerage payables	$4,255,376	$6,055,530

        Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At June 30, 2001 and September 30, 2000, credit extended to customers and non-customers with respect to margin accounts was $2,020 million and $5,040 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of June 30, 2001, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $6,225 million, which it can sell or repledge. Of this amount, $2,673 million has been pledged or sold as of June 30, 2001 in connection with securities loans, bank borrowings and deposits with clearing organizations. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 5.    INVESTMENTS

        Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50%, or in which there are other indicators of significant influence. These investments are generally accounted for using the equity method; those investments in which there is a less than 20% ownership are generally carried at cost.

        The carrying amounts of investments are shown below (in thousands):

	June 30, 2001	September 30, 2000
Trading securities	$ 1,993	$ 3,867
Available-for-sale investment securities(1)	1,911,637	861,334
Equity method and other investments:
Joint ventures	37,055	30,492
Venture capital funds	29,948	50,974
Wit Soundview Group, Inc.	39,430	—
Archipelago	25,274	25,658
Other investments	34,829	12,893

Total investments	$2,080,166	$985,218

(1)	Includes investments in the E*TRADE Financial Sector Index Fund, E*TRADE Russell 2000 Index Fund, E*TRADE Global Titan Fund and the E*TRADE S&P 500 Fund.

    Wit Soundview Group, Inc.

        At September 30, 2000 E*TRADE owned a 23.6% investment in E*OFFERING Corp., referred to in this Form 10-Q as E*OFFERING, a full service, Internet-based investment bank. On October 16, 2000, Wit Soundview Group, Inc., referred to in this Form 10-Q as Wit, completed the acquisition of E*OFFERING. Under the terms of the agreement, the Company received approximately 5,324,000 shares of Wit common stock and warrants to purchase 534,705 and 1,821,936 shares of Wit common stock exerciseable for $5.99 and $0.60 per share, respectively, exerciseable immediately and expiring in February 2001 and January 2005, respectively, as well as the right to name one representative to Wit’s Board of Directors. The warrants to purchase 534,705 shares of Wit common stock expired unexercised in February 2001. Concurrently with this agreement, the Company and Wit entered into certain other collateral arrangements whereby the Company acquired Wit’s retail brokerage business and received 4,025,948 shares of Wit common stock and a warrant to purchase up to 2,000,000 shares of Wit common stock for $10.25 per share, as consideration for the Company entering into a strategic alliance agreement pursuant to which Wit is the exclusive source of initial public offerings, follow-on offerings, and other investment banking products to the Company for a five year term. The warrants are exerciseable if the exclusivity provisions of the strategic alliance agreement have remained in effect during the fourth and fifth years of the agreement. If, following a change of control of the Company while the exclusivity provisions are still in effect, the Company or its successor breaches the strategic alliance agreement or the acquirer fails to acknowledge that it will cause the Company to honor the exclusivity provisions thereunder, the Company will be obligated to pay Wit $120 million less $3.33 million for each calendar month since October 2000 ($90.0 million as of June 30, 2001), but in no event less than $80 million. If the Company receives fully registered and freely marketable common or preferred stock, the Company may at its option make the payment in such securities instead of cash, applying the same valuation principles as in the change of control transaction. If the Company makes such election, Wit may then elect to receive a number of shares of Wit common stock held by the Company equal in value to the payment due provided that each share of Wit common stock be valued at not less than $10.25. In addition, any shares of Wit common stock still in escrow under the terms of the merger would be transferred to Wit. Wit would also continue, for two years after the change of control, to have the right to provide securities to the Company’s retail customers on a non-exclusive basis but the exclusivity provisions would no longer be effective. In a related transaction, the Company also purchased 2,000,000 shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company holds an approximate 10% ownership interest in Wit, excluding the warrants held, and accounts for its investment under the equity method.

        For the quarter ended June 30, 2001, Wit reported a net loss of $267.8 million, including a goodwill impairment charge of $249.7 million related to its acquisition of E*Offering. The Company’s original carrying value for its investment in Wit common stock did not include any amount for the goodwill originally recorded by Wit in its acquisition of E*Offering because the carrying value was based on the book value of E*Offering. Accordingly, the Company would not recognize any portion of Wit’s impairment charge in connection with recording its proportionate share of Wit’s losses under the equity method of accounting.

        Due to certain events in July 2001, the Company believes that it no longer has significant influence over Wit. Accordingly, the Company will discontinue the use of the equity method of accounting for the Company’s holdings in Wit effective for the quarter ended September 30, 2001 and the Company will account for its investment in Wit under the cost method. At June 30, 2001, the market value of the Wit securities held by the Company was approximately $22.1 million compared with the Company’s carrying value of $39.4 million. The market price of Wit declined below the Company’s carrying value during February 2001; should the market price of Wit remain below its carrying value through September 30, 2001, the Company believes that this will indicate that the decline in value is other than temporary, requiring a write down of this investment to its then fair market value.

    Publicly-Traded Equity Securities

        Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. In June 2001, the Company determined there had been an other than temporary decline in the value of its technology stocks, given market conditions combined with a sustained decline in the value of some of its publicly traded equities in technology companies over the past six months. As a result, the Company wrote down the related investments to their fair market value at June 30, 2001, recognizing pre-tax losses of approximately $9.3 million in the three months ended June 30, 2001. Unrealized gains related to available-for-sale securities were $920,000 and $186.3 million at June 30, 2001 and September 30, 2000, respectively. Unrealized losses related to these investments were none and $2.8 million at June 30, 2001 and September 30, 2000, respectively.

    Other Investments

        The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. The Company also has investments in venture funds which are accounted for under the equity method.

NOTE 6.    RELATED PARTY TRANSACTIONS

    Related Party Loans

        In May 2001, the Company made a loan to an executive officer of the Company in the aggregate principal amount of $2.0 million. The loan accrues interest at a rate of 4.25% annually. The principal amount and accrued interest on the loan are due in May 2002. The loan is collateralized by real property owned by the officer.

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

        Related party loans receivable are recorded in other assets ($39.5 million at June 30, 2001 and $9.9 million at September 30, 2000).

    Other

        In January 2001, a wholly owned subsidiary of the Company purchased residential property from an executive officer for a total purchase price of approximately $1.7 million paid in cash.

        See Note 8 for additional related party transactions.

NOTE 7.    SUBORDINATED NOTES AND OTHER BORROWINGS

        The Company recorded an extraordinary gain on early extinguishment of debt of $2.1 million (net of tax expense of $1.8 million) and $0.1 million (net of tax expense of $600,000) in the three and six months ended June 30, 2001, respectively. In the three and six months ended June 30, 2001, amounts recorded included a $5.0 million gain (net of tax expense of $3.4 million), on exchanges in the aggregate of $30.0 million of the Company’s 6% convertible subordinated notes for 2.7 million shares of common stock, offset by a $2.9 million loss (net of tax benefit of $1.6 million) and a $4.9 million loss (net of tax benefit of $2.8 million) in the three and six months ended June 30, 2001, respectively, recorded as a result of the early redemptions of $100 million and $600 million, respectively, of adjustable and fixed rate advances from the Federal Home Loan Bank of Atlanta, referred to in this Form 10-Q as the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The losses consisted primarily of prepayment penalties and costs associated with these early redemptions.

        On May 29, 2001, the Company completed a Rule 144A offering of $325 million convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company expects to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. The Company has not identified the amounts planned to be spent on each of these areas or the timing of such expenditures. Accordingly, the Company’s management will have broad discretion in the application of the net proceeds. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the calendar year, net loss per share would have increased to $0.04 and $0.08 for the three and six months ended June 30, 2001, respectively, as compared to a reported net loss per share of $0.03 and $0.06 for the three and six months ended June 30, 2001, due to the additional interest expense and issuance costs associated with the securities.

        During the six months ended June 30, 2001, the Company has obtained term loans from financial institutions which are collateralized by equipment owned by the Company. Borrowings under these term loans bear interest at 3.0% to 3.25% above LIBOR (6.835% to 7.085% at June 30, 2001). The Company had $17.2 million outstanding under these term loans at June 30, 2001, which is included in accounts payable, accrued and other liabilities.

        In November 2000, the Company renewed a $50 million line of credit under an agreement with a bank that expires in November 2001. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (total of 3.885% at June 30, 2001). The Company had no borrowings outstanding under this line of credit at June 30, 2001.

NOTE 8.    SHAREOWNERS’ EQUITY

    Shareowners’ Notes Receivable

        In June 2001, the Company made a full recourse loan to one of its executive officers for approximately $12.5 million. The proceeds from this loan were partially used to fund the purchase of shares of the Company’s common stock and the associated tax liability for the exercise and hold of stock options. The loan accrues interest at the rate of 7.5% per annum. The interest on the loan is due in June 2002 with all remaining unpaid interest due upon the payment of principal in July 2002.

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

    Deferred Stock Compensation

        In April 2001, in connection with the issuance of restricted common stock to an executive officer of the Company, the Company recorded deferred stock compensation of $24.4 million, the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over five years, the period in which restrictions are removed on the related shares of restricted common stock.

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

        Amortization of deferred stock compensation for the three and six months ended June 30, 2001 was $2.6 million and $4.1 million, respectively.

NOTE 9.    ASSOCIATE BENEFIT PLAN

        Effective January 1, 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan, referred to in this Form 10-Q as the SERP, for certain executive officers. The purpose of the SERP is to attract, retain and motivate certain executive officers of the Company who provide valuable services to the Company and to provide those officers with flexibility to meet their retirement and estate planning needs. Funding of the SERP by the Company is discretionary. Contributions to the SERP, if any, are due at the beginning of each calendar year and are deposited into a Rabbi Trust, to which the Company retains ownership until participant benefits vest and are distributed. To receive full benefits accrued under the SERP, at the time of retirement a participating individual must have fifteen years of participation in the plan. With the exception of the Company’s Chief Executive Officer, whose benefits vest immediately, no portion of a participant’s benefits will become vested unless the individual has participated in the plan for at least five years. Fifty percent of participation benefits vest after five years of participation in the SERP with the remaining benefits vesting over the next five years of participation. In January 2001, the Company contributed $12.1 million to fund its SERP obligations and will recognize related compensation expense over the vesting period for participating individuals. The Company recognized $375,000 and $10.1 million in compensation expense related to the SERP during the three and six months ended June 30, 2001, respectively.

NOTE 10.    COMPREHENSIVE INCOME (LOSS)

        The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$(10,195)	$ 4,217	$(19,398)	$ (21,249)
Changes in other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(19,322)	(87,286)	(26,673)	(156,852)
Reclassification of realized losses on available-for-sale securities	(1,166)	(24,405)	(21,263)	(35,874)
Unrealized gain (loss) on derivative instruments, net of tax (see Note 15)	26,158	—	(24,810)	—
Reclassification of SFAS 133 adjustments	9,490	—	10,910	—
Cumulative translation adjustments	277	3,046	(4,020)	1,596

Total comprehensive income (loss)	$ 5,242	$(104,428)	$(85,254)	$(212,379)

NOTE 11.    NET INCOME (LOSS) PER SHARE

        The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	2000	2001	2000
	Basic and diluted loss per share	Basic income per share	Diluted income per share	Basic and diluted loss per share	Basic and diluted loss per share
Numerator:
Income (loss) before extraordinary gain on early extinguishment of debt	$(12,306)	$ 4,217	$ 4,217	$(19,472)	$(21,249)
Extraordinary gain on early extinguishment of debt, net of tax	2,111	—	—	74	—

Net income (loss)	$(10,195)	$ 4,217	$ 4,217	$(19,398)	$(21,249)

Denominator:
Weighted average shares outstanding	321,550	302,870	302,870	319,405	298,115
Dilutive effect of options issued to associates	—	—	14,792	—	—
Dilutive effect of warrants outstanding	—	—	1,069	—	—

	321,550	302,870	318,731	319,405	298,115

        Because the Company reported a net loss for the three months ended June 30, 2001 and for the six months ended June 30, 2001 and 2000, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the three months ended June 30, 2001 and for the six months ended June 30, 2001 and 2000, there would have been 6,535,000, 8,412,000 and 18,119,000 additional shares for options outstanding, respectively, and 198,000, 198,000 and 1,156,000 additional shares for warrants outstanding, respectively. Excluded from the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2001 and 2000 are approximately 37,724,000, 32,661,000, 27,542,000 and 20,430,000, respectively, of shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net loss per share.

        The following options to purchase shares of common stock have not been included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods presented, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Options excluded from computation of diluted net loss per share	18,964	13,345	18,816	11,485
Exercise price ranges:
High	$58.19	$58.75	$58.19	$58.75
Low	$ 7.97	$19.72	$ 9.18	$22.48

NOTE 12.    REGULATORY REQUIREMENTS

        E*TRADE Securities is subject to the Uniform Net Capital Rule, referred to in this Form 10-Q as the Rule, under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers Regulation, Inc., commonly referred to as the NASDR, which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

	June 30, 2001	September 30, 2000
Net capital	$347,662	$479,036
Percentage of aggregate debit balances	15.9%	9.2%
Required net capital	$ 43,691	$103,747
Excess net capital	$303,971	$375,289

        Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

        The table below summarizes the required minimum and excess capital amounts for the Company’s other U.S. broker-dealer subsidiaries (in thousands):

	June 30, 2001			September 30, 2000
	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$250	$ 1,424	$ 1,174	$ 250	$ 1,161	$ 911
E*TRADE Investor Select, Inc.	$ 5	$ 232	$ 227	$ 5	$ 351	$ 346
Marquette Securities, Inc.	$250	$ 515	$ 265	$ 250	$ 536	$ 286
E*TRADE Global Asset Management, Inc.	$228	$13,152	$12,924	$ 113	$21,774	$21,661
E*TRADE Canada Securities Corporation	$100	$ 286	$ 186	$ 100	$ 233	$ 133
WebStreet Securities Inc	$925	$ 2,339	$ 1,414	$2,003	$ 7,164	$ 5,161

        The Company’s broker-dealer subsidiaries located in Canada, South Africa, Australia, Europe, and South East Asia, have various and differing capital requirements, all of which were met at June 30, 2001 and September 30, 2000. The aggregate net capital, required net capital, and excess net capital of these companies at June 30, 2001, was $70.1 million, $29.1 million, and $41.0 million, respectively. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2000 was $48.4 million, $18.5 million, and $29.9 million, respectively.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes that, as of June 30, 2001 the Bank has met all capital adequacy requirements to which it was subject. As of June 30, 2001 and September 30, 2000, the Office of Thrift Supervision, commonly referred to as the OTS, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category.

        The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2001:
Core Capital (to adjusted tangible assets)	$742,452	5.8%	>$510,262	> 4.0%	>$637,827	> 5.0%
Tangible Capital (to tangible assets)	$742,452	5.8%	>$191,348	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$742,452	11.4%	N/A	N/A	>$390,402	> 6.0%
Total Capital (to risk weighted assets)	$757,426	11.6%	>$520,536	> 8.0%	>$650,670	> 10.0%
As of September 30, 2000:
Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$359,874	> 4.0%	>$449,843	> 5.0%
Tangible Capital (to tangible assets)	$582,058	6.5%	>$134,953	> 1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$582,058	16.8%	N/A	N/A	>$207,890	> 6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$277,186	> 8.0%	>$346,483	> 10.0%

NOTE 13.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

        As of June 30, 2001, the Bank had commitments to purchase or originate $334.0 million in fixed rate and $289.5 million in variable rate loans and certificates of deposit scheduled to mature in less than one year approximating $2.0 billion. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying consolidated balance sheets.

        The Company is a defendant in civil actions arising in the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced.

        To date, none of these putative class actions has been certified, and the Company believes that these claims are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could harm the Company’s business. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections.

        The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

        The Company maintains insurance in such amounts and with such coverage, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that the Company insures against are comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, Fidelity (crime) Bond, and errors and omissions and employment practices liability. The Company believes that such insurance coverage is adequate for the purpose of its business.

        The Company has entered into management continuity agreements with its key executive officers. These management continuity agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under defined circumstances within 18 months following a change in the Company’s control. Base salaries are subject to adjustments according to the Company’s financial performance.

NOTE 14.    SEGMENT INFORMATION

    Segment Information

        The Company has separated its financial services into four categories: domestic retail brokerage, banking, global and institutional, and asset gathering and other. As a result of acquisitions, for the three months ended March 31, 2001, the banking segment includes the operations of E*TRADE Mortgage and for the three months ended June 30, 2001, the domestic retail brokerage and other segment includes WebStreet (see Note 2). There have been no other changes to these categories from fiscal 2000. As the asset gathering and other operations business represents emerging activities which are not material to the consolidated results for segment reporting purposes, management has aggregated asset gathering and other with domestic retail brokerage to form one of three reportable segments, with banking and global and institutional comprising the other two segments currently considered by management when it evaluates Company performance.

        Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended June 30, 2001:
Interest income-net of interest expense	$ 51,920	$ 38,286	$ 2,133	$ 92,339
Non-interest revenue-net of provision for loan losses	138,185	40,576	37,079	215,840

Net revenues	$ 190,105	$ 78,862	$ 39,212	$ 308,179

Operating income (loss)	$ (4,369)	$ 22,373	$(10,547)	$ 7,457
Three Months Ended June 30, 2000:
Interest income-net of interest expense	$ 59,192	$ 32,395	$ 1,963	$ 93,550
Non-interest revenue-net of provision for loan losses	195,429	6,193	43,124	244,746

Net revenues	$ 254,621	$ 38,588	$ 45,087	$ 338,296

Operating income (loss)	$ 1,511	$ 3,365	$ (6,507)	$ (1,631)
Six Months Ended June 30, 2001:
Interest income-net of interest expense	$ 111,568	$ 74,605	$ 4,495	$ 190,668
Non-interest revenue-net of provision for loan losses	296,879	75,870	74,343	447,092

Net revenues	$ 408,447	$ 150,475	$ 78,838	$ 637,760

Operating income (loss)	$ (12,550)	$ 46,833	$(23,900)	$ 10,383
Six Months Ended June 30, 2000:
Interest income-net of interest expense	$ 125,577	$ 61,699	$ 3,247	$ 190,523
Non-interest revenue-net of provision for loan losses	464,509	5,621	94,343	564,473

Net revenues	$ 590,086	$ 67,320	$ 97,590	$ 754,996

Operating loss	$ (14,518)	$ (5,109)	$ (7,270)	$ (26,897)
As of June 30, 2001:
Segment assets	$6,184,821	$12,690,075	$425,275	$19,300,171
As of September 30, 2000:
Segment assets	$7,805,843	$ 9,027,185	$484,409	$17,317,437

        No single customer accounted for greater than 10% of total revenues in the three and six months ended June 30, 2001 or 2000, respectively.

NOTE 15.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Hedges

        The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the hedge agreement is recognized currently in earnings, as is the change in value of the hedged item. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in non-operating income (expense), included in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a gain of $0.3 million and $1.8 million for the three and six months ended June 30, 2001, respectively.

        During the three and six months ended June 30, 2001, multiple fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in other revenue in the consolidated statement of operations, which totaled $3.5 million and $4.9 million of losses for the three and six months ended June 30, 2001, respectively. In addition, the Company recognized $1.0 million and $1.4 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives included in non-operating expense for the period in which these hedge relationships were accounted for as fair value hedges during the three and six months ended June 30, 2001, respectively.

Cash Flow Hedges

    Variable Rate Debt and Forecasted Issuances of Debt

        The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate debt and forecasted issuances of debt. In respect to the variable rate debt currently on the balance sheet, the Company uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which impacts the amount of future payments to be made on the variable rate debt. In relation to the hedging of the forecasted issuance of debt, the Company utilizes interest rate swaps with a longer maturity than the underlying variable rate debt. The use of an interest rate swap contract with a longer maturity than the underlying debt allows the Company to hedge both the risk of changes in the benchmark rate (LIBOR) on our existing debt and the replacement of such debt upon maturity. These cash flow hedge relationships will be treated as effective hedges as long as the future issuances of debt remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company expects to hedge the forecasted issuance of debt over a maximum term of 7 years.

        During the three and six months ended June 30, 2001, the Company reclassified $9.5 million and $10.9 million of derivative losses from OCI to realized gain (loss) on trading activity recorded in other revenue in the consolidated statement of operations for forecasted transactions that had become probable of not occurring.

        The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133. The ineffectiveness for the three and six months ended June 30, 2001 had no material impact on earnings.

        In accordance with the Company’s SFAS No. 133 accounting policy, all interest rate swap agreements in cash flow hedge relationships are recorded at fair value on the balance sheet. OCI is adjusted to the balance that reflects the effective portion of the change in the fair value of the derivative, net of tax. Gains or losses recorded in OCI are recognized in the income statement as the hedged items affect earnings.

    Forward Commitments

        The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. The Company measures ineffectiveness in accordance with the provisions of SFAS No. 133. The ineffectiveness for the three and six months ended June 30, 2001 had no material impact on earnings. For the three and six months ended June 30, 2001, there was no material impact in earnings for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in OCI, net of tax. The amounts recorded to OCI will be recognized in the statement of operations as the hedged forecasted transactions affect earnings.

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

        In calculating the ineffective portion of the Company’s hedge performance under SFAS No. 133, the Company excludes the time value component related to any option premiums paid and discounts or premiums on forward contracts and recognizes the amount in other income during the life of the contract. These amounts have not been material in the three or six months ended June 30, 2001. Hedge ineffectiveness related to the Company’s foreign currency hedge instruments, determined in accordance with SFAS No.133, had no impact on earnings for the three or six months ended June 30, 2001. No foreign exchange cash flow hedges were derecognized or discontinued during the three or six months ended June 30, 2001.

        Derivative gains and losses included in OCI are reclassified into global and institutional revenues at the time forecasted revenue is recognized. During the three and six months ended June 30, 2001, derivative gains reclassified to revenue were not material. The Company estimates that net derivative gains related to foreign exchange hedges included in other comprehensive loss to be reclassified into earnings within the next twelve months will not be material.

Other Derivatives

        The Company owns warrants to purchase shares of common stock of Wit (see Note 5). The adjustment to the fair value of these warrants of $2.1 million and $3.2 million is reflected in non-operating income for the three and six months ended June 30, 2001, respectively. The Company also holds 2.0 million unvested warrants to purchase shares of common stock of Wit received in connection with a strategic alliance agreement. Because vesting of these warrants is subject to future performance, their value will not be recognized until such criteria are met.

        The Company engages in originating and selling mortgage loans as part of its mortgage banking business. As a result of mortgage banking activities, the Company records two different derivatives, Interest Rate Lock Commitments for mortgage loans that will be held for resale, commonly referred to as IRLCs, and forward sale agreements. Both the IRLCs and forward sale agreements are recorded on the balance sheet at fair value. Changes in the fair value of these derivatives are shown in the statement of operations as gains (losses) on loans held for sale, recorded in other revenue. Changes in the fair value of IRLCs resulted in a loss of $4.6 million and $5.6 million for the three and six months ended June 30, 2001, respectively. Changes in the fair value of forward sales agreements resulted in income of $5.5 million and $6.5 million for the three and six months ended June 30, 2001, respectively.

NOTE 16.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, commonly referred to as SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an estimated net carrying value of approximately $416.6 million at December 31, 2001 and annual amortization expense of $26.2 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

Highlights for the Six Months Ended June 30, 2001

    Quarter Ended March 31, 2001:

•	E*TRADE acquired LoansDirect Inc., an online mortgage originator, in a purchase acquisition.

•	E*TRADE’s common stock listing moved to the New York Stock Exchange.

•	E*TRADE changed its fiscal year end from September 30 to December 31st.

    Quarter Ended June 30, 2001:

•	E*TRADE entered into an agreement to acquire WebStreet, Inc., an online brokerage firm, in a purchase acquisition.

•	E*TRADE announced the pricing of a $325 million private placement of its 6 3 /4% convertible subordinated notes due in May 2008.

•	E*TRADE continued its international expansion with the launch of E*TRADE Hong Kong and E*TRADE Israel.

•
E*TRADE opened the E*TRADE Center in New York City, New York, a financial service superstore designed to give consumers value added financial services and educational content in a high technology, interactive environment.

•	E*TRADE and Target extended their co-marketing alliance with plans for 20 new E*TRADE Zones and over 1,000 ATMs.

•	E*TRADE launched E*TRADE Mortgage, a major integration milestone following its acquisition of LoansDirect, Inc.

•	E*TRADE Bank acquired 15,000 customer accounts with deposits valued at $389.7 million in a transaction with Advanta National Bank, a subsidiary of Advanta Corporation.

Results of Operations

    Key Performance Indicators

        The following tables set forth several key performance indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and six months presented and as of June 30, 2001 and September 30, 2000 (dollars in thousands except cost per new account, average commission per domestic brokerage transaction and rebate income per domestic brokerage transaction):

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Percentage Change	2001	2000	Percentage Change
Net new domestic brokerage accounts	65,610	270,708	(76)%	176,646	817,881	(78)%
Net new banking accounts	30,039	51,998	(42)%	72,187	91,947	(21)%
Net new global and institutional accounts	7,840	10,854	(28)%	20,768	34,413	(40)%

Total net new accounts	103,489	333,560	(69)%	269,601	944,241	(71)%

Cost per new account	$ 232	$ 291	(20)%	$ 328	$ 269	22%

Total domestic brokerage transactions	7,148,235	10,491,288	(32)%	15,233,084	24,733,340	(38)%

Daily average domestic brokerage transactions	113,464	166,528	(32)%	121,865	196,296	(38)%

Average commission per domestic brokerage transaction	$ 13.23	$ 15.13	(13)%	$ 13.44	$ 15.55	(14)%

Rebate income per domestic brokerage transaction	$ 2.06	$ 1.79	15%	$ 2.36	$ 1.92	23%

	June 30, 2001	September 30, 2000	Percentage Change
Active domestic brokerage accounts	3,289,014	2,951,946	11%
Active banking accounts	434,804	288,073	51%
Active global and institutional accounts	104,792	75,416	39%

Total active accounts at period end	3,828,610	3,315,435	15%

Total customer households end of period	2,738,838	Not Available	N/A

Average assets per household	$ 19,513	Not Available	N/A

Total assets in domestic brokerage accounts	$44,553,710	$ 59,901,277	(26)%
Total deposits in banking accounts	7,687,006	4,630,068	66%
Total assets in global and institutional accounts	1,202,718	1,348,672	(11)%

Total assets/deposits in customer accounts at period end	$53,443,434	$ 65,880,017	(19)%

        For purposes of the tables above:

•
A domestic or global brokerage account is included as an active account if the account has a positive asset balance, or if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.

•
A banking account is included as an active account if a customer has made an initial deposit and the account is not considered abandoned or dormant under applicable Federal and State laws and the account has not been closed.

•
Net new accounts is equal to the number of accounts opened during the applicable period that qualify as active accounts less the number of accounts deactivated due to customer attrition or because the account no longer meets the definition of an active account during the reported period.

•	A household is a collection of active accounts, as defined above, which have a matching address and last name.

        The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2001	2000		2001	2000
Transaction revenues:
Commission	$ 94,567	$ 161,449	(41)%	$ 204,723	$ 387,244	(47)%
Order flow	14,697	18,745	(22)%	35,903	47,546	(24)%

Total transaction revenues	109,264	180,194	(39)%	240,626	434,790	(45)%

Interest income:
Brokerage-related activities	80,718	122,750	(34)%	181,463	255,991	(29)%
Banking-related activities	217,797	135,641	61%	434,482	245,982	77%

Total interest income	298,515	258,391	16%	615,945	501,973	23%

Global and institutional	37,047	40,577	(9)%	73,888	90,253	(18)%
Other	71,185	24,949	185%	135,677	41,660	226%

Gross revenues	516,011	504,111	2%	1,066,136	1,068,676	—%

Interest expense:
Brokerage-related activities	(26,665)	(61,650)	(57)%	(65,400)	(127,222)	(49)%
Banking-related activities	(179,511)	(103,191)	74%	(359,877)	(184,228)	95%

Total interest expense	(206,176)	(164,841)	25%	(425,277)	(311,450)	37%
Provision for loan losses	(1,656)	(974)	70%	(3,099)	(2,230)	39%

Net revenues	$ 308,179	$ 338,296	(9)%	$ 637,760	$ 754,996	(16)%

    Revenues

        Gross revenues increased 2% and remained flat in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively, and net revenues decreased 9% and 16% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The decreases in net revenues are mainly due to decreases in our brokerage-related activities, including transaction revenues and interest income. The Nasdaq composite index reached a record high in March 2000, compared to a dramatic decline through the period ended June 30, 2001, losing approximately 57% of its value. The sharp decline in the value of publicly traded securities has significantly impacted the total assets in our domestic brokerage accounts, which declined by 21% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. Gross revenues consist principally of commission revenues from domestic retail brokerage transactions, payments for order flow, interest income, institutional transaction execution fees, international brokerage-related transaction revenue and, to a lesser degree, revenue from services, gains on the sale of loans and securities, and royalty revenues.

    Transaction Revenues

        Transaction revenues decreased 39% and 45% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The decreases are primarily due to the stock market downturn experienced since September 2000. Transaction revenues consist of commission revenues from domestic retail brokerage transactions and payments for order flow.

        Commission revenues, which are earned as customers execute domestic securities trades, decreased 41% and 47% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. These revenues are primarily affected by domestic brokerage transaction volume and the average commission per domestic brokerage transaction. Daily average domestic brokerage transactions and total domestic brokerage transactions decreased 32% and 38% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively, largely reflective of the market downturn. The average commission per domestic transaction decreased from $15.13 and $15.55 in the three and six months ended June 30, 2000, respectively, to $13.23 and $13.44 in the three and six months ended June 30, 2001, respectively. The decline in average commission per domestic brokerage transaction is primarily a result of promotional activities and the mix of revenue generating transactions, reflecting a higher percentage of trading by Power E*TRADE customers, our high volume traders. During the market downturn, the volume of transactions from our Power E*TRADE customers has declined less than the volume from our other customers. Power E*TRADE customers pay commissions as low as $4.95 per equity transaction compared with other customers who pay commissions of $14.95 or $19.95 per equity transaction.

        Revenue from order flow is comprised of rebate income from various market makers and market centers for processing transactions through them. We use other broker-dealers to execute our customers’ orders and have derived a significant portion of our transaction revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Impacting revenues from order flow, the listed marketplace, with the exception of the Nasdaq, implemented the move from fractional based trading to decimals, referred to in this Form 10-Q as decimalization, in January 2001, and the Nasdaq initiated decimalization in March 2001. Revenues from order flow decreased 22% and 24% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. This decrease reflects a decrease in rebates per equity share which decreased approximately 57% and 9% in the three and six months ended June 30, 2001, respectively, as compared to the prior year periods, primarily resulting from the implementation of decimalization of Nasdaq listed securities, from which a majority of our order flow revenue is derived, which has decreased market maker and market center spreads. The decrease has been partially offset by the acceptance of option order flow beginning in October 2000. Option order flow revenue recognized in the three and six months ended June 30, 2001 contributed to the 15% and 23% increase in the rebate per domestic brokerage transaction in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. We cannot be certain that rebates per transaction will continue at the same levels in future periods.

        With the relatively recent implementation of decimalization, certain market makers have reduced payments for order flow, others have announced plans to reduce payments for order flow, and others continue to take a “wait and see” approach. Going forward, we expect revenue from order flow to continue to decrease due to decimalization; however, at this time, we are unable to quantify the future impact on net revenues. Further, there can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could harm our business. See “Item 2. Risk factors—Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could reduce our profitability.”

        Overall, transaction revenues as a percentage of net revenues have decreased from 53% and 58% in the three and six months ended June 30, 2000, respectively, to 35% and 38% in the three and six months ended June 30, 2001 due to our efforts to diversify revenue streams, and also due in part to the market downturn.

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

        Brokerage interest income decreased 34% and 29% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased by 60% and 51% in the three and six months ended June 30, 2001, from the comparable periods in 2000, respectively, lowering customer margin interest from $101.2 million and $192.7 million in the three and six months ended June 30, 2000 to $41.4 million and $104.1 million in the three and six months ended June 30, 2001, respectively. The dramatic decline in the equity markets since March 2000 has reduced borrowing on margin by customers as a means of leveraging their investments. Partially offsetting this decrease are stock borrow balances and customer money market fund balances. Stock borrow balances have increased 188% and 175% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively, which has increased stock borrow interest from $9.0 million and $16.3 million in the three and six months ended June 30, 2000, respectively, to $17.7 million and $36.2 million in the three and six months ended June 30, 2001, respectively. Customer money market fund balances increased 18% and 22% in the three and six months ended June 30, 2001, from the comparable periods in 2000, respectively, which has increased fees earned on customer assets invested in money market funds from $14.1 million and $27.1 million in the three and six months ended June 30, 2000, respectively, to $16.4 million and $32.0 million in the three and six months ended June 20, 2001, respectively. Brokerage interest expense decreased 57% and 49% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The decrease in brokerage interest expense primarily reflects a decrease in average stock loan balances, which decreased 38% and 40% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively, resulting in a decrease in stock loan interest expense from $55.3 million and $113.8 million in the three and six months ended June 30, 2000, respectively, to $22.0 million and $55.1 million in the three and six months ended June 30, 2001, respectively. Net brokerage interest income decreased 12% and 10% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively, primarily due to the effects of the market downturn. This decrease harms our net revenues and operating income. The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances, and average customer credit balances for the three and six months indicated (dollars in millions):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2001	2000		2001	2000
Average customer margin balances	$2,014	$5,048	(60)%	$2,437	$4,990	(51)%
Average customer money market fund balances	$8,634	$7,303	18%	$8,615	$7,038	22%
Average stock borrow balances	$1,954	$ 679	188%	$1,741	$ 634	175%
Average stock loan balances	$2,321	$3,756	(38)%	$2,457	$4,094	(40)%
Average customer credit balances	$1,168	$1,280	(9)%	$1,180	$1,308	(10)%

        Banking interest income increased 61% and 77% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. Increases in banking interest income reflect overall growth in our banking segment including increases in the average interest-earning banking asset balances, partially offset by a decline in the average yield. Average interest-earning banking assets increased 77% and 89% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The average yield on interest-earning banking assets decreased to 7.14% and 7.30% in the three and six months ended June 30, 2001 from 7.86% and 7.82% in the three and six months ended June 30, 2000, respectively. Average retail deposits in banking accounts increased 98% and 105% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. Banking interest expense increased 74% and 95% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The increase in banking interest expense reflects an increase in the average interest-bearing banking liability balances coupled with an increase in the average cost of the borrowings. Average interest-bearing banking liability balances increased 76% and 90% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The average cost of borrowings decreased to 6.26% and increased to 6.44% in the three and six months ended June 30, 2001, respectively, from 6.33% and 6.23% in the three and six months ended June 30, 2000, respectively. The decrease in the average net interest spread from 1.53% and 1.59% in the three and six months ended June 30, 2000, respectively, to 0.88% and 0.86% in the three and six months ended June 30, 2001, respectively, is primarily a result of the increased leverage of the Bank coupled with an increase in the costs of retail deposits.

        The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three and six months ended June 30, 2001 and 2000. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 6,787,799	$127,975	7.54%	$3,374,777	$ 68,620	8.13%
Interest-bearing deposits	213,246	2,855	5.37%	45,721	737	6.48%
Mortgage-backed and related available-for-sale securities	3,879,478	63,431	6.54%	3,187,770	60,992	7.65%
Available-for-sale investment securities	1,190,537	21,938	7.37%	223,459	3,873	7.13%
Investment in FHLB stock	65,175	1,049	6.46%	69,414	1,341	7.77%
Trading securities	70,028	549	3.14%	6,077	78	5.11%

Total interest-earning banking assets	12,206,263	$217,797	7.14%	6,907,218	$135,641	7.86%

Non-interest-earning banking assets	534,732			288,330

Total banking assets	$12,740,995			$7,195,548

Interest-bearing banking liabilities:
Retail deposits	$ 6,919,219	$107,441	6.22%	$3,491,184	$ 53,547	6.12%
Brokered callable certificates of deposit	26,628	384	5.79%	91,730	1,478	6.46%
FHLB advances	1,281,064	20,334	6.28%	1,354,077	21,694	6.34%
Other borrowings	3,278,114	51,352	6.20%	1,615,762	26,472	6.48%

Total interest-bearing banking liabilities	11,505,025	$179,511	6.26%	6,552,753	$103,191	6.33%

Non-interest bearing banking liabilities	514,466			161,966

Total banking liabilities	$12,019,491			$6,714,719
Total banking shareowner’s equity	721,504			480,829

Total banking liabilities and shareowner’s equity	$12,740,995			$7,195,548

Excess of interest-earning banking assets over interest- bearing banking liabilities/net interest income	$ 701,238	$ 38,286		$ 354,465	$ 32,450

Net interest spread			0.88%			1.53%

Net interest margin (net yield on interest-earning banking assets)			1.26%			1.88%

Ratio of interest-earning banking assets to interest- bearing banking liabilities			106.10%			105.41%

Return on average total banking assets			0.31%			0.07%

Return on average net banking assets			5.44%			0.07%

Equity to total banking assets			5.97%			6.68%

•	Ratios calculated by excluding our Employee Stock Ownership Plan and merger related costs of none and $0.2 million in the three months ended June 30, 2001 and 2000.

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 6,252,358	$239,317	7.66%	$3,076,196	$124,739	8.11%
Interest-bearing deposits	191,440	5,820	6.13%	75,325	2,187	5.82%
Mortgage-backed and related available-for-sale securities	4,338,892	148,869	6.86%	2,863,613	108,998	7.61%
Available-for-sale investment securities	953,966	35,102	7.36%	208,864	7,229	7.13%
Investment in FHLB stock	74,216	2,539	6.90%	61,421	2,370	7.74%
Trading securities	99,250	2,835	5.71%	14,990	459	6.13%

Total interest-earning banking assets	11,910,122	$434,482	7.30%	6,300,409	$245,982	7.82%

Non-interest-earning banking assets	405,417			261,088

Total banking assets	$12,315,539			$6,561,497

Interest-bearing banking liabilities:
Retail deposits	$ 6,554,078	$207,509	6.38%	$3,200,676	$ 96,723	6.06%
Brokered callable certificates of deposit	58,956	1,809	6.19%	91,783	2,961	6.47%
FHLB advances	1,452,242	47,933	6.56%	1,205,357	38,010	6.24%
Other borrowings	3,210,668	102,626	6.36%	1,436,687	46,534	6.41%

Total interest-bearing banking liabilities	11,275,944	$359,877	6.44%	$5,934,503	$184,228	6.23%

Non-interest bearing banking liabilities	352,735			137,380

Total banking liabilities	$11,628,679			$6,071,883
Total banking shareowner’s equity	686,860			489,614

Total banking liabilities and shareowner’s equity	$12,315,539			$6,561,497

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$ 634,178	$ 74,605		$ 365,906	$ 61,754

Net interest spread			0.86%			1.59%

Net interest margin (net yield on interest-earning banking assets)			1.26%			1.97%

Ratio of interest-earning banking assets to interest- bearing banking liabilities			105.62%			106.17%

Return on average total banking assets			0.37%			0.20%

Return on average net banking assets			6.60%			2.64%

Equity to total banking assets			5.97%			6.46%

•	Ratios calculated by excluding Employee Stock Ownership Plan and merger related costs of $0.2 million and $16.7 million in the six months ended June 30, 2001 and 2000.

    Global and Institutional

        Global and institutional revenues decreased 9% and 18% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. For the three and six months ended June 30, 2001, global and institutional revenues are comprised primarily of revenues from institutional operations of $31.4 million and $62.6 million, respectively, as well as brokerage-related transaction revenue from our international subsidiaries of $5.6 million and $11.3 million, respectively. The overall decrease in global and institutional revenues is primarily attributable to a slowdown in the institutional business that was consistent with market conditions in the three and six months ended June 30, 2001.

    Other

        Other revenues increased 185% and 226% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. Of these increases, $28.8 million and $46.1 million are due to revenues generated from purchase acquisitions made subsequent to April 2000, $7.0 million and $25.4 million are due to net gains on available for sale and trading securities and gains on sales of bank loans primarily resulting from the realignment of our Bank asset portfolio, and $9.7 million and $18.1 million are due to the implementation of a $15 quarterly maintenance fee for low-balance, inactive accounts which was instituted in December 2000, in the three and six months ended June 30, 2001, respectively. For purposes of the quarterly maintenance fee, an inactive account is one in which there have been less than two commissionable trades in the six months prior to quarter end. In future periods, net gains on investments and gains on sales of bank loans may fluctuate. We expect to continue our policy of assessing maintenance fees for low-balance, inactive accounts. Revenues from our purchase acquisitions will fluctuate and may decrease. Purchase acquisitions included the acquisitions of E*TRADE Access in May 2000 and LoansDirect, Inc, in February 2001, merged into and renamed E*TRADE Mortgage. Also included in other revenues are Business Solutions Group revenue, mutual fund revenues, and brokerage and banking-related fees for services, which in the aggregate have remained flat in the three and six months ended June 30, 2001 as compared to the respective prior year periods.

    Loans Receivable and Provision for Loan Losses

        The provision for loan losses recorded reflects increases in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio. The provision for loan losses increased 70.1% and 39.0% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The increase in the provision for loan losses primarily reflects the growth in and composition of our banking loan portfolio. As of June 30, 2001 and September 30, 2000, the total loan loss allowance was $15.1 million, or 0.22% of total loans outstanding, and $10.9 million, or 0.26% of total loans outstanding, respectively. As summarized below, as of June 30, 2001, the loan loss allowance was $15.1 million, or 95.9% of total non-performing loans of $15.7 million. As of September 30, 2000, the loan loss allowance was $10.9 million, or 90.7% of total non-performing loans of $12.0 million.

        The following table presents information concerning our banking loan portfolio as of June 30, 2001 and September 30, 2000, in dollar amounts, by type of loan. Subsequent to September 30, 2000 and consistent with our loan diversification strategy, we began purchasing loans secured by automobiles, leading to the significant increase in the percentage of loans backed by autos shown as of June 30, 2001 (dollars in thousands):

	June 30, 2001	Percentage	September 30, 2000	Percentage
Real estate loans:
One- to four-family	$4,501,851	64.8%	$4,123,684	97.6%
Multi-family	192	0.0%	203	0.0%
Commercial	2,480	0.0%	2,717	0.1%
Mixed-use	693	0.0%	503	0.0%
Consumer and other loans:
Autos	782,125	11.3%	—	—
Home equity lines of credit and second mortgage loans	8,185	0.1%	4,042	0.1%
Lease financing	—	0.0%	82	0.0%
Other	36,225	0.5%	224	0.0%
Loans held for sale	1,615,796	23.3%	95,400	2.2%

Total loans	6,947,547	100.0%	4,226,855	100.0%

Less unamortized discounts, net	(20,527)		(43,171)
Less allowance for doubtful accounts	(15,080)		(10,930)

Total	$6,911,940		$4,172,754

        The following table presents information about our non-accrual loans and Real Estate Owned (“REO”) as of the periods indicated. The Company had no Troubled Debt Restructurings (“TDRs”) as of June 30, 2001 and September 30, 2000. (dollars in thousands):

	June 30, 2001	September 30, 2000
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$15,162	$11,391
Commercial	352	657

Total real estate loans	$15,514	$12,048
Home equity lines of credit and second mortgage loans	81	—
Autos	137	—

Total non-performing loans	15,732	12,048
REO: One- to four-family	641	850

Total non-performing assets	$16,373	$12,898

Total non-performing assets as a percentage of total loans	0.24%	0.31%

Total non-performing assets as a percentage of total banking assets	0.13%	0.14%

Total loan loss allowance as a percentage of total non- performing loans	95.86%	90.72%

Total non-performing loans as in percentage of total loans	0.23%	0.29%

        Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Allowance for loan losses, beginning of the period	$13,821	$8,795	$12,565	$7,647
Provision for loan losses	1,656	974	3,099	2,231
Charge-offs, net	(397)	(47)	(584)	(156)

Allowance for loan losses, end of period	$15,080	$9,722	$15,080	$9,722

    Operating Expenses

        The following table sets forth the components of cost of services and operating expenses and percentage change information for the three and six months ended June 30, 2001 and 2000 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2001	2000		2001	2000
Cost of services	$150,458	$128,582	17%	$292,893	$264,161	11%
Cost of services as a percentage of net revenues	49%	38%		46%	35%
Operating expenses:
Selling and marketing	$ 55,399	$117,324	(53)%	$149,097	$297,929	(50)%
Technology development	23,420	33,792	(31)%	45,701	77,127	(41)%
General and administrative	61,906	52,188	19%	122,148	104,739	17%
Amortization of goodwill and other intangibles	9,022	6,908	31%	17,021	12,205	39%
Acquisition-related expenses	517	1,133	(54)%	517	25,732	(98)%

Total operating expenses	$150,264	$211,345	(29)%	$334,484	$517,732	(35)%

    Cost of Services

        Cost of services as a percentage of net revenues was 49% and 46% in the three and six months ended June 30, 2001, respectively, and 38% and 35% in the three and six months ended June 30, 2000, respectively. The increase in cost of services as a percentage of net revenues is primarily a result of increased headcount due to the acquisitions of E*TRADE Access in May 2000 and E*TRADE Mortgage in February 2001, and an increase in amortization expense related to internally developed software as significant projects were placed into production in November 2000, coupled with the decrease in net revenues from the prior year comparable periods. Cost of services increased 17% and 11% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, web site content costs, systems maintenance, and amortization expenses related to internally developed and purchased software. The increase in cost of services was primarily due to increased activity in our banking and global and institutional business segments, where active customer accounts have increased 95% and 70%, respectively, from June 30, 2000 to June 30, 2001. Growth in our banking and international subsidiaries combined with investment in our asset gathering business resulted in approximately $24.4 million and $39.6 million in the three and six months ended June 30, 2001, respectively, of additional costs incurred. These increases reflect personnel costs related to the purchase acquisitions of E*TRADE Access in May 2000 and E*TRADE Mortgage in February 2001. Further contributing to the increase in cost of services, we have incurred an increase in expenses related to the amortization of capitalized software of $7.7 million and $12.5 million in the three and six months ended June 30, 2001, respectively, as compared to prior periods. These increases were partially offset by savings in the brokerage segment to meet lower transaction and inquiry volumes, productivity enhancements through improved training and call reducing initiatives, reduced costs of confirmations because of lower transaction volumes, and an increase in the electronic delivery of statements and confirms. Cost of services has not decreased at the same level as transaction revenues because of the need to maintain an acceptable level of customer service across an account base that continues to grow and the need to service a wider range of product offerings. Looking forward, we plan to continue to identify and implement cost savings strategies in this area, including the full integration of our bank and brokerage customer service and the implementation of a tiered customer service strategy across the organization which will include improved interactive voice response call servicing and a tier-focused automated call routing system.

    Selling and Marketing

        Selling and marketing expenses decreased 53% and 50% in the three and six months ended June 30, 2001 from the comparable prior year periods, respectively. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. Selling and marketing expenditures also include selling efforts in support of our global and institutional business segment and costs to sell products of our asset gathering business segment. The decreases in selling and marketing expenses are primarily due to reductions in customer acquisition spending, including advertising, online and direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Cost per new account decreased from $291 in the three months ended June 30, 2000 to $232 in the three months ended June 30, 2001, due to our efforts to spend marketing dollars more efficiently by cross selling banking services to our brokerage customers. Going forward, our focus will be on developing current customer households, reviewing metrics such as value per household, assets per household and share of wallet instead of cost per new account. We expect that marketing expenditure levels will be significantly lower than during the fiscal year ended September 30, 2000. If general market conditions improve, we will explore the possibility of increasing our spending. We believe that our reduction in selling and marketing expenditures will not significantly impact our competitive position because substantial investment in marketing efforts has already been made to build a strong brand identity and because we are focusing marketing and sales resources on cross selling our services to our existing customer base, which is a less expensive way to generate and maintain business.

    Technology Development

        Technology development expenses decreased 31% and 41% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. The expense for technology development was incurred to enhance our existing product offerings, including enhancements to E*TRADE’s web site and development of Customer Relationship Management, referred to in this Form 10-Q as CRM, capabilities. Technology development costs in the three and six months ended June 30, 2001 have decreased as compared to the prior year periods. Development efforts were refocused on fewer projects with higher anticipated benefits resulting in a reduction in the use of outside contractors. Certain development project costs were capitalized from the date of technological feasibility through the implementation date. As projects, such as our CRM projects, are implemented, the costs of development are amortized. During the six months ended June 30, 2001, significant phases of our CRM project were implemented. With management’s continuing focus on cost savings initiatives, technology development expenses will remain at least flat over those experienced during the three months ended June 30, 2001. The reduction in technology development spending is not expected to harm our ability to operate competitively, as improvements implemented to date provide us with features and sufficient excess capacity to meet currently anticipated needs of the business.

    General and Administrative

        General and administrative expenses increased 19% and 17% in the three and six months ended June 30, 2001 from the comparable periods in 2000, respectively. General and administrative expenses increased primarily as a result of increased costs related to the growth of our banking segment, which includes the operations of E*TRADE Access and E*TRADE Mortgage. In addition, we incurred a $9.8 million compensation charge in January 2001. Of this amount, approximately $9.6 million is non-recurring and is related to the vesting of funds contributed to our Supplemental Executive Retirement Plan. Looking forward, we expect that general and administrative expenses will remain at least flat with the three months ended June 30, 2001, allowing for possible reductions as we integrate our business acquisitions, continue our efforts to re-engineer and reorganize our business to realize operating efficiencies, and review expenses in response to current and future market conditions. We will continue to actively manage our headcount with a focus on responsible hiring, attrition, efficient use of our associates and performance-based management.

    Amortization of Goodwill and Other Intangibles

        Amortization of goodwill and other intangibles was $9.0 million and $17.0 million and $6.9 million and $12.2 million in the three and six months ended June 30, 2001 and 2000, respectively. The significant increase in the amortization of goodwill and other intangibles primarily consists of the amortization of goodwill and other intangibles related to the purchase acquisition of E*TRADE Access in May 2000, the acquisition of E*TRADE Germany AG, which was acquired during the three months ended December 31, 2000, and the acquisition of E*TRADE Mortgage, which was acquired in February 2001, respectively. Goodwill is amortized over 5 to 20 years. Upon our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we will discontinue the amortization of goodwill subject to the new rules. See “Recent Accounting Pronouncements.” Other intangibles are not significant. We acquired WebStreet, Inc. on June 30, 2001 and have preliminarily allocated the excess of the purchase price to active accounts purchased. We will amortize approximately $35.0 million in related capitalized costs over seven years using an accelerated method.

    Acquisition-Related Expenses

        Acquisition-related expenses were $0.5 million in the three and six months ended June 30, 2001, and $1.1 million and $25.7 million in the three and six months ended June 30, 2001 and 2000, respectively, and primarily represent transaction costs associated with acquisitions accounted for as poolings of interests.

    Non-Operating Income (Expense)

        Corporate interest income was $5.2 million and $11.0 million in the three and six months ended June 30, 2001, respectively, and $5.6 million and $9.2 million in the three and six months ended June 30, 2000, respectively. Corporate interest income includes interest income earned on corporate investment balances, restricted cash balances, and related party notes. The increase in corporate interest income was primarily due to interest income earned on related party notes, which were entered into during the period from March 2000 through June 2001 and the increase in our corporate investment balances from $248.0 million as of June 30, 2000 to $677.9 million as of June 30, 2001.

        Corporate interest expense was $12.8 million and $24.0 million in the three and six months ended June 30, 2001, respectively, and $11.0 million and $18.1 million in the three and six months ended June 30, 2000, respectively. Corporate interest expense in the three months ended June 30, 2001 and 2000 primarily relates to interest expense resulting from the issuance of $650 million in convertible subordinated notes in February and March 2000 and the issuance of $325 million in convertible subordinated notes in May 2001.

        Realized losses on investments were $13.0 million and $15.6 million in the three and six months ended June 30, 2001, respectively, and realized gains on investments were $24.4 million and $35.3 million in the three and six months ended June 30, 2000, respectively. For the three months ended June 30, 2001, losses on investments included a $10.6 million impairment write down on several publicly traded equity securities and two of our proprietary mutual funds, an approximate $0.6 million realized loss on our seed investments in the E*TRADE Global Titan Fund, E*TRADE Financial Sector Index Fund and the E*TRADE Russell 2000 Index Fund, and a $1.8 million realized loss on the sale of publicly traded equity securities. In the prior year quarter, gain on the sale of investments was recorded as a result of the sales of publicly traded equity securities. For the six months ended June 30, 2001, loss on investment included an additional loss of $2.5 million that was realized on the sale of a publicly traded equity security. In the six months ended June 30, 2000, a $35.3 million gain on investments was recorded as a result of the sales of publicly traded equity securities.

        Equity in losses of investments was $1.8 million and $5.2 million in the three and six months ended June 30, 2001, respectively, and $1.4 million and $2.2 million in the three and six months ended June 30, 2000, respectively. The increase in the losses is due primarily to an increase in losses recorded from our investment in Wit Soundview Group, Inc., accounted for under the equity method, partially offset by income recorded from our equity investment in E*TRADE Japan KK. For the quarter ended June 30, 2001, Wit reported a net loss of $267.8 million, including a goodwill impairment charge of $249.7 million related to its acquisition of E*Offering. Our original carrying value for our investment in Wit common stock did not include any amount for the goodwill originally recorded by Wit in its acquisition of E*Offering because the carrying value was based on the book value of E*Offering. Accordingly, we would not recognize any portion of Wit’s impairment charge in connection with recording our proportionate share of Wit’s losses under the equity method of accounting. Due to certain events in July 2001, we believe that we no longer have significant influence over Wit. Accordingly, we will discontinue the use of the equity method of accounting for our holdings in Wit effective for the quarter ended September 30, 2001 and we will account for our investment in Wit under the cost method. At June 30, 2001, the market value of the Wit securities which we hold was approximately $22.1 million compared with our carrying value of $39.4 million. The market price of Wit declined below our carrying value during February 2001; should the market price of Wit remain below its carrying value through September 30, 2001, we believe that this will indicate that the decline in value is other than temporary, requiring a write down of this investment to its then fair market value.

        In the three and six months ended June 30, 2001 and 2000, we recorded unrealized losses on venture funds of $9.0 million and $20.6 million and $3.5 million and $18.1 million, respectively, primarily due to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund, L.P. and E*TRADE eCommerce Fund II, L.P. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments.

        In the three and six months ended June 30, 2001, we recorded a loss of $1.7 million and $1.4 million, respectively, for the fair value adjustments of financial derivatives. In the three months ended June 30, 2001, the amount represents a $2.1 million loss on the valuation of warrants, offset by a $0.4 million gain for the ineffective portions of changes in the fair value of fair value hedges. In the six months ended June 30, 2001, the amount represents a $3.2 million loss on the valuation of warrants, offset by a $1.8 million gain representing the ineffective portions of changes in the fair value of fair value hedges.

        Other non-operating income (expense) was $0.3 million and $(0.4) million in the three and six months ended June 30, 2001, respectively, and $(1.0) million and $(1.7) million in the three and six months ended June 30, 2000, respectively. Other non-operating expense, which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies.

    Income Tax Expense (Benefit)

        Income tax expense (benefit) represents the benefit for federal and state income taxes at an effective tax rate of (50)% and (57)% for the three and six months ended June 30, 2001, respectively, and 68% and (5)% for the three and six months ended June 30, 2000, respectively. The rate for the three and six months ended June 30, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease of the tax benefit for the amortization of goodwill and differences between our statutory and foreign effective tax rates. The rate for the three and six months ended June 30, 2000 reflects the tax impact of non-deductible acquisition-related expenses and amortization of goodwill arising from foreign acquisitions.

    Minority Interest in Subsidiaries

        Minority interest in subsidiaries was $0.4 million and $0.3 million in the three and six months ended June 30, 2001, respectively, and $0.6 million and $0.2 million in the three and six months ended June 30, 2000, respectively. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of the Company. Also included in minority interest in subsidiaries for the three months ended June 30, 2001 and 2000 is the net loss attributed to a minority interest in one of our international affiliates.

    Extraordinary Gain on Early Extinguishment of Debt

        The Company recorded an extraordinary gain on early extinguishment of debt of $2.1 million (net of tax expense of $1.8 million) and $0.1 million (net of tax expense of $600,000) in the three and six months ended June 30, 2001, respectively. In the three and six months ended June 30, 2001, amounts recorded included a $5.0 million gain (net of tax expense of $3.4 million) on exchanges in the aggregate of $30.0 million of our 6% convertible subordinated notes for approximately 2.7 million shares of our common stock, offset by a $2.9 million loss (net of tax benefit of $1.6 million) and a $4.9 million loss (net of tax benefit of $2.8 million) in the three and six months ended June 30, 2001, respectively, recorded as a result of the early redemptions of $100 million and $600 million, respectively, of adjustable and fixed rate advances from the Federal Home Loan Bank of Atlanta, referred to in this Form 10-Q as the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

Liquidity and Capital Resources

        We have financing facilities totaling $346.9 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There was $71.9 million in borrowings outstanding under these lines as of June 30, 2001, collateralized by restricted cash included in other assets. In addition, we have a short-term line of credit for up to $50.0 million, collateralized by marketable securities owned by us, of which there were no outstanding borrowings as of June 30, 2001. We also have three term loans collateralized by equipment owned by us, of which $16.9 million was outstanding as of June 30, 2001. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

        On May 29, 2001, the Company completed a private offering of $325 million convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company expects to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year, net loss per share would have increased to $0.04 and $0.08 for the three and six months ended June 30, 2001, respectively, as compared to net loss per share of $0.03 and $0.06 for the three and six months ended June 30, 2001, due to the additional net interest expense and issuance costs associated with the securities.

        We currently anticipate that our available cash resources, credit facilities, and liquid portfolio of equity securities will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, as a result of the substantial market decline of technology stocks since December 31, 2000, the value of our equity investments in technology companies, recorded in our investment portfolio, has deteriorated. As a result of significant market volatility during the three months ended June 30, 2001, we recognized a $10.6 million impairment loss related to these equity investments and our proprietary mutual funds; these write-downs affect our liquidity. Additional write-downs and depreciation in the market value of our portfolio impacts our financing strategies and could result in higher interest expense if alternative financing strategies are used. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 2. Risk Factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

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

        Cash used in operating activities, net of effects of acquisitions, was $71.1 million for the six months ended June 30, 2001. Cash used in operating activities resulted primarily from an excess of purchases of banking-related assets over the net sale/maturity of banking-related assets of $429.7 million and an increase in other assets of $86.3 million, partially offset by depreciation, amortization and discount accretion of $75.1 million, an increase in brokerage-related liabilities in excess of assets, net of effects of acquisitions, of $274.2 million and an increase in accounts payable, accrued and other liabilities of $137.1 million. Cash used in operating activities, net of effects of acquisitions and net of the effects of realized gains on the sale of available-for-sale securities, was $286.5 million for the six months ended June 30, 2000. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects of acquisitions, of $400.6 million, an increase in other assets of $108.4 million, offset by depreciation, amortization and discount accretion of $59.5 million and an increase in accounts payable, accrued and other liabilities of $169.3 million.

        Cash used in investing activities was $1,378.8 million and $2,778.8 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, cash used in investing activities resulted primarily from an increase in loans receivable and purchases of property and equipment, partially offset by an excess of the net sale/maturity of investments over the purchases of investments.

        Cash provided by financing activities was $1,431.2 million and $2,946.5 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, cash provided by financing activities primarily resulted from an increase in banking deposits and net advances from the FHLB, offset by payments on advances from the FHLB and an increase in proceeds from the issuance of subordinated debt.

Recent Developments

    Power Crisis in California

        We have undertaken the following measures to protect our business and operations from rolling power blackouts in California and elsewhere and also from other natural disasters:

•
We maintain duplicative trading centers in Rancho Cordova, California and Alpharetta, Georgia, which are operated on a 24 x 7 x 365 day a year basis. Ordinarily both trading centers are in operation, handle live trading traffic and keep duplicate records for all trades. In the event of a power shortage or other natural disaster, we are able to divert all trading traffic to either our Rancho Cordova or Alpharetta facilities within a matter of minutes.

•
We maintain back-up generators to support all critical buildings that directly support our trading operations and our customer service areas in both our Rancho Cordova and Alpharetta locations. Supplementing these generators, we maintain battery sources that can power our trading operations for up to thirty minutes to permit our back-up generators to start, and, if our back-up generators fail, to allow us sufficient time to divert trading traffic to the duplicate live trading center.

•	We also maintain disaster recovery policies and have implemented weekly checks of our Rancho Cordova power generators. To date, our power generators have never failed to respond.

        We do not feel that the possibility of power blackouts in California and elsewhere is a material risk to our business because of the redundant processes and back-up systems described above.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, commonly referred to as SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with an estimated net carrying value of approximately $416.6 million at December 31, 2001 and annual amortization expense of $26.2 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. We will evaluate goodwill under the SFAS No. 142 transitional impairment test, and we have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

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

•	American Express Company

•	AOL Time Warner Inc.

•	Ameritrade, Inc.

•	Bank of America Corporation

•	Charles Schwab & Co., Inc.

•	CSFBdirect (formerly DLJ direct)

•	J.P. Morgan Chase & Co.

•	Citigroup Inc.

•	Datek Online Financial Services LLC (a subsidiary of Datek Online Holdings Corporation)

•	Fidelity Investments

•	FleetBoston Financial Corporation

•	Intuit Inc.

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated

•	CNBC MoneyCentral

•	Morgan Stanley Dean Witter & Co.

•	National Discount Brokers Corporation (which is currently owned by Deutsche Bank; plans to acquire NDB have been announced by Ameritrade, Inc.)

•	NetBank, Inc.

•	PaineWebber Group, Inc. (which is owned by UBS AG)

•	Salomon Smith Barney, Inc. (which is owned by Citigroup)

•	TD Waterhouse Group, Inc.

•	Wells Fargo & Company

•	bankone.com (a division of Bank One Corp.)

•	Yahoo! Inc.

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

        General financial success within the financial services industry over the past several years has strengthened existing competitors and may continue to attract new competitors, such as software development companies, insurance companies and others, as such companies expand their financial product lines. Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, we may be harmed by such competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be harmed.

        There can be no assurance that we will be able to compete effectively with current or future competitors or that this competition will not significantly harm our business.

The security of our computers could be breached or confidential customer information transmitted over public networks could be breached or misused, which could deter customers from using our services and significantly damage our reputation

        Because we rely heavily on electronic communications and secure transaction processing in our securities, banking and ATM businesses, we must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. We must also provide for the secure transmission of confidential information over public networks and prevent unauthorized use of confidential customer information. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers could jeopardize the security of information stored in and transmitted through our computer systems and network, which could harm our ability to retain or attract customers, damage our reputation and subject us to litigation and financial losses. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information over public networks. Advances in computer and decryption capabilities or other developments could compromise the methods we use to protect customer transaction data, which could harm our ability to retain or attract customers. In addition, we must guard against damage, fraud, embezzlement and unauthorized trading by persons with authorized access to our computer systems, including individuals employed by the Company. The security and encryption technology and the operational procedures we implement to prevent break-ins, damage and failures may be unable to prevent future disruptions of our operations. Our insurance coverage may be insufficient to cover losses that may result from these events.

As a significant portion of our revenues come from online investing services, downturns in the securities industry have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

        A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide including a substantial decrease in the past quarter, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE customers who receive more favorable pricing based on their transaction volume. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. We cannot assure you that U.S. securities markets will not continue to be volatile or that prices and transaction volumes will not continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “Item 2. Risk Factors—We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share.”

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

        In addition, our future success depends to a significant degree on the skills, experience and efforts of our Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, Managing Directors and other key management personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

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

The Bank’s diversification of its asset portfolio to include higher yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

        As the Bank diversifies its asset portfolio through purchases of new higher yielding asset classes, we will have to manage assets that carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a simultaneous increase in the amount of our loss reserves would be required. The increased level of charge-offs recorded to meet additional reserve requirements could harm the results of our operations if those higher yields do not cover the charge-offs.

We rely on a number of third parties to process our transactions, and their inability to expand their technology to meet our needs, or our inability to expand our own technology in the event of a significant increase in demand, could impair our ability to acquire new customers and otherwise grow our business

        We rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, other service providers and market-makers, all of which may need to expand the scope of the operations they perform for us. Any backlog caused by a third party’s inability to expand sufficiently to meet our needs could harm our business. In addition, rapid growth in the use of our services could strain our own ability to adequately expand technologically to meet increased demand.

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

If our Business Solutions Group products fail or produce inaccurate results we could be subject to litigation and our reputation may be harmed

        BSG provides products and services to assist companies to work effectively with their own legal, accounting and tax advisors to comply with the laws, regulations, and rules pertaining to equity compensation. BSG provides products and services that, by their nature, are highly technical and intricate, and that deal with issues which could result in significant accounting and tax reporting inaccuracies. If BSG’s efforts to protect itself from liability arising from product design limitations and/or potential human error prove inadequate, these inaccuracies could subject us to customer litigation and damage our reputation.

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

        In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

•	unexpected changes in regulatory requirements and trade barriers,

•	difficulties in staffing and managing foreign operations,

•	the level of investor interest in cross-border trading,

•	authentication of online customers,

•	political instability,

•	fluctuations in currency exchange rates,

•	reduced protection for intellectual property rights in some countries,

•	possible fraud, embezzlement or unauthorized trading by our associates,

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

•	the level of adoption of the Internet in international markets, and

•	potentially adverse tax consequences.

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

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business

        We recently acquired ETFC, TIR, E*TRADE Access, Electronic Investing Corporation, PrivateAccounts Inc., renamed E*TRADE Advisory Services, Inc. on January 2, 2001, E*TRADE Technologies, LoansDirect, Inc. (which merged into and changed its name to E*TRADE Mortgage Corporation on June 15, 2001), WebStreet, Inc. and several of our international affiliates. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and integration of acquired operations and products,

•	diversion of management’s attention from other business concerns,

•	failure to achieve anticipated cost savings,

•	failure to retain existing customers of the acquired companies,

•	amortization of acquired intangible assets, with the effect of reducing our reported earnings, and

•	potential loss of key associates of acquired companies.

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

        As a result of our sale in May 2001 of 6.75% convertible subordinated notes, we have incurred $325 million of additional indebtedness, increasing our ratio of debt to equity (expressed as a percentage) from approximately 37% to approximately 55% as of June 30, 2001. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could

•	make it more difficult to make payments on our debt,

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes,

•	limit our flexibility in planning for or reacting to changes in our business, and

•	make us more vulnerable in the event of a downturn in our business.

Any failure to maintain our relationships with strategic partners or loss in value of the investments we make could harm our business

        We have established a number of strategic relationships and alliances with online and Internet service providers, investment banking and financial service providers, market makers and other vendors. There can be no assurance that each of these relationships or alliances will be maintained or that, if a relationship is maintained, it will be successful or profitable. There can be no assurance that the terms of any relationship or alliance with another party will be honored by that party. Additionally, we may not be able to develop new relationships or alliances of this type in the future.

        We also make investments, either directly or through affiliated private investment funds, in equity securities of other companies without acquiring control of those companies. There may be no public market for the securities of the companies in which we invest, and we may not be able to sell these securities at a profit, or at all. We have in the past been required to write down the value of our investments in equity securities of other companies.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights, be liable for significant damages, or incur significant costs and expenses regardless of the merits of the claims against us

        Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and a number of other countries, and have other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” or our other trademarks could harm our business. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

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

The Company’s efforts to expand its recognition of the E*TRADE brand to areas of the financial services industry other than online trading may not be effective

        As the Company diversifies the scope of the products and services it offers, the brand “E*TRADE” may not be as effective for us in the future, which could negatively impact our revenues. In addition, the Company’s efforts to further its brand as a diversified financial services institution is largely dependent on our use of effective marketing and advertising efforts. If these efforts are not successful, we will not have used resources effectively.

Provisions in our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could prevent or delay an acquisition of us that a shareowner may consider to be favorable

        Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareowner may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock,

•	provision for a classified board of directors with staggered, three-year terms,

•	the prohibition of cumulative voting in the election of directors,

•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws,

•	limits on the persons who may call special meetings of shareowners,

•	the prohibition of shareowner action by written consent, and

•	advance notice requirements for nominations to the board of directors or for proposing matters that can be acted on by shareowners at shareowner meetings.

        Attempts to acquire control of us may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of us that do not offer an adequate price to all shareowners or are otherwise not in the best interests of us and our shareowners. In addition, certain provisions of our stock incentive plans and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

If changes in government regulation, including banking and securities rules and regulations, favor our competition or restrict our business practices, our ability to attract and retain customers and our profitability may suffer

        The securities industry in the United States is subject to extensive regulation under both federal and state laws. The banking industry in the United States is subject to extensive federal regulation. Broker-dealers are subject to regulations covering all aspects of the securities business, which include:

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

        Because we operate in an industry subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules. For example, in November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for financial holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face. Similarly, in February 2001, the Securities Exchange Commission approved amendments to NASD Rule 2520 governing margin requirements for “pattern day traders” which amendments will become effective September 28, 2001. Among other requirements, these amendments will require “pattern day traders” to have deposited in their accounts a minimum equity of $25,000 on any day in which the customer day trades. The amendments to NASD Rule 2520 could affect the behavior of certain of our most active customers and negatively impact our revenues.

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

        The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of June 30, 2001 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities Incorporated	$43,691	$347,662	$303,971
E*TRADE Institutional Securities, Inc.	$ 250	$ 1,424	$ 1,174
E*TRADE Investor Select, Inc.	$ 5	$ 232	$ 227
Marquette Securities, Inc.	$ 250	$ 515	$ 265
E*TRADE Global Asset Management, Inc.	$ 228	$ 13,152	$ 12,924
E*TRADE Canada Securities Corporation	$ 100	$ 286	$ 186
Web Street Securities, Inc.	$ 925	$ 2,339	$ 1,414

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

        The table below summarizes the capital adequacy requirements for the Bank as of June 30, 2001 (dollars in thousands):

	Actual		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
Core Capital (to adjusted tangible assets)	$742,452	5.8%	$637,827	5.0%
Tier 1 Capital (to risk weighted assets)	$742,452	11.4%	$390,402	6.0%
Total Capital (to risk weighted assets)	$757,426	11.6%	$650,670	10.0%

Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could reduce our profitability

        Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. In addition, the listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001 and the Nasdaq initiated decimalization in March 2001. With the advent of decimalization, certain market makers have reduced payments for order flow, others have announced plans to reduce payments for order flow, and others are taking a “wait and see” approach. It is possible that some market makers and market centers could begin charging companies that direct order flow to them. As a majority of our order flow revenues is derived from Nasdaq listed securities, we were negatively affected by decimalization during the quarter ended June 30, 2001. The impact of decimalization on future revenues cannot be accurately predicted at this time, and a continued, general decrease in these revenues is expected. Further, there can be no assurance that we will be able to continue our present relationships and terms for payments for order flow. Loss of any or all of these revenues could harm our business.

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

        All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. In July 2001, we settled a formal NASDR investigation into our advertising practices and were fined by the NASDR in connection with three advertisements that were placed in 1999. The NASDR can impose certain penalties for violations of its advertising regulations, including:

•	censures or fines,

•	suspension of all advertising,

•	the issuance of cease-and-desist orders, or

•	the suspension or expulsion of a broker-dealer or any of its officers or employees.

        In addition, the federal banking agencies impose restrictions on bank advertising of non-deposit investment products to minimize the likelihood of customer confusion.

If we were to solicit orders from our customers or make investment recommendations, we would become subject to additional regulations that could be burdensome and subject us to fines and other penalties

        We do not currently solicit orders from our customers or make investment recommendations. However, if we were to engage in such activities, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. Compliance with these regulations could be burdensome, and, if we fail to comply, we could be subject to fines and other penalties. We are continuing to develop technology, through a joint venture, that may enable us to provide financial advice for online investors in the future.

Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry

        As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy which took effect in July 2001 that require E*TRADE Securities and the Bank to notify consumers about the circumstances in which they may share consumers’ personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and the Bank already provide such opt-out rights in our privacy policies, the regulations require us to modify the text and the form of presentation of our privacy policies and to incur additional expense to ensure ongoing compliance with the regulations.

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

        Increased attention focused upon these issues could hurt the growth of the online financial services industry, which could, in turn, decrease the demand for our services or otherwise harm our business.

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

        Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement power over ETFC and us, including the ability to issue cease-and-desist orders, up to and including forcing divestiture of the Bank, and civil money penalties, for violating the Savings and Loan Holding Company Act. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

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

        A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. As a result of the sale in May 2001 of $325 million principal amount of our convertible subordinated notes, we will have substantial short-term investments until the net proceeds from the sale can be deployed. In addition, we and our subsidiaries have made minority equity investments in other companies that may constitute investment securities under the 1940 Act. In particular, many of our publicly-traded equity investments, which are owned directly or indirectly by us or through related venture funds, are deemed to be investment securities. Although our investment securities currently comprise less than 40% of our total assets, the value of these minority investments has fluctuated in the past, and substantial appreciation in some of these investments or a decline in our total assets may, from time to time, cause the value of our investment securities to exceed 40% of our total assets. These factors may result in us being treated as an “investment company” under the 1940 Act.

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

We have incurred losses in the past and we cannot assure you that we will be profitable

        We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We incurred net losses of $402,000 in fiscal 1998 and $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be sustained.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquire them

        From January 1, 2001 through June 30, 2001, the price per share of our common stock has ranged from a high of $15.38 to a low of $5.32. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

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

    Interest Rate Sensitivity

        During the quarter ended June 30, 2001, we had a variable rate bank line of credit and three variable rate term loans. As of June 30, 2001, we had no borrowings outstanding under this line of credit and $16.9 million outstanding under these term loans. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at June 30, 2001, the interest payments would increase by an immaterial amount.

    Foreign Currency Exchange Risk

        A portion of our operations consist of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound, the Canadian dollar and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar, and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds, and as such, benefit from a weaker dollar, and are harmed by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

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

    Equity Price Risk

        We have investments in publicly-traded equity securities which, in conjunction with cash provided from operations and financing arrangements, are utilized to meet forecasted liquidity needs. The fair value of these securities at June 30, 2001 was $15.1 million. As a result of the sustained market value decline through the six months ended June 30, 2001, we recognized a $10.6 million impairment loss related to these equity investments and our proprietary mutual funds; these write-downs affect our liquidity. Additional write-downs and depreciation in the market value of our portfolio impacts our financing strategies and could result in higher interest expense if alternative financing strategies are used. At June 30, 2001, unrealized gains on these securities were $920,000 and unrealized losses on these securities were none.

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

        We employ various techniques to try to manage the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. We use hedging techniques to reduce the variability of fair value of equity and its overall interest rate risk exposure over a one- to seven-year period.

        We also monitor our assets and liabilities by examining the extent to which those assets and liabilities are interest rate sensitive and by monitoring the interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income.

        The following assumptions were used to prepare our gap table at June 30, 2001. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that adjustable-rate residential mortgage loans and mortgage-backed securities prepay at an annual rate of between 10% and 40%, based on estimated future prepayment rates for comparable market benchmark securities and the Bank’s prepayment history. The table also assumes that fixed-rate, residential loans and mortgage-backed securities prepay, at an annual rate of between 8% and 35%. The above assumptions were applied on a pool-by-pool basis depending on the pools characteristics which include, but are not limited to, the following: product type, coupon rate, rate adjustment frequency, periodic cap, lifetime cap and net coupon reset margin. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice immediately. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

        The following table sets forth our gap at June 30, 2001 (dollars in thousands):

	Balance at June 30, 2001	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years
Interest-earning banking assets:
Loans receivable, net	$ 6,911,940	56.36%	$ 457,787	$ 988,944	$4,331,569	$1,133,640
Mortgage-backed securities, available-for- sale and trading	4,000,796	32.63%	201,791	288,899	1,257,884	2,252,222
Investment securities, available-for-sale and FHLB stock	1,282,966	10.46%	197,486	112,844	650,259	322,377
Federal funds sold and interest bearing deposits	67,402	0.55%	67,402	—	—	—

Total interest-earning banking assets	12,263,104	100.00%	$ 924,466	$1,390,687	$6,239,712	$3,708,239

Non-interest-earning banking assets	422,569

Total banking assets	$ 12,685,673

Interest-bearing banking liabilities:
Savings deposits	$ 1,893,735	16.44%	$ —	$ —	$1,893,735	$ —
Time deposits	5,793,271	50.29%	1,239,212	3,372,747	1,164,670	16,642
FHLB advances	873,300	7.58%	773,300	—	50,000	50,000
Other borrowings	2,959,587	25.69%	2,959,587	—	—	—

Total interest-bearing banking liabilities	11,519,893	100.00%	$4,972,099	$3,372,747	$3,108,405	$ 66,642

Non-interest-bearing banking liabilities	377,384

Total banking liabilities	$ 11,897,277

Periodic gap			$(4,047,633)	$(1,982,060)	$3,131,307	$3,641,597
Cumulative gap			$(4,047,633)	$(6,029,693)	$(2,898,386)	$ 743,211
Cumulative gap to total assets			(31.9)%	(47.5)%	(22.8)%	5.9%
Cumulative gap to total assets hedge affected			8.2%	7.0%	(18.2)%	5.9%
As of September 30, 2000:
Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

        As of June 30, 2001, the Bank’s cumulative one-year gap and five-year gap to total assets hedge affected of 7% and negative 18.2% have decreased from negative 12.8% and negative 21.5% as of September 30, 2000. The changes are due largely to additional hedging activity and the shortening of duration of the mortgage assets as a result of lower interest rates and faster prepayment assumptions.

PART II.    OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

        Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal and Administrative Proceedings in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2000, and under Part II Item 1. Legal and Administrative Proceedings in our Transition Report on Form 10-QT for the quarter ended December 31, 2000 and our Report on Form 10-Q for the quarter ended March 31, 2001.

        From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving both securities related and non-securities related matters. We are also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC or the NASDR by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal arbitration claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could harm our business. The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

        We maintain insurance in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal risks that we insure against are comprehensive general liability, commercial property damage, hardware and software damage, directors and officers, fidelity (crime) bond, and errors and omissions liability. We believe that such insurance coverage is adequate for the purpose of our business.

Item 2.    Changes in Securities and Use of Proceeds

        On January 2, 2001, the Company’s Board of Directors issued restricted stock grants of an aggregate total of 1,279,333 shares to the executive officers of the Company, which are scheduled to vest monthly over a four year period. On January 2, 2001, the Company’s Board of Directors issued a restricted stock grant of 666,666 shares to the Chief Executive Officer of the Company, which is scheduled to vest monthly over an 18 month period. On April 6, 2001, the Company’s Board of Directors issued a restricted stock grant of 4,000,000 shares to the Company’s Chief Executive Officer, which is scheduled to vest monthly over a five year period. The Company has utilized its restricted stock as an incentive to attract and keep qualified experienced key personnel. Under the terms of all of these restricted stock grants, the Company has a right to repurchase any unvested shares at the original exercise price of the shares upon termination of employment. All of the issuances of restricted stock by the Company have been transactions “not involving a public offering” and therefore were exempted transactions under Section 4(2) of the Securities Act.

        On March 12, 2001, the Company authorized the issuance of an aggregate of 618,057 shares of unregistered common stock in connection with the acquisition of PrivateAccounts, Inc. (renamed E*TRADE Advisory Services Inc. on January 2, 2001). The shares were deposited into escrow pursuant to the terms of the merger agreement as a portion of the consideration for the merger. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 20, 2001, the Bank of New York as escrow agent authorized the release from escrow of 478,500 of the shares of common stock. On June 22, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 478,500 shares. The registration statement has not yet been declared effective. In addition, the above-referenced registration statement included the registration of 134,820 shares issued upon the exercise of certain warrants assumed in connection with the acquisition of E*TRADE Financial Corporation. No underwriters were involved, and there were no underwriting discounts or commissions. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that warrants were sold by the original issuer in a sale not involving a public offering.

        In May 2001, the Company consummated the sale of its 6 3 /4% percent convertible subordinated notes due 2008, referred to herein as the Notes, in the aggregate principal amount of $325 million. J.P. Morgan Securities Inc. was the initial purchaser. The Notes are convertible, in whole or in part, at any time prior to maturity, at the option of the holders, unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $10.925 per share, a 25% premium to the closing price of the common stock on the date of pricing. The Notes are non-callable until May 2004 and thereafter are callable at par, plus accrued interest plus a premium. The Notes were issued under an Indenture, dated May 29, 2001, between the Company and The Bank of New York, as Trustee. The Notes were issued to a limited number of purchasers in a private placement exempt from registration under Rule 144A under the Securities Act. The net proceeds to the Company was approximately $314.5 million, which will be used for general corporate purposes, including capital expenditures and to meet working capital needs. The Notes may not be offered or sold in the United States absent registration with the SEC or the availability of an applicable exemption from such registration requirements. On June 28, 2001, the Company filed a registration statement with the SEC for the resale by holders of the Notes of their notes and the common stock issuable upon conversion of the Notes. The registration statement has not yet been declared effective.

        On June 8, 2001, holders of an aggregate principal amount of $30 million of our 6% convertible notes agreed to exchange such notes for an aggregate of 2,740,000 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

        On July 5, 2001, the Company adopted a stockholder rights plan. Under the rights plan, the Company issued a dividend of one right for each share of common stock of the Company held by stockholders of record at the close of business on July 17, 2001. Each right initially entitles the holder to purchase from the Company one one-thousandth of a share of a new series of participating preferred stock of the Company at an initial purchase price of $50. The rights will become exercisable and will detach from the Company’s common stock only upon the occurrence of certain events. Upon the occurrence of these events, unless redeemed for $.01 per right, the rights will become exercisable by holders, other than rights held by a potential unsolicited third party acquiror, for shares of common stock of the Company or for shares of the third party acquiror having a value of twice the right’s then-current purchase price. The rights will expire on July 9, 2011. See Current Report on Form 8-K filed on July 10, 2001.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number
*3.1	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company.

4.1	Indenture dated as of May 29, 2001 between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on
Form S-3, File No. 333-64102).

4.2	Officers’ Certificate pursuant to Sections 2.1 and 2.2 of the Indenture referred to in Exhibit 4.1
(incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3,
File No. 333-64102).

4.3	Form of Note (included in Exhibit 4.2).

4.4	Rights Agreement dated as of July 9, 2001 between the Company and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 of the
Company’s Current Report on Form 8-K filed on July 10, 2001).

10.1	Form of Stock Pledge Agreement by and between the Company and Charles W. Thomson dated February 28, 2001

10.2	Form of Loan, Note and Stock Pledge Agreements by and between the Company and Pamela Kramer dated March 30, 2001

10.3	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly-owned subsidiary of the Company, and each of Jerry Gramaglia and Charles W. Thomson, as lessees

*10.4	Form of Loan and Note Agreements between the Company and Dennis Lundien, dated May 9, 2001.

*10.5	Form of Note and Stock Pledge Agreements between the Company and Christos M. Cotsakos, dated June 19, 2001.
*    Filed herewith.

(b)  Reports on Form 8-K

        On May 21, 2001, the Company filed a Current Report on Form 8-K to report that it had entered into an Agreement and Plan of Merger to acquire Web Street, Inc., parent company of Web Street Securities, an online brokerage firm.

        On May 22, 2001, the Company filed a Current Report on Form 8-K to report that it intended to sell approximately $250 million in convertible subordinated notes in a private placement.

        On June 15, 2001, the Company filed a Current Report on Form 8-K to report the final closing terms of its private placement of $325 million of convertible subordinated notes and to report the potential write down of certain of its investments.

        On July 10, 2001, the Company filed a Current Report on Form 8-K to report the adoption of its stockholder rights plan.

        On July 24, 2001, the Company filed a Current Report on Form 8-K to report the announcement of its financial results for the quarter ended June 30, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E*TRADE Group, Inc.
(Registrant)

Dated: August 14, 2001

/S / CHRISTOS M. COTSAKOS
By
Christos M. Cotsakos
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ LEONARD C. PURKIS
By
Leonard C. Purkis
Chief Financial Officer
(Principal Financial and Accounting Officer)