Form 10-Q
period 2001-09-30
E TRADE GROUP INC
filed 2001-11-06
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

          As of October 30, 2001, there were 370,585,687 shares of common stock and 2,017,819 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2001

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Transaction revenues	$ 76,127	$151,976	$ 316,753	$ 586,766
Interest income	284,946	300,705	900,891	802,678
Global and institutional	37,816	37,185	111,704	127,438
Other	82,467	46,732	218,144	88,392

Gross revenues	481,356	536,598	1,547,492	1,605,274
Interest expense	(189,196)	(195,100)	(614,473)	(506,550)
Provision for loan losses	—	(1,236)	(3,099)	(3,466)

Net revenues	292,160	340,262	929,920	1,095,258

Cost of services	140,519	136,156	433,412	400,317

Operating expenses:
Selling and marketing	50,268	91,774	199,365	389,703
Technology development	20,882	28,490	66,583	105,617
General and administrative	55,250	61,292	177,398	166,031
Amortization of goodwill and other intangibles	11,421	8,395	28,442	20,600
Acquisition-related expenses	5,387	4,908	5,904	30,640
Facility restructuring and other nonrecurring charges	227,249	—	227,249	—

Total operating expenses	370,457	194,859	704,941	712,591

Total cost of services and operating expenses	510,976	331,015	1,138,353	1,112,908

Operating income (loss)	(218,816)	9,247	(208,433)	(17,650)

Non-operating income (expense):
Corporate interest income	6,757	5,781	17,755	15,010
Corporate interest expense	(15,297)	(11,355)	(39,284)	(29,503)
Gain (loss) on investments	(32,465)	144,502	(48,038)	179,833
Equity in losses of investments	(1,079)	(5,474)	(6,231)	(7,624)
Unrealized loss on venture funds	(13,506)	(8,099)	(34,075)	(26,189)
Fair value adjustments of financial derivatives	(3,327)	—	(4,703)	—
Other	(422)	(250)	(830)	(1,973)

Total non-operating income (expense)	(59,339)	125,105	(115,406)	129,554

Pre-tax income (loss)	(278,155)	134,352	(323,839)	111,904
Income tax expense (benefit)	(19,471)	87,194	(45,368)	86,172
Minority interest in subsidiaries	299	(499)	(16)	(676)

Income (loss) before extraordinary gain on early extinguishment of debt, net of tax	(258,983)	47,657	(278,455)	26,408
Extraordinary gain on early extinguishment of debt, net of tax (See Note 8)	15,246	—	15,320	—

Net income (loss)	$(243,737)	$ 47,657	$ (263,135)	$ 26,408

Income (loss) per share before extraordinary gain on early extinguishment of debt:
Basic	$ (0.77)	$ 0.15	$ (0.86)	$ 0.09

Diluted	$ (0.77)	$ 0.15	$ (0.86)	$ 0.09

Net income (loss) per share:
Basic	$ (0.72)	$ 0.15	$ (0.81)	$ 0.09

Diluted	$ (0.72)	$ 0.15	$ (0.81)	$ 0.09

Shares used in computation of per share data (See Note 13):
Basic	336,469	309,145	323,833	292,817
Diluted	336,469	322,570	323,833	308,997

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	September 30, 2000
	(unaudited)
ASSETS
Cash and equivalents	$ 1,760,175	$ 433,377
Cash and investments required to be segregated under Federal or other regulations	289,233	125,862
Brokerage receivables—net	2,723,398	6,542,508
Mortgage-backed securities	4,113,210	4,188,553
Loans receivable—net of allowance for loan losses of $13,939 at September 30, 2001 and $10,930 at September 30, 2000	6,301,880	4,172,754
Investments	1,268,499	727,284
Property and equipment—net	332,906	334,262
Goodwill and other intangibles	480,334	484,166
Other assets	759,875	308,671

Total assets	$18,029,510	$17,317,437

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Brokerage payables	$ 2,764,434	$ 6,055,530
Banking deposits	8,027,993	4,721,801
Borrowings by bank subsidiary	3,574,168	3,531,000
Convertible subordinated notes	860,000	650,000
Accounts payable, accrued and other liabilities	1,254,016	471,626

Total liabilities	16,480,611	15,429,957

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $57,400)	54,978	30,647

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2001 and September 30, 2000	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 2,469,926 at September 30, 2001 and 5,619,543 at September 30, 2000	25	56
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 327,077,789 at September 30, 2001 and 304,504,764 at September 30, 2000	3,271	3,045
Additional paid-in capital	1,982,872	1,814,581
Unearned Employee Stock Ownership Plan shares	(780)	(1,560)
Shareowners’ notes receivable	(31,571)	(19,103)
Deferred stock compensation	(31,087)	—
Accumulated deficit	(268,690)	(6,908)
Accumulated other comprehensive income (loss)	(160,119)	66,722

Total shareowners’ equity	1,493,921	1,856,833

Total liabilities and shareowners’ equity	$18,029,510	$17,317,437

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended September 30,
	2001	2000
Net cash provided by (used in) operating activities	$ 963,401	$ (63,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities, and other investments, net of securities received in business acquisitions	(20,837,789)	(8,763,194)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for- sale securities, and other investments	21,447,480	6,711,022
Net increase in loans receivable, net of loans received in business acquisitions	(1,482,688)	(1,775,723)
(Increase) decrease in restricted deposits	249	(22,930)
Purchases of property and equipment, net of property and equipment received in business acquisitions	(122,966)	(149,272)
Other	(135,598)	(7,688)

Net cash used in investing activities	(1,131,312)	(4,007,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	2,277,784	1,866,753
Advances from the Federal Home Loan Bank of Atlanta	1,175,300	3,758,500
Payments on advances from the Federal Home Loan Bank of Atlanta	(1,765,794)	(2,814,500)
Net increase (decrease) in securities sold under agreements to repurchase	(464,645)	826,841
Net proceeds from convertible subordinated notes	315,250	631,312
Repurchase of subordinated notes, net of issuance costs	(15,283)	—
Proceeds from issuance of trust preferred securities	24,216	—
Proceeds from payments of principal and prepayments of interest on related party loans	2,899	—
Proceeds from issuance of common stock from associate stock transactions	24,189	12,903
Proceeds from bank loans and lines of credit, net of transaction costs	1,967	74,502
Payments on bank loans and lines of credit	(32,867)	(154,802)
Repayment of capital lease obligations	(10,032)	—
Repurchase of shares of common stock	(67,730)	—
Issuance of shareowners’ notes receivable	(12,500)	—
Issuance of related party loans receivable	(7,008)	(9,586)
Other	11,976	(13,699)

Net cash provided by financing activities	1,457,722	4,178,224

INCREASE IN CASH AND EQUIVALENTS	1,289,811	107,150
CASH AND EQUIVALENTS—Beginning of period	470,364	326,227

CASH AND EQUIVALENTS—End of period	$ 1,760,175	$ 433,377

SUPPLEMENTAL DISCLOSURES:
Selected adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and discount accretion	$ 117,908	$ 76,719

Non-cash investing and financing activities:
Unrealized loss on available-for-sale securities	$ (76,296)	$ (444,928)

Tax benefit on exercise of stock options	$ 9,002	$ 22,259

Assets acquired under capital lease obligations	$ 6,358	$ 6,570

Change in financial derivatives recorded at fair market value	$ (251,902)	$ —

Deferred stock compensation, net of amortization	31,087	$ —

Reclassification of loans held for investment to loans held for sale	$ 802,865	$ —

Exchange of 6% convertible subordinated notes for common stock	$ 61,331	$ —

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$ 113,376	$ 92,748
Cash paid, less acquired (including acquisition costs)	2,052	5,790
Liabilities assumed	6,910	17,867
Reduction in payable for purchase of international subsidiary	(20,894)	—
Carrying value of joint venture investment	1,258	715

Fair value of assets acquired (including goodwill of $47,913 and $23,239)	$ 102,702	$ 117,120

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc., referred to in this Form 10-Q as the Parent, a financial services holding company, and its subsidiaries, collectively referred to in this Form 10-Q as the Company or E*TRADE. These subsidiaries include, but are not limited to, E*TRADE Securities, Incorporated, referred to in this Form 10-Q as E*TRADE Securities, a securities broker-dealer, TIR (Holdings) Limited, referred to in this Form 10-Q as TIR, a provider of global securities brokerage and other related services to institutional clients, and E*TRADE Financial Corporation, referred to in this Form 10-Q as ETFC, a provider of financial services whose primary business is conducted by its subsidiary, E*TRADE Bank, referred to in this Form 10-Q as the Bank, a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation, referred to in this Form 10-Q as the FDIC, to customers nationwide.

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

          These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, referred to in this Form 10-Q as the SEC, and, in the opinion of management, reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

          Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    FACILITY RESTRUCTURING AND OTHER NONRECURRING CHARGES

          On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations and enhancing profitability primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $227.2 million ($125.2 million after tax) for the three months ended September 30, 2001.

          Over the past three years, the Company has completed more than 16 acquisitions of companies with facilities in major metropolitan centers in the United States and Europe. The Company is consolidating some of these facilities to bring together key decision-makers and streamline operations. As part of this initiative, the Company is vacating facilities in Portland, Oregon and San Francisco, California and relocating associates to its facilities in Menlo Park and Rancho Cordova, California and Arlington, Virginia, as well as the soon-to-be-opened E*TRADE Center in San Francisco, California. Also, the Company is combining operations in several international countries and consolidating international back office operations. The Company has recorded a pre-tax restructuring charge of $133.0 million related to its facilities consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements totaling $37.0 million and anticipated operating costs committed in new, third party sublease property agreements of $42.6 million. The charge does not include relocation costs that will be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of our committed lease terms of 7 to 10 years.

          As a result of the Company’s worldwide consolidation activities, certain software developed for specific locations and certain other fixed assets will no longer be used. In addition, management reviewed the Company’s current technology development activities and has chosen to focus on projects generating the highest return in the short term, and as a result, work on less critical projects has ceased. In total, the Company is taking a pre-tax charge of $49.9 million related to writing off capitalized software and hardware related to these technology projects and for other fixed assets.

          The restructuring accrual also includes other pre-tax charges of $44.3 million for committed expenses, renegotiation and waiver of certain employment related contractual obligations, termination of consulting agreements and cancellation penalties on various services, that will no longer be required in the facilities the Company is vacating.

          A summary of the facility restructuring and other nonrecurring charges is outlined as follows (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Facility restructuring and other nonrecurring charges	$132,999	$49,947	$44,303	$227,249
Activity through September 30, 2001:
Cash charges	(77)	—	(1,311)	(1,388)
Noncash charges	(43,173)	(45,681)	(18,639)	(107,493)

Restructuring liabilities at September 30, 2001	$ 89,749	$ 4,266	$24,353	$118,368

NOTE 3.    BUSINESS COMBINATIONS

          In May 2001, the Company entered into an agreement to acquire Web Street, Inc., referred to in this Form 10-Q as Web Street, parent company of Web Street Securities, Inc., referred to in this Form 10-Q as Web Street Securities, an online brokerage firm, for an aggregate preliminary purchase price of approximately $48.5 million, comprised of approximately 4.9 million shares of the Company’s common stock valued at $43.5 million, the assumption of approximately 418,000 warrants valued at approximately $700,000, and acquisition costs of approximately $4.3 million. Through the acquisition of Web Street, the Company increased its customer base. As of June 30, 2001, the Company obtained a controlling interest in Web Street, and the Company completed the acquisition of all of its outstanding shares by August 6, 2001. The acquisition was accounted for using the purchase method of accounting, and the results of Web Street’s operations have been combined with those of the Company from the date of acquisition. The purchase price exceeded the fair value of the tangible assets acquired by approximately $37.2 million, which has been allocated to active brokerage accounts acquired. The value allocated to active brokerage accounts acquired will be amortized over seven years using an accelerated method. The purchase price allocation at September 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired.

          On February 1, 2001, the Company acquired LoansDirect, Inc., which, on June 15, 2001, was merged into and renamed E*TRADE Mortgage Corporation, referred to in this Form 10-Q as E*TRADE Mortgage, an alternative distribution mortgage originator, for an aggregate purchase price of approximately $36.6 million, comprised of approximately 3.0 million shares of the Company’s common stock valued at $33.0 million, the assumption of vested employee stock options of approximately $1.5 million, and acquisition costs of approximately $2.1 million. Through the acquisition of E*TRADE Mortgage, the Company expects to make strategic inroads into the consumer lending market, advancing its diversified online financial services model. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Mortgage’s operations have been combined with those of the Company since the date of acquisition. The purchase price exceeded the fair value of the assets acquired by approximately $32.6 million, which was recorded as goodwill to be amortized over 15 years. The purchase price allocation at September 30, 2001 is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for E*TRADE Mortgage were not material. Included in other revenue, the Company recorded $28.3 million and $62.3 million in the three and nine months ended September 30, 2001, respectively, from the gains on the sales of loans originated by E*TRADE Mortgage (gains on the sales of loans held for sale by the Bank in the aggregate were $46.5 million and $88.6 million in the three and nine months ended September 30, 2001, respectively). Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold.

          The proforma information below assumes that the acquisitions of Web Street and E*TRADE Mortgage occurred at the beginning of calendar year 2000 and includes the effect of amortization of goodwill and the amount allocated to active brokerage accounts acquired from that date (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2001	2000
Net revenues	$ 941,971	$1,137,394
Income (loss) before extraordinary gains	$(292,190)	$ 910
Net income (loss)	$(276,870)	$ 1,835
Basic and diluted income (loss) per share before extraordinary gains	$ (0.88)	$ 0.00
Basic and diluted income (loss) per share	$ (0.83)	$ 0.01

          The proforma information is for information purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisition taken place at the beginning of calendar year 2000.

          In October 2000, the Company completed the acquisition of PrivateAccounts, Inc., renamed E*TRADE Advisory Services, Inc. on March 26, 2001, and referred to in this Form 10-Q as E*TRADE Advisory Services, a Minneapolis-based developer of online separately managed accounts. The Company issued 618,057 shares of common stock valued at approximately $8.7 million in exchange for all of the outstanding shares of E*TRADE Advisory Services. The Company also issued an equal number of shares to be held in escrow until the completion of product and asset target milestones, whereby the Company would be required to issue up to an additional $31.0 million of the Company’s common stock and, if necessary, cash consideration as incentive consideration. In March 2001, E*TRADE Advisory Services achieved a product development milestone, resulting in the release from escrow of approximately 479,000 shares valued at approximately $4.3 million. In July 2001, E*TRADE Advisory Services achieved a second product development milestone, resulting in the release from escrow of approximately 140,000 shares and the issuance of approximately 557,000 additional shares valued in total at $4.3 million. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Advisory Services’ operations have been combined with those of the Company since the date of acquisition. The purchase price allocation has been allocated based on the estimated fair value of net tangible and intangible assets acquired. Prior period results for E*TRADE Advisory Services were not material.

          In October 1999, the Company entered into a joint venture agreement with Berliner Effektenbank AG and New York Broker Deutschland AG to form E*TRADE Germany AG, referred to in this Form 10-Q as E*TRADE Germany. The Company had a 60% ownership interest in this joint venture at September 30, 2000. The Company entered into an agreement to acquire the remaining 40% ownership interest in E*TRADE

Germany for approximately 24.0 million Euros (approximately $20.2 million as of October 16, 2000, the closing date of the transaction). The additional investment was comprised of approximately $1.4 million in cash (paid in October 2000), 1.4 million shares of the Company’s common stock valued at approximately $12.3 million (paid in January 2001), and 1.4 million shares of the Company’s common stock valued at approximately $8.7 million (paid in July 2001). The purchase price exceeded the fair value of the assets acquired by $19.4 million, which was recorded as goodwill to be amortized over 20 years. The acquisition was accounted for using the purchase method of accounting, and the results of E*TRADE Germany’s operations have been combined with those of the Company since the date of the acquisition. The purchase price allocation has been allocated based on the estimated fair value of net tangible assets acquired. Prior period results for E*TRADE Germany were not material.

NOTE 4.    SALE OF INTERNATIONAL SUBSIDIARY

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

NOTE 5.    BROKERAGE RECEIVABLES—NET AND PAYABLES

          Brokerage receivables—net and payables consist of the following (in thousands):

	September 30, 2001	September 30, 2000
Receivable from customers and non-customers (less allowance for doubtful accounts of $5,659 at September 30, 2001 and $3,887 at September 30, 2000)	$1,900,647	$5,173,220
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	87,694	89,031
Deposits paid for securities borrowed	719,678	1,267,109
Securities failed to deliver	903	1,970
Other	14,476	11,178

Total brokerage receivables—net	$2,723,398	$6,542,508

Payable to customers and non-customers	$1,808,245	$1,735,228
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	912,712	4,296,399
Securities failed to receive	1,550	6,266
Other	41,927	17,637

Total brokerage payables	$2,764,434	$6,055,530

          Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. At September 30, 2001 and September 30, 2000, credit extended to customers and non-customers with respect to margin accounts was $1,475 million and $5,040 million, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of September 30, 2001, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $2,879 million, which it can sell or repledge. Of this amount, $1,055 million has been pledged or sold as of September 30, 2001 in connection with securities loans, bank borrowings and deposits with clearing organizations. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 6.    INVESTMENTS

          Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of Statement of Financial Accounting Standard, referred to in this Form 10-Q as SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included are investments in entities in which the Company owns between 20% and 50%, or in which there are other indicators of significant influence. These investments are generally accounted for using the equity method. Investments in which there is a less than 20% ownership are generally carried at cost.

          The carrying amounts of investments are shown below (in thousands):

	September 30, 2001	September 30, 2000
Trading securities	$ 51,758	$ 3,867
Available-for-sale investment securities(1)	1,132,305	603,500
Equity method and other investments:
Joint ventures	16,515	30,492
Venture capital funds	27,000	50,974
Archipelago	25,274	25,658
Other investments	15,647	12,793

Total investments	$1,268,499	$727,284

(1)	Includes investments of $8.0 million and $18.1 million at September 30, 2001 and 2000, respectively, in mutual funds in which the Company is the sponsor.

Publicly-Traded Equity Securities

          Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. In June 2001, the Company determined there had been an other than temporary decline in the value of its technology stocks, given market conditions combined with a sustained decline in the value of some of its publicly traded equities in technology companies during the six months ended June 30, 2001. As a result, the Company wrote down the related investments to their fair market value at June 30, 2001, recognizing pre-tax losses of approximately $9.3 million in the three months ended June 30, 2001. The Company reviews its portfolio of publicly-traded and other securities on a quarterly basis for indications of possible impairment. Declines in value assessed as other than temporary are reflected in loss on investments. Unrealized gains related to available-for-sale securities were none and $186.3 million at September 30, 2001 and 2000, respectively. Unrealized losses related to these investments were $1.7 million and $2.8 million at September 30, 2001 and 2000, respectively.

Joint Ventures

          During the three months ended September 30, 2001, the Company determined that, based on projected cash flows, its investment in eAdvisor was impaired. The Company recognized a $10.0 million impairment loss on its investment in the three months ended September 30, 2001.

SoundView Technology Group, Inc.

          At September 30, 2000, E*TRADE owned a 23.6% investment in E*OFFERING Corp., referred to in this Form 10-Q as E*OFFERING, a full service, Internet-based investment bank. On October 16, 2000, SoundView Technology Group, Inc., formerly known as Wit SoundView Group, Inc., referred to in this Form 10-Q as Wit, completed the acquisition of E*OFFERING. Under the terms of the E*OFFERING acquisition agreement, the

Company received approximately 5.0 million shares of Wit common stock and warrants to purchase approximately 535,000 and 1.8 million shares of Wit common stock exercisable immediately for $5.99 and $0.60 per share, respectively, and expiring in February 2001 and January 2005, respectively, as well as the right to name one representative to Wit's Board of Directors. The warrants to purchase approximately 535,000 shares of Wit common stock expired unexercised in February 2001 and the Company did not exercise any of the warrants to purchase approximately 1.8 million shares. Concurrently with this agreement, the Company and Wit entered a Strategic Alliance Agreement with Wit, referred to in this Form 10-Q as the Strategic Alliance Agreement. Pursuant to the terms of the Strategic Alliance Agreement, the Company acquired Wit's retail brokerage business, received approximately 4.0 million shares of Wit common stock and a warrant to purchase up to 2.0 million shares of Wit common stock for $10.25 per share as consideration for naming Wit to be the exclusive source of initial public offerings and entering into certain arrangements concerning follow-on offerings, investment banking products and secondary market-making services. The Strategic Alliance Agreement had a total term of five years. The fair value of the consideration for the Strategic Alliance Agreement was recorded as deferred revenue and amortized to other revenue over the term of the Strategic Alliance Agreement. In a related transaction, the Company also purchased 2.0 million shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company held an approximate 10% ownership interest in Wit, and accounted for its investment under the equity method.

          Effective August 20, 2001, the Company entered into a Termination Agreement and General Release with Wit, referred to in this Form 10-Q as the Termination Agreement. Pursuant to the terms of the Termination Agreement, the Company and Wit terminated the Strategic Alliance Agreement in its entirety and entered into a new business relationship. In consideration of the Termination Agreement, the Company transferred to Wit 9.3 million shares of Wit common stock, warrants to purchase 1.8 million shares of Wit common stock at a price of $0.60 per share, and warrants to purchase 2.0 million shares of Wit common stock at $10.25 per share. The fair value of the shares and warrants transferred to Wit was $16.5 million, which has been recorded as a reduction to other revenues, offsetting the recognition of $17.8 million in remaining deferred revenues relating to the termination of the Company's Strategic Alliance Agreement. Subsequent to entering into the Strategic Alliance Agreement, the Company sold its remaining investment in Wit, comprised of 2.3 million shares of Wit common stock to a related party at fair market value for cash of $3.8 million. The Company recognized a $19.8 million loss on its investment in Wit, reflecting the difference between the fair value and the carrying value of the securities as of the date of these transactions.

Other

          The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. The Company also has investments in venture funds which are accounted for under the equity method. The Company amended its partnership agreement in the E*TRADE eCommerce Fund, L.P., recording an $11.1 million unrealized loss and a corresponding reduction in the Company’s investment in the fund in the three months ended September 30, 2001.

NOTE 7.    RELATED PARTY TRANSACTIONS

          In September 2001, following the events of September 11, 2001, the Company made a short-term loan to a director of the Company in the aggregate principal amount of approximately $4.1 million. The loan accrued interest at a rate of 3.82% annually. The principal amount and accrued interest on the loan were repaid in full in October 2001. The loan was collateralized by shares of common stock currently held in the name of the director.

           In May 2001, the Company made a loan to an executive officer of the Company in the aggregate principal amount of $2.0 million. The loan accrued interest at a rate of 4.25% annually. The principal amount and accrued interest on the loan were due in May 2002 and were repaid in full in October 2001. The loan was collateralized by real property owned by the executive officer.

          In March 2001, the Company made a loan to an executive officer of the Company in the aggregate principal amount of $0.1 million. The loan accrues interest at a rate of 4.68% annually. Accrued interest on the loan is due in March 2002, and the remaining interest and principal are due in March 2003. The loan is collateralized by shares of the Company’s common stock currently held in the name of the executive officer.

          In November and December 2000, the Company made loans to two executive officers and a director of the Company in the aggregate principal amount of $30.5 million. The loans accrue interest at rates of between 6.09% and 6.10% annually. The principal amounts of $0.5 million, $15.0 million, and $15.0 million are due in December, 2002, November, 2005 and November, 2010, respectively. One of the $15.0 million loans is collateralized by real property owned by an executive officer. The other $15.0 million loan is collateralized by equity interests in various limited liability companies and properties owned by a director. In connection with the Company’s facility restructuring and other nonrecurring charges in the three months ended September 30, 2001, the Company renegotiated and obtained a waiver of certain significant contractual obligations in consideration of settlement of the outstanding $15.0 million loan secured by real estate.

          In connection with certain corporate actions in the three months ended September 30, 2001, the Company renegotiated and terminated certain consulting relationships with certain former executive officers of the Company. As partial consideration for the termination of these agreements, the Company settled a total of $3.3 million in loans to the executive officers.

          Related party loans receivable are recorded in other assets ($26.3 million at September 30, 2001 and $9.9 million at September 30, 2000).

          See Note 10 for additional related party transactions.

NOTE 8.    SUBORDINATED NOTES AND OTHER BORROWINGS

          The Company recorded an extraordinary gain on early extinguishment of debt of $15.2 million (net of tax expense of $10.2 million) and $15.3 million (net of tax expense of $10.8 million) in the three and nine months ended September 30, 2001, respectively. In the three months ended September 30, 2001, amounts recorded included a $16.9 million gain (net of tax expense of $11.3 million) on exchanges in the aggregate of $60.0 million of the Company’s 6% convertible subordinated notes for approximately 6.4 million shares of the Company’s common stock and repurchases in the aggregate of $25.0 million of the Company’s 6% convertible subordinated notes for approximately $15.3 million paid in cash, offset by a $1.7 million loss (net of tax benefit of $1.1 million) recorded as a result of the early redemption of $227.0 million of adjustable and fixed rate advances from the Federal Home Loan Bank of Atlanta, referred to in this Form 10-Q as the FHLB. In the nine months ended September 30, 2001, amounts recorded included a $22.0 million gain (net of tax expense of $14.7 million) on exchanges in the aggregate of $90.0 million of the Company’s 6% convertible subordinated notes for approximately 9.2 million shares of the Company’s common stock and repurchases in the aggregate of $25.0 million of the Company’s 6% convertible subordinated notes for approximately $15.3 million paid in cash, offset by a $6.7 million loss (net of tax benefit of $3.9 million) recorded as a result of the early redemption of $827.0 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

          On May 29, 2001, the Company completed a Rule 144A offering of $325 million of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company expects to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs.

The Company has not identified the amounts planned to be spent on each of these areas or the timing of such expenditures. Accordingly, the Company’s management will have broad discretion in the application of the net proceeds. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the calendar year, the additional interest expense and issuance costs associated with the securities would have had no effect on the reported basic and diluted net loss per share of $0.72 for the three months ended September 30, 2001 and would have increased the basic and diluted net loss per share to $0.83 for the nine months ended September 30, 2001.

          During the nine months ended September 30, 2001, the Company obtained term loans from financial institutions which are collateralized by equipment owned by the Company. Borrowings under these term loans bear interest at 3.0% to 3.25% above LIBOR (5.637% to 5.887% at September 30, 2001). The Company had $14.7 million outstanding under these term loans at September 30, 2001, which is included in accounts payable, accrued and other liabilities.

          In October 2001, the Company renewed a $50 million line of credit under an agreement with a bank that expires in December 2001. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (total of 2.987% at September 30, 2001). The Company had no borrowings outstanding under this line of credit at September 30, 2001.

NOTE 9.    MANDATORILY REDEEMABLE PREFERRED SECURITIES

          In July 2001, ETFC formed ETFC Capital Trust I, referred to in this Form 10-Q as ETFCCT I, a business trust formed solely for the purpose of issuing capital securities. ETFCCT I sold, at par, 20,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $20.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The Subordinated Debentures mature in 2031 and have a variable annual dividend rate at 3.75% above the 6 month LIBOR, payable semi-annually, beginning in January 2002. The net proceeds were used for ETFC’s general corporate purposes, which include funding ETFC’s continued growth.

          In July 2001, ETFC formed ETFC Capital Trust II, referred to in this Form 10-Q as ETFCCT II, a business trust formed solely for the purpose of issuing capital securities. ETFCCT II sold, at par, 5,000 shares of Fixed Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $5.0 million and invested the net proceeds in ETFC’s Fixed Rate Junior Subordinated Debentures. The Subordinated Debentures mature in 2031 and have an annual dividend rate of 10.25%, payable semi-annually, beginning in January 2002. The net proceeds were used for ETFC’s general corporate purposes, which include funding ETFC’s continued growth.

NOTE 10.    SHAREOWNERS’ EQUITY

Stock Repurchase Program

          In September 2001, the Company's Board of Directors approved a multi-year stock buyback program authorizing the Company to repurchase up to 50.0 million shares of the Company's common stock. In the three months ended September 30, 2001, approximately 10.1 million shares of common stock were repurchased for an aggregate purchase price of approximately $52.2 million. These purchases were made in the period from September 17, 2001 through September 28, 2001 in accordance with the terms of the Emergency Orders Pursuant to Section 12(k)(2) of the Securities Exchange Act issued by the SEC beginning September 14, 2001. Pursuant to the stock buyback program approved by the Board, the Company remains authorized to repurchase up to 39.9 million additional shares of common stock.

Share Buyback

          In August 2001, the Company reacquired approximately 7.0 million shares of the Company’s common stock in a private transaction valued at approximately $38.0 million. The Company has retired these shares.

Shareowners’ Notes Receivable

          Outstanding shareowners’ notes receivable in the aggregate of $19.1 million were due through July 2001. The terms of these notes have been extended through December 31, 2002, and the interest rates have been adjusted to reflect current market rates.

          In June 2001, the Company made a full recourse loan to one of its executive officers for approximately $12.5 million. The proceeds from this loan were primarily used to fund the purchase of shares of the Company’s common stock and the associated tax liability for the exercise and hold of stock options. The loan accrues interest at the rate of 7.5% per annum. The interest on the loan is due in June 2002 with all remaining unpaid interest due upon the payment of the principal balance in July 2002.

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

          Amortization of deferred stock compensation for the three and nine months ended September 30, 2001 was $2.6 million and $6.6 million, respectively.

NOTE 11.    ASSOCIATE BENEFIT PLAN

          Effective January 1, 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan, referred to in this Form 10-Q as the SERP, for certain executive officers. The purpose of the SERP is to attract, retain and motivate certain executive officers of the Company who provide valuable services to the Company and to provide those officers with flexibility to meet their retirement and estate planning needs. Funding of the SERP by the Company is discretionary. Contributions to the SERP, if any, are due at the beginning of each calendar year and are deposited into a Rabbi Trust, to which the Company retains ownership until participant benefits vest and are distributed. To receive full benefits accrued under the SERP, at the time of retirement a participating individual must have fifteen years of participation in the plan. With the exception of the Company’s Chief Executive Officer, whose benefits vest immediately, no portion of a participant’s benefits will become vested unless the individual has participated in the plan for at least five years. Fifty percent of participation benefits vest after five years of participation in the SERP with the remaining benefits vesting over the next five years of participation. In January 2001, the Company contributed $12.1 million to fund its SERP obligations and will recognize related compensation expense over the vesting period for participating individuals. The Company recognized $470,000 and $10.6 million in compensation expense related to the SERP during the three and nine months ended September 30, 2001, respectively. Of the amounts recognized in the nine months ended September 30, 2001, $9.6 million was a nonrecurring charge.

NOTE 12.    COMPREHENSIVE LOSS

          The reconciliation of net income (loss) to comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(243,737)	$47,657	$(263,135)	$ 26,408
Changes in other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax	66,386	(47,796)	51,176	(213,873)
Reclassification as a result of realized (gains) losses on available-for-sale securities	(8,491)	(44,069)	(41,216)	(68,263)
Unrealized loss on derivative instruments, net of tax (see Note 17)	(92,730)	—	(117,541)	—
Reclassification of SFAS 133 adjustments	(2,342)	—	8,568	—
Cumulative translation adjustments	816	(479)	(3,204)	(1,338)

Total comprehensive loss	$(280,098)	$(44,687)	$(365,352)	$(257,066)

NOTE 13.    NET INCOME (LOSS) PER SHARE

          The following table sets forth the computation of the numerator and denominator used to compute basic and diluted income (loss) per share before extraordinary gains and net income (loss) per share (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	2000	2001	2000	2000
	Basic and diluted loss per share	Basic income per share	Diluted income per share	Basic and diluted loss per share	Basic income per share	Diluted income per share
Numerator:
Income (loss) before extraordinary gain on early extinguishment of debt	$(258,983)	$ 47,657	$ 47,657	$(278,455)	$ 26,408	$ 26,408
Extraordinary gain on early extinguishment of debt, net of tax	15,246	—	—	15,320	—	—

Net income (loss)	$(243,737)	$ 47,657	$ 47,657	$(263,135)	$ 26,408	$ 26,408

Denominator:
Weighted average shares outstanding	336,469	309,145	309,145	323,833	292,817	292,817
Dilutive effect of options issued to associates	—	—	12,596	—	—	15,291
Dilutive effect of warrants outstanding	—	—	829	—	—	889

	336,469	309,145	322,570	323,833	292,817	308,997

          Because the Company reported a net loss for the three and nine months ended September 30, 2001, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the three and nine months ended September 30, 2001, there would have been 3.2 million and 6.8 million additional shares for options outstanding, respectively, and 198,000 additional shares for warrants outstanding. Excluded from the calculation of diluted net income (loss) per share are approximately 54.7 million and 40.2 million shares of common stock issuable under convertible subordinated notes for the three and nine months ended September 30, 2001, respectively, and 27.5 million and 20.4 million shares of common stock issuable under convertible subordinated notes for the three and nine months ended September 30, 2000, respectively. These shares have been excluded from the calculation as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net income (loss) per share.

          The following options to purchase shares of common stock have not been included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods presented, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Options excluded from computation of diluted net income (loss) per share	33,237	13,650	18,656	11,927
Exercise price ranges:
High	$ 58.19	$ 58.75	$ 58.19	$ 58.75
Low	$ 6.00	$ 17.28	$ 8.20	$ 20.59

NOTE 14.    REGULATORY REQUIREMENTS

          E*TRADE Securities is subject to the Uniform Net Capital Rule, referred to in this Form 10-Q as the Rule, under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers Regulation, Inc., referred to in this Form 10-Q as the NASDR, which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (in thousands, except percentage data):

	September 30, 2001	September 30, 2000
Net capital	$295,918	$479,036
Percentage of aggregate debit balances	18.2%	9.2%
Required net capital	$ 32,503	$103,747
Excess net capital	$263,415	$375,289

          Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

          The table below summarizes the required minimum and excess capital amounts for the Company’s other U.S. broker-dealer subsidiaries (in thousands):

	September 30, 2001			September 30, 2000
	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$258	$ 3,289	$ 3,031	$250	$ 1,161	$ 911
E*TRADE Investor Select, Inc.	$ 5	$ 5	$ —	$ 5	$ 351	$ 346
Marquette Securities, Inc.	$250	$ 500	$ 250	$250	$ 536	$ 286
E*TRADE Global Asset Management, Inc.	$630	$12,140	$11,510	$113	$21,774	$21,661
E*TRADE Canada Securities Corporation	$100	$ 295	$ 195	$100	$ 233	$ 133
Web Street Securities and subsidiary.	$817	$ 2,451	$ 1,634	Not Applicable	Not Applicable	Not Applicable

          The Company’s broker-dealer subsidiaries located in Canada, South Africa, Australia, Europe, and South East Asia, have various and differing capital requirements, all of which were met at September 30, 2001 and 2000. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2001 was $80.7 million, $30.3 million, and $50.4 million, respectively. The aggregate net capital, required net capital, and excess net capital of these companies at September 30, 2000 was $48.4 million, $18.5 million, and $29.9 million, respectively.

          The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies.

          Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes that, as of September 30, 2001 the Bank has met all capital adequacy requirements to which it was subject. As of September 30, 2001 and 2000, the Bank had capital levels that met the requirements for a well capitalized savings association under the regulatory framework for prompt corrective action adopted by the Office of Thrift Supervision, referred to in this Form 10-Q as the OTS. To qualify as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since September 30, 2001 that management believes have changed the institution’s capital levels.

          The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2001:
Core Capital (to adjusted tangible assets)	$777,589	6.0%	>$519,472	>4.0%	>$649,340	>5.0%
Tangible Capital (to tangible assets)	$777,589	6.0%	>$194,802	>1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$777,589	11.2%	N/A	N/A	>$415,256	>6.0%
Total Capital (to risk weighted assets)	$791,455	11.4%	>$533,674	>8.0%	>$692,093	>10.0%
As of September 30, 2000:
Core Capital (to adjusted tangible assets)	$582,058	6.5%	>$359,874	>4.0%	>$449,843	>5.0%
Tangible Capital (to tangible assets)	$582,058	6.5%	>$134,953	>1.5%	N/A	N/A
Tier I Capital (to risk weighted assets)	$582,058	16.8%	N/A	N/A	>$207,890	>6.0%
Total Capital (to risk weighted assets)	$592,597	17.1%	>$277,186	>8.0%	>$346,483	>10.0%

NOTE 15.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

          In the ordinary course of its business, the Company engaged in certain stock loan transactions with MJK Clearing, Inc., referred to in this Form 10-Q as MJK, involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc., referred to in this Form 10-Q as GENI and other securities from MJK to the Company. Subsequently, the Company relent the GENI securities received from MJK to three other broker/dealers, Wedbush Morgan Securities, referred to in this Form 10-Q as Wedbush, Nomura Securities, Inc., referred to in this Form 10-Q as Nomura, and Fiserv Securities, Inc., referred to in this Form 10-Q as Fiserv. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because they failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

          The Company has worked with the participants and regulatory agencies to resolve these disputes, but to date the disputes have not been resolved. Wedbush, Nomura, and Fiserv have commenced separate legal actions against the Company. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million received by the Company in connection with the GENI and other transactions described above. The Company believes that the plaintiffs must look to MJK as the debtor for repayment, and that it has defenses in each of these actions and will vigorously defend itself in all matters. To date, the Company has successfully defeated all actions for interim relief or has entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. Because the litigation is in its early stages, the Company is unable to predict the ultimate outcome or the amount of any potential losses.

          In the normal course of business, the Bank makes various commitments to extend credit and incurs contingent liabilities that are not reflected in the accompanying consolidated balance sheets. As of September 30, 2001, the Bank had commitments to purchase or originate $682.8 million in fixed rate and $207.9 million in variable rate loans and certificates of deposit scheduled to mature in less than one year approximating $2.5 billion.

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

          The Company has entered into management continuity agreements with its key executive officers. These management continuity agreements provide for annual base salary compensation, stock option acceleration and severance payments in the event of termination of employment under defined circumstances within 18 months following a change in the Company’s control. Base salaries are subject to adjustments according to the individual’s and the Company’s financial performance.

NOTE 16.    SEGMENT INFORMATION

Segment Information

          The Company has separated its financial services into four categories: domestic retail brokerage, banking, global and institutional, and asset gathering and other. As a result of acquisitions, beginning in the three months ended March 31, 2001, the banking segment includes the operations of E*TRADE Mortgage and beginning in the three months ended June 30, 2001, the domestic retail brokerage and other segment includes Web Street (see Note 3). There have been no other changes to these categories from fiscal 2000. As the asset gathering and other operations business represents emerging activities which are not material to the consolidated results for segment reporting purposes, management has aggregated asset gathering and other with domestic retail brokerage to form one of three reportable segments, with banking and global and institutional comprising the other two segments currently considered by management when it evaluates Company performance.

          Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended September 30, 2001:
Interest income—net of interest expense	$ 52,270	$ 41,346	$ 2,134	$ 95,750
Non-interest revenue—net of provision for loan losses	98,881	56,504	41,025	196,410

Net revenues	$ 151,151	$ 97,850	$ 43,159	$ 292,160

Facility restructuring and other nonrecurring charges	$ 194,305	$ 18,522	$ 14,422	$ 227,249
Operating income (loss)	$ (222,784)	$ 20,936	$ (16,968)	$ (218,816)
Three Months Ended September 30, 2000:
Interest income—net of interest expense	$ 68,005	$ 35,372	$ 2,228	$ 105,605
Non-interest revenue—net of provision for loan losses	180,487	14,374	39,796	234,657

Net revenues	$ 248,492	$ 49,746	$ 42,024	$ 340,262

Operating income (loss)	$ 9,946	$ 9,700	$ (10,399)	$ 9,247
Nine Months Ended September 30, 2001:
Interest income—net of interest expense	$ 163,837	$ 115,951	$ 6,630	$ 286,418
Non-interest revenue—net of provision for loan losses	395,760	132,374	115,368	643,502

Net revenues	$ 559,597	$ 248,325	$121,998	$ 929,920

Facility restructuring and other nonrecurring charges	$ 194,305	$ 18,522	$ 14,422	$ 227,249
Operating income (loss)	$ (235,336)	$ 67,769	$ (40,866)	$ (208,433)
Nine Months Ended September 30, 2000:
Interest income—net of interest expense	$ 193,527	$ 97,126	$ 5,475	$ 296,128
Non-interest revenue—net of provision for loan losses	645,051	19,940	134,139	799,130

Net revenues	$ 838,578	$ 117,066	$139,614	$ 1,095,258

Operating income (loss)	$ (4,572)	$ 4,591	$ (17,669)	$ (17,650)
As of September 30, 2001:
Segment assets	$4,438,879	$13,139,802	$450,829	$18,029,510
As of September 30, 2000:
Segment assets	$7,805,843	$ 9,027,185	$484,409	$17,317,437

          No single customer accounted for greater than 10% of total revenues in the three and nine months ended September 30, 2001 or 2000, respectively.

NOTE 17.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

          Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated anew in hedging relationships on October 1, 2000 or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income, referred to in this Form 10-Q as OCI and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

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

Fair Value Hedges

          The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the hedge agreement is recognized currently in earnings, as is the change in value of the hedged item. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in non-operating income (expense), included in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss of $2.8 million and $1.0 million for the three and nine months ended September 30, 2001, respectively.

          During the three and nine months ended September 30, 2001, multiple fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in other revenue in the consolidated statement of operations, which totaled $5.5 million and $10.4 million of losses for the three and nine months ended September 30, 2001, respectively. In addition, the Company recognized $0.3 million of income and $1.1 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives included in non-operating expense for the period in which these hedge relationships were accounted for as fair value hedges during the three and nine months ended September 30, 2001, respectively.

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

          During the three and nine months ended September 30, 2001, the Company reclassified none and $10.9 million, respectively, of derivative losses from OCI to realized gain (loss) on trading activity recorded in other revenue in the consolidated statement of operations for forecasted transactions that had become probable of not occurring.

          The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133. The ineffectiveness for the three and nine months ended September 30, 2001 had no material impact on earnings.

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

Forward Commitments

          The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. The Company measures ineffectiveness in accordance with the provisions of SFAS No. 133. The ineffectiveness for the three and nine months ended September 30, 2001 had no material impact on earnings. For the three and nine months ended September 30, 2001, there was no material impact in earnings for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in OCI, net of tax. The amounts recorded to OCI will be recognized in the statement of operations as the hedged forecasted transactions affect earnings.

Mortgage Banking Activities

          The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding, Interest Rate Lock Commitments, referred to in this Form 10-Q as IRLCs. Rate lock commitments on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with the rate lock commitments. Rate lock commitments expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis. Changes in the fair value of these derivatives are shown in the statement of operations as gains (losses) on loans held for sale, recorded in other revenue. Changes in the fair value of IRLCs resulted in a gain of $0.2 million and $6.6 million for the three and nine months ended September 30, 2001, respectively. Changes in the fair value of forward sales agreements resulted in gains of $0.9 million and $7.4 million for the three and nine months ended September 30, 2001, respectively.

          Loans held for sale expose the company to interest rate risk. The Company manages this risk for certain loans held for sale by selling mortgages or mortgage-backed securities on a forward basis. The changes in fair value of the hedged loans and the related hedging instruments are recorded in the statement of operations as other revenue, which resulted in gains of $4.0 million for the three and nine months ended September 30, 2001.

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

          In calculating the ineffective portion of the Company’s hedge performance under SFAS No. 133, the Company excludes the time value component related to any option premiums paid and discounts or premiums on forward contracts and recognizes the amount in other income during the life of the contract. These amounts have not been material in the three or nine months ended September 30, 2001. Hedge ineffectiveness related to the Company’s foreign currency hedge instruments, determined in accordance with SFAS No.133, had no impact on earnings for the three or nine months ended September 30, 2001. No foreign exchange cash flow hedges were derecognized or discontinued during the three or nine months ended September 30, 2001.

          Derivative gains and losses included in OCI are reclassified into global and institutional revenues at the time forecasted revenue is recognized. During the three and nine months ended September 30, 2001, derivative gains reclassified into revenue were not material. The Company estimates that net derivative gains related to foreign exchange hedges included in other comprehensive loss to be reclassified into earnings within the next twelve months will not be material.

Other Derivatives

          The Company owned warrants to purchase shares of common stock of Wit through August 20, 2001. The adjustment to the fair value of these warrants of $(500,000) and $3.7 million is reflected in non-operating income for the three and nine months ended September 30, 2001, respectively. The Company returned these warrants to Wit on August 20, 2001, writing off the net carrying value of $2.5 million that was previously reflected in other assets (see Note 6).

NOTE 18.    RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board issued SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an estimated net carrying value of approximately $416.6 million at December 31, 2001 and annual amortization expense of $26.2 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 is not amortized. Accordingly, the Company will apply the purchase method of accounting to the acquisition of Dempsey and goodwill will not be amortized. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test and will determine whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

          In October 2001, the Financial Accounting Standards Board issued SFAS, No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001 Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts, and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

NOTE 19.    SUBSEQUENT EVENTS

          On October 1, 2001, the Company acquired Dempsey & Company LLC, referred to in this Form 10-Q as Dempsey, an Illinois limited liability company which is a privately-held specialist and market-making firm, for an aggregate purchase price of approximately $178.5 million, comprised of approximately 28.9 million shares of the Company’s common stock valued at $153.4 million, $20.0 million in cash, and direct acquisition costs preliminarily estimated to be $5.0 million. The acquisition will be accounted for using the purchase method of accounting, and the results of Dempsey’s operations will be combined with those of the Company from the date of acquisition. The purchase price exceeded the fair value of the tangible assets acquired by approximately $165.0 million, as determined by a preliminary valuation assessment. Of the excess of the purchase price over tangible assets, approximately 40% to 50% will be preliminarily allocated to specialist books representing a revocable license to trade and serve as a specialist for certain securities with the approval of the Chicago Stock Exchange and the remainder has been preliminarily allocated to goodwill. The value allocated to specialist books is expected to be amortized over 30 years on a straight-line basis. Estimates regarding the Company’s purchase price allocation are preliminary and are based on the estimated fair value of net tangible and intangible assets acquired, subject to a valuation appraisal which is currently being conducted.

          On October 5, 2001, the Bank continued its asset diversification strategy with the acquisition of a $755.0 million pool of consumer loans from Citibank, N.A. and EAB Credit Corporation, a wholly-owned subsidiary of Citibank, N.A. The loans purchased consisted of $221.0 million and $534.0 million in recreational vehicle and auto loans, respectively. The loans will be classified as held for investment on the Company’s balance sheet.

          On October 15, 2001, the Company, through its wholly-owned subsidiary, the Bank, entered into an agreement to acquire more than 33,000 customer accounts with deposits totaling in excess of $1.5 billion from Chase Manhattan Bank, USA, National Association, a subsidiary of JP Morgan Chase & Co. Final acquisition of these accounts is subject to the Bank’s obtaining written approval from the OTS. Through the acquisition of these customer accounts and deposits, the Company expects to further its growth strategy in one of its core businesses.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Statements in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, as well as other oral and written forward-looking statements made by us or on our behalf from time to time, including statements contained in our filings with the SEC, and our reports to shareowners, involve known and unknown risks and other factors which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Any such statement is qualified by reference to the risks and factors discussed below under the headings “Liquidity and Capital Resources” and “Risk Factors,” as well as in our filings with the SEC, which are available from the SEC or which you may request from us. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE. You are urged to carefully review and consider the various disclosures in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A as filed with the SEC on November 22, 2000, that attempt to advise you of certain risks and factors that may affect our business. You are cautioned not to place undue reliance on these forward-looking statements to reflect events or circumstances occurring after the date hereof. The following should be read in conjunction with our consolidated financial statements and notes to these consolidated financial statements.

Results of Operations

Key Performance Indicators

          The following tables set forth several key performance indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and nine months presented and as of September 30, 2001 and 2000 (dollars in thousands except cost per new account, average commission per domestic brokerage transaction and rebate income per domestic brokerage transaction):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2001	2000		2001	2000
Net new domestic brokerage accounts	59,822	258,162	(77)%	236,468	1,076,043	(78)%
Net new banking accounts	1,625	65,491	(98)%	73,812	157,438	(53)%
Net new global and institutional accounts	4,640	13,637	(66)%	25,408	48,050	(47)%

Total net new accounts	66,087	337,290	(80)%	335,688	1,281,531	(74)%

Cost per new account	$ 289	$ 211	37%	$ 320	$ 254	26%

Total domestic brokerage transactions(1)	5,138,872	9,112,036	(44)%	20,371,956	33,845,376	(40)%

Daily average domestic brokerage transactions	87,100	144,635	(40)%	110,717	179,076	(38)%

Average commission per domestic brokerage transaction	$ 13.02	$ 14.87	(12)%	$ 13.33	$ 15.36	(13)%

Rebate income per domestic brokerage transaction	$ 1.79	$ 2.11	(15)%	$ 2.21	$ 1.97	12%

	September 30, 2001	September 30, 2000	Percentage Change
Active domestic brokerage accounts	3,348,836	2,951,946	13%
Active banking accounts	436,429	288,073	51%
Active global and institutional accounts	109,432	75,416	45%

Total active accounts at period end	3,894,697	3,315,435	17%

Total customer households at period end	2,902,598	Not Available

Average assets per household	$ 15,251	Not Available

Total assets in domestic brokerage accounts	$35,209,944	$59,901,277	(41)%
Total deposits in banking accounts	8,027,993	4,630,068	73%
Total assets in global and institutional accounts	1,032,312	1,348,672	(23)%

Total assets/deposits in customer accounts at period end	$44,270,249	$65,880,017	(33)%

(1)	For the three and nine months ended September 30, 2001, four fewer trading days are included as a result of the market closure following the events of September 11, 2001.

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

•
A banking account is included as an active account if a customer has made an initial deposit and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed.

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

          The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2001	2000		2001	2000
Transaction revenues:
Commission	$ 66,917	$132,742	(50)%	$ 271,640	$ 519,986	(48)%
Order flow	9,210	19,234	(52)%	45,113	66,780	(32)%

Total transaction revenues	76,127	151,976	(50)%	316,753	586,766	(46)%

Interest income:
Brokerage-related activities	71,020	131,937	(46)%	252,483	387,928	(35)%
Banking-related activities	213,926	168,768	27%	648,408	414,750	56%

Total interest income	284,946	300,705	(5)%	900,891	802,678	12%

Global and institutional	37,816	37,185	2%	111,704	127,438	(12)%
Other revenue:
Gains on sales of originated loans	28,267	—	—%	62,322	—	—%
Gains on sales of Bank loans held for sale	18,281	2,604	602%	26,301	2,928	798%
Other	35,919	44,128	(19)%	129,521	85,464	52%

Total other	82,467	46,732	76%	218,144	88,392	147%

Gross revenues	481,356	536,598	(10)%	1,547,492	1,605,274	(4)%

Interest expense:
Brokerage-related activities	(16,616)	(61,704)	(73)%	(82,016)	(188,926)	(57)%
Banking-related activities	(172,580)	(133,396)	29%	(532,457)	(317,624)	68%

Total interest expense	(189,196)	(195,100)	(3)%	(614,473)	(506,550)	21%
Provision for loan losses	—	(1,236)	(100)%	(3,099)	(3,466)	(11)%

Net revenues	$292,160	$340,262	(14)%	$ 929,920	$1,095,258	(15)%

Revenues

          Gross revenues decreased 10% and 4% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, and net revenues decreased 14% and 15% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decreases in net revenues are mainly due to decreases in our brokerage-related activities, including transaction revenues and interest income, which have been affected by the market downturn. The Nasdaq composite index reached a record high in March 2000, compared to a dramatic decline through the period ended September 30, 2001, losing approximately 69% of its value. The sharp decline in the value of publicly traded securities has significantly impacted the total assets in our domestic brokerage accounts, which declined by 41% from September 30, 2000 to September 30, 2001. Gross revenues consist principally of commission revenues from domestic retail brokerage transactions, payments for order flow, interest income, institutional transaction execution fees, international brokerage-related transaction revenue, gains on the sale of loans and securities and, to a lesser degree, revenue from services, brokerage and banking related fees, and advertising revenues.

Transaction Revenues

          Transaction revenues decreased 50% and 46% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decreases are primarily due to the stock market downturn experienced since a record high achieved in March 2000. Also contributing to the decrease in transaction revenues is the impact of the market being closed for four trading days in September 2001 following the events of September 11, 2001. Transaction revenues consist of commission revenues from domestic retail brokerage transactions and payments for order flow.

          Commission revenues, which are earned as customers execute domestic securities transactions, decreased 50% and 48% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. These revenues are primarily affected by total domestic brokerage transactions, which decreased 44% and 40% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. These decreases are largely reflective of the market downturn, which has continued through September 30, 2001 as unfavorable economic news continues to impact investor trading.

          Revenue from order flow is comprised of rebate income from various market-makers and market centers for processing transactions through them. We use other broker-dealers to execute our customers’ orders and have derived a significant portion of our transaction revenues from these broker-dealers for such order flow. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Revenues from order flow decreased 52% and 32% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. This decrease primarily reflects the 44% and 40% decrease in domestic brokerage transactions processed in the three and nine months ended September 30, 2001, respectively, as compared to the prior year periods. Further, impacting revenues from order flow, the listed marketplace implemented the move from fractional based trading to decimals based trading, commonly referred to as decimalization, in January 2001, and the NASDAQ initiated decimalization in March 2001. The implementation of decimalization, which reduced market-maker and market center spreads, has decreased the order flow revenue associated with equity transactions. With the acquisition of Dempsey, we expect our revenue from order flow to continue to decrease to the extent we direct order flow to Dempsey. Offsetting the decrease in order flow revenues related to the acquisition of Dempsey, net revenues will include the revenues of Dempsey from the date of acquisition. This decrease in order flow revenue associated with equity transactions has been partially offset by the receipt of option order flow beginning in October 2000. We cannot be certain that rebates per transaction will continue at the same levels in future periods.

          With the relatively recent implementation of decimalization, certain market-makers have reduced payments for order flow, others have announced plans to reduce payments for order flow, and others continue to take a “wait and see” approach. Going forward, we expect revenue from order flow to continue to decrease due to decimalization, however, at this time, we are unable to quantify the future impact on net revenues. Further, there can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. In addition, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could harm our business. See “Item 2. Risk Factors—Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could reduce our profitability.”

          Overall, transaction revenues as a percentage of net revenues have decreased from 45% and 54% in the three and nine months ended September 30, 2000, respectively, to 26% and 34% in the three and nine months ended September 30, 2001, respectively, due to our efforts to diversify revenue streams and also due, in part, to the market downturn. Although we continue to diversify our revenue sources, we expect transaction revenues to account for a significant portion of our revenues in the foreseeable future. A protracted economic downturn could significantly harm our business. See “Item 2. Risk Factors—As a significant portion of our revenues come from online investing services, downturns in the securities industry have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices.

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

          Brokerage interest income decreased 46% and 35% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased by 59% and 54% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The dramatic decline in the equity markets since March 2000 reduced borrowing on margin by customers as a means of leveraging their investments. Partially offsetting this decrease are increases in the average stock borrow balances in the nine months ended September 30, 2001 from the comparable period in 2000, and increases in average customer money market fund balances in the three and nine months ended September 30, 2001 from the comparable periods in 2000. Average stock borrow balances increased 90% in the nine months ended September 30, 2001 from the comparable period in 2000, which increased stock borrow interest from $31.5 million to $45.9 million in the nine months ended September 30, 2001 from the comparable period in 2000. Average stock borrow balances decreased 1% in the three months ended September 30, 2001 from the comparable period in 2000, which together with a decline in stock borrow interest rates decreased stock borrow interest from $15.3 million in the three months ended September 30, 2000 to $9.7 million in the three months ended September 30, 2001. Average customer money market fund balances increased 6% and 17% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, which has increased fees earned on customer assets invested in money market funds.

          Brokerage interest expense decreased 73% and 57% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decrease in brokerage interest expense primarily reflects a decrease in average stock loan balances and average customer credit balances, and a decline in stock loan interest rates and customers credit interest rates. Average stock loan balances decreased 57% and 45% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, resulting in a decline in stock loan interest expense of $40.7 million and $99.4 million from the three and nine months ended September 30, 2000 to the comparable periods in 2001, respectively. Average customer credit balances decreased 14% and 11% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. Net brokerage interest income decreased 23% and 14% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily due to the effects of the market downturn. This decrease harms our net revenues and operating income.

          The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances, and average customer credit balances for the three and nine months indicated (dollars in millions):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2001	2000		2001	2000
Average customer margin balances	$1,900	$4,660	(59)%	$2,256	$4,879	(54)%
Average customer money market fund balances	$8,421	$7,912	6%	$8,550	$7,331	17%
Average stock borrow balances	$1,150	$1,158	(1)%	$1,542	$ 810	90%
Average stock loan balances	$1,599	$3,695	(57)%	$2,168	$3,960	(45)%
Average customer credit balances	$1,092	$1,277	(14)%	$1,150	$1,298	(11)%

          Banking interest income increased 27% and 56% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. Increases in banking interest income reflect overall growth in our banking segment including increases in the average interest-earning banking asset balances, partially offset by a decline in the average yield. Average interest-earning banking assets increased 45% and 71% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The average yield on interest-earning banking assets decreased to 6.88% and 7.15% in the three and nine months ended September 30, 2001 from 7.87% and 7.83% in the three and nine months ended September 30, 2000, respectively.

          Banking interest expense increased 29% and 68% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The increase in banking interest expense reflects an increase in the average interest-bearing banking liability balances partially offset by a decrease in the average cost of the borrowings. Average interest-bearing banking liability balances increased 46% and 72% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The average cost of borrowings decreased to 5.83% and 6.22% in the three and nine months ended September 30, 2001, respectively, from 6.57% and 6.36% in the three and nine months ended September 30, 2000, respectively. The decrease in the average net interest spread from 1.30% and 1.47% in the three and nine months ended September 30, 2000, respectively, to 1.05% and 0.93% in the three and nine months ended September 30, 2001, respectively, is primarily a result of the increased leverage of the Bank partially offset by a decrease in the costs of retail deposits. Average retail deposits in banking accounts increased 85% and 97% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively.

          The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three and nine months ended September 30, 2001 and 2000. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and the weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 6,670,748	$121,376	7.28%	$4,171,660	$ 84,543	8.25%
Interest-bearing deposits	257,257	1,751	2.70%	42,340	699	6.57%
Mortgage-backed and related available-for-sale securities	4,066,334	67,570	6.65%	3,922,858	75,082	7.66%
Available-for-sale investment securities	1,316,166	21,963	6.71%	305,885	5,733	7.64%
Investment in FHLB stock	57,503	868	5.98%	89,342	1,737	7.74%
Trading securities	75,347	398	2.11%	50,793	974	7.67%

Total interest-earning banking assets	12,443,355	$213,926	6.88%	8,582,878	$168,768	7.87%

Non-interest-earning banking assets	578,519			133,144

Total banking assets	$13,021,874			$8,716,022

Interest-bearing banking liabilities:
Retail deposits	$ 7,786,062	$110,007	5.65%	$4,207,274	$ 67,646	6.43%
Brokered callable certificates of deposit	—	—	-%	91,726	1,559	6.74%
FHLB advances	1,007,648	16,119	6.26%	1,752,788	29,258	6.53%
Other borrowings	2,953,331	46,454	6.15%	2,020,919	34,933	6.76%

Total interest-bearing banking liabilities	$11,747,041	$172,580	5.83%	8,072,707	$133,396	6.57%

Non-interest bearing banking liabilities	511,087			114,958

Total banking liabilities	12,258,128			8,187,665
Total banking shareowner’s equity	763,746			528,357

Total banking liabilities and shareowner’s equity	$13,021,874			$8,716,022

Excess of interest-earning banking assets over interest- bearing banking liabilities/net interest income	$ 696,314	$ 41,346		$ 510,171	$ 35,372

Net interest spread			1.05%			1.30%

Net interest margin (net yield on interest-earning banking assets)			1.33%			1.65%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			105.93%			106.32%

Return on average total banking assets			0.52%			0.22%

Return on average net banking assets			8.84%			3.60%

Equity to total banking assets			5.63%			7.40%

•
Ratios calculated by excluding our Employee Stock Ownership Plan, merger related and restructuring costs of $10.2 million (net of tax expense of $8.3 million) and $0.3 million (net of tax expense of $0.1 million) in the three months ended September 30, 2001 and 2000, respectively.

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$ 6,400,360	$360,692	7.51%	$3,444,017	$209,283	8.10%
Interest-bearing deposits	120,068	3,133	3.49%	64,250	2,885	5.98%
Mortgage-backed and related available-for-sale securities	4,247,114	216,440	6.79%	3,219,272	184,080	7.62%
Available-for-sale investment securities	1,168,265	61,504	7.06%	241,440	12,962	7.34%
Investment in FHLB stock	68,584	3,407	6.64%	70,796	4,107	7.73%
Trading securities	91,195	3,232	4.73%	27,011	1,433	7.07%

Total interest-earning banking assets	12,095,586	$648,408	7.15%	7,066,786	$414,750	7.83%

Non-interest-earning banking assets	456,829			219,498

Total banking assets	$12,552,415			$7,286,284

Interest-bearing banking liabilities:
Retail deposits	$ 6,974,785	$317,515	6.09%	$3,539,925	$164,368	6.19%
Brokered callable certificates of deposit	39,088	1,810	6.19%	91,764	4,520	6.56%
FHLB advances	1,302,415	64,052	6.49%	1,389,166	67,269	6.36%
Other borrowings	3,123,946	149,080	6.29%	1,632,853	81,467	6.56%

Total interest-bearing banking liabilities	11,440,234	$532,457	6.22%	6,653,708	$317,624	6.36%

Non-interest bearing banking liabilities	399,274			129,953

Total banking liabilities	11,839,508			6,783,661
Total banking shareowner’s equity	712,907			502,623

Total banking liabilities and shareowner’s equity	$12,552,415			$7,286,284

Excess of interest-earning banking assets over interest- bearing banking liabilities/net interest income	$ 655,352	$115,951		$ 413,078	$ 97,126

Net interest spread			0.93%			1.47%

Net interest margin (net yield on interest-earning banking assets)			1.28%			1.84%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			105.73%			106.21%

Return on average total banking assets			0.43%			(0.08)%

Return on average net banking assets			7.65%			(1.13)%

Equity to total banking assets			5.63%			7.40%

•
Ratios calculated by excluding Employee Stock Ownership Plan, merger related and restructuring costs of $10.2 million (net of tax expense of $8.3 million) and $1.3 million (net of tax expense of $0.3 million) in the nine months ended September 30, 2001 and 2000, respectively.

Global and Institutional

          Global and institutional revenues increased 2% and decreased 12% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The slight increase in global and institutional revenues for the three month comparative period reflects the increase in active global and institutional accounts from 75,000 at September 30, 2000 to 109,000 at September 30, 2001. The decrease in global and institutional revenues from the nine month comparative period is primarily attributable to a slowdown in the institutional business due to global market conditions in the nine months ended September 30, 2001.

Other Revenue

          Other revenues increased 76% and 147% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, primarily resulting from purchase acquisitions since May 2000 and gains on the sales of Bank loans held for sale, with the remaining portion of other revenues comprised of brokerage and banking-related fees for services, Business Solutions Group revenue, and mutual fund revenues.

          Gains on the sales of originated loans reflect the revenues contributed by E*TRADE Mortgage. Revenues generated from E*TRADE Mortgage have been combined with our revenues since February 1, 2001, the date of acquisition. Also included in other revenue are gains on sales of Bank loans held for sale.

          Other decreased 19% and increased 52% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. The decrease for the three month period is primarily due to a decrease in net gains from trading and available for sale securities and a decrease in revenues generated from advertising and mutual funds. The increase in the nine month period primarily reflects nine months of activity generated by the purchase acquisition of E*TRADE Access, Inc., since its acquisition in May 2000 and the implementation of a quarterly account maintenance fee for low-balance, inactive accounts in December 2000. For purposes of the quarterly maintenance fee, an inactive account is one in which there have been less than two commission generating transactions in the six months prior to quarter end.

          In future periods, gains on sales of Bank loans held for sale may fluctuate. We expect to continue our policy of assessing maintenance fees for low-balance, inactive accounts. Revenues from our purchase acquisitions will fluctuate and may decrease.

Loans Receivable and Provision for Loan Losses

          The provision for loan losses recorded reflects adjustments in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio. The provision for loan losses was none and $3.1 million in the three and nine months ended September 30, 2001, respectively, and $1.2 million and $3.5 million in the three and nine months ended September 30, 2000, respectively. The Company did not record a provision for loan losses during the three months ended September 30, 2001 because the aggregate risk in the loan portfolio decreased at September 30, 2001 as compared to June 30, 2001. The reduction in risk in the loan portfolio primarily resulted from an approximate 9% decrease in total loans from June 30, 2001 to September 30, 2001. The net reduction in total loans was principally attributable to the sale of a $946.6 million pool of loans in August 2001. As of September 30, 2001 and 2000, the total loan loss allowance was $13.9 million, or 0.22% of total loans outstanding, and $10.9 million, or 0.26% of total loans outstanding, respectively. As summarized below, as of September 30, 2001, the loan loss allowance was $13.9 million, or 83.39% of total non-performing loans of $16.7 million. As of September 30, 2000, the loan loss allowance was $10.9 million, or 90.72% of total non-performing loans of $12.0 million.

          The following table presents information concerning our banking loan portfolio as of September 30, 2001 and 2000, in dollar amounts, by type of loan. Subsequent to September 30, 2000 and consistent with our loan diversification strategy, we began purchasing loans secured by automobiles, leading to the significant increase in the percentage of loans backed by autos shown as of September 30, 2001 (dollars in thousands):

	September 30, 2001	Percentage	September 30, 2000	Percentage
Real estate loans:
One- to four-family	$4,635,256	73.4%	$4,123,684	97.6%
Multi-family	—	0.0%	203	0.0%
Commercial	1,995	0.0%	2,717	0.1%
Mixed-use	630	0.0%	503	0.0%
Consumer and other loans:
Autos	1,056,903	16.7%	—	—
Home equity lines of credit and second mortgage loans	10,341	0.2%	4,042	0.1%
Lease financing	—	0.0%	82	0.0%
Other	13,499	0.2%	224	0.0%
Loans held for sale	596,945	9.5%	95,400	2.2%

Total loans	6,315,569	100.00%	4,226,855	100.0%

Unamortized premiums (discounts), net	250		(43,171)
Less allowance for doubtful accounts	(13,939)		(10,930)

Total	$6,301,880		$4,172,754

          The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated. The Company had no troubled debt restructurings, commonly referred to as TDRs, as of September 30, 2001 and 2000 (dollars in thousands):

	September 30, 2001	September 30, 2000
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$16,642	$11,391
Commercial	—	657

Total real estate loans	16,642	12,048
Autos	74	—

Total non-performing loans	16,716	12,048
Repossessed assets	1,679	850

Total non-performing assets	$18,395	$12,898

Total non-performing assets as a percentage of total loans	0.29%	0.31%

Total non-performing assets as a percentage of total banking assets	0.14%	0.14%

Total loan loss allowance as a percentage of total non-performing loans	83.39%	90.72%

Total non-performing loans as a percentage of total loans	0.26%	0.29%

          Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Allowance for loan losses, beginning of the period	$15,080	$ 9,722	$12,565	$ 7,647
Provision for loan losses	—	1,236	3,099	3,466
Charge-offs, net	(1,141)	(28)	(1,725)	(183)

Allowance for loan losses, end of period	$13,939	$10,930	$13,939	$10,930

Cost of Services and Operating Expenses

          The following table sets forth the components of cost of services and operating expenses and percentage change information for the three and nine months ended September 30, 2001 and 2000 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2001	2000		2001	2000
Cost of services	$140,519	$136,156	3%	$433,412	$400,317	8%
Cost of services as a percentage of net revenues	48%	40%		47%	37%
Operating expenses:
Selling and marketing	$ 50,268	$ 91,774	(45)%	$199,365	$389,703	(49)%
Technology development	20,882	28,490	(27)%	66,583	105,617	(37)%
General and administrative	55,250	61,292	(10)%	177,398	166,031	7%
Amortization of goodwill and other intangibles	11,421	8,395	36%	28,442	20,600	38%
Acquisition-related expenses	5,387	4,908	10%	5,904	30,640	(81)%
Facility restructuring and other nonrecurring charges	227,249	—	—	227,249	—	—

Total operating expenses	$370,457	$194,859	90%	$704,941	$712,591	(1)%

Cost of Services

          Cost of services increased 3% and 8% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. This increase is the result of the addition of expenses for E*TRADE Access and E*TRADE Mortgage, as well as the impact in 2001 of amortization of internally developed software as a significant number of large projects were completed in November 2000. Also impacting cost of services is increased activity in our banking and global and institutional business segments, where active customer accounts have increased 51% and 45%, respectively, from September 30, 2000 to September 30, 2001. Growth in our banking and international subsidiaries combined with investment in our asset gathering business resulted in approximately $18.6 million and $58.1 million in the three and nine months ended September 30, 2001, respectively, of additional costs incurred. These additions to costs have been partially offset by reduced clearing and other transaction-related expenses as volumes have decreased year over year, and by the operating improvements described below. The initial impact of our facility restructuring, effective August 29, 2001, has also been reflected in the three months ended September 30, 2001.

          Cost of services has not decreased at the same level as transaction revenues because of the need to maintain an acceptable level of customer service across an account base that continues to grow and the need to service a wider range of product offerings. Further impacting cost of services as a percentage of net revenues, which increased to 48% and 47% in the three and nine months ended September 30, 2001, respectively, from 40% and

37% in the three and nine months ended September 30, 2000, respectively, is the decrease in net revenues from the prior year comparable periods. Looking forward, we plan to continue to identify and implement cost savings strategies in this area, including the full integration of our bank and brokerage customer service and the implementation of a tiered customer service strategy across the organization which will include improved interactive voice response call servicing and a tier-focused automated call routing system. Additionally, we expect to recognize further benefit from our facility restructuring.

Selling and Marketing

          Selling and marketing expenses decreased 45% and 49% in the three and nine months ended September 30, 2001 from the comparable prior year periods, respectively. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. Selling and marketing expenditures also include selling efforts in support of our global and institutional business segment. The decreases in selling and marketing expenses are primarily due to reductions in customer acquisition spending, including advertising, online and direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Although our marketing dollars are being spent more efficiently since we cross sell banking services to our brokerage customers in accordance with applicable regulatory requirements, cost per new account increased from $211 in the three months ended September 30, 2000 to $289 in the three months ended September 30, 2001. The increase in cost per new account reflects a decline in the growth in net new accounts in the three and nine months ended September 30, 2001 of 80% and 74%, respectively, as compared to the same periods in 2000. The decline in net new account growth is due to the fact that it is more difficult to acquire new accounts under current market conditions. Going forward, our focus will be on developing current customer households, reviewing metrics such as value per household, assets per household and “share of wallet”, or a percentage of a household’s total assets held in our customer accounts, instead of cost per new account. As of September 30, 2001, customer households totaled 2.9 million, and average assets totaled $15,251. We expect that marketing expenditure levels will be significantly lower during calendar year 2001 as compared with the prior year. If general market conditions improve, we will examine whether to increase our spending. We believe that our reduction in selling and marketing expenditures should not significantly impact our competitive position because substantial investment in marketing efforts has already been made to build a strong brand identity and because we are focusing marketing and sales resources on cross selling our services to our existing customer base, which is a less expensive way to generate and maintain business.

Technology Development

          Technology development expenses decreased 27% and 37% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively, due to focused investment on core projects. Management reviewed our current technology development activities and has chosen to focus on projects generating the highest payback in the short term. As such, work on less critical projects ceased during the three months ended September 30, 2001. We have invested, and continue to invest, in the development of technology to enhance our existing product offerings, including enhancements to our website and brokerage systems, and development of Customer Relationship Management, commonly referred to as CRM, capabilities. Development efforts during the first nine months of 2001 have resulted in product offerings, which support active traders and our CRM systems. Once these projects were completed, the use of outside contractors was reduced. During the nine months ended September 30, 2001, significant phases of our CRM project and active trader products were implemented, and amortization of these costs began. With management’s continuing focus on cost efficiencies, no significant increases in technology development spending are planned. Management believes that the level of current technology development spending is appropriate to support pending initiatives and to operate competitively.

General and Administrative

          General and administrative expenses decreased 10% and increased 7% in the three and nine months ended September 30, 2001 from the comparable periods in 2000, respectively. For the three month period, general and administrative expenses decreased primarily as a result of reduced spending on corporate overhead expense and an increased focus on spending controls. In addition, the initial impact of our facility restructuring and other nonrecurring charges, effective August 29, 2001, has also been reflected in the three months ended September 30, 2001. For the nine month period, general and administrative expenses have increased primarily as a result of increased costs related to the growth of our banking segment, which includes the operations of E*TRADE Access and E*TRADE Mortgage. In addition, we incurred a $9.8 million compensation charge in January 2001. Of this amount, approximately $9.6 million is nonrecurring and is related to the vesting of funds contributed to our SERP. Looking forward, we expect that general and administrative expenses will remain at least flat with the three months ended September 30, 2001, allowing for increases as we include the operations of Dempsey, effective October 2, 2001, offset by possible reductions as we continue to integrate our business acquisitions, continue our ongoing efforts to re-engineer and reorganize our business to realize operating efficiencies, and review expenses in response to current and future market, business and economic conditions. We will continue to actively balance headcount needs through responsible hiring, attrition, efficient use of our associates and performance leadership based management as part of our guiding principles.

Facility Restructuring and Other Nonrecurring Charges

          On August 29, 2001, we announced a restructuring plan aimed at streamlining operations and enhancing profitability primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $227.2 million ($125.2 million after tax) for the three months ended September 30, 2001. We expect to realize a recurring annual pretax benefit of approximately $60-$70 million. We expect the move will enable us to manage our global business more efficiently and reduce our fixed cost structure while maintaining our ability to deliver customer value.

          Over the past three years, we have completed more than 16 acquisitions of companies with facilities in major metropolitan centers in the United States and Europe. We are consolidating some of these facilities to bring together key decision-makers and streamline operations. As part of this initiative, we are vacating our facilities in Portland, Oregon and San Francisco, California and relocating associates to our facilities in Menlo Park and Rancho Cordova, California and Arlington, Virginia, as well as the soon-to-be-opened E*TRADE Center in San Francisco, California. Also, we are combining operations in several international countries and consolidating international back office operations. We have recorded a pre-tax restructuring charge of $133.0 million related to our facilities consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements totaling $37.0 million and anticipated operating costs committed in new, third party sublease property agreements of $42.6 million. The charge does not include relocation costs that will be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of our committed lease terms of 7 to 10 years.

          As a result of our worldwide consolidation activities, certain software developed for specific locations and certain other fixed assets will no longer be used. In addition, management reviewed our current technology development activities and has chosen to focus on projects generating the highest return in the short term; as such, work on less critical projects has ceased. In total, we are taking a pre-tax charge of $49.9 million related to writing off capitalized software and hardware related to the aforementioned technology projects and for other fixed assets.

          The restructuring accrual also includes other pre-tax charges of $44.3 million for committed expenses, renegotiation and waiver of certain employment related contractual obligations, termination of consulting agreements and cancellation penalties on various services that will no longer be required in the facilities we are vacating.

          A summary of the facility restructuring and other nonrecurring charges is outlined as follows (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Facility restructuring and other nonrecurring charges	$132,999	$49,947	$44,303	$227,249
Activity through September 30, 2001:
Cash charges	(77)	—	(1,311)	(1,388)
Noncash charges	(43,173)	(45,681)	(18,639)	(107,493)

Restructuring liabilities at September 30, 2001	$ 89,749	$ 4,266	$24,353	$118,368

Amortization of Goodwill and Other Intangibles

          Amortization of goodwill and other intangibles was $11.4 million and $28.4 million in the three and nine months ended September 30, 2001, respectively, and $8.4 million and $20.6 million in the three and nine months ended September 30, 2000, respectively. The significant increase in the amortization of goodwill and other intangibles primarily consists of the amortization of goodwill and other intangibles related to the purchase acquisition of E*TRADE Access in May 2000, the purchase acquisition of E*TRADE Germany, which was acquired during the three months ended December 31, 2000, and the purchase acquisition of E*TRADE Mortgage, which was acquired in February 2001. Goodwill is amortized over 5 to 20 years. Upon our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we will discontinue the amortization of goodwill subject to the new pronouncements. See “Recent Accounting Pronouncements.” We acquired Web Street in the three months ended June 30, 2001 and have preliminarily allocated the excess of the purchase price over the fair value of net tangible assets to active accounts acquired. We will amortize approximately $37.2 million in related capitalized costs over seven years using an accelerated method.

Acquisition-Related Expenses

          Acquisition-related expenses were $5.4 million and $5.9 million in the three and nine months ended September 30, 2001, respectively, and $4.9 million and $30.6 million in the three and nine months ended September 30, 2000, respectively, and primarily represent transaction costs associated with various acquisitions accounted for as poolings of interests prior to June 30, 2001. Also included in acquisition-related expenses in the three and nine months ended September 30, 2001, was approximately $5.4 million related to losses incurred by Web Street during the transition of Web Street’s accounts to our systems. This transition is expected to be completed in the fourth quarter of 2001, at which time all of Web Street’s domestic stand-alone operations will cease.

Non-Operating Income (Expense)

          Corporate interest income was $6.8 million and $17.8 million in the three and nine months ended September 30, 2001, respectively, and $5.8 million and $15.0 million in the three and nine months ended September 30, 2000, respectively. Corporate interest income includes interest income earned on corporate investment balances, restricted cash balances, and related party notes. The increase in corporate interest income was primarily due to the increase in our corporate investments from $293.7 million as of September 30, 2000 to $597.7 million as of September 30, 2001, reflecting the issuance of $325 million ($315.3 million, net of issuance costs) of 6.75% convertible subordinated notes in May 2001 and interest income earned on related party notes, which were entered into during the period from March 2000 through June 2001.

          Corporate interest expense was $15.3 million and $39.3 million in the three and nine months ended September 30, 2001, respectively, and $11.4 million and $29.5 million in the three and nine months ended September 30, 2000, respectively. Corporate interest expense in the three months ended September 30, 2001 and 2000 primarily relates to interest expense resulting from the issuance of $650 million in convertible subordinated notes in February and March 2000 and the issuance of $325 million in convertible subordinated notes in May 2001, net of the extinguishment of $115 million of our 6% convertible subordinated notes.

          Realized loss on investments was $32.5 million and $48.0 million in the three and nine months ended September 30, 2001, respectively, and realized gain on investments was $144.5 million and $179.8 million in the three and nine months ended September 30, 2000, respectively. For the three months ended September 30, 2001, losses on investments included an aggregate pre-tax $33.0 million impairment write down of equity method and other investments, including a $19.5 million loss following our disposition of our holdings in Wit (discussed in Note 6 to Condensed Consolidated Financial Statements, above) partially offset by immaterial net realized gains on the sale our proprietary mutual fund investments and the sale of a publicly traded equity security. For the nine months ended September 30, 2001, loss on investment included a $46.1 million impairment write down on publicly traded equity securities, proprietary mutual funds, and equity method and other investments, and an immaterial loss on the sale of an equity method investment. In the three and nine months ended September 30, 2000, realized gain on investments was recorded as a result of the sales of publicly traded equity securities.

          Equity in losses of investments was $1.1 million and $6.2 million in the three and nine months ended September 30, 2001, respectively, and $5.5 million and $7.6 million in the three and nine months ended September 30, 2000, respectively. Losses reflected our investment in Wit, accounted for under the equity method through August 20, 2001, and our equity investment in eAdvisor. Equity in losses of investments was partially offset by income recorded from our equity investments in E*TRADE Japan KK and AG Arbor, Inc.

          In the three and nine months ended September 30, 2001 and 2000, we recorded unrealized losses on venture funds of $13.5 million and $34.1 million and $8.1 million and $26.2 million, respectively, primarily due to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund, L.P. and E*TRADE eCommerce Fund II, L.P. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments.

          In the three and nine months ended September 30, 2001, we recorded a loss of $3.3 million and $4.7 million, respectively, for the fair value adjustments of financial derivatives. In the three months ended September 30, 2001, the amount represents a $0.5 million loss on the valuation of warrants and a $2.8 million loss for the ineffective portions of changes in the fair value of fair value hedges. In the nine months ended September 30, 2001, the amount represents a $3.7 million loss on the valuation of warrants and a $1.0 million loss representing the ineffective portions of changes in the fair value of fair value hedges. The Company owned warrants to purchase shares of common stock of Wit through August 20, 2001. The adjustment to the fair value of these warrants is reflected in non-operating income for the three and nine months ended September 30, 2001, respectively. The Company returned these warrants to Wit on August 20, 2001, writing off the net carrying value of $2.5 million reflected in other assets.

          Other non-operating expense was $0.4 million and $0.8 million in the three and nine months ended September 30, 2001, respectively, and $0.3 million and $2.0 million in the three and nine months ended September 30, 2000, respectively. Other non-operating expense, which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies.

Income Tax Expense (Benefit)

          Income tax expense (benefit) represents a benefit for federal and state income taxes at an effective tax rate of (7)% and (14)% for the three and nine months ended September 30, 2001, respectively, and an expense of 65% and 77% for the three and nine months ended September 30, 2000, respectively. The rate for the three and nine months ended September 30, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease in the tax benefit for the amortization of goodwill, facility restructuring and other nonrecurring charges and differences between our statutory and foreign effective tax rates. The rate for the three and nine months ended September 30, 2000 reflects the tax impact of non-deductible acquisition-related expenses and amortization of goodwill arising from foreign acquisitions.

Minority Interest in Subsidiaries

          Minority interest in subsidiaries was $0.3 million and none in the three and nine months ended September 30, 2001, respectively, and $0.5 million and $0.7 million in the three and nine months ended September 30, 2000, respectively. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated manditorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three and nine months ended September 30, 2001 and 2000 is the net loss attributed to a minority interest in one of our international affiliates.

Extraordinary Gain on Early Extinguishment of Debt

          We recorded an extraordinary gain on early extinguishment of debt of $15.2 million (net of tax expense of $10.2 million) and $15.3 million (net of tax expense of $10.8 million) in the three and nine months ended September 30, 2001, respectively. In the three months ended September 30, 2001, amounts recorded included a $16.9 million gain (net of tax expense of $11.3 million) on exchanges in the aggregate of $60.0 million of our 6% convertible subordinated notes for approximately 6.4 million shares of our common stock and repurchases in the aggregate of $25.0 million of our 6% convertible subordinated notes for approximately $15.3 million paid in cash, offset by a $1.7 million loss (net of tax benefit of $1.1 million) recorded as a result of the early redemption of $227.0 million of adjustable and fixed rate advances from the FHLB. In the nine months ended September 30, 2001, amounts recorded included a $22.0 million gain (net of tax expense of $14.7 million) on exchanges in the aggregate of $90.0 million of our 6% convertible subordinated notes for approximately 9.2 million shares of our common stock and repurchases in the aggregate of $25.0 million of our 6% convertible subordinated notes for approximately $15.3 million paid in cash, offset by a $6.7 million loss (net of tax benefit of $4.5 million) recorded as a result of the early redemption of $827.0 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of our banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

Liquidity and Capital Resources

          We have financing facilities totaling $275.0 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There were no borrowings outstanding under these lines as of September 30, 2001. In addition, we have a short-term line of credit for up to $50.0 million, collateralized by marketable securities owned by us, of which there were no outstanding borrowings as of September 30, 2001. We also have three term loans collateralized by equipment owned by us, of which $14.7 million was outstanding as of September 30, 2001. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

          On May 29, 2001, the Company completed a private offering of $325 million convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The Company expects to use the net proceeds for general corporate purposes, including capital expenditures and to meet working capital needs. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the calendar year, the additional interest expense and issuance costs associated with the securities would have had no effect on the reported basic and diluted net loss per share of $0.72 for the three months ended September 30, 2001 and would have increased the basic and diluted net loss per share to $0.83 for the nine months ended September 30, 2001.

          In September 2001, our Board of Directors approved a multi-year stock buyback program authorizing us to repurchase up to 50.0 million shares of our common stock. In the three months ended September 30, 2001, approximately 10.1 million shares of common stock were repurchased for an aggregate purchase price of approximately $52.2 million. These purchases were made in the period from September 17, 2001 through September 28, 2001 in accordance with the terms of the Emergency Orders Pursuant to Section 12(k)(2) of the Securities Exchange Act issued by the SEC beginning September 14, 2001. Pursuant to the stock buyback program approved by the Board, we remain authorized to repurchase up to 39.9 million additional shares of common stock.

          In August 2001, we reacquired approximately 7.0 million shares of our common stock in a private transaction valued at approximately $38.0 million. We have retired these shares.

          We currently anticipate that our available cash resources and credit will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 2. Risk Factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

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

          Cash provided by operating activities, net of effects of acquisitions, was $963.4 million for the nine months ended September 30, 2001. Cash provided by operating activities resulted primarily from an excess of the net sale/maturity of banking-related assets over purchases of banking-related assets of $447.1 million, an increase in brokerage-related liabilities in excess of assets, net of effects of acquisitions, of $279.5 million, an increase in restructuring liabilities of $118.4 million, depreciation, amortization and discount accretion of $117.9 million, and an increase in accounts payable, accrued and other liabilities of $88.9 million. Cash used in operating activities, net of effects of acquisitions and net of the effects of realized gains on the sale of available-for-sale securities, was $63.3 million for the nine months ended September 30, 2000. Cash used in operating activities resulted primarily from an increase in brokerage-related assets in excess of liabilities, net of effects of acquisitions, of $311.0 million, offset by an excess of the net sale/maturity of banking-related assets over purchases of banking-related assets of $162.6 million, an increase in accounts payable, accrued and other liabilities of $110.6 million, and depreciation, amortization and discount accretion of $76.7 million.

          Cash used in investing activities was $1,131.3 million and $4,007.8 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, cash used in investing activities resulted primarily from an increase in loans receivable and purchases of property and equipment, partially offset by an excess of the net sale/maturity of investments over the purchases of investments. For the nine months ended September 30, 2000, cash used in investing activities resulted primarily from an increase in loans receivable, purchases of property and equipment, and an excess of the purchases of investments over the net sale/maturity of investments.

          Cash provided by financing activities was $1,457.7 million and $4,178.2 million for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, cash provided by financing activities primarily resulted from an increase in banking deposits, net advances from the FHLB, and proceeds from the issuance of subordinated debt, offset by payments on advances from the FHLB and a decrease in securities sold under agreements to repurchase. For the nine months ended September 30, 2000, cash provided by financing activities primarily resulted from an increase in banking deposits, net advances from the FHLB, proceeds from the issuance of subordinated debt, and an increase in securities sold under agreements to repurchase, offset by payments on advances from the FHLB.

Recent Developments

September 11, 2001 Events

          On September 11, 2001 the World Trade Center Towers in New York City were destroyed and the Pentagon in Arlington, Virginia was severely damaged by terrorist activities. These events did not directly impact our operational capacity. Our facilities and operations in New York and Arlington, Virginia were not damaged by the attacks. These tragic events resulted in the closing of U.S. financial markets for an unprecedented four days, disrupting the financial services industry and the economy in general. Since September 11, there have been numerous instances of harmful biological agents having been sent through the postal system. The events of September 11, 2001 and after may result in disruption to the markets or our ability to process transactions on a timely basis or further decreased investor activity, which may impact our operating results.

Acquisition of Dempsey

          On October 1, 2001, we acquired Dempsey, an Illinois limited liability company which is a privately-held specialist and market-making firm, for an aggregate purchase price of approximately $178.5 million, comprised of approximately 28.9 million shares of our common stock valued at $153.4 million, $20.0 million in cash and direct acquisition costs preliminarily estimated to be $5.0 million. The acquisition will be accounted for using the purchase method of accounting, and the results of Dempsey’s operations will be combined with our operations from the date of acquisition. The purchase price exceeded the fair value of the tangible assets acquired by approximately $165.0 million, as determined by a preliminary valuation assessment. Of the excess of the purchase price over the tangible assets, approximately 40% to 50% will be preliminarily allocated to specialist books representing a revocable license to trade and serve as a specialist for certain securities with the approval of the Chicago Stock Exchange, and the remainder has been preliminarily allocated to goodwill. The value allocated to specialist books will be amortized over 30 years on a straight-line basis. Estimates regarding our purchase price allocation are preliminary and are based on the estimated fair value of tangible and intangible assets acquired, subject to a valuation appraisal which is currently being conducted.

Legal Proceedings

          In the ordinary course of our business, we engaged in certain stock loan transactions with MJK involving the lending of Nasdaq-listed common stock of GENI and other securities from MJK to us. Subsequently, we relent the GENI securities received from MJK to three other broker-dealers, Wedbush, Nomura and Fiserv. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because they failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. We are confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

          We have worked with the participants and regulatory agencies to resolve these disputes, but to date the disputes have not been resolved. Wedbush, Nomura, and Fiserv have commenced separate legal actions against

us. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million received by us in connection with the GENI and other transactions. We believe that the plaintiffs must look to MJK as the debtor for repayment, and that we have defenses in each of these actions and will vigorously defend ourselves in all matters. To date, we have successfully defeated all actions for interim relief or have entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. Because the litigation is in its early stages, we are unable to predict the ultimate outcome or the amount of any potential losses.

Power Crisis in California

          We have undertaken the following measures to protect our business and operations from rolling power blackouts in California and elsewhere and also from other natural disasters:

•
We maintain duplicative trading centers in Rancho Cordova, California and Alpharetta, Georgia, which are operated on a 24 x 7 x 365-day a year basis. Ordinarily both trading centers are in operation, handle live trading traffic and keep duplicate records for all trades. In the event of a power shortage or other natural disaster, we are able to divert all trading traffic to either our Rancho Cordova or Alpharetta facilities within a matter of minutes.

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

•
We also maintain disaster recovery policies and have implemented weekly checks of our Rancho Cordova power generators. To date, our power generators have not failed to respond in an appropriate manner.

          We feel the possibility of power blackouts in California and elsewhere should not be a material risk to our business because of the redundant processes and back-up systems described above.

Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We will adopt SFAS No. 142 for our fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with an estimated net carrying value of approximately $416.6 million at December 31, 2001 and annual amortization expense of $26.2 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 is not amortized. Accordingly, we will apply the purchase method of accounting to the acquisition of Dempsey and goodwill will not be amortized. We will evaluate goodwill under the SFAS No. 142 transitional impairment test, and we have not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

          In October 2001, the Financial Accounting Standards Board issued SFAS, No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. We are currently evaluating the impact of SFAS No. 144 to our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share

          The market for financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from financial institutions, brokerage firms, banks, specialists, market-makers, electronic communication networks (or ECNs), mutual fund companies, Internet portals, equity compensation product providers and other organizations, including among others:

•	American Express Company

•	AOL Time Warner Inc.

•	Ameritrade, Inc.

•	Bank of America Corporation

•	bankone.com (a division of Bank One Corp.)

•	Charles Schwab & Co., Inc. (including Schwab Capital Markets)

•	CNBC MoneyCentral

•	CSFBdirect (formerly DLJ direct)

•	Citigroup Inc.

•	Datek Online Financial Services LLC (a subsidiary of Datek Online Holdings Corporation)

•	Deutsche Bank

•	E-Loan, Inc.

•	Fidelity Investments

•	FleetBoston Financial Corporation

•	Hoenig Group Inc.

•	Instinet (a unit of Reuters Group)

•	Intuit Inc.

•	J.P. Morgan Chase & Co.

•	Knight Securities (a division of Knight Trading Group, Inc.)

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (including Herzog, Heine, Gould)

•	Morgan Stanley Dean Witter & Co.

•	National Discount Brokers Corporation (which was recently acquired by Ameritrade, Inc.)

•	NetBank, Inc.

•	PaineWebber Group, Inc. (which is owned by UBS AG)

•	Salomon Smith Barney, Inc. (which is owned by Citigroup)

•	Spear Leeds & Kellog (a division of Goldman Sachs Group, Inc.)

•	TD Waterhouse Group, Inc.

•	Transcentive, Inc.

•	Wells Fargo & Company

•	Yahoo! Inc.

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

If we do not act or are unable to take advantage of consolidation opportunities in the online financial services industry, we could be at a competitive disadvantage, or lose our independence

          Over the past few months, there has been significant consolidation in the online financial services industry and the consolidation is likely to continue and even accelerate in the future. Should we fail to or be unable to take advantage of viable consolidation opportunities we would be placed at a disadvantage relative to our competitors who have taken appropriate advantage of these opportunities.

The security of our computers could be breached or confidential customer information transmitted over public networks could be breached or misused, which could deter customers from using our services and significantly damage our reputation

          Because we rely heavily on electronic communications and secure transaction processing in our securities, banking and ATM businesses, we must protect our computer systems and network from physical break-ins, security breaches and other disruptions caused by unauthorized access. We must also provide for the secure transmission of confidential information over public networks and prevent unauthorized use of confidential customer information. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers, could jeopardize the security of information stored in and transmitted through our computer systems and network, which could harm our ability to retain or attract customers, damage our reputation and subject us to litigation and financial losses. We have in the past, and could in the future, be subject to denial of service, vandalism and other attacks on our systems. We rely on encryption and authentication technology, including cryptography technology licensed from RSA Data Security, Inc., to provide secure transmission of confidential information over public networks. Advances in computer and decryption capabilities or other developments could compromise the methods we use to protect customer transaction data, which could harm our ability to retain or attract customers. In addition, we must guard against damage, fraud, embezzlement and unauthorized trading by persons with authorized access to our computer systems, including individuals employed by us. The security and encryption technology and the operational procedures we implement to prevent break-ins, damage and failures may be unable to prevent future disruptions of our operations. Our insurance coverage may be insufficient to cover losses that may result from these events.

As a significant portion of our revenues come from online investing services, downturns in the securities industry have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

          A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The terrorist attacks in the United States on September 11, 2001, for example, resulted in the closing of U.S. financial markets for an unprecedented four days and may result in the continuation of market volatility and decreased investor activity referred to below. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide including a substantial decrease in the past quarter, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE customers who receive more favorable pricing based on their transaction volume. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. We cannot assure you that U.S. securities markets will not continue to be volatile or that prices and transaction volumes will not continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would. See “Item 2. Risk Factors—We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share.”

Downturns in the securities markets increase the risk that parties to margin lending or stock loan transactions with us will fail to honor their commitments and that the value of the collateral we hold in connection with those transactions will not be adequate, increasing our risk of losses from our margin lending or stock loan activities

          We sometimes allow customers to purchase securities on margin, and we are therefore subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and parties to the borrowing and lending transactions fail to honor their commitments. The significant downturn in equity markets since its record high in March 2000 has led to a greater risk that parties to stock lending transactions may fail to meet their commitments. Any such losses could harm our financial position and results of operations.

An inability to retain and hire skilled personnel and senior management could seriously harm our ability to maintain and grow our business

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

          In addition, our future success depends to a significant degree on the skills, experience and efforts of our Chairman and Chief Executive Officer, President and Chief Customer Operations Officer, Members of the Office of the President and Managing Directors, Chief Finance and Administration Officer, our Board of Directors, and other key management personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed

          We process customer transactions mostly through the Internet, online service providers, touch-tone telephones, our ATM network, and our computer systems, and we depend heavily on the integrity of the communications and computer systems supporting these transactions, including our internal software programs and computer systems. A degradation or interruption in the operation of these systems, including any such degradation or interruption that is part of a widespread, concerted terrorist attack could cause substantial customer losses and subject us to significant customer litigation and could materially harm our reputation. Our systems or any other systems in the transaction process could slow down significantly or fail for a variety of reasons including:

•	undetected errors in software programs or computer systems,

•	our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected, or

•	heavy stress placed on systems in the transaction process during certain peak trading times.

          In addition, we have recently consolidated certain of our computer systems to provide for operational efficiencies. This consolidation has reduced the redundancies that were inherent in our systems to lessen or avoid the effects of interruptions in certain of our systems. If our systems or any other systems in the transaction process slow down or fail even for a short time, our customers could suffer delays in transaction processing, which could cause substantial customer losses and may subject us to claims for these losses or to litigation. The NASDR defines a “system failure” as a shutdown of our mission critical systems (defined as those necessary for the acceptance and execution of online securities orders) which causes the customers’ use of these systems to equal or exceed system capacity during regular market hours, or a shutdown of any system application necessary for the acceptance and execution of online securities orders for a period of 15 continuous minutes that affects 25% or more of the customers on the system from effecting securities transactions during regular market hours. We have experienced systems failures and degradation in the past. Systems failures and degradations could occur with respect to U.S. markets or foreign markets where we must implement new transaction processing infrastructures. To date, during our systems failures, we were able to take orders by telephone; however, with respect to our brokerage transactions, only associates with securities brokers’ licenses can accept telephone orders. An adequate number of such associates may not be available to take customer calls in the event of a future systems failure, and we may not be able to increase our customer service personnel and capabilities in a timely and cost-effective manner. To promote customer satisfaction and protect our brand name, we have, on certain occasions, compensated customers for verifiable losses from such failures.

Tampering with or interrupting our mail delivery system on a national or company-wide basis could cause harm to our associates or interfere with our ability to provide transactions on a timely basis

          In recent weeks, there have been significant illegal acts involving the sending of harmful biological substances through the United States postal system. To date, this has resulted in disruptions to the delivery of mail, and in the future, the fear of “bio-terrorism” could impact our ability to process mail, whether by our own associates, third party vendors or the U.S. Postal System. A number of our transactions, including the opening and initial funding of bank and brokerage accounts, are initiated by forms that are mailed to us for processing. A disruption of the delivery or processing of mail or our receipt of harmful substances sent by mail, could cause harm to our associates or other service providers and interfere with our ability to timely process transactions, which could harm our business.

If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

          The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates (and the yield curve) could reduce the value of the Bank’s financial assets and thereby reduce net interest income. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions. Currently, the Bank’s net interest income is harmed by falling interest rates. However, as the Bank’s ratio of interest-earning assets to interest-bearing liabilities changes, the risk of falling interest rates will also be affected.

          The Bank attempts to mitigate this interest rate risk by using derivative contracts that are designed to offset, in whole or in part, the variability in value or cash flow of various assets or liabilities caused by changes in interest rates. There can be no assurances that these derivative contracts move either directionally or proportionately as intended. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we adopted on October 1, 2000, requires that the hedge ineffectiveness, or the difference between the change in value of the hedged item versus the change in value of the hedging instruments, be recognized in earnings as of the reporting date. Our financial results may prove to be more volatile due to this new reporting requirement.

The Bank’s diversification of its asset portfolio to include higher yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

          As the Bank diversifies its asset portfolio through purchases of new higher yielding asset classes, such as auto loans and recreational vehicle loans, we will have to manage assets that carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a simultaneous increase in the amount of our loss reserves would be required. The increased level of charge-offs recorded to meet additional reserve requirements could harm the results of our operations if those higher yields do not cover the charge-offs.

We rely on a number of third parties to process our transactions, and their inability to expand their technology to meet our needs, or our inability to expand our own technology in the event of a significant increase in demand, could impair our ability to acquire new customers and otherwise grow our business

          We rely on a number of third parties to process our transactions, including online and Internet service providers, back office processing organizations, market-makers and other service providers, all of which may need to expand the scope of the operations they perform for us. Any backlog caused by a third party’s inability to expand sufficiently to meet our needs could harm our business. In addition, rapid growth in the use of our services could strain our own ability to adequately expand technologically to meet increased demand.

If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers

          Our future profitability depends significantly on our ability to innovate by developing and enhancing our services and products. There are significant challenges to such development and enhancement, including technical risks. There can be no assurance that we will be successful in achieving any of the following:

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

Risks associated with trading transactions at our specialist/market-maker could result in trading losses

          A majority of our specialist and market-maker revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account. In any period, Dempsey also may incur trading losses in its specialist stocks and market-maker stocks for reasons such as price declines, lack of trading volume and the required performance of specialist and market-maker obligations. From time to time, Dempsey may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because Dempsey’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of our revenues and operating profits. Dempsey also operates a proprietary trading desk separately from its specialist and market-maker operations. We may incur trading losses as a result of these trading activities.

          Although we have adopted risk management policies at Dempsey, we cannot be sure that these policies have been formulated properly to identify or limit Dempsey’s risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies at Dempsey. As a result, we may not be able to manage our risks successfully or avoid trading losses at Dempsey.

Trading through market-makers and/or specialists could be reduced which could reduce Dempsey’s revenues

          Alternative trading systems could reduce the levels of trading of exchange-listed securities through specialists and could reduce the levels of over-the-counter trading through market-makers, harming Dempsey’s revenues and, in turn, our revenues.

          Over the past few years, a number of alternative trading systems have developed or emerged which compete with specialists by increasing trading in exchange-listed securities off the exchange trading floor and in over-the-counter markets. We cannot assure you that these developments will not cause a decrease in the transaction volumes of Dempsey’s specialist operations.

          In addition, ECNs have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows them to avoid directing their trades through market-makers. As a result, Dempsey may experience a reduction in its flow of limit orders. We cannot assure you that ECNs will not continue to capture a greater amount of limit order flow.

Reduced spreads in securities pricing, and levels of trading activity could harm our specialist and market-maker businesses

          The listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001, and the Nasdaq initiated decimalization in March 2001. As a result, spreads that specialists and market-makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey and, in turn, our operating results. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market-makers receive, also harming revenues generated by Dempsey and, in turn, our operating results.

If our Business Solutions Group products fail, we could be subject to litigation and our reputation may be harmed

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

          Even if Internet commerce grows generally, the online market for financial services could grow more slowly or even shrink in size. Adoption of online commerce for financial services by individuals who have relied upon traditional delivery channels in the past will require such individuals to accept new and different methods of conducting business. Consumers who trade with traditional brokerage firms, or even discount brokers, may be reluctant or slow to change to obtaining brokerage services over the Internet. Consumers who are most comfortable conducting their banking business in person at a branch office may be unwilling to bank online or may find doing business with an online bank to be less convenient due to the bank’s lack of a physical presence near where they work or live. Also, concerns about security and privacy on the Internet may hinder the growth of online investing and banking, which could harm our business.

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

          In order to expand our services globally, we must comply with the regulatory controls of each specific country in which we conduct business. Our international expansion could be limited by the compliance requirements of other regulatory jurisdictions, including the European Union’s Privacy Directive regulating the use and transfer of customer data. We intend to rely primarily on local third parties and our subsidiaries for regulatory compliance in foreign jurisdictions.

          In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

•	unexpected changes in regulatory requirements and trade barriers,

•	difficulties in staffing and managing foreign operations,

•	the level of investor interest in cross-border trading,

•	authentication of online customers,

•	political instability,

•	fluctuations in currency exchange rates,

•	reduced protection for intellectual property rights in some countries,

•	possible fraud, embezzlement or unauthorized trading by our associates,

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world,

•	the level of acceptance and adoption of the Internet in international markets, and

•	potentially adverse tax consequences.

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

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business

          We recently acquired E*TRADE Access, Electronic Investing Corporation, PrivateAccounts Inc. (renamed E*TRADE Advisory Services, Inc. on January 2, 2001), E*TRADE Technologies, LoansDirect, Inc. (which merged into and changed its name to E*TRADE Mortgage Corporation on June 15, 2001), Web Street, several of our international affiliates and Dempsey. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

          As a result of our sale in May 2001 of $325 million in 6.75% convertible subordinated notes offset by the exchange transactions which in the aggregate resulted in the retirement of $90.0 million of our 6% convertible subordinated notes in June through September 2001, and the open market repurchase in the aggregate of

$25.0 million of 6% convertible subordinated notes in September 2001, we have incurred $210 million of additional convertible indebtedness. Combined with a decrease in a shareowner’s equity from March 31, 2001 reflecting the facility restructuring and nonrecurring charge and the effects of the share buyback program, our ratio of debt to equity (expressed as a percentage) increased from approximately 41% as of March 31, 2001 to approximately 60% as of September 30, 2001. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

Any failure to maintain our relationships with strategic partners or loss in value of the investments we make could harm our business

          We have established a number of strategic relationships and alliances with online and Internet service providers, investment banking and financial service providers, market-makers and other vendors. There can be no assurance that each of these relationships or alliances will be maintained or that, if a relationship is maintained, it will be successful or profitable. There can be no assurance that the terms of any relationship or alliance with another party will be honored by that party. Additionally, we may not be able to develop new relationships or alliances of this type in the future.

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

Our efforts to expand recognition of the E*TRADE brand to areas of the financial services industry other than online trading may not be effective

          As we diversify the scope of the products and services we offer, the brand “E*TRADE” may not be as effective for us in the future, which could harm our revenues. Further, any efforts to expand or modify the brand to more accurately reflect the diversified nature of our product offerings may not achieve widespread acceptance. In addition, our efforts to further our brand as a diversified financial services institution are largely dependent on our use of effective marketing and advertising efforts. If these efforts are not successful, we will not have used resources effectively.

Provisions in our certificate of incorporation and bylaws, our stockholder rights plan, stock incentive plans, contracts and management continuity agreements and Delaware law could prevent or delay an acquisition of us that a shareowner may consider to be favorable

          Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareowner may consider favorable. Such provisions include:

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

          Attempts to acquire control of us may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of us that do not offer an adequate price to all shareowners or are otherwise not in the best interests of us and our shareowners. In addition, certain provisions of our stock incentive plans, management continuity and employment agreements and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

          Because we are a self-clearing broker-dealer, we have to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system. We are also subject to additional laws and rules as a result of our specialist and market-maker operations in Dempsey.

          Similarly, E*TRADE and ETFC, as savings and loan holding companies, and the Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates, and conduct and qualifications of personnel.

          Because of our international presence, we are also subject to the regulatory controls of each specific country in which we conduct business.

          Because we operate in an industry subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules. For example, in November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for financial holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. The Gramm-Leach-Bliley Act may have a material impact on the competitive landscape that we face. Similarly, in February 2001, the Securities Exchange Commission approved amendments to NASD Rule 2520 governing margin requirements for “pattern day traders” which became effective September 28, 2001. Among other requirements, these amendments will require “pattern day traders” to have deposited in their accounts a minimum equity of $25,000 on any day in which the customer day trades. The amendments to NASD Rule 2520 could affect the behavior of certain of our most active customers and negatively impact our revenues.

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

          The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of September 30, 2001 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities	$32,503	$295,918	$263,415
E*TRADE Institutional Securities, Inc.	$ 258	$ 3,289	$ 3,031
E*TRADE Investor Select, Inc.	$ 5	$ 5	$ —
Marquette Securities, Inc.	$ 250	$ 500	$ 250
E*TRADE Global Asset Management, Inc.	$ 630	$ 12,140	$ 11,510
E*TRADE Canada Securities Corporation	$ 100	$ 295	$ 195
Web Street Securities and subsidiary	$ 817	$ 2,451	$ 1,634

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

          Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.

          The table below summarizes the capital adequacy requirements for the Bank as of September 30, 2001 (dollars in thousands):

	Actual		Well Capitalized Requirements
	Amount	Ratio	Amount	Ratio
Core Capital (to adjusted tangible assets)	$777,589	6.0%	$649,340	5.0%
Tier 1 Capital (to risk weighted assets)	$777,589	11.2%	$415,256	6.0%
Total Capital (to risk weighted assets)	$791,455	11.4%	$692,093	10.0%

Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could reduce our profitability

          Order flow revenue is comprised of rebate income from various market-makers and market centers for processing transactions through them. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. In addition, the listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001 and the Nasdaq initiated decimalization in March 2001. With the advent of decimalization, certain market-makers have reduced payments for order flow, others have announced plans to reduce payments for order flow, and others are taking a “wait and see” approach. It is possible that some market-makers and market centers could begin charging companies that direct order flow to them. As a majority of our order flow revenues is derived from Nasdaq listed securities, we were negatively affected by decimalization during the quarter ended September 30, 2001. The impact of decimalization on future revenues cannot be accurately predicted at this time, and a continued, general decrease in these revenues is expected. Further, there can be no assurance that we will be able to continue our present relationships and terms for payments for order flow. Loss of any or all of these revenues could harm our business.

Specialist rules may require Dempsey to make unprofitable trades or to refrain from making profitable trades

          Dempsey’s role as a specialist, at times, requires it to make trades that adversely affect its profitability. In addition, as a specialist, Dempsey is at times required to refrain from trading for its own account in circumstances in which it may be to Dempsey’s advantage to trade. For example, Dempsey may be obligated to act as a principal when buyers or sellers outnumber each other. In those instances, Dempsey may take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. In order to perform these obligations, Dempsey holds varying amounts of securities in inventory. In addition, specialists generally may not trade for their own account when public buyers are meeting public sellers in an orderly fashion and may not compete with public orders at the same price. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, Dempsey is subject to a high degree of risk. Additionally, stock exchanges periodically amend their rules and may make the rules governing Dempsey’s activities as a specialist more stringent or may implement other changes, which could adversely affect its trading revenues.

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

          All marketing activities by E*TRADE Securities are regulated by the NASDR, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASDR has in the past asked us to revise certain marketing materials. In June 2001, we settled a formal NASDR investigation into our advertising practices and were fined by the NASDR in connection with three advertisements that were placed in 1999. The NASDR can impose certain penalties for violations of its advertising regulations, including:

•	censures or fines,

•	suspension of all advertising,

•	the issuance of cease-and-desist orders, or

•	the suspension or expulsion of a broker-dealer or any of its officers or employees.

          In addition, the federal banking agencies impose restrictions on bank advertising of non-deposit investment products to minimize the likelihood of customer confusion.

If we were deemed to solicit orders from our customers or make investment recommendations, we would become subject to additional regulations that could be burdensome and subject us to fines and other penalties

          If we were deemed to solicit orders from our customers or make investment recommendations, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers. Compliance with these regulations could be burdensome, and, if we fail to comply, we could be subject to fines and other penalties. We are continuing to develop technology, through a joint venture, that may enable us to provide financial advice for online investors in the future.

Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry

          As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy which took effect in July 2001 that will require E*TRADE Securities and the Bank to notify consumers about the circumstances in which they may share consumers’ personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and the Bank already provide such opt-out rights in our privacy policies, the regulations required us to modify the text and the form of presentation of our privacy policies and will require us to incur additional expense to ensure ongoing compliance with the regulations.

          In addition, several recent reports have focused attention on the online brokerage industry. For example, the New York Attorney General investigated the online brokerage industry and issued a report in November 1999, citing consumer complaints about delays and technical difficulties in companies conducting online stock trading. Then SEC Commissioner Laura Unger also issued a report in November 1999 on issues raised by online brokerage, including suitability and marketing issues. Most recently, the United States General Accounting Office issued a report citing a need for better investor protection information on brokers’ Web sites and, on January 25, 2001, the SEC issued a report summarizing its findings and recommendations following an examination of broker-dealers offering online trading.

          Increased attention focused upon these issues could hurt the growth of the online financial services industry, which could, in turn, decrease the demand for our services or otherwise harm our business.

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

          Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement power over ETFC and us, including the ability to issue cease-and-desist orders, up to and including forcing divestiture of the Bank, and civil money penalties, for violating the Savings and Loan Holding Company Act. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

          We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet interpreted these provisions. Even if all of our existing activities and investments are permissible, under the new legislation we will be constrained in pursuing future new activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies. These restrictions could prevent us from pursuing certain activities and transactions that could be beneficial to us.

          In addition to regulation of us and ETFC as savings and loan holding companies, federal savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries, and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from the acquisition, and could negatively affect both us and the Bank following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

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

We have incurred losses in the past and we cannot assure you that we will be profitable

          We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We incurred net losses of $402,000 in fiscal 1998, $56.8 million in fiscal 1999 and $243.7 million in the nine months ended September 30, 2001. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquire them

          From January 1, 2001 through September 30, 2001, the price per share of our common stock has ranged from a high of $15.38 to a low of $4.07. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

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

Interest Rate Sensitivity

          During the quarter ended September 30, 2001, we had a variable rate bank line of credit and three variable rate term loans. As of September 30, 2001, we had no borrowings outstanding under this line of credit and $14.7 million outstanding under these term loans. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at September 30, 2001, the interest payments would increase by an immaterial amount.

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

Banking Operations

          During the quarter, interest rates declined as a result of weaker economic fundamentals in the United States and the tragic events of September 11, 2001. Lower interest rates increased prepayments on mortgages as borrowers took advantage of the new levels for rates. The effect of the increased level of mortgage prepayments was predominantly offset by the Bank’s hedging strategies.

          We employ various techniques to manage the variability of the fair value of equity by controlling the relative sensitivity of market value of interest-earning assets and interest-bearing liabilities. The sensitivity of changes in market value of assets and liabilities is affected by factors, including the level of interest rates, market expectations regarding future interest rates, projected related loan prepayments and the repricing characteristics of interest-bearing liabilities. We use hedging techniques including interest rate swaps and options to reduce the variability of fair value of equity and its overall interest rate risk exposure.

          An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period or otherwise is subject to early prepayment. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within the same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income.

          The following assumptions were used to prepare our gap table at September 30, 2001. Non-amortizing investment securities are shown in the period in which they contractually mature. Investment securities that contain embedded options such as puts or calls are shown in the period in which that security is currently expected to be put or called or to mature. The table assumes that adjustable-rate residential mortgage loans and mortgage-backed securities prepay at an annual rate of between 17% and 75%, based on estimated future prepayment rates for comparable market benchmark securities and the Bank’s prepayment history. The table also assumes that fixed-rate, residential loans and mortgage-backed securities prepay, at an annual rate of between 12% and 72%. The above assumptions were applied on a pool-by-pool basis depending on the pools characteristics which include, but are not limited to, the following: product type, coupon rate, rate adjustment frequency, periodic cap, lifetime cap and net coupon reset margin. Time deposits are shown in the period in which they contractually mature, and savings deposits are shown to reprice within 14 months. The interest rate sensitivity of our assets and liabilities could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

          The following table sets forth our gap at September 30, 2001 (dollars in thousands):

	Balance at September 30, 2001	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years
Interest-earning banking assets:
Loans receivable, net	$ 6,301,880	49.95%	$ 632,556	$1,310,203	$3,132,769	$1,226,352
Mortgage-backed securities, available-for- sale and trading	4,164,937	33.01%	266,772	436,855	1,329,731	2,131,579
Investment securities, available-for-sale and FHLB stock	1,176,428	9.32%	235,206	176,344	501,351	263,527
Federal funds sold and interest-bearing deposits	974,065	7.72%	974,065	—	—	—

Total interest-earning banking assets	12,617,310	100.00%	$2,108,599	$1,923,402	$4,963,851	$3,621,458

Non-interest-earning banking assets	522,492

Total banking assets	$13,139,802

Interest-bearing banking liabilities:
Savings deposits	$ 2,404,516	20.72%	$ —	$ —	$2,404,516	$ —
Time deposits	5,623,477	48.47%	1,450,328	2,959,771	1,206,805	6,573
FHLB advances	1,033,300	8.91%	933,300	—	50,000	50,000
Other borrowings	2,540,868	21.90%	2,540,868	—	—	—

Total interest-bearing banking liabilities	11,602,161	100.00%	$4,924,496	$2,959,771	$3,661,321	$ 56,573

Non-interest-bearing banking liabilities	742,596

Total banking liabilities	$12,344,757

Periodic gap			$(2,815,897)	$(1,036,369)	$1,302,530	$3,564,885

Cumulative gap			$(2,815,897)	$(3,852,266)	$(2,549,736)	$1,015,149

Cumulative gap to total assets			(21.4)%	(29.3)%	(19.4)%	7.7%
Cumulative gap to total assets hedge affected			24.7%	29.4%	(16.5)%	7.7%
As of June 30, 2001:
Cumulative gap to total assets			(31.9)%	(47.5)%	(22.8)%	5.9%
Cumulative gap to total assets hedge affected			8.2%	7.0%	(18.2)%	5.9%
As of September 30, 2000:
Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

          As of September 30, 2001, the Bank’s cumulative one-year gap and five-year gap to total assets hedge affected of positive 29.4% and negative 16.5% have decreased from positive 7.0% and negative 18.2% as of June 30, 2001. The changes are due largely to additional hedging activity and the shortening of duration of the mortgage assets as a result of lower interest rates and faster prepayment assumptions.

PART II.    OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

          In the ordinary course of our business, we engaged in certain stock loan transactions with MJK Clearing, Inc., referred to in this Form 10-Q as MJK, involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. referred to in this Form 10-Q as GENI and other securities from MJK to us. Subsequently, we relent the GENI securities received from MJK to three other broker dealers, Wedbush Morgan Securities, referred to in this Form 10-Q as Wedbush, Nomura Securities, Inc., referred to in this Form 10-Q as Nomura, and Fiserv Securities, Inc., referred to in this Form 10-Q as Fiserv. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because they failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. We have worked with the participants and regulatory agencies to resolve these disputes, but to date the disputes have not been resolved. We are confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters. Wedbush, Nomura, and Fiserv have commenced separate legal actions against us. On or about October 1, 2001, Wedbush filed an action in the Superior Court of the State of California, Los Angeles County, Case No. BC258931. On or about October 21, 2001, Nomura filed an action against us in the United States District Court for the Southern District of New York, Case No. 01-CV-9270 (AGS). In addition, on or about October 4, 2001, Fiserv filed an action against us in the United States District Court for the Eastern District of Pennsylvania, Case No. CTV-01-5045. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million dollars received by us in connection with the GENI stock loan transactions. We believe that the plaintiffs must look to MJK as the debtor for repayment, and that we have defenses in each of these actions and will vigorously defend ourselves in all matters. To date, we have successfully defeated all actions for interim relief or have entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. Because the litigation is in its early stages, we are unable to predict the ultimate outcome or the amount of any potential losses.

          Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal and Administrative Proceedings in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2000, and under Part II Item 1. Legal and Administrative Proceedings in our Transition Report on Form 10-QT for the quarter ended December 31, 2000, our Report on Form 10-Q for the quarter ended March 31, 2001 and our report on Form 10-Q for the quarter ended June 30, 2001.

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

Item 2.    Changes in Securities and Use of Proceeds

          On July 15, 2001, the Company authorized the issuance of an aggregate of 1,407,499 shares of unregistered common stock in connection with the acquisition of E*TRADE Germany AG (renamed E*TRADE Bank AG on May 17, 2001). No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

          On July 23, 2001, the Company authorized the issuance of an aggregate of 556,757 shares of unregistered common stock in connection with the acquisition of Private Accounts, Inc. (renamed E*TRADE Advisory Services Inc. on January 2, 2001). In addition, 139,557 shares were released from escrow pursuant to the terms of the merger agreement. The shares were issued pursuant to the terms of the merger agreement as a portion of the consideration for the merger. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

          In August 2001, holders of aggregate principal amount of $40,000,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 4,185,000 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

          In September 2001, holders of an aggregate principal amount of $20,000,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 2,100,000 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

          On October 1, 2001, the Company authorized the issuance of an aggregate of 254,272 additional shares of unregistered common stock in connection with the acquisition of Electronic Investing Corporation. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

          On October 1, 2001, the Company issued 28,929,498 shares of its common stock in connection with the acquisition of Dempsey, which together with cash in the amount of $20.0 million constituted the consideration for all of the issued and outstanding capital stock of Dempsey. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

Item 3.    Defaults Upon Senior Securities—Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number
2.1
Agreement and Plan of Mergers, Member Interest Purchase and Reorganization, dated as of August 29,
2001, by and among the Company, Dempsey LLC and the individuals and entities named therein
(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on
September 19, 2001).

*10.1	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001.
*10.2	Agreement regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001.
*10.3	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P.
*10.4	Form of Note and Stock Pledge Agreement by and between the Company and William Porter dated September 17, 2001.
*10.5	Second Amended Employment Agreement dated August 27, 2001, by and between the Company and Christos M. Cotsakos.

*	Filed herewith.

(b)	Reports on Form 8-K

          On July 10, 2001, the Company filed a Current Report on Form 8-K to report the adoption of its stockholder rights plan.

          On July 24, 2001, the Company filed a Current Report on Form 8-K to report the announcement of its financial results for the quarter ended June 30, 2001.

          On September 19, 2001, the Company filed a Current Report on Form 8-K to report that it had signed an Agreement and Plan of Mergers in connection with the Company’s acquisition of Dempsey & Company LLC and to report a plan to consolidate facilities, which consolidation led to a nonrecurring charge for the quarter ended September 30, 2001.

          On October 15, 2001, the Company filed a Current Report on Form 8-K to report that it had consummated its previously announced acquisition of Dempsey & Company LLC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E*	TRADE Group, Inc.
(Re	gistrant)

Da	ted: November 6, 2001

/s/ CHRISTOS M. COTSAKOS
By
Christos M. Cotsakos
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ LEONARD C. PURKIS
By
Leonard C. Purkis
Chief Finance and Administration Officer
(Principal Financial and Accounting Officer)