Form 10-K
period 2001-12-31
E TRADE GROUP INC
filed 2002-04-01
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 1-11921

E*TRADE Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

4500 Bohannon Drive, Menlo Park, CA 94025
(Address of principal executive offices and zip code)

(650) 331-6000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class
Common Stock—$0.01 par value

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 25, 2002, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $2,887,692,000 (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 25, 2002, there were 355,395,553 shares of common stock and 1,702,032 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareowners to be held May 24, 2002, to be filed hereafter (incorporated into Part III hereof).

E*TRADE GROUP, INC.

FORM 10-K ANNUAL REPORT
For the Fiscal Year ended December 31, 2001

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

Unless otherwise indicated, references to “the Company,” “We,” and “E*TRADE” mean E*TRADE Group, Inc. and/or its subsidiaries. Prior to and including September 30, 2000, references to “Fiscal” mean the Company’s year ended September 30 (e.g., “Fiscal 2000” represents the period from October 1, 1999 to September 30, 2000). Subsequent to September 30, 2000, references to “Fiscal” mean the Company’s year ended December 31 (e.g., “Fiscal 2001” represents the period from January 1, 2001 to December 31, 2001).

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE, and TELE*MASTER are trademarks or registered trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are also registered outside the United States.

PART I

Item 1.    Business

E*TRADE Group, Inc., a diversified financial services holding company, by and through its subsidiaries is a global provider of financial services to retail, corporate and institutional customers. Building on our foundation in online investing, we have expanded to provide retail customers with an integrated and personalized suite of investing, banking, lending, planning and advice services primarily through online channels, under our new brand, “E*TRADE Financial.” (Throughout this document, when we use the term E*TRADE Financial, we are referring to the brand under which we offer financial services to the customers of our brokerage, bank and other subsidiaries.) In the United States, we also offer corporate services, including employee stock plan administration, as well as market-making services to brokerage firms. In addition, we provide global institutional customers with a range of securities brokerage products and services, including institutional trading. A key tenet of our strategy is to use our proprietary technology and the Internet to deliver an integrated, personalized and value-added financial services experience to all of our customers. We execute against this strategy through the services provided by our wholly-owned subsidiaries, including, but not limited to, E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, TIR (Limited) Holdings (referred to herein as “E*TRADE Institutional”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Financial Corporation (“ETFC”), a provider of financial services whose primary business is conducted by its subsidiary, E*TRADE Bank (the “Bank”). The Bank is a federally chartered savings bank that provides credit products and deposit products insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. E*TRADE Group, Inc. was incorporated in California in 1982 and reincorporated in Delaware in July 1996. Our principal corporate offices are located at 4500 Bohannon Drive, Menlo Park,  CA 94025.

E*TRADE Securities was one of the early pioneers in online brokerage and investing services for the individual investor and has since expanded into a wide range of financial services and products. Over the last six years, we have made over $5 billion in investments and targeted acquisitions to complement the investing products offered by E*TRADE Securities, with value-added services in banking, lending, planning and advice. Our new brand, “E*TRADE Financial,” introduced in February 2002, reflects the broad range of financial services we offer customers. Our new web site and multi-touch point strategy integrates these services to make it easier for customers to manage their finances.

Below is a brief summary of the products and services we offer retail customers in investing, banking, lending, planning and advice.

•
Investing:    Our investing services include, but are not limited to, automated order placement and execution of market and limit equity orders; streaming quotes and advanced trading platforms for active traders; personalized portfolio tracking, charting and quote applications; access to nearly 3,000 non-proprietary and proprietary mutual funds; bond trading and proprietary bond funds; access to separate account money management, individual retirement account (“IRA”) and college savings plan products; real-time market commentary, quotes, news and professional research reports; and other information services.

•
Banking:    Our banking services include a range of FDIC-insured time deposit, savings and transactional products, including certificates of deposit, money market and savings accounts, and interest-bearing checking accounts. Customers are able to transfer funds between their brokerage and bank accounts, pay bills online and get cash from any of the more than 11,000 E*TRADE Financial automated teller machines (“ATMs”) across the United States.

•
Lending:    Through our acquisition of LoansDirect Inc., now E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), customers can also come to E*TRADE Financial to get a first or second mortgage, refinance an existing mortgage, open a home equity line of credit (“HELOC”) or take out a home equity loan.

•
Planning and Advice:    In addition to the regularly updated research, news and planning tools offered on our web site, customers can also gain access to personalized investment advice through our all-electronic E*TRADE Financial Advisor, which is a service of E*TRADE Advisory Services, Inc., an investment adviser registered with the Securities and Exchange Commission (“SEC”). E*TRADE Financial Advisor provides specific mutual fund recommendations based on an individual’s retirement and education goals, current holdings and assets, and risk tolerance. In addition, through our partnership with Ernst & Young, customers have access to a network of personal financial planners should our customers seek additional assistance in planning their financial futures.

We want our customers to have access to their financial information anytime, anywhere, and on any device. We provide service 24 hours a day, 7 days a week, by means of the Internet, automated telephone service, direct modem access, Internet-enabled wireless devices and live telephone support. In addition, customers can visit any of five E*TRADE Financial Centers located in New York City, Boston, Beverly Hills, Denver and  San Francisco or our E*TRADE Financial Zones located in select SuperTarget® stores across the country. Customers can also access their cash through our network of more than 11,000 automated teller machines.

On January 22, 2001, we changed our fiscal year end from September 30 to December 31. During the three-month period ended December 31, 2000 (the “transition period”) and fiscal year 2001, we realized several important financial milestones, including the following:

•
We raised $325.0 million through the issuance of 6.75% convertible subordinated notes, retired  $214.8 million of our 6% convertible subordinated notes through share exchanges and cash repurchases with existing security holders, and repurchased 37.5 million shares of common stock at a weighted average price of $6.37 per share.

•
We continued to diversify our revenue streams, increasing non-transactional revenue from 46% of net revenues in the year ended September 30, 2000 to 68% of net revenues in the fiscal year ended  December 31, 2001.

•	We listed our stock on the New York Stock Exchange.

In fiscal year 2001, we executed against a number of initiatives to further diversify our product and services offerings and revenue streams, realize efficiencies and synergies from operations and acquisitions, and improve our global reach.

Product and Revenue Diversification

•
We acquired and successfully integrated E*TRADE Mortgage Corporation into our Banking business. We also acquired Web Street, Inc. (“Web Street”), an online brokerage firm, whose customers were integrated into that of E*TRADE Securities. Finally, we acquired Dempsey and Company LLC (“Dempsey”), a market-making and specialist firm, to complement our brokerage business and extend our vertical integration within the brokerage industry.

•
We acquired PrivateAccounts, Inc. and renamed it E*TRADE Advisory Services, Inc. (“E*TRADE Advisory Services”). This acquisition allows us to offer separate account management services for those investors who seek private management of their money. This service is called Personal Money Management.

•	We launched several other products, tools and services, including Power E*TRADE Pro, E*TRADE Financial Advisor and Stock Baskets.

•
We opened E*TRADE Financial Centers in New York City, Boston, Beverly Hills, Denver and  San Francisco, in addition to opening eighteen E*TRADE Financial Zones in six states, expanding our touchpoint strategy.

•	We launched financial news broadcast facilities in our New York City and San Francisco E*TRADE Financial Centers.

Efficiencies from Operations

•
We announced and implemented a restructuring plan aimed at streamlining operations and enhancing profitability primarily by consolidating facilities in the United States and Europe. We recognized facility and restructuring and other nonrecurring pre-tax charges of $202.8 million related to the consolidation of facilities worldwide, the elimination of obsolete or redundant software, severance payments to certain associates and charges for other committed expenses and the re-negotiation and waiver of certain employment-related and other contractual obligations.

Improved Global Reach

•
We launched online brokerage services in Hong Kong, Israel and Germany. We increased our ownership in E*TRADE Germany AG, now E*TRADE Bank AG (“E*TRADE Germany”), to 100% in October 2000 to facilitate our expansion into Germany.

•	We completed our global “homepage,” the first step to one global site from which we can leverage the platform built in the United States to all our major global businesses.

•	We launched the first phase of our institutional cross-border trading platform and integrated our institutional and retail back-office brokerage operations in the United Kingdom.

Our business model is designed to expand the range of value we provide to our customers and thereby increase the value we receive from serving each customer. One of our major goals is to deepen our relationships with our retail household base by cross-selling them investing, banking, lending, planning and advice products. In furtherance of this goal, our rebranding from E*TRADE to E*TRADE Financial is meant to convey to our existing and potential customers the array of services they can find on our web site.

In fiscal year 2001, we separated our financial services businesses into four categories: (1) Domestic Retail Brokerage, (2) Banking, (3) Global and Institutional, and (4) Wealth Management and Other (formerly Asset Gathering and Other).

The Domestic Retail Brokerage business is primarily comprised of the activities of our wholly-owned subsidiary, E*TRADE Securities, which offers domestic retail brokerage services by means of the Internet, automated telephone service, direct modem access, Internet-enabled wireless devices, live telephone support and our E*TRADE Financial Centers and Zones. During fiscal 2001, we added the businesses of Web Street and Dempsey into the Domestic Retail Brokerage operations.

The Banking business is comprised primarily of the activities of the Bank, which offers a wide range of FDIC insured and other banking products, and the former Card Capture Services, Inc., now E*TRADE Access Inc., which operates a nationwide network of over 11,000 ATMs. During fiscal year 2001, we added the activities of E*TRADE Mortgage to the Banking segment.

The Global and Institutional business includes the activities of E*TRADE Institutional, VERSUS Technologies Corporation (renamed E*TRADE Technologies Corporation effective January 2, 2001 and referred to herein as “E*TRADE Technologies”), and our international affiliates, which together provide services to our institutional and international retail customers. Through our network of affiliates, we have expanded internationally and have launched the first phase of our cross-border trading platform, which allows retail customers in Sweden and Norway to buy U.S. equities online in real-time. A current focus of the Global and Institutional business is on the development and launch of an electronic trading platform for institutional customers.

Our Wealth Management and Other business includes our mutual fund operations, E*TRADE Business Solutions Group, Inc. (“BSG”), E*TRADE Advisory Services, Electronic Investing Corporation (“eInvesting”),

and other services focused on corporate stock option programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from our corporate operations. As the Wealth Management and Other operations of our business represent emerging activities that are not material to our consolidated results for segment reporting purposes, management has combined Wealth Management and Other with the Domestic Retail Brokerage business to form one of three reportable segments. Banking and Global and Institutional comprise the other two reportable segments with respect to which management currently evaluates company performance.

For financial information by segment and geographic area for the year ended December 31, 2001, the three months ended December 31, 2000 and the fiscal years ended September 30, 2000 and September 30, 1999, see Note 27 to the Consolidated Financial Statements. No material part of our consolidated revenue is received from a single customer.

DOMESTIC RETAIL BROKERAGE

Business Overview

Our Domestic Retail Brokerage business is primarily comprised of the activities of E*TRADE Securities and Dempsey. As of December 31, 2001, we had 3.4 million active brokerage accounts, up 15% from September 30, 2000, with assets held in customer brokerage accounts of $43.5 billion, down 27% from September 30, 2000. Our average daily transaction volume was 109,000 in fiscal year 2001, 35% less than the average daily transaction volume of 167,000 in fiscal 2000.

Products and Services

Our Domestic Retail Brokerage and related investment services are based upon proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. Our services include fully-automated stock, option, fixed income and mutual fund order processing; innovative products such as Stock Baskets and Personal Money Management; online investment portfolio tracking; and financial market news and information. We offer our services to customers through the Internet, desktop trading software, automated telephone service, Internet-enabled wireless devices, direct modem access and live telephone representatives available 24 hours a day, 7 days a week. In addition, customers can access our services through our E*TRADE Financial Centers and Zones. Customers have access to current account information regardless of the gateway they use.

We continually strive to enhance the functionality of our services, as well as to offer new services that enhance our customers’ online investing experiences. We expanded our services significantly during fiscal year 2001 with several new offerings, including: Stock Baskets, our ATM Check Card, Personal Money Management, Power E*TRADE MarketTrader and Power E*TRADE Pro. In addition, we recently launched a significant upgrade to our web site, further enhancing our functionalities. Our existing services and product offerings are described below.

Stocks, Options, Fixed Income and Mutual Fund Investing

Customers can directly place orders to buy and sell Nasdaq and other exchange-listed securities, as well as equity and index options, bonds and mutual funds through our automated order processing system. Our trading window extends from 8:00 a.m. to 8:00 p.m. Eastern Time, supporting continuous 12-hour trading via Electronic Communications Networks (“ECNs”). We support a range of order types, including market orders, limit orders (good-until-canceled or day), stop orders and short sales. System intelligence automatically checks the parameters of an order, together with the customer’s available cash balance and positions held, prior to executing an order. (For a discussion of our order processing, see “Order Processing” under the Operations section below.)

Brokerage customers receive electronic notification of order executions, electronic or printed transaction confirmations and detailed statements. We also arrange for the transmittal of proxy, annual report and tender offer materials to customers.

Market Data and Financial Information

We receive a continuous direct feed of detailed quote data, market information and news. Customers can create their own personal lists of stocks and options for quick access to current trading information. We provide customers with free streaming real-time quotes, including stocks, options, major market indices, most active issues, and largest gainers and losers for the major exchanges. Certain qualifying customers receive free Nasdaq Level II quotes, institutional quality research and dynamically updating charts. Users are alerted when a stock hits the price, volume or price-to-earnings ratio that they set. Through our alliances, we also provide access to breaking news, charts, market commentary and analysis and company financial information from over a dozen branded partners. As with after-hours trading, customers can access extended hours quotes, get breaking market news, and place orders. This service is made available via our relationship with the Archipelago Electronic Communications Network.

Portfolio Tracking and Records Management

Customers have online access to a listing of their portfolio assets held by us, including data on the date of purchase, cost basis, current price and current market value. The system automatically calculates unrealized profits and losses for each asset held. Detailed account balance and transaction information includes cash and money market fund balances, buying power, net market portfolio value, dividends received, interest earned, deposits and withdrawals. Brokerage history includes all orders, executions, changes and cancellations. Tax records include total short-term or long-term realized and/or unrealized gain/loss and commissions paid. Customers and registered members can also create watch lists to include most financial instruments they are interested in tracking—for example, assets held at another brokerage firm. These watch lists can include stocks, options, bonds and many mutual funds. Customers can choose to receive and view official account statements and transaction confirmations online, providing added convenience.

Cash Management Services

Through our Account Express feature, consumers can open and fund new brokerage accounts in real-time via the Internet, streamlining the application process and minimizing paperwork for qualified customers. We continue to receive customer payments through the mail, by wire transfer or the Internet, and credit these funds to customer accounts upon receipt. We also provide other cash management services to our customers. For example, uninvested funds in which the balance is greater than $2,500 earn interest in a credit interest program or can be invested in any of nine money market mutual funds. In addition, we provide free checking services with no minimum balance requirement through a commercial bank and are exploring the expansion of these services. We also offer electronic funds transfer via the Internet and an automatic deposit program to allow scheduled periodic transfers of funds into customers’ accounts. In 2001, we introduced the ATM Check Card, which allows customers with brokerage accounts to access cash without fees from our approximately 11,000 E*TRADE ATMs nationwide.

Active Trader Products and Services

We continue to expand the products and services we offer to customers who are active traders. The Power E*TRADE program, launched in 1998, offers commission discounts, premium services and various trading tools for active traders. Fiscal 2001 marked the launch of Power E*TRADE Pro and Power E*TRADE MarketTrader, two new trading tools. Power E*TRADE MarketTrader offers customers access to Nasdaq Level II quotes and institutional quality research, fully integrated with order entry and position management. Power E*TRADE Pro offers direct access through E*TRADE Securities to ECNs, allowing customers to self-direct orders to additional liquidity pools. Power E*TRADE Pro also features updating charts and multiple Level II windows in a fully-customized desktop software interface.

Market-Making Activities

Market-making activities in listed and over-the-counter issues are conducted by Dempsey, a Chicago Stock Exchange (“CHX”) specialist. A specialist is a broker-dealer authorized by an exchange to be a party through which all trading on the floor of the exchange is transacted. A specialist provides for a fair and orderly market for securities it is authorized to trade. The specialist must generally be ready to take the other side of a transaction when other buyers or sellers are not available. Trading gains and losses result from these activities. While a significant portion of security trades originated by the clients of E*TRADE Securities are directed to Dempsey, a large percentage of Dempsey’s trading volume comes from parties other than E*TRADE Securities. Dempsey is also a member of the Boston Stock Exchange, the Cincinnati Stock Exchange and Nasdaq. A wholly-owned Dempsey subsidiary, GVR, is a Nasdaq market maker in the National Market System (“NMS”) and bulletin board securities. Dempsey is also a clearing member of the National Securities Clearing Corporation.

Customers and Markets

Current Domestic Retail Brokerage customers continue to be a key target in our marketing communications. We plan to expand our customer base with the acquisition of online investors from competing brokerages, investors with traditional brokerage relationships, and investors who are just beginning to build their financial future.

Our Domestic Retail Brokerage business plans to use the strength of its marketing partnerships, online and other alliances and a sophisticated prospecting approach to identify, reach and convert new customers. The primary focus of these efforts will be on high-value investors, active traders, and investors who have a strong affinity with one of our marketing partners.

Operations

Clearing

Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing our own clearing operations allows E*TRADE Securities to retain customer free credit balances and securities for use in margin lending activities subject to SEC and National Association of Securities Dealers Regulation, Inc. (“NASDR”) rules. E*TRADE Securities has an agreement with BETA Systems, through January 2006, for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting, and other services necessary to manage a brokerage clearing business.

As a self-clearing brokerage, E*TRADE Securities typically holds customers’ securities in nominee name on deposit at one or more of the recognized securities industry depository trust companies to facilitate ready transferability. We collect dividends and interest on securities held in nominee name and make the appropriate credits to customer accounts. We also facilitate exercise of subscription rights on securities held for our customers. We arrange for the transmittal of proxy, annual report and tender offer materials to customers. E*TRADE Securities relies on certificate counts and microfilming procedures as deterrents to theft of securities and, as required by the NASDR and certain other regulatory authorities, carries fidelity bonds covering loss or theft.

Lending and Borrowing Activities

Margin Lending.    We make loans to customers that are collateralized by customer securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), NASDR margin requirements and our internal policies, which are more stringent than the Federal Reserve and NASDR requirements. In permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. Under applicable NASDR rules, in the event of a decline in the market value of the securities in a margin account, we are generally obligated to require the customer to deposit additional securities or cash in his or her account so that, at all times, the customer’s equity in the account is at least 25% of the value of the securities in the account. Our current internal requirement, however, is that the customer’s equity not fall below 30%. In the event a customer’s equity falls below 30%, the customer is required to increase the account’s equity to 35%.

Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined under the SEC’s Net Capital Rule. To the extent these activities expand, our net capital requirements will increase. See “Item 7. Risk factors—If we do not maintain the capital levels required by regulators, we may be fined or forced out of business” and “Item 7. Risk factors—As a significant portion of our revenues come from online investing services, downturns or disruptions in the securities markets have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices.”

Securities Lending and Borrowing.

We borrow securities both to cover short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate (in the case of cash collateral) or pay a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are generally conducted pursuant to written and/or oral agreements with counterparties which require that the securities borrowed be “marked-to-market” on a daily basis and that excess collateral be refunded or that additional collateral be furnished in the event of changes in the market value of the securities. The securities usually are “marked-to-market” on a daily basis through the facilities of the various national clearing organizations.

Order Processing

All market orders for exchange-listed securities (subject to certain size limitations) are generally executed at the NBBO or better, at the time of receipt by the third market-making firm or exchange. The NBBO is a dynamically updated representation of the combined highest bid and lowest offer quoted across all United States stock exchanges and market makers registered in a specific stock. Eligible orders are exposed to the marketplace for possible price improvement. Limit orders are executed based on an indicated price and time priority. Nasdaq market orders, subject to certain size limitations, are generally executed at the Best Bid/Offer, Inside Market or better at the time of receipt by the market-maker. All transaction and portfolio records are automatically updated to reflect trading activity. Buy and sell orders placed when the markets are closed are automatically submitted prior to the next day’s market opening unless the customer chooses to enter the order as an extended-hours transaction via ECNs. Brokerage customers receive electronic notification of order executions, printed transaction confirmations and detailed statements. See “Item 7. Risk factors—If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed.”

The market for online investing services, particularly over the Internet, continues to rapidly evolve and is intensely competitive. We expect competition to continue to intensify in the future. See “Item 7. Risk factors—We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share.”

In addition, the securities industry in the United States is subject to extensive regulation under both federal and state laws. See “Item 7. Risk factors—If changes in government regulation, including banking and securities rules and regulations, favor our competition or restrict our business practices, our ability to attract and retain customers and our profitability may suffer” and “Item 7. Risk factors—If we do not maintain the capital levels required by regulators, we may be fined or forced out of business.”

Access and Delivery of Services

Our services are widely accessible through multiple gateways, with automated order placement available 24 hours a day, 7 days a week, by personal computer, touch-tone telephone, Internet-enabled wireless devices, and live telephone representatives.

•
Personal Computer.    Customers using personal computers can access our system through the Internet or direct modem access. Our web site combines an easy-to-use graphical user interface with the trading capabilities that experienced investors demand. The web-based system also includes direct links to many investment-related resources. Alternatively, accessing our system by dialing directly through a modem offers a method for connecting to the trading system independent of either the Internet or a proprietary online service.

•
Touch-tone Telephone.    TELE*MASTER®, our interactive system, provides customers with a convenient way to access quotes, place orders and access portfolio information using their voice or a touch-tone telephone keypad.

•
Internet-enabled Wireless Devices.    Customers can access our system via Internet-enabled wireless phones supporting the Handheld Device Markup Language (HDML) or Palm VII with built-in modem or Palm V handheld computer equipped with an after-market wireless modem addition. Our Mobile E*TRADE Financial suite of products allows customers to access quotes, place orders, view portfolio and account information and retrieve customized investment-related information wherever the customer’s wireless service provider offers data coverage.

•
E*TRADE Financial Centers and Zones.    Customers can now access us in person at any one of our E*TRADE Financial Centers or Zones. E*TRADE Financial Centers, open in New York City,  San Francisco, Beverly Hills, Boston and Denver, offer in-person access to our team of licensed relationship specialists. Relationship specialists provide independent information and education on our suite of products and services. This personalized level of service is designed to help individual households choose the means to accomplish their lifetime financial goals. Customers can make financial transactions in their E*TRADE Bank and E*TRADE Securities brokerage accounts, as well as participate in educational seminars, browse through our library of financial information, use E*TRADE Financial ATMs, and access all the research and tools available on our web site. E*TRADE Financial Zones are located in select SuperTarget® stores as part of an agreement between E*TRADE Financial and Target Corporation. Each E*TRADE Financial Zone is approximately 400 square feet, equipped with terminals that allow customers to open accounts and access stock quotes, personal watch lists, market updates, trading capabilities, portfolio reviews, and financial research, news and commentary. E*TRADE Financial Relationship Specialists are also on-site to offer personalized service. All E*TRADE Financial Zones are equipped with video monitors as well as E*TRADE Financial ATMs, which allow customers to conduct banking transactions with E*TRADE Bank.

BANKING

Business Overview

The Company offers retail banking products and services through E*TRADE Bank and its subsidiaries. The Bank is the nation’s largest Internet bank and offers a full suite of consumer banking products and services. The Bank delivers these products and services through non-traditional means—the Internet, telephone and ATMs—and thus eliminates many of the costs associated with brick-and-mortar branches. We believe that our branchless orientation allows us to use technology to create cost efficiencies and offer superior customer value. Our value proposition is fashioned around three basic tenets: price (higher rates and lower fees than traditional banks), convenience (worldwide delivery of integrated products and services through “anytime, anywhere, any device” access) and service (redundant 24 x 7 customer service). We believe that our branchless structure and our unique value proposition are significant competitive advantages that distinguish the Bank from traditional banks.

Our ATM business, E*TRADE Access, Inc. (“E*TRADE Access”), which operates a nationwide ATM network of over 11,000 machines, is an important component of our “high tech, high touch” strategy. Our ATM network enhances customer convenience and extends the reach of our financial services portal by providing easy access to our services. The deployment of the ATM network does not require an investment in traditional brick-and-mortar branches. We are currently developing advanced functionality ATMs that will serve as a cost-effective delivery channel for cross-selling our products and services.

Over the next year, the Bank plans to continue to restructure its retail deposit base by increasing both the number and profitability of transactional accounts. We believe that transactional accounts facilitate the development of E*TRADE Financial’s household strategy. The shift towards transactional accounts will be achieved through organic growth and, where appropriate, through bulk deposit account acquisitions.

The Bank’s asset acquisition strategy continues to be conservative. In fiscal 2002, the Bank plans to temper asset growth and continue to diversify into higher-yielding loan products to optimize profitability. We anticipate that the Bank’s asset portfolio will continue to include mortgage loans, automobile and other consumer loans, mortgage-backed securities, and corporate debt, and will increasingly include commercial real estate and specialty finance loans. The Bank’s asset diversification strategy is designed to optimize income without significantly affecting the Bank’s risk profile.

In February 2001, the Bank acquired E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), now a wholly-owned mortgage banking subsidiary of the Bank, which originates first and second lien residential mortgage loans and home equity loans and lines of credit in all 50 states. E*TRADE Mortgage will continue to focus on the retail origination of single-family mortgage loans and to develop other consumer lending products that will be held in the Bank’s portfolio or sold in the secondary market.

In fiscal 2001, E*TRADE Mortgage generated over $5 billion in mortgages of which substantially all were resold to other institutions, generating origination fees. Over 20% of these loans were generated by cross-selling to the E*TRADE Financial customer household base. While we anticipate a sharp decline in demand for consumer mortgages and refinancings in 2002 as interest rates rebound from historically low levels, we will continue to cross-sell and originate specialty products like home equity loans and lines of credit. We anticipate that these products will generate recurring origination fee income and will either be placed in the Bank’s portfolio to augment interest rate spreads or will be sold in the secondary market. At the same time, we anticipate the continued expansion of our correspondent program, which currently includes a network of 103 approved entities nationwide from which we purchase and to which we sell bulk packages of mortgages and other consumer loans. Through this network, we secured over $5 billion in flow and bulk mortgage product in fiscal 2001. We believe that the correspondent program and E*TRADE Mortgage will continue to provide the Company with diverse asset acquisition channels and generate recurring non-interest income through the sale of excess mortgage product.

Products and Services

We offer customers a variety of banking products. Our interest checking accounts are designed for customers who prefer to bank online. These accounts feature unlimited personal check writing, free check printing, free Internet banking, online bill payment, SmartAlerts, access to a nationwide ATM network and an ATM/debit card. In fiscal 2002, customers will be able to integrate our checking accounts with Quicken and Microsoft Money, see real time bank activity and view checks online. Our money market and savings accounts are designed for consumers who are seeking premium yields with immediate access to funds without term restrictions or early withdrawal penalties. Our standard certificates of deposit (“CD” or “CDs”) are designed for consumers who want a fixed premium yield for terms ranging from three months to five years. For those consumers who seek an even higher premium yield CD, we offer seven-to-ten year callable CDs, which are subject to redemption by us anytime after two years. Additionally, we offer a “Prime Link CD,” a fixed income product that is tied to the Prime Rate. With Prime Link CDs, the customer’s principal is guaranteed, and CD interest rises as the Prime Rate increases. Through E*TRADE Mortgage, we offer consumers first and second lien residential mortgage loans and home equity loans and lines of credit. Customers can access E*TRADE Mortgage via telephone, email or through a proprietary “web-chat” system.

Through a co-branding partnership with First USA, we offer credit card services. We are evaluating opportunities to offer a proprietary credit card product. We will continue to analyze adding new products and lines of business through corporate acquisitions and partnerships. We are currently planning to provide direct-to-consumer automobile loan origination in the first half of fiscal 2002.

Customers and Markets

Our branchless structure enables us to serve customers worldwide. The majority of the Bank’s current customers live in major urban centers in the U.S. The Bank intends to continue to focus on these centers for future growth.

The Bank is transitioning its deposit base toward a greater percentage of transactional accounts. This transition is expected to improve interest rate spreads. The Bank targets transactional customers living in major urban centers who are aged 35 to 54, technologically savvy and possess investible assets of at least $100,000.

Cross-selling continues to be an important part of the Bank’s strategy. Over 36% of the Bank’s deposit accounts and approximately 20% of all loans originated by E*TRADE Mortgage, have come from cross-selling to our customer base. The Bank’s leading customers have average Fair, Isaac and Company (“FICO”) scores above 720, and are accordingly favorable candidates for our credit products.

Regulatory Oversight

E*TRADE Group, Inc. and ETFC are savings and loan holding companies, and E*TRADE Bank is a federally chartered savings bank. Accordingly, we are subject to extensive regulation, supervision and examination by the OTS as our primary federal regulator. The Bank is also subject to regulation, supervision and examination by the FDIC. Further, as a financial services holding company, E*TRADE Group, Inc. is subject to the SEC’s Industry Guide 3 reporting requirements. Certain disclosure of financial information required by Guide 3 with respect to our banking services is provided below as a part of our discussion of Banking operations.

Prior to its acquisition, ETFC reported its results of operations on a fiscal year ending December 31. Because we formally reported on a fiscal year ending September 30, financial information contained in this document for fiscal 2000 and 1999 includes the results of ETFC for the twelve months ended September 30, 2000 and 1999. Fiscal 1998 and 1997 include the results of ETFC for the twelve months ended  December 31, 1998 and 1997, respectively. Accordingly, the reconciliation of activities in certain accounts presented herein for the year ended September 30, 1999 will begin with the October 1, 1998 balance, whereas the

September 30, 1998 reconciliation will cover ETFC’s operating period from January 1, 1998 through December 31, 1998. This reconciliation causes certain amounts to be included in both fiscal 1999 and 1998.

Lending Activities

General.    As part of our Banking operations, we originate first-lien mortgages, home equity loans and HELOCs through E*TRADE Mortgage, and we purchase pools of mortgage, automobile and recreational vehicle loans and mortgage-backed and related securities in the secondary market.

Loan Portfolio Composition.    At December 31, 2001, our net loans receivable totaled $8.0 billion or 59.5% of total bank assets. As of the same date, $6.3 billion, or 79.1%, of the total gross loan portfolio consisted of one- to four-family residential mortgage loans. Automobiles and recreational vehicles loans amounted to $1.6 billion or 20.5% of our total gross loans portfolio. Multi-family, commercial, mixed-use real estate home equity line of credit and second mortgage loans and other loans amounted to $38.1 million, or 0.5%, of our total gross loan portfolio.

The following table presents information concerning our banking loan portfolio, in dollar amounts and in percentages, by type of loan.

	December 31, 2001%		September 30, 2000%		September 30, 1999%		September 30, 1998%		September 30, 1997%
	(dollars in thousands)
Real estate loans:
One- to four-family fixed-rate	$3,672,512	45.95%	$1,583,129	37.45%	$1,391,254	63.69%	$466,850	50.76%	$211,287	38.11%
One- to four-family adjustable-rate	2,645,952	33.11	2,635,955	62.36	785,821	35.98	430,319	46.79	336,470	60.69
Multi-family	183	—	203	0.01	1,330	0.06	3,223	0.35	1,447	0.26
Commercial	1,981	0.03	2,717	0.06	3,050	0.14	8,916	0.97	3,033	0.55
Mixed-use	635	0.01	503	0.01	945	0.04	929	0.10	856	0.15
Land	—	—	—	0.00	279	0.01	316	0.03	463	0.08

Total real estate loans(1)	6,321,263	79.10	4,222,507	99.89	2,182,679	99.92	910,553	99.00	553,556	99.84

Consumer and other loans:
Automobiles and recreational vehicles loans	1,635,050	20.46	224	0.01	430	0.02	2,758	0.30	305	0.06
Home equity lines of credit and second mortgage loans	23,059	0.29	4,042	0.10	1,024	0.05	5,895	0.64	564	0.10
Other	12,237	0.15	82	0.00	255	0.01	554	0.06	—	—

Total consumer and other loans	1,670,346	20.90	4,348	0.11	1,709	0.08	9,207	1.00	869	0.16

Total loans	7,991,609	100.00%	4,226,855	100.00%	2,184,388	100.00%	919,760	100.00%	554,425	100.00%

Add (deduct):
Discounts and deferred fees on loans	38,722		(43,171)		(22,718)		(9,989)		(9,938)
Allowance for loan losses	(19,874)		(10,930)		(7,161)		(4,766)		(3,594)
Other	—		—		—		(151)		(189)

Total	18,848		(54,101)		(29,879)		(14,906)		(13,721)

Loans receivable, net(1)(2)	$8,010,457		$4,172,754		$2,154,509		$904,854		$540,704

(1)
Includes loans held for sale, principally one- to four-family real estate loans. These loans were $1,616,089 at December 31, 2001, $95,400 at September 30, 2000, $89,862 at September 30, 1999, $117,928 at September 30, 1998, and $149,086 at September 30, 1997.

(2)	The largest concentrations of mortgage loans at December 31, 2001 are located in California (32.9% of the portfolio), New York (8.0% of the portfolio) and New Jersey (4.3% of the portfolio).

Maturity of Loan Portfolio.    The following table shows, as of December 31, 2001, the dollar amount of loans maturing in our portfolio in the time periods indicated. This information includes scheduled principal repayments, based on the loans’ contractual maturities. We report demand loans, loans with no stated repayment schedule and no stated maturity, and overdrafts as due within one year. The table below does not include any estimate of prepayments. Prepayments may significantly shorten the average life of a loan and may cause our actual repayment experience to differ from that shown below.

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
	(in thousands)
Real estate loans:
One- to four-family fixed-rate	$8,465	$35,627	$3,628,420	$3,672,512
One- to four-family adjustable-rate	486	3,075	2,642,391	2,645,952
Multi-family	—	—	183	183
Commercial	—	9	1,972	1,981
Mixed-use	87	39	509	635
Consumer and other loans:
Home equity lines of credit and second mortgage loans	—	70	22,989	23,059
Automobiles and recreational vehicles loans	13,253	1,243,345	378,452	1,635,050
Other	50	12,187	—	12,237

Total	$22,341	$1,294,352	$6,674,916	$7,991,609

The following table shows, as of December 31, 2001, the dollar amount of our loans that mature after December 31, 2001. We have allocated these loans between those with fixed interest rates and those with adjustable interest rates.

	Fixed Rates	Adjustable Rates	Total
	(in thousands)
Real estate loans:
One- to four-family	$3,672,512	$2,645,952	$6,318,464
Multi-family	—	183	183
Commercial	1,130	851	1,981
Mixed-use	237	398	635
Consumer and other loans:
Home equity lines of credit and second mortgage loans	19,137	3,922	23,059
Automobiles and recreational vehicles loans	1,625,396	9,654	1,635,050
Other	—	12,237	12,237

Total	$5,318,412	$2,673,197	$7,991,609

Purchase of Loans.    The following table shows our loan purchases during the periods indicated.

Loan Purchases
(in thousands)
Year Ended:
December 31, 2001	$13,452,389
September 30, 2000	$2,658,927
September 30, 1999	$1,806,019
September 30, 1998	$518,000
September 30, 1997	$342,900
Three Months Ended:
December 31, 2000	$1,080,264

Additionally, during fiscal 1998, we acquired approximately $150.0 million in loans from Direct Financial Corporation (“DFC”).

The following table shows our loan, purchase, sale, and repayment activity during the periods indicated including loans acquired through business combinations.

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
	(in thousands)
Loans receivable—net, at beginning of period	$5,039,602	$4,172,754	$2,154,509	$793,189
Loan purchases and originations:
One- to four-family variable-rate	4,451,489	834,936	2,235,900	535,571
One- to four-family fixed-rate	6,988,688	161,681	423,027	1,270,168
Multi-family	—	—	—	280
Consumer and other loans	2,012,212	83,647	—	—

Total loan purchases and originations	13,452,389	1,080,264	2,658,927	1,806,019

Loans sold	(7,899,991)	(5,062)	(232,209)	(90,740)
Loan repurchases	1,189	—	(417)	(878)
Loan repayments	(2,653,385)	(209,721)	(424,283)	(353,916)

Total loans sold, repurchased and repaid	(10,552,187)	(214,783)	(656,909)	(445,534)

Net change in deferred discounts and loan fees	74,010	2,982	20,252	2,379
Net transfers to real estate owned	(1,786)	(6)	(269)	(266)
Net change in allowance for loan losses	(7,309)	(1,635)	(3,769)	(2,446)
Cost recovery/contra assets	—	—	—	197
Other loan debits/HELOC advances	5,738	26	13	971

Increase in total loans receivable	2,970,885	866,848	2,018,245	1,361,320

Loans receivable—net, at end of period	$8,010,457	$5,039,602	$4,172,754	$2,154,509

Our primary method of purchasing loans is through the secondary market, utilizing our correspondent network. We purchase the loans in pools made up of multiple whole loans. In the fiscal year ended December 31, 2001, we purchased 1,649 pools with 15,346 loans. In the three months ended December 31, 2000, we purchased 231 pools with 3,063 loans. In fiscal year ended September 30, 2000, we purchased 851 pools with 7,047 loans. In fiscal year ended September 30, 1999, we purchased 477 pools with 6,245 loans.

We have not originated any non-mortgage consumer loans during the fiscal year ended December 31, 2001, three months ended December 31, 2000, or fiscal years ended September 30, 2000 and 1999. Prior to fiscal 1998 we originated consumer loans as an accommodation to our customers or purchased such loans as part of larger loan packages. To service our loan portfolio, we enter into loan servicing contracts with multiple third party servicers.

CRA Lending Activities.    The Bank participates in various community development programs in an effort to meet its responsibilities under the Community Reinvestment Act (“CRA”). We invest in loans or other investments secured by affordable housing for low- or moderate-income individuals and have committed to invest $3.0 million in the CRA Fund of the Special Business Investment Corporation (“SBIC’s”), L.P. a portfolio of investments in small business investment companies that meet the investment test of the CRA.

In addition, we have committed to fund $2.5 million over two years to Operation Hope, Inc., a non-profit community service organization, to develop a financial literacy program for underserved youth in Arlington County, Virginia and Washington, D.C. and build and operate an inner-city cyber café in Washington, D.C. to deliver financial services and education to the underserved communities of Washington, D.C. We also provide loan servicing for Habitat for Humanity of Northern Virginia, Inc., a non-profit organization whose purpose is to create affordable housing for those in need.

In connection with the regulatory approval for the acquisition of E*TRADE Mortgage, E*TRADE Bank was notified that it is no longer eligible for designation as a wholesale savings association for CRA purposes. The Bank is currently fulfilling its CRA obligations under the lending, investment, and service tests for “large savings associations,” as defined by the CRA.

Delinquent, Non-performing and Other Problem Assets

General.    We continually monitor our loan portfolio so that we will be able to anticipate and address potential and actual delinquencies. Based on the length of the delinquency period, we reclassify these assets as non-performing and, if necessary, take possession of the underlying collateral. Once the Bank takes possession of the underlying collateral, the property is classified on our balance sheet as Other assets.

Non-performing Assets.    Non-performing assets consist of loans for which interest is no longer being accrued. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. All loans at least 90 days past due, as well as other loans considered uncollectible, are placed on non-accrual status. Payments received on non-accrual loans are applied to principal when it is doubtful that full payment will be collected.

Real Estate Owned and Repossessed Assets.    We initially record Real Estate Owned (“REO”) at estimated fair value less selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes a valuation allowance for REO and repossessed assets through a charge to income if the carrying value of a property exceeds its estimated fair value less estimated selling costs.

As of December 31, 2001, all of our REO consisted of one- to four-family real estate loans.

The following table presents information about our non-accrual loans and other repossessed assets at the dates indicated.

	December 31, 2001	September 30, 2000	September 30, 1999	September 30, 1998	September 30, 1997
	(in thousands)
Real estate loans:
One- to four-family	$20,595	$11,391	$7,595	$7,727	$10,359
Commercial	—	657	664	372	568
Land	—	—	—	316	—
Automobiles and recreational vehicles	91	—	—	—	—
Home equity lines of credit and second mortgage loans	—	—	21	255	—
Other	—	—	60	205	—
TDRs	—	—	—	—	425

Total non-performing loans, net	20,686	12,048	8,340	8,875	11,352
Total REO and other repossessed assets, net	3,328	850	539	1,460	681

Total non-performing assets, net	$24,014	$12,898	$8,879	$10,335	$12,033

Total non-performing assets, net, as a percentage of total bank assets	0.18%	0.14%	0.21%	0.45%	1.09%

Total loss allowance as a percentage of total non-performing loans, net	96.07%	90.72%	85.86%	53.70%	31.66%

During fiscal 2001, our non-performing assets increased by $11.1 million, or 86%, to $24.0 million at December 31, 2001 from $12.9 million at September 30, 2000. This increase was attributable primarily to a significant increase in the volume of outstanding one- to four-family real estate loans and the Bank’s decision to shift a portion of its assets into higher-yielding asset classes that have higher risk characteristics. As a matter of policy, we actively monitor our non-performing assets.

If our non-accruing loans as of December 31, 2001 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $1.3 million in the fiscal year ended December 31, 2001.

Special Mention Loans.    In certain situations, a borrower’s past credit history may cast doubt on the borrower’s ability to repay under the loan’s contractual terms, whether or not the loan is delinquent. Such loans, classified as “special mention” loans, continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $22.5 million of the total loan portfolio at December 31, 2001, and are actively monitored.

Allowance for Loan Losses.    As an investor in mortgage loans and other types of consumer loans, we recognize that we will experience occasional credit losses. We believe the risk of credit loss varies with, among other things, the following:

•	type of loan;

•	creditworthiness of the borrower over the term of the loan;

•	general economic conditions; and

•	in the case of a secured loan, the quality of the security for the loan and the loan-to-value ratio.

Our policy is to maintain an adequate allowance for loan losses based on, among other things, the following:

•	our historical loan loss experience;

•	regular reviews of delinquencies and loan portfolio quality;

•	the industry’s historical loan loss experience for similar asset types; and

•	evaluation of economic conditions.

We increase our allowance for loan losses when we estimate that losses have been incurred by charging provisions for probable loan losses against income. Charge-offs reduce the allowance when losses are confirmed.

In establishing the allowance for loan losses, we record specific allowances for probable losses that we have identified for commercial and certain large dollar real estate and consumer loans specifically reviewed for impairment by management. Additionally, we provide a general allowance for estimated expected losses for real estate and consumer loans not specifically reviewed. The allowances established by management are subject to review and approval by the Bank’s board of directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

•	the composition and quality of the portfolio;

•	delinquency trends;

•	current charge-off and loss experience;

•	current industry charge-off and loss experience;

•	the state of the real estate market; and

•	current general economic and market conditions.

We recorded a net increase of $7.3 million in the allowance for loan losses from December 31, 2000 to December 31, 2001. The increase resulted from the addition of $4.7 million acquired in an automobile loan purchase and an additional provision of $7.5 million, offset by net charge-offs of $4.9 million. As of December 31, 2001, the total allowance for loan losses was $19.9 million, of which $2.1 million represented reserves established by management for probable losses on specific loans.

The general allowance is computed on loans without a specific allowance based on an assessment of loans not specifically reviewed. Each month, this portfolio is stratified by asset type—one- to four-family, commercial, consumer, etc.—and a range of expected loss ratios is applied to each type of loan. Expected loss ratios range between 8 basis points and 300 basis points depending upon asset type, loan-to-value ratio and current market and economic conditions. The expected loss ratios are based on our historical loss experience, adjusted to reflect industry loss experience as published by the OTS, current market and economic conditions and other relevant information.

Also considered in the allowance computation is the positive impact of loans acquired that have a seller or third party credit enhancement. As of December 31, 2001, total loans receivable included eight pools of credit-enhanced one- to four-family mortgage loans totaling $20.3 million, or 0.25%, of total gross loans outstanding. Allowances are not provided for loans in which the credit enhancement amount exceeds the amount of allowances that would otherwise be required. We have purchased certain loans with an expectation that not all contractual payments of the loan will be collected. Discounts attributable to credit issues are tracked separately and are not included as a component of the allowance for loan losses.

The loan loss provision recorded for fiscal 2001 was based upon our assessment of the required allowances at December 31, 2001. The increase in the loan loss provision as compared to fiscal 2000 is principally attributable to the level of charge-offs and the significant growth in the portfolio. We believe that the combination of our loan loss allowance, net credit discount, and credit enhancement on certain loan pools is adequate to cover probable losses inherent in our portfolio.

We believe that we have established our existing loss allowances in accordance with accounting principles generally accepted in the United States of America. However, circumstances may change, and regulators may request us to increase our allowance for losses. Such an increase could negatively affect our financial condition and earnings. The increase in the allowance for loan losses reflects the significant increase in the loan portfolio, from $4.2 billion at September 30, 2000 to $8.0 billion at December 31, 2001, the fact that the Bank purchases, rather than originates in house, the majority of its loans, and the addition of $1.6 billion of automobile and recreational vehicle loans, which traditionally have a higher loss experience than residential mortgages. Even though our historic charge-offs are relatively low, $5.6 million in fiscal year 2001, $12,000 for the three months ended December 31, 2000 and $253,000 in fiscal year 2000, we believe the allowances for loan losses, which were $19.9 million (0.25% of total loans) at December 31, 2001 and $10.9 million (0.26% of total loans) at September 30, 2000, were appropriate estimates of the probable losses inherent in the loan portfolio.

The following table allocates the allowance for loan losses by loan category at the dates indicated. This allocation does not necessarily restrict the use of the allowance to absorb losses in any other category. The table also shows the percentage of total loans that each loan category represents.

	December 31, 2001		September 30, 2000		September 30, 1999		September 30, 1998		September 30, 1997
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans In Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Real estate loans:
One- to four-family	$6,960	79.06%	$10,554	99.81%	$7,055	99.67%	$4,089	97.55%	$3,271	98.80%
Automobiles and recreational vehicles	12,757	20.46	—	—	—	—	—	—	—	—
Multi-family	3	—	3	0.01	23	0.06	32	0.35	15	0.26
Commercial	30	0.03	336	0.06	53	0.14	520	0.97	286	0.55
Mixed-use	9	0.01	8	0.01	17	0.04	9	0.10	9	0.15
Land	—	—	—	—	—	0.01	6	0.03	8	0.08
Home equity lines of credit and second mortgage loans	115	0.29	29	0.10	9	0.05	57	0.64	5	0.16
Other consumer	—	0.15	—	0.01	4	0.03	53	0.36	—	—

Total allowance for loan losses	$19,874	100.00%	$10,930	100.00%	$7,161	100.00%	$4,766	100.00%	$3,594	100.00%

The above amounts include specific reserves related to non-performing loans totaling $2.1 million at December 31, 2001, $391,000 at September 30, 2000, $406,000 at September 30, 1999, $449,000 at September 30, 1998 and $510,000 at September 30, 1997.

The following table shows the activity in our allowance for loan losses during the periods indicated.

	For the periods ended,
	December 31, 2001	December 31, 2000	September 30, 2000	September 30, 1999	September 30, 1998	September 30, 1997
	(in thousands)
Allowance for loan losses at beginning of period	$12,565	$10,930	$7,161	$4,715	$3,594	$2,957
Charge-offs:
Real estate loans	(94)	(12)	(240)	(400)	(463)	(304)
Other consumer loans	(79)	—	(13)	(56)	(76)	—
Automobiles and recreational vehicles loans	(5,395)	—
Other loans	—	—	—	(2)	(17)	—

Total charge-offs	(5,568)	(12)	(253)	(458)	(556)	(304)

Recoveries:
Real estate loans	29	—	19	38	13	13
Other consumer loans	4	—	—	79	81	7
Automobiles and recreational vehicles loans	669	—	—	—	—	—
Other loans	—	—	—	4	5	—

Total recoveries	702	—	19	121	99	20

Net charge-offs	(4,866)	(12)	(234)	(337)	(457)	(284)
Loan loss allowance acquired in acquisition (1)	4,699	—	—	—	724	—
Additions charged to operations	7,476	1,647	4,003	2,783	905	921

Allowance for loan losses at end of period	$19,874	$12,565	$10,930	$7,161	$4,766	$3,594

Net charge-offs to average loans outstanding	0.07%	0.00%	0.01%	0.03%	0.07%	0.06%

(1)	Acquisition of automobile portfolio in fiscal 2001 and acquisition of DFC in fiscal 1998.

Mortgage-Backed Securities

We maintain a significant portfolio of mortgage-backed securities, primarily in the following forms:

•	privately insured mortgage pass-through securities;

•	Government National Mortgage Association (“Ginnie Mae”) participation certificates;

•	Federal National Mortgage Association (“Fannie Mae”) participation certificates;

•	Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates; and

•	securities issued by other non-agency organizations.

        Principal and interest on Ginnie Mae certificates are guaranteed by the full faith and credit of the United States government. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations (“CMOs”). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans.

Over 95% of our CMO portfolio is comprised of securities with a triple “A” rating. Although our CMO portfolio has maturity periods similar to our mortgage-backed pass-through securities, the nature of the CMO bonds acquired, primarily sequential pay bonds, provides for more predictable cash flows than the mortgage-backed securities. This reduces the duration risk, extension risk and price volatility of the CMO compared to mortgage-backed pass-through securities and thus allows us to target liabilities with shorter durations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our mortgage-backed securities in one of three categories: held-to-maturity, available-for-sale or trading. During the year ended December 31, 2001, three months ended December 31, 2000, and the fiscal years ended September 30, 2000 and September 30, 1999, we held no mortgage-backed securities classified as held-to-maturity.

The following table shows the activity in our available-for-sale mortgage-backed securities portfolio during the periods indicated.

	December 31, 2001	December 31, 2000	September 30, 2000	September 30, 1999
	(in thousands)
Mortgage-backed securities at beginning of period	$5,058,919	$4,188,553	$1,426,053	$798,860
Purchases:
CMOs	3,420,669	3,891,680	3,579,379	1,159,652
Fannie Mae	2,778,515	1,195	590,236	92,378
Ginnie Mae	—	—	8,891	—
Freddie Mac	104,439	24,586	173,732	—
Other	15	—	—	—
Sales(1)	(6,198,758)	(2,740,943)	(1,140,935)	(285,414)
Repayments and amortization and accretion	(1,574,835)	(326,213)	(463,985)	(332,092)
Transfer to trading	27,357	—	—	—
Mark-to-market adjustments and other	(59,702)	20,061	15,182	(7,331)

Mortgage-backed securities at end of period	$3,556,619	$5,058,919	$4,188,553	$1,426,053

(1)	Includes mortgage-backed securities on which call options have been exercised.

The Bank buys and holds trading securities principally for the purpose of selling them in the near term. The Bank carries these securities at market value with unrealized gains and losses recognized in income. The amount of trading securities the Bank held was $70.9 million at December 31, 2001, $171.9 million at December 31, 2000, $3.4 million at September 30, 2000 and $38.3 million at September 30, 1999. The Bank also recognized realized gains from the sale of trading assets of $20.3 million for the fiscal year ended December 31, 2001, $2.1 million for the three months ended December 31, 2000, $750,000 for the fiscal year ended September 30, 2000 and $1.4 million for the fiscal year ended September 30, 1999. In addition, the Bank had unrealized appreciation (depreciation) of trading assets of $(11.0) million for the fiscal year ended December 31, 2001, $(0.1) million for the three months ended December 31, 2000, $195,000 for the fiscal year ended September 30, 2000 and $(1.3) million for the fiscal year ended September 30, 1999.

The following table shows the Bank’s scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed securities, both available-for-sale and trading, at December 31, 2001.

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals
	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield
	(in thousands)
Private issuer and other	$—	—%	$—	—%	$16,296	7.66%	$16,296	7.66%
Collateralized mortgage obligations	—	—	1,389	6.92	1,930,739	6.73	1,932,128	6.72
U.S. Government sponsored enterprises	37	7.00	15	9.64	1,678,629	6.25	1,678,681	6.25

	$37	7.00%	$1,404	6.51%	$3,625,664	7.02%	$3,627,105	6.51%

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

	December 31, 2001		September 30, 2000		September 30, 1999
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
	(in thousands)
Available-for-sale investment securities:
Municipal bonds	$67,104	$66,959	$15,005	$13,946	$15,605	$14,390
Corporate bonds	884,246	871,510	272,431	265,066	130,166	122,559
Obligations of U.S. government agencies	13,297	11,874	13,291	12,898	18,264	18,018
Asset-backed	386	386	23,661	23,660	915	921
Preferred stock in Freddie Mac	—	—	5,000	4,356	5,000	4,950
Other corporate stock	8,000	7,189	4,438	4,363	3,980	3,980
Other investments	21,282	21,218	12,318	12,035	13,967	13,804

Total	$994,315	$979,136	$346,144	$336,324	$187,897	$178,622

In addition to the available-for-sale investment securities listed above, we have an investment in the stock of the Federal Home Loan Bank (“FHLB”). The stock is recorded in Other assets at cost, which approximates fair value. The balance of FHLB stock was $56.5 million at December 31, 2001 and $83.3 million at September 30, 2000.

The following table shows the scheduled maturities, carrying values, and current yields for our banking-related investment portfolio of debt securities at December 31, 2001.

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
	(in thousands)
Municipal bonds(1)	$—	—%	$238	4.47%	$1,844	5.08%	$64,877	3.81%	$66,959	3.84%
Corporate debt	151,454	4.93%	393,259	6.88%	200,629	7.02%	126,168	4.21%	871,510	6.29%
Obligations of U.S. government agencies	—	—%	—	—%	—	—%	11,874	6.24%	11,874	6.24%
Asset-backed	213	9.40%	—	—%	—	—%	173	4.88%	386	7.35%
Other investments	6,410	5.45%	—	—%	13,719	8.77%	1,089	5.00%	21,218	6.16%

	$158,077		$393,497		$216,192		$204,181		$971,947

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis.

Deposits and Other Sources of Funds

The following table presents information about the various categories of the Bank’s deposits for the periods indicated.

	Average Balance for the Year Ended December 31, 2001	Percentage of Deposits	Average Rate	Average Balance for the Year Ended September 30, 2000	Percentage of Deposits	Average Rate	Average Balance for the Year Ended September 30, 1999	Percentage of Deposits	Average Rate
	(in thousands)
Passbook	$375	0.01%	2.99%	$498	0.02%	2.48%	$563	0.04%	3.00%
Money market	1,644,951	22.61	2.78%	178,174	5.27	4.84%	238,031	16.19	4.80%
Demand accounts	183,530	2.52	1.44%	236,316	6.99	3.68%	22,655	1.54	3.86%
Certificates of deposit	5,417,310	74.46	5.28%	2,876,229	85.10	6.32%	1,142,326	77.67	5.88%
Brokered callable certificates of deposit	29,236	0.40	6.86%	88,601	2.62	6.43%	67,085	4.56	6.62%

Total	$7,275,402	100.00%		$3,379,818	100.00%		$1,470,660	100.00%

The following table classifies our deposit accounts by rate at the dates indicated.

	December 31, 2001	September 30, 2000
	(in thousands)
0–1.99%	$247,755	$139,262
2–3.99%	3,692,242	711
4–5.99%	2,219,535	687,983
6–7.99%	1,923,269	3,868,892
8–9.99%	57	24,941
10–11.99%	1	3
12–20.00%	—	9

	$8,082,859	$4,721,801

The following table classifies the amount of our large certificates of deposit, i.e., in amounts of $100,000 or more, by time remaining until maturity, as of December 31, 2001.

Certificates of Deposit
(in thousands)
Three months or less	$254,696
Three through six months	204,979
Six through twelve months	335,282
Over twelve months	163,781

Total	$958,738

Borrowings

Although deposits are our primary source of funds, we also borrow from the FHLB and sell securities under repurchase agreements to acquire additional funding. We are a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions. This membership requires us to own capital stock in the FHLB. It also authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided that we meet certain creditworthiness standards.

As of December 31, 2001, our outstanding advances from the FHLB totaled $906.3 million at interest rates ranging from 1.9% to 6.9% and at a weighted average rate of 2.7%.

We also borrow funds by selling securities to nationally recognized investment banking firms under agreements to repurchase the same securities. The investment banking firms hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed- and variable-rate securities. We also participate in the Federal Reserve Bank’s special direct investment and treasury, tax and loan borrowing programs. We use the proceeds of these transactions to meet our cash flow or asset/liability matching needs.

The following table presents information regarding repurchase agreements for the dates indicated.

	December 31, 2001	September 30, 2000	September 30, 1999
	(in thousands)
Weighted average balance during the year	$3,180,272	$1,471,435	$555,552
Weighted average interest rate during the year	5.94%	6.39%	5.32%
Maximum month-end balance during the year	$4,162,231	$2,173,410	$790,474
Mortgage-backed securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$1,815,738	$1,303,517	$863,598
Estimated market value	$1,807,115	$1,289,313	$832,397
Other securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$1,185,707	$648,433	$—
Estimated market value	$1,179,834	$644,317	$—

The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of our borrowings.

Category	Ending Balance	Monthly Weighted Average Rate	Maximum Amount At Month-End	Yearly Weighted Average Balance	Yearly Weighted Average Rate
	(in thousands)
At or for the year ended December 31, 2001:
Advances from the FHLB	$906,300	5.19%	$1,737,000	$1,223,724	6.32%
Securities sold under agreement to repurchase and other short-term borrowings	$3,264,140	4.44%	$4,162,231	$3,180,272	5.94%
At or for the year ended December 31, 2000:
Advances from the FHLB	$1,737,000	6.74%	$2,319,000	$1,512,940	6.48%
Securities sold under agreement to repurchase and other short-term borrowings	$2,895,564	6.57%	$3,184,631	$1,995,138	6.61%
At or for the year ended September 30, 2000:
Advances from the FHLB	$1,637,000	6.47%	$2,074,500	$1,225,783	6.17%
Securities sold under agreement to repurchase and other short-term borrowings	$1,894,000	6.71%	$2,173,410	$1,471,435	6.39%
At or for the year ended September 30, 1999:
Advances from the FHLB	$477,000	5.55%	$852,000	$473,849	5.25%
Securities sold under agreement to repurchase and other short-term borrowings	$790,474	5.47%	$790,474	$555,552	5.32%

GLOBAL AND INSTITUTIONAL

Business Overview

Our Global and Institutional business segment is comprised principally of the business activities of our international subsidiaries which offer foreign investors online retail brokerage services, and the business activities of E*TRADE Institutional and E*TRADE Technologies, which offer financial services to institutional investors.

Our local operations in both the retail and institutional businesses are critical to our global strategy. During fiscal year 2001, we continued our global expansion strategy that leverages our internationally recognized brand name, web site design, and proprietary Stateless ArchitectureSM technology platform. We launched branded retail brokerage web sites in Hong Kong, Israel and Germany. E*TRADE Israel Electronic Commerce (1997) Ltd. (“E*TRADE Israel”), in which we have a minority stake, launched in May 2001 with an offering of U.S. equity trading through our global platform to the local population. The launch of E*TRADE Germany during the fourth quarter of fiscal 2001 brought us to the largest European market. This launch followed the acquisition of all minority holdings in E*TRADE Germany in the first quarter of 2001.

We have continued our global expansion in the retail market with the acquisition of a minority stake in E*TRADE Australia Limited (“E*TRADE Australia”) in January 2002. Through December 31, 2001, and prior to acquiring a 7.5% equity ownership stake in E*TRADE Australia, we maintained a trademark licensing arrangement with E*TRADE Australia which generated royalty and licensing revenues and committed us to certain technology and maintenance development obligations. As part of acquiring an ownership stake in E*TRADE Australia, we transferred our technology maintenance and development obligation to E*TRADE Australia and extended E*TRADE Australia a royalty-free trademark license.

Our international web sites are operated by the following entities: E*TRADE Australia (which also serves New Zealand), E*TRADE Technologies, E*TRADE Bank Danmark A/S (Denmark), E*TRADE Germany AG, E*TRADE Securities Limited (Hong Kong), E*TRADE Israel, E*TRADE Japan K.K., E*TRADE Korea Co. Ltd., E*TRADE Norge ASA (Norway), E*TRADE Sverige AB (Sweden) and E*TRADE UK (Holdings) Limited (United Kingdom). Moreover, E*TRADE Financial has institutional offices in eight countries with trading capabilities in 38 markets.

International Consolidation

We see considerable consolidation opportunities in the international retail sector during 2002. We intend to actively pursue such opportunities. We have already begun this process with the acquisition in the fourth quarter of 2001 of accounts in Hong Kong from 2Cube, an online retail brokerage joint venture between JP Morgan Chase & Co. and Pacific Century Cyberworks, Ltd. We will also look to additional internal consolidation within our existing European operations to obtain maximum efficiencies and scalabilities. This will include the consolidation of our UK retail and institutional operations in a new facility during the second quarter of 2002 and the integration of the retail operations in Norway and Sweden.

Products and Services

Our global retail subsidiaries offer a variety of products and services including online stock and options trading in local markets, as well as comprehensive market information provided by Reuters, Big Charts and local news vendors. Trading in U.S. equity markets is currently available in Norway, Sweden and Israel through our Global platform and in Germany, Hong Kong and Denmark through an introducing broker arrangement. In some cases, affiliates offer mutual funds, access to IPOs, and banking capabilities. During fiscal 2002, we intend to continue to improve the products and services we offer to customers through our international affiliates. In fiscal year 2001, we secured banking licenses in both Germany and Denmark. One of our primary focuses will be to continue to roll out cross-border trading, enabling foreign retail investors to access U.S. equities affordably, online and in real-time and to introduce our customers to the financial products available in the U.S.

During fiscal year 2001, we completed the development of a web-based platform that will provide institutional customers with online trading and administration solutions. We began the roll-out of certain administrative solutions such as access to customer statements during the third quarter of fiscal 2001. Our platform provides institutional customers with direct access to international exchanges and basket trading. Moreover, the platform offers our institutional customers real-time, online access to statements and electronic settlement capabilities. This platform was developed by integrating the current E*TRADE Institutional product offering with the technology resources of E*TRADE Technologies.

Customers and Markets

As the sophistication of investors around the globe grows, we intend to provide our investors with the content and tools to enable trading in multiple markets and multiple products from a single-access electronic gateway. On the retail side, our focus during 2002 will be to provide our international customers with access to a greater range of products, including U.S. dollar denominated bank products, as well as U.S. margin and trading accounts currently available only to U.S. customers. For our institutional customers, we have developed a fully-electronic network to allow more efficient access to global exchanges (as discussed above in Products and Services) and are in the process of completing the roll-out of the full suite of tools to our institutional customers.

Operations

Clearing

During fiscal year 2001, we successfully transferred our U.S. institutional equity clearing operations from an outsourced model to a self-clearing model within the Domestic Retail Brokerage business. E*TRADE Institutional clears all U.S. trading through E*TRADE Securities. In 2002, we intend to continue shifting clearing operations from an outsourced model to a self-clearing model, further utilizing our Domestic Retail Brokerage business and improving cost efficiencies. With the exception of institutional operations in the U.S., Japan, Hong Kong, Singapore and Thailand, we currently out-source the clearing of transactions to third parties around the world. (Refer to Item 1. Business—Domestic Retail Brokerage for a general description of clearing operations.)

Lending and Borrowing Activities

Margin Lending.    As in our Domestic Retail Brokerage operations, we make loans to customers collateralized by customer securities in other markets around the world. In the U.S., margin lending by E*TRADE Securities is subject to the margin rules of the Board of Governors of the Federal Reserve System, NASDR margin requirements and our own internal policies, which are more stringent than the Federal Reserve and NASDR requirements. In overseas markets, the rules regarding margin lending vary significantly and are generally not as well defined as the rules within the U.S. We have adopted internal rules similar to those followed in the U.S. where those rules are more stringent than local rules. By permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us to below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. Under applicable overseas regulatory rules, in the event of a decline in the market value of the securities in a margin account, we are generally obligated to require the customer to deposit additional securities or cash in the account so that at all times the customer’s equity in the account is at least a fixed percentage (25% in compliance with NASDR regulations) of the value of the securities in the account. Our current internal requirement, however, is that the customer’s equity not fall below 30%, which is 5% higher than the NASDR regulatory minimum. In the event that a customer’s equity falls below such percentage, the customer will be required to increase the account’s equity to a percentage at least five percentage points higher. Margin lending to customers constitutes the major portion of the basis on which our net capital requirements are determined. To the extent these activities expand, our net capital requirements around the world will increase. See “Item 7. Risk factors—If we do not maintain the capital levels required by regulators, we may be fined or forced out of business” and “Item 7. Risk factors—As a significant portion of our revenues come from online investing services, downturns in the securities markets have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices.”

Order Processing

In most international markets, there are specific or implicit rules to ensure that customers obtain the best price under prevailing market conditions. There are many factors that are taken into account when assessing best price, such as order size and liquidity of the stock. In each location, we have established the necessary order- routing and management systems. During fiscal year 2001, we successfully integrated the technology expertise of E*TRADE Technologies with E*TRADE Institutional’s trading desks, providing these desks with the capability to further enhance this process. See “Item 7. Risk factors—If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed.”

The market for online investing services in the U.S. and overseas, particularly over the Internet, is rapidly evolving and intensely competitive. We expect competition to continue to intensify in the future. See “Item 7. Risk factors—We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share.”

In addition, the securities industry in the U.S. and overseas is subject to extensive regulation. See “Item 7. Risk factors—If changes in government regulation, including banking and securities rules and regulations, favor our competition or restrict our business practices, our ability to attract and retain customers and our profitability may suffer” and “Item 7. Risk factors—If we do not maintain the capital levels required by regulators, we may be fined or forced out of business.”

WEALTH MANAGEMENT AND OTHER

Business Overview

Mutual Funds

In November 1997, we established a Mutual Fund Center which now features nearly 3,000 mutual funds, approximately 1,250 of which are available without transaction fees or loads. The center also offers several services free of charge, such as a state-of-the-art proprietary screening tool, and a wide spectrum of research, including risk measures, portfolio information, historical charts and online prospectuses. Mutual fund orders received by 4:00 p.m. EST result in purchases at the net asset value of the fund as of the day of order. We have seven mutual funds for which E*TRADE Asset Management, Inc. acts as manager: four domestic stock index funds, one international stock index fund, an actively managed bond fund and a money market fund. The mutual fund business derives revenues through management and administrative fees from our proprietary funds, distribution and shareholder servicing arrangements with third-party funds sold through the mutual fund supermarket including 12b-1 fees, sales commissions paid by third-party load funds and transactions fees charged to investors on funds without fee-sharing agreements.

E*TRADE Business Solutions Group, Inc. (“BSG”)

BSG was formed by a combination of two acquired companies. The first was the acquisition in the first quarter of fiscal 1998 of OptionsLink, a division of Hambrecht & Quist LLC, an all-electronic web-based and interactive voice-response inquiry and order entry system for employee stock option and employee stock purchase plan services for corporate stock plan participants. The second was the acquisition in July 1998 of ShareData, Inc. (“ShareData”). ShareData was a privately-held supplier of stock plan knowledge-based software and full service stock plan administration services for private and public companies. The combination of these two technologies enables BSG to provide a full spectrum of integrated electronic stock plan management services, including plan administration, compliance, employee communication, and online transaction capabilities. BSG provides products and services to over 3,000 corporations. Currently, initiatives to increase the scope of the BSG relationships include cross-selling various E*TRADE Financial products and services such as employee banking services provided by the Bank and ATM services provided by placing ATMs at company locations where we have existing relationships. BSG distributes its product and services to corporations through a nationwide direct sales force and third-party partnerships.

Stock Baskets

The Stock Baskets platform allows our brokerage customers to purchase and trade entire portfolios of individual securities simply and easily in dollar, rather than share, denominations. With a minimum investment of $5,000 for non-retirement accounts and $2,000 for IRAs, investors can research and build their own personalized basket of individual securities, or they can purchase from among 21 off-the-shelf baskets which have been compiled by professionals at Standards & Poor’s, a Wall Street research house known for its independence and objectivity. In addition, investors have the ability to further customize these off-the-shelf baskets to meet specific investment goals.

Bond Center

The Bond Center is the platform through which our customers access a variety of fixed income products. The Bond Center provides our customers the ability to diversify their holdings by investing in fixed income securities. Supported by 35 dealers and liquidity providers, the Bond Center enhances the value and delivery of fixed income products to our customers. We were one of the recognized pioneers in online fixed income trading, having launched the Bond Center over three years ago. During fiscal 2001, we made significant enhancements to the Bond Center that will fully allow us to realize the competitive value the Bond Center provides. Among these enhancements was the integration of a trading desk at our Arlington, Virginia location with the Bond Center. This enhancement alone significantly increased the value, execution and efficiency of the Bond Center.

Personal Money Management

During the three months ended December 31, 2000, we acquired PrivateAccounts, Inc., now E*TRADE Advisory Services, a platform which aggregates the services of individual money managers and investment advisers. This service provides customers with the ability to research and review managers performance and investment styles online. We branded this advisory service as Personal Money Management (“PMM”). During December 2001, the operations of the PMM group, previously located in Minneapolis, Minnesota, were transitioned to our Arlington, Virginia location.

Corporate Operations

Included in the Wealth Management and Other segment are the activities generated by our corporate operations. Corporate activities include management of investments held by the Company, participation in two venture capital funds (E*TRADE eCommerce Fund I and ArrowPath Fund II (formerly E*TRADE eCommerce Fund II)), and management of corporate borrowing activities. Corporate operations also include technology development, systems maintenance and operations, and general and administrative costs all of which benefit the Company as a whole.

Growth Strategy

The formation of the Wealth Management business has enhanced our ability to focus on several key objectives, including targeting a more affluent customer base through new programs, increasing the investment levels of existing customers, and expanding the channels of distribution through which we provide services. We intend to continue to introduce new products and services to achieve these objectives, including focusing on retirement planning, college savings plans, the delivery of electronic advice, and tiered product offerings.

Our business strategy includes expanding our product mix to include targeted and high value products and services which will provide our customers with a more personalized and integrated solution to meet their individual financial objectives. In the mutual fund and investment product business, we are executing on this strategy by continuing to enhance and market the mutual fund supermarket, while rolling out additional proprietary funds. Following our joint venture with Ernst and Young, LLP in September 2000, we began developing an electronic advice product that will provide customers with personalized financial advice based on their specific financial goals. It will also provide recommendations on mutual funds that may help customers achieve their objectives. Additionally, as we roll out investment products from our acquisitions of eInvesting and E*TRADE Advisory Services, we will be able to provide new and differentiated products to our customers. Some of the new products will also be offered to financial advisors as we target the intermediary channel.

BSG intends to continue to enhance its services to help U.S. multi-national corporations manage their overseas employees. BSG will continue to focus on a Business-to-Business-to-Consumer strategy by providing products and services to corporations that facilitate their employees’ end-use of the products and services at E*TRADE Financial. We will also focus on cross-selling additional products to existing and new corporate customers, and in turn, their employees.

Through our high net worth initiatives, we intend to provide different levels of products and services to different tiers of customers, thereby encouraging customers to consolidate their assets at E*TRADE Financial in order to receive premium services.

See “Item 7. Risk factors—If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers.”

Customers and Markets

The Wealth Management business targets many of the same customers and markets as our Domestic Retail Brokerage, Banking, and Global and Institutional businesses. In addition, through our high net-worth initiatives, we are executing upon our strategy to increase our customer and asset base, specifically targeting more established online investors by providing additional value to those customers who seek a breadth of product offerings.

BSG provides products and services directly to publicly traded and privately held companies to facilitate the management and reporting of employee stock purchase and stock option plans and provides transactional services to corporations and their employees. BSG’s clients range in size from small private clients to large public companies across a variety of industries.

Operations

To the extent that products and services within the Wealth Management business are extensions of our Domestic Retail Brokerage, Banking, and Global and Institutional businesses, revenue streams and operations replicate those business lines. However, there are some aspects of the business unique to the Wealth Management group.

The mutual fund business derives revenues through a number of channels, including management fees from our proprietary funds, fee-sharing arrangements with third-party funds sold through the mutual fund supermarket, certain administrative fees charged by funds, sales commissions paid by third-party load funds and transactions fees charged to investors on funds without fee-sharing agreements.

E*TRADE Asset Management, Inc. (“E*TRADE Asset Management”), a subsidiary of E*TRADE Group, Inc., is the investment advisor of all of our proprietary funds. Barclay’s Global Fund Advisors is the investment sub-advisor of three of these funds. The other funds are structured wherein the specific fund invests all of its assets into a portfolio advised by Barclay’s Global Fund Advisors. This portfolio always has the same investment objective as the E*TRADE fund, commonly called a “master/feeder” structure.

BSG generates revenue through a number of sources including:

•
Equity Edge®— Stock plan administration software marketed to corporate clients from which we derive licensing and maintenance fees. Associated services include consulting, product support, product training and educational seminars.

•
OptionsLink®—A platform many of our corporate clients provide to their employees to manage their equity compensation grants and holdings, conduct equity compensation-related stock and options transactions, and invest online when and how it is convenient for them.

•	Equity Resource®—A complete, fully integrated stock plan administration outsourcing solution.

•
Emerging Companies Program—A combination of services that takes small, pre-IPO companies into the future with administrative assistance and stock plan account management up to and through a public offering.

•
Executive Services—A suite of financial tools and services tailored to fit the needs of corporate officers and other high-net-worth individuals. E*TRADE Financial’s Executive Services offers an array of services tailored to the needs of these individuals.

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

MARKETING

Our marketing strategy is based on an integrated marketing model that employs a mix of communications media. The goals of our marketing programs are to strengthen our brand name recognition, build awareness of our diversified financial services offerings, attract new customers and increase the value of existing customers. We pursue these goals through advertising, marketing on the E*TRADE Financial web site and other online marketing opportunities, direct one-on-one marketing, affinity marketing programs, public relations and co-marketing programs. All communications with the public by our U.S. broker-dealer subsidiaries, including E*TRADE Securities, are regulated by the NASDR.

New Brand, “E*TRADE Financial”

In February 2002, we launched our new brand, “E*TRADE Financial,” which reflects the diversity of the products and services we offer, including investing, banking, lending, planning and advice.

Advertising and Customer Acquisition

Our advertising builds awareness of and preference for E*TRADE, positioning us as a better way to handle a wide range of personal financial transactions. We integrate our brand campaigns across many channels including television (both network and cable), print media, radio, the Internet, E*TRADE Financial Zones in select SuperTarget® stores, E*TRADE Financial Centers, targeted special events and educational seminars. Our advertising directs prospective customers to call a 1-800 number or go to www.etrade.com for more information. Through the E*TRADE Financial web site, for instance, prospective customers can get detailed information about our products and services, use an interactive demonstration, request additional information and complete an account application online. Utilizing our customer database, we deliver targeted acquisition offers such as trade rebates or cash incentives to prospects seeking information on banking, mortgage, IRAs and other products.

Our direct marketing team leverages a database-marketing approach that enables improvement in response rates and return on investment. Our direct marketing programs employ a modeling process to identify target prospects with the highest revenue potential. Active traders and high net worth prospects most likely to respond to direct offers receive timely, relevant marketing messages via direct mail, email, outbound calling, investor shows and seminars. In fiscal year 2001, we built a proprietary prospect database in order to more effectively manage communication to these high value potential customers.

Customer Development

Our customer development effort begins with understanding our customers and their financial needs. Our customer relationship management platform allows us to recognize these needs and present the right solutions to the right customers at the right time. Customer offers are delivered through multiple touch points including monthly statements, direct mail, email, telephone, retail locations and our web site.

Public Relations

Our external corporate communications team is chartered with protecting, promoting and strengthening our corporate reputation and brand. Through proactive outreach to local and national broadcast and print media, the team communicates our value proposition and corporate strategy to a broad consumer audience. As a result, we have received extensive coverage from major media outlets and publications, including Business Week, The New York Times, The Wall Street Journal, CNN, CNBC and many more. The team is responsible for the strategic placement of executive speaking opportunities.

TECHNOLOGY

Investment

We have made significant investments in technology over the last three years. Investments have been made in all areas including development, systems operations, and our data center facilities. As our business has diversified, we have made the necessary technological investments to continue our leadership in the online financial services business, especially in our institutional and banking technologies. In fiscal 2001, we also took advantage of new vendor technologies, more efficient systems processing, and a consolidation of our various operating facilities to achieve significant savings. Reducing our use of contract technology labor through conversions to full-time Associates and attrition has also yielded savings without reducing our key technology investments or service levels to our customers. We have also gained significant efficiencies through expanded use of our state-of-the-art data center in Alpharetta, Georgia. Technology development expenses were $88.7 million in the fiscal year ended December 31, 2001, $29.2 million in the three months ended December 31, 2000, $142.9 million in the fiscal year ended September 30, 2000 and $79.9 million in the fiscal year ended September 30, 1999. In addition, we capitalized internally developed software costs of $27.5 million in the fiscal year ended December 31, 2001, $20.1 million in the three months ended December 31, 2000, $61.5 million in the fiscal year ended September 30, 2000 and $12.8 million in the fiscal year ended  September 30, 1999.

During 2001, we completed migration of our Rancho Cordova, ClearStation, and banking data centers to our regional operations center in Alpharetta, Georgia. This facility is actually two separate centers, with redundant system backup for all critical facility components. The state-of-the-art data center facility has 50,000 square feet of raised floor and allows us exceptional levels of redundancy and expansion capacity.

U.S. Domestic Retail Technology

Transaction-Enabling Technology

Our proprietary, transaction-enabling technology engine automates traditionally labor-intensive transactions. Because it was custom-tailored for electronic marketplace use, our engine provides customers with efficient service and has the added advantage of being scalable and adaptable as usage increases and service offerings are expanded. Beyond these features, the multi-tiered design of our engine and related software allows for rapid expansion of network and computing capacity without interrupting service or requiring replacement of existing hardware or software.

Our transaction-enabling technology engine includes a wide variety of functions and services that allow customers to open and monitor investment accounts and to place orders for equity, option, mutual fund and fixed income transactions. Our core technology is based on our proprietary Stateless Architecture®. The architecture provides the key drivers of our techno-business strategy (i.e., reliability, scalability, reusability and security). The primary components include a graphical user interface, the session manager, the transaction process monitor, the data manager and the transaction processor. See “Item 7. Risk factors—If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed” and “Item 7. Risk factors—If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights, be liable for significant damages, or incur significant costs and expenses regardless of the merits of the claims against us.”

Banking Technology

Our core banking system is a Unix-based, client server and relational database product operating in a high availability environment. This system manages our core banking interfaces with the Federal Reserve Bank for automated clearing house processing, a third party ATM/Debit card processor for real-time communication, and the voice response unit system, which enables customers to access their accounts via the telephone. The system also supports an interface for customer account access through Yahoo!, interfaces to the Internet banking platform and with an online bill-pay provider. Banking operations are also supported by a number of custom applications that allow for efficient customer fulfillment, service and reporting.

The Bank’s web environment is based on an NT operating system, supports online applications processes, and provides Web applications and tools such as the ATM locator, alerts and rate calculators. The Bank’s Internet banking platform is currently provided by a third party provider, which also hosts the Bank’s Internet applications on its site in Georgia. The Bank’s web site is an NT based application that provides the user interface and functionality to support all Internet-based banking operations including bill payment, account transfers, transaction reporting and account statements. As part of our restructuring plan, we intend to complete a migration from the current hosted S1 system to an “in-house” platform in 2002, which will provide us with greater enhancement flexibility as we expand our banking product.

Institutional Technology

Following the acquisitions of E*TRADE Institutional and E*TRADE Technologies, we have developed a proprietary global order management system “VENOM” and order routing system “RoutEx.” VENOM is a Unix- based client server application, that allows us to route orders between the various global trading desks. RoutEx is a Unix-based, FIX compliant application that routes to a rapidly expanding number of global exchanges, Electronic Communication Networks (“ECNs”) and market makers. Customers also have the ability to use their own trading systems and send orders to RoutEx via the FIX protocol, taking advantage of our numerous memberships in exchanges.

In addition, in 2001, we enhanced the ClickTraderSM and Portfolio TraderSM applications. These applications facilitate the monitoring of real-time market data and the origination of orders into the Venom and RoutEx market center destinations. We also introduced www.institutional.etrade.com to serve the institutional customer base with account information, trade data and settlement instructions in addition to other relevant market content.

Global Technology

During the past two years, we evolved our domestic Stateless Architecture® into a high availability, highly scalable architecture for international use. Labeled IIP, for International Investment Product (patent pending), the U.S. architecture was modified to provide for multi-currency and multi-language support. Prior to a launch in a new country, IIP is customized for local regulatory, cultural and language services. In addition, services common in the target country are identified and engineered into the IIP platform. During fiscal year 2001, we successfully launched E*TRADE Germany using this technology.

Transaction execution, clearing and settlement, and customer books and records maintenance, are functions provided by the back-office systems within each country. Transaction orders are passed from the front-end systems via global networks to the respective country back-office systems for execution and processing.

Security

A significant risk to online commerce and communication is the insecure transmission of confidential information over public networks. See “Item 7. Risk factors—The security of our computers could be breached or confidential customer information transmitted over public networks could be breached or misused, which could deter customers from using our services and significantly damage our reputation.”

We use a combination of proprietary and industry standard security measures throughout our global technology operations and networks to protect customers’ accounts. Customers are assigned unique account numbers, user identifications and trading passwords that must be used each time they log on to the system. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA Data Security, Inc. and secure sockets layer technology, to provide the security and authentication necessary to effect the secure exchange and storage of information. Touch-tone telephone transactions are secured through a personal identification number, the same technology used in automated teller machines. A second level of password protection is used prior to order placement. We also have an agreement to provide digital certification and authentication services for electronic commerce through our alliance with VeriSign, Inc. In addition, we utilize intrusion detection systems to be alerted to unauthorized access, centralized and automated access control management to limit access to customer data, firewalls and other network device controls, cryptographic access authentication by employees, and audit and logging to monitor systems and conforming with policies.

CUSTOMER SERVICE

Consumers in all industries continue to demand simplified and personalized experiences. During fiscal year 2001, our Customer Service department responded to this demand by beginning customer driven solutions, carefully designed and implemented to achieve our goal of personalization, customer retention, loyalty and increased customer value. As an organization servicing multiple business units, each with unique customer goals and customer insight, we have learned that customer loyalty and long term relationships can combat price erosion.

In fiscal year 2001, we were able to effectively and efficiently leverage client relationships and deliver measurable improvements. We have improved the customer experience as measured by the SatMetrix survey for fiscal year 2001 as compared to fiscal year 2000. Improvements include:

•	a 5% increase in overall customer satisfaction

•	a 5% increase in customer loyalty

•	a 6% increase in customer service satisfaction

•	a 2% increase in transactional satisfaction (new accounts, fund and account transfer)

In February 2002, we launched our revamped web site designed to deliver a holistic financial services experience through the integration and personalization of financial products and services. The new E*TRADE Financial web site combines personalized messaging and guidance throughout the site, along with a series of interactive media components to deliver knowledge and information to customers. We will use technology in our continuing efforts to improve the customer experience. Among other efforts, we launched Service Now, our one-on-one live customer service offering. Power E*TRADE customers, our most active traders, can click on the Service Now icon on our web site and instantly connect to a customer service associate.

COMPETITION

Major Competitors

The market for electronic financial services over the Internet continues to rapidly evolve and is intensely competitive. We expect competition to continue to intensify in the future. As we continue to diversify our services beyond online domestic retail brokerage offerings to include banking, global cross-border trading, mutual fund offerings, market-making, mortgage lending and institutional investing, financial advice and insurance, the number of competitors in these varied market places will also increase. We face direct competition from full commission brokerage firms, discount brokerage firms, online brokerage firms, and both pure-play Internet banks as well as traditional “brick & mortar” commercial banks and savings banks providing touch-tone telephone, online banking services and/or electric pay/bill presentment services. In addition, we compete with mutual fund companies, which provide money market funds and cash management accounts. As we continue our global expansion, there will be regional competition from specialists with a pan-regional focus in Europe and Asia. See “Item 7. Risk factors—We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share.” and “Item 7. Risk factors—If our international efforts are not successful, our business growth will be harmed and our resources will not have been used efficiently.”

REGULATION

Our business is subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the SEC, the NASDR, the New York Stock Exchange, the FDIC, the Municipal Securities Rulemaking Board, and the OTS. In other areas of the world, these regulators include the Securities and Futures Association, the Securities and Futures Authority, the Bermuda Monetary Authority, and the Office of Superintendent of Financial Institutions in Canada, among many others. Additional legislation and regulations and changes in rules may directly affect our manner of operation and profitability.

E*TRADE Securities, Dempsey and certain of our other subsidiaries are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the NASDR and the securities exchanges of which each is a member. E*TRADE Advisory Services, E*TRADE Asset Management and E*TRADE Global Asset Management, Inc. (“E*TRADE Global Asset Management”) are registered as investment advisers with the SEC.

Similarly, E*TRADE Group and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the Banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel.

The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. For example, our U.S. broker-dealer entities are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), which is designed to regulate the general financial condition and liquidity of a broker-dealer. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of its registration by the SEC and suspension or expulsion by the NASDR. Such failures could ultimately lead to the firm’s liquidation.

Similarly, banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a bank’s operations and financial statements. For more information about capital requirement and other risks relating to the regulation of our business, see “Item 8. Consolidated Financial Statements and Supplementary Data” and all risks disclosed in “Item 7. Risk factors—Risks Relating to the Regulation of Our Business.”

ASSOCIATES

At December 31, 2001, we had 3,495 associates. (We refer to our employees as “associates” both within the Company and throughout this document.) None of our associates are subject to collective bargaining agreements or represented by a union. We consider our relations with our associates to be good. See “Item 7. Risk factors—An inability to retain and hire skilled personnel and senior management could seriously harm our ability to maintain and grow our business.”

Item 2.    Properties

Our principal locations, most of which are leased by us, are as follows:

Location	Business Segment Use	Approximate size (in square feet)
Menlo Park, California	Corporate Headquarters and Domestic Retail Brokerage	132,000

Rancho Cordova, California	Administration and Domestic Retail Brokerage and Banking	273,000

Chicago, Illinois	Domestic Retail Brokerage	200,000

Alpharetta, Georgia	Administration and Domestic Retail Brokerage and Banking	165,000

Arlington, Virginia	Banking	161,000

New York, New York	Global and Institutional	44,000

Our Domestic Retail Brokerage business leases a number of additional facilities in the United States. Our Global and Institutional business leases additional facilities in Canada, Southeast Asia and Europe. Our Banking business leases additional facilities in the United States. Our Wealth Management and Other business leases additional facilities in the United States. In addition, we lease facilities in New York City, Boston, Beverly Hills, Denver and San Francisco where our E*TRADE Financial Centers are located. These leases expire at various dates through 2013.

In fiscal 2001, we restructured many of our existing facilities and have consolidated some sites allowing for additional space to be available for sublease. These additional facilities are not included above. See Note 3 in the Notes to the Consolidated Financial Statements for a discussion of the restructuring.

We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3.    Legal and Administrative Proceedings

On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper. The action alleges, among other things, that our advertising regarding our commission rates and ability to execute transactions through our online brokerage service was false and deceptive. The action seeks injunctive relief, and unspecified compensatory damages, punitive damages, and attorney’s fees. On June 1, 1999, the Court entered an order denying plaintiffs’ motion for class certification. On January 25, 2000, the Court ordered plaintiff to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. In July 2001, Plaintiff filed an arbitration claim with the National Association of Securities Dealers, Inc., and in October 2001, we submitted our answer. At this time, we are unable to predict the ultimate outcome of these proceedings.

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. Subsequently, the Court scheduled the hearing of Plaintiff’s Motion for Class Certification for April 23, 2002, and set this case for trial on November 12, 2002. At this time, we are unable to predict the ultimate outcome of this proceeding.

On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The action alleges, among other things, that Plaintiff experienced problems accessing his account and placing orders and seeks injunctive relief and unspecified damages for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. After the Court of Appeal affirmed the Superior Court’s previous ruling denying our Motion to Compel Arbitration, we demurred to Plaintiff’s Amended Complaint. Thereafter, Plaintiff filed his First Amended Complaint on or about March 21, 2001, and we filed an Answer on April 3, 2001, denying Plaintiff’s claims. At this time, we are unable to predict the ultimate outcome of this proceeding.

In the ordinary course of our business, we engaged in certain stock loan transactions with MJK Clearing, Inc., referred to in this Form 10-K as MJK, involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. referred to in this Form 10-K as GENI and other securities from MJK to us. Subsequently, we relent the GENI and/or other securities received from MJK to three other broker dealers, Wedbush Morgan Securities, referred to in this Form 10-K as Wedbush, Nomura Securities, Inc., referred to in this Form 10-K as Nomura, and Fiserv Securities, Inc., referred to in this Form 10-K as Fiserv. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because they failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. We are confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters. Wedbush, Nomura, and Fiserv have commenced separate legal actions against us. On or about October 1, 2001, Wedbush filed an action in the Superior Court of the State of California, Los Angeles County, Case No. BC258931. On or about October 21, 2001, Nomura filed an action against us in the United States District Court for the Southern District of New York, Case No. 01-CV-9270 (AGS). In addition, on or about October 4, 2001, Fiserv filed an action against us in the United States District Court for the Eastern District of Pennsylvania, Case No. CTV-01-5045. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million dollars received by us in connection with the GENI and other stock loan transactions. We take the position that the plaintiffs must look to MJK as the debtor for repayment, and that we have defenses in each of these actions and will vigorously defend ourselves in all matters. To date, we have successfully defeated all actions for interim relief or have entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. Because the litigation is in its early stages, we are unable to predict the ultimate outcome or the amount of any potential losses.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Chairman of the Board and Chief Executive Officer, and each current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Before defendants were obligated to answer this complaint, Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry seeks damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. At this time, we are unable to predict the ultimate outcome of this proceeding.

We believe the foregoing claims against the Company are without merit and intend to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation.

From time to time, we and our subsidiaries have been threatened with or named as a defendant in other lawsuits, arbitrations and claims by customers and others. In addition, our subsidiaries are regulated by the SEC, NASDR, OTS, and various state regulators and are subject to periodic regulatory audits and examinations. Any such lawsuits, arbitrations, claims, audits, examinations, or related actions could result in monetary losses or disciplinary actions that could have a material adverse effect on our business, financial condition and operations.

We maintain insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal insurance coverage we maintain covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, certain criminal acts against the company, and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place, and world events, including the terrorists’ attacks of September 11, 2001 may impair our ability to obtain insurance in the future.

Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3. Legal and Administrative Proceedings in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2000, and under Part II, Item 1. Legal and Administrative Proceedings in our Transition Report on Form 10-QT for the quarter ended December 31, 2000, our Report on Form 10-Q for the quarter ended March 31, 2001, our report on Form 10-Q for the quarter ended June 30, 2001, and our Report on Form 10-Q for the quarter ended September 30, 2001.

Item 4.    Submission of Matters To a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareowner Matters

Price Range of Common Stock

From the date of our initial public offering through January 2001, our common stock was listed on the Nasdaq National Market System. In February 2001, we listed our shares on the New York Stock Exchange. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq National Market or the New York Stock Exchange, as applicable for the periods indicated.

	High	Low
Fiscal 2000:
First Quarter	$39.19	$22.19
Second Quarter	$32.63	$19.94
Third Quarter	$27.44	$13.94
Fourth Quarter	$19.75	$13.94

Transition Period:
Three Months Ended December 31, 2000	$16.50	$6.66

Fiscal 2001:
First Quarter	$15.38	$6.35
Second Quarter	$10.20	$5.32
Third Quarter	$6.82	$4.07
Fourth Quarter	$11.10	$5.59

The closing sale price of the Company’s common stock as reported on the New York Stock Exchange on March 25, 2002 was $9.27 per share. As of that date there were 2,507 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid cash dividends on its capital stock. TIR (Holdings) Limited (now, “E*TRADE Institutional”), which was acquired in August 1999, and accounted for as a pooling of interests, issued 3,000,000 eight percent (8%) cumulative redeemable preference shares, $1 par, in April 1996, and paid dividends totaling $222,000 in fiscal 1999. The Company currently intends to retain all of its earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon a number of factors, including future earnings, the success of the Company’s business activities, regulatory capital requirements, the general financial condition and future prospects of the Company, general business conditions and such other factors as the board of directors may deem relevant.

Recent Sales of Unregistered Securities

The following table summarizes transactions during the year in which various holders of our 6% convertible notes exchanges such securities for shares of our common stock pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933 (in thousands):

Month	Aggregate Principal Amount Exchanged	Common Shares Issued
June 2001	$30,000	2,740
July 2001	20,000	2,050
August 2001	30,000	3,185
September 2001	10,000	1,205
October 2001	74,800	7,669
November 2001	19,000	1,811
December 2001	5,950	518

	$189,750	19,178

On February 1, 2001, the Company authorized the issuance of 2,997,951 shares of unregistered common stock in connection with the acquisition of LoansDirect, Inc. (now E*TRADE Mortgage) as consideration for all the issued and outstanding capital stock of LoansDirect. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 20, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 2,997,951 shares. The registration statement was declared effective on June 15, 2001.

On February 22, 2001, the Company authorized the issuance of 191,250 shares of unregistered common stock in connection with its acquisition of Confluent, Inc. pursuant to the Agreement and Plan of Reorganization dated September 20, 1999. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. The shares were not registered for resale.

On March 12, 2001, the Company authorized the issuance of 1,416,586 shares of unregistered common stock in connection with the acquisition of E*TRADE Germany AG, as part of the consideration for all of the capital shares of E*TRADE Germany AG. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 16, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 1,416,586 shares. The registration statement was declared effective on June 15, 2001.

On March 12, 2001, the Company authorized the issuance of an aggregate of 618,057 shares of unregistered common stock in connection with the acquisition of PrivateAccounts, Inc. (renamed E*TRADE Advisory Services Inc. on January 2, 2001). The shares were deposited into escrow pursuant to the terms of the merger agreement as a portion of the consideration for the merger. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On March 20, 2001, the Bank of New York as escrow agent authorized the release from escrow of 478,500 of the shares of common stock. On June 22, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these 478,500 shares. In addition, the registration statement included the registration of 134,820 shares issued upon the exercise of certain warrants assumed in connection with the acquisition of E*TRADE Financial Corporation. No underwriters were involved, and there were no underwriting discounts or commissions. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that warrants were sold by the original issuer in a sale not involving a public offering. On July 23, 2001, the Company authorized the issuance of an additional 556,757 shares of unregistered common stock in connection with the acquisition of Private Accounts. In addition, 139,557 shares were released from escrow pursuant to the terms of the merger agreement. The shares were issued pursuant to the terms of the merger agreement as a portion of the consideration for the merger. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On December 6, 2001, the Company filed an amendment to its S-3 registration statement originally filed June 22, 2001 for the registration of 1,254,180 shares of common stock issued in the PrivateAccounts transactions described above, and 134,820 shares or common stock issued in connection with the exercise of E*TRADE Financial Corporation warrants, as described above. The registration statement was declared effective on January 7, 2002.

On March 14, 2001, the Company authorized the issuance of an aggregate of 78,928 shares of unregistered common stock in connection with the acquisition of E*TRADE Nordic AB, referred to in this Form 10-K as E*TRADE Nordic as consideration for the purchase pursuant to a forward agreement of shares of E*TRADE Nordic held by E*TRADE Nordic shareholders upon the exercise of E*TRADE Nordic stock options held by them. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On April 23, 2001, the Company filed an amended registration statement with the Securities and Exchange Commission for the resale of these 78,928 shares. The registration statement was declared effective on June 15, 2001.

In May 2001, the Company consummated the sale of its 6.75% convertible subordinated notes due 2008, referred to herein as the Notes, in the aggregate principal amount of $325 million. J.P. Morgan Securities Inc. was the initial purchaser. The Notes are convertible, in whole or in part, at any time prior to maturity, at the option of the holders, unless previously redeemed or repurchased, into shares of the Company’s common stock at a conversion price of $10.925 per share, a 25% premium to the closing price of the common stock on the date of pricing. The Notes are non-callable until May 2004 and thereafter are callable at par, plus accrued interest plus a premium. The Notes were issued under an Indenture, dated May 29, 2001, between the Company and The Bank of New York, as Trustee. The Notes were issued to a limited number of purchasers in a private placement exempt from registration under Rule 144A under the Securities Act. The net proceeds to the Company were approximately $314.5 million, which will be used for general corporate purposes, including capital expenditures and to meet working capital needs. The Notes were not to be offered or sold in the United States absent registration with the SEC or the availability of an applicable exemption from such registration requirements. On June 28, 2001, the Company filed a registration statement with the SEC for the resale by holders of the Notes and the common stock issuable upon conversion of the Notes. The registration statement was declared effective on September 24, 2001.

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

On July 15, 2001, the Company authorized the issuance of an aggregate of 1,407,499 shares of unregistered common stock in connection with the acquisition of E*TRADE Germany AG (renamed E*TRADE Bank AG on May 17, 2001). No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On December 4, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of these shares. The registration statement was declared effective on January 7, 2002.

On October 1, 2001, the Company authorized the issuance of an aggregate of 254,272 additional shares of unregistered common stock in connection with the acquisition of Electronic Investing Corporation. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On December 7, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of 68,818 of these shares. The registration statement was declared effective on February 5, 2002.

On October 1, 2001, the Company issued 28,929,498 shares of unregistered common stock in connection with the acquisition of Dempsey & Co. LLC (“Dempsey”), which together with cash in the amount of $20.0 million constituted the consideration for all of the issued and outstanding capital stock of Dempsey. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On December 7, 2001, the Company filed a registration statement with the Securities and Exchange Commission for the resale of 26,036,553 of these shares. The registration statement was declared effective on January 8, 2002.

Item 6.    Selected Consolidated Financial Data

	Year Ended December 31, 2001	Three Months Ended December 31, 2000(1)	For the Year Ended September 30,
			2000	1999	1998	1997
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Gross revenues	$2,062,115	$569,032	$1,973,183	$889,683	$482,244	$316,132
Net revenues	$1,275,364	$333,766	$1,368,318	$671,448	$361,005	$254,022
Facility restructuring and other nonrecurring charges(2)	$(202,765)	$—	$—	$—	$—	$—
Operating income (loss)	$(185,958)	$6,909	$(80,326)	$(149,193)	$(7,661)	$28,979
Gain (loss) on sale of investments	$(49,812)	$3,582	$211,149	$54,093	$—	$—
Income (loss) before cumulative effect of accounting change and extraordinary items(3)	$(270,801)	$1,436	$19,152	$(54,315)	$(402)	$18,311
Net income (loss)	$(241,532)	$1,353	$19,152	$(56,769)	$(402)	$18,311
Income (loss) per share before cumulative effect of accounting change and extraordinary items(3):
Basic	$(0.81)	$0.00	$0.06	$(0.20)	$0.00	$0.12
Diluted	$(0.81)	$0.00	$0.06	$(0.20)	$0.00	$0.11
Income (loss) per share:
Basic	$(0.73)	$0.00	$0.06	$(0.21)	$(0.01)	$0.12
Diluted	$(0.73)	$0.00	$0.06	$(0.21)	$(0.01)	$0.11
Shares used in computation of per share data:
Basic	332,370	311,413	301,926	272,832	195,051	147,168
Diluted	332,370	321,430	319,336	272,832	195,051	167,818

	December 31, 2001	At September 30,
		2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents	$836,201	$433,377	$267,073	$76,409	$144,752
Brokerage receivables—net	$2,139,153	$6,542,508	$2,982,076	$1,451,468	$877,004
Mortgage-backed securities	$3,556,619	$4,188,553	$1,426,053	$1,012,163	$319,203
Loans	$8,010,457	$4,172,754	$2,154,509	$904,854	$540,704
Total assets	$18,172,414	$17,317,437	$8,032,174	$4,448,140	$2,295,804
Convertible subordinated notes and capital lease liability	$778,459	$676,903	$—	$—	$—
Mandatorily redeemable preferred securities	$69,503	$30,647	$30,584	$38,385	$42,186
Shareowners’ equity	$1,570,914	$1,856,833	$1,451,795	$853,059	$354,550

(1)
On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three-month transition period ended December 31, 2000.

(2)	In fiscal year 2001, the Company announced a restructuring plan. See Note 3 to the Consolidated Financial Statements for a discussion of the restructuring.

(3)	In the year ended December 31, 2001, the Company recorded an extraordinary gain on the early extinguishment of the Company’s 6% convertible subordinated notes in share exchanges and repurchases.

offset by extraordinary losses on the early redemption of adjustable and fixed rate advances from the Federal Home Loan Bank of Atlanta (“FHLB”). In the three months ended December 31, 2000, a cumulative effect of a change in accounting principle resulted from the implementation by E*TRADE Group of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value, with the initial application reported as the cumulative effect of a change in accounting principle. In fiscal year 2000, the cumulative effect of change in accounting principle resulted from the implementation by E*TRADE Financial Corporation (“ETFC”) of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle. In fiscal year 1999, ETFC redeemed all of its outstanding debt. ETFC wrote off both the related premium and the remaining discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 8. Consolidated Financial Statements and Supplementary Data.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this document, other than statements of historical information, are forward looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could have”, “could be”, and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Group, Inc. from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward looking statements are set forth in our other filings with the Securities and Exchange Commission and in this document under the heading “Risk Factors”, beginning on page 70 and in this section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward looking statement that may be made from time to time by or on behalf of E*TRADE Financial.

Overview

E*TRADE Group, Inc. (“E*TRADE Group,” the “Company,” or “we”), a financial services holding company, is a provider of personalized online financial services offering value-added investing, banking, lending, planning and advice to our customers through services provided by our wholly-owned subsidiaries, including but not limited to, E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, E*TRADE Institutional, a provider of global securities brokerage and other related services to institutional clients, ETFC, a provider of financial services whose primary business is conducted by its subsidiary, E*TRADE Bank (the “Bank”), a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. Our business is discussed in greater detail in this Form 10-K in “Item 1. Business.”

On January 22, 2001, our fiscal year end was changed from September 30 to December 31. During the three months ended December 31, 2000 and the fiscal year ended December 31, 2001, we expanded and diversified our business through several strategic acquisitions. Through our acquisition in February 2001 of

LoansDirect, Inc., which merged into and was renamed E*TRADE Mortgage Corporation effective June 15, 2001 (“E*TRADE Mortgage”), we began offering mortgage loans. Through our acquisitions of Web Street, Inc. (“Web Street”) and Dempsey and Company, LLC (“Dempsey”), we expanded our Domestic Retail Brokerage business by offering market-making services and increasing our account base. In October 2000, we also enhanced our wealth management business through the acquisition of PrivateAccounts, renamed E*TRADE Advisory Services, a platform which aggregates the services of individual money managers and investment advisers and launched Stock Baskets, which enables our customers to set up dollar denominated, personalized portfolios via the Internet. All of our acquisitions from October 2000 through the end of 2001 have been accounted for under the purchase method and, accordingly, the operating results of these entities have been combined with those of the Company since the dates of acquisition.

Summary of Critical Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage and banking industries. One of the more significant impacts of these rules is that interest income and expense from our lending and banking activities, as well as gains and losses from sales of loans and bank investments, are included in net revenues, whereas corporate interest income and expense, as well as gains and losses on corporate investments, are reported as non-operating income or expense. In addition, our consolidated balance sheet is not separated into current and noncurrent assets and liabilities. Also, certain financial assets, such as mortgage-backed and investment securities are carried at fair market value in our consolidated balance sheet, while other assets, such as loans receivable, are carried at historic values.

Note 2 to the Consolidated Financial Statements contains a summary of the significant accounting policies that we use. Many of these accounting policies require the use of estimates. The preparation of these statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented and actual results could differ from our estimates. Critical accounting estimates, which are both important to the portrayal of our financial condition and which require complex, subjective judgments, are as follows:

•	Accrued restructuring costs;

•	Determination of the allowance for loan losses;

•	The classification and carrying value of investments;

•	Accounting for financial derivatives;

•	Recognition of deferred tax assets; and

•	The valuation of goodwill.

Accrued restructuring costs

On August 29, 2001, we announced a restructuring plan aimed at streamlining operations and enhancing profitability by consolidating facilities in the United States and Europe. The restructuring resulted in a pre-tax charge of $202.8 million in fiscal 2001, and is more fully described under the caption “Facility Restructuring and Other Nonrecurring Charges”. This charge included the write-off of assets totaling approximately $96.8 million, while the remainder represents cash obligations. As of December 31, 2001, our estimated future cash obligations were $89.5 million. This includes rental payments due for certain facilities no longer to be used by the Company totaling $170.4 million, offset by our best estimate of the future sublease income we expect to receive.

In calculating the charge related to our facilities consolidation, certain estimates were made including time to vacate facilities, sublease terms upon the negotiation of future leases, broker commissions, tenant improvements and operating costs. In developing our estimates, we obtained information from third party leasing agents to calculate anticipated third party sublease income. In calculating the undiscounted value of ongoing lease commitments for facilities expected to be vacated or unused, we considered ongoing facility needs and the time required to vacate facilities and execute on our restructuring plan. Market conditions will affect our ability to sublease facilities on terms consistent with our estimates. Our ability to vacate premises and sublease facilities ahead of schedule, or the negotiation of lease terms resulting in higher or lower sublease income than estimated, will affect our accrual and the related restructuring charge. Differences between estimates of related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. We recorded a reduction in our initial facility consolidation charge of $3.3 million in the fourth quarter of 2001 primarily because we were able to utilize a larger portion of our furniture and fixtures than originally estimated.

Determination of the allowance for loan losses

Through the Bank, we originate and purchase mortgage and consumer loans that we have the intent and ability to hold for the foreseeable future or until maturity or pay-off. We may not collect all contractual principal and interest on some of these loans that we have originated or purchased. To the extent these uncollectible loans are not adequately reserved for, we may incur additional charges to loan losses in the consolidated financial statements. The allowance for loan losses is maintained at a level management considers to be adequate to absorb loan losses inherent in the portfolio.

In determining the level of the allowance the company has established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate and consumer loans. Loans not specifically reviewed by management are evaluated using expected loss ratios. The expected loss ratios are determined based on historical charge-off experience, industry loss experience and current market and economic conditions. At December 31, 2001, our loan loss allowance was $19.9 million on total loans of $7,992 million.

The purpose of the allowance for loan losses is to provide for losses that are probable to have occurred as of the balance sheet date, and not to predict future losses in the loan portfolio. The determination of the allowance for loan losses is inherently subjective, as it requires management to make significant estimates, including the amounts and timing of losses and current market and economic conditions. These estimates are susceptible to change. Accordingly, a continued decline in the national economy or the economies in the areas in which the Bank’s loans are concentrated could result in an increase in loan delinquencies or foreclosures, resulting in the need for additional loan loss allowances in future periods. In addition, the regulatory agencies that supervise the Bank periodically reviews the Bank’s allowance for loan losses. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

In addition to our banking loans described above, we also extend credit to our brokerage customers in the form of margin loans. At December 31, 2001, margin accounts were approximately $1,537 million and we had provided an allowance for uncollectible amounts of $3.6 million, which was based on historical experience as well as a review of individual customer accounts.

The classification and carrying value of investments

We generally classify our investment in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The fair value of these securities are determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from our earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings.

We have investments in several publicly-traded and privately-held companies. Generally accepted accounting principles require that we evaluate our corporate holdings of these companies for declines in market value that may be other than temporary. Our policy is to recognize such declines when the market value of a company’s stock is less than our cost for a period of six-months, unless there are other indicators that such declines should be recognized sooner. During fiscal 2001, we recognized losses of $43.5 million from declines in market value which we determined to be other than temporary related to investments in publicly-traded companies, mutual funds in which we are the sponsor, and other joint venture investments. See Note 8 to the Consolidated Financial Statements for further information. As of December 31, 2001, certain of the publicly-traded equity securities which we held had unrecognized losses of $1.1 million, which we believed to be temporary and so this decline was not included in the computation of our earnings.

Our investments include direct and indirect investments in privately-held companies. We have made significant investments in venture capital funds, which invest in privately-held companies. In addition to the potential for financial returns, our venture activities increase our knowledge of emerging markets and technologies. Certain officers of our company manage two of the venture funds. Generally accepted accounting principles require venture capital funds to adjust their investments in publicly-traded and privately-held companies to current market value each period. Because we account for our investment in these funds on the equity method, our earnings are impacted each period by our allocated portion of these market value changes. The determination of market value for privately-held companies requires significant judgment on the part of the fund managers. The general practice in the venture capital industry, which is followed by the funds managed by our officers, is to only record an increase in fair value when it is demonstrated through a third-party transaction, such as sales of stock to an unrelated investor. Decreases in fair value are generally recognized upon a similar event, or sooner if general market conditions or company-specific events indicate there has been a decline in value. During fiscal 2001, we recorded losses of $34.7 million on our venture fund investments.

Accounting for financial derivatives

The Bank uses various financial derivatives in managing the risks inherent in its business. One of the most significant risks arises because the principal investments of the Bank are residential mortgages and other mortgage-backed securities, which often pay a fixed interest rate over a long time horizon, whereas the principal source of funds to make these investments are customer deposits and short-term borrowings whose interest rates are fixed for a much shorter period of time, if at all. In order to manage this differential, the Bank has purchased interest rate derivatives, including interest rate swaps, caps, and floors.

Under generally accepted accounting principles, all derivatives must be reflected in the balance sheet at their fair market value each period; this fair market value reflects the gain or loss implicit in the derivative. The income statement accounting for derivatives differs significantly depending on whether or not a derivative is designated as a “hedge.” In order to qualify as a hedge, management must designate a derivative as a hedge of a specific balance sheet item or future expected cash flow at the time it is purchased, as well as continue to demonstrate that the instrument functions as an effective hedge of that item. Management has designated substantially all of the derivatives it held as of December 31, 2001 as hedges. By doing so, the balance sheet items that are hedged are adjusted to market as well as the derivative itself, resulting in a net offset to the extent that the hedge is effective, gains and losses on cash flow hedges are recognized only as a component of other comprehensive income, and excluded from earning. More information concerning our derivatives is contained in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. At December 31, 2001, as a result of interest rate changes our balance sheet hedges were in an aggregate loss position of $253.3 million, and our cash flow hedges had an aggregate gain of $119.6 million.

Recognition of deferred tax assets

We have recognized for financial statement purposes the tax benefits connected with losses related to our domestic operations. This recognition assumes that we will be able to generate sufficient future taxable income so that the carryforwards of these losses will be realized. The factors that we consider in assessing the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax asset. At December 31, 2001, we had recorded net deferred tax assets of $165.5 million. Should we determine that we will not be able to realize all or part of this deferred tax asset in the future, a valuation reserve against the asset would be charged to income tax expense in that period.

We have also incurred losses in certain foreign countries and from certain capital transactions. We have not recorded the potential tax benefit of these losses, because we believe it is less certain that we will be able to generate income in these countries, or future domestic capital gains, sufficient to realize the carryforward benefits of these losses. At December 31, 2001, potential tax benefits of $69.4 million from these losses have been fully reserved.

Valuation of goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired resulting from acquisitions made by us. We have historically amortized goodwill using the straight-line method based on an estimated useful life of five to twenty years. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, we stopped the amortization of goodwill with an estimated net carrying value of approximately $417.6 million at December 31, 2001. Currently, we are evaluating goodwill under the SFAS No. 142’s transitional impairment test and expect to record an impairment charge of approximately $300.0 million to $350.0 million, primarily attributed to the goodwill from our international acquisitions. The evaluation is based on our forecast of operating results for each of the reporting units which have recorded goodwill, as well as estimates of the fair values of the tangible and intangible assets of these units. Transitional impairment loss will be recognized as the effect of a change in accounting principle in the first quarter of fiscal year 2002.

Significant Related Party Transactions

In connection with the renegotiation of our employment contract with our Chairman of the Board and Chief Executive Officer and as part of other contractual renegotiations undertaken by the Company, in August 2001 we cancelled a $15.0 million note receivable and agreed to reimburse $15.2 million dollars in related taxes in return for the elimination of certain benefits contained in our Chief Executive Officer’s employment agreement. This action had the effect of eliminating the Company’s contractual obligations to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement in the consolidated statement of operations.

Other related party transactions are described in Note 11 to our Consolidated Financial Statements.

Transition Period

As noted above, on January 22, 2001, our fiscal year end was changed from September 30 to December 31. Results for the three month transition period ended December 31, 2000 were filed in our transition report on Form 10-QT filed with the SEC on February 14, 2001. During the three month period ended December 31, 2000, we completed the following significant activities, which are described in further detail in our transition report on Form 10-QT:

•
We completed our acquisition of privately-held E*TRADE Advisory Services, a Minneapolis-based developer of online separately managed accounts. We issued 618,057 shares of common stock valued at approximately $8.7 million in exchange for all of the outstanding shares of E*TRADE Advisory Services in the three month period ended December 31, 2000. The acquisition of E*TRADE Advisory Services did not materially affect the results of operations during this period.

•
We acquired an additional 40% ownership interest in E*TRADE Germany in October 2000, increasing our investment to 100%, for approximately 24.0 million Euros (approximately $20.2 million as of December 31, 2000) comprised of cash and common shares. The acquisition of the remaining ownership percentage of E*TRADE Germany did not materially affect the results of operations during the transition period.

•	In November 2000, we sold our ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million). No gain or loss resulted from this transaction.

•
On October 16, 2000, Wit Soundview Group, Inc. (“Wit”) completed the acquisition of E*OFFERING Corp. (“E*OFFERING”), a full service, Internet-based investment bank in which we held a 23.6% equity interest. Under the terms of the agreement, we received common shares and warrants to purchase shares of Wit common stock, as well as the right to elect one representative to Wit’s Board of Directors. Concurrent with this agreement, we entered into certain other collateral arrangements whereby we acquired Wit’s retail brokerage business and received shares of Wit common stock and a warrant to purchase shares of Wit common stock as consideration of our entering into a strategic alliance agreement with Wit. This agreement was subsequently terminated in fiscal 2001. See Note 8 to the Consolidated Financial Statements.

•
On October 1, 2000, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In addition to the fair value adjustment for warrants recognized in conjunction with the Wit transaction of $6.3 million, we recognized non-operating losses of $1.7 million (pre-tax) reflecting the ineffective portions of changes in the fair value of cash flow and fair value hedges.

•	In December 2000, we instituted a $15 per quarter maintenance fee for low-balance, inactive accounts, which is reflected in other revenues.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended September 30, 2000, Compared to Year Ended September 30, 1999

Key Performance Indicators

The following tables set forth several key performance indicators used by management to measure our performance and in explaining the results of our operations for the comparative three years ended December 31, 2001, September 30, 2000 and September 30, 1999:

				Percentage Change
	December 31, 2001	September 30, 2000	September 30, 1999	2001 versus 2000	2000 versus 1999
Net new domestic brokerage accounts	285,646	1,401,312	1,006,755	(80)%	39%
Net new banking accounts	128,296	190,671	50,383	(33)%	278%
Net new global and institutional accounts	29,903	58,657	9,804	(49)%	498%

Total net new accounts	443,845	1,650,640	1,066,942	(73)%	55%

Cost per net new account	$281	$263	$245	7%	7%

Total domestic brokerage transactions(1)	27,125,028	42,315,785	17,257,878	(36)%	145%
Daily average domestic brokerage transactions	109,000	167,256	68,484	(35)%	144%
Average commission per domestic brokerage transaction	$13.16	$15.52	$18.35	(15)%	(15)%
Rebate income per domestic brokerage transaction	$1.85	$1.95	$2.27	(5)%	(14)%
Active domestic brokerage accounts	3,398,014	2,951,946	1,550,634	15%	90%
Active banking accounts	490,913	288,073	97,402	70%	196%
Active global and institutional accounts	113,927	75,416	16,759	51%	350%

Total active accounts at period end	4,002,854	3,315,435	1,664,795	21%	99%

Total customer households at period end	3,005,021	Not Available	Not Available	Not Available	Not Available

Average assets per household	$17,586	Not Available	Not Available	Not Available	Not Available

	(dollars in thousands)
Total assets in domestic brokerage accounts	$43,490,869	$59,901,277	$28,445,369	(27)%	111%
Total deposits in banking accounts	8,082,859	4,630,068	2,095,584	75%	121%
Total assets in global and institutional accounts	1,273,328	1,348,672	306,556	(6)%	340%

Total assets/deposits in customer accounts at period end	$52,847,056	$65,880,017	$30,847,509	(20)%	114%

(1)	In fiscal year 2001, four fewer trading days are included as a result of the market closure following the events of September 11, 2001.

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

•
A bank account is included as an active account if a customer has made an initial deposit and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed.

•
Net new accounts is equal to the number of accounts opened during the applicable period that qualify as active accounts less the number of accounts deactivated due to customer attrition or because the account no longer met the definition of an active account during the reported period.

•	A household is a collection of active accounts, as defined above, which have a matching address and last name.

The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Years Ended			Percentage Change
	December 31, 2001	September 30, 2000	September 30, 1999	2001 Versus 2000	2000 Versus 1999
Transaction Revenues:
Commissions	$354,478	$656,725	$316,656	(46)%	107%
Order flow	52,683	82,353	39,174	(36)%	110%

Total transaction revenues	407,161	739,078	355,830	(45)%	108%
Interest Income:
Brokerage-related	305,581	463,590	176,479	(34)%	163%
Banking-related	854,290	496,768	192,595	72%	158%

Total interest income	1,159,871	960,358	369,074	21%	160%
Global and institutional	152,822	166,061	124,233	(8)%	34%
Gains on sales of originated loans	95,478	—	—	100%	—%
Gains on sales on Bank loans held-for-sale and other securities, net	75,836	8,491	6,255	793%	36%
Other	170,947	99,195	34,291	72%	189%

Gross revenues	2,062,115	1,973,183	889,683	5%	122%
Interest Expense:
Brokerage-related	86,489	222,552	72,789	(61)%	206%
Banking-related	692,786	378,310	142,663	83%	165%

Total interest expense	779,275	600,862	215,452	30%	179%
Provision for loan losses	7,476	4,003	2,783	87%	44%

Net revenues	$1,275,364	$1,368,318	$671,448	(7)%	104%

Revenues

Net revenues decreased 7% from fiscal 2000 to fiscal 2001 and increased 104% from fiscal 1999 to fiscal 2000. The decrease in our net revenues in fiscal 2001 is mainly due to decreases in our brokerage-related activities, including a decrease in transaction revenues and interest income which have been affected by the market volatility, combined with a narrowing of interest spreads reflective of the interest rate environment in the comparative periods. The sharp decline in the value of publicly traded securities has impacted the total assets in our domestic brokerage accounts, which declined 27% from September 30, 2000 to December 31, 2001 and increased 111% from September 30, 1999 to September 30, 2000. The increase in net revenues in fiscal 2000 reflected the growth in our diversified revenue streams, which included integrating our Banking operations acquired January 2000, improvements in our cross-selling ability across business segments, and sustained growth in customer transaction volumes, net new active bank and brokerage customer accounts and total assets/deposits in customer accounts during a period of unprecedented growth in the Nasdaq composite index. The Nasdaq composite index reached a record high in March 2000, and then dramatically declined through the three months ended December 31, 2000, the transition period. The decline in the Nasdaq composite index continued at a slower rate through fiscal 2001, and fluctuated near Q1 fiscal year 1999 levels.

Transaction Revenues

Transaction revenues consist of commission revenues from Domestic Retail Brokerage transactions and payments for order flow. Transaction revenues decreased 45% from fiscal 2000 to fiscal 2001 and increased 108% from fiscal 1999 to fiscal 2000. The decrease in transaction revenue in fiscal 2001 is primarily due to the stock market downturn experienced since a record high achieved in March 2000. Also contributing to the decrease in transaction revenues is the impact of the market being closed for four trading days in September 2001 following the terrorist attacks on September 11, 2001.

Transaction revenue growth in fiscal 2000 reflected an increase in the level of online trading volumes in U.S. financial markets through the second quarter of fiscal 2000. Contributing to the growth in transaction revenues were (1) sustained growth in new customer accounts coupled with our Power E*TRADE program (which extends special incentives to participating, highly active customers who remained active), despite declining volumes in the market during the third and fourth quarters of fiscal 2000, and (2) the implementation of our Customer Relationship Management (“CRM”) technology, which has enabled us to identify and attract higher quality accounts.

Volatile market conditions in the latter half of fiscal 2000, followed by a general market decline through fiscal 2001 and coupled with our focus on revenue diversification beginning in fiscal 2000, have resulted in a reduction in transaction revenues as a percentage of net revenues. Transaction revenues as a percentage of net revenues have decreased to 32% in fiscal 2001 from 54% in fiscal 2000, which remained flat from 53% in fiscal 1999.

Commission revenues, which are earned as customers execute domestic securities transactions, decreased 46% from fiscal 2000 to fiscal 2001 and increased 107% from fiscal 1999 to fiscal 2000. Commission revenues are primarily affected by total domestic brokerage transactions, which decreased 36% from fiscal 2000 to fiscal 2001. This decrease reflects the sustained economic downturn experienced through fiscal 2001 as unfavorable economic news impacted investor trading. The increase in commission revenue in fiscal 2000 reflects the unprecedented growth in the market through the second quarter of fiscal 2000, which was somewhat offset by a decline in the latter part of that year. Active domestic brokerage accounts increased 15% from fiscal 2000 to fiscal 2001 compared to a 90% increase from fiscal 1999 to fiscal 2000. Daily average domestic brokerage transactions decreased 32% from fiscal 2000 to fiscal 2001 compared to an increase of 144% from fiscal 1999 to fiscal 2000. The average commission per domestic transaction decreased to $13.16 in fiscal 2001 from $15.52 in fiscal 2000, which decreased from $18.35 in fiscal 1999. The decline in average commission per domestic transaction is a result of promotional activities, changes in the mix of revenue generating transactions and the August 1999 implementation of the Power E*TRADE program, a component of which includes reduced commissions for active traders. Commission revenues as a percentage of net revenues are expected to decrease as we continue to diversify revenue streams and execute on cross-selling initiatives across business lines.

Revenue from order flow is comprised of rebate income from various market makers and market centers that process our transactions. We use many market makers including Dempsey, a market-making specialist firm which we acquired October 1, 2001, and other broker-dealers to execute our customers’ orders and, in recent years, have derived a significant portion of our transaction revenues from these broker-dealers. Rebate income from transactions processed through Dempsey subsequent to October 1, 2001 is eliminated in our consolidation. The practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. Payments for order flow decreased 36% from fiscal 2000 to fiscal 2001 and increased 110% from fiscal 1999 to fiscal 2000. This decrease primarily reflects the 36% decrease in domestic brokerage transactions processed from fiscal 2000 to fiscal 2001 and the 145% increase in domestic brokerage transactions processed from fiscal 1999 to fiscal 2000.

Further impacting revenues from order flow, in January 2001, the listed marketplace implemented the move from fractional-based trading to decimal-based trading, commonly referred to as decimalization. The Nasdaq initiated decimalization in March 2001. The implementation of decimalization, which resulted in reduced market-maker and market center spreads, has decreased the order flow payments they are willing to make. Further, with the acquisition of Dempsey in October 2001, revenue from order flow decreased in the fourth quarter to the extent we directed order flow to Dempsey. Other revenues have increased from the date of acquisition reflecting principal market-making revenues earned by Dempsey of $25.9 million, offsetting the decrease in order flow revenues. The decrease in order flow revenue associated with equity transactions has been partially offset by the receipt of option order flow beginning in October 2000. We cannot be certain that rebates per transaction will continue at the same levels in future periods. However, at this time, we are unable to quantify the future impact on net revenues. Further, there can be no assurance that we will be able to continue our present relationships and terms for such payments for order flow. Also, there can be no assurance that payments for order flow will continue to be permitted by the SEC, the National Association of Securities Dealers Regulation, Inc. (“NASDR”) or other regulatory agencies, courts or governmental units. Loss of any or all of these revenues could harm our business. See “Item 2. Risk Factors—Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could reduce our profitability.”

Interest Income and Expense

Interest income from brokerage-related activities is comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance their purchases of securities on margin, interest received from other broker-dealers through our brokerage subsidiaries’ stock borrow programs and fees on customer assets invested in money market accounts. Interest expense from brokerage-related activities is comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiaries’ stock loan programs. Interest income from banking-related activities reflects interest earned on assets, primarily loans receivable and mortgage-backed and investment securities. Interest expense from banking-related activities is comprised of interest-bearing banking liabilities that include customer deposits, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) and other borrowings.

Brokerage interest income decreased 34% from fiscal 2000 to fiscal 2001 and increased 163% from fiscal 1999 to fiscal 2000. The decrease in brokerage interest income in fiscal 2001 primarily reflects the overall decrease in average customer margin balances. Assets in domestic brokerage accounts totaled $43.5 billion in fiscal 2001, a decrease of 27% from $59.9 billion in fiscal 2000, which was an increase of 111% from $28.4 billion in fiscal 1999. The decrease in brokerage interest expense in fiscal 2001 is mainly due to the overall decrease in average stock loan balances. The increase in brokerage interest expense in fiscal 2000 is mainly due to an increase in the average stock loan balance and an increase in the average customer credit balance.

The following table sets forth the changes in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the years indicated (dollars in millions):

	December 31, 2001	September 30, 2000	September 30, 1999	2001 Versus 2000	2000 Versus 1999
Average customer margin balances	$2,053	$4,379	$1,853	(53)%	136%
Average customer money market fund balances	$8,525	$6,793	$3,207	25%	112%
Average stock borrow balances	$1,270	$730	$343	74%	113%
Average stock loan balances	$1,761	$3,597	$1,406	(51)%	156%
Average customer credit balances	$1,440	$1,397	$493	3%	183%

Banking interest income increased 72% from fiscal 2000 to fiscal 2001 and 158% from fiscal 1999 to fiscal 2000. Increases in banking interest income reflect an increase in the average interest-earning banking asset balances, fluctuations in average interest yields, increases in active banking accounts, fluctuations in net new banking accounts and increases in total deposits in banking accounts. Average interest-earning banking assets increased 92% from fiscal 2000 to fiscal 2001 and 134% from fiscal 1999 to fiscal 2000. The average yields on interest-earning banking assets decreased to 6.93% in fiscal 2001 from 7.73% in fiscal 2000, which increased from 7.01% in fiscal 1999. Active banking accounts increased 70% from fiscal 2000 to fiscal 2001 and 196% from fiscal 1999 to fiscal 2000. Net new banking accounts decreased 33% from fiscal 2000 to fiscal 2001 and increased 278% from fiscal 1999 to fiscal 2000. Total deposits in banking accounts increased 75% from fiscal 2000 to fiscal 2001 and 121% from fiscal 1999 to 2000. Banking interest expense increased 83% from fiscal 2000 to fiscal 2001 and 165% from fiscal 1999 to fiscal 2000. The increase in banking interest expense in fiscal 2001 reflects an increase in the average interest-bearing banking liabilities offset by a decrease in the average cost of the borrowings. The increase in banking interest expense in fiscal 2000 reflects an increase in the average interest-bearing banking liabilities coupled with an increase in the average cost of the borrowings. Average interest-bearing banking liabilities increased 93% from fiscal 2000 to fiscal 2001 and 140% from fiscal 1999 to fiscal 2000. The average cost decreased to 5.97% in fiscal 2001 from 6.29% in fiscal 2000, which increased from 5.69% in fiscal 1999.

The following table presents average balance data and income and expense data for our Banking operations and the related interest yields and rates for the fiscal year ended December 31, 2001, September 30, 2000 and September 30, 1999. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and the weighted average rate paid on interest-bearing banking liabilities.

	Year Ended December 31, 2001			Year Ended September 30, 2000			Year Ended September 30, 1999
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	(dollars in thousands)
Interest-earning banking assets:
Loans receivable, net	$6,701,905	$492,620	7.35%	$3,165,908	$252,982	7.99%	$1,288,221	$97,427	7.56%
Interest bearing deposits	145,077	4,263	2.94%	59,708	3,466	5.81%	27,624	1,307	4.73%
Mortgage-backed and related available for sale securities	4,164,081	272,086	6.53%	2,884,474	217,448	7.54%	1,184,003	77,493	6.55%
Available-for-sale investment securities	1,175,669	77,116	6.60%	228,007	16,125	7.15%	211,342	13,233	6.43%
Investment in FHLB	65,988	4,224	6.40%	62,511	4,847	7.75%	25,001	1,876	7.50%
Trading securities	84,759	3,981	4.70%	26,210	1,900	7.25%	15,001	1,104	7.36%

Total interest-earning banking assets	12,337,479	$854,290	6.93%	6,426,818	$496,768	7.73%	2,751,192	$192,440	7.01%

Non-interest-earning banking assets	529,233			206,554			107,025

Total banking assets	$12,866,712			$6,633,372			$2,858,217

Interest-bearing banking liabilities:
Retail deposits	7,166,789	$421,064	5.88%	$3,228,692	$197,748	6.12%	$1,390,957	$79,404	5.71%
Brokered callable certificates of deposit	29,236	1,810	6.19%	88,601	5,825	6.56%	67,071	4,449	6.63%
FHLB advances	1,223,724	78,439	6.32%	1,225,783	78,171	6.27%	473,849	25,809	5.37%
Other borrowings	3,180,272	191,473	5.94%	1,471,435	96,566	6.46%	549,090	30,184	5.42%
Subordinated debt, net	—	—	—	—	—	—	19,911	2,359	11.85%

Total interest-bearing banking liabilities	11,600,021	$692,786	5.97%	6,014,511	$378,310	6.29%	2,500,878	$142,205	5.69%

Non-interest-bearing banking liabilities	552,513			115,280			28,256

Total banking liabilities	12,152,534			6,129,791			2,529,134

Total banking securities	—			—			33,847
Total banking shareowners’ equity	714,178			503,581			295,236
Total banking liabilities and shareowner’s equity	$12,866,712			$6,633,372			$2,858,217

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$737,458	$161,504		$412,307	$118,458		$250,314	$50,235

Net interest spread			0.96%			1.44%			1.32%

Net interest margin (net yield on interest-earning banking assets)			1.31%			1.85%			1.83%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			106.36%			106.86%			110.01%

Return on average total banking assets			0.53%			(0.08)%			0.09%

Return on average net banking assets			9.46%			(1.10)%			0.79%

Equity to total banking assets			5.55%			7.59%			10.33%

•
Ratios calculated by excluding Employee Stock Ownership Plan, merger related and restructuring costs of $11.7 million (net of tax) and $20.4 million in the fiscal year ended December 31, 2001 and the fiscal year ended September 30, 2000.

The following table allocates the period-to-period changes in our various categories of banking-related interest and expense between changes due to (1) changes in asset/liability volume, calculated by multiplying the change in average asset/liability volume of the related interest-earning banking asset or interest-bearing banking liability category by the prior year’s interest rate, and (2) changes in interest rate, calculated by multiplying changes in interest rate by the prior year’s asset/liability volume. Changes due to changes in rate-volume, which is calculated as the change in interest rate multiplied by changes in volume, have been allocated proportionately between changes in asset/liability volume and changes in interest rate.

	Fiscal 2001 Versus Fiscal 2000			Fiscal 2000 Versus Fiscal 1999
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
	(in thousands)
Interest earning banking assets:
Loans receivable, net	$261,427	$(21,789)	$239,638	$142,007	$13,549	$155,556
Interest bearing deposits	3,137	(2,340)	797	1,518	641	2,159
Mortgage-backed and related available-for-sale securities	86,580	(31,942)	54,638	111,297	28,658	139,955
Available-for-sale investment securities	62,244	(1,253)	60,991	1,045	1,848	2,893
Investment in FHLB stock	258	(881)	(623)	2,814	157	2,971
Trading securities	2,954	(873)	2,081	825	(30)	795

Total interest-earning banking assets	416,600	(59,078)	357,522	259,506	44,823	304,329

Interest-bearing banking liabilities:
Retail deposits	222,382	934	222,316	106,509	11,836	118,345
Brokered callable certificates of deposit	(3,653)	(362)	(4,015)	1,428	(52)	1,376
FHLB advances	(131)	399	268	40,954	11,408	52,362
Other borrowings	103,498	(8,591)	94,907	50,703	15,679	66,382
Subordinated debt, net	—	—	—	(2,359)	—	(2,359)

Total interest-bearing banking liabilities	322,096	(7,620)	314,476	197,235	38,871	236,106

Change in net interest income	$94,504	$(51,458)	$43,046	$62,271	$5,952	$68,223

Global and Institutional

Global and institutional revenues decreased 8% from fiscal 2000 to fiscal 2001 and increased 34% from fiscal 1999 to fiscal 2000. Global and institutional revenues are comprised primarily of revenues from E*TRADE Institutional and VERSUS Technologies, Inc., now E*TRADE Technologies, Inc. (“E*TRADE Technologies”) operations, as well as retail brokerage-related transaction revenue from our international subsidiaries. The decrease in fiscal 2001 is primarily attributable to the decrease in net new global and institutional accounts as well as a slowdown in the institutional business due to global market conditions in the year ended December 31, 2001. The increase in fiscal 2000 is primarily due to strong market conditions in Asia and Europe and the emerging on-line brokerage market in Canada during fiscal year 2000. The acquisition of several of our international affiliates in fiscal 2000 also resulted in increasing global and institutional revenues in fiscal 2000 as compared to fiscal 1999. E*TRADE Institutional’s revenues are largely comprised of commissions from institutional transaction executions. For fiscal 2001, approximately 47.4% of E*TRADE Institutional’s transactions were from outside the U.S. and approximately 66.4% were from cross-border transactions.

Gains on sales of originated loans

Gains on the sales of originated loans of $95.5 million in fiscal year 2001 reflect the revenues contributed by E*TRADE Mortgage. Revenues generated from E*TRADE Mortgage have been combined with our revenues since February 1, 2001, the date of acquisition.

Gain on Bank loans held for sale and other securities, net

Gains on sales of Bank loans held for sale and other securities, consists primarily of gains on sales of bank loans and mortgage-backed securities of $32.2 million and $57.4 million in fiscal 2001; $3.6 million and $3.9 million in fiscal 2000; and $2.8 million and $3.7 million in fiscal 1999, respectively. The total increased 793% from fiscal 2000 to fiscal 2001 and 36% from fiscal 1999 to fiscal 2000. The increases in fiscal 2001 compared to fiscal year 2000 are due to a significant increase in sales of the Bank loans purchased from correspondents and sales of available-for-sale securities in connection with the asset portfolio restructuring. The Bank actively chose to reduce its investment in mortgage-backed securities and increase its investments in loans receivable, which carry a higher rate of return.

Other

Other revenue increased 72% from fiscal 2000 to fiscal 2001 and 189% from fiscal 1999 to fiscal 2000. The increase in other revenues in both years primarily reflects the ATM fees recorded by E*TRADE Access since its acquisition in May 2000 and the implementation of a quarterly maintenance fee for low-balance, inactive accounts in December 2000. For purposes of the quarterly maintenance fee, an inactive account is one in which there have been less than two commission generating transactions in the six months prior to quarter end. We expect to continue our policy of assessing maintenance fees for low-balance, inactive accounts. Also, contributing to the increase in other revenues in the fourth quarter of fiscal 2001 was the acquisition of Dempsey. Revenues from the market-making activities of Dempsey of $25.9 million have been included in other revenues since its acquisition on October 1, 2001. Also included in other revenues are Business Solutions Group revenue, mutual fund revenues, revenues from fees charged for advertising on our web site, investment banking revenue, and brokerage and banking-related fees for services.

Provision for loan losses

The provision for loan losses recorded reflects adjustments in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio. The provision for loan losses was $7.5 million for the fiscal year ended December 31, 2001, $4.0 million for the fiscal year ended September 30, 2000 and $2.8 million for the fiscal year ended September 30, 1999. The increase in the provision for loan losses primarily reflects the growth in and composition of our banking loan portfolio as well as the Bank’s decision to invest a greater portion of its assets in loans with higher yields and, therefore, increased credit risk, such as automobile loans. As of December 31, 2001, the total loan loss allowance was $19.9 million, or 0.31% of total loans held-for-investment or 96.1% of total non-performing loans of $20.7 million. As of September 30, 2000, the total loan loss allowance was $10.9 million, or 0.26% of total loans held-for-investment or 91% of total non-performing loans of $12.0 million.

Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the fiscal year ended December 31, 2001 and the fiscal years ended September 30, 2000 and 1999 (dollars in thousands):

	December 31, 2001	September 30, 2000	September 30, 1999	2001 Versus 2000	2000 Versus 1999
Cost of services	$595,590	$515,571	$302,342	16%	71%

Cost of services as a percentage of net revenues	47%	38%	45%
Operating expenses:
Selling and marketing	253,422	521,532	325,449	(51)%	60%
Technology development	88,717	142,914	79,935	(38)%	79%
General and administrative	236,353	209,436	102,826	13%	104%
Amortization of goodwill and other intangibles	43,091	22,764	2,915	89%	681%
Acquisition-related expenses	11,174	36,427	7,174	(69)%	408%
Facility restructuring and other nonrecurring charges	202,765	—	—	100%	—
Executive loan settlement	30,210	—	—	100%

Total operating expenses	$865,732	$933,073	$518,299	(7)%	80%

Cost of Services

Cost of services increased 16% from fiscal 2000 to fiscal 2001 and 71% from fiscal 1999 to fiscal 2000. Cost of services includes expenses related to our brokerage clearing operations, mortgage origination activities, banking operations, customer service activities, web site content costs and systems maintenance. The increases in cost of services in fiscal 2001 reflect a full year of additional expenses for the acquisition of E*TRADE Access and a partial year for the acquisitions of E*TRADE Mortgage, Web Street, and Dempsey, as well as the impact of amortizing internally developed software as a significant number of large projects were completed in November 2000. The increase in cost of services in fiscal 2000 reflects the overall increase in customer transactions processed by our brokerage and banking subsidiaries, a related increase in customer service inquiries, and operations and maintenance costs associated with our technology centers in Rancho Cordova, California and Alpharetta, Georgia. Also impacting cost of services is increased activity in our Banking segment where active customer accounts increased 70% from September 30, 2000 to December 31, 2001 and in our Global and Institutional business segments, where active customer accounts have increased 51% from September 30, 2000 to December 31, 2001. Growth in our banking and international subsidiaries combined with investment in our wealth management business resulted in an increase in cost of services in fiscal 2001 as compared to fiscal 2000 and in fiscal 2000 as compared to fiscal 1999. These additions to costs have been partially offset by reduced clearing and other transaction-related expenses as volumes have decreased year over year, and by the operating improvements described below. The initial impact of our facility restructuring, effective August 29, 2001, has also been reflected in the results of fiscal 2001, reducing our ongoing lease costs relating to vacated facilities.

Cost of services has not decreased at the same level as transaction revenues because of the need to maintain an acceptable level of customer service across an account base that continues to grow and the need to service a wider range of product offerings. Looking forward, we plan to continue to identify and implement cost savings strategies in this area, including a greater integration of our bank and brokerage customer service and the implementation of a tiered customer service strategy across the organization which will include improved interactive voice response call servicing and a tier-focused automated call routing system.

Selling and Marketing

Selling and marketing expenses decreased 51% from fiscal 2000 to fiscal 2001 and increased 60% from fiscal 1999 to fiscal 2000. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. Selling and marketing expenditures also include selling efforts in support of our Global and Institutional business segment. In fiscal 2000, we continued the momentum behind our significantly expanded marketing efforts through national television advertising and new strategic marketing alliances, as well as our first Super Bowl sponsorship. Decreases in selling and marketing expenditures from fiscal 2000 to fiscal 2001 are primarily due to reductions in customer acquisition spending, including advertising, online and direct mailing and promotional activities. We believe marketing dollars are being spent more efficiently since we cross-sell banking services to our brokerage customers in accordance with applicable regulatory requirements. In addition, our strategic relationships are scaleable and structured to allow us to rapidly take advantage of market upswings and minimize risk in market downturns.

Our cost per net new account totaled $281 in fiscal 2001, an increase of 7% from $263 in fiscal 2000, which was an increase of 7% from $245 in fiscal 1999. These increases are indicative of the increasing difficulty in acquiring new accounts given changing market conditions. We believe that our reduction in selling and marketing expenditures over the past year should not significantly impact our competitive position because substantial investment in marketing efforts has already been made to build a strong brand identity and because we are focusing marketing and sales resources on cross-selling our services to our existing customer base, which is a less expensive way to generate and maintain business.

Technology Development

Technology development decreased 38% from fiscal 2000 to fiscal 2001 and increased 79% from fiscal 1999 to fiscal 2000. Costs of internally developed software are included in technology development until the specific project qualifies for capitalization treatment. Once the project is completed, these capitalized costs are amortized to cost of services. Through fiscal 2001, we continued to invest in the development of technology to enhance our existing product offerings, including enhancements to our web site and brokerage systems, and development of CRM capabilities. The decrease in technology development in fiscal 2001 reflects our focused investment on core projects, such as product offerings supporting our active trader customer base completed in fiscal 2001. Also, during the third quarter of fiscal 2001, management reviewed our current technology development activities in conjunction with our restructuring plans and business initiatives. As a result, work on less critical projects ceased during the last half of fiscal 2001 and the use of outside contractors was reduced. The increase in technology development in fiscal 2000 over fiscal 1999 is due to enhancement of our existing product offerings, including maintenance of our web site and expensing of our CRM technology development costs during the preliminary project stage. With management’s continuing focus on cost efficiencies in fiscal 2001, no significant increases in technology development spending are planned in fiscal 2002. Management believes that the level of current technology development spending is appropriate to support pending initiatives and to operate competitively.

General and Administrative

General and administrative expenses increased 13% from fiscal 2000 to fiscal 2001 and 104% from fiscal 1999 to fiscal 2000. The increase in general and administrative expenses in fiscal 2001 is primarily due to the growth of our Banking segment, which includes the operations of E*TRADE Access and E*TRADE Mortgage. Also, we implemented our Supplemental Executive Retirement Plan (“SERP”) on January 1, 2001, which increased general and administrative expenses by $24.5 million in fiscal 2001. We expect to continue to fund the SERP in future years. The increase in general and administrative expenses was partially offset by a reduction in spending on corporate overhead expense and an increased focus on spending controls. In addition, the initial impact of our facility restructuring and other nonrecurring charges, effective August 29, 2001, has been reflected in fiscal 2001. The significant increase in fiscal 2000 is a result of personnel additions and the development of administrative functions resulting from our overall growth and increased business activities. Looking forward, we expect that general and administrative expenses will remain relatively flat with fiscal 2001, with some increases related to our operations of Dempsey, offset by possible reductions from integration of our past business acquisitions, and our ongoing efforts to re-engineer and reorganize our business to realize operating efficiencies from these acquisitions.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $43.1 million in fiscal 2001, $22.8 million in fiscal 2000 and $2.9 million in fiscal 1999. The significant increase in the amortization of goodwill and other intangibles is primarily related to the purchase acquisitions of E*TRADE Access in May 2000, E*TRADE Germany in October 2000, E*TRADE Mortgage in February 2001, Web Street in June 2001, and several of our international affiliates. At December 31, 2001, unamortized goodwill and workforce intangibles are $561.4 million and unamortized other intangibles are $123 million, comprised primarily of intangibles related to Web Street and Dempsey accounts upon acquisition. Other intangibles are amortized over 5 to 30 years. With the release of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill attributed to purchase acquisitions completed after June 30, 2001 is no longer amortized. As a result, the goodwill recorded upon the purchase of Dempsey is not being amortized. Upon our adoption of SFAS No. 142 on January 1, 2002, we discontinued the amortization of goodwill subject to the new pronouncement. See “Recent Accounting Pronouncements.”

Acquisition-Related Expenses

Acquisition-related expenses were $11.2 million in fiscal 2001, $36.4 million in fiscal 2000 and $7.2 million in fiscal 1999. In fiscal 2001, acquisition-related expenses include approximately $5.8 million related to losses incurred by Web Street during the transition of Web Street’s accounts to our systems. The transition of Web Street’s accounts was completed in the fourth quarter of 2001, at which time all of Web Street’s domestic stand-alone operations ceased. Also included in acquisition-related expenses during fiscal 2001 was approximately $4.9 million paid under a management continuity agreement in connection with the acquisition of Dempsey in October 2001. Acquisition-related expenses in fiscal 2000 primarily relate to transaction costs associated with the acquisitions of ETFC and E*TRADE Technologies. In fiscal 1999, acquisition-related expenses were incurred primarily in connection with the acquisitions of E*TRADE Institutional, ClearStation and ETFC.

Facility Restructuring and Other Nonrecurring Charges

On August 29, 2001, we announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million ($148.0 million after tax) in fiscal 2001.

Over the past three years, we have completed more than 16 acquisitions of companies with facilities in major metropolitan centers in the United States and Europe. The restructuring was designed to consolidate some of these facilities to bring together key decision-makers and streamline operations. As discussed in our summary of critical policies and estimates portion of management’s discussion and analysis, we have recorded a pre-tax restructuring charge of $131.8 million related to our facilities consolidation at September 30, 2001 (adjusted by $3.3 million at December 31, 2001), representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge does not include relocation costs that will be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of our committed lease terms of 7 to 11 years.

As a result of our worldwide consolidation activities, certain software developed for specific locations and certain other fixed assets will no longer be used. In addition, management reviewed our current technology development activities and decided to focus on projects generating the highest return in the short term. As such, work on less critical projects has ceased. In total, we recorded a pre-tax charge of $52.5 million related to the write-off of capitalized software and hardware related to certain technology projects and other fixed assets. In calculating the charge related to our asset write-off, we calculated the amount of write-offs as the net book value of assets less the amount of estimated proceeds upon disposition for certain saleable assets. The increase to our initial asset write-off charge of $49.4 million to $52.5 million reflects the identification of additional excess equipment.

The restructuring accrual also included other pre-tax charges of $15.8 million for committed expenses, termination of consulting agreements and cancellation penalties on various services, that will no longer be required in the facilities the Company is vacating. We recorded an increase to our initial restructuring charge included in Other of $5.9 million for severance payments made to associates identified in the fourth quarter of fiscal 2001 as a part of our consolidation and integration efforts. As required by generally accepted accounting principles, severance is recorded in the period in which associates are identified and communication is made to these individuals (See Note 3 to Consolidated Financial Statements).

Executive Loan Settlement

In connection with the renegotiation of our employment contract with our Chairman of the Board and Chief Executive Officer and as part of other contractual renegotiations undertaken by the Company, in August 2001 we cancelled a $15.0 million note receivable and agreed to reimburse $15.2 million dollars in related taxes in return for the elimination of certain benefits contained in our Chief Executive Officer’s employment agreement. This action had the effect of eliminating the Company’s contractual obligations to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement in the consolidated statement of operations.

Other related party transactions are described in Note 11 to our Consolidated Financial Statements.

Corporate Interest Income

Corporate interest income was $22.2 million in fiscal 2001, $17.2 million in fiscal 2000 and $20.7 million in fiscal 1999. Corporate interest income primarily relates to interest income earned on corporate investment balances, restricted cash balances, and related party notes. The increase in corporate interest income was primarily due to an increase in our corporate investment activity during fiscal 2001, reflecting the initial use of proceeds from the issuance of $325 million ($315.3 million, net of issuance costs) of 6.75% convertible subordinated notes in May 2001 and interest income earned on related party notes, which were entered into during the period from March 2000 through June 2001.

Corporate Interest Expense

Corporate interest expense was $52.9 million in fiscal 2001, $29.5 million in fiscal 2000 and $100,000 in fiscal 1999. The increase in corporate interest expense in fiscal 2001 primarily reflects the interest expense resulting from the issuance of $325 million of 6.75% convertible subordinated notes during the second quarter of fiscal 2001 and interest paid on our $650 million 6% convertible notes issued during the second quarter of fiscal 2000. Beginning with the end of the second quarter in fiscal 2001 and extending through the fourth quarter, we retired 6% subordinated notes totaling $214.8 million in share and cash exchanges. The reduction in our outstanding debt balance is expected to reduce corporate interest expense by $12.9 million annually. The increase in corporate interest expense in fiscal 2000 primarily reflects the interest expense resulting from the issuance of $650 million in convertible subordinated notes during the second quarter of fiscal 2000.

Gain (Loss) on Sale of Investments

Gains (losses) on investments were $(49.8) million in fiscal 2001, $211.1 million in fiscal 2000 and $54.1 in fiscal 1999. In fiscal 2001, loss on sale of investments was primarily comprised of a $(43.5) million impairment write down on publicly-traded equity securities, proprietary mutual funds, and equity method and other investments. In fiscal 2000, we liquidated portions of our investment portfolio, recognizing realized gains as a result of these sales. Included in realized gains on sale of investments in fiscal 2000 is $77.5 million on the sale of a portion of our equity holdings in E*TRADE Japan K.K. following its initial public offering and realized gains of $132.3 million on the sale of other publicly-traded equities. E*TRADE Japan K.K. is accounted for on the equity method.

Equity in Losses of Investments

Equity losses on investments were $6.2 million in fiscal 2001, $11.5 million in fiscal 2000 and $8.8 million fiscal 1999, which resulted from our minority ownership in investments that are accounted for under the equity method. Losses in fiscal 2001 reflected our investment in Wit, accounted for under the equity method until it was disposed of on August 20, 2001, and our equity investment in eAdvisor, partially offset by income recorded from our equity investments in E*TRADE Japan K.K. and AG Arbor, Inc. In fiscal 2000, losses resulted from our minority ownership in investments that are accounted for under the equity method, primarily E*OFFERING.

Unrealized Loss on Venture Funds

Unrealized losses on venture fund were $34.7 million in fiscal 2001, $700,000 in fiscal 2000 and none in fiscal 1999. In fiscal 2001, we recorded unrealized losses on our participation in the Softbank Capital Partners, L.P. Fund, E*TRADE eCommerce Fund I (“Fund I”) and Arrow Path Fund II (formerly E*TRADE eCommerce Fund II). These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments. Fund I was formed in the first quarter of fiscal 2000 and the Arrow Path Fund II was formed in the third quarter of fiscal 2000. In October, 2001, we amended our agreement in Fund I, whereby we increased our capital commitment by $7.5 million and modified the order in which Fund I distributions are to occur. The change provides for cash contributing partners to receive priority in distribution until they reach a 15% annual rate of return on their initial investment. The securities contributing partners would then receive a 15% annual rate of return; additional distributions, if any, would be allocated proportionately to all limited partners. Most of our contribution to Fund I was made in the form of private securities and, with respect to this contribution, will be entitled to distributions behind the cash- contributing partners of Fund I, which include certain of our executive officers and directors. Due to this change in allocation method, we recorded an additional equity loss of $11.1 million.

Fair Value Adjustments of Financial Derivatives

In fiscal 2001, we recorded a loss of $3.1 million for the fair value adjustments of financial derivatives. In fiscal 2001, the amount represents a $3.7 million loss on the valuation of warrants, partially offset by a $600,000 gain representing the ineffective portions of fair value and cash flow hedges recorded by the Bank. We owned warrants to purchase shares of common stock of Wit through August 20, 2001. The adjustment to the fair value of these warrants is reflected in the fair value adjustments of financial derivatives. We returned these warrants to Wit on August 20, 2001.

Other

Other non-operating income (expense) was $200,000 in fiscal 2001, $(1.8) million in fiscal 2000 and $(100,000) in fiscal 1999, which is primarily comprised of foreign exchange gains (losses), recorded as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the expense for federal and state income taxes at an effective tax rate of (12.9)% for fiscal 2001, 81.8% for fiscal 2000 and (37.5)% for fiscal 1999. The rate for fiscal 2001 reflects a decrease in the tax benefit for non-deductible expenses such as certain compensation and the amortization of goodwill, differences between our statutory and foreign effective tax rates and losses in certain foreign jurisdictions for which no benefit was recognized. The rate for fiscal 2000 reflects an increase in non-deductible acquisition-related expenses combined with the amortization of goodwill and differences between our statutory and foreign effective tax rate. These increases are primarily due to business acquisitions during fiscal 2000. The rate for fiscal 1999 reflects the impact of non-deductible acquisition-related expenses and amortization of goodwill arising from acquisitions.

Minority Interest in Subsidiaries

Minority interest in subsidiaries was $480,000 in fiscal 2001, $(181,000) in fiscal 2000 and $2.2 million in fiscal 1999. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries is the net income or loss attributed to a minority interest in one of our international affiliates in fiscal year 2001 and two of our international affiliates in fiscal year 2000.

Cumulative Effect of Change in Accounting Change

The cumulative effect of change in accounting principle of $(469,000) in fiscal 1999 resulted from the implementation by ETFC of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle.

Extraordinary Gain (Loss) on Early Extinguishment of Debt

Extraordinary gain (loss) on early extinguishment of debt was $29.3 million in fiscal 2001, none in fiscal 2000 and $(2.0) million in 1999. In fiscal 2001, extraordinary gain on early extinguishment of debt of $29.3 million (net of tax expense of $19.5 million) included a $36.0 million gain (net of tax expense of $24.0 million) from retirement of $214.8 million of our 6% convertible subordinated notes in exchange for approximately 19.2 million shares of our common stock and $15.3 million paid in cash, offset by a $6.7 million loss (net of tax benefit of $4.5 million) recorded as a result of the early redemption of $827.0 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of our Banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions. In fiscal 1999, ETFC redeemed all of its outstanding debt. ETFC wrote off both the related premium and the remaining discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

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

Because of the foregoing factors, in addition to other factors that impact our operating results and financial position, investors should not consider past financial performance or management’s expectations to be a reliable indicator of future performance, and should not use historical trends to anticipate results or trends in future periods. In that regard, results of operations and financial condition could be adversely affected by a number of factors in addition to those discussed above, including overall economic conditions. Furthermore, our stock price is subject to volatility. Any of the factors discussed above could have an adverse effect on our stock price. In addition, our stock price could be adversely affected if our revenues or earnings in any quarter fail to meet the investment community’s expectations, or if there are broader, negative market trends. We do not undertake an obligation to update our forward-looking statements or Risk factors to reflect future events or circumstances. See “Item 7. Risk factors—Risks related to owning our stock.”

Liquidity and Capital Resources

Liquidity represents our ability to raise capital to fund operations, support asset growth, and meet obligations, including deposit withdrawals, maturing liabilities and other payment obligations, to maintain reserve requirements and to otherwise meet our ongoing obligations. We have historically met our liquidity needs primarily through investing and financing activities, consisting principally of equity and debt offerings, increases in core deposit accounts, other borrowings, and sales of loans or securities. We believe that we will be able to renew or replace our funding sources at prevailing market rates, which may be higher or lower than current rates, as well as to supplement these funding sources with cash flow from operations.

Equity Offerings and Retirements

In fiscal 1999, E*TRADE Technologies raised aggregate net proceeds of $30.7 million and ETFC raised aggregate net proceeds of $395.9 million in their initial public offerings prior to being acquired by us. These proceeds have been reflected in our consolidated financial statements.

In fiscal 2001, we repurchased and retired approximately 37.5 million shares of common stock for an aggregate purchase price of approximately $238.9 million. Of the 37.5 million shares repurchased, 30.5 million shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001 authorizing us to repurchase up to 50.0 million shares of common stock. The remaining 7 million shares were repurchased in an earlier transaction approved by our Board of Directors. Pursuant to the stock buyback program approved by the Board, we remain authorized to repurchase up to 19.5 million additional shares of common stock. Of the 37.5 million shares of our common stock repurchased and retired, approximately 27.0 million shares were purchased in two private transactions with SOFTBANK Corporation, a significant shareowner of E*TRADE Group, for approximately $183.6 million. Of this total, 20.0 million shares were purchased at a price of $7.28 per share, which represented a discount from the market price on the day of sale.

Debt Offerings and Retirements

In the quarter ended March 31, 2000, we completed a private offering of an aggregate principal amount of $650 million of convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into a total of 27.5 million shares of our common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semi-annually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. We used $145.0 million of the $631.3 million in net proceeds to pay the outstanding balance on a $150 million line of credit, which was subsequently dissolved in February 2000. In fiscal 2001, we retired $214.8 million of these notes in exchange for 19.2 million shares of our common stock and $15.3 million in cash. See Note 15 to the Consolidated Financial Statements.

On May 29, 2001, the Company completed a private offering of $325 million aggregate principal amount of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The net proceeds from this debt offering were used to repurchase $238.9 million of common shares, to fund merger and acquisition activity during fiscal 2001, and for general corporate purposes, including capital expenditures and to meet working capital needs. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes.

Technology Center Financing

On July 30, 1999, the Company entered into a lease agreement for its 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, the Company had posted cash collateral, which was $71.9 million at December 31, 2001. The cash is invested in U.S. dollar certificates of deposit with an agent for the lessor, and these funds are not available for other operating cash requirements. The cash is classified in Other Assets within the consolidated financial statements. The lease payments vary based on LIBOR plus 30 basis points. The Company has the right to acquire the related property during the five-year lease period at its lease purchase cost of $71.9 million. On March 27, 2002, the Company exercised its purchase option, and intends to use the cash collateral to fund the purchase.

Other Sources of Liquidity

We have financing facilities totaling $275 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities. There were no borrowings outstanding under these lines on December 31, 2001. We also have a short-term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which there are no borrowings as of December 31, 2001. We also have three term loans collateralized by equipment owned by us and one installment purchase contract, for which $15.0 million was outstanding as of December 31, 2001. We have also financed the purchase of fixed assets under capital leases totaling $18.2 million. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

In our Banking operation, we seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts, transactional accounts, and accounts that maintain a relatively high balance provide a relatively stable source of funding. At December 31, 2001, our average retail banking deposit account balance was approximately $19,000 and our banking customers maintained an average of 1.71 accounts. Savings and transactional deposits increased from $533.5 million at September 30, 2000 to $2.9 billion at December 31, 2001, an increase of 435.5%. Retail certificates of deposit increased from $4.1 billion at September 30, 2000 to $5.2 billion at December 31, 2001, an increase of 27.6%. Callable certificates of deposit decreased from $91.7 million at September 30, 2000 to none at December 31, 2001.

We also rely on borrowed funds in our banking operations, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity. Total banking-related borrowings increased 18% from $3.5 billion at September 30, 2000 to $4.2 billion at December 31, 2001. At December 31, 2001, ETFC had approximately $2.5 billion in additional borrowing capacity.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands).

	Due in Fiscal Year Ending December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
General obligations:
Convertible subordinated notes(1)	$48,053	$48,053	$48,053	$48,053	$48,053	$806,214	$1,046,479
Mandatorily redeemable preferred securities(1)	5,615	5,615	5,615	5,615	5,615	200,950	229,025
Operating lease payments	31,445	29,321	23,665	21,272	20,810	95,415	221,928
Technology center lease purchase exercise(2)	71,900	—	—	—	—	—	71,900
Venture capital funding commitments(3)	20,780	20,000	9,750	—	—	—	50,530
Facilities offered for sublease less estimated future sublease income(4)	23,981	12,399	9,161	7,631	7,067	22,126	82,365
Capital lease payments	16,106	3,031	513	114	—	—	19,764
Acquisition-related employment agreements	3,600	4,800	—	—	—	—	8,400

Total general obligations(5)	221,480	123,219	96,757	82,685	81,545	1,124,705	1,730,391

Banking obligations:
Certificates of deposit(6)	4,030,719	544,345	322,589	215,595	93,063	19,500	5,225,811
Borrowings by bank subsidiary	3,635,440	335,000	—	50,000	100,000	50,000	4,170,440
Commitments to sell securities(7)	1,555,000	—	—	—	—	—	1,555,000
Purchases of loans	1,577,863	—	—	—	—	—	1,577,863
Purchases of mortgage-backed securities	90,752	—	—	—	—	—	90,752

Total banking obligations	10,889,774	879,345	322,589	265,595	193,063	69,500	12,619,866

Total contractual obligations	$11,111,254	$1,002,564	$419,346	$348,280	$274,608	$1,194,205	$14,350,257

(1)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(2)	To secure the lease, we have posted cash collateral of $71.9 million. On March 27, 2002, we exercised our purchase option, and intend to use the cash collateral to fund the purchase.
(3)	Estimated based on investment plans of the Funds.
(4)	Included in the facilities restructuring accrual.
(5)	Excludes commitments to fund certain development activities as further disclosed in Other Commitments below.
(6)	Does not include demand deposit, money market or passbook savings accounts, as there are no maturities and/or scheduled contractual payments.
(7)
Fair value of commitments included as a component of the fair value of derivatives, recorded in other liabilities. See Note 24 to Consolidated Financial Statements for detail regarding the use of securities forward as a hedging activity.

Other Commitments

In June 1998, we entered into a joint venture agreement with SOFTBANK Corporation, a related party, to form E*TRADE Japan K.K. to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8.0 million in exchange for a 42% ownership position in this joint venture. E*TRADE Japan K.K. issued shares to the public in an initial public offering in September 2000.

Following E*TRADE Japan K.K.’s initial public offering, we sold a portion of our investment recognizing a pre-tax gain of $77.5 million, reducing our ownership percentage from 42% to 32% in fiscal 2000. In fiscal 2001, E*TRADE Japan K.K. completed two additional acquisitions that resulted in a decrease of our ownership percentage to 30%. As part of our commitment to the joint venture, we are required to provide a continuing level of systems support to E*TRADE Japan K.K.; the cost of such support was $3.8 million in fiscal 2001, $629,000 in the three months ended December 31, 2000, $1.2 million in fiscal 2000 and $1.9 million in fiscal 1999. The Company does not expect development commitments under this arrangement to be material in future periods.

We currently anticipate that our available cash resources and credit will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Item 7. Risk Factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.”

If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could harm our business. See “Item 7. Risk Factors—If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers.”

Cash used in operating activities was $254.7 million for the year ended December 31, 2001. Cash used in operating activities resulted primarily from net loss for the year of $241.5 million, adjusted for non-cash items totaling $139.3 million (including depreciation and amortization expenses of $179.1 million, the non-cash components of our restructuring charge of $96.8 million, and realized gains on securities of $166.8 million), an excess of purchases of banking-related assets over the net sale/maturity of banking-related assets of $434.4 million, offset by a decrease in brokerage-related assets in excess of liabilities of $325.4 million. Cash used in operating activities, net of effects from acquisitions was $138.7 million for the year ended September 30, 2000. Cash used in operating activities resulted primarily from net income for the year of $19.2 million, adjusted for non-cash items totalling $(42.6) million (including depreciation of $97.6 million and realized gains on securities of $219.3 million), an increase in brokerage-related assets in excess of liabilities of $413.3 million, an increase in other assets of $61.3 million, offset by a decrease in banking related assets from sales and maturities in excess of new purchases of $163.1 million and an increase in accounts payable, accrued and other liabilities of $199.2 million. Cash provided by operating activities, net of effects from acquisitions, was $23.8 million for the year ended September 30, 1999. Cash provided by operating activities resulted primarily from net loss of $56.8 million, adjusted for non-cash items totalling $(44.5) million (including depreciation of $34.3 million and realized gains on securities of $54.7 million), an increase in brokerage-related liabilities in excess of assets of $66.1 million, an increase in banking-related liabilities in excess of assets of $162.7 million, and an increase in accounts payable, accrued and other liabilities of $86.9 million, offset by an increase in other assets of $44.4 million and a net loss of $56.8 million.

Cash used in investing activities was $1,255.2 million, $5,037.0 million and $1,833.1 million for the year ended December 31, 2001 and the fiscal years ended September 30, 2000 and 1999, respectively. For the year ended December 31, 2001, cash used in investing activities resulted primarily from an increase in loans receivable of $2,185.7 million and purchases of property and equipment of $129.7 million, partially offset by an excess of the net sale/maturity of investments over the purchases of investments of $1,183.5 million. For the fiscal years ended September 30, 2000 and 1999, cash used in investing activities resulted primarily from an increase in loans receivable, purchases of property and equipment and an excess of the purchases of investments over the net sale/maturity of investments.

Cash provided by financing activities was $1,889.2 million, $5,342.0 million and $2,000.0 million for the year ended December 31, 2001 and the fiscal years ended September 30, 2000 and 1999, respectively. For the year ended December 31, 2001, cash provided by financing activities primarily resulted from an increase in banking deposits of $2,332.7 million, proceeds from convertible subordinated notes of $315.3 million and a net increase in securities sold under agreements to repurchase of $368.6 million, offset by a net reduction on advances from the FHLB of $830.7 million. For the year ended September 30, 2000 and 1999, cash provided by financing activities primarily resulted from an increase in banking deposits, net advances from the FHLB and a net increase in securities sold under agreements to repurchase, offset by payments on advances from the FHLB and, in fiscal 2000, proceeds from convertible subordinated notes.

Regulatory Capital Requirements

The SEC, NASDR, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of December 31, 2001 were fully met.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets and of Tangible Capital to tangible assets. To be categorized as well capitalized the Bank must maintain a minimum Total Capital to risk-weighted assets ratio of 10.0%, Tier I Capital to risk-weighted assets ratio of 6.0% and Core Capital to adjusted tangible assets ratio of 5.0%. As of December 31, 2001, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations (See Note 21 to Consolidated Financial Statements).

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The acquisition of Dempsey occurred subsequent to June 30, 2001, and has been accounted for in accordance with SFAS Nos. 141 and 142; accordingly, the goodwill recognized of $143.8 million was not amortized during the year ended December 31, 2001. For all other acquisitions previously accounted for under the purchase method of accounting, the Company will adopt SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, we will stop the amortization of goodwill with an estimated net carrying value of approximately $417.6 million at December 31, 2001 (excludes Dempsey goodwill of $143.8 million) and annual amortization expense of $27.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. We are currently evaluating goodwill under the SFAS No. 142 transitional impairment test and expect to record an impairment charge of approximately $300.0 million to $350.0 million primarily attributed to the goodwill from our international acquisitions. Transitional impairment losses will be recognized as the effect of a change in accounting principle in the first quarter of fiscal year 2002.

In October 2001, the FASB issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. We are currently evaluating the impact of SFAS No. 144 to our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share

The market for financial services over the Internet is new, rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from retail and institutional brokerage firms, banks, thrifts and other financial institutions, mortgage companies, specialists, market makers, insurance companies, electronic communication networks (“ECNs”), mutual fund companies, credit card companies, Internet portals, equity compensation product providers and other organizations, including, among others:

•	American Express Company

•	AOL Time Warner Inc.

•	Ameritrade, Inc. (including its subsidiary, National Discount Brokers Corporation)

•	Bank of America Corporation

•	bankone.com (a division of Bank One Corp.)

•	Charles Schwab & Co., Inc. (including Schwab Capital Markets)

•	CNBC MoneyCentral

•	Citigroup Inc.

•	Countrywide Home Loans, Inc.

•	Datek Online Financial Services LLC (a subsidiary of Datek Online Holdings Corporation)

•	Deutsche Bank

•	E-Loan, Inc.

•	Fidelity Investments

•	FleetBoston Financial Corporation

•	GMAC Mortgage Corporation d/b/a ditech.com

•	Harrisdirect (formerly CSFBdirect)

•	Hoenig Group Inc.

•	Instinet Group, Inc. (a unit of Reuters Group)

•	Island ECN

•	Intuit Inc.

•	J.P. Morgan Chase & Co.

•	Knight Securities (a division of Knight Trading Group, Inc.)

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (including Herzog, Heine, Gould)

•	Morgan Stanley Dean Witter & Co.

•	NetBank, Inc.

•	PaineWebber Group, Inc. (owned by UBS AG)

•	Salomon Smith Barney, Inc. (owned by Citigroup)

•	Spear Leeds & Kellog (a division of Goldman Sachs Group, Inc.)

•	TD Waterhouse Group, Inc.

•	Transcentive, Inc.

•	Wells Fargo & Company

•	Yahoo! Inc.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of investment banking, advisory and other financial services and products than we do, and thus may be able to respond more quickly to new or changing opportunities, technologies and customer preferences and requirements. Many of our competitors also have greater name recognition and larger customer bases that could be leveraged, thereby gaining market share from us. These competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking a price war in the online financial services industry. Moreover, some of our competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. It is possible that new competitors, alliances or consolidation (as described below) among existing competitors may significantly reduce our market share or our ability to compete effectively.

Commercial banks and other financial institutions have become more competitive with our brokerage operations by offering their customers certain corporate and individual financial services traditionally provided by securities firms and more competitive with our banking operations by offering products electronically. The current trend toward consolidation in the commercial banking industry could further increase competition in all aspects of our business. While we cannot predict the type and extent of competitive services that commercial banks and other financial institutions ultimately may offer, we may be harmed by such competition. To the extent our competitors are able to attract and retain customers, our business or ability to grow could be harmed.

There can be no assurance that we will be able to compete effectively with current or future competitors or that this competition will not significantly harm our business.

If we do not act or are unable to take advantage of consolidation opportunities in the online financial services industry, we could be at a competitive disadvantage, or lose our independence

Over the past several years, there has been significant consolidation in the online financial services industry and the consolidation is likely to continue and even accelerate in the future. Should we fail to take advantage of viable consolidation opportunities we could be placed at a disadvantage relative to our competitors who have taken appropriate advantage of these opportunities.

The security of our computers could be breached or confidential customer information transmitted over public networks could be breached or misused, which could deter customers from using our services and significantly damage our reputation

Because we rely heavily on electronic communications and secure transaction processing in every aspect of our businesses, we must protect our computer systems and network from break-ins, security breaches, both physical (e.g., at our ATMs and retail locations) and electronic (e.g., through “hacking”), and other disruptions caused by unauthorized access. We must also provide for the secure transmission of confidential information over public networks and prevent unauthorized use of confidential customer information. The open nature of the Internet makes protecting against these threats more difficult. Unauthorized access to our computers could jeopardize the security of information stored in and transmitted through our computer systems and network, which could harm our ability to retain or attract customers, damage our reputation and subject us to litigation and financial losses. We have been in the past, and could be in the future, subject to denial of service, vandalism and other attacks on our systems. We rely on encryption and authentication technology, including cryptography technology licensed from a third party provider, to provide secure transmission of confidential information over public networks. Advances in computer and decryption capabilities or other developments could compromise the methods we use to protect customer transaction data, which could harm our ability to retain or attract customers. In addition, we must guard against damage, fraud, embezzlement and unauthorized trading or publication of private information by persons with authorized access to our computer systems, including individuals employed by us. The security and encryption technology and the operational procedures we implement to prevent break-ins, damage and failures may be unable to prevent future disruptions of our operations. Our insurance coverage may be insufficient to cover losses that may result from these events.

As a significant portion of our revenues come from online investing services, downturns or disruptions in the securities markets have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance and changes in volume and price levels of securities and futures transactions. The terrorist attacks in the United States on September 11, 2001, for example, resulted in the closing of U.S. financial markets for an unprecedented four days. Future disruption could cause further decreased activity and may result in the continuation of market volatility and decreased investor activity referred to below. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future. Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE customers who receive more favorable pricing based on their transaction volume. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. The possibility exists that U.S. securities markets will continue to be volatile and that prices and transaction volumes will continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we would.

Downturns in the securities markets increase the risk that parties to margin lending or stock loan transactions with us will fail to honor their commitments and that the value of the collateral we hold in connection with those transactions will not be adequate, increasing our risk of losses from our margin lending or stock loan activities

We sometimes allow customers to purchase securities on margin, and we are therefore subject to risks inherent in extending credit. This risk is especially great when the market is rapidly declining and the value of the collateral we hold could fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under specific regulatory guidelines, any time we borrow or lend securities, we must correspondingly disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we run the risk of loss if there are sharp changes in market values of many securities and counterparties to the borrowing and lending transactions fail to honor their commitments. The significant downturn in equity markets since its record high in March 2000 has led to a greater risk that parties to stock lending transactions may fail to meet their commitments. Any such losses could harm our financial position and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

An inability to retain and hire skilled personnel and senior management could seriously harm our ability to maintain and grow our business

If the number of accounts and transaction volume increases significantly over current volume, there could be a shortage of qualified and, in some cases, licensed personnel that we may then be seeking to hire which could cause a backlog in the handling of banking transactions, the processing of brokerage orders or the promotion and processing of insurance products that need review or could slow the growth in our customer accounts, and that could harm our business, financial condition and operating results. Competition for such personnel is intense when transactions in our various products are high, and there can be no assurance that we will be able to retain or hire technical persons or licensed representatives in the future.

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

If our ability to correctly process customer transactions is slowed or interrupted, we could be subject to customer litigation and our reputation could be harmed

We process customer transactions mostly through the Internet, online service providers, touch-tone telephones, our ATM network, and our computer systems, and we depend heavily on the integrity of the communications and computer systems supporting these transactions, including our internal software programs and computer systems. A degradation or interruption in the operation of these systems, including any such degradation or interruption that is part of a widespread, concerted terrorist attack or computer virus could cause substantial customer losses and subject us to significant customer litigation and could materially harm our reputation. Our systems or any other systems in the transaction process could slow down significantly or fail for a variety of reasons including:

•	undetected errors or “holes” in software programs or computer systems,

•	our inability to effectively resolve any errors in our internal software programs or computer systems once they are detected, or

•	heavy stress placed on systems in the transaction process during certain peak trading times.

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

If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer

The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates (and the yield curve) could reduce the value of the Bank’s financial assets and thereby reduce net interest income. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions. Currently, the Bank’s net interest income would be harmed by material fluctuations in interest rates.

The Bank attempts to mitigate this interest rate risk by using derivative contracts that are designed to offset, in whole or in part, the variability in value or cash flow of various assets or liabilities caused by changes in interest rates. There can be no assurances that these derivative contracts move either directionally or proportionately as intended. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we adopted on October 1, 2000, requires that the hedge ineffectiveness, or the difference between the changes in value of the hedged item versus the change in value of the hedging instruments, be recognized in earnings as of the reporting date. Our financial results may prove to be more volatile due to this reporting requirement. See Note 24 to the Consolidated Financial Statements.

The Bank’s diversification of its asset portfolio to include higher-yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

As the Bank diversifies its asset portfolio through purchases of new higher-yielding asset classes, such as auto loans and recreational vehicle loans, we will have to manage assets that carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a simultaneous increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

We rely on a number of third parties to process our transactions or provide information, products or services to our customers and their inability to meet our needs and those of our customers could impair our ability to acquire new customers and otherwise grow our business

We rely on a number of third parties to process our transactions or provide information, products or services to our customers, including online and Internet service providers, back office processing organizations, market makers and other service providers. If any of these third parties are unable to sufficiently meet our needs or those of our customers for any reason (including technology failures, capacity failures or their own bankruptcies), our business could be harmed.

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

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market-maker business

The listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001, and the Nasdaq initiated decimalization in March 2001. As a result, spreads that specialists and market makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey and, in turn, harm our operating results. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also harming revenues generated by Dempsey and, in turn, our operating results.

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers, also potentially harming Dempsey’s, and in turn, our revenues. We cannot assure that these developments will not cause a decrease in the transaction volumes of Dempsey’s specialist operations.

In addition, ECNs have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, Dempsey may experience a reduction in its flow of limit orders. It is possible that ECNs will continue to capture a greater amount of limit order flow.

If our Business Solutions Group products fail, we could be subject to litigation and our reputation may be harmed

Among others, our Business Solutions Group provides products and services to assist companies to work effectively with their own legal, accounting and tax advisors to comply with the laws, regulations, and rules pertaining to equity compensation. By their nature, these products and services are highly technical and intricate, dealing with issues which could result in significant accounting and tax reporting inaccuracies for our customers. If our efforts to protect ourselves from product design limitations and/or potential human error, or our efforts to limit our potential exposure, prove inadequate, these inaccuracies could subject us to customer litigation and damage our reputation.

If our international efforts are not successful, our business growth will be harmed and our resources will not have been used efficiently

One component of our strategy is a planned increase in efforts to attract more international customers. To date, we have limited experience in providing brokerage services internationally, and the Bank has had only limited experience providing banking services to customers outside the United States. There can be no assurance that we and/or our international licensees will be able to market our branded services and products successfully in international markets.

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

Any of the foregoing could harm our international operations. In addition, because some of these international markets are served through license arrangements with others, we rely upon these third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction, including their failure to follow proper practices with respect to their own corporate governance, could harm our operations and/or our reputation. Additionally, certain of our international licensees have the right to grant sublicenses. Generally, we have less control over sublicensees than we do over licensees. As a result, the risk to our operations and reputation is higher.

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business

In recent years, we have acquired E*TRADE Access, eInvesting, E*TRADE Advisory Services, E*TRADE Technologies, E*TRADE Mortgage, Web Street, several of our international affiliates and Dempsey. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

•	difficulties in the assimilation and integration of acquired operations and products,

•	diversion of management’s attention from other business concerns,

•	existence of undetected problems or potential liabilities that could have a significant, negative impact on the business or operations of the acquired company,

•	failure to achieve anticipated cost savings,

•	failure to retain existing customers of the acquired companies,

•	amortization of acquired intangible assets, with the effect of reducing our reported earnings, and

•	potential loss of key associates of acquired companies.

No assurance can be given as to our ability to integrate successfully any operations, technology, personnel, services or new businesses or products that might be acquired in the future. Failure to successfully assimilate acquired organizations could harm our business. In addition, there can be no assurance that we will realize a positive return on any of these investments or that any of our future acquisitions will not be dilutive to earnings.

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

As a result of our sale in May 2001 of $325 million in 6.75% convertible subordinated notes, offset in part by the retirement of $214.8 million of our 6% convertible subordinated notes in June through December 2001, we have incurred $110.2 million of additional convertible indebtedness. Combined with a decrease in a shareowner’s equity from March 31, 2001 reflecting the facility restructuring and nonrecurring charge and the effects of the share buyback program of $238.9 million, our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) increased from approximately 37% as of September 30, 2000 to approximately 51% as of December 31, 2001. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult to make payments on our debt,

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes,

•	limit our flexibility in planning for or reacting to changes in our business, and

•	make us more vulnerable in the event of a downturn in our business.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights, be liable for significant damages, or incur significant costs and expenses regardless of the merits of the claims against us

Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and a number of other countries, and have other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” or our other trademarks could harm our business. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

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

Our efforts to expand recognition of the E*TRADE brand to areas of the financial services industry other than online trading may not be effective

As we diversify the scope of the products and services we offer, the brand “E*TRADE” or “E*TRADE Financial” may not be as effective for us in the future, which could harm our revenues. In addition, our efforts to further our brand as a diversified financial services institution are largely dependent on our use of effective marketing and advertising efforts. If these efforts are not successful, we will not have used resources effectively.

Provisions in our certificate of incorporation and bylaws, our stockholder rights plan, stock incentive plans, contracts and management retention agreements and Delaware law could prevent or delay an acquisition of us that a shareowner may consider to be favorable

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareowner may consider favorable. Such provisions include:

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

Attempts to acquire control of us may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of us that do not offer an adequate price to all shareowners or are otherwise not in the best interests of us and our shareowners. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments, stock option acceleration, and loan forgiveness with associated tax gross-ups), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

If changes in government regulation, including banking and securities rules and regulations, favor our competition or restrict our business practices, our ability to attract and retain customers and our profitability may suffer

The securities and banking industries in the United States are subject to extensive regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, which include:

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

Similarly, E*TRADE Group and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates, and conduct and qualifications of personnel.

In addition, our Business Solutions Group manages equity compensation arrangements that are highly regulated and governed by strict accounting rules. Changes to the regulations governing such arrangements could reduce their widespread use or eliminate such arrangements altogether.

Because of our international presence, we are also subject to the regulatory controls of each specific country in which we conduct business.

Because we operate in an industry subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules. For example, in November 1999, the Gramm-Leach-Bliley Act was enacted into law. This act reduces the legal barriers between banking, securities and insurance companies, and will make it easier for financial holding companies to compete directly with our securities business, as well as for our competitors in the securities business to diversify their revenues and attract additional customers through entry into the banking and insurance businesses. Over time, the Gramm-Leach-Bliley Act will have a material impact on the competitive landscape that we face. Similarly, in February 2001, the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2520 governing margin requirements for “pattern day traders” which became effective September 28, 2001. Among other requirements, these amendments will require “pattern day traders” to have deposited in their accounts a minimum equity of $25,000 on any day in which the customer day trades. The amendments to NASD Rule 2520 could affect the behavior of certain of our most active customers and negatively impact our revenues. In addition, the recent enactment of the USA PATRIOT Act of 2001 and associated actions by various regulatory and industry organization and money laundering regulations issued by the U.S. Treasury Department will impose significant new “suspicious activity” reporting and other requirements on banks and securities broker-dealers.

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

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, the NASDR or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system (including proper supervisory procedures and books and records requirements), as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could harm our business.

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

The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of December 31, 2001 (in thousands):

	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities	$34,208	$240,141	$205,933
E*TRADE Institutional Securities, Inc.	$250	$6,407	$6,157
E*TRADE Marquette Securities, Inc.	$250	$532	$282
E*TRADE Global Asset Management, Inc.	$282	$8,999	$8,717
E*TRADE Canada Securities Corporation	$100	$283	$183
Web Street Securities and subsidiary	$250	$796	$546
Dempsey	$802	$8,787	$7,985
GVR, LLC	$1,000	$4,100	$3,100

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Core Capital to adjusted tangible assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum total risk-based, Tier 1 risk-based, and Core Capital ratios as set forth in the following table.

The table below summarizes the capital adequacy requirements for the Bank as of December 31, 2001 (dollars in thousands):

	Actual		Well Capitalized Requirements
	Amount	Ratio	Amount		Ratio
Total Capital to risk-weighted assets	$836,866	11.52%	>$	726,233	>10.0%
Tier 1 Capital to risk-weighted assets	$819,367	11.28%	>$	435,740	> 6.0%
Core Capital to adjusted tangible assets	$819,367	6.07%	>$	674,588	> 5.0%

Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could affect our profitability

Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. In addition, the listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001 and the Nasdaq initiated decimalization in March 2001. With the advent of decimalization, certain market makers have reduced payments for order flow, others have announced plans to reduce payments for order flow, and others are taking a “wait and see” approach. It is possible that some market makers and market centers could begin charging companies that direct order flow to them. As a majority of our order flow revenues is derived from Nasdaq listed securities, we were negatively affected by decimalization during the quarter ended September 30, 2001. The impact of decimalization on future revenues cannot be accurately predicted at this time, and a continued, general decrease in these revenues is expected. Further, there can be no assurance that we will be able to continue our present relationships and terms for payments for order flow. Loss of any or all of these revenues could harm our business.

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

Due to the increasing popularity of the Internet, laws and regulations may be passed dealing with issues such as user privacy, pricing, content and quality of products and services, and those regulations could adversely affect the growth of the online financial services industry

As required by the Gramm-Leach-Bliley Act, the SEC and OTS have recently adopted regulations on financial privacy which took effect in July 2001 that will require E*TRADE Securities and the Bank to notify consumers about the circumstances in which they may share consumers’ personal information with unaffiliated third parties and to give consumers the right to prohibit such information sharing in specified circumstances. Although E*TRADE Securities and the Bank already provide such opt-out rights in our privacy policies, the regulations required us to modify the text and the form of presentation of our privacy policies and will require us to incur additional expense to ensure ongoing compliance with the regulations. The enactment or adoption of additional federal and state laws and regulations aimed at protecting consumers’ privacy may impose additional compliance costs on us and may further restrict our ability to share customer information with our affiliates and business partners.

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

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and us, including the ability to issue cease-and-desist orders, force divestiture of the Bank, and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

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

In addition to regulation of us and ETFC as savings and loan holding companies, federal savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures, and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries, and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect both us and the Bank following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

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

We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that the 40% limit was to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and U.S. government securities. If we sell investment securities, we may sell them sooner than we intended. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

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

RISKS RELATING TO OWNING OUR STOCK

Our historical quarterly results have fluctuated and do not reliably indicate future operating results

We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

•	fluctuations in the fair market value of our equity investments in other companies, including through existing or future private investment funds managed by us,

•	fluctuations in interest rates, which will impact our investment and loan portfolios and the volume of our loan originations,

•	changes in trading volume in securities markets,

•	the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships,

•	changes in key personnel,

•	seasonal trends,

•	purchases and sales of securities and other assets as part of the Bank’s portfolio restructuring efforts,

•	customer acquisition costs, which may be affected by competitive conditions in the marketplace,

•	the timing of introductions or enhancements to online financial services and products by us or our competitors,

•	market acceptance of online financial services and products,

•	domestic and international regulation of the brokerage, banking and Internet industries,

•	accounting for derivative instruments and hedging activities,

•	changes in domestic or international tax rates,

•	changes in pricing policies by us or our competitors,

•	fluctuation in foreign exchange rates, and

•	changes in the level of operating expenses to support projected growth.

We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

We have incurred losses in the past and we cannot assure you that we will be profitable

We have a long history of incurring operating losses in each fiscal year and we may incur operating losses in the future. We reported net income (losses) of $(241.5) million in fiscal 2001, $1.4 million in the three months ended December 31, 2000, $19.2 million in fiscal 2000 and $(56.8) million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquired them

From January 1, 2001 through December 31, 2001, the price per share of our common stock has ranged from a high of $15.38 to a low of $4.07. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

•	quarterly variations in operating results,

•	volatility in the stock market,

•	volatility in the general economy,

•	large block transactions in our common stock by institutional investors,

•	changes in investor sentiment,

•	changes in interest rates,

•	announcements of acquisitions, technological innovations or new software, services or products by us or our competitors, and

•	changes in financial estimates and recommendations by securities analysts.

In addition, there have been large fluctuations in the prices and trading volumes of securities of many technology, Internet and financial services companies. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may decrease the market price of our common stock. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key associates, reduce our access to capital and otherwise harm aspects of our business.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, we have evaluated such risks for our Domestic Retail Brokerage, Banking, Global and Institutional, and Wealth Management and Other segments separately. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors.”

Domestic Retail Brokerage, Global and Institutional, and Wealth Management and Other

Our Domestic Retail Brokerage, Global and Institutional, and Wealth Management and Other operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we utilize derivative financial instruments, none of which are held for speculative or trading purposes.

Interest Rate Sensitivity

During the year ended December 31, 2001, we had a $50.0 million variable rate bank line of credit and three variable rate term loans. As of December 31, 2001, we had no borrowings outstanding under this line of credit and $15.0 million outstanding under these term loans. The line of credit, the term loans and the monthly interest payments are all subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at December 31, 2001, the interest payments would increase by an immaterial amount.

Foreign Currency Exchange Risk

A portion of our operations consists of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound, the Canadian dollar and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar, and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds, and as such, benefit from a weaker dollar, and are harmed by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated sales and operating margins as expressed in U.S. dollars.

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

Banking Operations

Our banking operations acquire and manage interest-bearing assets and liabilities in the normal course of business. Interest-bearing instruments include investment securities, loans, deposits, borrowings and derivative financial instruments. As interest-bearing, these instruments are subject to changes in market value as interest rates change. Market risk is the potential for adverse decline in market values. The market values of bank instruments have a direct or indirect impact on Bank earnings, equity and various regulatory constraints.

Interest Rate Risk

The acquisition, maintenance, and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process these instruments are subject to market risk, which is the potential for adverse declines in market values. There are numerous factors that may influence the speed and direction of changes in market value including, but not limited to, liquidity, the absolute level of interest rates, the shape of the yield curve, and the implied volatility of future interest rate movements. The net market values of bank instruments may direct or indirectly impact the Bank’s current or future earnings and is also subject to certain regulatory constraints.

Our Board of Directors delegates responsibility for the day-to-day management of market risk to the Bank’s Asset Liability Management Committee. The Asset Liability Management Committee is responsible for measuring, managing and reporting the Bank’s aggregate market risk within the policy guidelines and limits established by the Board of Directors. The Bank maintains a Risk Management Group which is independent of the Bank’s portfolio management functions to assist the Asset Liability Management Committee in its responsibilities of measuring and managing market risk.

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At December 31, 2001, approximately 86% of the market value of the Bank’s total assets were comprised of residential mortgages and mortgaged-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit, and wholesale collateralized borrowings The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Gap Analysis and Scenario Analysis sections below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2001. The market value of the trading portfolio at December 31, 2001 was $70.9 million. There were no holdings in the trading account as of September 30, 2000. The trading portfolio at December 31, 2001 was predominantly investment-grade collateralized mortgage obligations and agency mortgage-backed securities.

Scenario Analysis

Scenario analysis is a more advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitment are estimated and then combined to produce a Net Present Value of Equity figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up and down of 100, 200 and 300 basis points. The sensitivity of NPVE as of December 31, 2000 and 2001 and the limits established by the Board of Directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of December 31, 2001	Change in NPVE As of December 31, 2000	Board Limit

+300	-13%	-40%	-55%

+200	-11%	-18%	-30%

+100	-6%	-4%	-15%

Base Case	—	—	—

-100	3%	-19%	-15%

-200	-7%	-45%	-30%

+200	-29%	-68%	-55%

As of December 31, 2001 the Bank’s overall interest rate risk exposure would be classified as “minimal” under the criteria published by the Bank’s regulator, the Office of Thrift Supervision.

The fair value of derivative financial instruments is best viewed in the context of the overall balance sheet, and the value of any single component of the balance sheet or off-balance sheet positions should not be viewed in isolation.

Gap Analysis

A simple tool used in interest rate risk measurement is a gap analysis. A gap analysis quantifies the difference between the amount of interest-earning assets maturing or repricing within a specific period and the amount of interest-bearing liabilities that mature or reprice in the same time period. This difference is referred to as the interest rate sensitivity gap. When the assets repricing within a time period exceed the liabilities repricing within the same period, an institution is said to be “Positively Gapped” and presumably its earnings will rise if interest rates rise and decline if interest rates fall.

The “cumulative gap to total assets” quantifies the interest rate sensitivity gaps for periods in the future. The “cumulative gap to total assets hedge affected” also includes the impact of repricing of interest rate swaps, discussed more fully in the “Derivative Financial Instrument” section below. In either line item, a positive number indicates that maturing or repricing assets during the period. At December 31, 2001, the cumulative gap to total assets for repricing within 12 months was 35.1% compared to 49.1% at September 30, 2000. The decline was due primarily to deposit growth of transactional deposits (included in “savings account” in the table). For the “hedge affected” cumulative gap, the derivatives portfolio put the Bank’s gap for repricing within 12 months as more asset heavy at December 31, 2001. The shift in the Bank’s risk profile and the impact of its derivative positions is discussed more fully in the section entitled “Scenario Analysis” above.

The following table sets forth our gap at December 31, 2001:

	Balance at December 31, 2001	Percent of Total	Repricing Within 0-3 Months	Repricing Within 4-12 Months	Repricing Within 1-5 Years	Repricing in More Than 5 Years
	(dollars in thousands)
Interest-earning banking assets:
Loans receivable	$8,010,457	61.80%	$794,231	$1,279,743	$3,501,757	$2,434,726
Mortgage-backed securities, available-for-sale and trading	3,627,470	27.98%	273,579	287,366	857,804	2,208,721
Investment securities, available-for-sale and FHLB stock	1,035,660	7.99%	306,672	122,792	378,881	227,315
Federal funds sold and interest-bearing deposits	288,674	2.23%	288,674	—	—	—

Total interest-earning banking assets	12,962,261	100.00%	$1,663,156	$1,689,901	$4,738,442	$4,870,762

Non-interest-earning banking assets	499,963

Total banking assets	$13,462,224

Interest-bearing banking liabilities:
Savings deposits	$2,857,048	23.32%	$—	$—	$2,857,048	$—
Time deposits	5,225,811	42.65%	1,261,157	2,745,118	1,218,538	998
FHLB advances	906,300	7.39%	806,300	—	50,000	50,000
Other borrowings	3,264,195	26.64%	3,264,195	—	—	—

Total interest-bearing banking liabilities	12,253,354	100.00%	$5,331,652	$2,745,118	$4,125,586	$50,998

Non-interest-bearing banking liabilities	420,612

Total banking liabilities	12,673,966
Minority interest in subsidiary	69,503
Stockholders’ equity	718,755

Total liabilities and stockholders’ equity	$13,462,224

Periodic gap			$(3,668,496)	$(1,055,217)	$612,856	$4,819,764

Cumulative gap			$(3,668,496)	$(4,723,713)	$(4,110,857)	$708,907

Cumulative gap to total assets			(27.3)%	(35.1)%	(30.5)%	5.3%
Cumulative gap to total assets hedge affected			11.6%	12.0%	(26.9)%	5.3%
As of September 30, 2000:
Cumulative gap to total assets			(36.9)%	(49.1)%	(24.0)%	6.5%
Cumulative gap to total assets hedge affected			1.1%	(12.8)%	(21.5)%	6.5%

Derivative Financial Instruments

The Bank employs derivative financial instruments to help manage the Bank’s interest rate risk exposure to acceptable levels. Interest rate swaps are used to lower the duration of specific fixed-rate assets or increase the duration of specific adjustable-rate liabilities. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the effects on market values resulting from the prepayment dynamics of the Bank’s mortgage portfolios. The types of options the Bank employs are primarily “caps” and “floors”. Cap options (“caps”) benefit from increases in market interest rates while floor options (“floors”) benefit from decreases in market interest rates.

The total notional amount of derivative financial instruments relative to total assets is largely the result of the Bank’s exposure to mortgage securities and loans which involve both sensitivity to interest rates and sensitivity to the rates at which the borrowers exercise their option to prepay their loans as interest rates decline. Consequently, a mortgage instrument is hedged with a combination of interest rate swaps, cap and floor options.

At December 31, 2001, the Bank had derivatives with $11.5 billion in total notional outstanding in comparison to $8.4 billion at September 30, 2000. Interest rate swaps at December 31, 2001, were $6.3 billion in notional with an unrealized loss of $246.2 million. The unrealized loss was primarily caused by the net decrease of interest rates in 2001. The Bank primarily uses “payer” positions in which the Bank pays a fixed rate of interest on the notional amount and receives a floating rate in exchange. The terms and conditions of the swaps are intended to be industry-standard to maintain the liquidity of the instruments. At December 31, 2001, the notional amounts of options were $4.5 billion in caps and $0.7 billion in floors. At September 30, 2000, the Bank had $5.3 billion in interest rate swap notional with an unrealized loss of $38.5 million. At September 30, 2000, the notional amounts of options were $3.1 billion in caps and $25.0 million in floors.

The increase of notional amounts outstanding in the Bank’s derivatives portfolio was in line with the aggregate 50% increase in the Bank’s total assets from September 30, 2000 to December 31, 2001. The derivatives portfolio grew by 36%. In the “+200 basis points change” scenario, the risk profile of assets decreased as the Bank diversified its assets into automobile loan product. Automobile loans have less sensitivity to interest rates and refinancing than mortgage product. This diversification mitigated the need for the derivative portfolio to increase proportionately with the increase in assets.

Statement of Financial Accounting Standards No. 133

The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, (SFAS 133), on October 1, 2000. See Note 2 of the Consolidated Financial Statements for additional information on SFAS 133.

Mortgage Production Activities

In the production of mortgage product, the Bank is exposed to interest rate risk between the commitment dates of the loans and their funding dates. At December 31, 2001, there were $1.5 billion in mortgage loan commitments await funding. At September 30, 2000, there were $0.5 billion in similar commitments.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	92
Report of Independent Public Accountants	93
Consolidated Balance Sheets as of December 31, 2001 and September 30, 2000	94
Consolidated Statements of Operations for the Fiscal Year Ended December 31, 2001, Three Months Ended December 31, 2000 and Fiscal Years Ended September 30, 2000 and 1999	95
Consolidated Statements of Shareowners’ Equity for the Fiscal Year Ended December 31, 2001, Three Months Ended December 31, 2000 and Fiscal Years Ended September 30, 2000 and 1999	96
Consolidated Statements of Cash Flows for the Fiscal Year Ended December 31, 2001, Three Months Ended December 31, 2000 and Fiscal Years Ended September 30, 2000 and 1999	99
Notes to Consolidated Financial Statements	101

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of
E*TRADE Group, Inc.:

We have audited the consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and September 30, 2000, and the related consolidated statements of operations, shareowners’ equity, and cash flows for the year ended December 31, 2001, the three months ended December 31, 2000 and the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the balance sheet of E*TRADE Financial Corporation (“ETFC”) as of September 30, 2000, or the related statements of operations, shareowners’ equity and cash flows of ETFC for the years ended September 30, 2000 and 1999, which statements reflect total assets of $9,027,185,000 as of September 30, 2000 and net revenues of $140,489,000 and $55,387,000 for the years ended September 30, 2000 and 1999, respectively. Those statements were audited by other auditors whose report (which expresses an unqualified opinion and includes an explanatory paragraph concerning a change in ETFC’s method of accounting for start up activities in 1999) has been furnished to us, and our opinion, insofar as it relates to the amounts included for ETFC is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at December 31, 2001 and September 30, 2000, and the results of their operations and their cash flows for the periods stated above in conformity with accounting principles generally accepted in the United States of America.

/s/    Deloitte & Touche LLP

San Jose, California
January 14, 2002
(March 27, 2002 as to the last paragraph of Note 22)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of
E*TRADE Financial Corporation and Subsidiaries:

We have audited the consolidated statements of financial condition of E*TRADE Financial Corporation (a Delaware corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholder’s equity and cash flows for the years ended September 30, 2000 and 1999 (not separately presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

As explained in the financial statements, effective January 1, 1999, E*TRADE Financial Corporation and subsidiaries changed its method of accounting for start-up activities in accordance with Statement of  Position 98-5, Reporting on the Costs of Start-up Activities.

/s/	Arthur Andersen LLP

Vienna, Virginia
October 13, 2000

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2001	September 30, 2000
ASSETS
Cash and equivalents	$836,201	$433,377
Cash and investments required to be segregated under federal or other regulations	764,729	125,862
Brokerage receivables—net	2,139,153	6,542,508
Mortgage-backed securities	3,556,619	4,188,553
Loans receivable—net of allowance for loan losses of $19,874 at December 31, 2001 and $10,930 at September 30, 2000	6,394,368	4,077,354
Loans held for sale	1,616,089	95,400
Investments	1,168,623	727,284
Property and equipment—net	331,724	334,262
Goodwill and other intangibles	684,426	484,166
Other assets	680,482	308,671

Total assets	$18,172,414	$17,317,437

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities:
Brokerage payables	$2,699,984	$6,170,830
Banking deposits	8,082,859	4,721,801
Borrowings by bank subsidiary	4,170,440	3,531,000
Convertible subordinated notes	760,250	650,000
Accounts payable, accrued and other liabilities	818,464	356,326

Total liabilities	16,531,997	15,429,957

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $72,375)	69,503	30,647

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2001 and September 30, 2000
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,825,632 at December 30, 2001 and 5,619,543 at September 30, 2000	18	56
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 347,592,480 at December 31, 2001 and 304,504,764 at September 30, 2000	3,476	3,045
Additional paid-in capital	2,072,701	1,814,581
Unearned Employee Stock Ownership Plan shares	—	(1,560)
Shareowners’ notes receivable	(32,707)	(19,103)
Deferred stock compensation	(28,110)	—
Accumulated deficit	(247,087)	(6,908)
Accumulated other comprehensive income (loss)	(197,377)	66,722

Total shareowners’ equity	1,570,914	1,856,833

Total liabilities and shareowners’ equity	$18,172,414	$17,317,437

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Revenues:
Transaction revenues	$407,161	$153,405	$739,078	$355,830
Interest income	1,159,871	337,890	960,358	369,074
Global and institutional	152,822	37,454	166,061	124,233
Gains on sales of originated loans	95,478	—	—	—
Gains on bank loans held for sale and other securities—net	75,836	7,583	8,491	6,255
Other	170,947	32,700	99,195	34,291

Gross revenues	2,062,115	569,032	1,973,183	889,683
Interest expense	(779,275)	(233,619)	(600,862)	(215,452)
Provision for loan losses	(7,476)	(1,647)	(4,003)	(2,783)

Net revenues	1,275,364	333,766	1,368,318	671,448

Cost of services	595,590	133,260	515,571	302,342

Operating expenses:
Selling and marketing	253,422	97,940	521,532	325,449
Technology development	88,717	29,161	142,914	79,935
General and administrative	236,353	57,901	209,436	102,826
Amortization of goodwill and other intangibles	43,091	7,811	22,764	2,915
Acquisition-related expenses	11,174	784	36,427	7,174
Facility restructuring and other nonrecurring charges	202,765	—	—	—
Executive loan settlement	30,210	—	—	—

Total operating expenses	865,732	193,597	933,073	518,299

Total cost of services and operating expenses	1,461,322	326,857	1,448,644	820,641

Operating income (loss)	(185,958)	6,909	(80,326)	(149,193)

Non-operating income (expense):
Corporate interest income	22,179	7,061	17,220	20,675
Corporate interest expense	(52,862)	(11,211)	(29,535)	(71)
Gain (loss) on sale of investments	(49,812)	3,582	211,149	54,093
Equity in losses of investments	(6,174)	(61)	(11,513)	(8,838)
Unrealized loss on venture funds	(34,716)	(6,158)	(736)	—
Fair value adjustments of financial derivatives	(3,112)	4,668	—	—
Other	200	(1,561)	(1,810)	(72)

Total non-operating income (expense)	(124,297)	(3,680)	184,775	65,787

Pre-tax income (loss)	(310,255)	3,229	104,449	(83,406)
Income tax expense (benefit)	(39,934)	1,905	85,478	(31,288)
Minority interest in subsidiaries	480	(112)	(181)	2,197

Income (loss) before cumulative effect of accounting change and extraordinary gain (loss)	(270,801)	1,436	19,152	(54,315)
Cumulative effect of accounting change, net of tax	—	(83)	—	(469)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	29,269	—	—	(1,985)

Net income (loss)	$(241,532)	$1,353	$19,152	$(56,769)

Income (loss) per share before cumulative effect of accounting change and extraordinary gain (loss) (See Note 20):
Basic	$(0.81)	$0.00	$0.06	$(0.20)

Diluted	$(0.81)	$0.00	$0.06	$(0.20)

Income (loss) per share (See Note 20):
Basic	$(0.73)	$0.00	$0.06	$(0.21)

Diluted	$(0.73)	$0.00	$0.06	$(0.21)

Shares used in computation of per share data (See Note 20):
Basic	332,370	311,413	301,926	272,832
Diluted	332,370	321,430	319,336	272,832

See notes to consolidated financial statement

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareowners’ Notes Receivable	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowners’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 1998	—	$—	4,679	$47	256,874	$2,569	$807,701	$(2,578)	$—	$31,586	$13,734	$853,059
Net loss										(56,769)	—	(56,769)
Net appreciation of available-for-sale securities											292,467	292,467
Less realized gain											(50,723)	(50,723)

Unrealized gain on available-for-sale securities											241,744	241,744
Foreign currency translation											1,984	1,984
Tax expense on other comprehensive income items											(99,569)	(99,569)

Total comprehensive income												87,390

Adjustment for ETFC earnings										(655)		(655)
Issuance of common stock in public offering—ETFC/E*TRADE Technologies			3,196	32	8,257	83	426,487					426,602
Options issued to consultants							2,200					2,200
Exercise of stock options, including tax benefit			21		7,999	79	69,926		(1,092)			68,913
Exercise of warrants, including tax benefit			813	8	1,057	11	1,157					1,176
Associate Stock Purchase Plan					390	4	2,401					2,405
Release of unearned ESOP shares					14		2,386	456				2,842
Buyback of trust preferred securities							(410)					(410)
Cash dividends—E*TRADE Institutional										(222)		(222)
Issuance of common stock for the acquisition of Confluent					314	3	7,418					7,421
Other stock transactions					241	2	1,072					1,074

Balance, September 30, 1999	—	—	8,709	87	275,146	2,751	1,320,338	(2,122)	(1,092)	(26,060)	157,893	1,451,795
Net income										19,152	—	19,152
Net appreciation of available-for-sale securities											61,275	61,275
Less realized gain											(134,012)	(134,012)

Unrealized loss on available-for-sale securities											(72,737)	(72,737)
Foreign currency translation											(927)	(927)
Tax expense on other comprehensive income items											(17,507)	(17,507)

Total comprehensive loss												(72,019)

Compensation expense on options							4,903					4,903
Exercise of stock options, including tax benefit			65		9,682	97	67,157		(19,103)			48,151
Associate Stock Purchase Plan					590	6	4,878					4,884
Release of unearned ESOP shares					348	4	(868)	562				(302)
Repayment of shareowners’ notes receivable									1,092			1,092
Issuance of common stock, net of issuance costs—E*TRADE Technologies			497	5			2,538					2,543
Issuance of common stock for purchase acquisitions			83	1	15,005	150	415,635					415,786
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(3,734)	(37)	3,734	37						—

Balance, September 30, 2000	—	$—	5,620	$56	304,505	$3,045	$1,814,581	$(1,560)	$(19,103)	$(6,908)	$66,722	$1,856,833

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY—(Continued)
(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareowners’ Notes Receivable	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowners’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Income before cumulative effect of accounting change	—	$—	—	$—	—	$—	$—	$—	$—	$—	$1,436	$—	$1,436
Cumulative effect of accounting charge											(83)	—	(83)
Net depreciation of available-for-sale securities												(56,059)	(56,059)
Less realized gain												(3,582)	(3,582)

Unrealized loss on available-for-sale securities												(59,641)	(59,641)
Unrealized loss on cash flow hedges												(122,037)	(122,037)
Tax benefit on other comprehensive income items												57,054	57,054

Total comprehensive loss													(123,271)

Exercise of stock options, including tax benefit					1,114	11	5,473		(537)				4,947
Exercise of warrants, including tax benefit					525	5							5
Release of unearned ESOP shares								138					138
Issuance of common stock for purchase acquisitions					618	6	8,685						8,691
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(1,518)	(15)	1,518	15							—
Other employee stock transactions					(60)		(1,295)						(1,295)

Balance, December 31, 2000	—	$—	4,102	$41	308,220	$3,082	$1,827,444	$(1,422)	$(19,640)	$—	$(5,555)	$(57,902)	$1,746,048

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY—(Continued)
(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareowners’ Notes Receivable	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareowners’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Loss before extraordinary gain on early extinguishment of debt	—	$—	—	$—	—	$—	$—	$—	$—	$—	$(270,801)	$—	$(270,801)
Extraordinary gain on early extinguishment of debt											29,269	—	29,269
Unrealized loss on available-for-sale securities												(145,396)	(145,396)
Plus realized loss												49,812	49,812

Unrealized loss on available-for-sale securities												(95,584)	(95,584)
Change in unrealized losses on cash flow hedges												(126,993)	(126,993)
Recognized losses on cash flow hedges												10,074	10,074
Foreign currency translation												(2,672)	(2,672)
Tax benefit on other comprehensive income items												75,700	75,700

Total comprehensive loss													(381,007)

Exercise of stock options, including tax benefit					7,218	72	32,408						32,480
Associate Stock Purchase Plan					793	8	6,177						6,185
Release of unearned ESOP shares							77	1,422					1,499
Repurchases of common stock					(37,509)	(375)	(238,705)						(239,080)
Issuance of common stock for exchange of convertible subordinated notes					19,178	192	136,903						137,095
Assumption of shareowners’ notes receivable in purchase acquisition									(1,687)				(1,687)
Issuance of shareowners’ notes receivable									(12,500)				(12,500)
Repayment of shareowners’ notes receivable									1,120				1,120
Deferred stock compensation					6,055	61	37,191			(37,252)			—
Amortization of deferred stock compensation, net of cancelled stock options										9,142			9,142
Issuance of common stock for purchase acquisitions					41,288	413	272,465						272,878
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(2,276)	(23)	2,276	23							—
Other employee stock transactions					73		(1,259)						(1,259)

Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$—	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(241,532)	$1,353	$19,152	$(56,769)
Non-cash items included in net income (loss):
Provision for loan losses	7,476	1,647	4,003	2,783
Depreciation, amortization and discount accretion	179,126	25,041	97,638	34,307
Net realized gains on available-for-sale securities, loans held-for-sale and trading securities	(166,806)	(17,902)	(219,274)	(54,730)
Realized loss on impairment of investments	43,499	—	—	—
Minority interest and equity in income/loss of subsidiaries and investments	6,654	(51)	13,388	6,899
Unrealized loss on venture fund	34,716	6,158	736	—
Noncash restructuring costs and other nonrecurring charges	96,793	—	—	—
Executive loan settlement	15,000	—	—	—
Amortization of deferred stock compensation	9,142	—	—	—
Deferred income taxes	(39,624)	2,688	54,964	(38,785)
Extraordinary gain on note retirement	(35,953)	—	—	—
Other	(10,660)	(29,551)	2,983	5,054
Net effect of changes in brokerage-related assets and liabilities:
Cash and investments required to be segregated under Federal or other regulations	(629,555)	4,793	42,470	(110,365)
Brokerage receivables	2,540,569	1,903,683	(3,562,795)	(1,530,608)
Brokerage payables	(1,585,645)	(1,831,219)	3,107,026	1,574,869
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held for sale	5,713,797	553,179	141,207	129,189
Purchases of loans held for sale	(6,318,696)	(5,697)	(128,607)	(69,274)
Proceeds from sales, repayments and maturities of trading securities	4,768,073	6,236	1,599,539	1,286,852
Purchases of trading securities	(4,639,368)	(555,218)	(1,565,989)	(1,268,736)
Accrued interest receivable and payable, net	(41,765)	85,298	116,951	70,517
Other changes—net:
Other assets	48,503	(62,923)	(61,333)	(44,372)
Accounts payable, accrued and other liabilities	(68,805)	3,555	199,249	86,937
Operating cash from derivative activities	(29,176)	—	—	—
Restructuring liabilities	89,543	—	—	—

Net cash provided by (used in) operating activities	(254,694)	91,070	(138,692)	23,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable, net of loans received in business acquisition	(2,185,732)	(868,752)	(2,047,022)	(1,421,628)
Purchase of mortgage-backed securities, available-for-sale securities and other investments, net of securities received in business acquisition	(11,665,858)	(4,465,064)	(4,631,249)	(1,290,686)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	12,849,351	3,233,161	1,942,169	1,019,414
Purchases of property and equipment, net of property and equipment received in business acquisition	(129,692)	(61,686)	(184,449)	(154,073)
Restricted deposits	675	126	(72,689)	—
Cash acquired (used) in business acquisitions, net	(7,770)	(1,202)	(32,490)	—
Proceeds from the sale of international subsidiary	—	63,007	—	—
Purchases of derivative financial instruments, net of sales	(117,079)	—	—	—
Other	913	628	(11,302)	13,874

Net cash used in investing activities	(1,255,192)	(2,099,782)	(5,037,032)	(1,833,099)

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits, net of deposits received in business acquisition	$2,332,650	$947,749	$2,418,274	$1,003,756
Advances from the Federal Home Loan Bank	2,296,476	2,483,500	4,704,500	2,706,510
Payments on advances from the Federal Home Loan Bank	(3,127,176)	(2,383,500)	(3,544,500)	(2,437,510)
Net increase in securities sold under agreements to repurchase	368,634	998,353	1,103,525	310,732
Proceeds from bank loans and lines of credit, net of transaction costs	4,381	18,000	177,037	—
Payments on bank loans and lines of credit	(34,813)	(1,367)	(154,802)	—
Net proceeds from convertible subordinated notes	315,250	—	631,312	—
Repurchase of convertible subordinated notes, net of issuance costs	(15,283)	—	—	—
Proceeds from issuance of common stock from associate stock transactions	29,663	3,206	20,117	455,282
Repayment of capital lease obligations	(14,086)	(3,039)	—	—
Issuance of loans to related parties	(7,152)	(30,500)	—	—
Proceeds from repayments of principal and prepayments of interest on loans to related parties	13,195	—	—	—
Repurchases of treasury stock	(239,080)	—	—	—
Repayment on Shareowners’ notes receivable	1,048	—	—	—
Issuance of Shareowners’ notes receivable	(12,500)	—	—	—
Proceeds from issuance of trust preferred securities	38,856	—	—	(4,696)
Purchases of financial derivative instruments, net of sales	(65,735)	—	—	—
Other	4,881	(189)	(13,435)	(34,079)

Net cash provided by financing activities	1,889,209	2,032,213	5,342,028	1,999,995

INCREASE IN CASH AND EQUIVALENTS	379,323	23,501	166,304	190,664
CASH AND EQUIVALENTS—Beginning of period	456,878	433,377	267,073	76,409

CASH AND EQUIVALENTS—End of period	$836,201	$456,878	$433,377	$267,073

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$847,989	$186,742	$608,232	$208,439
Cash paid for income taxes	$1,457	$9,982	$4,037	$763

Non-cash investing and financing activities:
Tax benefit on exercise of stock options and warrants	$9,002	$1,828	$32,276	$47,007
Financial derivatives recorded at fair market value	$135,122	$172,918	—	—
Transfers from loans to other real estate owned and repossessed assets	$3,567	$349	—	—

Acquisitions, net of cash acquired:
Common stock issued and options assumed	$271,620	$8,690	$416,715	—
Cash paid, less acquired	14,978	2,071	32,497	$7,421
Liabilities assumed	97,880	—	23,867	—
Payable for purchase of international subsidiary	(20,894)	18,852	—	—
Carrying value of joint-venture investments	1,258	—	6,058	—

Fair value of assets acquired including goodwill	$364,842	$29,613	$479,137	$7,421

See notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include E*TRADE Group, Inc. (the “Company”, “Parent” or “E*TRADE”), a financial services holding company, and its subsidiaries (collectively, the “Company”), including but not limited to E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, TIR (Holdings) Limited and its subsidiaries (collectively, “E*TRADE Institutional”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Financial Corporation (“ETFC”), a provider of banking and other financial services, VERSUS Technologies, Inc., now E*TRADE Technologies, Inc. (“E*TRADE Technologies”), a Canadian-based provider of electronic securities trading services for institutional and retail investors, Web Street, Inc. (“Web Street”), a provider of online brokerage services and Dempsey and Company, LLC (“Dempsey”), a privately-held specialist and market-making firm. The consolidated financial statements of the Company give retroactive effect to the acquisitions of ETFC in January 2000 and E*TRADE Technologies in August 2000, which have been accounted for as poolings of interests (see Note 4). The primary business of ETFC is conducted by E*TRADE Bank (the “Bank”) and E*TRADE Capital Markets, Inc. renamed E*TRADE Global Asset Management, Inc. on June 11, 2001 (“ETGAM”). The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of centrally-managed automated teller machines (“ATMs”) in the United States and Canada, LoansDirect, Inc., now E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), an Internet-based mortgage loan originator, are subsidiaries of the Bank. ETGAM is a funds manager and registered broker-dealer.

On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three month transition period ended December 31, 2000.

The consolidated financial statements of the Company include the accounts of the Parent, and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Entities in which there is at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method; those in which there is a less than 20% ownership are generally carried at cost.

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates for which a change is reasonably possible in the near-term relate to the determination of accrued restructuring costs, the allowance for loan losses; the fair value of investments, available-for-sale mortgage-backed securities, loans receivable held for sale and trading securities, accounting for financial derivatives, recognition of deferred tax assets, and the valuation of goodwill and intangible assets. The Company’s investments in venture funds reflect changes in the fair value of their portfolio investments including estimated values of non-public companies, which may be subject to adjustments. The Bank also makes estimates to the valuation of real estate and repossessed assets acquired in connection with foreclosures and repossessions. In addition, the regulatory agencies that supervise the financial services industry periodically review the Bank’s allowance for losses on loans. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Transaction Revenue—The Company derives transaction revenues from commissions related to domestic retail customer broker-dealer transactions in equity and debt securities, options and, to a lesser extent, payments from other broker-dealers for order flow. Revenues from securities transactions are recognized on a trade date basis and are executed by independent broker-dealers and Dempsey. Order flow revenues are accrued in the same period as the related securities transactions.

Interest Income and Expense—Interest income is primarily comprised of: interest earned by the Company’s broker-dealer operations on credit extended to its customers to finance their purchases of securities on margin; fees on customer assets invested in money market accounts; interest earned by the Company’s banking operations on purchased pools of loans and mortgage-related securities; and interest earned on investment securities and other interest-earning assets. Interest expense primarily represents: interest paid to customers for their brokerage cash balances and banking deposits; interest paid on borrowed funds; and interest paid to other broker-dealers through the Company’s stock loan program. Interest income and expense arising from the Company’s brokerage and banking operations are reported as components of net revenues. Corporate interest income and expense are included in non-operating income.

Global and Institutional Revenues—Global and Institutional revenues consist principally of commission revenues from E*TRADE Institutional and E*TRADE Technologies for institutional transaction execution and commission revenues in the Company’s international subsidiaries from retail customer broker-dealer transactions in equity and debt securities, options and payments from other broker-dealers for order flow. E*TRADE Institutional provides certain institutional customers with market research and other information under arrangements whereby E*TRADE Institutional receives minimum annual commissions. Commission revenues from these arrangements are recognized at the time the trades are executed. Commission revenues under these arrangements were less than 10% of net revenues in fiscal 2001, for the three months ended December 31, 2000 and in fiscal 2000 and 16% of net revenues in fiscal 1999. Direct costs arising from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $6.7 million were deferred and costs of $21.5 million were accrued at December 31, 2001 and at September 30, 2000, costs of $4.6 million were deferred and costs of $13.9 million were accrued.

Gains on sales of originated loans—Gains or losses resulting from sales of loans originated by E*TRADE Mortgage are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold.

Gains on bank loans held for sale and other securities-net—Includes gains or losses at the Bank resulting from sales of loans, which the Bank purchases for resale, the sale of available-for-sale securities, other than temporary impairment of available-for-sale securities and gains or losses on financial derivatives that are not accounted for as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from the sale of Bank loans held for sale are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date based on the difference between the cash received and the amortized cost of the sold specific securities.

Other Revenues—Other revenues consists primarily of ATM transaction fees, brokerage account maintenance fees, and other brokerage and banking-related fees for services. Also, beginning in the fourth quarter of fiscal 2001, other revenues includes market-making revenue earned by Dempsey. Realized and unrealized gains and losses from Dempsey’s securities transactions are recognized in other revenues on a trade date basis. Securities owned and securities sold, not yet purchased, which consist of corporate equity securities, are carried at market value.

Advertising Costs—Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received. The Company incurred $69.9 million in fiscal 2001, $41.2 million in the three months ended December 31, 2000, $149.4 million in fiscal 2000, and $124.2 million in fiscal 1999 in advertising expense.

Technology Development Costs—Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In accordance with SOP 98-1, the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where expected future economic benefits are less than probable, are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company’s systems, as well as payroll and consulting costs. Capitalized costs were $27.5 million in fiscal 2001, $20.1 million in the three months ended December 31, 2000, $61.5 million in fiscal 2000, and $12.8 million in fiscal 1999.

Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense was $28.5 million in fiscal 2001, $5.7 million in the three months ended December 31, 2000, $7.8 million in fiscal 2000, and $7.1 million in fiscal 1999.

Stock-Based Compensation—The Company accounts for associate stock-based compensation using the intrinsic value method of accounting prescribed in Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. The Company provides pro forma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Changes in Accounting Principle—In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on the Cost of Start-up Activities. The statement requires that the cost of start-up activities be expensed as incurred rather than capitalized, with initial application reported as the cumulative effect of a change in accounting principle, as described in APB No. 20, Accounting Changes. ETFC implemented SOP 98-5 in fiscal 1999 and, as a result, recognized a loss of $469,000, net of tax, of previously capitalized start-up costs, as a cumulative effect of a change in accounting principle. These costs related primarily to the establishment of TeleBanc Insurance Services.

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

Cash and Equivalents—For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and no-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of government-backed securities purchased under agreements to resell (“Resale Agreements”). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned and accrued under resale agreements. Collateral is valued by the Company with additional collateral obtained or refunded when necessary. At December 31, 2001, the Company had resale agreements of $633.7 million maintained in a special reserve bank account for the benefit of customers under Rule 15c 3-3 of the SEC. Included in cash and investments required to be segregated under Federal or other regulations is $75,000 at December 31, 2001 and $2.5 million at September 30, 2000, which the Company is required to maintain in an overnight balance in its account with the Federal Reserve Bank of Richmond.

Loans held for sale—Mortgages acquired by the Bank and loans originated by E*TRADE Mortgage which are intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The market value of such mortgages is determined by obtaining market quotes for loans with similar characteristics. Net unrealized losses, if any are recognized through a valuation allowance by charges to income. Premiums and discounts on loans held for sale are deferred and recognized as part of the loss or gain upon sale and are not accreted or amortized.

Loans Receivable-net—Loans receivable consists of real estate mortgages and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off. These loans are carried at amortized cost adjusted for charge-offs, the allowance for loan losses, any deferred fees or costs on purchased or originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Non-performing loans consist of loans for which interest is no longer being accrued and troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. All loans at least ninety days past due, as well as other loans considered uncollectible, are placed on non-accrual status. Payments received on non-accrual loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. Real estate mortgage loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at 180 days past due. Consumer loans are charged off to the extent the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

Allowance for loan losses—The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable losses inherent in the loan portfolio. Loan losses are charged and recoveries are credited to the allowance for loan losses. In determining the level of the allowance, the Company has established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate and consumer loans. Real estate and consumer loans not specifically reviewed by management are evaluated using expected loss ratios. The expected loss ratios are determined based on historical charge-off experience, industry loss experience and current market and economic conditions. Specific allowances on individual loans and expected loss ratios used to determine the valuation allowance for real estate and consumer loans not specifically reviewed are evaluated by management monthly and are adjusted as necessary. The determination of the allowance for losses is inherently subjective, as it requires management to make significant estimates, including the amounts and timing of losses and current market and economic conditions. These estimates are susceptible to change. In addition, the Office of Thrift Supervision periodically reviews the Bank’s allowance for loan losses. This review, which is an integral part of their examination process, may result in additions to or deductions from the allowance for loan losses based on their judgment with regard to available information provided at the time of their examinations.

Mortgage-Backed and Investment Securities—The Company has classified its debt, mortgage-backed securities and marketable equity securities as either available-for-sale or trading. The Company held no investments or mortgage-backed securities that it classified as held-to-maturity at December 31, 2001 or September 30, 2000.

Available-for-sale securities consist of, mortgage-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, U.S. Government obligations, commercial paper and money market funds. Securities classified as available-for-sale are carried at estimated fair value, with the unrealized holding gains and losses reflected as a component of Other Comprehensive Income (“OCI”), net of tax. Fair value is based on quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities except for publicly traded equity securities are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the expected life of the security. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other than temporary are included in gains on bank loans held for sale and other securities-net for the Company’s Banking operations; other amounts are included in non-operating income (expense). Interest earned is included in interest income for Bank investments or non-operating income for corporate investments.

The Company reviews securities classified as available-for-sale for other than temporary impairment at each balance sheet date. Other than temporary impairment, if any, is reported in the same manner as a realized loss on investments.

Trading securities and financial derivative instruments that do not qualify for hedge accounting are bought and held principally for the purpose of selling them in the near term. Securities purchased for trading and financial derivative instruments that do not qualify for hedge accounting are carried at estimated fair value. Realized and unrealized gains and losses on securities classified as trading are included in gains on bank loans held for sale and other securities-net and are derived using the specific identification cost method.

Property and Equipment—Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or lease terms.

Goodwill and Other Intangibles—Goodwill and other intangibles represent the excess of purchase price over the fair value of net assets acquired resulting from acquisitions made by the Company. Goodwill is being amortized using the straight-line method based on an estimated useful life of five to twenty years. Other intangibles are amortized as follows: Specialist books, straight-line over 30 years; customer accounts, double-declining balance over seven years; and other intangibles, straight-line five years. In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The acquisition of Dempsey occurred subsequent to June 30, 2001, and has been accounted for in accordance with SFAS Nos. 141 and 142; accordingly, the $143.8 million of goodwill recognized was not amortized during the year ended December 31, 2001. For all other acquisitions previously accounted for under the purchase method of accounting, the Company will adopt SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with an estimated net carrying value of approximately $417.6 million at December 31, 2001 (excludes Dempsey goodwill of $143.8 million) and annual amortization expense of $27.8 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. Goodwill acquired subsequent to June 30, 2001 is not amortized. The Company is currently evaluating goodwill under the SFAS No. 142 transitional impairment test and expects to record an impairment charge of approximately $300.0 million to $350.0 million, primarily attributed to the goodwill from its international acquisitions. Transitional impairment loss will be recognized as the effect of a change in accounting principle in the first quarter of fiscal 2002.

Other Assets—Other assets include real estate acquired through foreclosure and repossessed automobiles. Real estate properties acquired through foreclosures, commonly referred to as real estate owned (“REO”) and repossessed assets are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes a valuation allowance for REO and repossessed assets through a charge to income if the carrying value of a property exceeds its estimated fair value less estimated selling costs. The total of REO and repossessed assets was $3.3 million at December 31, 2001 and $0.9 million at September 30, 2000.

Foreign Currency Translation—Assets and liabilities of consolidated subsidiaries outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in other comprehensive income as the functional currency of our subsidiaries is their local currency. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

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

Financial Derivative Instruments and Hedging Activities—The Company enters into derivative transactions principally to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as contained in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivatives Instruments and Hedging Activities, and as interpreted by the FASB and the Derivative Implementation Group (collectively “SFAS No. 133”).

Effective October 1, 2000, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges under SFAS No. 133. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the changes in the fair value of the derivative is deferred as a component of OCI and only recorded in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. The adoption of SFAS No. 133 resulted in an $82,500 charge, net of tax, ($0.00 per basic and diluted share) reported as a cumulative effect of a change in accounting principle and a $6.2 million decrease, net of tax, in shareowners’ equity in the Company’s consolidated financial statements for the three months ended December 31, 2000.

Differences between the fair value of the financial derivative instrument and the change in fair value of the item being hedged are reported as fair value adjustments of financial derivatives in our consolidated statements of operations as non-operating income (expense). At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or the cash flows of the financial derivative instrument have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the hedged item. The accumulated adjustment of the carrying amount of the hedged interest-earning asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest rate method. If it becomes probable that a hedged forecasted transaction will not occur, any amounts included in other comprehensive income related to the specific hedging instruments are reclassified from other comprehensive income to the consolidated statements of operations and reported as gains on bank loans held for sale and other securities-net.

Derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized in the consolidated statement of operations as gains on the bank loans held for sale and other securities-net as these derivatives do not qualify for hedge accounting under SFAS No. 133.

Prior to October 1, 2000, unrealized gains and losses on financial derivatives used for hedging purposes were generally not required to be reported in the consolidated balance sheet. For interest rate swaps, the net interest received or paid was treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts were due. Premiums and fees associated with interest rate caps were amortized to interest income or expense on a straight-line basis over the lives of the contracts. For instruments that did not qualify as hedges, realized and unrealized gains and losses were recognized in the statement of operations as gains on the bank loans held for sale and other securities-net in our consolidated statements of operations.

Comprehensive Income—The Company’s comprehensive income is comprised of net income, foreign currency cumulative translation adjustments, unrealized gains and losses on available-for-sale mortgage-backed and investment securities, and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. Comprehensive income is reflected in the consolidated statements of shareowners’ equity.

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2001	September 30, 2000
Unrealized gains (losses) on available-for-sale securities	$(47,048)	$66,334
Unrealized losses on derivative instruments	(148,252)	—
Foreign currency translation	(2,077)	388

Accumulated other comprehensive income (loss)	$(197,377)	$66,722

Segment Information—The Company reports its segment operating results consistent with the internal organization that is used by management for making operating decisions and assessing performance.

New Accounting Standards—In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 was effective for transactions after March 31, 2001. The effect of the adoption was not material to its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142, effective for fiscal year ending December 31, 2002. The effects of the adoption of SFAS No. 141 and SFAS No. 142 are discussed under the section, Goodwill and Other Intangibles, above.

In October 2001, the FASB issued SFAS No. 144, Impairment on Disposal of Long-Lived Assets, effective for fiscal year December 31, 2002. Under the new rules, the criteria required for classifying an asset as held-for-sale have been significantly changed. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. In addition, the expected future operating losses from discontinued operations will be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date. More dispositions will qualify for discontinued operations treatment in the income statement under the new rules. The Company is currently evaluating the impact of SFAS No. 144 to its consolidated financial statements.

3.     FACILITY RESTRUCTURING AND OTHER NONRECURRING CHARGES

On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million ($148.0 million after tax) in fiscal 2001.

Over the past three years, the Company has completed more than 16 acquisitions of companies with facilities in major metropolitan centers in the United States and Europe. The restructuring was designed to consolidate some of these facilities to bring together key decision-makers and streamline operations. The Company recorded a pre-tax restructuring charge of $131.8 million related to its facilities consolidation in August 2001, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge does not include relocation costs that will be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of committed lease terms of 7 to 11 years.

In calculating the charge related to the Company’s facilities consolidation, certain estimates were used, including time to vacate facilities, sublease terms upon the negotiation of future leases, broker commissions, tenant improvements and operating costs. In developing the Company’s estimates, the Company obtained information from third party leasing agents to calculate anticipated third party sublease income. In calculating the undiscounted value of ongoing lease commitments for facilities expected to be vacated or unused, the Company considered ongoing facility needs and the time required to vacate facilities and execute on the restructuring plan. The Company’s ability to vacate premises and sublease facilities ahead of or behind schedule or the negotiation of lease terms resulting in higher or lower sublease income than estimated will affect the accrual and the related restructuring charge. Differences between estimates of related broker commissions, tenant improvements and operating costs may increase or decrease the accrual upon final negotiation. The Company recorded a $3.3 million reduction in its initial facility consolidation charge of $131.8 million in the fourth quarter of 2001 because the Company was able to utilize a larger portion of its furniture and fixtures than originally estimated.

In connection with the Company’s worldwide consolidation activities, certain software developed for specific locations and certain other fixed assets will no longer be used. In addition, management reviewed the Company’s current technology development activities and has chosen to focus on projects it believes are generating the highest return in the short term. As such, work on less critical projects has ceased. In total, the Company recorded a pre-tax restructuring charge of $52.5 million related to the write-off of capitalized software and hardware related to the aforementioned technology projects and other fixed assets. In calculating the charge related to its asset write-off, the Company calculated the amount of the write-offs as the net book value of assets less the amount of estimated proceeds upon disposition for certain saleable assets. The $3.1 million increase to the Company’s initial asset write-off charge of $49.4 million reflects approximately $1.2 million related to a revision in the estimate of capacity requirements following the consolidation of certain data center operations in the Alpharetta, Georgia facility. An additional increase in the restructuring accrual resulted from the identification of additional excess equipment.

The restructuring accrual also included other pre-tax charges of $15.8 million for committed expenses, termination of consulting agreements and cancellation penalties on various services, that will no longer be required in the facilities the Company is vacating. We recorded an increase to our initial restructuring charge included in Other of $5.9 million for severance payments made to associates identified as a part of our consolidation and integration efforts. Severance was recorded in the period in which associates were identified and communication was made to these individuals.

A summary of the facility restructuring and other nonrecurring charges is outlined as follows (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges	(3,286)	3,090	5,920	5,724

Total facility restructuring and other nonrecurring charges	128,469	52,532	21,764	202,765

Activity through December 31, 2001:
Cash charges	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	$82,365	$—	$7,178	$89,543

The components of our facilities consolidation restructuring liabilities as of December 31, 2001, and their timing are as follows (in thousands):

Year	Facilities Obligations	Sublease Income Contracted	Sublease Income Estimate	Net
2002	$26,419	$(2,133)	$(305)	$23,981
2003	22,304	(2,399)	(7,506)	12,399
2004	21,448	(2,485)	(9,802)	9,161
2005	19,088	(2,543)	(8,914)	7,631
2006	18,792	(2,136)	(9,589)	7,067
Thereafter	62,361	(2,988)	(37,247)	22,126

Total	$170,412	$(14,684)	$(73,363)	$82,365

4.    BUSINESS COMBINATIONS

Purchase Acquisitions

During the year ended December 31, 2001, three months ended December 31, 2000, and years ended September 30, 2000 and 1999, the Company completed 12 acquisitions that were accounted for under the purchase method of accounting. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition. Except for Dempsey, for which goodwill is not being amortized, the amounts allocated to goodwill are amortized on a straight-line basis over periods not exceeding 20 years.

A summary of the Company’s purchase transactions for the above periods ended December 31, 2001 is included in the following table (in millions, except share amounts):

Entity Name and Description of Business Acquired	Date	Goodwill	Form of Consideration
Fiscal 2001 Acquisitions:

Dempsey & Company, LLC(1) Privately-held specialist and market-making firm	10/01	$143.8	$ $	153.4 20.0	28.9 million shares of common stock issued Cash

Web Street, Inc.(2) Provider of online brokerage services	6/01	—	$ $	43.5 0.7	4.9 million shares of common stock issued 0.4 million common shares issuable

E*TRADE Mortgage Corporation (formerly LoansDirect, Inc.) On-line distribution mortgage originator	2/01	$32.6	$ $	33.0 1.5	3.0 million shares of common stock issued Assumed vested employee stock options

Three Months Ended December 31, 2000 Acquisitions:

E*TRADE Advisory Services, (formerly, PrivateAccounts, Inc.) Developer of online separately managed accounts	10/00	$7.5		$17.4	0.6 million of common stock issued at closing 1.2 million shares of common stock issued upon milestone achievements through fiscal 2001

E*TRADE Germany To acquire 40% interest held by minority partner	10/00	$19.4	$ $	21.0 1.4	2.8 million common stock shares issued Cash

Fiscal 2000 Acquisitions:

eInvesting (formerly, Electronic Investing Corporation) Provider of individual securities portfolios	8/00	$5.5		$8.2	0.2 million shares of common stock issued in fiscal 2000 0.3 million shares of common stock issued in fiscal 2001
				$0.9	Cash

E*TRADE Access, Inc. (formerly Card Capture Services, Inc.) Independent network of centrally-managed ATMs	5/00	$73.2	$ $ $	70.5 16.9 5.1	3.1 million shares of common stock issued 1.0 million employee stock options assumed Cash

Fairvest Securities Corporation Provider of Canadian corporate governance and related services	5/00	$0.6	$ $	0.5 0.5	Cash 0.1 million shares exchangeable into E*TRADE common stock

E*TRADE UK Provider of retail brokerage services to the UK market	12/99	$148.4	$ $ $	12.1 104.0 27.2	Cash 3.9 million shares of common stock issued 1.0 million options assumed

E*TRADE Nordic AB Provider of retail brokerage services to the Nordic countries	11/99	$89.8	$ $	80.6 4.0	3.2 million shares of common stock issued 0.2 million plan options assumed

E*TRADE @ Net Bourse S.A.(3) Provider of retail brokerage services to Belgium, Netherlands, Luxembourg, Austria, Italy and France	10/99	$124.1		$108.2	4.6 million shares of common stock issued

Fiscal 1999 Acquisition:

Confluent, Inc. Developer of personal financial management tools	9/99	$3.0		$9.5	0.3 million shares of common stock issued in fiscal 1999 0.2 million shares of common stock issued in fiscal 2001

(1)
In addition to the goodwill recorded, $59.9 million of the purchase price was allocated to the specialists books of Dempsey, representing the revocable license to trade and serve as specialist for certain securities with the approval of the Chicago Exchange; such value is being amortized on a straight-line basis over the estimated lives of 30 years. Under the terms of the Dempsey acquisition, certain key executives will receive payments totaling $12.0 million if they continue to be employed by the Company over the next two years. Acquisition-related expenses for the year ended December 31, 2001 includes $4.9 million of expenses related to these arrangements.

(2)
The Company obtained a controlling interest in Web Street on June 30, 2001, and completed the acquisition of all its outstanding shares by August 6, 2001. The excess of the purchase price over the fair value of the tangible assets acquired of $52.6 million was allocated to the value of the customer accounts acquired and is being amortized using an accelerated depreciation method over seven years; no amounts were allocated to goodwill. Following the acquisition, the domestic customer accounts of Web Street were transferred to E*TRADE Securities and the domestic operations of Web Street ceased on September 30, 2001. The net losses incurred by Web Street during this account transition period of $5.8 million are included in acquisition-related expenses for the year ended December 31, 2001.

(3)
In November 2000, the Company sold its ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million as of November 2000, the date of the transaction). Of this amount, approximately 8.2 million Euros (approximately $7.0 million as of November 2000, the date of the transaction) was held in escrow for two years, of which 50% would be released after one year. On November 14, 2001, $3.5 million was returned to the Company with the remaining 50% to be released in 2002. In conjunction with this transaction, the Company reacquired its licensing rights to market its brand in France, as well as the ownership interests in E*TRADE SARL, E*TRADE Italia S.r l. and E*TRADE Benelux, previously held by E*TRADE @ Net Bourse S.A. No gain or loss resulted from this transaction.

The pro forma information below assumes that the acquisitions which took place in fiscal 2001, the three months ended December 31, 2000 and fiscal 2000 all occurred at the beginning of fiscal 2000 and includes the effect of amortization of goodwill and intangibles acquired from that date (in thousands, except per share amounts):

	Year Ended December 31, 2001	Three months Ended December 31, 2000	Year Ended September 30, 2000
Net revenues	$1,342,382	$382,177	$1,632,168
Income (loss) before extraordinary gains (losses)	$(287,139)	$(584)	$21,295
Net income (loss)	$(257,870)	$(667)	$21,295
Basic and diluted income (loss) per share before extraordinary gains (losses)	$(0.80)	$(0.00)	$0.06
Basic and diluted income (loss) per share	$(0.72)	$(0.00)	$0.06

The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2000.

Pooling of Interests—Prior Years

The following acquisitions were accounted for as pooling of interests in prior years, and accordingly, all prior financial data of the Company have previously been restated to include the historical operating results of the acquired businesses. No significant adjustments were made to conform the consolidated financial statements of E*TRADE Technologies from accounting principles generally accepted in Canada to accounting principles generally accepted in the United States of America. All intercompany transactions related to the licensing arrangement between E*TRADE and E*TRADE Technologies and the prior investment in E*TRADE Technologies by E*TRADE have been eliminated in all periods presented. There were no significant intercompany transactions with any of the other companies discussed below. Acquisition-related expenses for the three months ended December 31, 2000 and the years ended September 30, 2000 and 1999 represent direct costs, principally financial advisory and other professional fees, related to these transactions.

E*TRADE Technologies

On August 28, 2000, the Company completed its acquisition of VERSUS Technologies Corporation (now E*TRADE Technologies), a Canadian-based provider of electronic securities trading services for institutional and retail investors and the owner of the E*TRADE Canada license, in a share exchange. Prior to the acquisition, E*TRADE Technologies had been a strategic partner of E*TRADE, holding the rights to the E*TRADE Canada license since 1997. Each E*TRADE Technologies shareowner received approximately .725 shares of E*TRADE common stock or .725 shares of EGI Canada Corporation that are exchangeable on a one-for-one basis for common stock of E*TRADE (the “Exchangeable Shares” see Note 18). Options held by E*TRADE Technologies employees were assumed by E*TRADE and, upon exercise, are convertible into approximately .725 shares of E*TRADE common stock. In total, 10,644,223 Exchangeable Shares were authorized for issuance in an exchange valued at approximately $173.9 million.

E*TRADE Financial Corporation

On January 12, 2000, the Company completed its acquisition of Telebanc Financial Corporation ( “ETFC”). ETFC is the holding company for the Bank, formerly Telebank, an Internet-based federally chartered savings bank. Under the terms of the agreement, ETFC shareowners received 1.05 shares of E*TRADE common stock for each share of ETFC common stock, representing a total of 35,671,622 shares of the Company’s common stock. The Company also assumed all outstanding ETFC options, which were converted to options to purchase approximately 5,494,000 shares of the Company’s common stock. Prior to the acquisition, ETFC reported on a calendar year basis. Fiscal 1999 includes the results of ETFC for the twelve months ended September 30, 1999. The results of operations for the quarter ended December 31, 1998 (gross revenues of $37,758,000, net revenues of $8,905,000 and net income of $655,000), were included in both fiscal 1999 and 1998 and are reflected as an adjustment to retained earnings in fiscal 1999.

E*TRADE Institutional

On August 31, 1999, the Company acquired TIR (Holdings) Limited (“E*TRADE Institutional”) an international financial services company offering global multi-currency securities execution and settlement services and a leader in providing independent research to institutional investors. The Company issued 4,488,000 shares of common stock in exchange for all outstanding common stock of E*TRADE Institutional. The Company also assumed all outstanding E*TRADE Institutional options, which were converted to options to purchase approximately 190,000 shares of the Company’s common stock.

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

5.    BROKERAGE RECEIVABLES—NET AND PAYABLES

Brokerage receivables—net and payables consist of the following (in thousands):

	December 31, 2001	September 30, 2000
Receivable from customers and non-customers (less allowance for doubtful accounts of $3,608 at December 31, 2001 and $3,887 at September 30, 2000)	$1,631,845	$5,173,220
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	113,527	89,031
Deposits paid for securities borrowed	371,682	1,267,109
Securities failed to deliver	776	1,970
Other	21,323	11,178

Total brokerage receivables—net	$2,139,153	$6,542,508

Payable to customers and non-customers	$2,018,352	$1,850,528
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	648,168	4,296,399
Securities failed to receive	1,491	6,266
Other	31,973	17,637

Total brokerage payables	$2,699,984	$6,170,830

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,537 million at December 31, 2001 and $5,040 million at September 30, 2000. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of December 31, 2001, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $2,039 million, which it can sell or repledge. Of this amount, $804 million has been pledged or sold as of December 31, 2001 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at December 31, 2001 are amounts from transactions involving MJK Clearing and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 23 “Commitments, Contingencies and Other Regulatory Matters.” Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

6.    MORTGAGE-BACKED SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed securities at December 31, 2001 and September 30, 2000 are shown as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2001:
Private issuer and other	$68,974	$1,077	$(971)	$69,080
U.S. government sponsored enterprise obligations	1,686,329	4,375	(41,615)	1,649,089
Collateralized mortgage obligations	1,865,353	8,531	(35,434)	1,838,450

Total	$3,620,656	$13,983	$(78,020)	$3,556,619

September 30, 2000:
Private issuer and other	$49,590	$138	$(2,356)	$47,372
U.S. government sponsored enterprise obligations	780,684	2,299	(5,299)	777,684
Collateralized mortgage obligations	3,396,622	8,529	(41,654)	3,363,497

Total	$4,226,896	$10,966	$(49,309)	$4,188,553

The contractual principal maturities, excluding any anticipated prepayments, of available-for-sale mortgage-backed securities at December 31, 2001 are shown as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one to five years	$35	$37
Due within five to ten years	1,407	1,404
Due after ten years	3,619,214	3,555,178

Total	$3,620,656	$3,556,619

The Company pledged $3.8 billion at December 31, 2001 and $1.9 billion at September 30, 2000 of mortgage-backed securities as collateral for repurchase agreements, short-term borrowings, derivative instruments and Federal Home Loan Bank (“FHLB”) advances. The Company had commitments to purchase $90.8 million of mortgage-backed securities at December 31, 2001.

Realized gains and losses from sales of mortgage-backed securities were as follows (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Realized gains	$57,387	$9,871	$3,877	$3,700
Realized losses	(5,564)	(42)	(403)	(605)

Net realized gains	$51,823	$9,829	$3,474	$3,095

7.    LOANS RECEIVABLE—NET

Loans receivable—net are summarized as follows (in thousands):

	December 31, 2001
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$4,696,681	$1,621,783	$6,318,464
Multi-family	183	—	183
Commercial	1,981	—	1,981
Mixed-use	635	—	635
Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,635,050	—	1,635,050
Home equity lines of credit and second mortgage loans	22,720	339	23,059
Other	12,188	49	12,237

Total loans	6,369,438	1,622,171	7,991,609
Unamortized premiums (discounts), net	44,804	(6,082)	38,722
Less allowance for loan losses	(19,874)	—	(19,874)

Total	$6,394,368	$1,616,089	$8,010,457

	September 30, 2000
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$4,122,376	$96,708	$4,219,084
Multi-family	203	—	203
Commercial	1,060	1,657	2,717
Mixed-use	503	—	503
Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	43	181	224
Home equity lines of credit and second mortgage	3,556	486	4,042
Other	—	82	82

Total loans	4,127,741	99,114	4,226,855
Unamortized premiums (discounts), net	(39,457)	(3,714)	(43,171)
Less allowance for loan losses	(10,930)	—	(10,930)

Total	$4,077,354	$95,400	$4,172,754

The largest concentrations of mortgage loans at December 31, 2001 are located in California (32.9% of the portfolio), New York (8.0% of the portfolio) and New Jersey (4.3% of the portfolio). Adjustable rate mortgages (“ARMs”) composed 33.4%, or $2.7 billion, of the gross loan portfolio as of December 31, 2001, while fixed rate loans represented the remaining 66.6% or $5.3 billion. This is compared to an ARM/fixed ratio of 62.4%/37.6% at September 30, 2000. The weighted average remaining maturity of mortgage loans secured by one- to four-family residences is 325 months as of December 31, 2001. Additionally, all loans outstanding at December 31, 2001 and September 30, 2000 were serviced by other companies and as of December 31, 2001, the Company had commitments to purchase $862.5 million of fixed rate and $312.8 million of adjustable rate mortgage loans. As of December 31, 2001, the Company had commitments to originate $380.2 million of fixed rate and $22.3 million of adjustable rate mortgages.

Beginning with the acquisition of E*TRADE Mortgage in February 2001 (see Note 4), the Company has actively engaged in the origination and sale of mortgages. For the year ended December 31, 2001, E*TRADE Mortgage sold loans totaling approximately $4.7 billion, and recognized a net gain on sales of originated loans of

$95.5 million. In addition, the Bank sells loans originated by correspondents and has from time to time sold other loans that were originally purchased from others. A summary of that activity is presented below (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Loans sold	$7,899,991	$5,062	$232,209	$90,740

Gain on sale, net	$32,217	—	$3,554	$2,827

The following is the relative breakout of non-performing loans at December 31, 2001 and September 30, 2000 (in thousands):

	December 31, 2001	September 30, 2000
First mortgage loans:
Secured by one- to four-family residences	$20,595	$11,391
Secured by commercial real estate	—	657
Automobiles and recreational vehicles	91	—

Total	$20,686	$12,048

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90 day delinquency is reversed. Had these loans been current as of December 31, 2001, additional income of $1.3 million would have been recognized in fiscal 2001, $246,000 for the three months ended December 31, 2000, $845,000 for the fiscal year ended September 30, 2000 and $550,000 for the fiscal year ended September 30, 1999. As of December 31, 2001, there were no commitments to lend additional funds to any of these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Allowance for loan losses, beginning of period	$12,565	$10,930	$7,161	$4,715
Provision for loan losses	7,476	1,647	4,003	2,783
Acquired through automobile loan portfolio acquisition	4,699	—	—	—
Charge-offs, net	(4,866)	(12)	(234)	(337)

Allowance for loan losses, end of period	$19,874	$12,565	$10,930	$7,161

The table below presents impaired loans (in thousands):

	Total Recorded Investment in Impaired Loans	Amount of Specific Allowance	Amount of Recorded Investment Net of Specific Allowance
December 31, 2001:
Impaired loans:
Secured by one- to four-family residences	$1,850	$(75)	$1,775

September 30, 2000:
Impaired loans:
Secured by one- to four-family residences	$2,056	$(88)	$1,968
Secured by commercial real estate	657	(303)	354

Total	$2,713	$(391)	$2,322

The average recorded investment in impaired loans was $1.9 million for the year ended December 31, 2001, $1.9 million for the three months ended December 31, 2000 and $2.1 million for the year ended September 30, 2000. The Company’s charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company’s method for non-accrual loans, payments received on impaired loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected.

8.    INVESTMENTS

Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included are investments in entities in which the Company owns between 20% and 50%, or in which there are other indicators of significant influence. These investments are generally accounted for using the equity method. Investments in securities in which there is a less than 20% ownership are generally carried at cost.

The carrying amounts of investments are shown below (in thousands):

	December 31, 2001	September 30, 2000
Trading securities	$87,392	$3,867
Available-for-sale investment securities	998,487	603,500
Equity method and other investments	82,744	119,917

Total investments	$1,168,623	$727,284

The Company recognized realized gains (losses) from the sale of trading securities of $16.6 million in the fiscal year ended December 31, 2001, $(2.0) million in the three months ended December 31, 2000, $4.1 million in the fiscal year ended September 30, 2000 and $1.4 million in the fiscal year ended September 30, 1999. The Company recognized no unrealized appreciation (depreciation) of trading securities in the fiscal year ended December 31, 2001, $44,000 in the three months ended December 31, 2000, $195,000 in the fiscal year ended September 30, 2000 and $(1.3) million in the fiscal year ended September 30, 1999.

The cost basis and estimated fair values of available-for-sale investment securities at December 31, 2001 and September 30, 2000 are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2001:
Corporate bonds	$884,246	$4,033	$(16,769)	$871,510
U.S. Government agency obligations	13,297	—	(1,423)	11,874
Commercial paper	750	—	—	750
Municipal bonds	67,136	143	(289)	66,990
Other debt securities	23,481	203	(267)	23,417

Total debt securities	988,910	4,379	(18,748)	974,541
Publicly traded equity securities(1)	22,205	2,557	(1,152)	23,610
Money market funds	336	—	—	336

Total	$1,011,451	$6,936	$(19,900)	$998,487

September 30, 2000:
Corporate bonds	$288,245	$2,739	$(10,117)	$280,867
U.S. Government agency obligations	33,255	18	(427)	32,846
Commercial paper	49	61	(110)	—
Municipal bonds	15,005	40	(1,099)	13,946
Other debt securities	35,979	11	(293)	35,697

Total debt securities	372,533	2,869	(12,046)	363,356
Publicly traded equity securities(1)	56,621	186,302	(2,779)	240,144
Money market funds	140	175	(315)	—

Total	$429,294	$189,346	$(15,140)	$603,500

(1)	Includes investments of $7.7 million at December 31, 2001 and $18.1 million at September 30, 2000 in mutual funds in which the Company is the sponsor.

The contractual maturities of available-for-sale debt securities at December 31, 2001 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one year	$161,299	$159,819
Due within one to five years	397,019	394,278
Due within five to ten years	216,190	216,200
Due after ten years	214,402	204,244

Total	$988,910	$974,541

Recognized gains and losses from the sales and other than temporary impairment of available-for-sale investment securities were as follows (in thousands):

	Year Ended December 31, 2001		Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Realized gains	$19,188	(1)	$4,122	$134,012	$50,700
Realized losses	(9,204	)(1)	(836)	(68)	(291)
Impairment charges	(23,997	)(2)	—	—	—

Net recognized gains (losses)	$(14,013)		$3,286	$133,944	$50,409

(1)
Realized gains of $15.7 million and losses of $1.2 million from the sales and other than temporary impairments of securities held by the Bank are included in gains on bank loans held for sale and other securities—net; other gains and losses are included in non-operating income (expense). Gross realized gains and losses from the sales of available-for-sale securities held by the Bank in the three months ended December 31, 2000 and in the fiscal years ended September 30, 2000 and 1999 were not material.

(2)
In the second quarter of fiscal 2001, the Company determined there had been an other than temporary decline in the value of its technology stocks given market conditions combined with a sustained decline in the value of some of its publicly traded equities in technology companies during the six months ended June 30, 2001. As a result, the Company wrote down the related investments to their fair market value at June 30, 2001, recognizing pre-tax losses of approximately $9.3 million in the three months ended June 30, 2001. Also included in the impairment charges are other than temporary declines in the value of a Bank-held investment security of $13.4 million, included in gains on bank loans held for sale and other securities.

Equity Method and Other Investments

Equity method and other investments consist of (in thousands):

	December 31, 2001	September 30, 2000
Equity method investments:
Joint ventures	$28,664	$30,492
Venture capital funds	17,553	50,974
Archipelago	25,274	25,658
Other investments	11,253	12,793

Total equity method and other investments	$82,744	$119,917

Equity in the net income (loss) of equity method investees and unrealized loss on venture capital funds consists of (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Joint ventures:
E*TRADE Japan K.K.	$1,543	$523	$3,404	$761
eAdvisor	(1,755)	(338)	(1,700)	—
E*OFFERING/Soundview Technology Group, Inc.	(6,646)	—	(6,391)	(8,609)
Other	684	(246)	(6,826)	(990)

Equity in losses of investments	$(6,174)	$(61)	$(11,513)	$(8,838)

Venture capital funds:
E*TRADE eCommerce Fund I	$(26,851)	$(1,543)	$3,374	$—
ArrowPath Fund II (formerly E*TRADE eCommerce Fund II)	(819)	(173)	(292)	—
Other funds	(7,046)	(4,442)	(3,818)	—

Unrealized loss on venture funds	$(34,716)	$(6,158)	$(736)	$—

In fiscal 2001, the Company recorded a $29.5 million loss for the impairment of its investments in Soundview Technology Group and eAdvisor, which is included in loss on sale of investments. In fiscal 2000, the Company recorded a $77.5 million gain upon the sale of a portion of its investment in E*TRADE Japan K.K., included in gain on sale of investments. These transactions are more fully described below.

Joint Ventures

In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which, in turn, owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As part of this transaction, the Company initially invested $7.6 million, and has advanced an additional $11.8 million to fund the development costs of the joint venture. The Company owns 49% of Enlight Holdings and E&Y owns the remaining portion. During the year ended December 31, 2001, the Company determined that, based on projected cash flows, its investment in eAdvisor was impaired. The Company recognized a $10.0 million pre-tax impairment loss on its investment in the year ended December 31, 2001, reducing its carrying value to $7.4 million at December 31, 2001.

In June 1998, the Company entered into a joint venture agreement with SOFTBANK Corporation, a related party, to form E*TRADE Japan K.K. to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in this joint venture, of which half was funded by a note from SOFTBANK. The note is payable in 567 million Yen ($4.3 million at December 31, 2001), bears interest at 1.375% and is due in January 2003. E*TRADE Japan K.K. issued shares to the public in an initial public offering in September 2000. Following E*TRADE Japan K.K.’s initial public offering, the Company sold a portion of its investment recognizing a pre-tax gain of $77.5 million, which was included in gain on sale of investments in non-operating income, reducing its ownership percentage from 42% to 32% in fiscal 2000. In fiscal 2001, E*TRADE Japan K.K. completed two additional acquisitions that resulted in a decrease in the Company’s ownership to 30%. As part of its commitment to the joint venture, the Company is required to provide a continuing level of systems support to E*TRADE Japan K.K.; the cost of such support was $4.4 million in fiscal 2001, $1.0 million in the three months ended December 31, 2000, $2.5 million in fiscal 2000 and $1.9 million in fiscal 1999. The Company does not expect development commitments under this arrangement agreement with E*TRADE Japan K.K. to be material in future periods.

Venture Funds

The Company made a $25.0 million contribution of certain equity securities to the E*TRADE eCommerce Fund, L.P. (“Fund I”) on October 1, 1999. Fund I raised an additional $75.0 million from third-party investors (including $25 million from entities associated with Softbank Corp. and $4.5 million from certain executive officers and directors). Fund I invests in early to mid-stage companies that are focused on enterprise technologies, particularly in the networking, storage, infrastructure, tools and applications markets. Fund I is managed by its General Partner, ArrowPath Ventures I, LLC (the “General Partner I”). Christos M. Cotsakos, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and Thomas A. Bevilacqua, the Company’s Chief Strategic Investment Officer, are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner receives an annual management fee of 1.75% of the total committed capital of the fund. The management fee is paid in its entirety to the Company and is used to offset the costs and expenses of its corporate development/strategic investment group. In addition, to the extent that Fund I generates profits, 20% are allocated to the General Partner as a carried interest. As a member of the General Partner, the Company is entitled to receive 50% of such amount provided that up to one-fifth of the Company’s interest can be allocated by the managing members to Company personnel.

In October 2001, the Company amended its agreement in Fund I, whereby it increased the Company’s capital commitment by $7.5 million and modified the order in which Fund I distributions are to occur. The change provides for cash contributing partners to receive priority in distribution until they reach a 15% annual rate of return on their initial investment; the securities contributing partners would then receive a 15% annual rate of return, additional distribution amounts, if any, would be allocated proportionately to all limited partners. The Company contributed primarily securities to Fund I and with respect to this contribution, will be entitled to distributions behind the cash-contributing partners of Fund I, which include certain of our executive officers and directors, as well as several independent third parties. As a result of this amendment, the Company recorded an additional equity loss of $11.1 million. The Company has no obligation to advance additional amounts to Fund I.

The Company made a $50.0 million capital commitment to the ArrowPath Fund II (“Fund II”) as of June 16, 2000, of which $1.0 million was paid during the year ended September 30, 2000 and $2.5 million was paid during the year ended December 31, 2001. Fund II has committed capital of approximately $215.0 million, with all capital in excess of the E*TRADE contributions being raised from third parties. Fund II invests in early to mid-stage information technology companies. Fund II is managed by its General Partner, ArrowPath Ventures II, LLC (“General Partner II”). The Chairman of the Board of Directors and Chief Executive Officer of the Company and the Company’s Chief Strategic Investment Officer are the managing members of General Partner II. The Company is a non-managing member of General Partner II. General Partner II receives an annual management fee of 1.75% of the total committed capital which is used to pay the ongoing expenses of managing Fund II. In addition, to the extent that Fund II generates capital gain, 25% is allocated to General Partner II as a carried interest. As a member of General Partner II, the Company is entitled to receive 27% of such amount with the balance allocated to the investment professionals dedicated to activities of Fund II and to the managing members of General Partner II which include certain of our executive officers. At December 31, 2001, the Company’s outstanding capital funding commitment to Fund II was $46.5 million.

The Funds have a December 31 fiscal year end. The following table presents summarized combined financial data for the Fund I and Fund II (in thousands):

	Years Ended December 31,
	2001	2000	1999
Statement of operations data:
Investment income	$361	$220	$11
Unrealized gain (loss) on investments	(28,784)	(66,049)	73,462
Realized loss on investments	(20,854)	—	—
Management fees	5,353	3,354	439
Other expense	264	157	114

Net income (loss)	$(54,894)	$(69,340)	$72,920

	December 31,
	2001	2000
Balance sheet data:
Cash	$1,458	$2,815
Investments (at estimated fair market value)	57,382	90,299
Other assets	167	5

Total assets	$59,007	$93,119

Accrued management fees	$6,427	$3,793
Other liabilities	70	253
Partners’ capital—E*TRADE	7,907	26,641
Partners’ capital—other limiteds	44,603	62,432

Total liabilities and partners’ capital	$59,007	$93,119

The Company also has limited partnership interests in two other unrelated venture capital funds, one of which is sponsored by SOFTBANK Corp. At December 31, 2001, the Company had funding commitments to these funds totalling $4.0 million.

E*OFFERING Corp/SoundView Technology Group, Inc.

At September 30, 2000, E*TRADE owned a 23.6% investment in E*OFFERING Corp., a full service, Internet-based investment bank (“E*OFFERING”). On October 16, 2000, SoundView Technology Group, Inc., formerly known as Wit SoundView Group, Inc. (“Wit”), completed the acquisition of E*OFFERING. Under the terms of the E*OFFERING acquisition agreement, the Company received approximately 5.3 million shares of Wit common stock and warrants, which were immediately exercisable to purchase Wit common stock of approximately 535,000 shares for $5.99 per share expiring in February 2001 and 1.8 million shares for $0.60 per share expiring in January 2005, as well as the right to name one representative to Wit’s Board of Directors. The warrants to purchase approximately 535,000 shares of Wit common stock expired unexercised in February 2001 and the Company did not exercise any of the warrants to purchase approximately 1.8 million shares. Concurrently with this agreement, the Company and Wit entered into a Strategic Alliance Agreement with Wit, (“Strategic Alliance Agreement”). Pursuant to the terms of the Strategic Alliance Agreement, the Company acquired Wit’s retail brokerage business, received approximately 4.0 million shares of Wit common stock and a warrant to purchase up to 2.0 million shares of Wit common stock for $10.25 per share as consideration for naming Wit to be the exclusive source of initial public offerings and entering into certain arrangements concerning follow-on offerings, investment banking products and secondary market-making services. The Strategic Alliance Agreement had a total term of five years. The fair value of the consideration for the Strategic Alliance Agreement was recorded as deferred revenue and amortized to other revenue over the term of the

Strategic Alliance Agreement. In a related transaction, the Company also purchased 2.0 million shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company held an approximate 10% ownership interest in Wit, and accounted for its investment under the equity method.

Effective August 20, 2001, the Company entered into a Termination Agreement and General Release with Wit (“Termination Agreement”). Pursuant to the terms of the Termination Agreement, the Company and Wit terminated the Strategic Alliance Agreement in its entirety and entered into a new business relationship. In consideration of the Termination Agreement, the Company transferred to Wit 9.3 million shares of Wit common stock, warrants to purchase 1.8 million shares of Wit common stock at a price of $0.60 per share, and warrants to purchase 2.0 million shares of Wit common stock at $10.25 per share. The fair value of the shares and warrants transferred to Wit was $16.5 million, which has been recorded as a reduction to other revenues, offsetting the recognition of $17.8 million in remaining deferred revenues relating to the termination of the Company’s Strategic Alliance Agreement. Subsequent to entering into the Termination Agreement, the Company sold its remaining investment in Wit, comprised of 2.3 million shares of Wit common stock, to a related party at fair market value for cash of $3.8 million. The Company recognized a $19.8 million loss on its investment in Wit, reflecting the difference between the fair value and the carrying value of the securities as of the date of these transactions.

Other Investments

The Company has also made investments in non-public, venture capital-backed high technology companies with which it does business and which provide Internet-based services. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method.

9.    PROPERTY AND EQUIPMENT—NET

Property and equipment—net consists of the following (in thousands):

	December 31, 2001	September 30, 2000
Equipment and transportation	$194,542	$194,787
Software	245,693	157,753
Leasehold improvements	96,244	70,394
Land and buildings	32,688	36,452
Furniture and fixtures	10,098	10,230

	579,265	469,616
Less accumulated depreciation and amortization	(247,541)	(135,354)

Total property and equipment—net	$331,724	$334,262

Included in property and equipment are gross capital leases of $45.1 million as of December 31, 2001 and $37.0 million as of September 30, 2000. Total accumulated amortization of these leases as of December 31, 2001 was $29.5 million and $11.7 million as of September 30, 2000.

10.    OTHER ASSETS

Other assets consists of the following (in thousands):

	December 31, 2001	September 30, 2000
Deferred tax assets (see Note 16)	$165,501	$20,518
Accrued interest receivable	106,395	58,601
Fair value of financial derivative instruments (see Note 24)	119,619	—
Building deposit (see Note 22)	71,888	72,689
Federal Home Loan Bank (“FHLB”) Stock	56,525	83,300
Secured related party notes receivable (see Note 11)	16,010	—
Other	144,544	73,563

Total other assets	$680,482	$308,671

11.    RELATED PARTY TRANSACTIONS

The Company has entered into the following lending and related party transactions with its officers (in millions):

Individual	Original		Balance December 31,	Description
	Date	Amount	2001
CEO	11/00	$15.0	$—	6.09% five-year loan, secured by real estate (1)
	6/01	$12.5	$12.5	5.75% one-year full recourse loan for stock and related taxes (2)
	5/00	$14.4	$14.4	5.75% full recourse loan due 11/02 for stock and related taxes (2)
Director	9/01	$4.1	$—	3.82% short-term loan, repaid 10/01
	12/00	$15.0	$14.0	6.09% ten-year loan, secured by equity investments and real property
Current officers	6/00	$4.2	$4.2	5.75% full recourse loan due 11/02 for stock and related taxes (2)
Former officers	2/00	$1.6	$1.6	6.20% two-year relocation loan (3)(4)
	4/00	$4.0	$—	6.80% five-year relocation loan (3)(5)
	5/00	$4.2	$—	6.40% five year relocation loan (3)(6)
	5/01	$2.0	$—	4.25% one-year loan, repaid 10/01
Various		$0.9	$0.3	5.75% full recourse loan due 11/02 for stock and related taxes (2)

(1)
In connection with the renegotiation of the Company’s employment contract with its Chairman and CEO and as part of other contractual renegotiations undertaken by the Company, in August 2001 the Company cancelled this note and agreed to reimburse $15.2 million dollars in related taxes in return for the elimination of certain benefits contained in the CEO’s employment agreement. This action also had the effect of eliminating the Company’s contractual obligation to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement in the consolidated statement of operations.

(2)
During fiscal year 2000 the Company adopted a program pursuant to which the Company has made loans to executive officers to facilitate their purchase and holding of shares of the Company’s stock. Since May of 2000, the Company made loans to six executive officers of the Company under this program. The executive officers who participated in this program exercised and held the option shares purchased with the proceeds of the loans. Loans typically have a term of one year; during fiscal 2001, the Company extended the term of loans made in 2000 by one year and adjusted interest rates to applicable federal rates. Stock related loans are shown as a deduction from shareowners’ equity in the consolidated balance sheets and are reflected as shareowners notes receivable.

(3)
During fiscal year 2000, the Company adopted a home loan/home lease plan to assist executives relocating to the Silicon Valley from other areas of the country. Under this program, the Company made loans to certain executives for the sole purpose of purchasing a home in the Silicon Valley and the Company leased properties to certain other executives. All loans were made at the applicable federal interest rate and all leases were at fair market value.

(4)	This loan was made pursuant to the Company’s home loan/home lease program discussed above. It was repaid in full in March 2002.

(5)
This loan was made pursuant to the Company’s home loan/home lease program discussed above. This loan was due in December 2002. The loan was satisfied when the former executive returned restricted stock to the Company and agreed to forego other consideration otherwise due to him.

(6)
This loan was made pursuant to the Company’s home loan/home lease program discussed above. This loan was due in December 2002. The loan was partially satisfied ($2.9 million) in cash and the remainder was satisfied in exchange for release of obligations owing to the former executive.

During fiscal 2001 and fiscal 2000, a wholly-owned subsidiary of the Company purchased a total of four residential properties that it leases to certain of its executive officers with options to buy. The Company recorded rental income of $152,000 for the fiscal year ended December 31, 2001, $40,000 for the three months ended December 31, 2000 and $12,000 for the fiscal year ended September 30, 2000 related to these properties. Rental income is recorded in other income. During 2001, the Company sold one of these properties, incurring a loss of $2.9 million. The Company is currently in contract to sell two of the remaining properties and has recorded a $1.0 million loss based on the contract price. In the event that these contracts are closed, the realized loss will be approximately $0.3 million on one property and approximately $0.7 million on the other property, which had been purchased in fiscal 2000 from an entity controlled by the Chairman and CEO; however, although under no legal or contractual obligation to do so, that entity has agreed to pay to the Company an amount equal to the full market loss on the property.

The Company has entered into management retention agreements and/or employment agreements with its key executive officers. These agreements provide for annual base salary compensation, as well as stock option acceleration, loan forgiveness, tax reimbursements, and severance payments in the event of termination of employment under defined circumstances within 18 months following a change in the Company’s control, or in some circumstances, solely in the event of termination. Base salaries are subject to adjustments according to the individual’s and the Company’s financial performance.

In the normal course of business, E*TRADE has transactions with companies that are considered related parties. As of December 31, 2001, SOFTBANK Corporation held more than 10% of the Company’s outstanding common stock and has a representative on the Company’s Board of Directors. SOFTBANK is the majority owner of E*TRADE Japan and is an investor in venture capital funds sponsored by the Company, as more fully described in Note 8. The Company repurchased stock from SOFTBANK during the year at a discount from market price, as more fully disclosed in Note 18. A member of the Company’s Board of Directors is an executive officer of Fox Entertainment Group and the Company’s Chairman and CEO is on Fox’s Board of Directors. The Company purchased advertising services from Fox of $1.6 million in fiscal year 2001, $9.8 million in the three months ended December 31, 2000, $11.4 million in fiscal year 2000 and $14.3 million in fiscal year 1999. These services were purchased through third-party advertising agencies.

12.    BANKING DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted Average Rate		Amount		Percent
	December 31, 2001	September 30, 2000	December 31, 2001	September 30, 2000	December 31, 2001	September 30, 2000
Checking accounts, interest-bearing	1.44%	3.68%	$216,391	$136,669	2.7%	2.9%
Checking accounts, non-interest-bearing	—	—%	23	627	—	—
Money market	2.78%	4.84%	2,640,366	395,773	32.7	8.4
Passbook savings	2.99%	2.48%	268	477	—	—
Certificates of deposit	5.28%	6.32%	5,225,811	4,096,522	64.6	86.8
Brokered callable certificates of deposit	—%	6.43%	—	91,733	—	1.9

Total			$8,082,859	$4,721,801	100.00%	100.00%

Banking deposits, classified by rates at December 31, 2001 and September 30, 2000 are as follows (in thousands):

	December 31, 2001	September 30, 2000
Less than 4%	$3,939,997	$139,973
4–5.99%	2,219,535	687,983
6–7.99%	1,923,269	3,868,892
8–9.99%	57	24,941
Greater than 10%	1	12

Total	$8,082,859	$4,721,801

At December 31, 2001, scheduled maturities of certificates of deposit are as follows (in thousands):

	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5+ Years	Total
Less than 4%	$981,550	$84,014	$17,590	$292	$240	$17	$1,083,703
4–5.99%	1,713,363	238,328	172,578	863	87,743	6,256	2,219,131
6–7.99%	1,335,751	222,003	132,418	214,440	5,080	13,227	1,922,919
8–9.99%	54	—	3	—	—	—	57
Greater than 10%	1	—	—	—	—	—	1

Total	$4,030,719	$544,345	$322,589	$215,595	$93,063	$19,500	$5,225,811

The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $1.0 billion at December 31, 2001 and $590.4 million at September 30, 2000.

At December 31, 2001, scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 are as follows:

Certificates of Deposit
(in thousands)
Three months or less	$254,696
Three through six months	204,979
Six through twelve months	335,282
Over twelve months	163,781

Total	$958,738

Interest expense on deposits in the fiscal year ended December 31, 2001, the three months ended December 31, 2000, and the fiscal years ended September 30, 2000 and 1999 are summarized as follows (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Money market	$65,047	$5,388	$16,435	$12,206
Passbook savings	12	3	12	17
Checking	4,872	1,247	2,501	688
Certificates of deposit	351,133	74,933	178,800	66,477
Brokered callable certificates of deposit	1,810	1,422	5,825	4,450

Total	$422,874	$82,993	$203,573	$83,838

Accrued interest payable on deposits is $1.5 million at December 31, 2001 and $2.9 million at September 30, 2000.

13.    BORROWINGS BY BANK SUBSIDIARY

Borrowings by Bank subsidiary are comprised of FHLB advances and securities sold under agreements to repurchase (“REPOs”) and other short-term borrowings. The maturities of borrowings by Bank subsidiary at December 31, 2001 are shown below (dollars in thousands):

	FHLB Advances December 31, 2001	Repurchase Agreements and Short-Term Borrowings December 31, 2001	Total December 31, 2001	Weighted Average Interest Rate
Due in Fiscal:
2002	$506,300	$3,129,140	$3,635,440	2.06%
2003	200,000	135,000	335,000	2.22%
2005	50,000	—	50,000	6.88%
2006	100,000	—	100,000	1.90%
2007—Thereafter	50,000	—	50,000	6.96%

Total borrowings by bank subsidiary	$906,300	$3,264,140	$4,170,440

The Bank subsidiary has $806.3 million floating rate and $100 million fixed rate advances at December 31, 2001. The floating rate advances adjust daily to the Federal Funds Rate or quarterly based on the London InterBank Offering Rate (“LIBOR”) rate. The advances were collateralized in accordance with the “Advances, Specific Collateral Pledge and Security Agreement” with the FHLB, executed September 10, 1980. Under this agreement, the Bank is required to maintain qualified collateral equal to 110 to 115 percent of the Bank’s FHLB advances, depending on the collateral type. As of December 31, 2001, and September 30, 2000, the Bank secured these advances with an assignment of specific mortgage loan collateral from its loan portfolio and with mortgage-backed securities. The one- to four-family first- mortgage whole loans and mortgage-backed securities pledged as collateral totaled approximately $3.5 billion at December 31, 2001 and $2.6 billion at September 30, 2000. The Bank is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB at least equal to the greater of one percent of the unpaid principal balance of its residential mortgage loans, one percent of 30 percent of its total assets or one-twentieth of its outstanding advances from the FHLB.

Information concerning borrowings under fixed- and variable- rate coupon repurchase agreements and other short-term borrowings is summarized as follows (in thousands):

	December 31, 2001	September 2000
Weighted average balance during the year (calculated on a daily basis)	$3,180,272	$1,471,435
Weighted average interest rate during the year (calculated on a daily basis)	5.94%	6.39%
Weighted average interest rate at year-end	1.89%	6.71%
Maximum month-end balance during the year	$4,162,231	$2,173,410
Balance at year-end	$3,264,140	$1,894,000
Mortgage-backed securities underlying the repurchase agreements as of the end of the year:
Carrying value, including accrued interest	$3,001,445	$1,951,950
Estimated market value	$2,986,949	$1,933,630

The Company enters into sales of securities under agreements to repurchase similar securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes, and the obligations to repurchase securities sold are reflected as borrowings by Bank subsidiary in the consolidated balance sheet. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. If the counterparty in a repurchase agreement were to fail, the Company might incur an accounting loss for the excess collateral posted with the counterparty. As of December 31, 2001, there were no counterparties with which the Company’s amount at risk exceeded 10% of the Company’s shareowners’ equity. Included in repurchase agreements and other short-term borrowings at December 31, 2001 are $371 million of overnight and other short-term borrowings from the Federal Reserve Bank in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company has pledged $502 million of securities and mortgage loans to secure these borrowings.

14.    ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES AND SHORT-TERM FUNDING

Accounts payable, accrued and other liabilities consist of the following (in thousands):

	December 31, 2001	September 30, 2000
Fair value of financial derivative instruments (see Note 24)	$253,342	$—
Accrued expenses	186,758	156,740
Other short-term borrowing arrangements	33,050	27,480
Restructuring accrual (see Note 3)	89,543	—
Accounts payable	33,683	8,076
Capital lease obligations	18,209	26,903
Other	203,879	137,127

	$818,464	$356,326

The principal source of financing for E*TRADE Securities’ margin lending activity is cash balances in customers’ accounts and financing obtained from other broker-dealers through E*TRADE Securities’ stock loan program. E*TRADE Securities, also maintains financing facilities with banks totaling $275.0 million to finance margin lending. There were no borrowings outstanding under these lines at December 31, 2001 and September 30, 2000.

During the year ended December 31, 2001, the Company obtained term loans from financial institutions, which are collateralized by equipment owned by the Company. Borrowings under these term loans bear interest at 3.0% to 3.25% above LIBOR (4.876% to 5.126% at December 31, 2001). The Company had $15.0 million outstanding under these term loans at December 31, 2001.

In November 2001, the Company renewed a $50 million line of credit under an agreement with a bank that expires in October 2002. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (total of 2.226% at December 31, 2001). The Company had no borrowings outstanding under this line of credit at December 31, 2001.

15.    SUBORDINATED DEBT

On May 29, 2001, the Company completed a private offering of an aggregate principal amount of $325 million of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes. Had these securities been issued at the beginning of the fiscal year, the additional interest expense and issuance costs associated with the securities would have increased the reported basic and diluted net loss per share to $0.75 for fiscal year 2001.

On February 7, 2000, the Company completed a private offering of an aggregate principal amount of $500 million of convertible subordinated notes due February 2007. On March 17, 2000, the initial purchasers exercised an option to purchase an additional $150 million of the notes. The notes are convertible, at the option of the holder, into a total of 27,542,373 shares of our common stock at a conversion price of $23.60 per share. The notes bear interest at 6%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. We used $145.0 million of the $631.3 million in net proceeds to pay the outstanding balance on a $150 million line of credit, which was subsequently dissolved in February 2000. Costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. Through December 31, 2001, approximately $5.1 million had been amortized as interest expense and $0.2 million removed in connection with the extinguishment of the $214.8 million of debt described below.

In February 1997, ETFC sold $29.9 million of units consisting of $13.7 million in 9.5% senior subordinated notes with 198,088 detachable warrants, $16.2 million in 4.0% convertible preferred stock, par value $0.01 (the “Preferred Stock”), and rights to 205,563 contingent warrants. The non–contingent warrants, which in total entitle the bearers to purchase 831,969 shares of E*TRADE common stock, are exercisable at $2.26 per share with an expiration date of February 28, 2005. The Preferred Stock converted to 5,038,906 shares of common stock upon consummation of ETFC’s equity offering on July 28, 1998. The contingent warrants, which in total entitle the bearers to purchase 215,841 shares of E*TRADE common stock, may be exercised upon a change of control or at any time after February 19, 2002. In June 1999, the Company redeemed all of the outstanding $13.7 million face amount of subordinated debt at par. ETFC wrote off the remaining unamortized discount as an extraordinary loss on the early extinguishment of debt, totaling approximately $691,000, net of tax.

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

Extraordinary Gain (Loss) on Early Extinguishment of Debt

The Company recorded an extraordinary gain (loss) on early extinguishment of debt of $29.3 million, (or $0.08 per basic and diluted share) in the fiscal year ended December 31, 2001, none in the three months ended December 31, 2000, none in the fiscal year ended September 30, 2000 and $(2.0 million) in fiscal year ended September 30, 1999. In the fiscal year ended December 31, 2001, extraordinary gain on early extinguishment of debt of $29.3 million (net of tax expense of $19.5 million) included a $36.0 million gain (net of tax expense of $24.0 million) from the retirement of $214.8 million of the Company’s 6% convertible subordinated notes in exchange for approximately 19.2 million shares of the Company’s common stock and $15.3 million in cash, offset by a $6.7 million loss (net of tax benefit of $4.5 million) recorded as a result of the early redemption of $827.0 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions. In fiscal 1999, ETFC redeemed all of its subordinated debt. ETFC wrote off both the related premium and the remaining discount as the extraordinary loss on the early extinguishment of debt, totaling approximately $2.0 million, net of tax.

16.    INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Current:
Federal	$160	$—	$18,857	$6,133
Foreign	(2,099)	(883)	7,571	254
State	1,629	100	4,086	1,110

Total current	(310)	(783)	30,514	7,497

Deferred:
Federal	(23,670)	4,216	41,144	(30,522)
State	(15,954)	(1,528)	13,820	(8,263)

Total deferred	(39,624)	2,688	54,964	(38,785)

Income tax expense (benefit)	$(39,934)	$1,905	$85,478	$(31,288)

The components of pre-tax income (loss) before minority interest in subsidiaries are as follows (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Domestic	$(263,599)	$14,143	$116,573	$(84,027)
Foreign	(46,656)	(10,914)	(12,124)	621

Total pre-tax income (loss)	$(310,255)	$3,229	$104,449	$(83,406)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets (liabilities) are as follows (in thousands):

	December 31, 2001	September 30, 2000
Deferred tax assets:
Reserves and allowances	$3,281	$4,013
Basis difference in investments	52,494	(43,511)
Net operating loss carryforwards	113,882	57,232
Depreciation and amortization	6,324	1,543
Deferred compensation	31,369	3,146
Capitalized technology development	10,161	7,433
Provision for loan loss	7,032	3,591
Undistributed earnings in subsidiaries	8,199	5,563
Alternative minimum tax credit	1,840	1,680
Restructuring reserve and related writedowns	79,704	—
Other	5,947	3,455

Total deferred tax assets	320,233	44,145

Deferred tax liabilities:
Internally developed software	(29,598)	(2,857)
Acquired intangibles	(45,390)	(6,746)
Purchased software	(3,024)	(3,024)
Other	(7,322)	(463)

Total deferred tax liabilities	(85,334)	(13,090)
Valuation allowance	(69,398)	(10,537)

Net deferred tax asset	$165,501	$20,518

The Company recorded a valuation allowance of $69.4 million at December 31, 2001 and $10.5 million at September 30, 2000 for the deferred tax assets, as full realization of domestic capital loss carryforwards and net operating loss carryforward in certain foreign countries are not expected.

The effective tax rates differed from the federal statutory rates as follows:

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Federal statutory rate	(35.0)%	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(2.9)	0.8	5.8	(5.9)
Nondeductible acquisition costs	0.1	6.8	12.6	3.3
Nondeductible compensation	3.3	—	—	—
Tax-exempt interest	—	—	(0.3)	(1.7)
Difference between statutory rate and foreign effective tax rate	6.5	156.3	10.3	(44.2)
Amortization of goodwill	2.9	(9.0)	7.4	0.7
Change in valuation allowance	11.7	(119.0)	8.5	—
E*TRADE Technologies—tax benefit of losses not recognized	—	—	—	44.4
Other	0.5	(11.9)	2.5	0.9

Effective tax rate	(12.9)%	59.0%	81.8%	(37.5)%

The Company has not provided deferred income taxes on approximately $22.2 million of undistributed earnings in its foreign subsidiaries at December 31, 2001, as it is the Company’s intention to permanently reinvest such earnings.

At December 31, 2001, the Company had net operating loss carry forwards of approximately $298.5 million for federal income tax purposes. These carry forwards expire through 2021. The extent to which the loss carry forwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

17.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

ETFC has raised capital through the formation of trusts, which have sold trust preferred stock in the capital markets. The proceeds from the sale of these securities by the trusts have been used to purchase subordinated debentures issued by ETFC. The trust obligations are guaranteed by ETFC. ETFC contributed the proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution.

Subsidiary Issuer	Mandatorily Redeemable Preferred Capital Security	December 31, 2001	September 30, 2000
		(in thousands)

ETFC Capital Trust III	Floating Rate Capital Securities due 2031	$14,587	$—

ETFC Capital Trust II	10.25% Fixed Rate Capital Securities due 2031	4,826	—

EFTC Capital Trust I	Floating Rate Capital Securities due 2031	19,365	—

TeleBanc Capital Trust II	9.0% Fixed Rate Beneficial Unsecured Securities due 2028	22,125	22,078

TeleBanc Capital Trust I	11.0% Fixed Rate Capital Securities due 2027	8,600	8,569

Total mandatorily redeemable preferred securities		$69,503	$30,647

18.    SHAREOWNERS’ EQUITY

Shares Exchangeable into Common Stock

In August 2000, EGI Canada Corporation issued approximately 9,354,000 Exchangeable Shares in connection with the Company’s acquisition of E*TRADE Technologies (see Note 4). Holders of Exchangeable Shares have dividend, voting and other rights equivalent to those of E*TRADE’s common shareowners. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for E*TRADE common stock. The Company may redeem all outstanding Exchangeable Shares for E*TRADE common stock after August 23, 2005 or earlier under certain circumstances.

In the fiscal year ended December 31, 2001, 2,276,000 shares were converted, in the three months ended December 31, 2000 1,518,000 shares were converted, and 3,734,000 shares were converted in the fiscal year ended September 30, 2000. At December 31, 2001, approximately 1,826,000 Exchangeable Shares were outstanding.

Stock Issuances

Prior to being acquired by the Company, ETFC sold 10,867,500 shares of common stock to the public at an offering price of $6.90 in fiscal year 1999 and E*TRADE Technologies raised aggregate net proceeds of $30.7 million in a public offering in Canada in fiscal year 1999.

Stock Repurchase

In fiscal 2001, we repurchased and retired approximately 37.5 million shares of common stock for an aggregate purchase price of approximately $239.1 million. Of the 37.5 million shares repurchased, 30.5 million shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001 authorizing us to repurchase up to 50.0 million shares of common stock. The remaining 7 million shares were repurchased in an earlier transaction approved by our Board of Directors. Pursuant to the stock buyback program approved by the Board, we remain authorized to repurchase up to 19.5 million additional shares of common stock. Of the 37.5 million shares of our common stock repurchased and retired, approximately 27.0 million shares were purchased in two private transactions with SOFTBANK Corporation, a significant shareowner of E*TRADE Group. These shares were purchased for approximately $183.6 million, including 20.0 million shares purchased at a price of $7.28 per share, which represented a discount from the market price on the day of sale.

Stock Option Plans

The Company’s stock option plans provide for the grant of nonqualified or incentive stock options to officers, directors, key associates and consultants for the purchase of shares of the Company’s common stock at a price determined by the board of directors at the date the option is granted. The options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant.

In July 1996, the shareowners of the Company approved the 1996 Stock Incentive Plan (the “1996 Plan”) and reserved 16,000,000 shares of common stock for future grants. In addition, all shares then currently reserved to the predecessors to the 1996 Plan were incorporated into the 1996 Plan. The 1996 Plan was subsequently amended by the shareowners to increase the maximum number of shares of common stock authorized for issuance under the plan to 85,399,992 shares. At their meeting held December 21, 2000, the shareowners also authorized an additional amendment to the 1996 Plan to automatically increase the number of shares available to be issued in the 1996 Plan in each of the four years beginning 2002 by a number of shares equal to 5% of the number of shares of common stock of the Company outstanding on the last trading date of December of the immediately preceding year. As of January 1, 2002, 17,279,624 shares were added to the 1996 Stock Plan pursuant to this amendment, called an “evergreen provision”, for a total of 102,779,616 shares authorized under the Plan.

The 1996 Plan is divided into five components: the Discretionary Option Grant Program, the Salary Investment Option Grant Program, the Stock Issuance Program, the Automatic Option Grant Program and the Director Fee Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible associates. The Salary Investment Option Grant Program allows executive officers and other highly compensated associates the opportunity to apply a portion of their base salary to the acquisition of special below-market stock option grants. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. The Director Fee Option Grant Program provides each non-associate Board member the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market stock option grant. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-associate members of the board of directors to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date. The Salary Investment Option Grant Program and the Director Fee Option Grant Program have each been activated for the first time to allow for the granting of such options in fiscal year 2001. The Company has also assumed option plans as a result of several acquisitions during the year. No additional grants will be made under these plans.

A summary of stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1998	38,705	$3.88
Granted	10,811	$10.67
Exercised	(8,020)	$2.25
Canceled	(1,410)	$8.57

Outstanding at September 30, 1999	40,086	$7.59
Granted	16,438	$20.71
Exercised	(9,747)	$4.25
Canceled	(6,796)	$15.28

Outstanding at September 30, 2000	39,981	$12.50
Granted	9,088	$8.20
Exercised	(1,131)	$3.22
Canceled	(1,751)	$15.28

Outstanding at December 31, 2000	46,187	$11.78
Granted	14,281	$6.67
Exercised	(7,218)	$3.18
Canceled	(7,135)	$14.97

Outstanding at December 31, 2001	46,115	$11.05

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 31, 2000	Year Ended September 30, 1999
Options available for grant	18,703	32,560	4,261	20,394
Options exercisable	23,231	20,959	16,799	11,798
Options exercisable weighted average exercise price	$11.68	$9.62	$9.57	$3.95

During fiscal 2001, approximately 180,000 stock options were granted below fair market value through the Salary Investment Option Grant Program. The expense recorded for the estimated fair value of the options was $900,000. During fiscal 2000, 500,000 stock options were granted below fair market value outside the 1996 Plan. Such options were immediately vested. Accordingly, the Company recorded expense of $4.9 million for the estimated fair value of these options. In fiscal 2000, the weighted average fair value of these options were $13.55 and the weighted average exercise price was $13.00. These options expire at various dates in 2009 and 2010. As of December 31, 2001, 400,000 of these options were unexercised and cancelled.

Also included in the above table as of December 31, 2001 are warrants issued and outstanding which were issued outside the 1996 Plan. Among these issuances were grants to two consultants at $4.25 per share during fiscal 1999. Such warrants were immediately vested. Accordingly, the Company recorded expense of $2.2 million for the estimated fair value of these options.

On October 22, 1998, the Company implemented an option cancellation/regrant program pursuant to which associates who held outstanding stock options with an exercise price in excess of $4.25 per share were able to cancel the previously issued options and receive the same number of new options at an exercise price of $4.25, the closing price of the Company’s common stock on October 22, 1998. Each new option has a maximum term of ten years, subject to earlier termination upon the optionee’s cessation of service, and will become exercisable in a series of four successive equal annual installments over the optionee’s period of continued service, which the Company measured from October 22, 1998, the re-grant date. Options covering a total of 14,422,604 shares of the Company’s common stock were cancelled and regranted under the program. The cancellation and regranting of such shares has been excluded from the stock option activity schedule above.

The following table summarizes information on outstanding and exercisable stock options as of December 31, 2001:

	Options Outstanding			Options Exercisable
	Number Outstanding (in thousands)	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.10–$5.10	11,903	7.02	$3.94	7,294	$3.43
$ 5.19–$7.09	13,792	8.78	$6.59	6,168	$6.64
$ 7.20–$15.57	9,688	8.80	$10.94	3,239	$11.97
$15.60–$30.00	10,359	7.93	$24.15	6,317	$24.97
$30.39–$58.19	373	7.57	$41.06	213	$41.33

$ 0.10–$58.19	46,115	8.13	$11.05	23,231	$11.68

Stock Purchase Plan

In July 1996, the shareowners of the Company approved the 1996 Stock Purchase Plan (the “Purchase Plan”), and reserved 2,600,000 shares of common stock for sale to associates at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods. At December 31, 2001, 113,712 shares were available for purchase under the Purchase Plan.

Additional Stock Plan Information

As permitted by SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs on grants to associates. If the Company had elected to recognize compensation cost based on the fair value of the option granted at the grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share, basic and diluted, would have been reduced (increased) to the pro forma amounts shown below (in thousands, except per share amounts):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
As Reported
Net income (loss)	$(241,532)	$1,353	$19,152	$(56,769)
Income (loss) per share—basic	$(0.73)	$0.00	$0.06	$(0.21)
Income (loss) per share—diluted	$(0.73)	$0.00	$0.06	$(0.21)

Pro Forma
Net loss	$(316,485)	$(24,338)	$(108,913)	$(131,877)
Loss per share—basic	$(0.95)	$(0.08)	$(0.36)	$(0.48)
Loss per share—diluted	$(0.95)	$(0.08)	$(0.36)	$(0.48)

The Company’s calculations were made using the minimum value method and Black-Scholes option-pricing models with the following weighted average assumptions applied to grants made in the fiscals:

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Dividend yield	—	—	—	—
Expected volatility	74%	87%	85%	105%
Risk-free interest rate	5%	6%	6%	6%
Expected life of option following vesting (in months)	32	18	17	12

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

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 were $4.14 for the fiscal year ended December 31, 2001, $4.60 for three months ended December 31, 2000, $12.78 for the fiscal year ended September 30, 2000 and $8.41 for the fiscal year ended September 30, 1999.

Employee Stock Ownership Plan

ETFC sponsored an Employee Stock Ownership Plan (“ESOP”). The ESOP previously borrowed from ETFC and used the proceeds to acquire common stock. The ESOP shares initially were pledged as collateral for its debt to ETFC. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral were reported as unearned ESOP shares in the balance sheet. As shares were released from collateral, the Company reports compensation expense equal to the current market price of the shares. During fiscal year 2001, the ESOP repaid all amounts due ETFC and released all remaining unearned shares to ETFC’s employees. The ESOP owned the Company’s common stock of approximately 538,000 shares as of December 31, 2001 and 688,791 shares as of September 30, 2000, with all of the shares allocated as of December 31, 2001 and 614,722 shares allocated as of September 30, 2000. The fair value of unearned shares held by the ESOP was $3.6 million as of September 30, 2000. Compensation expense was $1.0 million for the year ended December 31, 2001, $75,000 for the three months ended December 31, 2000, $1.8 million for the fiscal year ended September 30, 2000 and $3.3 million for the fiscal year ended September 30, 1999. The Company has filed a request with the IRS to terminate the plan and expects the plan to terminate during fiscal year 2002.

Deferred Stock Compensation

In April 2001, in connection with the issuance of 4.7 million shares of restricted common stock to an executive officer of the Company, the Company recorded deferred stock compensation of $24.4 million, the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over five years, the period in which restrictions are removed on the related shares of restricted common stock.

Additionally, in fiscal 2001, in connection with the issuance of 1.4 million shares of restricted common stock to certain executive officers, the Company recorded deferred stock compensation of $12.9 million (net of cancellations of $2.4 million), the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over the period in which restrictions are removed on the related shares of restricted common stock, generally four years.

Amortization of deferred stock compensation for the year ended December 31, 2001 was $9.1 million.

19.    ASSOCIATE BENEFIT PLANS

Effective January 1, 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan (the “SERP”), for certain executive officers. The purpose of the SERP is to attract, retain and motivate certain executive officers of the Company who provide valuable services to the Company and to provide those officers with flexibility to meet their retirement and estate planning needs. Funding of the SERP by the Company is discretionary. Contributions to the SERP, if any, are due at the beginning of each fiscal year and are deposited into a Rabbi Trust, to which the Company retains ownership until participant benefits vest and are distributed. With the exception of the Company’s Chief Executive Officer, whose benefits vest immediately, no portion of a participant’s benefits will become vested unless the individual has participated in the plan for at least five years. Fifty percent of participation benefits vest after five years of participation in the SERP with the remaining benefits vesting over the next five years of participation. In January 2001, the Company made an additional contribution of $12.1 million to the SERP and recognized related compensation expense over the vesting period for participating individuals. The Company recognized $24.5 million in compensation expense related to the SERP during the year ended December 31, 2001, which includes the amounts actually contributed to the plan in fiscal year 2001 plus amounts accrued for the vested portion of the January 1, 2002 contribution under the plan.

The Company has a 401(k) salary deferral program for eligible associates who have met certain service requirements. The Company matches certain associate contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $5.9 million for the year ended December 31, 2001, $0.6 million for the three months ended December 31, 2000, $3.3 million for the fiscal year ended September 30, 2000 and $1.6 million for the year ended September 30, 1999.

20.    INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000		Year Ended September 30, 2000		Year Ended September 30, 1999
	Basic and Diluted Loss Per Share	Basic Income Per Share	Diluted Income Per Share	Basic Income Per Share	Diluted Income Per Share	Basic and Diluted Loss Per Share
Numerator:
Income (loss) before cumulative effect of accounting change and extraordinary gain (loss)	$(270,801)	$1,436	$1,436	$19,152	$19,152	$(54,315)
Premium on redemption of trust preferred securities (1)	—	—	—	—	—	(410)
Preferred stock dividends	—	—	—	—	—	(222)

Income (loss) before cumulative effect of accounting change and extraordinary gain (loss) applicable to common stock	(270,801)	1,436	1,436	19,152	19,152	(54,947)
Cumulative effect of accounting change, net of tax	—	(83)	(83)	—	—	(469)
Extraordinary gain (loss) on early extinguishment of subordinated debt, net of tax	29,269	—	—	—	—	(1,985)

Income (loss) applicable to common stock	$(241,532)	$1,353	$1,353	$19,152	$19,152	$(57,401)

Denominator:
Weighted average shares outstanding	332,370	311,413	311,413	301,926	301,926	272,832
Dilutive effect of options issued to associates	—	—	9,559	—	16,330	—
Dilutive effect of warrants outstanding	—	—	458	—	1,080	—

	332,370	311,413	321,430	301,926	319,336	272,832

(1)
This charge represents costs incurred to purchase certain of the Company’s trust preferred securities on the open market. The costs were charged against additional paid–in capital but increase the net loss for earnings per share purposes (see Note 17).

Because the Company reported a net loss for the fiscal years ended December 31, 2001 and September 30, 1999, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the fiscal years ended December 31, 2001 and September 30, 1999, there would have been an additional amount of shares for options outstanding of 6.7 million shares for the fiscal year ended December 31, 2001 and an additional 22.8 million shares for the fiscal year ended September 30, 1999. In addition there would have been an additional amount of shares for warrants outstanding of 198,000 for the fiscal year ended December 31, 2001 and 1.6 million additional shares for the fiscal year ended September 30, 1999. Excluded from the calculation of diluted net income (loss) per share of common stock issuable under convertible subordinated notes are approximately 42.6 million for the fiscal year ended December 31, 2001, 27.5 million for the three months ended December 31, 2000, 17.1 million for the fiscal year ended September 30, 2000 and no shares for the fiscal year ended September 30, 1999. These shares have been excluded from the calculation as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net income (loss) per share.

The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Options excluded from computation of diluted income (loss) per share	18,358	19,280	10,371	363
Exercise price ranges:
High	$58.19	$58.75	$58.75	$58.75
Low	$8.20	$11.78	$22.72	$26.22

21.    REGULATORY REQUIREMENTS

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

	December 31, 2001	September 30, 2000
Net capital	$240,141	$479,036
Percentage of aggregate debit balances	14.0%	9.2%
Required net capital	$34,208	$103,747
Excess net capital	$205,933	$375,289

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

E*TRADE Institutional’s and E*TRADE Technologies’ brokerage subsidiary companies and the Company’s international subsidiaries are also subject to net capital requirements. These companies are located in the United States, Canada, South Africa, Australia, Europe, and Southeast Asia, and have various and differing capital requirements, all of which were met at December 31, 2001 and September 30, 2000. For these companies at December 31, 2001, the aggregate net capital is $61.2 million, required net capital is $27.5 million, and excess net capital is $33.7 million. For these companies at September 30, 2000, the aggregate net capital is $48.4 million, required net capital is $18.5 million and excess net capital is $29.9 million.

ETFC’s registered broker-dealer subsidiary, ETGAM, is also subject to the Rule and is required to maintain net capital equal to the greater of $100,000 or 6.67% of aggregate indebtedness, as defined. The Rule also requires that the ratio of aggregate indebtedness to net capital shall not exceed 15 to 1.

The table below summarizes the minimum capital requirements for the Company’s U.S. brokerage subsidiary companies (in thousands):

	December 31, 2001			September 30, 2000
	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$250	$6,407	$6,157	$250	$1,161	$911
Marquette Securities, Inc.	$250	$532	$282	$250	$536	$286
E*TRADE Global Asset Management, Inc.	$282	$8,999	$8,717	$113	$21,774	$21,661
E*TRADE Canada Securities Corporation	$100	$283	$183	$100	$233	$133
Web Street Securities and subsidiary	$250	$796	$546	N/A	N/A	N/A
Dempsey & Company, LLC	$802	$8,787	$7,985	N/A	N/A	N/A
GVR, LLC	$1,000	$4,100	$3,100	N/A	N/A	N/A

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets, and of Tangible Capital to tangible assets. As of December 31, 2001, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Core Capital to adjusted tangible assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2001:
Total Capital to risk-weighted assets	$836,866	11.52%	>$	580,986	>8.0%	>$	726,233	>10.0%
Tier I Capital to risk-weighted assets	$819,367	11.28%		N/A	N/A	>$	435,740	>6.0%
Core Capital to adjusted tangible assets	$819,367	6.07%	>$	539,671	>4.0%	>$	674,588	>5.0%
Tangible Capital to tangible assets	$819,367	6.07%	>$	202,377	>1.5%		N/A	N/A

As of September 30, 2000:
Total Capital to risk-weighted assets	$592,597	17.1%	>$	277,186	>8.0%	>$	346,483	>10.0%
Tier I Capital to risk-weighted assets	$582,058	16.8%		N/A	N/A	>$	207,890	>6.0%
Core Capital to adjusted tangible assets	$582,058	6.5%	>$	359,874	>4.0%	>$	449,843	>5.0%
Tangible Capital to tangible assets	$582,058	6.5%	>$	134,953	>1.5%		N/A	N/A

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2001, approximately $117.7 million of the Bank’s capital was available for dividend declaration.

22.    LEASE ARRANGEMENTS

The Company leases facilities in Menlo Park, California; Rancho Cordova, California; Beverly Hills, California; San Francisco, California; Chicago, Illinois; Denver, Colorado; New York, New York; Boston, Massachusetts; Reno, Nevada; and Alpharetta, Georgia. Through ClearStation, E*TRADE Institutional and the Bank, the Company also leases other facilities in California, New York, Virginia, New Jersey, Hong Kong, Ireland and the United Kingdom.

The Company has non-cancelable operating leases for facilities through 2013 and operating and capital leases for equipment through 2007. Future minimum rental commitments under these leases at December 31, 2001 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal years ending December 31:
2002	$16,106	$31,445
2003	3,031	29,321
2004	513	23,665
2005	114	21,272
2006	—	20,810
Thereafter	—	95,415

Future minimum lease payments	19,764	$221,928

Amount representing interest	(1,555)

Obligation under capital leases	$18,209

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $33.5 million for the fiscal year ended December 31, 2001, $10.3 million for the three months ended December 31, 2000, $43.6 million for the fiscal year ended September 30, 2000 and $37.1 million for the fiscal year ended September 30, 1999.

In fiscal 2001, the Company restructured many of its existing facilities and has consolidated some sites allowing for additional space to be available for sublease. These additional facilities are not included above. See Note 3 for further information.

On July 30, 1999, the Company entered into a lease agreement for its 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, the Company had posted cash collateral, which was $71.9 million at December 31, 2001. The cash is invested in U.S. dollar certificates of deposit with an agent for the lessor, and these funds are not available for other operating cash requirements. The cash is classified in Other Assets within the consolidated financial statements. The lease payments vary based on LIBOR plus 30 basis points. The Company has the right to acquire the related property during the five-year lease period at its lease purchase cost of $71.9 million. On March 27, 2002, the Company exercised its purchase option, and intends to use the cash collateral to fund the purchase; the lease payments for this facility beyond March 2002 are excluded from the lease payment table above.

23.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

In the ordinary course of its business, the Company engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc.

(“GENI”) and other securities from MJK to the Company. Subsequently, the Company relent the GENI and/or other securities received from MJK to three other broker/dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because it failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

Wedbush, Nomura and Fiserv have commenced separate legal actions against the Company. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million received by the Company in connection with the GENI and other stock loan transactions. Such amounts are included in deposits paid for securities borrowed and deposits received for securities loaned at December 31, 2001 in the accompanying Consolidated Balance Sheets. The Company believes that the plaintiffs must look to MJK as the debtor for repayment, and that it has defenses in each of these actions and will vigorously defend itself in all matters. To date, the Company has successfully defeated all actions for interim relief or has entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. Because the litigation is in its early stages, the Company is unable to predict the ultimate outcome or the amount of any potential losses.

In the normal course of business, the Bank makes various commitments to extend credit and incurs contingent liabilities that are not reflected in the accompanying consolidated balance sheets. As of December 31, 2001, the Bank had commitments to purchase or originate $1.2 billion in fixed rate and $335.1 million in variable rate loans, $90.8 million in mortgage-backed securities and certificates of deposit scheduled to mature in less than one year approximating $4.0 billion.

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

We maintain insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal insurance coverage we maintain covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, certain criminal acts against the company, and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place, and world events, including the terrorists’ attacks of September 11, 2001 may impair our ability to obtain insurance in the future.

24.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions principally to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133.

Effective October 1, 2000, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be recorded on the balance sheet at fair value as a free standing asset or liability. The adoption of SFAS No. 133 resulted in an $82,500 charge, net of tax, reported as a cumulative effect of a change in accounting principle and a $6.2 million decrease, net of tax, in accumulated OCI in the Company’s financial statements for the three months ended December 31, 2000.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest or currency rates and other factors have on the value of a financial instrument. The Company manages market risk associated with derivative instruments by establishing and monitoring limits as to the degree of risk that may be undertaken. The risk is periodically measured as a part of the Company’s overall market risk monitoring process, which includes market value of portfolio equity and earnings simulation modeling and other measures.

Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. Credit related losses can occur in the event of non-performance by counterparties to financial derivative instruments. The credit risk that results from interest rate swaps and purchased options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have certain derivative contracts which have unrealized losses of $253.3 million at December 31, 2001; these agreements required the Company to pledge approximately $300.0 million of its available-for-sale and mortgage-backed securities as collateral.

At December 31, 2001, the counterparties to the interest rate swap and purchased interest rate options are as follows, with their associated credit risk (in thousands).

Counterparty	Credit Risk
Bank of America	$31,668
Salomon Brothers	30,901
Deutsche Bank	28,060
First Boston	14,739
Other investment banks	14,251

$119,619

Interest Rate Risk

The Company uses derivatives to provide a cost- and capital-efficient way to manage the interest rate risk exposure of the Company by synthetically modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in the rates of certain forecasted issuances of liabilities. The primary derivative instruments used include interest rate swaps, caps and floors. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. Depending on the hedge relationship, the effects of these agreements are to (a) convert adjustable rate liabilities to longer-term fixed rate liabilities, (b) convert long-term fixed rate assets to shorter-term adjustable rate assets or (c) reduce the variability of future changes in interest rates on forecasted issuances of liabilities. The net payments of these agreements are charged to either interest expense or interest income, depending on whether the agreement is designated to hedge an existing or forecasted liability or asset.

Fair Value Hedges

The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged item attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations as fair value adjustments of financial derivatives in other income (expense). Fair value hedge ineffectiveness resulted in a loss for the fiscal year ended December 31, 2001 of $2.1 million and an expense of $1.6 million for the three months ended December 31, 2000.

During the twelve months ended December 31, 2001 and three months ended December 31, 2000, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gains on bank loans held for sale and other securities, net, in the consolidated statement of operations, which totaled $2.8 million of gains for the fiscal year ended December 31, 2001 and none for the three months ended December 31, 2000. In addition, the Company recognized $3.0 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives for the fiscal year ended December 31, 2001 related to these derecognized fair value hedges during the fair value hedge accounting period. The following table summarizes information related to our financial derivatives in fair value hedge relationships as of December 31, 2001 (dollars in thousands):

Assets Hedged	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
Loans:
Pay fixed interest rate swap	$1,346,000	$(9,515)	$3,852	$(13,367)	4.92%	1.88%	—%	3.81
Purchased interest rate options—caps	2,402,000	33,440	33,440	—	—	—	5.90	2.73
Purchased interest rate options—floors	683,000	4,717	4,717	—	—	—	5.07	3.57

Total Loans	4,431,000	28,642	42,009	(13,367)	4.92	1.88	5.84	3.19

Investment Securities:
Pay fixed interest rate swap	578,000	4,177	4,332	(155)	5.04	2.60	—	5.04

Mortgage Backed Securities:
Pay fixed interest rate swap	755,000	16,272	16,272	—	6.90	1.84	—	10.03
Purchased interest rate options—caps	1,440,000	57,006	57,006	—	—	—	6.31	5.01

Total MBS Securities	2,195,000	73,278	73,278	—	6.90	1.84	6.31	6.74

Total Fair Value Hedges	$7,204,000	$106,097	$119,619	$(13,522)	6.02%	1.90%	5.97%	4.42

Cash Flow Hedges

Variable Rate Liabilities and Forecasted Issuances of Liabilities

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. The Company uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which impacts the amount of future payments to be made on its variable rate liabilities on its balance sheet. In regards to the hedging of the forecasted issuance of liabilities, the Company utilizes interest rate swaps with a longer maturity than the underlying liabilities. The use of an interest rate swap contract with a longer maturity than the underlying liability allows the Company to hedge both the risk of changes in the benchmark rate (LIBOR) on its existing liabilities and the replacement of such liabilities upon maturity. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. The Company expects to reclassify approximately $44.9 million of net unrealized losses reported in other comprehensive income to the Consolidated Statement of Operations during fiscal 2002. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of 7 years.

The Company reclassified $10.0 million during the fiscal year ended December 31, 2001 and $0 during the three months ended December 31, 2000 of derivative losses from OCI to gain on bank loans held for sale and other securities,net, in the consolidated statement of operations for forecasted transactions that had become probable of not occurring.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS 133. The Company recognized $2.7 million of ineffectiveness for the twelve months ended December 31, 2001.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of December 31, 2001 (dollars in thousands):

	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
Liabilities hedged
Time Deposits:
Pay fixed interest rate swap	$1,691,000	$(75,390)	—	$(75,390)	6.13%	3.05%	2.45
Repurchase Agreements:
Pay fixed interest rate swap	1,972,500	(132,408)	—	(132,408)	6.88	1.84	3.03
Federal Home Loan Bank Advances:
Pay fixed interest rate swap	503,300	(32,022)	—	(32,022)	7.04	1.84	2.54

Total Cash Flow Hedges	$4,166,800	$(239,820)	—	$(239,820)	6.57%	2.33%	2.73

Forward Commitments

The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. At December 31, 2001, the unrealized gain recorded in OCI for these forward commitments was $0.2 million, net of tax. The Company measures ineffectiveness in accordance with the provisions of SFAS 133. The ineffectiveness for the three months ended December 31, 2000 and twelve months ended December 31, 2001 was not significant. For the three months ended December 31, 2000 and twelve months ended December 31, 2001, there was no significant impact in earnings for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in OCI, net of tax. The amounts recorded to OCI will be recognized in the statement of operations as the hedged forecasted transactions affect earnings.

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. IRLCs expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as Forward Sale Agreements. Changes in the fair value of these derivatives are included in the consolidated statements of operations as gains on bank loans held for sale and other securities (net) (losses) on loans held for sale, or gain on sale of originated loans based on the whether the loan was purchased or originated. The net change in the IRLCs and the related hedging instruments resulted in a net gain of $4.5 million for the fiscal year ended December 31, 2001 and none for the period ended December 31, 2000.

Loans held for sale expose the company to interest rate risk. The Company manages this risk for certain loans held for sale by selling mortgages or mortgage-backed securities on a forward basis. The changes in fair value of the hedged loans and the related hedging instruments are recorded in the consolidated statement of operations as gain on sale of originated loans. The net change in loans held for sale and the related hedging instruments was not significant for either the fiscal year ended December 31, 2001 or the period ended December 31, 2000.

Other Derivatives

The Company owned warrants to purchase shares of common stock of Wit through August 20, 2001. The adjustment to the fair value of these warrants is reflected in non-operating income of $3.7 million for the fiscal year ended December 31, 2001 and $6.3 for the three months ended December 31, 2000. The Company returned these warrants to Wit on August 20, 2001, writing off the net carrying value of $2.5 million that was previously reflected in other assets (see Note 10).

Accounting Prior to SFAS No. 133

Prior to October 1, 2000, unrealized gains and losses on financial derivatives used for hedging purposes were generally not required to be reported in the consolidated balance sheet. In order to be eligible for hedge accounting treatment, high correlation must have been probable at the inception of the hedge transaction and must have been maintained throughout the hedge period. For interest rate swaps, the net interest received or paid was treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts were due. Premiums and fees associated with interest rate caps were amortized to interest income or expense on a straight-line basis over the lives of the contracts. For instruments that were not designated or did not qualify as hedges, realized and unrealized gains and losses were recognized in the statement of operations as gains on Bank loans held for sale and other securities-net in our consolidated statements of operations.

Information related to option agreements as of September 30, 2000 is summarized below (dollars in thousands):

September 30, 2000
Weighted average fixed rate payments	6.87%
Weighted average original term	4.3 years
Weighted average remaining term	3.5 years
Weighted average variable rate obligation	6.70%
Notional amount	$4,702,305

Information related to interest rate swap agreements as of September 30, 2000 is summarized below (dollars in thousands):

	Notional Balance	Maturity Date
Cap Strike Rate
5.0%–5.9%	$300,000	October 2000
7.0%–7.9%	$2,775,000	October 2001–June 2005

Floor Strike Rate
5.0%	$25,000	May 2001

25.    COLLATERALIZED DEBT OBLIGATION

In September 2001, the Company entered into a Warehousing Agreement with a financial advisor for the purpose of acquiring a portfolio of investment grade asset-backed securities (“Collateral”); the Company intends to transfer this Collateral into one or more newly formed special purpose entities which will sell certain classes of notes to be secured by the Collateral. The terms of the agreement required the Company to make a $10 million deposit which can be applied against any net loss realized by the advisor if certain defined events occur, which result in the notes not being sold and the Collateral being liquidated; the Company has no liability for net losses in excess of the deposit in the event of liquidation of the Collateral.

26.    FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Cash and equivalents, Brokerage receivables-net, and Brokerage payables—Fair value is estimated to be carrying value.

Available-for-sale investment securities including Mortgage-backed securities and trading securities—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics and other information.

Loans receivable-net and loans held-for-sale—For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics and the liquidity of the secondary market for these types of loans.

Retail deposits—For passbook savings, checking and money market accounts, fair value is estimated to be carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

Advances from the FHLB—For adjustable rate advances, fair value is estimated to be carrying value. For fixed rate advances, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate advances of similar remaining maturities.

Securities sold under agreements to repurchase—Fair value is estimated to be the carrying value as the rates on these borrowings reset regularly.

Subordinated notes—Fair value is estimated using quoted market prices.

FHLB stock—Cost is considered to be a reasonable estimate of fair value because the FHLB has historically redeemed these securities at cost.

Financial derivatives and off-balance instruments—The fair value of financial derivatives and off-balance sheet instruments is the amount the Company would pay or receive to terminate the agreement as determined from quoted market prices.

Commitments to purchase and originate loans—The fair value is estimated by calculating the net present value of the anticipated cash flows associated with interest rate lock commitments (IRLC’s).

The fair value of financial instruments whose estimated fair values were different than their carrying values is summarized below (in thousands):

	December 31, 2001		September 30, 2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Loans receivable—net	$8,010,457	$8,012,591	$4,172,754	$4,188,206
Equity method and other investments	$82,744	$138,760	$140,349	$333,506

Liabilities
Banking deposits	$8,082,859	$8,178,159	$4,721,801	$4,735,645
Fixed rate FHLB Advances	$906,300	$906,300	$400,000	$402,348
Subordinated notes	$760,250	$728,617	$650,000	$597,188

27.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

With the expansion of its business during fiscal 2000, the Company separated its financial services into four major categories: (1) Domestic Retail Brokerage, (2) Banking, (3) Global and Institutional and (4) Wealth Management and Other. Domestic Retail Brokerage is comprised of the activities of the Company’s wholly-owned subsidiary, E*TRADE Securities, which offers domestic retail brokerage services online, by touch-tone telephone, direct modem access, Web Street, Inc, also a provider of online brokerage services, and Dempsey, which offers market-making services. Banking is comprised of the activities of ETFC, the holding company of the Bank, offering a wide range of FDIC-insured and other banking products, E*TRADE Access which operates a nationwide network of ATMs, and E*TRADE Mortgage, provider of mortgage lending services. Global and Institutional includes the activities of E*TRADE Institutional, which provides services primarily to institutional investors, E*TRADE Technologies, which provides both retail and institutional services, and international affiliates which provide services primarily to retail investors. Wealth Management and Other includes mutual fund operations, the E*TRADE Business Solutions Group, Inc. (“BSG”), eInvesting, and other services focused on retirement and 401(k) rollover programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from corporate operations. As the Wealth Management and Other operations business represent emerging activities which are not material to the consolidated results and has characteristics comparable to the offerings of other retail brokerage firms, management has aggregated Wealth Management and Other with Domestic Retail Brokerage to form one of three reportable segments. Corporate administration costs are included in Domestic Retail Brokerage and Other.

Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the consolidated financial statements.

	Domestic Retail Brokerage and Other	Banking	Global and Institutional	Total
	(in thousands)
Year Ended December 31, 2001:
Interest—net of interest expense	$210,418	$161,504	$8,674	$380,596
Non-interest revenue—net of provision for loan losses	535,727	202,698	156,343	894,768

Net revenues	$746,145	$364,202	$165,017	$1,275,364

Facility restructuring and other nonrecurring charges	$167,537	$19,927	$15,301	$202,765
Operating income (loss)	$(249,436)	$109,231	$(45,753)	$(185,958)

Three Months Ended December 31, 2000:
Interest—net of interest expense	$62,620	$39,560	$2,091	$104,271
Non-interest revenue—net of provision for loan losses	172,266	14,118	43,111	229,495

Net revenues	$234,886	$53,678	$45,202	$333,766

Operating income (loss)	$4,093	$9,995	$(7,179)	$6,909

Year Ended September 30, 2000:
Interest—net of interest expense	$234,926	$118,458	$6,112	$359,496
Non-interest revenue—net of provision for loan losses	814,429	22,031	172,362	1,008,822

Net revenues	$1,049,355	$140,489	$178,474	$1,368,318

Operating income (loss)	$(68,721)	$6,793	$(18,398)	$(80,326)

Year Ended September 30, 1999:
Interest—net of interest expense	$101,786	$49,932	$1,904	$153,622
Non-interest revenue—net of provision for loan losses	391,377	5,455	120,994	517,826

Net revenues	$493,163	$55,387	$122,898	$671,448

Operating income (loss)	$(158,290)	$8,471	$626	$(149,193)
As of December 31, 2001:
Segment assets	$4,272,345	$13,458,433	$441,636	$18,172,414
As of September 30, 2000:
Segment assets	$7,805,843	$9,027,185	$484,409	$17,317,437

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted by the Global and Institutional group through offices in Europe, Japan, Canada and South East Asia. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts.

	United States	Europe	South East Asia	Rest Of World (1)	Total
	(in thousands)
Net revenues:
Fiscal year ended December 31, 2001	$1,173,059	$55,237	$17,127	$29,941	$1,275,364
Three months ended December 31, 2000	$305,763	$14,562	$4,285	$9,156	$333,766
Fiscal year ended September 30, 2000	$1,240,980	$70,439	$24,588	$32,311	$1,368,318
Fiscal year ended September 30, 1999	$591,366	$29,663	$35,751	$14,668	$671,448
Long-lived assets:
As of December 31, 2001	$309,727	$11,177	$4,375	$6,445	$331,724
As of September 30, 2000	$317,243	$9,070	$1,963	$5,986	$334,262

(1)	Comprised of Canada and South Africa

No single customer accounted for greater than 10% of gross revenues for the fiscal year ended December 31, 2001, three months ended December 31, 2000, or fiscal years ended September 30, 2000 and 1999.

28.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed balance sheets as of December 31, 2001 and September 30, 2000 and statements of operations and cash flows for the fiscal year ended December 31, 2001, three months ended December 31, 2000, and fiscal years ended September 30, 2000 and 1999.

BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2000
ASSETS
Cash and equivalents	$95,307	$257,934
Property and equipment—net	193,465	240,697
Investments	33,475	360,924
Equity in net assets of bank subsidiary	718,755	668,752
Equity in net assets of other consolidated subsidiaries	1,251,142	1,106,409
Receivable from subsidiaries	28,567	—
Other assets	250,952	176,295

Total assets	$2,571,663	$2,811,011

LIABILITIES AND SHAREOWNERS’ EQUITY
Convertible subordinated notes (see Note 15)	$760,250	$650,000
Other liabilities	240,499	292,606
Payable to subsidiaries	—	11,572
Shareowners’ equity	1,570,914	1,856,833

Total liabilities and shareowners’ equity	$2,571,663	$2,811,011

STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
Revenues:
Management fees from subsidiaries	$350,313	$118,318	$549,173	$224,352
Other	15,799	6,734	22,500	29,463

Net revenues	366,112	125,052	571,673	253,815

Cost of services	190,983	51,528	164,966	106,227

Operating expenses:
Selling and marketing	8,656	309	14,296	17,662
Technology development	62,793	20,366	121,125	85,347
General and administrative	126,790	28,735	112,278	47,718
Amortization of goodwill	6,361	4,456	16,167	589
Acquisition-related expenses	493	784	14,972	7,174
Facility restructuring and other non-recurring charges	153,609	—	—	—
Executive loan settlement	30,210	—	—	—

Total operating expenses	388,912	54,650	278,838	158,490

Total cost of services and operating expenses	579,895	106,178	443,804	264,717

Operating income (loss)	(213,783)	18,874	127,869	(10,902)

Non-operating income (expense):
Corporate interest income	19,233	6,589	14,969	17,810
Corporate interest expense	(52,489)	(11,008)	(29,590)	(71)
Gain (loss) on sale of investments	(43,438)	—	208,707	49,957
Fair value adjustments of financial derivatives	(3,736)	6,260	—	—
Equity in losses of investments	(6,232)	523	(8,593)	(9,093)
Unrealized loss on venture funds	(34,716)	(6,158)	(736)	—
Other non-operating expense	7,268	(1,653)	(68)	(1,237)

Total non-operating income	(114,110)	(5,447)	184,689	57,366

Pre-tax income (loss)	(327,893)	13,427	312,558	46,464
Income tax expense (benefit)	(75,359)	2,237	143,498	19,645
Extraordinary gain on early extinguishment of debt, net of tax	(35,952)	—	—	—
Equity in losses (income) of bank subsidiary	(55,852)	(5,165)	5,546	(2,346)
Equity in losses of other consolidated subsidiaries	80,802	15,002	144,362	85,934

Net income (loss)	(241,532)	1,353	19,152	(56,769)
Other comprehensive income (loss), net of tax	(139,475)	(124,624)	(91,171)	144,159

Total comprehensive income (loss)	$(381,007)	$(123,271)	$(72,019)	$87,390

STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000	Year Ended September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(241,532)	$1,354	$19,152	$(56,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of bank subsidiary	(55,852)	(5,165)	5,546	(2,346)
Equity in undistributed (income) loss of other subsidiaries	80,802	15,002	144,362	85,934
Equity in net loss of investments	7,987	585	8,593	9,093
Depreciation and amortization	115,495	29,643	85,621	31,596
(Gain) loss on sale of investments and impairment charges	52,716	—	(208,707)	(49,957)
Unrealized loss on venture fund	23,607	6,158	—	—
Non cash restructuring costs and other nonrecurring charges	81,969	—	—	—
Extraordinary gain on note retirement	(35,934)	—	—	—
Other	13,358	(1,221)	4,195	(5,709)
Other changes—net:
Other assets and liabilities	(183,858)	(7,587)	191,809	116,404
Accrued restructuring liability	71,481	—	—	—

Net cash provided by operating activities	(69,761)	38,769	250,571	128,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(81,221)	(48,597)	(120,787)	(129,101)
Purchase of investments	(8,248)	(35,384)	(8,361)	(7,812)
Proceeds from sale/maturity of investments	26,146	9,805	69,116	504,634
Cash used in business acquisitions	(20,000)	(1,377)	(32,703)	—
Advances to other subsidiaries	(242,526)	(12,299)	(701,553)	(272,881)
Restricted deposits	675	126	(72,689)	—
Proceeds from sale of subsidiary	—	60,632	—	—
Other	14,014	—	(9,586)	—

Net cash used in investing activities	(311,160)	(27,094)	(876,563)	94,840

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29,663	3,376	20,117	20,453
Proceeds from issuance of convertible subordinated notes, net of issuance costs	315,250	—	631,312	—
Repurchase of treasury stock	(239,080)	—	—	—
Dividends issued by subsidiary	150,000	—	—	—
Repurchase of convertible subordinated notes, net of issuance costs	(15,283)	—	—	—
Payment of capital leases	(13,967)	(3,022)	(11,586)
Other	(7,837)	(12,481)	(365)	273

Net cash provided by financing activities	218,746	(12,127)	639,478	20,726

DECREASE IN CASH AND EQUIVALENTS	(162,175)	(452)	13,486	243,812
CASH AND EQUIVALENTS—Beginning of period	257,482	257,934	244,448	636

CASH AND EQUIVALENTS—End of period	$95,307	$257,482	$257,934	$244,448

29.    QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts).

	Fiscal 2001				Transitional Period	Fiscal 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	Three Months Ended December 31, 2000	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net revenues	$345,444	$292,160	$308,179	$329,581	$333,766	$340,261	$338,297	$416,700	$273,060
Cost of services	$162,178	$140,519	$150,458	$142,435	$133,260	$136,155	$128,583	$135,579	$115,254
Gain (loss) on sale of investments and venture funds	$(2,415)	$(45,971)	$(22,000)	$(14,142)	$(2,576)	$136,403	$20,954	$(3,713)	$56,769
Income (loss) before cumulative effect of accounting change and extraordinary gain (loss)	$7,654	$(258,983)	$(12,306)	$(7,166)	$1,436	$47,656	$4,218	$(25,466)	$(7,256)
Net income (loss)	$21,603	$(243,737)	$(10,195)	$(9,203)	$1,353	$47,656	$4,218	$(25,466)	$(7,256)
Income (loss) per share before cumulative effect of accounting change and extraordinary gain (loss):
Basic	$0.02	$(0.77)	$(0.04)	$(0.02)	$0.00	$0.15	$0.01	$(0.09)	$(0.02)
Diluted	$0.02	$(0.77)	$(0.04)	$(0.02)	$0.00	$0.15	$0.01	$(0.09)	$(0.02)
Income (loss) per share:
Basic	$0.06	$(0.72)	$(0.03)	$(0.03)	$0.00	$0.15	$0.01	$(0.09)	$(0.02)
Diluted	$0.06	$(0.72)	$(0.03)	$(0.03)	$0.00	$0.15	$0.01	$(0.09)	$(0.02)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

P A R T III

The Company’s Proxy Statement for its Annual Meeting of Shareowners, to be held May 24, 2002 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and Report on Form 8-K.

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules

See “Item 8. Consolidated Financial Statements and Supplementary Data”

(b)  Reports on Form 8-K

On October 15, 2001, the Company filed a Current Report on Form 8-K to report that it had consummated its previously announced acquisition of Dempsey & Company LLC.

On December 15, 2001, the Company filed Amendment No. 1 to Current Report on Form 8-K, previously filed on October 15, 2001, to provide the financial statements and exhibits related to its previously announced consummated acquisition of Dempsey & Company LLC.

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

2.3
Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated as of August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001).

3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed November 9, 2000)
3.2
Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

3.3	Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000)
3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001).
4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

Exhibit Number	Description
4.3
Provisions attaching to the Exchangeable Shares of EGI Canada Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

4.4
Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.5
Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.6
Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102).

4.7
Rights Agreement dated as of July 9, 2001 between E*TRADE Group, Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 9, 2001).

10.1
Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.4	Amended 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).
10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503.)
10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.8
Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Group, Inc., dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

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

10.20
Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000.)

10.21
Consulting Agreement between the Registrant and George Hayter dated as of June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Group, Inc. and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).
10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Group, Inc. to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).
10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998).
10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998).
10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).
10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).
10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).
10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).
10.32
[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000).

10.35
Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000).

Exhibit Number	Description
10.36
Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000).

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2001).
10.44
Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001).

10.45
Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001).

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001).
10.47
Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly-owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001).

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001).
10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001).
10.50
Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001).

10.51
Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001).

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).
10.53
Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

*10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia
*10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell C. Caplan, R. (Robert) Jarrett Lilien and Joshua Levine, as individuals.
*12.1	Statement of Earnings to Fixed Charges.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Auditors.
*23.2	Consent of Independent Public Accountants.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March  29, 2002
E*TRADE GROUP, INC.

By:	/s/ CHRISTOS M. COTSAKOS
Christos M. Cotsakos Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ CHRISTOS M. COTSAKOS (Christos M. Cotsakos)	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 29, 2002

/s/ LEONARD C. PURKIS (Leonard C. Purkis)	Chief Finance and Administration Officer (principal financial and accounting officer)	March 29, 2002

(William A. Porter)	Chairman Emeritus

/s/ PETER CHERNIN (Peter Chernin)	Director	March 29, 2002

/s/ RONALD D. FISHER (Ronald D. Fisher)	Director	March 29, 2002

/S/ WILLIAM E. FORD (William E. Ford)	Director	March 29, 2002

(David C. Hayden)	Director

/s/ GEORGE HAYTER (George Hayter)	Director	March 29, 2002

/s/ LESTER C. THUROW (Lester C. Thurow)	Director	March 29, 2002

(Lewis E. Randall)	Director