Form 10-Q
period 2002-03-31
E TRADE GROUP INC
filed 2002-05-15
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 1-11921

E*TRADE Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 3, 2002, there were 355,290,580 shares of common stock and 1,670,961 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2002

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to E*TRADE, Company, “we”, “us” and “our” in this Form 10-Q refer to E*TRADE Group, Inc. and its subsidiaries unless the context requires otherwise.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE and TELE*MASTER are trademarks or registered trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Brokerage revenues:
Commissions	$82,527	$115,825
Principal transactions	55,315	31,172
Other brokerage-related services	36,761	48,960
Interest income	53,051	100,745
Interest expense	(3,893)	(38,735)

Net brokerage revenues	223,761	257,967
Banking revenues:
Gain on sales of originated loans	24,675	9,184
Gain on sale of loans held-for-sale and securities—net	21,622	19,110
Other banking-related revenues	10,384	8,444
Interest income	202,668	216,685
Interest expense	(148,851)	(180,366)
Provision for loan losses	(3,382)	(1,443)

Net banking revenues	107,116	71,614

Total net revenues	330,877	329,581
Cost of services	140,752	142,435

Operating expenses:
Selling and marketing	68,964	93,698
Technology development	14,504	22,281
General and administrative	54,029	60,242
Amortization of goodwill and other intangibles	6,724	7,999
Acquisition-related expenses	1,260	—
Restructuring and other nonrecurring charges	(223)	—

Total operating expenses	145,258	184,220

Total cost of services and operating expenses	286,010	326,655

Operating income	44,867	2,926

Non-operating income (expense):
Corporate interest income	3,580	5,778
Corporate interest expense	(12,396)	(11,228)
Gain (loss) on sale of investments	1,693	(2,531)
Equity in income (losses) of investments	284	(3,341)
Unrealized loss on venture funds	(1,781)	(11,611)
Fair value adjustments of financial derivatives	(991)	334
Other	(954)	(700)

Total non-operating expense	(10,565)	(23,299)

Pre-tax income (loss)	34,302	(20,373)
Income tax provision (benefit)	14,751	(13,242)
Minority interest in subsidiaries	193	35

Income (loss) before extraordinary gain (loss) and cumulative effect of accounting change	19,358	(7,166)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	4,074	(2,037)
Cumulative effect of accounting change	(299,413)	—

Net loss	$(275,981)	$(9,203)

Income (loss) per share before extraordinary gain (loss) on early extinguishment of debt and cumulative effect of accounting change:
Basic	$0.06	$(0.02)

Diluted	$0.05	$(0.02)

Net loss per share:
Basic	$(0.80)	$(0.03)

Diluted	$(0.80)	$(0.03)

Shares used in computation of per share data (See Note 9):
Basic	346,950	317,242
Diluted	356,958	317,242

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Cash and equivalents	$1,085,095	$836,201
Cash and investments required to be segregated under Federal or other regulations	788,566	764,729
Brokerage receivables—net	2,120,687	2,139,153
Mortgage-backed securities	4,312,814	3,556,619
Loans receivable—net of allowance for loan losses of $16,699 at March 31, 2002 and $19,874 at December 31, 2001	6,171,186	6,394,368
Loans held-for-sale	863,898	1,616,089
Investments	1,150,669	1,168,623
Property and equipment—net	410,229	331,724
Goodwill	261,382	559,918
Other intangible assets	130,899	124,508
Other assets	714,465	680,482

Total assets	$18,009,890	$18,172,414

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities:
Brokerage payables	$2,627,657	$2,699,984
Banking deposits	8,986,184	8,082,859
Borrowings by bank subsidiary	3,404,175	4,170,440
Convertible subordinated notes	710,330	760,250
Accounts payable, accrued and other liabilities	876,057	818,464

Total liabilities	16,604,403	16,531,997

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $72,375)	69,530	69,503

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at March 31, 2002 and December 31, 2001	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,670,961 at March 31, 2002 and 1,825,632 at December 31, 2001	17	18
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 353,832,937 at March 31, 2002 and 347,592,480 at December 31, 2001	3,538	3,476
Additional paid-in capital	2,124,253	2,072,701
Shareowners’ notes receivable	(31,862)	(32,707)
Deferred stock compensation	(25,209)	(28,110)
Accumulated deficit	(523,068)	(247,087)
Accumulated other comprehensive loss	(211,712)	(197,377)

Total shareowners’ equity	1,335,957	1,570,914

Total liabilities and shareowners’ equity	$18,009,890	$18,172,414

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Net cash provided by (used in) operating activities	$579,359	$(92,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	(2,226,808)	(2,800,789)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	1,535,260	3,335,754
Net decrease (increase) in loans receivable	223,138	(928,813)
Decrease in restricted deposits	71,888	45
Purchases of property and equipment, net of property and equipment received in business acquisitions	(16,514)	(62,715)
Investing derivative activity	(37,483)	—
Other	2,368	1,460

Net cash used in investing activities	(448,151)	(455,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	903,324	1,112,421
Advances from the Federal Home Loan Bank	1,263,055	1,489,000
Payments on advances from the Federal Home Loan Bank	(1,313,055)	(2,039,000)
Net decrease in securities sold under agreements to repurchase	(372,528)	(45,927)
Net decrease in other borrowed funds	(343,747)	—
Repayments on loans to related parties, net of loans issued	887	2,899
Proceeds from issuance of common stock from associate stock transactions	6,353	10,806
Proceeds from bank loans and lines of credit, net of transaction costs	—	2,172
Payments on bank loans and lines of credit	(1,986)	(23,626)
Repayment of capital lease obligations	(3,097)	(3,182)
Financing derivative activity	(20,509)	—
Other	(1,011)	34

Net cash provided by financing activities	117,686	505,597

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	248,894	(42,007)
CASH AND EQUIVALENTS—Beginning of period	836,201	456,878

CASH AND EQUIVALENTS—End of period	$1,085,095	$414,871

SUPPLEMENTAL DISCLOSURES:
Selected adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	$36,620	$41,577

Amortization (accretion) of premium (discount) of investment securities	$13,455	$(5,504)

Non-cash investing and financing activities:
Purchase of technology operations center	$71,888	$—

Tax benefit on exercise of stock options	$2,135	$3,029

Transfer from loans to other real estate owned and repossessed assets	$8,151	$480

Assets acquired under capital lease obligations	$437	$1,339

Deferred stock compensation	$2,901	$14,510

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$—	$52,008
Cash paid, less acquired (including acquisition costs)	—	1,521
Liabilities assumed	—	10
Reduction in payable for purchase of international subsidiary	—	(12,341)
Carrying value of joint-venture investment	—	1,258

Fair value of assets acquired (including goodwill of $0 and $38,452)	$—	$42,456

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc. (“the Parent”), a financial services holding company, and its subsidiaries, collectively (“the Company” or “E*TRADE”), including but not limited to E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, TIR (Holdings) Limited (“E*TRADE Institutional”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Financial Corporation (“ETFC”), a provider of financial services whose primary business is conducted by E*TRADE Bank (“the Bank”) and E*TRADE Global Asset Management, Inc. (“ETGAM”), E*TRADE Technologies, Inc., a Canadian-based provider of electronic securities trading services for institutional and retail investors, Web Street, Inc. (“Web Street”), a provider of online brokerage services and Dempsey and Company, LLC (“Dempsey”), a specialist and market-making firm. The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of centrally-managed automated teller machines (“ATMs”) in the United States and Canada and E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), an Internet-based mortgage loan originator, are subsidiaries of the Bank. ETGAM is a funds manager and registered broker-dealer.

In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which in turn owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As of December 31, 2001, the Company owned 49% of Enlight Holdings. In February 2002, the Company determined that as a result of additional contributions and changes in the number of board of director seats, the Company has the ability to control the operations of Enlight Holdings and therefore the Company has consolidated its financial position and results of operations into the Company’s consolidated financial statements. Prior to consolidation, the Company recorded losses from equity investments related to eAdvisor of $(52,000) for the three months ended March 31, 2002 and $(1.6) million for the three months ended March 31, 2001.

Beginning in January 2002, the Company changed its presentation of revenue from that previously presented; however, no changes to its accounting policies or methods were made. Under the new format, net brokerage revenues consist of commissions, principal transactions, other brokerage-related, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transactions were included under the caption “global and institutional.” Principal transactions include revenues from institutional activities, previously included in global and institutional, and market-making activities, previously included in other revenues. Other brokerage-related revenues include account maintenance fees, payments from order flow, Business Solutions Group revenue and mutual fund revenue. Except for order flow, which was previously included in transaction revenues, other brokerage-related items were included in other revenues. Net banking revenues consist of gain on sale of originated loans, gain on sale of loans held-for-sale and securities-net, other banking-related, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of automated teller machine revenues.

On July 30, 1999, the Company entered into a lease agreement for its 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, the Company posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, the Company exercised its purchase option and used the cash collateral to fund the purchase on April 29, 2002. As a result, the Company has included the property and related payable for the purchase of $71.9 million on its Consolidated Balance Sheet. The cash collateral is included in cash and equivalents as of March 31, 2002.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, in the opinion of management, reflect adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating when to adopt the requirements of SFAS No. 145 in its consolidated financial statements.

Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that all intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually for impairment. In accordance with SFAS No. 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its reporting units in the Global and Institutional and its Wealth Management segments were impaired. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS No. 142. A non-cash charge totaling $299.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off goodwill of $292.6 million in the Global and Institutional segment and $6.8 million in the Wealth Management segment. Remaining recorded goodwill following this impairment write down, by segment, as of March 31, 2002 was (in thousands):

Domestic Retail Brokerage and Other	$147,336
Banking	114,046

Total	$261,382

Other intangible assets, which will continue to be amortized, consist of the following:

	Weighted Average Useful Life(1) (years)	As of March 31, 2002			As of December 31, 2001
(in thousands)		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	30	$59,800	$997	$58,803	$59,800	$506	$59,294
Active accounts(2)	7	53,830	11,366	42,464	52,599	7,514	45,085
Access contracts	5	24,231	8,654	15,577	24,231	7,391	16,840
Deposit intangibles	3	14,634	1,211	13,423	3,165	549	2,616
Other	5	824	192	632	824	151	673

Total		$153,319	$22,420	$130,899	$140,619	$16,111	$124,508

(1)	The Company evaluated the useful lives of its other intangible assets and determined that they should continue to be amortized based on the original useful lives assigned.
(2)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $6.7 million for the three months ended March 31, 2002 and $1.3 million for the three months ended March 31, 2001. Assuming no future impairments of these assets or additions as the result of acquisitions, annual amortization expense will be $24.8 million in fiscal 2002, $21.5 million in fiscal 2003, $17.9 million in fiscal 2004, $9.3 million in fiscal 2005 and $6.9 million in fiscal 2006.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is provided below (in thousands except per share amounts):

	Three Months Ended March 31,
	2002			2001
		Per Share			Per Share
	Amount	Basic	Diluted	Amount	Basic	Diluted
Reported income (loss) before extraordinary items and cumulative effect of accounting change	$19,358	$0.06	$0.05	$(7,166)	$(0.02)	$(0.02)
Add: Goodwill amortization	—	—	—	6,709	0.02	0.02

Adjusted income (loss) before extraordinary items	19,358	0.06	0.05	(457)	(0.00)	(0.00)
Extraordinary items	4,074	0.01	0.01	(2,037)	(0.01)	(0.01)

Adjusted net income (loss)	$23,432	$0.07	$0.06	$(2,494)	$(0.01)	$(0.01)

NOTE 3.    FACILITY RESTRUCTURING CHARGES

On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million ($148.0 million after tax) in fiscal 2001. The restructuring was designed to consolidate certain facilities to bring together key decision-makers and streamline operations.

The Company recorded a pre-tax restructuring charge of $128.5 million related to its facilities consolidation in 2001, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs that will be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of committed lease terms of 7 to 11 years. In the three months ended March 31, 2002, the Company reduced its facilities charge by $2.0 million as management has determined that it will use more facility space than originally estimated in the restructuring plan.

The Company also recorded a pre-tax restructuring charge of $52.5 million related to the write-off of capitalized software and hardware related to the aforementioned technology projects and other fixed assets. In calculating the charge related to its asset write-off, the Company calculated the amount of the write-offs as the net book value of assets less the amount of estimated proceeds upon disposition for certain saleable assets, including real estate properties owned. In the three months ended March 31, 2002, a related party, though not obligated, reimbursed the Company for the value of the impairment of one of these properties, which was recorded in our initial restructuring charge. The reimbursement of approximately $0.7 million was offset by an additional increase in the restructuring accrual resulting from the identification of additional excess equipment of approximately $0.2 million.

The restructuring accrual also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that will no longer be required in the facilities the Company is vacating. The Company increased the restructuring charge included in Other by $2.3 million in the three months ended March 31, 2002 primarily for additional severance payments made to additional associates identified during the first quarter. Severance is recorded in the period in which associates are identified and communication is made to these individuals.

A summary of the facility restructuring charges is outlined as follows:

	Facility Consolidation	Asset Write-Off	Other	Total
	(in thousands)
Facility restructuring charges recorded in fiscal 2001	$128,469	$52,532	$21,764	$202,765
Activity for fiscal 2001:
Cash charges	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543

Activity for the three months ended March 31, 2002:
Adjustments and additional charges	(2,026)	(453)	2,256	(223)
Cash charges	(3,818)	—	(4,390)	(8,208)
Non-cash charges	(1,496)	453	—	(1,043)

Restructuring liabilities at March 31, 2002	$75,025	$—	$5,044	$80,069

NOTE 4.    BUSINESS COMBINATIONS

In October 2001, the Company acquired Dempsey, a privately-held specialist and market-making firm, for an aggregate purchase price of $173.4 million, comprised of approximately 28.9 million shares of the Company’s common stock valued at $153.4 million and an additional $20.0 million in cash. The acquisition was accounted for using the purchase method of accounting and the results of Dempsey’s operations have been combined with those of the Company since the date of acquisition. The Company paid an additional amount of approximately $1.3 million, which represents management continuity payments associated with its acquisition of Dempsey. These charges were recorded as acquisition-related costs for the three months ended March 31, 2002.

In June 2001, the Company acquired Web Street, an online brokerage firm, for an aggregate purchase price of $48.5 million, comprised of approximately 4.9 million shares of the Company’s common stock valued at $43.5 million, the assumption of approximately 418,000 warrants valued at $0.7 million and acquisition costs of approximately $4.3 million. The acquisition was accounted for using the purchase method of accounting and the results of Web Street’s operations have been combined with those of the Company from the date of acquisition. In the three months ended March 31, 2002, the Company paid an additional $1.2 million for certain contingencies that existed at the date of acquisition. As a result, the Company recorded an additional amount to the purchase price for $1.2 million.

In February 2001, the Company acquired E*TRADE Mortgage, formerly LoansDirect, Inc., an online mortgage originator for an aggregate purchase price of approximately $36.0 million, comprised of approximately 3.0 million shares of the Company’s common stock valued at $33.0 million, the assumption of vested employee stock options of approximately $1.5 million and acquisition costs of approximately $1.5 million. The acquisition was accounted for using the purchase method of accounting and the results of E*TRADE Mortgage’s operations have been combined with those of the Company since the date of acquisition.

The proforma information below assumes that the acquisitions of Dempsey, Web Street and E*TRADE Mortgage occurred at the beginning of fiscal 2001 and includes the effect of amortization of goodwill and the amount allocated to active brokerage accounts acquired from that date (in thousands, except per share amounts):

Three Months Ended March 31, 2001
Net revenues	$374,555
Loss before extraordinary gain on early extinguishment of debt and settlement of litigation, net of tax	$(10,574)
Net loss	$(12,611)
Basic and diluted loss per share before extraordinary gain on early extinguishment of debt	$(0.03)
Basic and diluted loss per share	$(0.04)

The proforma information is for information purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of fiscal 2001.

NOTE 5.    BROKERAGE RECEIVABLES—NET AND PAYABLES

Brokerage receivables—net and payables consist of the following:

	March 31, 2002	December 31, 2001
	(in thousands)
Receivable from customers and non-customers (less allowance for doubtful accounts of $3,161 at March 31, 2002 and $3,608 at December 31, 2001)	$1,762,180	$1,631,845

Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	104,000	113,527
Deposits paid for securities borrowed	245,867	371,682
Securities failed to deliver	887	776
Other	7,753	21,323

Total brokerage receivables—net	$2,120,687	$2,139,153

Payable to customers and non-customers	$2,166,464	$2,018,352

Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	421,512	648,168
Securities failed to receive	1,613	1,491
Other	38,068	31,973

Total brokerage payables	$2,627,657	$2,699,984

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,582 million at March 31, 2002 and $1,537 million at

December 31, 2001. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of March 31, 2002, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $1,752 million, which it can sell or repledge. Of this amount, $601 million has been pledged or sold as of March 31, 2002 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at March 31, 2002 are amounts from transactions involving MJK Clearing and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 12 “Commitments, Contingencies and Other Regulatory Matters.” Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

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

The carrying amounts of investments are shown below:

	March 31, 2002	December 31, 2001
	(in thousands)
Trading securities	$177,754	$87,392
Available-for-sale investment securities	898,907	998,487
Equity method and other investments:
Joint ventures	21,460	28,664
Venture capital funds	15,959	17,553
Other investments	36,589	36,527

Total investments	$1,150,669	$1,168,623

Included in available-for-sale securities are investments in several companies that are publicly-traded and carried at fair value. Unrealized gains related to these investments were $2.9 million at March 31, 2002 and $6.9 million at December 31, 2001. Unrealized losses related to these investments were $28.3 million at March 31, 2002 and $19.9 million at December 31, 2001.

NOTE 7.    LINE OF CREDIT AND OTHER BORROWINGS

The Company has one installment purchase contract and term loans from financial institutions which are collateralized by equipment owned by the Company. Borrowings under these term loans bear interest at 3.00% to 3.25% above LIBOR (4.88% to 5.13% at March 31, 2002). The Company had approximately $12.8 million outstanding under these loans at March 31, 2002, which is included in accounts payable, accrued and other liabilities.

In November 2001, the Company renewed a $50 million line of credit under an agreement with a bank that expires in October 2002. The line of credit is collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (2.23% at March 31, 2002). The Company had no borrowings outstanding under this line of credit at March 31, 2002.

NOTE 8.    COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss is as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Net loss	$(275,981)	$(9,203)
Changes in other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(18,937)	(51,618)
Reclassification as a result of realized (gains) losses on available-for-sale securities, net of tax	(10,976)	24,171
Unrealized gain (loss) on derivative instruments, net of tax, and reclassification adjustment	15,561	(50,050)
Amortization of de-designated hedges and transition adjustments, net of tax	263	502
Cumulative translation adjustments	(246)	(4,298)

Total comprehensive loss	$(290,316)	$(90,496)

NOTE 9.    NET LOSS PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2002		2001
	Basic	Diluted	Basic and Diluted
	(in thousands)
Numerator:
Income (loss) before extraordinary gain (loss) on early extinguishment of debt and cumulative effect of accounting change	$19,358	$19,358	$(7,166)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	4,074	4,074	(2,037)
Cumulative effect of accounting change	(299,413)	(299,413)	—

Net loss	$(275,981)	$(275,981)	$(9,203)

Denominator:
Weighted average shares outstanding	346,950	346,950	317,242
Diluted effect of options and restricted stock awards outstanding	—	9,661	—
Diluted effect of warrants and contingent shares outstanding	—	347	—

	346,950	356,958	317,242

Because the Company reported a loss before extraordinary loss on the early extinguishment of debt and a net loss for the three months ended March 31, 2001, and a net loss for the three months ended March 31, 2002, the calculation of diluted loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported income before the extraordinary loss on the early extinguishment of debt and net income for the three months ended March 31, 2001, there would have been 10,294,000 additional shares for options outstanding and 198,000 additional shares for warrants outstanding. If the Company had reported net income for the three months ended March 31, 2002, there would have been 9,661,000 additional shares for options and restricted stock awards outstanding and 347,000 additional shares for warrants and contingent shares outstanding. Excluded from the calculations of diluted loss per share and diluted net loss per share for the three months ended March 31, 2002 and 2001 are approximately 47,451,000 and 27,542,000, respectively, shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted net loss per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended March 31,
	2002	2001
Options excluded from computation of diluted net loss per share	17,300	18,784
Exercise price ranges:
High	$58.19	$58.19
Low	$10.02	$10.53

NOTE 10.    EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

Extraordinary gain (loss) on early extinguishment of debt was $4.1 million in the three months ended March 31, 2002 and $(2.0) million for the three months ended March 31, 2001. In the three months ended March 31, 2002, the Company recorded an extraordinary gain on early extinguishment of debt of $4.1 million (net of tax expense of $2.7 million) from the retirement of $50 million of its 6% convertible subordinated notes in exchange for approximately 4.7 million shares of its common stock. In the three months ended March 31, 2001, the Company recorded an extraordinary loss on early extinguishment of debt of $2.0 million (net of tax benefit of $1.2 million) from the early redemption of $400 million of adjustable and fixed rate advances with the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations.

NOTE 11.    REGULATORY REQUIREMENTS

E*TRADE Securities is subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and the National Association of Securities Dealers Regulation, Inc. (“NASDR”), which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows:

	March 31, 2002	December 31, 2001
	(dollars in thousands)
Net capital	$145,307	$240,141
Percentage of aggregate debit balances	8.0%	14.0%
Required net capital	$35,419	$34,208
Excess net capital	$109,888	$205,933

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s other U.S. broker-dealer subsidiaries:

	March 31, 2002			December 31, 2001
(in thousands)	Required Net Capital	Net Capital	Excess Net Capital	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Institutional Securities, Inc.	$309	$8,426	$8,117	$250	$6,407	$6,157
E*TRADE Marquette Securities, Inc.	$250	$521	$271	$250	$532	$282
E*TRADE Global Asset Management, Inc.	$342	$20,529	$20,187	$282	$8,999	$8,717
E*TRADE Canada Securities Corporation	$100	$241	$141	$100	$283	$183
GVR, LLC	$1,000	$3,727	$2,727	$1,000	$4,100	$3,100
Web Street Securities and subsidiary	$250	$941	$691	$250	$796	$546
Dempsey	$486	$14,899	$14,413	$802	$8,787	$7,985

The Company’s broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at March 31, 2002 and December 31, 2001. The aggregate net capital, required net capital and excess net capital of these companies at March 31, 2002, was $73.9 million, $28.5 million and $45.4 million, respectively. The aggregate net capital, required net capital, and excess net capital of these companies at December 31, 2001, was $69.7 million, $29.7 million and $40.0 million, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, Core Capital to adjusted tangible assets and Tangible Capital to tangible assets. Management believes that, as of March 31, 2002 the Bank has met all capital adequacy requirements to which it was subject. As of March 31, 2002 and December 31, 2001, the Office of Thrift Supervision (“OTS”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Core Capital to adjusted tangible assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below:

(dollars in thousands)	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2002:
Total Capital to risk-weighted assets	$869,387	12.51%	>$	555,947	>8.0%	>$	694,933	>10.0%
Tier I Capital to risk-weighted assets	$852,808	12.27%		N/A	N/A	>$	416,960	>6.0%
Core Capital to adjusted tangible assets	$852,808	6.27%	>$	543,698	>4.0%	>$	679,622	>5.0%
Tangible Capital to tangible assets	$852,808	6.27%	>$	203,887	>1.5%		N/A	N/A

As of December 31, 2001:
Total Capital to risk-weighted assets	$836,866	11.52%	>$	580,986	>8.0%	>$	726,233	>10.0%
Tier I Capital to risk-weighted assets	$819,367	11.28%		N/A	N/A	>$	435,740	>6.0%
Core Capital to adjusted tangible assets	$819,367	6.07%	>$	539,671	>4.0%	>$	674,588	>5.0%
Tangible Capital to tangible assets	$819,367	6.07%	>$	202,377	>1.5%		N/A	N/A

NOTE 12.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”) and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers: Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because it failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency.

Wedbush, Nomura and Fiserv have commenced separate legal actions against E*TRADE Securities. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million received by E*TRADE Securities in connection with the GENI and other stock loan transactions. Such amounts are included in deposits paid for securities borrowed and deposits received for securities loaned at March 31, 2002 in the accompanying Consolidated Balance Sheets. E*TRADE Securities believes that the plaintiffs must look to MJK as the debtor for repayment, and that it has defenses in each of these actions and will vigorously defend itself in all matters. To date, E*TRADE Securities has successfully defeated all actions for interim relief or has entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. E*TRADE Securities is unable to predict the ultimate outcome or the amount of any potential losses.

As of March 31, 2002, the Bank had commitments to purchase $319.4 million in fixed rate and $148.6 million in variable rate loans and commitments to originate $318.4 million in fixed rate and $32.6 million in variable rate loans. In addition, the Bank had $622.9 million in mortgage-backed securities and certificates of deposit approximating $3.4 billion scheduled to mature in less than one year. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying consolidated balance sheets.

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

From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the NASDR or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business. The Company is also subject to periodic regulatory audits and inspections. The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

The Company maintains insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal insurance coverage it maintains covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place, and world events, including the terrorist attacks of September 11, 2001, may impair the Company’s ability to obtain insurance in the future.

NOTE 13.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions principally to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Fair Value Hedges

The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged item attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations as fair value adjustments of financial derivatives in other non-operating income (expense). Fair value hedge ineffectiveness resulted in a loss of $1.0 million for the three months ended March 31, 2002 and income of $1.5 million for the three months ended March 31, 2001.

During the three months ended March 31, 2002 and March 31, 2001, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sale of loans held-for-sale and securities-net, in the consolidated statement of operations, which totaled $8.6 million of gains for the three months ended March 31, 2002 and $3.4 million of losses for the three months ended March 31, 2001. In addition, the Company recognized $4.8 million for the three months ended March 31, 2002 and $0.2 million for the three months ended March 31, 2001, of hedge ineffectiveness expense in fair value adjustments of financial derivatives, related to these derecognized fair value hedges during the fair value hedge accounting period. The following table summarizes information related to our financial derivatives in fair value hedge relationships as of March 31, 2002 (dollars in thousands):

Assets Hedged	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
Loans:
Pay fixed interest rate swaps	$968,973	$(7,813)	$3,797	$(11,610)	5.29%	1.90%	—%	3.90
Purchased interest rate options—caps	3,929,027	79,986	79,986	—	—	—	6.03	3.00
Purchased interest rate options—floors	683,000	2,966	2,966	—	—	—	5.07	3.32

Total Loans	5,581,000	75,139	86,749	(11,610)	5.29	1.90	5.84	3.27

Mortgage-Backed Securities:
Pay fixed interest rate swaps	545,527	8,017	8,017	—	4.47	1.91	—	4.26
Purchased interest rate options—caps	1,447,973	74,278	74,278	—	—	—	5.91	5.01
Purchased interest rate options—floors	1,107,750	3,689	3,689	—	—	—	4.49	5.18

Total Mortgage-Backed Securities	3,101,250	85,984	85,984	—	4.47	1.91	5.51	5.12

Total Fair Value Hedges	$8,682,250	$161,123	$172,733	$(11,610)	5.10%	1.91%	4.99%	3.93

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. The Company expects to reclassify approximately $57.1 million of net unrealized losses reported in other comprehensive income (“OCI”) to the Consolidated Statement of Operations during the next twelve months. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of 7 years.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its Consolidated Statements of Operations. The Company recognized $2.7 million of income for cash flow hedge ineffectiveness for the three months ended March 31, 2002 and $0 for the three months ended March 31, 2001.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of March 31, 2002:

(dollars in thousands)	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
Liabilities hedged

Time Deposits:
Pay fixed interest rate swaps	$1,691,000	$(68,570)	—	$(68,570)	6.42%	2.84%	2.20

Repurchase Agreements:
Pay fixed interest rate swaps	1,972,500	(116,635)	—	(116,635)	6.88	1.81	2.78

Federal Home Loan Bank Advances:
Pay fixed interest rate swaps	503,300	(27,581)	—	(27,581)	7.04	1.89	2.30

Total Cash Flow Hedges	$4,166,800	$(212,786)	—	$(212,786)	6.57%	2.24%	2.49

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. The net change in the IRLCs and the related hedging instruments resulted in a net gain of $2.7 million for the three months ended March 31, 2002 and $0 for the three months ended March 31, 2001.

NOTE 14.    COLLATERALIZED DEBT OBLIGATION

In September 2001, the Company entered into a Warehousing Agreement with a financial advisor for the purpose of acquiring a portfolio of investment grade asset-backed securities (“Collateral”). The Company intends to transfer this Collateral into one or more newly formed special purpose entities which will sell certain classes of notes to be secured by the Collateral. The terms of the agreement required the Company to make a $10 million deposit which can be applied against any net loss realized by the advisor if certain defined events occur, which result in the notes not being sold and the Collateral being liquidated; the Company has no liability for net losses in excess of the deposit in the event of liquidation of the Collateral. At March 31, 2002, the financial advisor had purchased $96.1 million of Collateral, which had unrealized losses of less than $0.1 million at March 31, 2002.

NOTE 15.    SEGMENT INFORMATION

The Company has separated its financial services into four categories: Domestic Retail Brokerage; Banking; Global and Institutional; and Wealth Management and Other. There have been no changes to these categories from fiscal 2001. As the Wealth Management and Other operations business represents emerging activities which are not currently material to the consolidated results and has characteristics comparable to the offerings of other retail brokerage firms, management has aggregated Wealth Management and Other with Domestic Retail Brokerage to form one of three reportable segments. Corporate administration costs are included in Domestic Retail Brokerage and Other.

Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage and Other	Banking	Global and Institutional	Total
Three Months Ended March 31, 2002:
Interest income—net of interest expense	$47,125	$53,817	$2,033	$102,975
Non-interest revenue—net of provision for loan losses	137,157	53,299	37,446	227,902

Net revenues	$184,282	$107,116	$39,479	$330,877

Operating income (loss)	$(2,166)	$51,452	$(4,419)	$44,867
Cumulative effect of accounting change	$(6,823)	$—	$(292,590)	$(299,413)

Three Months Ended March 31, 2001:
Interest income—net of interest expense	$59,648	$36,319	$2,362	$98,329
Non-interest revenue—net of provision for loan losses	158,694	35,295	37,263	231,252

Net revenues	$218,342	$71,614	$39,625	$329,581

Operating income (loss)	$(8,181)	$24,460	$(13,353)	$2,926

As of March 31, 2002:
Segment assets	$3,798,734	$13,644,793	$566,363	$18,009,890

As of December 31, 2001:
Segment assets	$4,272,345	$13,458,433	$441,636	$18,172,414

No single customer accounted for greater than 10% of total revenues in the three months ended March 31, 2002 or 2001.

NOTE 16.    SUBSEQUENT EVENTS

In April 2002, the Company announced an agreement to acquire privately-held Tradescape Securities, LLC, a direct access brokerage firm for active online traders and Tradescape Technologies’ high-speed direct access trading software, technology and network services, including Momentum Securities, LLC, an onsite brokerage firm for individual professional traders, for $100 million of the Company’s common stock. In addition, the Company may pay additional contingent stock consideration of up to $180 million payable if Tradescape’s operating results exceed certain targets and revenue goals for the remainder of fiscal 2002 and fiscal 2003. The Company expects the acquisition to be completed in the second quarter of fiscal 2002.

In April 2002, ETFC formed ETFC Capital Trust IV (“ETFCCT IV”), a business trust formed solely for the purpose of issuing capital securities, sold at par, 10,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The Subordinated Debentures mature in 2032 and have a variable annual dividend rate at 3.70% above the six-month LIBOR, payable semi-annually, beginning in October 2002. The net proceeds were used for ETFC’s general corporate purposes, which include funding ETFC’s continued growth.

In May 2002, the Company purchased 31,250 of newly issued shares in E*TRADE Japan K.K. in exchange for 3.3 million shares of the Company’s common stock in a private transaction, valued at $30.7 million. Following the transaction, the Company increased its ownership in E*TRADE Japan K.K. from 29% to 36%.

On May 10, 2002, the Company announced an agreement with its Chairman of the Board and Chief Executive Officer for a two-year employment contract, effective May 15, 2002. The employment contract includes a zero base salary, a return of 2.0 million shares of restricted stock previously granted by the Company, the cancellation of the tax reimbursement feature on the remaining restricted stock under this grant, and a return of certain amounts previously contributed as well as a reduction in the future benefits of the Company’s Supplemental Executive Retirement Plan. The Company will record a benefit in the three months ended June 30, 2002, related to amounts previously expensed by the Company for these items.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may” “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Group, Inc. from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the Securities and Exchange Commission, commonly referred to as the SEC, and in this document under the heading “Risk Factors”, beginning in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE Financial.

Results of Operations

Key Performance Indicators

The following table sets forth several key performance indicators which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three months presented:

	Three Months Ended March 31,		Percentage Change
	2002	2001
Active global brokerage accounts(1)(2)	3,598,216	3,320,356	8%
Active banking accounts(3)	519,154	404,765	28%

Total active accounts at period end	4,117,370	3,725,121	11%

Net new global brokerage accounts(2)	86,275	123,964	(30)%
Net new banking accounts	28,241	42,148	(33)%

Total net new accounts	114,516	166,112	(31)%

Cost per new account	$272	$387	(30)%

Total global brokerage transactions(2)	6,144,665	8,410,013	(27)%

Daily average global brokerage transactions(2)	102,411	135,645	(25)%

Average commission per global brokerage transaction(2)	$13.43	$13.77	(2)%

	(in thousands)
Total assets in global brokerage accounts(2)	$44,657,233	$41,097,776	9%
Total deposits in banking accounts	8,986,184	6,771,024	33%

Total assets/deposits in customer accounts at period end	$53,643,417	$47,868,800	12%

(1)
Global brokerage accounts are considered active if the account has a positive asset balance, or if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.

(2)	Global brokerage account, transaction and asset data includes domestic and international information.
(3)
Bank accounts are considered active if a customer has made an initial deposit and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed.

The following table sets forth the components of brokerage and banking net revenues and percentage change information related to certain items on our Consolidated Statements of Operations for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2002	2001
Brokerage revenues:
Commissions	$82,527	$115,825	(29)%
Principal transactions	55,315	31,172	77%
Other brokerage-related services	36,761	48,960	(25)%
Interest income	53,051	100,745	(47)%
Interest expense	(3,893)	(38,735)	(90)%

Net brokerage revenues	223,761	257,967	(13)%

Banking revenues:
Gain on sales of originated loans	24,675	9,184	169%
Gain on sale of loans held-for-sale and securities—net	21,622	19,110	13%
Other banking-related revenues	10,384	8,444	23%
Interest income	202,668	216,685	(6)%
Interest expense	(148,851)	(180,366)	(17)%
Provision for loan losses	(3,382)	(1,443)	134%

Net banking revenues	107,116	71,614	50%

Total net revenues	$330,877	$329,581	—%

Revenues

Beginning in January 2002, we changed our presentation of revenue from that previously presented; however, no changes to our accounting policies or methods were made. Under the new format, net brokerage revenues consist of commissions, principal transactions, other brokerage-related, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transactions were included under the caption “global and institutional.” Principal transactions include revenues from institutional activities, previously included in global and institutional, and market-making activities, previously included in other revenues. Other brokerage-related revenues include account maintenance fees, payments from order flow, Business Solutions Group revenue and mutual fund revenue. Except for order flow, which was previously included in transaction revenues, other brokerage-related items were included in other revenues. Net banking revenues consist of gain on sale of originated loans, gain on sale of loans held-for-sale and securities-net, other banking-related, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of automated teller machine revenues.

Total net revenues remained flat from the prior year quarter. Net brokerage revenues decreased 13% while net banking revenues increased 50%. The decrease in brokerage revenues is due to a decrease in commission revenues, other brokerage-related services and interest income from brokerage activities, offset by increases in principal transactions and a decrease in interest expense from brokerage activities. The increase in net banking revenues is mainly due to an increase in gain on sales of originated loans, gain on sale of loans held-for-sale and securities-net and a decrease in interest expense, offset by decreases in interest income and an increase in the provision for loan losses.

Brokerage Revenues

Commission revenues, which are earned as customers execute securities trades, decreased 29% from the prior year quarter. These revenues are primarily affected by global brokerage transaction volume and the average commission per global brokerage transaction. Daily average global brokerage transactions decreased 25% from the prior year quarter, largely reflective of the market downturn and a slight decrease in the average commission per global brokerage transaction from $13.77 for the three months ended March 31, 2001 to $13.43 for the three months ended March 31, 2002. The decrease in commission revenues is primarily related to transaction mix. The most significant change was a 14% decrease in option transactions, which have higher commissions than equity transactions, and a 40% increase in listed market order transactions, which are $14.95, below our standard equity commission of $19.95.

Principal transactions, which comprise our institutional and market-making revenues, increased 77% from the prior year quarter. This increase is due primarily from market-making revenues from Dempsey and Company LLC (“Dempsey”) of approximately $24.5 million for the three months ended March 31, 2002. There were no revenues from market-making activities prior to the acquisition of Dempsey in October 2001.

Other brokerage-related services revenues, which are mainly comprised of payments from order flow, account maintenance fees, Business Solutions Group revenue and mutual fund revenues, decreased 25% from the prior year quarter. This decrease is primarily due to a decrease in order flow. Revenue from order flow is comprised of rebate income from various market makers, including Dempsey, and market centers for processing transactions through them. We use Dempsey and other broker-dealers to execute our customers’ orders. This practice of receiving payment for order flow is widespread in the securities industry. Under applicable SEC regulations, receipt of these payments requires disclosure of such payments by us to our customers. This decrease is due to competitive forces and the advent of decimalization in the major market exchanges beginning in January 2001 and implemented by Nasdaq in March 2001. Further, following the acquisition of Dempsey in October 2001, rebate income from order flow executed through Dempsey is now eliminated in our consolidation of operating results.

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

Brokerage interest income decreased 47% from the prior year quarter. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased by 48% from the prior year quarter. The continued decline in the Nasdaq, Dow Jones Industrial Average and S&P 500 indices over the past year and the economic recession has reduced borrowing on margin by customers as a means of leveraging their investments. Brokerage interest expense decreased 90% from the prior year quarter. The decrease in brokerage interest expense primarily reflects an overall decrease in average customer credit rates and average stock loan balances, which decreased 80%. Net brokerage interest income decreased 21% from the prior year quarter primarily due to the effects of the economic recession that has affected the asset value of customer investment portfolios and in turn, average margin balances. This decrease adversely affects our net revenues and operating income. The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances and average stock loan balances for the three months indicated:

	Three Months Ended March 31,		Percentage Change
	2002	2001
(dollars in millions)
Average customer margin balances	$1,503	$2,866	(48)%
Average customer money market fund balances	$8,451	$8,596	(2)%
Average stock loan balances	$515	$2,594	(80)%

Banking Revenues

Gain on sales of originated loans increased 169% from the prior year quarter. This increase is due to an increased level of volume of originations in the March 2002 quarter as compared to the prior year quarter. In addition, as E*TRADE Mortgage was acquired by the Company in February 2001, the Company has been able to benefit from an entire quarter of activity in fiscal 2002 as compared to fiscal 2001.

Gain on sale of loans held-for-sale and securities-net consist primarily of gains on sales of Bank loans held-for-sale, available-for-sale mortgage-backed and investment securities, trading activity and gains related to derivative financial instruments. Gains on sales of loans held-for-sale and securities-net increased 13% from the prior year quarter. The increase is due to a significant increase in gains on sales of Bank loans purchased from correspondents which increased 82% from the prior year quarter. The increase was partially offset by a 72% decrease in gains on sales of available-for-sale securities. In addition, we recorded approximately $8.6 million of gains on derivative financial instruments, which occurred after the discontinuance of hedge accounting, for the three months ended March 31, 2002, as compared to $3.4 million of losses recognized during the three months ended March 31, 2001.

Other banking-related revenues are comprised primarily of ATM fees. Other banking-related revenues increased 23% from the prior year quarter. This increase is due to higher ATM transaction surcharge volume, primarily caused by a 16% increase in the number of ATMs in our network from March 31, 2001 to March 31, 2002.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings.

Banking interest income decreased 6% from the prior year quarter. Decreases in banking interest income reflect decreases in average yield, partially offset by increases in average interest earning banking asset balances. Average interest-earning banking assets increased 16% from the prior year quarter. The average yield on interest-earning banking assets decreased to 6.00% in the three months ended March 31, 2002 from 7.47% in the three months ended March 31, 2001.

Banking interest expense decreased 17% from the prior year quarter. The decrease in banking interest expense reflects a decrease in the average cost of the borrowings partially offset by an increase in the average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 15% from the prior year quarter. The average cost of borrowings decreased to 4.73% in the three months ended March 31, 2002 from 6.62% in the three months ended March 31, 2001. The increase in the average net interest spread from 0.85% in the three months ended March 31, 2001 to 1.27% in the three months ended March 31, 2002, is primarily a result of the decreased costs of retail deposits and lower interest rates on short term borrowings, partially offset by expenses of hedging activity. Average retail deposits in banking accounts increased 38% from the prior year quarter.

The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three months ended March 31, 2002 and March 31, 2001. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$8,001,940	$132,385	6.62%	$5,705,108	$111,342	7.81%
Interest-bearing deposits	287,306	1,689	2.38%	39,825	642	6.54%
Mortgage-backed and related available-for-sale securities	3,979,005	52,787	5.31%	4,803,455	85,438	7.11%
Available-for-sale investment securities	1,123,416	14,318	5.14%	843,772	15,487	7.39%
Investment in FHLB stock	58,515	1,139	7.89%	83,358	1,490	7.25%
Trading securities	53,755	350	2.60%	128,797	2,286	7.10%

Total interest-earning banking assets	13,503,937	$202,668	6.00%	11,604,315	$216,685	7.47%

Non-interest-earning banking assets	579,013			303,709

Total banking assets	$14,082,950			$11,908,024

Interest-bearing banking liabilities:
Retail deposits	$8,505,812	94,469	4.50%	$6,169,462	$100,068	6.58%
Brokered callable certificates of deposit	20,261	125	2.51%	91,644	1,425	6.31%
FHLB advances	924,233	14,679	6.35%	1,625,322	27,599	6.79%
Other borrowings	3,301,971	39,578	4.79%	3,160,833	51,274	6.49%

Total interest-bearing banking liabilities	12,752,277	$148,851	4.73%	11,047,261	$180,366	6.62%

Non-interest bearing banking liabilities	605,488			208,214

Total banking liabilities	13,357,765			11,255,475
Total banking shareowner’s equity	725,185			652,549

Total banking liabilities and shareowner’s equity	$14,082,950			$11,908,024

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$751,660	$53,817		$557,054	$36,319

Net interest spread			1.27%			0.85%

Net interest margin (net yield on interest-earning banking assets)			1.60%			1.26%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			105.89%			105.04%

Return on average total banking assets			0.85%			0.44%

Return on average net banking assets			16.57%			8.12%

Average equity to average total banking assets			5.15%			5.48%

Loans Receivable and Provision for Loan Losses

The provision for loan losses recorded reflects adjustments in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio. The provision for loan losses was $3.4 million in the three months ended March 31, 2002 and $1.4 million in the three months ended March 31, 2001. The increase in the provision for loan losses primarily reflects the growth in and composition of our Banking loan portfolio as well as the Bank’s decision to invest a greater portion of its assets in loans with higher yields, and therefore, increased credit risk, such as automobile loans. As of March 31, 2002, the total loan loss allowance was $16.7 million, or 0.24% of total loans outstanding and 71% of total non-performing loans of $23.5 million. As of December 31, 2001, the total loan loss allowance was $19.9 million, or 0.25% of total loans outstanding and 96% of total non-performing loans of $20.7 million.

The following table presents information concerning our banking loan portfolio as of March 31, 2002 and December 31, 2001, by type of loan:

	March 31, 2002
(dollars in thousands)	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to four-family	$4,522,603	$864,245	$5,386,848
Multi-family	113	—	113
Commercial	16,819	—	16,819
Mixed-use	586	—	586

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,526,715	—	1,526,715
Home equity lines of credit and second mortgage loans	71,578	315	71,893
Other	10,476	—	10,476

Total loans	6,148,890	864,560	7,013,450
Unamortized premiums (discounts), net	38,995	(662)	38,333
Less allowance for loan losses	(16,699)	—	(16,699)

Total	$6,171,186	$863,898	$7,035,084

	December 31, 2001
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to four-family	$4,696,681	$1,621,783	$6,318,464
Multi-family	183	—	183
Commercial	1,981	—	1,981
Mixed-use	635	—	635

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,635,050	—	1,635,050
Home equity lines of credit and second mortgage	22,720	339	23,059
Other	12,188	49	12,237

Total loans	6,369,438	1,622,171	7,991,609
Unamortized premiums (discounts), net	44,804	(6,082)	38,722
Less allowance for loan losses	(19,874)	—	(19,874)

Total	$6,394,368	$1,616,089	$8,010,457

The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated:

(dollars in thousands)	March 31, 2002	December 31, 2001
Loans accounted for on a non-accrual basis:
Real estate loans:
One-to four-family	$22,065	$20,595
Commercial	9	—

Automobiles, mobile homes and recreational vehicles	1,430	91

Total non-performing loans	23,504	20,686
Repossessed assets	3,162	3,328

Total non-performing assets	$26,666	$24,014

Total non-performing loans as a percentage of held-for-investment loans	0.38%	0.32%

Total non-performing assets as a percentage of held-for-investment loans	0.43%	0.37%

Total non-performing assets as a percentage of total banking assets	0.20%	0.18%

Total loan loss allowance as a percentage of total non-performing loans	71.05%	96.07%

The total loan loss allowance, as a percentage of total non-performing loans, decreased from 96.07% as of December 31, 2001, to 71.05% as of March 31, 2002. The Bank’s total loan portfolio decreased from $8.0 billion to $7.0 billion during the quarter due to principal prepayments and several large bulk loan sales. Allocations to the total loan loss allowance are a function of both the performing and non-performing loans. The aggregate reduction in the total loan portfolio resulted in a reduction of the total loan loss allowance from December 31, 2001 to March 31, 2002. The method for determining the appropriate total loan loss allowance did not change during the quarter, and the current level of the loan loss allowance is considered appropriate.

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Had these loans performed, additional income of $0.4 million during the quarter ended March 31, 2002 and $0.3 million during the quarter ended March 31, 2001 would have been recognized. As of March 31, 2002 and 2001, there were no commitments to lend additional funds to these borrowers.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Allowance for loan losses, beginning of the period	$19,874	$12,565
Provision for loan losses	3,382	1,443
Charge-offs, net	(6,557)	(187)

Allowance for loan losses, end of period	$16,699	$13,821

The average recorded investment in impaired loans for the three months ended March 31, 2002 was $2.4 million and $1.9 million for the three months ended March 31, 2001. The Company’s charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company’s method for non-accrual loans, payments received on impaired loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. For the three months ended March 31, 2002 and 2001, the Company had no restructured loans.

For the three months ended March 31, 2002, the Company’s charge-offs were greater than the recorded provision for loan losses. In the fourth quarter of fiscal 2001, the Company purchased certain pools of automobile and recreational vehicle loans that included certain delinquent accounts. The Company recorded an increase to its allowance for loan loss in the fourth quarter of fiscal 2001 in connection with the acquisition of these loan pools. During the three months ended March 31, 2002, the Company had charge-offs against the recorded allowance for the acquired delinquent loans.

Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,		Percentage Change
(dollars in thousands)	2002	2001
Cost of services	$140,752	$142,435	(1)%

Cost of services as a percentage of net revenues	43%	43%

Operating expenses:
Selling and marketing	$68,964	$93,698	(26)%
Technology development	14,504	22,281	(35)%
General and administrative	54,029	60,242	(10)%
Amortization of goodwill and other intangibles	6,724	7,999	(16)%
Merger-related expenses	1,260	—	*
Facility restructuring and other nonrecurring charges	(223)	—	*

Total operating expenses	$145,258	$184,220	(21)%

*	Percentage change not meaningful.

Cost of Services

Cost of services as a percentage of net revenues remained flat at 43% in the three months ended March 31, 2002 and 2001. Cost of services includes expenses related to our brokerage clearing operations, customer service activities, web site content costs, systems maintenance and amortization expenses related to internally developed and purchased software. We have been able to maintain cost of services relatively flat as a percentage of net revenues in the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to facility restructuring efforts implemented in August 2001 which reduced our ongoing lease costs related to vacated facilities, offsetting increases from the addition of E*TRADE Mortgage during the latter part of the first quarter in 2001.

Selling and Marketing

Selling and marketing expenses decreased 26% from the prior year quarter. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. The decrease in selling and marketing expenses from the prior year quarter is primarily due to reductions in customer acquisition spending, including advertising, online, direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Cost per new account decreased from $387 in the three months ended March 31, 2001 to $272 in the three months ended March 31, 2002, due to acquisitions and the deepening of our product penetration with our customers through the recent expansion into the automobile and home equity line of credit loan markets, which have lower costs per new account. Going forward, our focus will be on developing current customer households, continuing to deepen product penetration and increasing assets per household instead of cost per new account. Acquisitions will focus on new households via core Bank and Brokerage business and leveraging our sales channels to cross-sell other financial products to our customer base. Looking forward, we expect that marketing expenditure levels will be in the range of 17% to 20% of net revenues, lower than during the fiscal year ended December 31, 2001. If general market conditions improve, we will explore the possibility of increasing our spending.

Technology Development

Technology development expenses decreased 35% from the prior year quarter. Technology development projects enhanced our existing product offerings and developed new functionality and features. Completion of development projects for CRM, international locations, internal systems and promotional capabilities during 2001 allowed us to reduce the use of outside consultants and related expenses versus the same quarter last year. We believe our focused technology development efforts will continue to position E*TRADE Financial as a leading provider of online financial services. Our current capacity and capabilities are expected to meet projected business requirements.

General and Administrative

General and administrative expenses decreased 10% from the prior year quarter. General and administrative expenses decreased primarily as a result of an initial $9.6 million compensation charge recognized in the three months ended March 31, 2001 related to the vesting of funds contributed to our Supplemental Executive Retirement Plan (“SERP”) upon its adoption. Also contributing to the decrease are reductions realized from our recent restructuring plans initiated in fiscal 2001. Offsetting these decreases were increases in costs associated with our fiscal 2001 acquisitions of Web Street and Dempsey. In addition, E*TRADE Mortgage, which was acquired by us in February 2001, did not have significant costs for the three months ended March 31, 2001.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $6.7 million for the three months ended March 31, 2002 and $8.0 million for the three months ended March 31, 2001. The decrease in the amortization of goodwill and other intangibles primarily relates to our ceasing of goodwill amortization upon adoption of SFAS No. 142 Goodwill and Other Intangible Assets on January 1, 2002. The amortization expense for the three months ended March 31, 2002 relates to our other intangible assets from acquisitions including E*TRADE Access, which was acquired during fiscal 2000, the acquisitions of WebStreet, E*TRADE Mortgage, Dempsey and certain deposit accounts from Advanta National Bank, a subsidiary of Advanta Corporation, in fiscal 2001 and the acquisition of certain customer deposit accounts from Chase Manhattan Bank USA, National Association in February 2002.

Merger-Related Expenses

Merger-related expenses were $1.3 million for the three months ended March 31, 2002 and primarily represent management continuity payments associated with our acquisition of Dempsey.

Facility restructuring and other nonrecurring charges

Facility restructuring and other nonrecurring charges reflected a credit of $0.2 million for the three months ended March 31, 2002. This credit is comprised of adjustments related to our prior estimated charges that have been revised to reflect current estimates and/or resolution of certain of these costs. See Note 3 to the Condensed Consolidated Financial Statements.

Non-Operating Income (Expenses)

Corporate interest income was $3.6 million for the three months ended March 31, 2002 and $5.8 million for the three months ended March 31, 2001. Corporate interest income includes interest income earned on corporate investment balances and related party notes. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in the related party note balance on the remaining related party notes.

Corporate interest expense was $12.4 million for the three months ended March 31, 2002 and $11.2 million in the three months ended March 31, 2001. Corporate interest expense for the three months ended March 31, 2002 and 2001 primarily relates to interest expense resulting from the issuance of our convertible subordinated notes during fiscal 2001 and fiscal 2000. During the three months ended March 31, 2001, we had $650 million outstanding convertible subordinated notes at 6.00%. In May 2001, we issued an additional $325 million of convertible subordinated notes at 6.75%. This increase in convertible subordinated notes was offset by an exchange of approximately $265 million of our 6.00% notes, resulting in a net increase in our convertible subordinated notes and related interest expense for the three months ended March 31, 2002.

Gain (loss) on sale of investments was $1.7 million for the three months ended March 31, 2002 and $(2.5) million for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recognized a gain of $1.7 million on one of our investments. For the three months ended March 31, 2001, we liquidated a portion of our investment portfolio, recognizing realized losses on the sale of a publicly-traded equity security.

Equity in income (losses) of investments was $0.3 million for the three months ended March 31, 2002 and $(3.3) million for the three months ended March 31, 2001 which resulted from our minority ownership in investments that are accounted for under the equity method. These investments primarily include E*TRADE Japan K.K. for the three months ended March 31, 2002 and E*TRADE Japan K.K., eAdvisor and SoundView Technology Group, Inc., for the three months ended March 31, 2001.

For the three months ended March 31, 2002, we recorded unrealized losses on venture funds of $1.8 million, primarily attributable to the Softbank Capital Partners, L.P. venture fund. For the three months ended March 31, 2001, we recorded unrealized losses on venture funds of $11.6 million, primarily attributable to the Softbank Capital Partners, L.P. and E*TRADE eCommerce Fund, L.P. venture funds. Unrealized losses on venture funds represent market fluctuations on public investments held by the funds and changes in the estimated value of the non-public investments.

For the three months ended March 31, 2002 and for the three months ended March 31, 2001, we recorded a $(1.0) million and a $0.3 million pre-tax gain (loss), respectively, for the fair value adjustments of financial derivatives. The gain (loss) represent a $(0.9) million loss and $1.4 million gain representing the ineffective portions of changes in the fair value of hedges offset by a $0 and $1.1 million loss on the valuation of warrants, respectively.

Other non-operating expense was $1.0 million for the three months ended March 31, 2002 and $0.7 million for the three months ended March 31, 2001. Other non-operating expense was primarily a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies and fixed asset disposals.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the federal and state income taxes at an effective tax rate of 43.0% for the three months ended March 31, 2002 and (65.0)% for the three months ended March 31, 2001. The rate for the three months ended March 31, 2002 reflects an increase in tax for our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate, and a decrease in taxes due to the research and development income tax credit and state tax planning. The rate for the three months ended March 31, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease of the tax benefit for the amortization of goodwill and differences between our statutory and foreign effective tax rates.

Minority Interest in Subsidiaries

Minority interest in subsidiaries was $0.2 million for the three months ended March 31, 2002 and $35,000 for the three months ended March 31, 2001. Minority interest in subsidiaries results primarily from ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three months ended March 31, 2002 and 2001 is the net loss attributed to a minority interest in one of our international affiliates. In the three months ended March 31, 2002, we consolidated the results of eAdvisor, a joint venture previously accounted for under the equity method. As a result, minority interest in subsidiaries for the three months ended March 31, 2002 also includes a minority interest in eAdvisor. See Note 1 to the Condensed Consolidated Financial Statements.

Extraordinary Gain (Loss) on Early Extinguishment of Debt

Extraordinary gain (loss) on early extinguishment of debt was $4.1 million for the three months ended March 31, 2002 and $(2.0) million for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded an extraordinary gain on early extinguishment of debt of $4.1 million (net of tax expense of $2.7 million) from the retirement of $50 million of our 6.00% convertible subordinated notes in exchange for approximately 4.7 million shares of our common stock. For the three months ended March 31, 2001, we recorded an extraordinary loss on early extinguishment of debt of $2.0 million (net of tax benefit of $1.2 million) from the early redemption of $400 million of adjustable and fixed rate advances with the FHLB. The FHLB advances were entered into as a result of normal funding requirements of our banking operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company is currently evaluating when to adopt the requirements of SFAS No. 145 in its consolidated financial statements.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was $299.4 million for the three months ended March 31, 2002. The accounting change was due to our adoption of SFAS No. 142; whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years. As required under SFAS No. 142, we will continue to review at least annually the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses. See Note 2 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Debt Retirements

For the three months ended March 31, 2002, we retired $50 million of our 6.00% convertible subordinated notes in exchange for approximately 4.7 million shares of our common stock.

Technology Center Financing

On July 30, 1999, we entered into a lease agreement for our 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, we posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, we exercised our purchase option, and used the cash collateral to fund the purchase on April 29, 2002. As a result, we have included the property and related payable for the purchase of $71.9 million on the Consolidated Balance Sheet. The cash collateral is included in cash and equivalents as of March 31, 2002, and was used to purchase the property in April 2002.

Other Sources of Liquidity

We have financing facilities totaling $275 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There were no borrowings outstanding under these lines as of March 31, 2002. In addition, we have a short-term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which there were no outstanding borrowings as of March 31, 2002. We also have three term loans collateralized by equipment owned by us and one installment purchase contract, of which $12.8 million was outstanding as of March 31, 2002. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

We currently anticipate that our available cash resources, credit facilities and liquid portfolio of equity securities will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, as a result of the substantial market decline of technology stocks since December 31, 2000, the value of our equity investments in technology companies, recorded in our investment portfolio, has decreased. The recognition of unrealized losses of these equity investments impacts our liquidity. Depreciation in the market value of our portfolio impacts our financing strategies that could result in higher interest expense if alternative financing strategies are used. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to our Company, if at all. See “Risk Factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.” If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could harm our business. See “Risk Factors—If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers.”

Cash provided by operating activities was $579.4 million for the three months ended March 31, 2002. Cash used in operating activities resulted primarily from net loss of $276.0 million, adjusted for non-cash items totaling $357.2 million (including cumulative effect of accounting change of $299.4 million, depreciation and amortization expenses, including discount accretion, of $47.6 million, change in deferred taxes of $19.5 million, gains on sales of investments of $5.4 million and extraordinary gain on early extinguishment of debt of $4.1 million), an increase in bank-related liabilities in excess of assets of $633.6 million, offset by an increase in brokerage-related assets in excess of liabilities of $70.7 million. Cash used in operating activities, net of effects from acquisitions, was $92.5 million for the three months ended March 31, 2001. Cash used in operating activities resulted primarily from an excess of purchases of banking-related assets over the net sale/maturity of banking-related assets of $196.6 million and an increase in other assets of $55.7 million, partially offset by depreciation, amortization and discount accretion of $36.1 million and an increase in brokerage-related liabilities in excess of assets, net of effects from acquisitions of $111.4 million.

Cash used in investing activities was $448.2 million for the three months ended March 31, 2002 and $455.1 million for the three months ended March 31, 2001. For the three months ended March 31, 2002, cash used in investing activities resulted primarily from purchases of securities in excess of sale/maturity of $691.5 million offset by a decrease in loans receivable of $223.1 million. For the three months ended March 31, 2001, cash used in investing activities resulted primarily from an increase in loans receivable of $928.8 million and purchases of property and equipment of $62.7 million, partially offset by an excess of the net sale/maturity of investments over the purchases of investments of $535.0 million.

Cash provided by financing activities was $117.9 million for the three months ended March 31, 2002 and $505.6 million for the three months ended March 31, 2001. For the three months ended March 31, 2002 and 2001, cash provided by financing activities primarily resulted from an increase in banking deposits and net advances from the FHLB, offset by decreases in securities sold under agreements to repurchase and other borrowed funds.

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

In addition, our future success depends to a significant degree on the skills, experience and efforts of our Chairman of the Board and Chief Executive Officer, our President, Members of the Office of the President, Chief Financial Officer, our Board of Directors, and other key management personnel. The loss of the services of any of these individuals could compromise our ability to effectively operate our business.

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

The Bank’s diversification of its asset portfolio to include higher-yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

As the Bank diversifies its asset portfolio through purchases of new higher-yielding asset classes, such as automobile loans and recreational vehicle loans, we will have to manage assets that carry a higher inherent risk of default than experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a simultaneous increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

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

Risks associated with trading transactions at our specialist/market maker could result in trading losses

A majority of our specialist and market maker revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account. In any period, Dempsey also may incur trading losses in its specialist stocks and market maker stocks for reasons such as price declines, lack of trading volume and the required performance of specialist and market maker obligations. From time to time, Dempsey may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because Dempsey’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of our revenues and operating profits. Dempsey also operates a proprietary trading desk separately from its specialist and market maker operations. We may incur trading losses as a result of these trading activities.

Although we have adopted risk management policies at Dempsey, we cannot be sure that these policies have been formulated properly to identify or limit Dempsey’s risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies at Dempsey. As a result, we may not be able to manage our risks successfully or avoid trading losses at Dempsey.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001, and the Nasdaq initiated decimalization in March 2001. As a result, spreads that specialists and market makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey and, in turn, harm our operating results. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also harming revenues generated by Dempsey and, in turn, our operating results.

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

If our Business Solutions Group products fail, we could be subject to litigation and our reputation may be harmed

Among others, our Business Solutions Group provides products and services to assist companies to work effectively with their own legal, accounting and tax advisors to comply with the laws, regulations and rules pertaining to equity compensation. By their nature, these products and services are highly technical and intricate, dealing with issues which could result in significant accounting and tax reporting inaccuracies for our customers. If our efforts to protect ourselves from product design limitations and/or potential human error, or our efforts to limit our potential exposure, prove inadequate, these inaccuracies could subject us to customer litigation and damage our reputation.

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

We have substantially increased our indebtedness, which may make it more difficult to make payments on our debts or to obtain financing

As a result of our sale in May 2001 of $325 million in 6.75% convertible subordinated notes, offset in part by the retirement of $265 million of our 6% convertible subordinated notes in June 2001 through March 2002, we have incurred $60 million of additional convertible indebtedness. Combined with a decrease in shareowners’ equity from March 31, 2001 reflecting the facility restructuring and nonrecurring charge and the effects of the share buyback program, our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) increased from approximately 51% as of December 31, 2001 to approximately 55% as of March 31, 2002. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult to make payments on our debt,

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes,

•	limit our flexibility in planning for or reacting to changes in our business, and

•	make us more vulnerable in the event of a downturn in our business.

If we fail to protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights, be liable for significant damages or incur significant costs and expenses regardless of the merits of the claims against us

Our ability to compete effectively is dependent to a significant degree on our brand and proprietary technology. We rely primarily on copyright, trade secret and trademark law to protect our technology and our brand. Effective trademark protection may not be available for our trademarks. Although we have registered the trademark “E*TRADE” in the United States and a number of other countries, and have other registered trademarks, there can be no assurance that we will be able to secure significant protection for these trademarks. Our competitors or others may adopt product or service names similar to “E*TRADE,” thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to adequately protect the name “E*TRADE” or our other trademarks could harm our business. Despite any precautions we take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. Policing unauthorized use of our technology is made especially difficult by the global nature of the Internet and difficulty in controlling the ultimate destination or security of software or other data transmitted on it. The laws of other countries may afford us little or no effective protection for our intellectual property. There can be no assurance that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to:

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

Attempts to acquire control of the Company may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareowners or are otherwise not in the best interests of the Company and our shareowners. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments, stock option acceleration and loan forgiveness with associated tax gross-ups), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

Because we are a self-clearing broker-dealer, we have to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system. We are also subject to additional laws and rules as a result of our specialist and market maker operations in Dempsey.

Similarly, E*TRADE Group and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates and conduct and qualifications of personnel.

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

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, the NASDR or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of a compliance system. We could be subject to disciplinary or other actions due to claimed noncompliance in the future, which could harm our business.

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

The table below summarizes the minimum net capital requirements for our domestic broker-dealer subsidiaries as of March 31, 2002:

	Required Net Capital	Net Capital	Excess Net Capital
	(in thousands)
E*TRADE Securities	$35,419	$145,307	$109,888
E*TRADE Institutional Securities, Inc.	$309	$8,426	$8,117
E*TRADE Marquette Securities, Inc.	$250	$521	$271
E*TRADE Global Asset Management, Inc.	$342	$20,529	$20,187
E*TRADE Canada Securities Corporation	$100	$241	$141
Web Street Securities and subsidiary	$250	$941	$691
Dempsey	$486	$14,899	$14,413
GVR, LLC	$1,000	$3,727	$2,727

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Core Capital to adjusted tangible assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Core Capital to adjusted tangible assets ratios as set forth in the following table.

The table below summarizes the capital adequacy requirements for the Bank as of March 31, 2002:

	Actual		Well Capitalized Requirements
	Amount	Ratio	Amount		Ratio
(dollars in thousands)
Total Capital to risk-weighted assets	$869,387	12.51%	>$	694,933	>10.0%
Tier 1 Capital to risk-weighted assets	$852,808	12.27%	>$	416,960	> 6.0%
Core Capital to adjusted tangible assets	$852,808	6.27%	>$	679,622	> 5.0%

Restrictions on the ability of, or decreased willingness of, third parties to make payments for order flow or potential payments by us to third parties for handling orders could affect our profitability

Order flow revenue is comprised of rebate income from various market makers and market centers for processing transactions through them. There can be no assurance that payments for order flow will continue to be permitted by the SEC, the NASDR or other regulatory agencies, courts or governmental units. In addition, the listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001 and the Nasdaq initiated decimalization in March 2001. With the advent of decimalization, certain market makers have reduced payments for order flow others have announced plans to reduce payments for order flow, and others are taking a “wait and see” approach. It is possible that some market makers and market centers could begin charging companies that direct order flow to them. As a majority of our order flow revenues is derived from Nasdaq listed securities, we were negatively affected by decimalization during the quarter ended September 30, 2001. The impact of decimalization on future revenues cannot be accurately predicted at this time, and a continued, general decrease in these revenues is expected. Further, there can be no assurance that we will be able to continue our present relationships and terms for payments for order flow. Loss of any or all of these revenues could harm our business.

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

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, on January 12, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and us, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

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

In addition to regulation of us and ETFC as savings and loan holding companies, federal savings banks such as the Bank are subject to extensive regulation of their activities and investments, their capitalization, their risk management policies and procedures and their relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect both us and the Bank following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

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

We believe we are primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities for our account and, therefore, are not an investment company within the meaning of the 1940 Act. However, in the event that the 40% limit was to be exceeded (including through fluctuations in the value of our investment securities), we may need to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the sale of investment securities and the acquisition of non-investment security assets, such as cash, cash equivalents and U.S. government securities. If we sell investment securities, we may sell them sooner than we intended. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to normal contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities if we sell these assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets, and will likely realize a lower return on any such investments.

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

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may incur operating losses in the future. We reported net losses of $276.0 million for the three months ended March 31, 2002, which includes an extraordinary gain on extinguishment of debt of $4.1 million and a cumulative effect of accounting change of $(299.4) million, net loss of $241.5 million in fiscal 2001, which includes facility restructuring and other nonrecurring changes of $202.8 million, net income of $19.2 million in fiscal 2000 and net loss of $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquired them

From January 1, 2001 through March 31, 2002, the price per share of our common stock has ranged from a high of $15.38 to a low of $4.07. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

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

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, we have evaluated such risk for our domestic retail brokerage, banking, global and institutional, and wealth management and other segments separately. The following discussion about our market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk factors” and elsewhere in this filing.

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

Interest Rate Sensitivity

During the quarter ended March 31, 2002, we had a variable rate bank line of credit, three variable rate term loans and one installment purchase contract. As of March 31, 2002, we had no borrowings outstanding under this line of credit and $12.8 million outstanding under these term and installment purchase contract. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at March 31, 2002, the interest payments would increase by an immaterial amount.

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

Financial Instruments

For our working capital and reserves, which are required to be segregated under Federal or other regulations, we primarily invest in money market funds, resale agreements, certificates of deposit and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed rate investments with short maturities and do not present a material interest rate risk.

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

Interest Rate Risk

The acquisition, maintenance, and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process these instruments are subject to market risk, which is the potential for adverse declines in market values. There are numerous factors that may influence the speed and direction of changes in market value including, but not limited to, liquidity, the absolute level of interest rates, the shape of the yield curve and the implied volatility of future interest rate movements. The net market values of bank instruments may direct or indirectly impact the Bank’s current or future earnings and is also subject to certain regulatory constraints.

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

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At March 31, 2002, approximately 72% of the market value of the Bank’s total assets were comprised of residential mortgages and mortgaged-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout the first quarter of 2002. The market value of the trading portfolio at March 31, 2002 was $169.2 million. The trading portfolio at March 31, 2002 was predominantly investment-grade collateralized mortgage obligations and agency mortgage-backed securities.

Scenario Analysis

Scenario analysis is a more advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitment are estimated and then combined to produce a Net Present Value of Equity figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up and down of 100, 200 and 300 basis points. The sensitivity of NPVE as of March 31, 2002 and December 31, 2001 and the limits established by the Board of Directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of March 31, 2002	Change in NPVE As of December 31, 2001	Board Limit

+ 300	-27%	-13%	-55%

+ 200	-20%	-11%	-30%

+ 100	-11%	- 6%	-15%

Base Case	—	—	—

-100	6%	3%	-15%

-200	- 1%	- 7%	-30%

-300	-14%	-29%	-55%

As of March 31, 2002, the Bank’s overall interest rate risk exposure would be classified as “minimal” under the criteria published by the Bank’s regulator, the Office of Thrift Supervision.

PART II.    OTHER INFORMATION

Item 1.     Legal and Administrative Proceedings

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., referred to in this Form 10-Q as MJK, involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. referred to in this Form 10-Q as GENI, and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, referred to in this Form 10-Q as Wedbush, Nomura Securities, Inc., referred to in this Form 10-Q as Nomura, and Fiserv Securities, Inc., referred to in this Form 10-Q as Fiserv. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. MJK was ordered to cease operations by the SEC because it failed to meet regulatory capital requirements, and was placed into SIPC liquidation in the District of Minnesota. These events have led to disputes among several of the participants in the stock loan transactions involving the stock of GENI and other securities lent by MJK regarding which entities should bear the losses resulting from MJK’s insolvency. Wedbush, Nomura and Fiserv have commenced separate legal actions against E*TRADE Securities. On or about October 1, 2001, Wedbush filed an action in the Superior Court of the State of California, Los Angeles County, Case No. BC258931. On or about October 21, 2001, Nomura filed an action against E*TRADE Securities in the United States District Court for the Southern District of New York, Case No. 01-CV-9270 (AGS). In addition, on or about October 4, 2001, Fiserv filed an action against E*TRADE Securities in the United States District Court for the Eastern District of Pennsylvania, Case No. CTV-01-5045. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million received by E*TRADE Securities in connection with the GENI and other stock loan transactions. We take the position that the plaintiffs must look to MJK as the debtor for repayment, and that we have defenses in each of these actions and will vigorously defend ourselves in all matters. To date, E*TRADE Securities has successfully defeated all actions for interim relief or has entered into consent orders essentially maintaining the status quo between the parties until the matter can be judicially resolved. At this time, E*TRADE Securities is unable to predict the ultimate outcome or the amount of any potential losses.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Chairman of the Board and Chief Executive Officer, and each current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Before defendants were obligated to answer this complaint, Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry seeks damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. On or about April 30, 2002, demurrers (motions to dismiss) to Mr. Barry’s First Amended Shareholder Derivative Complaint were filed on behalf of nominal defendant E*TRADE Group, Inc., and the individually-named members of the Company’s Board of Directors, contending, among other things, that the Court must dismiss Mr. Barry’s complaint because he failed to satisfy his legal obligation to raise his concerns with the Company’s Board of Directors before commencing legal action. At this time, we are unable to predict the ultimate outcome of this proceeding.

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

From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. We are also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the NASDR or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations. The securities industry is subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system.

Reference is made to the information reported in prior filings with the Securities and Exchange Commission under Item 3, Legal and Administrative Proceedings, in our Annual Report on Form 10-K, for the year ended December 31, 2001.

We maintain insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal insurance coverage we maintain covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place, and world events, including the terrorist attacks of September 11, 2001, may impair our ability to obtain insurance in the future.

Item 2.    Changes in Securities and Use of Proceeds

In February 2002, holders of aggregate principal amount of $28,710,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 2,796,675 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

In March 2002, holders of aggregate principal amount of $21,210,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 1,923,215 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

*10.1        Amended and Restated 1996 Incentive Stock Plan
  10.2        Form of Employment Agreement dated May 15, 2002, between E*TRADE Group, Inc. and
Christos M. Cotsakos (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 10, 2002).

(b)  Reports on Form 8-K

On May 10, 2002, the Company filed a Current Report on Form 8-K to report the announcement of an agreement with Chairman of the Board and Chief Executive Officer Christos M. Cotsakos for a two-year employment contract.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

E*TRADE Group, Inc. (Registrant)

Dated: May 15, 2002

By	/s/ CHRISTOS M. COTSAKOS
Christos M. Cotsakos Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer (Principal Financial and Accounting Officer)