Form 10-Q
period 2002-06-30
E TRADE GROUP INC
filed 2002-08-12
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, there were 365,445,155 shares of common stock and 1,661,383 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Brokerage revenues:
Commissions	$71,352	$100,173	$153,879	$215,998
Principal transactions	52,092	31,441	107,407	62,613
Other brokerage-related	43,799	43,650	80,560	92,610
Interest income	50,975	80,718	104,026	181,463
Interest expense	(3,089)	(26,665)	(6,982)	(65,400)

Net brokerage revenues	215,129	229,317	438,890	487,284

Banking revenues:
Gain on sales of originated loans	22,613	24,871	47,288	34,055
Gain on sale of loans held-for-sale and securities—net	17,054	8,314	38,676	27,424
Other banking-related	12,077	9,047	22,461	17,491
Interest income	191,424	217,797	394,092	434,482
Interest expense	(137,852)	(179,511)	(286,703)	(359,877)
Provision for loan losses	(4,383)	(1,656)	(7,765)	(3,099)

Net banking revenues	100,933	78,862	208,049	150,476

Total net revenues	316,062	308,179	646,939	637,760

Cost of services	133,795	150,458	274,547	292,893

Operating expenses:
Selling and marketing	49,014	55,399	117,978	149,097
Technology development	15,043	23,420	29,547	45,701
General and administrative	50,832	61,906	104,861	122,148
Amortization of goodwill and other intangibles	7,557	9,022	14,281	17,021
Acquisition-related expenses	7,406	517	8,666	517
Facility restructuring and other nonrecurring charges	1,628	—	1,405	—
Executive agreement	(23,485)	—	(23,485)	—

Total operating expenses	107,995	150,264	253,253	334,484

Total cost of services and operating expenses	241,790	300,722	527,800	627,377

Operating income	74,272	7,457	119,139	10,383

Non-operating income (expense):
Corporate interest income	3,569	5,220	7,149	10,998
Corporate interest expense	(11,803)	(12,759)	(24,199)	(23,987)
Loss on investments	(6,790)	(10,969)	(7,170)	(15,573)
Equity in income (losses) of investments	3,617	(1,811)	3,901	(5,152)
Unrealized losses on venture funds	(3,283)	(11,031)	(2,991)	(20,569)
Fair value adjustments of financial derivatives	769	(1,710)	(222)	(1,376)
Other	(405)	292	(1,359)	(408)

Total non-operating expenses	(14,326)	(32,768)	(24,891)	(56,067)

Pre-tax income (loss)	59,946	(25,311)	94,248	(45,684)
Income tax expense (benefit)	26,076	(12,655)	40,827	(25,897)
Minority interest in subsidiaries	180	(350)	373	(315)

Income (loss) before extraordinary items and cumulative effect of accounting change	33,690	(12,306)	53,048	(19,472)
Extraordinary gain (loss) on early extinguishment of debt, net of tax (See Note 6)	(900)	2,111	3,174	74
Cumulative effect of accounting change (See Note 7)	—	—	(299,413)	—

Net income (loss)	$32,790	$(10,195)	$(243,191)	$(19,398)

Income (loss) per share before extraordinary items and cumulative effect of accounting change:
Basic	$0.09	$(0.04)	$0.15	$(0.06)

Diluted	$0.09	$(0.04)	$0.15	$(0.06)

Net income (loss) per share:
Basic	$0.09	$(0.03)	$(0.69)	$(0.06)

Diluted	$0.09	$(0.03)	$(0.69)	$(0.06)

Shares used in computation of per share data (See Note 8):
Basic	356,760	321,550	351,822	319,405

Diluted	362,498	321,550	359,829	319,405

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
A S S E T S

Cash and equivalents	$1,015,953	$836,201
Cash and investments required to be segregated under Federal or other regulations	730,819	764,729
Brokerage receivables—net	1,888,055	2,139,153
Mortgage-backed securities	4,754,234	3,556,619
Loans receivable—net of allowance for loan losses of $15,709 at June 30, 2002 and $19,874 at December 31, 2001	7,222,742	6,394,368
Loans held-for-sale	542,468	1,616,089
Investments	1,188,728	1,168,623
Property and equipment—net	399,011	331,724
Goodwill	333,090	559,918
Other intangible assets	160,853	129,927
Other assets	590,964	675,063

Total assets	$18,826,917	$18,172,414

L I A B I L I T I E S A N D S H A R E O W N E R S ’ E Q U I T Y

Liabilities:
Brokerage payables	$2,479,769	$2,699,984
Banking deposits	8,334,718	8,082,859
Borrowings by bank subsidiary	5,103,858	4,170,440
Convertible subordinated notes	695,330	760,250
Accounts payable, accrued and other liabilities	620,409	818,464

Total liabilities	17,234,084	16,531,997

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $97,375)	93,789	69,503

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at June 30, 2002 and December 31, 2001	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,661,744 at June 30, 2002 and 1,825,632 at December 31, 2001	17	18
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 368,384,496 at June 30, 2002 and 347,592,480 at December 31, 2001	3,684	3,476
Additional paid-in capital	2,236,514	2,072,701
Shareowners’ notes receivable	(30,402)	(32,707)
Deferred stock compensation	(23,485)	(28,110)
Accumulated deficit	(490,278)	(247,087)
Accumulated other comprehensive loss	(197,006)	(197,377)

Total shareowners’ equity	1,499,044	1,570,914

Total liabilities and shareowners’ equity	$18,826,917	$18,172,414

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Net cash provided (used in) operating activities	$745,747	$(71,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	(5,748,128)	(5,086,576)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for- sale securities and other investments	4,828,639	5,566,323
Net increase in loans receivable	(715,085)	(1,250,753)
Decrease in restricted deposits	71,888	165
Purchases of property and equipment, net of property and equipment received in business acquisitions	(98,753)	(96,234)
Investing derivative activity	(66,746)	(93,050)
Other	(1,194)	6,505

Net cash used in investing activities	(1,729,379)	(953,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	251,859	1,936,797
Advances from the Federal Home Loan Bank	987,055	1,175,300
Payments on advances from the Federal Home Loan Bank	(1,037,055)	(1,925,839)
Net increase (decrease) in securities sold under agreements to repurchase	680,008	(45,927)
Net increase in other borrowed funds	303,388	—
Proceeds from issuance of trust preferred securities	24,260	—
Proceeds from issuance of common stock from associate stock transactions	12,019	20,497
Payments on bank loans and lines of credit	(12,276)	(28,498)
Repayment of capital lease obligations	(8,653)	(6,359)
Repurchase of treasury stock	(15,089)	—
Issuance of shareowners’ notes receivable	—	(12,500)
(Issuances) repayments of loans to related parties and associates, net of loans repaid/issued	(3,194)	2,465
Financing derivative activity	(20,509)	—
Net proceeds from convertible subordinated notes	—	315,250
Other	1,571	7

Net cash provided by financing activities	1,163,384	1,431,193

INCREASE IN CASH AND EQUIVALENTS	179,752	406,467
CASH AND EQUIVALENTS—Beginning of period	836,201	456,878

CASH AND EQUIVALENTS—End of period	$1,015,953	$863,345

SUPPLEMENTAL DISCLOSURES:
Selected adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	$68,127	$69,233

Amortization of premium of investment securities	$34,009	$5,879

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$2,773	$8,618

Transfer from loans to other real estate owned and repossessed assets	$17,365	$1,466

Assets acquired under capital lease obligations	$763	$2,148

Reclassification of loans held for investment to loans held for sale	$65,035	$802,865

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$83,073	$96,202
Cash paid, less acquired (including acquisition costs)	—	1,521
Net deferred tax liability	9,170
Net liabilities assumed	10,065	4,763
Reduction in payable for purchase of international subsidiary	—	(12,341)
Carrying value of joint-venture investment	—	1,258

Fair value of assets acquired (including goodwill of $71,708 and $35,010)	$102,308	$91,403

See notes to condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc. (“the Parent”), a financial services holding company, and its subsidiaries, collectively (“the Company” or “E*TRADE”), including but not limited to E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, TIR (Holdings) Limited (“E*TRADE Institutional”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Financial Corporation (“ETFC”), a provider of financial services whose primary business is conducted by E*TRADE Bank (“the Bank”) and E*TRADE Global Asset Management, Inc. (“ETGAM”), a funds manager and registered broker-dealer, and Dempsey and Company, LLC (“Dempsey”), a specialist and market-making firm. The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. Additional ETFC subsidiaries are E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of centrally-managed automated teller machines (“ATMs”) in the United States and Canada, E*TRADE Advisory Services, Inc. (“E*TRADE Advisory Services”) and E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), an Internet-based mortgage loan originator.

In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which in turn owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As of December 31, 2001, the Company owned 49% of Enlight Holdings. In February 2002, the Company determined that as a result of additional contributions and changes in the number of board of director seats, the Company has the ability to control the operations of Enlight Holdings and therefore the Company has consolidated its financial position and results of operations into the Company’s consolidated financial statements. Prior to consolidation, the income (loss) from equity investments related to eAdvisor were not material. In addition, the Company sold its Norwegian subsidiary in May 2002. The sale was for cash and the gain on the sale was not material.

Beginning in January 2002, the Company changed its presentation of revenue from that previously presented; however, no changes to its accounting policies or methods were made. Under the new format, net brokerage revenues consist of commissions, principal transactions, other brokerage-related revenues, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transactions were included under the caption “global and institutional.” Principal transactions include revenues from institutional activities, previously included in global and institutional, and market-making activities, previously included in other revenues. Other brokerage-related revenues include payments for order flow, E*TRADE Business Solutions Group, Inc. (“Business Solutions Group”) revenue, advertising revenue, mutual fund revenue and fees for brokerage-related services, including account maintenance fees and order handling fees. Except for payment for order flow, which was previously included in transaction revenues, other brokerage-related items were included in other revenues. Net banking revenues consist of gain on sale of originated loans, gain on sale of loans held-for-sale and securities-net, other banking-related revenues, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of ATM revenues.

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

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company expects to adopt the requirements of SFAS No. 145 in the fourth quarter of fiscal 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan rather than when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS 146 for any restructuring activities which may be initiated after December 31, 2002.

Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    BUSINESS ACQUISITIONS

On June 3, 2002, the Company acquired 100% of privately-held Tradescape Securities, LLC, a direct access brokerage firm for active online traders and a subsidiary of Tradescape Corp., together with Tradescape Technologies, LLC, including its high-speed direct access trading software, technology and network services, and Momentum Securities, LLC, an onsite brokerage firm for individual professional traders, collectively (“Tradescape”), in order to expand its brokerage business in onsite trading. The Company did not acquire any interest in, and exercises no management control over, Tradescape Corp. or Market XT, Inc., which remains a wholly owned subsidiary of Tradescape Corp. The Company acquired Tradescape for an aggregate purchase price of $96.2 million, comprised of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million (based on the average of the closing prices of the Company’s common stock on the date the shares to be issued were determined and for the three days before and after) and acquisition costs of approximately $13.1 million. The acquisition costs include the fair value of operating leases assumed by the Company, duplicative property and equipment, legal costs and accounting costs. In addition, the Company agreed to pay additional contingent stock consideration of up to $180 million if Tradescape’s operating results exceed certain targets and revenue goals for the remainder of fiscal 2002 and for all of fiscal 2003. The Company also incurred $5.4 million of non-capitalizable costs, related to rebranding costs in connection with the Tradescape acquisition, which are included in acquisition-related expenses. The acquisition was accounted for using the purchase method of accounting and the results of Tradescape’s operations have been combined with those of the Company from the date of acquisition. The Company has not included in its operating results any revenue of Tradescape prior to the date of acquisition.

The purchase price has been preliminarily allocated as follows (in thousands):

Net tangible assets of Tradescape	$3,017
Proprietary agreements and other intangibles	30,600
Net deferred tax liability	(9,170)
Goodwill	71,708

Total Purchase Price	$96,155

The acquired net tangible assets of Tradescape were allocated in the accompanying condensed consolidated balance sheets as follows (in thousands):

Brokerage receivables—net	$3,811
Investments	604
Property and equipment—net	7,906
Other assets	7,837
Accounts payable, accrued and other liabilities	(17,141)

$3,017

The value allocated to proprietary agreements will be amortized over seven years and other intangibles will be amortized over four to six years, all using a straight-line method. The value allocated to goodwill (all of which is included in the Domestic Retail Brokerage Segment) will not be amortized. This purchase price allocation is preliminary and has been allocated based on the estimated fair value of net tangible and intangible assets acquired. If contingent stock consideration is paid, the Company will increase the purchase price with a corresponding increase to goodwill. The Company has engaged an independent valuation firm to assist in the allocation and expects the finalization of these allocations to occur in the three months ended September 30, 2002.

The proforma information below assumes that the acquisitions of Tradescape, Dempsey (acquired in October 2001), Web Street, Inc. (“Web Street”) (acquired in May 2001) and E*TRADE Mortgage (acquired in February 2001) occurred at the beginning of fiscal 2001 and includes the effect of amortization of intangibles acquired from that date (in thousands, except per share amounts):

	Six Months Ended June 30,
	2002	2001
Net revenues	$679,366	$762,555
Income (loss) before extraordinary items and cumulative effect of accounting change	$44,619	$(10,269)
Net loss	$(251,620)	$(10,195)
Basic and diluted income (loss) per share before extraordinary items and cumulative effect of accounting change	$0.12	$(0.03)
Basic and diluted net loss per share	$(0.69)	$(0.03)

The proforma information is for information purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had these acquisitions taken place at the beginning of fiscal 2001.

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

The Company recorded a pre-tax restructuring charge of $128.5 million related to its facilities consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs to be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action is being paid out over the length of committed lease terms of 7 to 11 years. In the six months ended June 30, 2002, the Company adjusted its facilities charge by $1.5 million as management has determined that it will use more facility space and receive less from certain future subleases than originally estimated in the restructuring plan.

The Company also recorded a pre-tax restructuring charge of $52.5 million related to the write-off of capitalized software and hardware related to terminated technology projects and the write-off of other fixed assets. In calculating the charge related to its asset write-off, the Company calculated the amount of the write-offs as the net book value of assets less the amount of estimated proceeds upon disposition for certain saleable assets, including real estate properties owned. In the six months ended June 30, 2002, a related party, though not obligated, reimbursed the Company for the value of the impairment of one of these properties, which was recorded in the initial restructuring charge. The reimbursement of approximately $0.7 million was offset by an additional increase in the restructuring accrual resulting from the identification of additional excess equipment of approximately $0.2 million and an additional increase related to realized losses on other of the aforementioned real estate properties of $0.4 million not originally estimated in the restructuring plan.

The restructuring accrual also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that will no longer be required in the facilities the Company is vacating. The Company increased the restructuring charge, included in Other below, by $2.9 million in the six months ended June 30, 2002 primarily for additional severance arrangements made with associates who were notified during the first and second quarters. Severance is recorded in the period in which affected associates are identified and communication is made to these individuals.

A summary of the facility restructuring charges is outlined as follows (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Facility restructuring charges recorded in fiscal 2001	$128,469	$52,532	$21,764	$202,765
Activity for fiscal 2001:
Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543

Activity for the six months ended June 30, 2002:
Adjustments and additional charges	(1,456)	(72)	2,933	1,405
Cash payments	(9,930)	—	(6,464)	(16,394)
Non-cash charges	(1,496)	72	—	(1,424)

Restructuring liabilities at June 30, 2002	$69,483	$—	$3,647	$73,130

NOTE 4.    EXECUTIVE AGREEMENT

In May 2002, the Company completed ongoing negotiations and executed a new two-year employment agreement (the “Employment Agreement”) with its Chairman of the Board and Chief Executive Officer (“CEO”). The Company previously disclosed the Employment Agreement on a Form 8-K filed on May 10, 2002. Among other terms (including, but not limited to, the reduction of the CEO’s salary to zero for at least the first year of the contract term and the limitations of any potential bonuses), the Employment Agreement and related arrangements with the CEO contain the following concessions by the CEO that resulted in an immediate benefit to the Company and which were recorded as a non-recurring credit:

•
The CEO waived his right to receive vested benefits in the Supplemental Executive Retirement Plan (“SERP”) totaling $16.1 million, previously deposited into a trust on his behalf on January 1, 2001 and 2002; these amounts had been previously recorded as part of general and administrative expenses in fiscal 2001. Of this amount, $14.0 million was returned to the Company and $2.1 million was paid out as a one-time bonus to non-executive associates of the Company.

•
The CEO waived his right to have the Company defray payment for the tax effect of his restricted stock grants. An accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement. Such amounts had been accrued in general and administrative expenses as follows: $7.3 million in fiscal 2001 and $2.2 million in the three months ended March 31, 2002.

As of June 30, 2002, the Company has reduced its SERP obligation to the CEO by $16.1 million for vested SERP contributions waived by the CEO. The $14.0 million in reduced SERP benefits that was retained by the Company combined with $9.5 million related to the foregone tax reimbursements on the restricted stock award, have been recorded as a non-recurring credit totaling $23.5 million to operating expenses for the three and six months ended June 30, 2002. The $2.1 million that was previously credited to the CEO’s SERP account and distributed to associates had no net effect on the results of operations.

NOTE 5.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions principally to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Fair Value Hedges

The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged item attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations as fair value adjustments of financial derivatives in other non-operating income (expense). Fair value hedge ineffectiveness resulted in a loss of $1.9 million for the three months ended June 30, 2002, income of $0.3 million for the three months ended June 30, 2001, loss of $5.6 million for the six months ended June 30, 2002 and income of $1.8 million for the six months ended June 30, 2001.

During the three and six months ended June 30, 2002 and June 30, 2001, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sale of loans held-for-sale and securities-net, in the consolidated statements of operations, which totaled $3.0 million of losses for the three months ended June 30, 2002, $3.5 million of losses for the three months ended June 30, 2001, $4.1 million of gains for the six months ended June 30, 2002 and $5.2 million of losses for the six months ended June 30, 2001. In addition, the Company recognized $0.3 million for the three months ended June 30, 2002, $1.0 million for the three months ended June 30, 2001, $5.5 million for the six months ended June 30, 2002 and $1.2 million for the six months ended June 30, 2001, of hedge ineffectiveness expense in fair value adjustments of financial derivatives, related to these derecognized fair value hedges during the fair value hedge accounting period.

The following table summarizes information related to our financial derivatives in fair value hedge relationships as of June 30, 2002 (dollars in thousands):

Assets Hedged	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
Loans:
Pay fixed interest rate swaps	$2,061,973	$(41,888)	$—	$(41,888)	4.59%	1.88%	—%	3.13
Purchased interest rate options—caps	3,699,027	51,460	51,460	—	—	—	5.30	4.21
Purchased interest rate options—floors	1,168,000	8,801	8,801	—	—	—	4.52	3.98

Total Loans	6,929,000	18,373	60,261	(41,888)	4.59	1.88	5.11	3.85

Mortgage-Backed Securities:
Pay fixed interest rate swaps	800,527	(15,683)	—	(15,683)	4.78	1.90	—	4.72
Purchased interest rate options—caps	2,027,973	58,817	58,817	—	—	—	5.46	5.39
Purchased interest rate options—floors	1,607,750	11,231	11,231	—	—	—	4.58	5.11

Total Mortgage-Backed Securities	4,436,250	54,365	70,048	(15,683)	4.78	1.90	5.07	5.17

Investment Securities:
Pay fixed interest rate swaps	199,500	(3,070)	—	(3,070)	5.30	1.86	—	6.78

Total Fair Value Hedges	$11,564,750	$69,668	$130,309	$(60,641)	4.68%	1.88%	5.09%	4.41

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133. The Company expects to reclassify approximately a pre-tax amount of $96.3 million of net unrealized losses reported in other comprehensive income (“OCI”) to the consolidated statements of operations during the next twelve months. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of seven years.

During the period ended June 30, 2002, the Company terminated $3.3 billion of notional amount of interest rate swaps in cash flow hedge relationships. The fair market value of the derivatives terminated was $(189.1) million as of their respective termination dates. The Company will reclassify the loss accumulated in OCI on the derivative instruments terminated to interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from six months to 5.3 years. During the quarter ended June 30, 2002, the Company reclassified a pre-tax amount of $12.0 million from OCI to interest expense, related to the derivatives terminated.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its consolidated statements of operations. The Company recognized $2.7 million of income for cash flow hedge ineffectiveness for the three months ended June 30, 2002 and $5.4 million for the six months ended June 30, 2002. The ineffectiveness for the three and six months ended June 30, 2001 did not have a material impact on earnings.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of June 30, 2002 (dollars in thousands):

Liabilities Hedged	Notional Amount	Fair Value	Asset	Liability	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
Time Deposits:
Pay fixed interest rate swaps	$790,500	$(55,249)	$—	$(55,249)	6.46%	2.38%	2.82

Repurchase Agreements:
Pay fixed interest rate swaps	878,500	(13,419)	—	(13,419)	4.59	1.86	3.36

Federal Home Loan Bank Advances:
Pay fixed interest rate swaps	235,000	(21,125)	—	(21,125)	7.02	1.88	3.12

Total Cash Flow Hedges	$1,904,000	$(89,793)	$—	$(89,793)	5.67%	2.08%	3.11

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. The net change in the IRLCs and the related hedging instruments resulted in a net loss of $2.3 million for the three months ended June 30, 2002, losses of $4.6 million for the three months ended June 30, 2001, gains of $0.3 million for the six months ended June 30, 2002 and losses of $5.6 million for the six months ended June 30, 2001.

NOTE 6.    EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT

The Company recorded an extraordinary loss on early extinguishment of debt of $0.9 million (net of tax benefit of $0.5 million) for the three months ended June 30, 2002 and a $3.2 million gain (net of tax expense of $2.2 million) for the six months ended June 30, 2002. In the three months ended June 30, 2002, amounts recorded included $1.1 million gain (net of tax expense of $0.8 million) and for the six months ended June 30, 2002 amounts included a $5.2 million gain (net of tax expense of $3.5 million), on exchanges in the aggregate of $64.9 million of the Company’s 6% convertible subordinated notes for 6.5 million shares of common stock, offset by a $2.0 million loss (net of tax benefit of $1.3 million) for the three and six months ended June 30, 2002 as a result of the early redemptions of $100 million of adjustable rate advances from the Federal Home Loan Bank (“FHLB”). The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The losses consisted primarily of prepayment penalties and costs associated with these early redemptions.

The Company recorded an extraordinary gain on early extinguishment of debt of $2.1 million (net of tax expense of $1.8 million) for the three months ended June 30, 2001 and $0.1 million gain (net of tax expense of $0.6 million) for the six months ended June 30, 2001. In the three and six months ended June 30, 2001, amounts recorded included a $5.0 million gain (net of tax expense of $3.4 million), on exchanges in the aggregate of $30.0 million of the Company’s 6% convertible subordinated notes for 2.7 million shares of common stock, offset by a $2.9 million loss (net of tax benefit of $1.6 million) for the three months ended June 30, 2001 and a $4.9 million loss (net of tax benefit of $2.8 million) for the six months ended June 30, 2001, recorded as a result of the early redemptions of $100 million and $600 million, respectively, of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The losses consisted primarily of prepayment penalties and costs associated with these early redemptions.

NOTE 7.    GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that all intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually for impairment. In accordance with SFAS 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its reporting units in the Global and Institutional and its Wealth Management segments were impaired. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS 142. A non-cash charge totaling $299.4 million has been recorded as a change in accounting principle effective January 1, 2002 to write-off goodwill of $292.6 million in the Global and Institutional segment and $6.8 million in the Wealth Management segment. The changes in carrying value of the remaining goodwill following this impairment write down, by segment, as of June 30, 2002 was (in thousands):

	Domestic Retail Brokerage and Other	Banking	Total
Balance as of January 1, 2002	$147,336	$114,046	$261,382
Goodwill due to Tradescape acquisition	71,708	—	71,708

Balance as of June 30, 2002	$219,044	$114,046	$333,090

Other intangible assets, which will continue to be amortized on a straight-line basis, consist of the following (in thousands):

	Weighted Average Useful	As of June 30, 2002			As of December 31, 2001
	Life(1) (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	30	$59,800	$1,495	$58,305	$59,800	$506	$59,294
Active accounts(2)	7	54,229	15,279	38,950	52,599	7,514	45,085
ATM contracts	5	30,767	11,466	19,301	30,714	8,455	22,259
Deposit intangibles(2)	3	14,634	2,431	12,203	3,165	549	2,616
Proprietary agreements	7	13,500	85	13,415	—	—	—
Other	6	19,324	645	18,679	824	151	673

Total		$192,254	$31,401	$160,853	$147,102	$17,175	$129,927

(1)	The Company evaluated the useful lives of its other intangible assets and determined that they should continue to be amortized based on the original useful lives assigned on a straight-line basis.
(2)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $7.6 million for the three months ended June 30, 2002, $14.3 million for the six months ended June 30, 2002, $1.1 million for the three months ended June 30, 2001 and $2.6 million for the six months ended June 30, 2001. Assuming no future impairments of these assets or additions as the result of acquisitions, annual amortization expense will be $15.0 million for the remainder of fiscal 2002, $28.4 million in fiscal 2003, $24.8 million in fiscal 2004, $16.2 million in fiscal 2005, $12.1 million in fiscal 2006 and $64.4 million thereafter.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is provided below (in thousands except per share amounts):

	Three Months Ended June 30,
	2002			2001
		Per Share			Per Share
	Amount	Basic	Diluted	Amount	Basic	Diluted
Reported income (loss) before extraordinary items	$33,690	$0.09	$0.09	$(12,306)	$(0.04)	$(0.04)
Add: Goodwill amortization	—	—	—	7,904	0.02	0.02

Adjusted income (loss) before extraordinary items	33,690	0.09	0.09	(4,402)	(0.02)	(0.02)
Extraordinary gain (loss)	(900)	0.00	0.00	2,111	0.01	0.01

Adjusted net income (loss)	$32,790	$0.09	$0.09	$(2,291)	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2002			2001
		Per Share			Per Share
	Amount	Basic	Diluted	Amount	Basic	Diluted
Reported income (loss) before extraordinary items and cumulative effect of accounting change	$53,048	$0.15	$0.15	$(19,472)	$(0.06)	$(0.06)
Add: Goodwill amortization	—	—	—	14,396	0.04	0.04

Adjusted income (loss) before extraordinary items	53,048	0.15	0.15	(5,076)	(0.02)	(0.02)
Extraordinary gain	3,174	0.01	0.01	74	0.00	0.00

Adjusted net income (loss)	$56,222	$0.16	$0.16	$(5,002)	$(0.02)	$(0.02)

NOTE 8.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2002		2001	2002		2001
	Basic income per share	Diluted income per share	Basic and diluted loss per share	Basic income (loss) per share	Diluted income (loss) per share	Basic and diluted loss per share
Numerator:
Income (loss) before extraordinary items and cumulative effect of accounting change	$33,690	$33,690	$(12,306)	$53,048	$53,048	$(19,472)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	(900)	(900)	2,111	3,174	3,174	74
Cumulative effect of accounting change	—	—	—	(299,413)	(299,413)	—

Net income (loss)	$32,790	$32,790	$(10,195)	$(243,191)	$(243,191)	$(19,398)

Denominator:
Weighted average shares outstanding	356,760	356,760	321,550	351,822	351,822	319,405
Dilutive effect of options issued to associates	—	4,567	—	—	7,244	—
Dilutive effect of warrants outstanding	—	1,171	—	—	763	—

	356,760	362,498	321,550	351,822	359,829	319,405

Because the Company reported a loss before cumulative effect of accounting change for the three and six months ended June 30, 2001, the calculation of diluted loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income for the three months ended June 30, 2001, there would have been 6,535,000 additional shares for options outstanding and 198,000 additional shares for warrants outstanding. If the Company had reported net income for the six months ended June 30, 2001, there would have been 8,412,000 additional shares for options outstanding and 198,000 additional shares for warrants outstanding. Shares of common stock issuable under convertible subordinated notes were excluded from the calculations of diluted loss per share, as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive, of approximately 45,687,000 for the three months ended June 30, 2002, 46,564,000 for the six months ended June 30, 2002, 37,724,000 for the three months ended June 30, 2001 and 32,661,000 for the six months ended June 30, 2001.

The following options to purchase shares of common stock have not been included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods presented, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Options excluded from computation of diluted net loss per share	26,661	18,964	18,616	18,816
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$6.91	$7.97	$8.27	$9.18

NOTE 9.    BROKERAGE RECEIVABLES—NET AND PAYABLES

Brokerage receivables—net and payables consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Receivable from customers and non-customers (less allowance for doubtful accounts of $2,817 at June 30, 2002 and $3,608 at December 31, 2001)	$1,510,331	$1,631,845

Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	128,550	113,527
Deposits paid for securities borrowed	235,946	371,682
Securities failed to deliver	2,170	776
Other	11,058	21,323

Total brokerage receivables—net	$1,888,055	$2,139,153

Payable to customers and non-customers	$2,018,879	$2,018,352

Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	426,656	648,168
Securities failed to receive	2,098	1,491
Other	32,136	31,973

Total brokerage payables	$2,479,769	$2,699,984

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,299 million at June 30, 2002 and $1,537 million at

December 31, 2001. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of June 30, 2002, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $1,616 million, which it can sell or repledge. Of this amount, $590 million has been pledged or sold as of June 30, 2002 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at June 30, 2002 are amounts from transactions involving MJK Clearing and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 15 “Commitments, Contingencies and Other Regulatory Matters.” Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 10.    INVESTMENTS

Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50%, or in which there are other indicators of significant influence. These investments are generally accounted for using the equity method; those investments in which there is a less than 20% ownership are generally carried at cost. Investments consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Trading securities	$280,418	$87,392
Available-for-sale investment securities	782,711	998,487
Equity method and other investments:
Joint ventures	63,166	28,664
Venture capital funds	21,601	17,553
Other investments	40,832	36,527

Total investments	$1,188,728	$1,168,623

Included in available-for-sale securities are investments in several companies that are publicly traded and carried at fair value. Unrealized gains related to available-for-sale investments were $1.0 million at June 30, 2002 and $6.9 million at December 31, 2001. Unrealized losses related to available-for-sale investments were $23.5 million at June 30, 2002 and $19.9 million at December 31, 2001.

During the quarter ended June 30, 2002, the Company contributed approximately $6.5 million to a related party venture fund, E*TRADE eCommerce Fund, L.P. and $2.3 million to the ArrowPath Fund II, L.P. During the six months ended June 30, 2002, the Company recorded impairment write-downs of approximately $3.1 million associated with a privately-held equity investment and $2.1 million associated with E*TRADE eCommerce Fund, L.P.

Joint Ventures

In June 1998, the Company entered into a joint venture agreement with SOFTBANK Corporation, a related party, forming E*TRADE Japan K.K. to provide online securities trading services to residents of Japan. As part of its commitment to the joint venture, the Company was required to provide a continuing level of systems support to E*TRADE Japan K.K. In April 2002, the Company entered into a definitive agreement to terminate its systems support obligations and agreed to provide transition services through July 2003. The Company incurred system support costs of $0.9 million in the three months ended June 30, 2002, $2.4 million in the six months ended June 30, 2002, $0.8 million in the three months ended June 30, 2001 and $1.0 million in the six months ended June 30, 2001.

In May 2002, the Company purchased 31,250 of newly issued shares in E*TRADE Japan K.K. in exchange for 3.4 million shares of the Company’s common stock in a private transaction, valued based on the fair market value of the Company’s common stock on that day at $30.7 million. Following the transaction, the Company’s ownership in E*TRADE Japan K.K. increased from 29% to 36%.

NOTE 11.    RELATED PARTY TRANSACTION

As of June 30, 2002, the Company had outstanding advances of $4.5 million to a founder and director of the Company, which were fully repaid by the director as of August 12, 2002. These advances accrued interest at a rate of 3.75% annually (based on the applicable federal rate) and were collateralized by shares of the Company’s common stock currently held in the name of the director. Proceeds from these advances were used as additional collateral for securities of the director.

NOTE 12.    LINE OF CREDIT AND OTHER BORROWINGS

In November 2001, the Company renewed a $50 million line of credit under an agreement with a bank that expires in October 2002. Utilizations under the line of credit are collateralized by investment securities that are owned by the Company. Borrowings under the line of credit bear interest at 0.35% above LIBOR (2.19% at June 30, 2002). As of June 30, 2002, the Company had less than $1.0 million in a standby letter of credit outstanding under this line.

The Company has one installment purchase contract and term loans from financial institutions which are collateralized by equipment owned by the Company. Borrowings under these term loans bear interest at 3.00% to 3.25% above LIBOR (4.84% to 5.09% at June 30, 2002). The Company had approximately $9.5 million outstanding under these loans at June 30, 2002, which is included in accounts payable, accrued and other liabilities.

NOTE 13.    OTHER BORROWINGS

In June 2002, ETFC formed ETFC Capital Trust V (“ETFCCT V”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT V sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.65% above the three-month LIBOR, payable quarterly, beginning in September 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes, which include funding the Bank’s continued growth.

In April 2002, ETFC formed ETFC Capital Trust IV (“ETFCCT IV”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IV sold at par, 10,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.70% above the six-month LIBOR, payable semi-annually, beginning in October 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes, which include funding the Bank’s continued growth.

NOTE 14.    COLLATERALIZED DEBT OBLIGATION

In September 2001, the Company entered into a Warehousing Agreement with a financial advisor for the purpose of acquiring a portfolio of investment grade asset-backed securities (“Collateral”). The financial advisor and the Company intend to transfer this Collateral into one or more newly formed special purpose entities which will sell certain classes of notes to be secured by the Collateral. The terms of the agreement required the Company to make a $10 million deposit which can be applied against any net loss realized by the advisor if certain defined events occur, which result in the notes not being sold and the Collateral being liquidated; the Company has no liability for net losses in excess of the deposit in the event of liquidation of the Collateral. At June 30, 2002, the financial advisor had purchased $171.1 million of Collateral, which had unrealized gains of $0.3 million at June 30, 2002.

NOTE 15.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”) and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers: Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. Subsequently, MJK was ordered to cease operations by the SEC.

Wedbush, Nomura and Fiserv have commenced separate legal actions against E*TRADE Securities. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60.0 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. Such amounts are included in deposits paid for securities borrowed and deposits received for securities loaned at June 30, 2002 in the accompanying consolidated balance sheets. E*TRADE Securities believes that the plaintiffs must look to MJK as the debtor for repayment, and that it has defenses in each of these actions and will vigorously defend itself in all matters. E*TRADE Securities is unable to predict the ultimate outcome or the amount of any potential losses.

As of June 30, 2002, the Bank had commitments to purchase $273.7 million in fixed rate and $278.2 million in variable rate loans, commitments to originate $509.6 million in fixed rate and $68.9 million in variable rate loans and commitments to sell $181.0 million in mortgage-backed securities. In addition, the Bank had certificates of deposit approximating $2.8 billion scheduled to mature in less than one year. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying consolidated balance sheets.

The Company is a defendant in civil actions arising in the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced. To date, only one of these putative class actions has been certified. The Company believes that these actions are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could harm the Company’s business.

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the National Association of Securities Dealers Regulation, Inc. (“NASDR”) or the Office of Thrift Supervision (“OTS”) by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

The Company maintains insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent. The principal insurance coverage it maintains covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place, and world events, including the terrorist attacks of September 11, 2001, may impair the Company’s ability to obtain insurance in the future.

NOTE 16.     SHAREOWNERS’ EQUITY

Deferred Stock Compensation

Amortization of deferred stock compensation was $1.7 million for the three months ended June 30, 2002, $4.6 million for the six months ended June 30, 2002, $2.6 million for the three months ended June 30, 2001 and $4.1 million for the six months ended June 30, 2001.

Stock Repurchase

During the three months ended June 30, 2002, the Company repurchased approximately 2.7 million shares of common stock for an aggregate purchase price of approximately $15.1 million. These shares were purchased under a multi-year stock buyback program approved by the Company’s Board of Directors in September 2001 authorizing the Company to repurchase up to 50.0 million shares of common stock. In July 2002, the Company purchased approximately 3.4 million shares of its common stock from SOFTBANK Holdings, Inc. in a private transaction at a purchase price of $3.60 per share. Pursuant to the stock buyback program, the Company remains authorized to repurchase up to 13.4 million additional shares, subsequent to the shares purchased in July.

NOTE 17.    COMPREHENSIVE INCOME (LOSS)

The reconciliation of net income (loss) to comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$32,790	$(10,195)	$(243,191)	$(19,398)
Changes in other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(4,309)	(19,322)	(23,245)	(26,673)
Reclassification of realized (gains) losses on available-for-sale securities, net of tax	41,883	(1,166)	30,907	(21,263)
Unrealized gain (loss) on derivative instruments, net of tax, and reclassification adjustments (see Note 5)	(19,272)	26,158	(3,711)	(24,810)
Amortization of de-designated and terminated hedges and transition adjustments, net of tax	(9,363)	9,490	(9,100)	10,910
Cumulative translation adjustments	5,766	277	5,520	(4,020)

Total comprehensive income (loss)	$47,495	$5,242	$(242,820)	$(85,254)

NOTE 18.    SEGMENT INFORMATION

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

Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended June 30, 2002:
Interest income—net of interest expense	$45,598	$53,572	$2,288	$101,458
Non-interest revenue—net of provision for loan losses	129,541	47,361	37,702	214,604

Net revenues	$175,139	$100,933	$39,990	$316,062

Operating income (loss)	$34,686	$43,886	$(4,300)	$74,272

Three Months Ended June 30, 2001:
Interest income—net of interest expense	$51,920	$38,286	$2,133	$92,339
Non-interest revenue—net of provision for loan losses	138,185	40,576	37,079	215,840

Net revenues	$190,105	$78,862	$39,212	$308,179

Operating income (loss)	$(4,369)	$22,373	$(10,547)	$7,457

Six Months Ended June 30, 2002:
Interest income—net of interest expense	$92,723	$107,389	$4,321	$204,433
Non-interest revenue—net of provision for loan losses	266,698	100,660	75,148	442,506

Net revenues	$359,421	$208,049	$79,469	$646,939

Operating income (loss)	$32,520	$95,338	$(8,719)	$119,139
Cumulative effect of accounting change	$(6,823)	$—	$(292,590)	$(299,413)

Six Months Ended June 30, 2001:
Interest income—net of interest expense	$111,568	$74,605	$4,495	$190,668
Non-interest revenue—net of provision for loan losses	296,879	75,871	74,342	447,092

Net revenues	$408,447	$150,476	$78,837	$637,760

Operating income (loss)	$(12,550)	$46,833	$(23,900)	$10,383

As of June 30, 2002:
Segment assets	$3,507,367	$14,627,858	$691,692	$18,826,917

As of December 31, 2001:
Segment assets	$4,272,345	$13,458,433	$441,636	$18,172,414

No single customer accounted for greater than 10% of total revenues in the three and six months ended June 30, 2002 or 2001.

NOTE 19.    REGULATORY REQUIREMENTS

E*TRADE Securities is subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and the NASDR, which requires the maintenance of minimum net capital. E*TRADE Securities has elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined. E*TRADE Securities had amounts in relation to the Rule as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
Net capital	$125,535	$240,141
Percentage of aggregate debit balances	9%	14%
Required net capital	$27,775	$34,208
Excess net capital	$97,760	$205,933

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement. In January 2002, E*TRADE Securities paid a dividend to E*TRADE Group in the amount of $50 million.

The table below summarizes the minimum capital requirements for the Company’s other U.S. broker-dealer subsidiaries (in thousands):

	June 30, 2002						December 31, 2001
	Required Net Capital		Net Capital		Excess Net Capital		Required Net Capital		Net Capital		Excess Net Capital
E*TRADE Institutional Securities, Inc.		$271		$7,104		$6,833		$250		$6,407		$6,157
E*TRADE Global Asset Management, Inc.		$100		$20,865		$20,765		$282		$8,999		$8,717
E*TRADE Canada Securities Corporation		$100		$260		$160		$100		$283		$183
GVR Company, LLC		$1,000		$4,012		$3,012		$1,000		$4,100		$3,100
Dempsey & Company, LLC		$549		$17,279		$16,730		$802		$8,787		$7,985
Tradescape Securities, LLC		$100		$148		$48	$	N/A	$	N/A	$	N/A
Momentum Securities, LLC		$688		$906		$218	$	N/A	$	N/A	$	N/A
E*TRADE Marquette Securities, Inc.	$	N/A	$	N/A	$	N/A		$250		$532		$282
Web Street and subsidiary	$	N/A	$	N/A	$	N/A		$250		$796		$546

In June 2002, the Company discovered that Momentum Securities, LLC (“Momentum”) was deficient on its net capital for the month ending May 31, 2002. This deficiency was prior to the Company’s acquisition of Momentum effective June 3, 2002. Since its acquisition of Momentum, the Company has contributed a total of approximately $8 million to Momentum so that it may meet all of its operational and capital requirements.

In April 2002, the Company withdrew and closed E*TRADE Marquette Securities, Inc. and Web Street and subsidiary broker-dealers and has consolidated the activities into the Company’s other broker-dealer subsidiaries. The Company’s broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at June 30, 2002 and December 31, 2001. At June 30, 2002, these companies had an aggregate net capital of $79.4 million, required net capital of $28.3 million and excess net capital of $51.1 million. At December 31, 2001, these companies had an aggregate net capital of $69.7 million, required net capital of $29.7 million and excess net capital of $40.0 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, Core Capital to adjusted tangible assets and Tangible Capital to tangible assets. Management believes that, as of June 30, 2002 the Bank has met all capital adequacy requirements to which it was subject. As of June 30, 2002 and December 31, 2001, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Core Capital to adjusted tangible assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2002:
Total Capital to risk-weighted assets	$914,721	12.46%	>$	587,084	>8.0%	>$	733,855	>10.0%
Tier I Capital to risk-weighted assets	$899,117	12.25%		N/A	N/A	>$	440,313	>6.0%
Core Capital to adjusted tangible assets	$899,117	6.19%	>$	581,307	>4.0%	>$	726,633	>5.0%
Tangible Capital to tangible assets	$899,117	6.19%	>$	217,990	>1.5%		N/A	N/A

As of December 31, 2001:
Total Capital to risk-weighted assets	$836,866	11.52%	>$	580,986	>8.0%	>$	726,233	>10.0%
Tier I Capital to risk-weighted assets	$819,367	11.28%		N/A	N/A	>$	435,740	>6.0%
Core Capital to adjusted tangible assets	$819,367	6.07%	>$	539,671	>4.0%	>$	674,588	>5.0%
Tangible Capital to tangible assets	$819,367	6.07%	>$	202,377	>1.5%		N/A	N/A

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Group, Inc. from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC, and in this document under the heading “Risk Factors”, beginning in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE.

Critical Accounting Policies and Estimates

The preparation of our financial results of operations and financial position require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the period presented, and actual results could differ from our estimates. The critical accounting estimates, which are both important to the portrayal of our financial condition and which require complex, subjective judgments, are accrued restructuring costs, determination of the allowance for loan losses, the classification and carrying value of investments, accounting for financial derivatives, the recognition of deferred tax assets and the valuation of goodwill; these areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Key Performance Indicators

The following tables set forth several key performance indicators, including the operations of Tradescape since the date of acquisition on June 3, 2002, which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and six months presented and as of June 30, 2002 and December 31, 2001 (dollars in thousands except cost per net new account and average commission per global brokerage transaction):

	June 30, 2002	December 31, 2001	Percentage Change
Active global brokerage accounts(1)(2)	3,648,234	3,511,941	4%
Active banking accounts(3)	503,830	490,913	3%

Total active accounts at period end	4,152,064	4,002,854	4%

Total assets in global brokerage accounts(2)	$38,012,376	$44,764,197	(15)%
Total deposits in banking accounts	8,334,718	8,082,859	3%

Total assets/deposits in customer accounts at period end	$46,347,094	$52,847,056	(12)%

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2002	2001		2002	2001
Net new global brokerage accounts(1)(2)	50,018	73,450	(32)%	136,293	197,414	(31)%
Net new banking accounts(3)	(15,324)	30,039	(151)%	12,917	72,187	(82)%

Total net new accounts	34,694	103,489	(66)%	149,210	269,601	(45)%

Cost per net new account	$496	$232	114%	$324	$328	(1)%
Total global brokerage transactions(2)	6,954,474	7,424,353	(6)%	13,099,139	15,834,366	(17)%

Daily average global brokerage transactions(2)	108,664	117,847	(8)%	105,638	126,675	(17)%

Average commission per global brokerage transaction(2)	$10.26	$13.49	(24)%	$11.75	$13.64	(14)%

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
(3)
Bank deposit accounts are considered active if a customer has made an initial deposit and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed. Bank loan accounts are considered active if the Company owns marketing rights to the account or customer.

The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the three and six months indicated (dollars in millions):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2002	2001		2002	2001
Average customer margin balances	$1,451	$2,057	(29)%	$1,496	$2,486	(40)%
Average customer money market fund balances	$7,917	$8,634	(8)%	$8,183	$8,615	(5)%
Average stock borrow balances	$245	$1,954	(87)%	$250	$1,741	(86)%
Average stock loan balances	$389	$2,321	(83)%	$452	$2,457	(82)%
Average customer credit balances	$1,426	$1,304	9%	$1,463	$1,315	11%

The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2002	2001		2002	2001
Brokerage revenues:
Commission	$71,352	$100,173	(29)%	$153,879	$215,998	(29)%
Principal transactions	52,092	31,441	66%	107,407	62,613	72%
Other brokerage-related	43,799	43,650	0%	80,560	92,610	(13)%
Interest income	50,975	80,718	(37)%	104,026	181,463	(43)%
Interest expense	(3,089)	(26,665)	(88)%	(6,982)	(65,400)	(89)%

Net brokerage revenues	215,129	229,317	(6)%	438,890	487,284	(10)%

Banking revenues:
Gain on sales of originated loans	22,613	24,871	(9)%	47,288	34,055	39%
Gain on sale of loans held-for-sale and securities—net	17,054	8,314	105%	38,676	27,424	41%
Other banking-related	12,077	9,047	33%	22,461	17,491	28%
Interest income	191,424	217,797	(12)%	394,092	434,482	(9)%
Interest expense	(137,852)	(179,511)	(23)%	(286,703)	(359,877)	(20)%
Provision for loan losses	(4,383)	(1,656)	165%	(7,765)	(3,099)	151%

Net banking revenues	100,933	78,862	28%	208,049	150,476	38%

Total net revenues	$316,062	$308,179	3%	$646,939	$637,760	1%

Revenues

Beginning in January 2002, we changed our presentation of revenue from that previously presented; however, no changes to our accounting policies or methods were made. Under the new format, net brokerage revenues consist of commissions, principal transactions, other brokerage-related revenues, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transactions were included under the caption “global and institutional.” Principal transactions include revenues from institutional activities, previously included in global and institutional, and market-making activities, previously included in other revenues. Other brokerage-related revenues include payments for order flow, Business Solutions Group revenue, advertising revenue, mutual fund revenue and fees for brokerage-related services, including account maintenance fees and order handling fees. Except for payments for order flow, which was previously included in transaction revenues, other brokerage-related items were included in other revenues. Net banking revenues consist of gain on sale of originated loans, gain on sale of loans held-for-sale and securities—net, other banking-related revenues, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of automated teller machine revenues.

Total net revenues increased 3% for the three months ended June 30, 2002 and 1% for the six months ended June 30, 2002 from the comparable periods in 2001. Net brokerage revenues decreased 6% for the three months June 30, 2002 and 10% for the six months ended June 30, 2002 from the comparable periods in 2001. The decrease in brokerage revenues for both periods was mainly due to decreases in commission revenues, other brokerage-related revenues and net interest income, offset by an increase in principal transactions reflecting our acquisition of Dempsey in October 2001. Net banking revenues increased 28% for the three months ended  June 30, 2002 and 38% for the six months ended June 30, 2002 from the comparable periods in 2001. The increase in net banking revenues for both periods was mainly due to increases in net interest income, gain on sale of loans held-for-sale and securities—net and other banking-related revenues.

Brokerage Revenues

Commission revenues, which are earned as customers execute securities transactions, decreased 29% for the three months and six months ended June 30, 2002 from the comparable periods in 2001. These revenues are primarily affected by global brokerage transaction volume, the average commission per global brokerage transaction and the transaction mix.

Daily average global brokerage transactions decreased 8% for the three months ended June 30, 2002 and 17% for the six months ended June 30, 2002 from the comparable periods in 2001, largely reflective of a continuing market decline. A decrease in the average commission per global brokerage transaction from $13.49 for the three months ended June 30, 2001 to $10.26 for the three months ended June 30, 2002 also affected the decrease in commission revenues. For the six months ended June 30, 2002, as compared to the comparable period in 2001, the average commission per global brokerage transaction decreased 14% from $13.64 for the six months ended June 30, 2001 to $11.75 for the six months ended June 30, 2002. Contributing to the decrease in commissions per global brokerage transaction is the acquisition of Tradescape which alone provided approximately 83,000 average daily global transactions for the month of June 2002, and typically has lower commissions per transaction. The decrease in commission revenues was also affected by transaction mix, with option transactions, which have higher commissions than equity transactions, representing a smaller percentage of total transactions for the three and six months ended June 30, 2002 compared to the same periods in 2001.

Principal transactions, which comprise our institutional and market-making revenues, increased 66% for the three months ended June 30, 2002 and 72% for the six months ended June 30, 2002, from the comparable periods in 2001. These increases are primarily due to market-making revenues from Dempsey. There were no revenues from market-making activities prior to our acquisition of Dempsey in October 2001.

Other brokerage-related revenues, which are mainly comprised of payments for order flow, Business Solutions Group revenue, advertising revenue, mutual fund revenues and fees for brokerage-related services, including account maintenance fees and order handling fees, remained flat for the three months ended June 30, 2002 and decreased 13% for the six months ended June 30, 2002, from the comparable periods in 2001. The decrease for the six months ended June 30, 2001 is primarily due to a decrease in payment for order flow revenue partially offset by an increase in other brokerage-related fees. The decrease in payment for order flow revenue is primarily due to competitive forces and the advent of decimalization in the major market exchanges beginning in January 2001 and implemented by Nasdaq in March 2001. Further, following the acquisition of Dempsey in October 2001, revenues from order flow executed through Dempsey is eliminated in our consolidation of operating results.

Interest income from brokerage-related activities is primarily comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance their purchases of securities on margin and fees on customer assets invested in money market accounts. Brokerage interest income decreased 37% for the three months ended June 30, 2002 and 43% for the six months ended June 30, 2002, from the comparable periods in 2001. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased 29% for the three months ended June 30, 2002 and 40% for the six months ended June 30, 2002. The continued market decline over the past year and the economic recession has reduced borrowing on margin by customers as a means of leveraging their investments.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Brokerage interest expense decreased 88% for the three months ended June 30, 2002 and 89% for the six months ended June 30, 2002, from the comparable periods in 2001. The decrease in brokerage interest expense primarily reflects an overall decrease in average customer credit rates and average stock loan balances, which decreased 83% for the three months ended June 30, 2002 and 82% for the six months ended June 30, 2002, from the comparable periods in 2001.

Banking Revenues

Gain on sales of originated loans decreased 9% for the three months ended June 30, 2002 and increased 39% for the six months ended June 30, 2002, from the comparable periods in 2001. The decrease for the three months ended June 30, 2002, is due to a decreased level of volume of originations as compared to the prior year quarter. The increase for the six months ended June 30, 2002, is due to an increased level of volume of originations in the March 2002 quarter as compared to the prior year quarter, primarily as a result of our acquisition of E*TRADE Mortgage in February 2001. The March 2002 quarter benefited from a full three months of activity as compared to two months in the March 2001 quarter.

Gain on sale of loans held-for-sale and securities-net consist primarily of gains on sales of Bank loans held-for-sale, available-for-sale mortgage-backed and investment securities, trading activity, impairment of Bank securities and gains and losses related to market value adjustments and sales of derivative financial instruments. Gains on sales of loans held-for-sale and securities-net increased 105% for the three months ended June 30, 2002 and 41% for the six months ended June 30, 2002, from the comparable periods in 2001. These changes relate primarily to gains on sales of mortgage-backed and investment securities, which increased 51% for the three months ended June 30, 2002, from the prior year quarter. In addition, losses on derivative financial instruments, which occurred after discontinuance of hedge accounting, decreased 76% for the three months ended June 30, 2002, from the prior year quarter and 123% for the six months ended June 30, 2002 to the prior six-month period. Losses on derivative financial instrument sales decreased to $3.1 million for the three months ended June 30, 2002, from $13.0 million for the prior year quarter. For the six months ended June 30, 2002, gains on derivative financial instruments were $4.0 million compared to losses of $17.3 million in the prior year six-month period. The increases noted above were partially offset by a decrease in gains on sales of Bank loans purchased from correspondents which decreased 101% for the three months ended June 30, 2002 and 56% for the six months ended June 30, 2002, from the comparable periods in 2001. As of June 30, 2002, we held approximately $14 million of corporate bonds issued by the Qwest Corporation (“Qwest”), as part of our investment portfolio. As of August 5, 2002, the market value of this investment was $11.6 million, as determined using quoted market prices. We continue to monitor any developments related to Qwest’s ability to repay these bonds in accordance with their contractual repayment terms.

Other banking-related revenues are comprised of ATM fees and miscellaneous fees imposed on deposit accounts. Other banking-related revenues increased 33% for the three months ended June 30, 2002 and 28% for the six months ended June 30, 2002, from the comparable periods in 2001. These increases are due to higher ATM transaction surcharge volume, primarily caused by a 14% increase in the number of ATMs in our network from June 30, 2001 to June 30, 2002.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 12% for the three months ended June 30, 2002 and 9% for the six months ended June 30, 2002, from the comparable periods in 2001. Decreases in banking interest income reflect decreases in average yield, partially offset by increases in average interest-earning banking asset balances and increase in higher yielding interest-earning assets such as our increase in our automobile loan portfolio. Average interest-earning banking assets increased 8% for the three months ended June 30, 2002 and 12% for the six months ended June 30, 2002, from the comparable periods in 2001. The average yield on interest-earning banking assets decreased to 5.81% for the three months ended June 30, 2002 from 7.14% for the three months ended June 30, 2001 and decreased to 5.91% for the six months ended June 30, 2002 from 7.30% for the six months ended June 30, 2001.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense decreased 23% for the three months ended June 30, 2002 and 20% for the six months ended June 30, 2002, from the comparable periods in 2001. The decrease in banking interest expense reflects a decrease in the average cost of borrowings partially offset by an increase in average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 10% for the three months ended June 30, 2002 and 12% for the six months ended June 30, 2002, from the comparable periods in 2001. The average cost of borrowings decreased to 4.37% for the three months ended June 30, 2002 from 6.26% for the three months ended June 30, 2001 and decreased to 4.58% for the six months ended June 30, 2002 from 6.44% for the six months ended June 30, 2001. Net interest spread increased from 0.88% for the three months ended June 30, 2001 to 1.44% for the three months ended June 30, 2002 and an increase from 0.86% for the six months ended June 30, 2001 to 1.33% for the six months ended June 30, 2002. This increase is the result of several initiatives put in place to improve overall spreads. The Bank has purchased assets which have higher yields, evidenced by the growth of its automobile loan portfolio to $2.1 billion and the home equity loan portfolio to $124.0 million. Additionally, the net interest spread also increased because the Bank’s funding costs decreased because of a shift in the structure of our deposit base from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposits. Decreases in wholesale funding rates also contributed to the decrease in the Bank’s funding costs.

The following tables present average balance data and income and expense data for our banking operations and the related interest yields and rates for the three and six months ended June 30, 2002 and 2001. The tables also present information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$7,112,457	$112,890	6.35%	$6,787,799	$127,975	7.54%
Interest-bearing deposits	160,498	996	2.49%	213,246	2,855	5.37%
Mortgage-backed and related available-for-sale securities	4,733,777	63,324	5.35%	3,879,478	63,431	6.54%
Available-for-sale investment securities	939,294	12,137	5.21%	1,190,537	21,938	7.37%
Investment in FHLB stock	80,482	704	3.51%	65,175	1,049	6.46%
Trading securities	158,716	1,373	3.46%	70,028	549	3.14%

Total interest-earning banking assets	13,185,224	$191,424	5.81%	12,206,263	$217,797	7.14%

Non-interest-earning banking assets	569,239			534,732

Total banking assets	$13,754,463			$12,740,995

Interest-bearing banking liabilities:
Retail deposits	$8,570,648	$86,517	4.05%	$6,919,219	$107,441	6.22%
Brokered callable certificates of deposit	83,801	633	3.03%	26,628	384	5.79%
FHLB advances	856,476	13,804	6.38%	1,281,064	20,334	6.28%
Other borrowings	3,133,854	36,898	4.66%	3,278,114	51,352	6.20%

Total interest-bearing banking liabilities	12,644,779	$137,852	4.37%	11,505,025	$179,511	6.26%

Non-interest bearing banking liabilities	349,805			514,466

Total banking liabilities	12,994,584			12,019,491
Total banking shareowner’s equity	759,879			721,504

Total banking liabilities and shareowner’s equity	$13,754,463			$12,740,995

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$540,445	$53,572		$701,238	$38,286

Net interest spread			1.44%			0.88%

Net interest margin (net yield on interest-earning banking assets)			1.63%			1.26%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.27%			106.10%

Return on average total banking assets			0.70%			0.31%

Return on average banking equity			12.69%			5.44%

Average equity to average total banking assets			5.52%			5.97%

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$7,554,742	$245,276	6.49%	$6,252,358	$239,317	7.66%
Interest-bearing deposits	234,419	2,684	2.31%	191,440	5,820	6.13%
Mortgage-backed and related available-for-sale securities	4,358,476	116,111	5.33%	4,338,892	148,869	6.86%
Available-for-sale investment securities	1,030,846	26,455	5.17%	953,966	35,102	7.36%
Investment in FHLB stock	69,559	1,843	5.34%	74,216	2,539	6.90%
Trading securities	106,525	1,723	3.23%	99,250	2,835	5.71%

Total interest-earning banking assets	13,354,567	$394,092	5.91%	11,910,122	$434,482	7.30%

Non-interest-earning banking assets	574,106			405,417

Total banking assets	$13,928,673			$12,315,539

Interest-bearing banking liabilities:
Retail deposits	$8,489,022	$180,987	4.30%	$6,554,078	$207,509	6.38%
Brokered callable certificates of deposit	52,207	758	2.93%	58,956	1,809	6.19%
FHLB advances	890,167	28,482	6.36%	1,452,242	47,933	6.56%
Other borrowings	3,217,448	76,476	4.73%	3,210,668	102,626	6.36%

Total interest-bearing banking liabilities	12,648,844	$286,703	4.58%	11,275,944	$359,877	6.44%

Non-interest bearing banking liabilities	537,218			352,735

Total banking liabilities	13,186,062			11,628,679
Total banking shareowner’s equity	742,611			686,860

Total banking liabilities and shareowner’s equity	$13,928,673			$12,315,539

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$705,723	$107,389		$634,178	$74,605

Net interest spread			1.33%			0.86%

Net interest margin (net yield on interest-earning banking assets)			1.61%			1.26%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			105.58%			105.62%

Return on average total banking assets			0.78%			0.37%

Return on average banking equity			14.58%			6.60%

Average equity to average total banking assets			5.33%			5.97%

Loans Receivable and Provision for Loan Losses

The provision for loan losses recorded reflects adjustments in our allowance for loan losses based upon management’s review and assessment of the risk in our loan portfolio. The provision for loan losses was $4.4 million for the three months ended June 30, 2002, $7.8 million for the six months ended June 30, 2002, $1.7 million for the three months ended June 30, 2001 and $3.1 million for the six months ended June 30, 2001. The increase in the provision for loan losses primarily reflects the growth in and composition of our Banking loan portfolio as well as the Bank’s decision to invest a greater portion of its assets in loans with higher yields, and therefore, increased credit risk, such as automobile loans. As of June 30, 2002, the total loan loss allowance was $15.7 million, or 0.22% of total loans held-for-investment and 66.5% of total non-performing loans of $23.6 million. As of December 31, 2001, the total loan loss allowance was $19.9 million, or 0.31% of total loans held-for-investment and 96.1% of total non-performing loans of $20.7 million. The decrease in the loan loss allowance as a percentage of total held-for-investment loans outstanding relates to two factors. The

December 31, 2001 allowance for loan losses included approximately $4.7 million of purchased allowance for loan losses recorded in the fourth quarter of 2001 related to the purchase of an automobile portfolio. During the six months ended June 30, 2002, the Company had significant charge-offs against the recorded allowance for the acquired delinquent loans. Secondly, the decrease is reflective of a large automobile loan portfolio acquisition made during the three months ended June 30, 2002. The pool consisted of newly originated loans, underwritten to high FICO score standards.

The following table presents information concerning our banking loan portfolio, by type of loan, as of June 30, 2002 and December 31, 2001 (dollars in thousands):

	June 30, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$4,926,119	$542,471	$5,468,590
Multi-family	111	—	111
Commercial	13,452	—	13,452
Mixed-use	554	—	554

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	2,086,904	—	2,086,904
Home equity lines of credit and second mortgage loans	160,687	103	160,790
Other	4,510	—	4,510

Total loans	7,192,337	542,574	7,734,911
Unamortized premiums (discounts), net	46,114	(106)	46,008
Less allowance for loan losses	(15,709)	—	(15,709)

Total	$7,222,742	$542,468	$7,765,210

	December 31, 2001
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$4,696,681	$1,621,783	$6,318,464
Multi-family	183	—	183
Commercial	1,981	—	1,981
Mixed-use	635	—	635

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,635,050	—	1,635,050
Home equity lines of credit and second mortgage	22,720	339	23,059
Other	12,188	49	12,237

Total loans	6,369,438	1,622,171	7,991,609
Unamortized premiums (discounts), net	44,804	(6,082)	38,722
Less allowance for loan losses	(19,874)	—	(19,874)

Total	$6,394,368	$1,616,089	$8,010,457

The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated (dollars in thousands):

	June 30, 2002	December 31, 2001
Loans accounted for on a non-accrual basis:
Real estate loans:
One- to four-family	$21,853	$20,595
Commercial	—	—
Automobiles, mobile homes and recreational vehicles	1,787	91

Total non-performing loans	23,640	20,686
Repossessed assets	3,714	3,328

Total non-performing assets	$27,354	$24,014

Total non-performing loans as a percentage of held-for-investment loans	0.33%	0.32%

Total non-performing assets as a percentage of held-for-investment loans	0.38%	0.37%

Total non-performing assets as a percentage of total banking assets	0.19%	0.18%

Total loan loss allowance as a percentage of total non-performing loans	66.45%	96.07%

The total loan loss allowance, as a percentage of total non-performing loans, decreased from 96.1% as of December 31, 2001, to 66.5% as of June 30, 2002. The Bank’s portfolio of held-for-investment loans increased to $7.2 billion from $6.4 billion during the six-month period ended June 30, 2002, due to several large bulk loan purchases. Allocations to the total loan loss allowance are a function of both the performing and non-performing loans. During the quarter, net charge-offs exceeded the loan loss provision by approximately $1.0 million. This was due to expected losses on the Bank’s automobile loan portfolio as several large pools reached their peak loss period.

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Had these loans performed, additional income of $435,000 for the three months ended June 30, 2002, $869,000 for the six months ended June 30, 2002, $319,000 for the three months ended June 30, 2001 and $635,000 for the six months ended June 30, 2001, would have been recognized. As of June 30, 2002 and December 31, 2001, there were no commitments to lend additional funds to these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Allowance for loan losses, beginning of the period	$16,699	$13,821	$19,874	$12,565
Provision for loan losses	4,383	1,656	7,765	3,099
Charge-offs, net	(5,373)	(397)	(11,930)	(584)

Allowance for loan losses, end of period	$15,709	$15,080	$15,709	$15,080

The average recorded investment in impaired loans was $2.8 million for the three months ended June 30, 2002, $2.2 million for the six months ended June 30, 2002, $1.9 million for the three months ended June 30, 2001 and $1.9 million for the six months ended June 30, 2001. The Company’s charge-off policy for impaired loans is consistent with its charge-off policy for other loans; impaired loans are charged-off when, in the opinion of management, all principal and interest due on the impaired loan will not be fully collected. Consistent with the Company’s method for non-accrual loans, payments received on impaired loans are recognized as interest income or applied to principal when it is doubtful that full payment will be collected. As of June 30, 2002 and December 31, 2001, the Company had no restructured loans.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2002	2001		2002	2001
Cost of services	$133,795	$150,458	(11)%	$274,547	$292,893	(6)%

Cost of services as a percentage of net revenues	42%	49%		42%	46%

Operating expenses:
Selling and marketing	$49,014	$55,399	(12)%	$117,978	$149,097	(21)%
Technology development	15,043	23,420	(36)%	29,547	45,701	(35)%
General and administrative	50,832	61,906	(18)%	104,861	122,148	(14)%
Amortization of goodwill and other intangibles	7,557	9,022	(16)%	14,281	17,021	(16)%
Acquisition-related expenses	7,406	517	1,332%	8,666	517	1,576%
Facility restructuring and other nonrecurring charges	1,628	—	*	1,405	—	*
Executive agreement	(23,485)	—	*	(23,485)	—	*

Total operating expenses	$107,995	$150,264	(28)%	$253,253	$334,484	(24)%

*	Percentage change not meaningful.

Cost of Services

Cost of services as a percentage of net revenues were 42% for the three and six months ended June 30, 2002, 49% for the three months ended June 30, 2001 and 46% for the six months ended June 30, 2001. The decreases in cost of services as a percentage of net revenues is primarily a result of rearchitecture of systems and networking that reduced operating costs. In addition, an increase in the use of online statements and trading confirmations, better utilization of customer services staffing and consolidation of international operations have reduced the costs of supporting our customers.

Selling and Marketing

Selling and marketing expenses decreased 12% for the three months ended June 30, 2002 and 21% for the six months ended June 30, 2002, from the comparable periods in 2001. The selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand identity, growing the customer base and increasing market share. The decreases in selling and marketing expenses are primarily due to reductions in customer acquisition spending, including advertising, online, direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Cost per net new account increased from $232 for the three months ended June 30, 2001 to $496 for the three months ended June 30, 2002, primarily due to a reduction in total net new accounts driven by expected decreases in banking deposit and brokerage accounts as we chose not to continue to offer rates in the top 1% nationally. In addition, this increase is also a result of increased marketing spend aimed at attracting higher-value active traders. Cost per net new account improved slightly from $328 for the six months ended June 30, 2001 to $324 for the six months ended June 30, 2002, due to acquisitions and the deepening of our product penetration with our customers through the recent expansion into the automobile and home equity line of credit loan markets, which have lower costs per net new account. Going forward, our focus will be on developing current customer households, continuing to deepen product penetration and increasing assets per household instead of cost per net new account. Acquisitions will focus on new households via core Bank and Brokerage business and leveraging our sales channels to cross-sell other financial products to our customer base.

Technology Development

Technology development expenses decreased 36% for the three months ended June 30, 2002 and 35% for the six months ended June 30, 2002, from the comparable periods in 2001. Completion of development projects for customer relationship management, international locations, internal systems and promotional capabilities during 2001 allowed us to reduce the use of outside consultants and related expenses versus the same periods last year. A focused process for approval of development projects has improved development efficiency and our current resource levels are expected to meet projected business requirements.

General and Administrative

General and administrative expenses decreased 18% for the three months ended June 30, 2002 and 14% for the six months ended June 30, 2002, from the comparable periods in 2001. The reduction in our general and administrative expenses in the three and six months ended June 30, 2002 is primarily attributable to reductions realized from our restructuring plans initiated in August 2001 and the completion of ongoing negotiations and execution of a new employment agreement with our Chairman of the Board and Chief Executive Officer (“CEO”) resulting in a reduction in compensation and benefit expenses. Further contributing to the decrease for the six months ended June 30, 2002 from the comparable period in 2001, we had recorded a $9.6 million compensation charge related to vested funds contributed to our Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2001 which was waived by our CEO and recorded as a non-recurring credit in the three months ended June 30, 2002. Offsetting these decreases were increases in costs associated with our fiscal 2001 acquisitions of Web Street and Dempsey and our acquisition of Tradescape in June 2002. In addition, E*TRADE Mortgage, which was acquired by us in February 2001, was not reflected in the full six months ended June 30, 2001.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $7.6 million for the three months ended June 30, 2002, $14.3 million for the six months ended June 30, 2002, $9.0 million for the three months ended June 30, 2001 and $17.0 million for the six months ended June 30, 2001. The overall decrease in the amortization of goodwill and other intangibles primarily relates to our ceasing of goodwill amortization upon adoption of SFAS No. 142 Goodwill and Other Intangible Assets on January 1, 2002. The amortization expense for the three and six months ended June 30, 2002 relates to our other intangible assets from acquisitions including E*TRADE Access, which was acquired during fiscal 2000, the acquisitions of Web Street, E*TRADE Mortgage, Dempsey and certain deposit accounts from Advanta National Bank, a subsidiary of Advanta Corporation, in fiscal 2001, the acquisition of certain customer deposit accounts from Chase Manhattan Bank USA, National Association in February 2002 and the acquisition of Tradescape in June 2002. We expect the amortization of goodwill and other intangibles to increase for the remaining of fiscal 2002 as we have recognized only one month of amortization expense for the intangibles related to our acquisition of Tradescape as of June 30, 2002.

Acquisition-Related Expenses

Acquisition-related expenses were $7.4 million for the three months ended June 30, 2002, $8.7 million for the six months ended June 30, 2002 and $0.5 million for the three and six months ended June 30, 2001, and primarily represent management continuity payments associated with our acquisition of Dempsey for both the three and six months ended June 30, 2002 and 2001. In addition, certain costs associated with our acquisition of Tradescape are included in acquisition-related expenses for the three months ended June 30, 2002.

Facility Restructuring and Other Nonrecurring Charges

Facility restructuring and other nonrecurring charges reflected a $1.6 million charge for the three months ended June 30, 2002 and a $1.4 million charge for the six months ended June 30, 2002, which comprised adjustments to our prior estimated charges to reflect current estimates and/or resolution of certain of these costs. See Note 3 to the Condensed Consolidated Financial Statements.

Executive Agreement

During the three months ended June 30, 2002, we completed negotiations that had been ongoing for several months and executed a new employment agreement with our CEO. The new employment agreement closely aligns the CEO’s interests with those of our shareowners and includes significant concessions by the CEO, certain of which have been reflected as a non-recurring reduction in our operating expenses. Under this new employment agreement, the CEO’s base salary will be zero; however, this base salary may be reviewed and adjusted by the Board in light of the Company’s performance following the one year anniversary of the agreement. In addition, the CEO’s bonus opportunity has been set for a target of $4 million in the event the Company meets its performance objectives. The actual bonus may exceed $4 million in the event that, in the opinion of the Board, the Company substantially exceeds expectations. Among concessions that are reflected in a non-recurring reduction in our operating expenses this quarter, our CEO waived his right to receive vested benefits in our Supplemental Executive Retirement Plan (“SERP”) totaling $16.1 million that were previously deposited into a trust; these amounts had been previously recorded as part of general and administrative expenses in fiscal year 2001. Of this amount, $14.0 million was retained by the Company and $2.1 million was paid out as a one-time bonus to eligible non-executive associates of the Company. (The amounts distributed to non-executive associates had no net effect on the results of operations.) In addition, our CEO waived his right to have the Company defray payment for the tax effect on his restricted stock grants. The accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement. The total benefit to the Company for amounts previously paid on our CEO’s behalf or due under his employment at the date of the new agreement (net of the amounts distributed to the non-executive associates of the Company which had no net effect on the results of operations) totaled $23.5 million and is reflected as a non-recurring reduction in our operating expenses in the consolidated statement of operations.

Non-Operating Expenses

The following table sets forth the components of non-operating expenses and percentage change information for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2002	2001		2002	2001
Corporate interest income	$3,569	$5,220	(32)%	$7,149	$10,998	(35)%
Corporate interest expense	(11,803)	(12,759)	(7)%	(24,199)	(23,987)	1%
Loss on investments	(6,790)	(10,969)	(38)%	(7,170)	(15,573)	(54)%
Equity in income (losses) of investments	3,617	(1,811)	300%	3,901	(5,152)	176%
Unrealized losses on venture funds	(3,283)	(11,031)	(70)%	(2,991)	(20,569)	(85)%
Fair value adjustments of financial derivatives	769	(1,710)	145%	(222)	(1,376)	(84)%
Other	(405)	292	(239)%	(1,359)	(408)	233%

Total non-operating expenses	$(14,326)	$(32,768)	(56)%	$(24,891)	$(56,067)	(56)%

Corporate interest income was $3.6 million for the three months ended June 30, 2002, $7.1 million for the six months ended June 30, 2002, $5.2 million for the three months ended June 30, 2001 and $11.0 million for the six months ended June 30, 2001. Corporate interest income includes interest income earned on corporate investment balances and related party notes. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in the related party note balance on the remaining related party notes.

Corporate interest expense was $11.8 million for the three months ended June 30, 2002, $24.2 million for the six months ended June 30, 2002, $12.8 million for the three months ended June 30, 2001 and $24.0 million for the six months ended June 30, 2001. Corporate interest expense primarily relates to interest expense resulting from the issuance of our convertible subordinated notes. During the six months ended June 30, 2001, we had $650 million outstanding convertible subordinated notes at 6.00% and $325 million of convertible subordinated notes at 6.75%. From June 2001 through June 30, 2002, we retired approximately $280 million of our 6.00% convertible subordinated notes, resulting in a decrease in related interest expense for the three and six months ended June 30, 2002.

Loss on investments were $6.8 million for the three months ended June 30, 2002, $7.2 million for the six months ended June 30, 2002, $11.0 million for the three months ended June 30, 2001 and $15.6 million for the six months ended June 30, 2001. For the three and six months ended June 30, 2002, losses on investments included impairment write downs on a privately-held equity investment of approximately $3.1 million. For the three months ended June 30, 2001, losses on investments included a $10.6 million impairment write down on several publicly traded equity securities and two of our proprietary mutual funds, a $0.6 million realized loss on our seed investments in the E*TRADE Global Titan Fund, E*TRADE Financial Sector Index Fund and the E*TRADE Russell 2000 Index Fund and a $1.8 million realized loss on the sale of publicly traded equity securities. For the six months ended June 30, 2001, loss on investment included an additional loss of $2.5 million that was realized on the sale of a publicly traded equity security.

Equity in income (losses) of investments was $3.6 million income for the three months ended June 30, 2002, $3.9 million income for the six months ended June 30, 2002, a $1.8 million loss for the three months ended June 30, 2001 and a $5.2 million loss for the six months ended June 30, 2001, which resulted from our minority ownership in investments that are accounted for under the equity method. Equity in income for the three and six months ended June 30, 2002 is due primarily to our equity method investments, including E*TRADE Japan K.K. and the KAP Group. for the three and six months ended June 30, 2002. Our equity method investments included E*TRADE Japan K.K., eAdvisor and SoundView Technology Group, Inc. (“Soundview”) for the three and six months ended June 30, 2001. The losses for the three and six months ended June 30, 2001, are due primarily to losses recorded on our investment in Soundview, partially offset by income recorded on our equity investment in E*TRADE Japan K.K. For the three months ended June 30, 2001, Soundview reported a net loss of $267.8 million, including a goodwill impairment charge of $249.7 million related to its acquisition of E*Offering. Our original carrying value for our investment in Soundview common stock did not include any amount for the goodwill originally recorded by Soundview in its acquisition of E*Offering because the carrying value was based on the book value of E*Offering. Accordingly, we would not recognize any portion of Soundview’s impairment charge in connection with recording our proportionate share of Soundview’s losses under the equity method of accounting. Due to certain events in 2001, we discontinued the use of the equity method of accounting for our holdings in Soundview effective for the quarter ended September 30, 2001.

Unrealized losses on venture funds was $3.3 million for the three months ended June 30, 2002, $3.0 million for the six months ended June 30, 2002, $11.0 million for the three months ended June 30, 2001 and $20.6 million for the six months ended June 30, 2001, primarily due to our participation in Softbank Capital Partners, L.P. for the three and six months ended June 30, 2002 and E*TRADE eCommerce Fund, L.P. for the three and six months ended June 30, 2001. In addition, for the three and six months ended June 30, 2002, amounts included an impairment write down on our E*TRADE eCommerce Fund, L.P., of $2.1 million. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments.

We recorded a gain of $0.8 million for the three months ended June 30, 2002, a $0.2 million loss for the six months ended June 30, 2002, a $1.7 million loss for the three months ended June 30, 2001 and a $1.4 million loss for the six months ended June 30, 2001, for the fair value adjustments of financial derivatives. The amounts for the three and six months ended June 30, 2002, represent gain (loss) for the ineffective portions of changes in the fair value of fair value hedges. In the three months ended June 30, 2001, the amount represents a $2.1 million loss on the valuation of warrants, offset by a $0.4 million gain for the ineffective portions of changes in the fair value of fair value and cash flow hedges. In the six months ended June 30, 2001, the amount represents a $3.2 million loss on the valuation of warrants, offset by a $1.8 million gain representing the ineffective portions of changes in the fair value of fair value and cash flow hedges.

Other non-operating expense was $0.4 million for the three months ended June 30, 2002, expense of $1.4 million for the six months ended June 30, 2002, income of $0.3 million for the three months ended June 30, 2001 and expense of $0.4 million for the six months ended June 30, 2001. Other non-operating income (expense), which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies and fixed asset disposals.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the benefit for federal and state income taxes at an effective tax provision rate of 43.5% for the three months ended June 30, 2002, 43.3% for the six months ended June 30, 2002, a tax benefit rate of 50% for the three months ended June 30, 2001 and 57% for the six months ended June 30, 2001. The rate for the three and six months ended June 30, 2002 reflects an increase in tax for our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate, and a decrease in taxes due to the research and development income tax credit and state tax planning. The rate for the three and six months ended June 30, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease of the tax benefit for the amortization of goodwill and differences between our statutory and foreign effective tax rates.

Minority Interest in Subsidiaries

Minority interest in subsidiaries was $0.2 million for the three months ended June 30, 2002, $0.4 million for the six months ended June 30, 2002, $(0.4) million for the three months ended June 30, 2001 and $(0.3) million for the six months ended June 30, 2001. Minority interest in subsidiaries results primarily from minority equity interests in various broker-dealer subsidiaries of Tradescape, LLC and ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three and six months ended June 30, 2002 and 2001 is the net loss attributed to a minority interest in one of our international affiliates. In the three and six months ended June 30, 2002, we consolidated the results of eAdvisor, a joint venture previously accounted for under the equity method. As a result, minority interest in subsidiaries for the three and six months ended June 30, 2002 also includes a minority interest in eAdvisor. See Note 1 to the Condensed Consolidated Financial Statements.

Extraordinary Gain (Loss) on Early Extinguishment of Debt

The Company recorded an extraordinary loss on early extinguishment of debt, net of tax, of $0.9 million for the three months ended June 30, 2002, a $3.2 million gain for the six months ended June 30, 2002, a $2.1 million gain for the three months ended June 30, 2001 and a $0.1 million gain for the six months ended June 30, 2001.

For the three months ended June 30, 2002, amounts recorded included a $1.1 million gain (net of tax expense of $0.8 million) and for the six months ended June 30, 2002, amounts also include a $5.2 million gain (net of tax expense of $3.5 million) on exchanges in the aggregate of $64.9 million of our 6% convertible subordinated notes for approximately 6.5 million shares of our common stock, offset by a $2.0 million loss (net of tax benefit of $1.3 million) for the three and six months ended June 30, 2002 as a result of the early redemptions of $100 million adjustable rate advances from the Federal Home Loan Bank (the “FHLB”). The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

For the three and six months ended June 30, 2001, amounts recorded included a $5.0 million gain (net of tax expense of $3.4 million) on exchanges in the aggregate of $30.0 million of our 6% convertible subordinated notes for approximately 2.7 million shares of our common stock, offset by a $2.9 million loss (net of tax benefit of $1.6 million) for the three months ended June 30, 2001 and a $4.9 million loss (net of tax benefit of $2.8 million) for the six months ended June 30, 2001 as a result of the early redemptions of $100 million and $600 million, respectively, of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. We plan to adopt the requirements of SFAS No. 145 in our consolidated financial statements beginning in the fourth quarter of fiscal 2002.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was $299.4 million for the six months ended June 30, 2002. The accounting change was due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years. As required under SFAS 142, we will continue to review at least annually the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses. See Note 7 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Equity Retirements

In the three months ended June 30, 2002, we repurchased and retired approximately 2.7 million shares of common stock for an aggregate purchase price of approximately $15.1 million. In addition, in July 2002, we purchased approximately 3.4 million shares of our common stock from SOFTBANK Holdings, Inc. in a private transaction at a purchase price of $3.60 per share, for an aggregate purchase price of approximately $12.2 million. These shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001, authorizing us to repurchase up to 50.0 million shares of common stock. Pursuant to the stock buyback program approved by the Board, we remain authorized to repurchase up to 13.4 million additional shares of common stock.

Debt Issuances and Retirements

During the six months ended June 30, 2002, we retired $64.9 million of our 6% convertible subordinated notes in exchange for approximately 6.5 million shares of our common stock. In addition, we early redeemed $100 million of our adjustable rate advances from the FHLB.

In April 2002, ETFC formed ETFC Capital Trust IV (“ETFCCT IV”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IV sold at par, 10,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The Subordinated Debentures mature in 2032 and have a variable annual dividend rate at 3.70% above the six-month LIBOR, payable semi-annually, beginning in October 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes, which include funding the Bank’s continued growth.

In June 2002, ETFC formed ETFC Capital Trust V (“ETFCCT V”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT V sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The Subordinated Debentures mature in 2032 and have a variable annual dividend rate at 3.65% above the three-month LIBOR, payable quarterly, beginning in September 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes, which include funding the Bank’s continued growth.

Technology Center Financing

On July 30, 1999, we entered into a lease agreement for our 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, we posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, we exercised our purchase option, and used the cash collateral to fund the purchase on April 29, 2002.

Other Sources of Liquidity

We have financing facilities totaling $275 million to meet the needs of E*TRADE Securities. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There were no borrowings outstanding under these lines as of June 30, 2002. In addition, we have a short-term line of credit for up to $50 million, collateralized by marketable securities owned by us, of which we had less than $1.0 million in a standby letter of credit outstanding under this line as of June 30, 2002. We also have term loans collateralized by equipment owned by us and one installment purchase contract, of which $9.5 million was outstanding as of June 30, 2002. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

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

Cash provided by operating activities was $745.7 million for the six months ended June 30, 2002. Cash provided by operating activities resulted primarily from net loss of $243.2 million, adjusted for non-cash items totaling $423.3 million (including depreciation and amortization expenses, amortization of losses on de-designated cash flow hedges and discount accretion of $118.1 million, cumulative effect of accounting change of $299.4 million, and change in deferred taxes of $35.3 million), a net decrease in bank-related assets in excess of liabilities of $69.7 million, a net decrease in brokerage-related assets in excess of liabilities of $791.1 million, offset by a decrease in operating cash from derivative activity of $196.1 million and an increase in accounts payable, accrued and other liabilities of $121.7 million. Cash used in operating activities was $71.1 million for the six months ended June 30, 2001. Cash used in operating activities resulted primarily from a net loss of $19.4 million, adjusted for non-cash items totaling $91.2 million (including depreciation and amortization expenses and discount accretion of $75.1 million and realized and unrealized gains (losses) on investments and venture funds of $15.9 million), a net decrease in bank-related assets in excess of liabilities of $274.2 million, offset by a net increase in brokerage-related assets in excess of liabilities of $429.7 million.

Cash used in investing activities was $1,729.4 million for the six months ended June 30, 2002 and $953.6 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, cash used in investing activities resulted primarily from purchases of securities in excess of sale/maturity of $919.5 million, an increase in loans receivable of $715.1 million, purchases of property and equipment of $98.8 million, investing derivative activity of $66.7 million, offset by a decrease in restricted deposits of $71.9 million. For the six months ended June 30, 2001, cash used in investing activities resulted primarily from an increase in loans receivable of $1,250.8 million, purchases of property and equipment of $96.2 million, investing derivative activity of $93.1 million, partially offset by an excess of the net sale/maturity of investments over the purchases of investments of $479.7 million.

Cash provided by financing activities was $1,163.4 million for the six months ended June 30, 2002 primarily resulting from an increase in banking deposits, net advances from the FHLB, net increases in securities sold under agreements to repurchase and other borrowed funds, offset by payments on advances from the FHLB. Cash provided by financing activities was $1,431.2 million for the six months ended June 30, 2001, primarily resulting from an increase in banking deposits and an increase in proceeds from the issuance of subordinated debt, offset by payments on advances from the FHLB.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE ONLINE FINANCIAL SERVICES BUSINESS

We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share

The market for financial services delivered through technology-enabled media, including the Internet is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from retail and institutional brokerage firms, banks, thrifts and other savings and lending institutions, mortgage companies, specialists, market makers, insurance companies, electronic communication networks (“ECNs”), mutual fund companies, credit card companies, Internet portals, providers of equity compensation and other corporate-focused financial products, financial advisors, financial media providers and other financial products and services organizations.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. In addition, many of our competitors offer a wider range of brokerage, lending, banking, advisory and other financial services and products than we do, and thus may be able to respond more quickly to new or changing opportunities or demands. Many of our competitors also have greater name recognition and/or greater acceptance as providers of a full range of financial products and services, and larger customer bases that could be leveraged, thereby gaining market share from us. These competitors may conduct more extensive promotional activities and offer better terms and lower prices to customers than we do, possibly even sparking price wars in various areas of the financial service industry in which we compete. Moreover, some of our competitors have established cooperative relationships among themselves or with third parties to enhance their services and products. It is possible that new competitors, alliances or industry consolidation among existing or future competitors may significantly reduce our market share or our ability to compete effectively.

If we do not act or are unable to take advantage of consolidation opportunities in the online financial services industry, or if we overextend our consolidation efforts, we could be at a competitive disadvantage, or lose our independence

There has been significant consolidation in the online financial services industry over the last several years, particularly in those financial services primarily offered on-line, and the consolidation is likely to continue and even accelerate in the future. Should we fail to take advantage of viable consolidation opportunities, we could be placed at a competitive disadvantage relative to our competitors who have taken appropriate advantage of these opportunities. Similarly, if we overextend our efforts in such a way that we acquire businesses that we are unable to integrate or properly manage, we could also be placed at a competitive disadvantage relative to competitors who did not make such consolidation investments. In addition, our diversification strategy could make us unattractive to potential acquirors whose business lines are not as diverse as ours, thereby limiting shareowner value.

As a significant portion of our revenues come from online investing services, downturns or disruptions in the securities markets have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance, and changes in volume and price levels of securities and futures transactions. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future.

Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE and Tradescape customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as security prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Securities. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. The possibility exists that prices and transaction volumes in U.S. securities markets will continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we could.

Downturns in the securities markets increase the risk that parties to margin lending or stock loan transactions with us will fail to honor their commitments and that the value of the collateral we hold in connection with those transactions will not be adequate, increasing our risk of losses from our margin lending or stock loan activities

We sometimes allow customers to purchase securities on margin, and we are therefore subject to the risk inherent in extending credit. This risk is especially great when the market declines rapidly and the value of the collateral we hold could potentially fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under specific regulatory guidelines, any time we borrow or lend securities, we must simultaneously disburse or receive cash deposits. If we fail to maintain adequate cash deposit levels at all times, we risk losses if there are sharp changes in market values of many securities and the counterparties to the borrowing and lending transactions fail to honor their commitments. The significant downturn in public equity markets since their record high in March 2000 has led to a greater risk that parties to stock lending transactions may fail to meet their commitments. Any such losses could harm our financial position and results of operations.

If we are unsuccessful in managing the effects of changes in interest rates and the interest-bearing assets in our portfolio, our financial condition and results of operations could suffer

The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets (such as loans and mortgage-backed securities) and interest expense on interest-bearing liabilities (such as deposits and borrowings). Changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and thereby reduce net interest income. Fixed-rate investments, mortgage-backed and related securities and mortgage loans generally decline in value as interest rates rise. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions. Currently, the Bank’s net interest income would be harmed by material fluctuations in interest rates.

The Bank attempts to mitigate this interest rate risk by using derivative contracts that are designed to offset, in whole or in part, the variability in value or cash flow of various assets or liabilities caused by changes in interest rates. There can be no assurances that these derivative contracts move either directionally or proportionately as intended. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we adopted on October 1, 2000 and have followed since that time, requires that the hedge ineffectiveness, or the difference between the changes in value of the hedged item versus the change in value of the hedging instruments, be recognized in earnings as of the reporting date. Our financial results may prove to be more volatile due to this reporting requirement.

Further, as part of its diversified portfolio of interest-bearing assets, the Bank holds a portfolio of corporate bonds. With the downturn in the securities markets and general economic conditions, there is a risk that some of these corporate bonds may become impaired before they reach maturity, or that upon maturity they may not realize their full principal value. If this were to occur, the Bank’s portfolio could suffer impairment charges as losses are realized, and ultimately our financial position could suffer.

The Bank’s diversification of its asset portfolio to include higher-yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

As the Bank diversifies its asset portfolio through purchases of higher-yielding asset classes, such as automobile loans and recreational vehicle loans, we will have to manage assets that carry a higher inherent risk of default than we have experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers

Our future profitability depends significantly on our ability to innovate by developing, maintaining and enhancing our services and products. There are significant challenges to such development, maintenance and enhancement, including technical risks. There can be no assurance that we will be successful in achieving any of the following:

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

Risks associated with trading transactions at our specialist/market maker could result in trading losses

A majority of our specialist and market making revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account. In any period, Dempsey also may incur trading losses in its specialist stocks and market maker stocks for reasons such as price declines, lack of trading volume and the required performance of specialist and market maker obligations. From time to time, Dempsey may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because Dempsey’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of our revenues and operating profits. Dempsey also operates a proprietary trading desk separately from its specialist and market maker operations. We may incur trading losses as a result of these trading activities.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The listed marketplaces other than Nasdaq moved from trading using fractional share prices to trading using decimals in January 2001, and the Nasdaq initiated decimalization in March 2001. As a result, spreads that specialists and market makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey and, in turn, harm our operating results. Also, the advent of decimalization led to a decline in order flow revenue received by us from market makers and marketplaces. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also harming revenues generated by Dempsey and, in turn, our operating results.

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

In addition, Electronic Communication Networks (“ECN”s) have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, Dempsey may experience a reduction in its flow of limit orders. It is possible that ECNs will continue to capture a greater amount of limit order flow.

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

In addition, there are certain risks inherent in doing business in international markets, particularly in the heavily regulated brokerage and banking industries, such as:

•	unexpected changes in regulatory requirements and trade barriers;

•	difficulties in staffing and managing foreign operations;

•	the level of investor interest in cross-border trading;

•	authentication of online customers;

•	political instability;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights in some countries;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	the level of acceptance and adoption of the Internet in international markets; and

•	potentially adverse tax consequences.

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

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business

In recent years, we have acquired E*TRADE Access, eInvesting, E*TRADE Advisory Services, E*TRADE Technologies, E*TRADE Mortgage, Web Street, several of our international affiliates, Dempsey and Tradescape. We may also acquire other companies or technologies in the future, and we regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

•	difficulty in retaining or hiring skilled personnel who have proven management expertise in the business line we acquire;

•	difficulties in the assimilation and integration of acquired operations and products;

•	diversion of management’s attention from other business concerns;

•	existence of undetected problems or potential liabilities that could have a significant, negative impact on the business or operations of the acquired company;

•	failure to achieve anticipated cost savings;

•	failure to retain existing customers of the acquired companies;

•	amortization of acquired intangible assets, with the effect of reducing our reported earnings; and

•	potential loss of key associates of acquired companies.

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

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At June 30, 2002, we had an outstanding balance of $695.3 million in convertible subordinated notes. Combined with decreases in shareowners’ equity reflecting the facility restructuring and nonrecurring charge in August 2001, the effects of the share buyback program through June 2002, and the cumulative effect of accounting change recorded in the quarter ended March 31, 2002, our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 48% as of June 30, 2002. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult to make payments on our debt;

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for or reacting to changes in our business; and

•	make us more vulnerable in the event of a downturn in our business.

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

Similarly, E*TRADE Group and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates and conduct and qualifications of personnel.

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

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment, maintenance and enforcement of an effective compliance system. Our failure to establish and enforce proper compliance procedures, or failure of any of our associates to follow these procedures and applicable laws and regulations, regardless of whether such failure is intentional, could subject us to significant losses, disciplinary or other actions due to actual or claimed noncompliance in the future, which could harm our business.

If we do not maintain the capital levels required by regulators, we may be fined or forced out of business

The SEC, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a securities firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, regardless of the basis for such charge, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business. See Note 19 to our most current financial statements for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Core Capital to adjusted tangible assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Core Capital to adjusted tangible assets ratios as set forth in the following table. See Note 19 to our most recent financial statements for the capital adequacy requirements for the Bank for the current reporting period.

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

All marketing activities by E*TRADE Securities are regulated by the NASD, and all marketing materials must be reviewed by an E*TRADE Securities Series 24 licensed principal prior to release. The NASD has in the past asked us to revise certain marketing materials. In June 2001, we settled a formal NASD investigation into our advertising practices and were fined by the NASD in connection with three advertisements that were placed in 1999. The NASD can impose certain penalties for violations of its advertising regulations, including:

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

Due to our acquisition of ETFC, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

Upon the completion of our acquisition of ETFC and its subsidiary, the Bank, in January, 2000, we became subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and us, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

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

RISKS RELATING TO OWNING OUR STOCK

Our historical quarterly results have fluctuated and do not reliably indicate future operating results

We do not believe that our historical operating results should be relied upon as an indication of our future operating results. We expect to experience large fluctuations in future quarterly operating results that may be caused by many factors, including the following:

•	fluctuations in interest rates, which will impact our investment and loan portfolios and the volume of our loan originations;

•	changes in trading volume in securities markets;

•	the success of, or costs associated with, acquisitions, joint ventures or other strategic relationships;

•	changes in key personnel;

•	fluctuations in the fair market value of our equity investments in other companies, including through existing or future private investment funds managed by us;

•	seasonal trends;

•	purchases and sales of securities and other assets as part of the Bank’s portfolio restructuring efforts;

•	customer acquisition costs, which may be affected by competitive conditions in the marketplace;

•	the timing of introductions or enhancements to online financial services and products by us or our competitors;

•	market acceptance of online financial services and products;

•	domestic and international regulation of the brokerage, banking and Internet industries;

•	accounting for derivative instruments and hedging activities;

•	changes in domestic or international tax rates;

•	changes in pricing policies by us or our competitors;

•	fluctuation in foreign exchange rates; and

•	changes in the level of operating expenses to support projected growth.

We have also experienced fluctuations in the average number of customer transactions per day. Thus, the rate of growth in customer transactions at any given time is not necessarily indicative of future transaction activity.

We have incurred losses in the past and we cannot assure you that we will be profitable

Although we earned $32.8 million for the three months ended June 30, 2002, we have incurred operating losses in prior periods and we may incur operating losses in the future. We reported net losses of $276.0 million for the three months ended March 31, 2002, which includes an extraordinary gain on extinguishment of debt of $4.1 million and a cumulative effect of accounting change of $(299.4) million, net loss of $241.5 million in fiscal 2001, which includes facility restructuring and other nonrecurring charges of $202.8 million, net income of $19.2 million in fiscal 2000 and net loss of $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

Similarly, from time to time we provide certain guidance or forward looking statements concerning our expected operating metrics for a particular future period, based on good faith estimates. As set forth more particularly in our standard “safe harbor” statements, we cannot assure you that we will meet or exceed any expected operating metrics for any particular period.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquired them

From January 1, 2001 through June 30, 2002, the price per share of our common stock has ranged from a high of $15.38 to a low of $4.07. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

•	quarterly variations in operating results;

•	volatility in the stock market;

•	volatility in the general economy;

•	large block transactions in our common stock by institutional investors:

•	changes in investor sentiment;

•	changes in interest rates;

•	announcements of acquisitions, technological innovations or new software, services or products by us or our competitors; and

•	changes in financial estimates and recommendations by securities analysts.

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

•	authorization for the issuance of “blank check” preferred stock;

•	provision for a classified Board of Directors with staggered, three-year terms;

•	the prohibition of cumulative voting in the election of directors;

•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of shareowners;

•	the prohibition of shareowner action by written consent; and

•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by shareowners at shareowner meetings.

Attempts to acquire control of E*TRADE may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of E*TRADE that do not offer an adequate price to all shareowners or are otherwise not in the best interests of the company and our shareowners. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments, stock option acceleration and loan forgiveness with associated tax gross-ups), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, we have evaluated such risk for our domestic retail brokerage, banking, global and institutional and wealth management and other segments separately. The following discussion about our market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this filing.

Domestic Retail Brokerage, Global and Institutional and Wealth Management and Other

Our domestic retail brokerage, global and institutional and wealth management and other operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we utilize derivative financial instruments; however, we do not hold derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

During the six months ended June 30, 2002, we had a variable rate bank line of credit, variable rate term loans and one installment purchase contract. As of June 30, 2002, we had less than $1.0 million in a standby letter of credit outstanding under this line and $9.5 million outstanding under these loans. The line of credit and term loans and the monthly interest payments are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at June 30, 2002, the interest payments would increase by an immaterial amount.

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

Interest Rate Risk

The acquisition, maintenance and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process these instruments are subject to market risk, which is the potential for adverse declines in market values. There are numerous factors that may influence the speed and direction of changes in market value including, but not limited to, liquidity, the absolute level of interest rates, the shape of the yield curve and the implied volatility of future interest rate movements. The net market values of bank instruments may direct or indirectly impact the Bank’s current or future earnings and is also subject to certain regulatory constraints.

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

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At June 30, 2002, approximately 71% of the market value of the Bank’s total assets were comprised of residential mortgages and mortgaged-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout the first six months of 2002. The market value of the trading portfolio at June 30, 2002 was $269 million. The trading portfolio at June 30, 2002 was predominantly investment-grade collateralized mortgage obligations and agency mortgage-backed securities.

Scenario Analysis

Scenario analysis is a more advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a Net Present Value of Equity figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up and down of 100, 200 and 300 basis points. The sensitivity of NPVE as of June 30, 2002 and December 31, 2001 and the limits established by the Board of Directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of June 30, 2002	Change in NPVE As of December 31, 2001	Board Limit

+ 300	-28%	-13%	-55%

+ 200	-20%	-11%	-30%

+ 100	- 9%	- 6%	-15%

Base Case	—	—	—

-100	- 1%	3%	-15%

-200	- 8%	- 7%	-30%

-300	-12%	-29%	-55%

The increase in NPVE sensitivity in the +200 and +300 scenarios was the result of active interest rate sensitivity management by the Bank. Given an environment of declining rates and increasing mortgage refinancing, the Bank terminated interest rate derivatives that hedged the market value in rising interest rate scenarios. This action was taken to maximize value as rates declined, while maintaining up-rate sensitivities well within Board prescribed limits. As of June 30, 2002, the Bank’s overall interest rate risk exposure would be classified as “minimal” under the criteria published by the Bank’s regulator, the OTS.

PART II.    OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper. The action alleges, among other things, that our advertising regarding our commission rates and ability to execute transactions through our online brokerage service was false and deceptive. The action seeks injunctive relief, and unspecified compensatory damages, punitive damages, and attorney’s fees. On June 1, 1999, the Court entered an order denying plaintiffs’ motion for class certification. On January 25, 2000, the Court ordered plaintiff to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. In July 2001, Plaintiff filed an arbitration claim with the National Association of Securities Dealers, Inc., and in October 2001, we submitted our answer. Subsequently, a NASD arbitration panel issued a ruling indicating that it would not assert jurisdiction over plaintiff’s representative claims and scheduled the hearing of plaintiff’s individual claims for arbitration for October 14, 2002. At this time, we are unable to predict the ultimate outcome of this matter.

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. Subsequently, the Court scheduled the hearing of Plaintiff’s Motion for Class Certification for April 23, 2002, and by order dated June 7, 2002, the Court granted plaintiff’s motion for class certification. In response, the Company has filed a timely Notice of Appeal, and on July 23, 2002, the trial court granted a separate motion the Company filed to stay all further trial court proceedings pending the outcome of the Company’s appeal of the trial Court’s order granting class certification. At this time, we are unable to predict the ultimate outcome of this action.

On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The action alleges, among other things, that Plaintiff experienced problems accessing his account and placing orders and seeks injunctive relief and unspecified damages for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. After the Court of Appeal affirmed the Superior Court’s previous ruling denying our Motion to Compel Arbitration, we demurred to Plaintiff’s Amended Complaint. Thereafter, Plaintiff filed his First Amended Complaint on or about March 21, 2001, and we filed an Answer on April 3, 2001, denying Plaintiff’s claims. The Court has set the hearing of Plaintiff’s motion for class certification for September 19, 2002. At this time, we are unable to predict the ultimate outcome of this proceeding.

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, (“Wedbush”), Nomura Securities, Inc., (“Nomura”) and Fiserv Securities, Inc., (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to the following disputes between the participants in the above described stock loan transactions:

By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities, Inc. Subsequently, Wedbush and the Company agreed to binding arbitration, and the Company filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against the Company on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, we are unable to predict the outcome of this dispute.

By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities, Inc. for breach of contract, conversion and unjust enrichment. On July 17, 2002, the Company filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. This case is scheduled to be placed in the trial pool on January 31, 2003; however, a trial date has not been set. At this time, we are unable to predict the ultimate outcome of this dispute.

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities, Inc. for conversion and breach of contract. On November 19, 2001, the Company filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorneys fees and other relief from Nomura. At this time, we are unable to predict the ultimate outcome of this dispute.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Chairman of the Board and Chief Executive Officer, and each current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Before defendants were obligated to answer this complaint, Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry seeks damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. On or about April 30, 2002, demurrers (motions to dismiss) to Mr. Barry’s First Amended Shareholder Derivative Complaint were filed on behalf of nominal defendant E*TRADE Group, Inc., and the individually-named members of the Company’s Board of Directors, contending, among other things, that the Court must dismiss Mr. Barry’s complaint because he failed to satisfy his legal obligation to raise his concerns with the Company’s Board of Directors before commencing legal action. Subsequently, on May 23, 2002, all parties agreed to enter into a memorandum of understanding to settle the matter under the terms of which the Company has agreed, among other things, without admitting any wrongdoing or liability, to make certain corporate governance enhancements and to pay certain fees and costs incurred by Mr. Barry in prosecuting this action. Although the parties have agreed in principle to settle this dispute, a final settlement agreement has yet to be executed or presented to the Court for its approval.

We believe the foregoing claims against the Company are without merit and, except as to matters that we have reported as tentatively settled, intend to defend against them vigorously. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation.

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to comply is dependent in large part upon the establishment and maintenance of qualified compliance systems. From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. We are also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the NASDR or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations.

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

In April 2002, holders of aggregate principal amount of $10,000,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 1,110,000 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

In May 2002, holders of aggregate principal amount of $5,000,000 of our 6% convertible notes agreed to exchange such notes for an aggregate of 622,500 shares of common stock in exchanges exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

In May 2002, the Company issued 3,380,879 shares of common stock to E*TRADE Japan K.K. in a transaction in which E*TRADE Japan K.K. purchased these shares of Company common stock and the Company purchased 62,500 shares (as adjusted to reflect a 2-for-1 stock split on July 19, 2002) of E*TRADE Japan K.K. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

In May 2002, the Company authorized the issuance of an aggregate of 2,100 shares of unregistered Company common stock in connection with the exercise of certain warrants to purchase shares of common stock, the obligations under which were assumed in connection with the Company’s acquisition of Telebanc. No underwriters were involved and there were no underwriting discounts or commissions. The warrants were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that warrants were sold by the original issuer in a sale not involving a public offering.

In June 2002, the Company issued 9,400,042 shares of common stock in connection with the acquisition of Tradescape Securities, LLC, including Momentum Securities, LLC. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

In July 2002, the Company issued 474,496 shares of common stock in connection with the acquisition of a license to software from A.B. Watley Group Inc. on April 8, 2002. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on May 24, 2002. Christos M. Cotsakos, David Hayden and William A. Porter were elected as directors, as tabulated below:

Director	For	Withhold
Christos M. Cotsakos	296,494,878	30,548,867
David C. Hayden	268,534,750	58,508,995
William A. Porter	304,282,689	22,761,056

In addition, Messrs. Peter Chernin, Ronald D. Fisher, William E. Ford, George Hayter, Lewis E. Randall and Dr. Lester C. Thurow will continue as directors.

The proposal to approve a 341,904 share increase in the maximum number of shares of Common Stock reserved for issuance under the E*TRADE Group, Inc. 1996 Stock Purchase Plan was approved, as tabulated below:

For	Against	Abstain	Total
305,616,707	16,094,685	5,332,353	327,043,745

The proposal to approve the adoption of the 2002 Associate Stock Purchase Plan and the reservation of 5,000,000 shares of Common Stock for issuance pursuant to the terms of the 2002 Plan was approved as tabulated below:

For	Against	Abstain	Total
302,759,405	18,913,358	5,370,982	327,043,745

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2002 was approved, as tabulated below:

For	Against	Abstain	Total
315,125,294	11,497,138	421,313	327,043,745

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number

2.1*	Agreement and Plan of Merger, dated April 10, 2002, by and among the Company, Tradescape Corp., Tradescape Technology Holdings, Inc. and Tradescape Momentum Holdings, Inc.

*	Filed herewith.

(b)  Reports on Form 8-K

On May 10, 2002, the Company filed a Current Report on Form 8-K to report the announcement of an agreement with Chairman of the Board and Chief Executive Officer Christos M. Cotsakos for a two-year employment contract.

On July 26, 2002, the Company filed a Current Report on Form 8-K to report that on July 24, 2002, the Board of Directors accepted the resignation of Mr. David C. Hayden as a Director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2002	E*TRADE Group, Inc. (Registrant)

	By	/s/ CHRISTOS M. COTSAKOS
Christos M. Cotsakos Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer (Principal Financial and Accounting Officer)