Form 10-Q
period 2002-09-30
E TRADE GROUP INC
filed 2002-11-13
CIK 1015780

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of October 31, 2002, there were 361,431,956 shares of common stock and 1,650,383 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation (“E*TRADE Technologies”) effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC.

FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	September 30, 2002	December 31, 2001
A S S E T S

Cash and equivalents	$1,757,188	$836,201
Cash and investments required to be segregated under Federal or other regulations	924,276	764,729
Brokerage receivables, net	1,842,371	2,139,153
Mortgage-backed securities	3,638,346	3,556,619
Loans receivable, net of allowance for loan losses of $15,709 at September 30, 2002 and $19,874 at December 31, 2001	4,240,018	6,394,368
Loans held-for-sale, net	3,222,208	1,616,089
Investments	1,193,657	1,168,623
Property and equipment, net	389,256	331,724
Goodwill	339,096	559,918
Other intangible assets	146,559	129,927
Other assets	557,981	675,063

Total assets	$18,250,956	$18,172,414

L I A B I L I T I E S A N D S H A R E O W N E R S ’ E Q U I T Y

Liabilities:
Brokerage payables	$2,692,211	$2,699,984
Banking deposits	8,245,161	8,082,859
Borrowings by bank subsidiary	4,415,621	4,170,440
Convertible subordinated notes	695,330	760,250
Accounts payable, accrued and other liabilities	643,524	818,464

Total liabilities	16,691,847	16,531,997

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value $97,375)	93,859	69,503

Commitments and contingencies

Shareowners’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2002 and December 31, 2001	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,650,383 at September 30, 2002 and 1,825,632 at December 31, 2001	17	18
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 361,381,726 at September 30, 2002 and 347,592,480 at December 31, 2001	3,614	3,476
Additional paid-in capital	2,210,182	2,072,701
Shareowners’ notes receivable	(30,402)	(32,707)
Deferred stock compensation	(21,060)	(28,110)
Accumulated deficit	(469,600)	(247,087)
Accumulated other comprehensive loss	(227,501)	(197,377)

Total shareowners’ equity	1,465,250	1,570,914

Total liabilities and shareowners’ equity	$18,250,956	$18,172,414

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Brokerage revenues:
Commissions	$71,784	$71,012	$225,663	$287,010
Principal transactions	52,438	33,721	159,845	96,334
Other brokerage-related	45,113	35,447	125,673	128,057
Interest income	42,742	71,020	146,768	252,483
Interest expense	(2,681)	(16,616)	(9,663)	(82,016)

Net brokerage revenues	209,396	194,584	648,286	681,868

Banking revenues:
Gain on sales of originated loans	30,749	28,146	78,037	62,201
Gain on sales of loans held-for-sale and securities, net	27,652	17,629	66,328	45,053
Other banking-related	10,853	10,455	33,314	27,946
Interest income	187,286	213,926	581,378	648,408
Interest expense	(132,155)	(172,580)	(418,858)	(532,457)
Provision for loan losses	(4,176)	—	(11,941)	(3,099)

Net banking revenues	120,209	97,576	328,258	248,052

Total net revenues	329,605	292,160	976,544	929,920

Cost of services	145,521	140,519	420,068	433,412

Operating expenses:
Selling and marketing	39,986	50,268	157,964	199,365
Technology development	13,528	20,882	43,075	66,583
General and administrative	52,170	55,250	157,031	177,398
Amortization of goodwill and other intangibles	6,891	11,421	21,172	28,442
Acquisition-related expenses	1,429	5,387	10,095	5,904
Facility restructuring and other nonrecurring charges	2,693	197,039	4,098	197,039
Executive agreement and loan settlement	—	30,210	(23,485)	30,210

Total operating expenses	116,697	370,457	369,950	704,941

Total cost of services and operating expenses	262,218	510,976	790,018	1,138,353

Operating income	67,387	(218,816)	186,526	(208,433)

Non-operating income (expense):
Corporate interest income	2,791	6,757	9,940	17,755
Corporate interest expense	(11,827)	(15,297)	(36,026)	(39,284)
Loss on investments	(9,722)	(32,465)	(14,819)	(48,038)
Equity in income (losses) of investments	1,517	(1,079)	5,418	(6,231)
Unrealized losses on venture funds	(4,398)	(13,506)	(9,462)	(34,075)
Fair value adjustments of financial derivatives	(6,501)	(3,327)	(6,723)	(4,703)
Other	(252)	(422)	(1,611)	(830)

Total non-operating expenses	(28,392)	(59,339)	(53,283)	(115,406)

Pre-tax income (loss)	38,995	(278,155)	133,243	(323,839)
Income tax expense (benefit)	17,543	(19,471)	58,370	(45,368)
Minority interest in subsidiaries	774	299	1,147	(16)

Income (loss) before extraordinary items and cumulative effect of accounting change	20,678	(258,983)	73,726	(278,455)
Extraordinary gain on early extinguishment of debt, net of tax (See Note 7)	—	15,246	3,174	15,320
Cumulative effect of accounting change (See Note 8)	—	—	(299,413)	—

Net income (loss)	$20,678	$(243,737)	$(222,513)	$(263,135)

Income (loss) per share before extraordinary items and cumulative effect of accounting change:
Basic	$0.06	$(0.77)	$0.21	$(0.86)

Diluted	$0.06	$(0.77)	$0.20	$(0.86)

Net income (loss) per share:
Basic	$0.06	$(0.72)	$(0.63)	$(0.81)

Diluted	$0.06	$(0.72)	$(0.63)	$(0.81)

Shares used in computation of per share data (See Note 9):
Basic	359,640	336,469	354,535	323,833

Diluted	363,380	336,469	360,905	323,833

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash provided by operating activities	$744,418	$963,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	(9,304,551)	(7,338,325)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for- sale securities and other investments	9,556,586	7,961,502
Net increase in loans receivable	(357,519)	(1,482,688)
Decrease in restricted deposits	71,888	249
Purchases of property and equipment, net of property and equipment received in business acquisitions	(98,892)	(122,966)
Investing derivative activity	(64,193)	—
Other	(7,579)	(135,598)

Net cash used in investing activities	(204,260)	(1,117,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	162,302	2,277,784
Advances from the Federal Home Loan Bank	1,104,055	1,175,300
Payments on advances from the Federal Home Loan Bank	(1,195,355)	(1,765,794)
Net increase (decrease) in securities sold under agreements to repurchase	175,987	(464,645)
Net increase in other borrowed funds	160,472	—
Proceeds from issuance of trust preferred securities	24,329	24,216
Proceeds from issuance of common stock from associate stock transactions	12,148	24,189
Proceeds from bank loans and lines of credit, net of transaction costs	18,500	1,967
Payments on Company loans and lines of credit	(7,126)	(32,867)
Repayment of capital lease obligations	(13,348)	(10,032)
Purchase of treasury stock	(43,481)	(67,730)
(Issuances) repayments of shareowners’ notes receivable, net of loans repaid/issued	1,460	(12,500)
(Issuances) repayments of loans to related parties and associates, net of loans repaid/issued	1,356	(4,109)
Financing derivative activity	(20,509)	—
Net proceeds from convertible subordinated notes	—	315,250
Repurchases of convertible subordinated notes, net of issuance costs	—	(15,283)
Other	39	11,976

Net cash provided by financing activities	380,829	1,457,722

INCREASE IN CASH AND EQUIVALENTS	920,987	1,303,297
CASH AND EQUIVALENTS—Beginning of period	836,201	456,878

CASH AND EQUIVALENTS—End of period	$1,757,188	$1,760,175

SUPPLEMENTAL DISCLOSURES:
Selected adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$105,343	$109,284

Amortization of premium of investment securities	$64,957	$8,624

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$2,805	$9,002

Transfer from loans to other real estate owned and repossessed assets	$29,774	$2,702

Assets acquired under capital lease obligations	$763	$6,358

Reclassification of loans held-for-investment to loans held-for-sale	$2,603,221	$802,865

Exchange of 6% convertible subordinated notes for common stock	$64,920	$61,331

Purchase acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$83,073	$113,376
Cash paid, less acquired (including acquisition costs)	—	2,052
Net deferred tax liability	9,512	—
Net liabilities assumed	14,885	6,910
Reduction in payable for purchase of international subsidiary	—	(20,894)
Carrying value of joint-venture investment	—	1,258

Fair value of assets acquired (including goodwill of $77,370 and $47,913)	$107,470	$102,702

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include E*TRADE Group, Inc. (“the Parent”), a financial services holding company, and its subsidiaries, collectively (“the Company” or “E*TRADE”), including but not limited to E*TRADE Securities LLC, formerly E*TRADE Securities, Incorporated (“E*TRADE Securities”), a securities broker-dealer, E*TRADE Clearing LLC, formerly E*TRADE Institutional Securities, Inc. (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities beginning September 3, 2002 (See Note 19), TIR (Holdings) Limited (“E*TRADE Institutional”), a provider of global securities brokerage and other related services to institutional clients, E*TRADE Advisory Services, Inc. (“E*TRADE Advisory Services”), Dempsey and Company, LLC (“Dempsey”), a specialist and market-making firm, Tradescape (See Note 2), E*TRADE Financial Corporation (“ETFC”), a provider of financial services whose primary business is conducted by E*TRADE Bank (“the Bank”) and E*TRADE Global Asset Management, Inc. (“ETGAM”), a funds manager and registered broker-dealer.

The Bank is a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide. Additional Bank subsidiaries are E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of centrally-managed automated teller machines (“ATMs”) in the United States and Canada and E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct to consumer mortgage loan originator.

In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which in turn owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As of December 31, 2001, the Company owned 49% of Enlight Holdings. Prior to consolidation, the income (loss) from the Company’s equity investment in eAdvisor was not material. In February 2002, the Company determined that as a result of additional contributions and changes in the number of board of director seats, the Company has the ability to control the operations of Enlight Holdings. Therefore the Company has consolidated the financial position and results of operations of Enlight Holdings into the Company’s consolidated financial statements.

Beginning in January 2002, the Company changed its presentation of revenue. No changes to accounting policies or methods were made in connection with this presentation change. Under the new presentation, net brokerage revenues consist of commissions, principal transactions, other brokerage-related revenues, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transaction revenues were included under the caption global and institutional. Beginning in June 2002, commissions also include onsite professional trading revenues. Principal transactions include revenues from institutional activities, previously included in global and institutional, and from market-making activities, previously included in other revenues. Other brokerage-related revenues include E*TRADE Business Solutions Group, Inc. (“Business Solutions Group”) revenue, advertising revenue, professional trading rebate revenue, mutual fund revenue and fees for brokerage-related services, including account maintenance fees and order handling fees. Other brokerage-related revenues also include payment for order flow which was previously included in transaction revenues. Net banking revenues consist of gain on sales of originated loans, gain on sales of loans held-for-sale and securities, net, other banking-related revenues, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of ATM revenues.

On July 30, 1999, the Company entered into a lease agreement for its 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, the Company posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, the Company exercised its purchase option and used the cash collateral to fund the purchase on April 29, 2002.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, in the opinion of management, reflect adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Certain prior period items in these unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2.    BUSINESS ACQUISITIONS

On June 3, 2002, in order to expand its brokerage business in onsite professional trading, the Company acquired 100% of privately-held Tradescape Securities, LLC, a subsidiary of Tradescape Corp., a direct access brokerage firm for active online traders, together with Tradescape Technologies, LLC, a high-speed provider of direct access trading software, technology and network services, and Momentum Securities, LLC, an onsite brokerage firm for individual professional traders, collectively (“Tradescape”). The Company did not acquire any interest in, and exercises no management control over, Tradescape Corp. or Market XT, Inc. The Company acquired Tradescape for an aggregate purchase price of $96.2 million, comprised of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million (based on the average of the closing prices of the Company’s common stock on the date the shares to be issued were determined and for the three days before and after), $8.2 million for the fair value of operating leases assumed by the Company and acquisition costs of approximately $4.9 million. Acquisition costs include costs to exit or dispose of duplicative property and equipment, legal costs and accounting costs.

In addition, the Company agreed to pay contingent stock consideration of up to $180 million if Tradescape’s operating results exceed certain targets and revenue goals for the remainder of fiscal 2002 and for all of fiscal 2003. The Company also incurred $5.5 million of non-capitalizable rebranding costs, which are included in acquisition-related expenses. The acquisition was recorded using the purchase method of accounting. The results of Tradescape’s operations are combined with those of the Company from the date of acquisition.

The allocation of purchase price was revised during the three months ended September 30, 2002 as the Company completed its review of assets acquired and the valuation of certain intangible assets. The revised allocation is as follows (in thousands):

Net tangible liabilities of Tradescape	$(1,803)
Proprietary agreements	16,800
Technology	7,000
Agency relationships	6,300
Net deferred tax liability	(9,512)
Goodwill	77,370

Total Purchase Price	$96,155

Acquired net tangible assets and liabilities of Tradescape are allocated in the accompanying unaudited condensed consolidated balance sheets as follows (in thousands):

Brokerage receivables, net	$3,811
Investments	604
Property and equipment, net	7,906
Other assets	7,837
Accounts payable, accrued and other liabilities	(21,961)

Net Tangible Liabilities Assumed	$(1,803)

The value allocated to proprietary agreements will be amortized over seven years, technology will be amortized over four years and agency relationships will be amortized over six years, all using a straight-line method. Goodwill (which is included in the Domestic Retail Brokerage Segment) will not be amortized. If contingent stock consideration is paid, the Company will increase the purchase price with a corresponding increase to goodwill. The Company engaged an independent valuation firm, other than its Independent Auditors, to assist in the allocation.

The proforma information below assumes that the acquisitions of Tradescape, Dempsey (acquired in October 2001), Web Street, Inc. (“Web Street”) (acquired in June 2001) and E*TRADE Mortgage (acquired in February 2001) occurred at the beginning of fiscal 2001 and includes the effect of amortization of intangibles acquired from that date (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2002	2001
Net revenues	$1,008,971	$1,100,760
Income (loss) before extraordinary items and cumulative effect of accounting change	$65,538	$(283,565)
Net loss	$(230,701)	$(268,245)
Basic and diluted income (loss) per share before extraordinary items and cumulative effect of accounting change	$0.18	$(0.76)
Basic and diluted net loss per share	$(0.64)	$(0.72)

The proforma information is for information purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had these acquisitions taken place at the beginning of fiscal 2001.

NOTE 3.    FACILITY RESTRUCTURING CHARGES

On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million ($148.0 million after tax) in fiscal 2001. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations.

The Company recorded a pre-tax restructuring charge of $128.5 million related to its facilities consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs to be incurred over the next 12 months and expensed as incurred. The cash outflow related to this action will be paid out over the length of committed lease terms of 7 to 11 years. For the nine months ended September 30, 2002, the Company adjusted its facilities charge by $1.5 million as management has determined that it will use more facility space and receive less from certain future subleases than originally estimated in the restructuring plan.

The Company also recorded a pre-tax restructuring charge of $52.5 million related to the write-off of capitalized software and hardware related to terminated technology projects and the write-off of other fixed assets. In calculating the charge related to its asset write-off, the Company calculated the amount of the write-offs as the net book value of assets less the amount of estimated proceeds upon disposition, including real estate properties owned. For the nine months ended September 30, 2002, a related party, though not obligated to, reimbursed the Company for the value of the impairment of one of these properties, which was recorded in the initial restructuring charge. The reimbursement of approximately $0.7 million was offset by an additional increase in the restructuring accrual resulting from the identification of additional excess equipment of approximately $0.8 million and an additional increase related to realized losses on other of the aforementioned real estate properties of $0.4 million not originally estimated in the restructuring plan.

The restructuring accrual also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that will no longer be required in the facilities the Company is vacating. The Company increased the restructuring charge, included in Other below, by $5.1 million in the nine months ended September 30, 2002 primarily for additional severance arrangements made with associates who were notified during the first, second and third quarters of fiscal 2002. Severance is recorded in the period in which affected associates are identified and communication is made to these individuals.

A summary of the facility restructuring charges is outlined as follows (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Facility restructuring charges recorded in fiscal 2001	$128,469	$52,532	$21,764	$202,765
Activity for fiscal 2001:
Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543
Activity for the nine months ended September 30, 2002:
Adjustments and additional charges	(1,480)	463	5,115	4,098
Cash payments	(13,875)	7	(9,525)	(23,393)
Non-cash charges	(1,496)	(470)	(110)	(2,076)

Restructuring liabilities at September 30, 2002	$65,514	$—	$2,658	$68,172

NOTE 4.    EXECUTIVE AGREEMENT

In May 2002, the Company completed ongoing negotiations and executed a new two-year employment agreement (the “Employment Agreement”) with its Chairman of the Board and Chief Executive Officer (“CEO”). The Company previously disclosed the Employment Agreement on a Form 8-K filed on May 10, 2002. Among other terms (including, but not limited to, the reduction of the CEO’s salary to zero for at least the first year of the contract term beginning on May 10, 2002 and the limitations of any potential bonuses for achievement of performance targets in calendar year 2002 and paid in calendar year 2003 as is the ordinary operation of its bonus plan), the Employment Agreement and related arrangements with the CEO contain the following concessions by the CEO that resulted in an immediate benefit to the Company and which were recorded as a nonrecurring credit:

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

As of September 30, 2002, the Company has reduced its SERP obligation to the CEO by $16.1 million for vested SERP contributions waived by the CEO. The $14.0 million in reduced SERP benefits that was retained by the Company combined with $9.5 million related to the foregone tax reimbursements on the restricted stock award, have been recorded as a nonrecurring credit totaling $23.5 million to operating expenses for the nine months ended September 30, 2002. The $2.1 million that was previously credited to the CEO’s SERP account and distributed to associates had no net effect on the results of operations.

NOTE 5.    ASSET SECURITIZATION—COLLATERALIZED DEBT OBLIGATION

From time to time, management may engage in asset securitizations in order to manage its investment portfolio including collateralized debt obligations. Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The carrying amount of the assets transferred, in transactions accounted for as sales, is allocated between assets sold and the retained beneficial interest based on relative fair values at the date of transfer. A gain or loss is included in Gain on sales of loans held-for-sale and securities, net for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. Fair value is determined based on quoted market prices, if available. Generally quoted market prices are not available for beneficial interests; therefore, the Company estimates fair value based on the present value of expected future cash flows. In determining the present value of expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates.

Retained or purchased beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Emerging Issues Task Force (“EITF”) Bulletin 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Retained or purchased beneficial interests are classified as either available-for-sale or trading in accordance with SFAS 115. EITF 99-20 requires the prospective method for adjusting the yield used to recognize interest income when the estimates of future cash flows on a security either increase or decrease. In addition EITF 99-20 requires the Company to test these securities for impairment at each balance sheet date. If a security’s fair value is less than its amortized cost and if the current present value of estimated cash flows have decreased since the last periodic estimate, then an other-than-temporary impairment has occurred and the security is written down to fair value with the resulting charge recorded in the consolidated statement of operations as a decrease to Gain on sales of loans held-for-sale and securities, net. Asset transfers for which the Company does not surrender control over the financial assets are accounted for as secured borrowings.

On September 27, 2002, ETGAM transferred $50.2 million of asset-backed securities to E*TRADE ABS CDO I, Ltd (“CDO I”). In addition, a financial advisor purchased approximately $200 million of asset-backed securities on behalf of CDO I and subsequently transferred those assets to CDO I. On September 27, 2002, CDO I sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO I’s assets to investors for cash of $251.7 million. Neither the investors in beneficial interests sold by CDO I nor CDO I have recourse to ETGAM or the Company. Under SFAS 140, CDO I is not required to be consolidated with the financial statements of the Company. The Company did not recognize any gain or loss from the initial sale of the asset-backed securities. ETGAM purchased, and therefore retained, $8.6 million of preference shares of CDO I. As of September 27, 2002, the preference shares were rated Baa3 by Moody’s and BBB- by Fitch. ETGAM’s retained interest is subordinate to the notes sold by CDO I and pari passu with the preference shares purchased by other preference share investors in CDO I.

ETGAM entered into a management agreement to provide certain collateral management services for CDO I. As compensation for its services ETGAM receives a management fee based on the quarterly asset amount (as defined). As the transaction closed on September 27, 2002, no collateral management fee was received for the three months ended September 30, 2002.

The original value of ETGAM’s preference shares of CDO I was determined based on discounted expected future cash flows, which included the following assumptions: expected credit losses, 0.35%; weighted-average life, 4.93 years; prepayment speed, 16%; and discount rate, 18%. The carrying value of ETGAM’s retained interest is subject to future volatility in credit, interest rate and prepayment risk.

The table below presents a sensitivity analysis for the $8.6 million of retained interests at September 30, 2002 and actual credit losses to date (dollars in thousands):

Fair value of preference shares	$8,614
Weighted-average remaining life (years)	3.93
Weighted-average prepayment speed	16%
Impact of 10% adverse change	$(65)
Impact of 20% adverse change	$(137)
Weighted-average discount rate	18%
Impact of 10% adverse change	$(407)
Impact of 20% adverse change	$(783)
Weighted-average credit losses	0.35%
Impact of 10% adverse change	$(201)
Impact of 20% adverse change	$(400)
Actual credit losses to date	$—
Actual payments received through September 30, 2002	$—

The sensitivities and estimates above are hypothetical and should be used with the understanding that actual future performance and results can vary significantly. As the amounts indicate, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Managed assets, which include both securitized and on-balance sheet assets, at September 30, 2002 are presented in the following table (dollars in thousands):

Asset-backed securities held in the available-for-sale investment portfolio	$238,889
Securitized asset-backed securities (CDO I)	251,650

Total managed asset-backed securities	$490,539

As of September 30, 2002, there were no assets past due 90 days or more and no net losses.

NOTE 6.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Value Hedges

The Company uses a combination of interest rate swaps, caps and floors to substantially offset the change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged item attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations as fair value adjustments of financial derivatives in other non-operating income (expense). Fair value hedge ineffectiveness resulted in a loss of $9.2 million for the three months ended September 30, 2002, income of $2.8 million for the three months ended September 30, 2001, loss of $14.8 million for the nine months ended September 30, 2002 and income of $1.0 million for the nine months ended September 30, 2001.

During the three and nine months ended September 30, 2002 and 2001, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net, in the consolidated statements of operations, which totaled $4.8 million of losses for the three months ended September 30, 2002, $5.6 million of losses for the three months ended September 30, 2001, $0.8 million of gains for the nine months ended September 30, 2002 and $23.0 million of losses for the nine months ended September 30, 2001. In addition, the Company recognized $7.4 million for the three months ended September 30, 2002, $0.04 million for the three months ended September 30, 2001, $1.9 million for the nine months ended September 30, 2002 and $1.1 million for the nine months ended September 30, 2001, of hedge ineffectiveness expense in fair value adjustments of financial derivatives, related to these derecognized fair value hedges during the fair value hedge accounting period.

The following table summarizes information related to our financial derivatives in fair value hedge relationships as of September 30, 2002 (dollars in thousands):

Assets Hedged	Notional Amount	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
		Asset	Liability	Total
Loans:
Pay fixed interest rate swaps	$692,000	$—	$(27,341)	$(27,341)	4.05%	1.84%	—%	1.98
Purchased interest rate options—caps	135,000	2,006	—	2,006	—	—	6.17	4.02
Purchased interest rate options—floors	95,000	3,701	—	3,701	—	—	4.94	3.85
Purchased options on forward starting pay fixed interest rate swaps	45,000	235	—	235	—	—	8.00	1.23

Total Loans	967,000	5,942	(27,341)	(21,399)	4.05	1.84	6.04	2.42

Mortgage-Backed Securities:
Pay fixed interest rate swaps	548,500	—	(33,843)	(33,843)	4.52	1.81	—	3.52
Purchased interest rate options—caps	1,200,000	33,891	—	33,891	—	—	5.86	4.99
Purchased interest rate options—floors	1,077,750	27,502	—	27,502	—	—	4.59	4.55
Purchased options on forward starting pay fixed interest rate swaps	80,000	1,176	—	1,176	—	—	8.00	2.28

Total Mortgage-Backed Securities	2,906,250	62,569	(33,843)	28,726	4.52	1.81	5.35	4.47

Investment Securities:
Pay fixed interest rate swaps	221,500	—	(18,852)	(18,852)	4.95	1.97	—	6.18

Total Fair Value Hedges	$4,094,750	$68,511	$(80,036)	$(11,525)	4.36%	1.83%	5.42%	4.08

Cash Flow Hedges

The Company uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS 133.

Fair value changes in interest rate swap hedging instruments relating to cash flows associated with time deposits, repurchase agreements and Federal Home Loan Bank (“FHLB”) advances are reported in other comprehensive income (“OCI”) as unrealized gains or losses. The amounts are then included in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. During the next 12 months, the Company expects to include a pre-tax amount of approximately $121.1 million of net unrealized losses presently reflected in OCI in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of seven years.

The Company terminated interest rate swaps with notional amounts of $360.5 million for the three months ended September 30, 2002 and $3.5 billion for the nine months ended September 30, 2002. These terminated swaps were in cash flow hedge relationships. The fair market value of the derivatives terminated was a loss of $(28.1) million for the three months ended September 30, 2002 and a loss of $(213.7) million for the nine months ended September 30, 2002, as of their respective termination dates. The loss accumulated in OCI on the derivative instruments terminated will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 1.8 to 3.2 years. Interest expense included $28.0 million during the three months ended September 30, 2002 and $46.3 million during the nine months ended September 30, 2002, related to terminated derivative contracts.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its consolidated statements of operations. The Company recognized $2.7 million of income for cash flow hedge ineffectiveness for the three months ended September 30, 2002 and $8.0 million for the nine months ended September 30, 2002. The ineffectiveness for the three and nine months ended September 30, 2001 did not have a material impact on earnings.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of September 30, 2002 (dollars in thousands):

Liabilities Hedged	Notional Amount	Fair Value of Derivative Asset	Fair Value of Derivative Liability	Fair Value of Derivative Total	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
Time Deposits:
Pay fixed interest rate swaps	$430,000	$—	$(45,479)	$(45,479)	6.72%	2.33%	2.64
Repurchase Agreements:
Pay fixed interest rate swaps	878,500	—	(52,591)	(52,591)	4.59	1.84	3.11
Federal Home Loan Bank Advances:
Pay fixed interest rate swaps	335,000	—	(30,040)	(30,040)	5.72	1.27	2.68

Total Cash Flow Hedges	$1,643,500	$—	$(128,110)	$(128,110)	5.38%	1.85%	2.90

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. The net change in the IRLCs and the related hedging instruments resulted in a net losses of $3.9 million for the three months ended September 30, 2002, losses of $0.2 million for the three months ended September 30, 2001, gains of $8.1 million for the nine months ended September 30, 2002 and losses of $6.6 million for the nine months ended September 30, 2001.

NOTE 7.    EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT

The Company did not extinguish any debt prior to maturity nor did it record any extraordinary gain or loss on the early extinguishment of debt during the three months ended September 30, 2002.

The Company recorded an extraordinary gain on early extinguishment of debt of $3.2 million (net of tax expense of $2.2 million) for the nine months ended September 30, 2002. For the nine months ended September 30, 2002 amounts included a $5.2 million gain (net of tax expense of $3.5 million) on exchanges in the aggregate of $64.9 million of the Company’s 6% convertible subordinated notes for 6.5 million shares of common stock, offset by a $2.0 million loss (net of tax benefit of $1.3 million) as a result of the early redemptions of $100 million of adjustable rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The losses consisted primarily of prepayment penalties and costs associated with these early redemptions.

The Company recorded an extraordinary gain on early extinguishment of debt of $15.2 million (net of tax expense of $10.2 million) for the three months ended September 30, 2001 and $15.3 million gain (net of tax expense of $10.8 million) for the nine months ended September 30, 2001. For the three months ended September 30, 2001, amounts recorded included $16.9 million gain (net of tax expense of $11.3 million) on exchanges in the aggregate of $60.0 million of the Company’s 6% convertible subordinated notes for 6.4 million shares of common stock and repurchases in the aggregate of $25.0 million of the Company’s 6% convertible subordinated notes for $15.3 million paid in cash, offset by a $1.7 million loss (net of tax benefit of $1.1 million) recorded as a result of the early redemptions of $227 million of adjustable and fixed rate advances from the FHLB. For the nine months ended September 30, 2001 amounts included a $22.0 million gain (net of tax expense of $14.7 million) on exchanges in the aggregate of $90.0 million of the Company’s 6% convertible subordinated notes for 9.2 million shares of common stock and repurchases in the aggregate of $25.0 million of the Company’s 6% convertible subordinated notes for $15.3 million paid in cash, offset by a $6.7 million loss (net of tax benefit of $3.9 million) recorded as a result of the early redemption of $827 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The losses consisted primarily of prepayment penalties and costs associated with these early redemptions. See also Note 20. Recent Accounting Pronouncements, discussion of EITF 02-15.

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires all intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually for impairment. In accordance with SFAS 142, the Company discontinued the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its reporting units in the Global and Institutional and its Wealth Management segments were impaired. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17, to the fair value approach, which is stipulated in SFAS 142. A non-cash charge totaling $299.4 million was recorded as a change in accounting principle effective January 1, 2002 to write-off goodwill of $292.6 million related to the Company’s international retail Brokerage business in the Global and Institutional segment and $6.8 million in the Wealth Management segment. The changes in carrying value of the remaining goodwill following this impairment write down, by segment, as of September 30, 2002 was (in thousands):

	Domestic Retail Brokerage and Other	Banking	Total
Balance as of January 1, 2002, after impairment write down	$147,172	$114,554	$261,726
Adjusted Goodwill due to Tradescape acquisition	77,370	—	77,370

Balance as of September 30, 2002	$224,542	$114,554	$339,096

Other intangible assets, which will continue to be amortized on a straight-line basis, consist of the following (in thousands):

	Weighted Average Useful Life(1) (years)	As of September 30, 2002			As of December 31, 2001
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	30	$59,800	$1,993	$57,807	$59,800	$506	$59,294
Active accounts(2)	7	54,229	18,088	36,141	52,599	7,514	45,085
ATM contracts	5	30,714	12,834	17,880	30,714	8,455	22,259
Deposit intangibles(2)	3	14,634	3,651	10,983	3,165	549	2,616
Proprietary agreements	7	16,800	800	16,000	—	—	—
Other	6	8,524	776	7,748	824	151	673

Total		$184,701	$38,142	$146,559	$147,102	$17,175	$129,927

(1)	The Company evaluated the useful lives of its other intangible assets and determined that they should continue to be amortized based on the original useful lives assigned on a straight-line basis.
(2)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $6.9 million for the three months ended September 30, 2002, $21.2 million for the nine months ended September 30, 2002, $4.2 million for the three months ended September 30, 2001 and $6.9 million for the nine months ended September 30, 2001. Assuming no future impairments of these assets or additions as the result of acquisitions, annual amortization expense will be $6.9 million for the remainder of fiscal 2002, $26.1 million in fiscal 2003, $22.5 million in fiscal 2004, $13.9 million in fiscal 2005, $11.5 million in fiscal 2006 and $65.7 million thereafter.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is provided below (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002			2001
	Amount	Per Share		Amount	Per Share
		Basic	Diluted		Basic	Diluted
Reported income (loss) before extraordinary items	$20,678	$0.06	$0.06	$(258,983)	$(0.77)	$(0.77)
Add: Goodwill amortization	—	—	—	7,185	0.02	0.02

Adjusted income (loss) before extraordinary items	20,678	0.06	0.06	(251,798)	(0.75)	(0.75)
Extraordinary gain	—	—	—	15,246	0.05	0.05

Adjusted net income (loss)	$20,678	$0.06	$0.06	$(236,552)	$(0.70)	$(0.70)

	Nine Months Ended September 30,
	2002			2001
	Amount	Per Share		Amount	Per Share
		Basic	Diluted		Basic	Diluted
Reported income (loss) before extraordinary items and cumulative effect of accounting change	$73,726	$0.21	$0.20	$(278,455)	$(0.86)	$(0.86)
Add: Goodwill amortization	—	—	—	21,581	0.07	0.07

Adjusted income (loss) before extraordinary items	73,726	0.21	0.20	(256,874)	(0.79)	(0.79)
Extraordinary gain	3,174	0.01	0.01	15,320	0.04	0.04

Adjusted net income (loss)	$76,900	$0.22	$0.21	$(241,554)	$(0.75)	$(0.75)

NOTE 9.    NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002		2001	2002		2001
	Basic income per share	Diluted income per share	Basic and diluted loss per share	Basic income (loss) per share	Diluted income (loss) per share	Basic and diluted loss per share
Numerator:
Income (loss) before extraordinary items and cumulative effect of accounting change	$20,678	$20,678	$(258,983)	$73,726	$73,726	$(278,455)
Extraordinary gain (loss) on early extinguishment of debt, net of tax	—	—	15,246	3,174	3,174	15,320
Cumulative effect of accounting change	—	—	—	(299,413)	(299,413)	—

Net income (loss)	$20,678	$20,678	$(243,737)	$(222,513)	$(222,513)	$(263,135)

Denominator:
Weighted average shares outstanding	359,640	359,640	336,469	354,535	354,535	323,833
Dilutive effect of options issued to associates	—	1,194	—	—	5,006	—
Dilutive effect of warrants outstanding	—	2,546	—	—	1,364	—

	359,640	363,380	336,469	354,535	360,905	323,833

Because the Company reported a loss before cumulative effect of accounting change for the three and nine months ended September 30, 2001, the calculation of diluted loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income for the three months ended September 30, 2001, there would have been 3,166,000 additional shares for options outstanding and 198,000 additional shares for warrants outstanding. If the Company had reported net income for the nine months ended September 30, 2001, there would have been 6,752,000 additional shares for options outstanding and 198,000 additional shares for warrants outstanding. Shares of common stock issuable under convertible subordinated notes were excluded from the calculations of diluted loss per share as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive. Shares of common stock issuable under convertible subordinated notes excluded from the calculation approximates 45,440,000 for the three months ended September 30, 2002, 54,709,000 for the three months ended September 30, 2001, 46,185,000 for the nine months ended September 30, 2002 and 40,205,000 for the nine months ended September 30, 2001.

The following options to purchase shares of common stock have not been included in the computation of diluted net income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods presented, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Options excluded from computation of diluted net loss per share	36,114	33,237	26,259	18,656
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$4.40	$6.00	$6.96	$8.20

NOTE 10.    BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Receivable from customers and non-customers (less allowance for doubtful accounts of $3,525 at September 30, 2002 and $3,608 at December 31, 2001)	$1,378,213	$1,631,845

Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	125,469	113,527
Deposits paid for securities borrowed	328,429	371,682
Securities failed to deliver	1,038	776
Other	9,222	21,323

Total brokerage receivables, net	$1,842,371	$2,139,153

Payable to customers and non-customers	$2,243,671	$2,018,352

Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	405,896	648,168
Securities failed to receive	2,680	1,491
Other	39,964	31,973

Total brokerage payables	$2,692,211	$2,699,984

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,022 million at September 30, 2002 and $1,537 million at December 31, 2001. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of September 30, 2002, the Company has received collateral primarily in connection with securities borrowed and customer margin loans with a market value of $1,633 million, which it can sell or repledge. Of this amount, $503 million has been pledged or sold as of September 30, 2002 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at September 30, 2002 are amounts from transactions involving MJK Clearing, Inc. and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 15 “Commitments, Contingencies and Other Regulatory Matters.” Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 11.    INVESTMENTS

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

	September 30, 2002	December 31, 2001
Trading securities	$338,323	$87,392
Available-for-sale investment securities	741,972	998,487
Equity method and other investments:
Joint ventures	60,742	28,664
Venture capital funds	19,916	17,553
Other investments	32,704	36,527

Total investments	$1,193,657	$1,168,623

Available-for-sale securities

The Company recorded impairment write downs of $12.0 million (on an investment of $80.7 million) for the three months ended September 30, 2002 and $16.4 million (on an investment of $80.7 million) for the nine months ended September 30, 2002, associated with interest only securities included in the available-for-sale securities portfolio. Impairment charges are recorded in Gain on sales of loans held-for-sale and securities, net, in the accompanying unaudited condensed statement of operations.

Unrealized gains related to available-for-sale investments were $5.6 million at September 30, 2002 and $6.9 million at December 31, 2001. Unrealized losses related to available-for-sale investments were $26.2 million at September 30, 2002 and $19.9 million at December 31, 2001. Unrealized gains and losses on available-for-sale securities are recorded in OCI in accordance with SFAS 115.

Equity method and other investments

The Company recorded impairment write downs of $7.7 million for the three months ended September 30, 2002, $33.0 million for the three months ended September 30, 2001, $10.8 million for the nine months ended September 30, 2002 and $43.5 million for the nine months ended September 30, 2001 associated with privately held equity investments. These impairments write downs are recorded in Loss on investments in the accompanying unaudited condensed statement of operations.

The Company recorded its share of impairment write downs of approximately $1.0 million for the three months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2002 associated with its investment in E*TRADE eCommerce Fund, L.P., a related party. These impairment write downs are recorded in Unrealized losses on venture funds in the accompanying unaudited condensed statement of operations. During the nine months ended September 30, 2002, the Company contributed approximately $6.5 million to E*TRADE eCommerce Fund, L.P. and $4.8 million to the ArrowPath Fund II, L.P, also a related party.

In June 1998, the Company entered into a joint venture agreement with SOFTBANK Corporation, a related party, forming E*TRADE Japan K.K. to provide a variety of securities trading services. As part of its commitment to the joint venture, the Company was required to provide a continuing level of systems support to E*TRADE Japan K.K. In April 2002, the Company entered into a definitive agreement to terminate its systems support obligations and agreed to provide transition services through July 2003. The Company incurred system support costs of $0.9 million for the three months ended September 30, 2002, $0.7 million for the three months ended September 30, 2001, $3.3 million for the nine months ended September 30, 2002 and $1.7 million for the nine months ended September 30, 2001.

In May 2002, the Company purchased 31,250 of newly issued shares in E*TRADE Japan K.K. in exchange for 3.4 million shares of the Company’s common stock in a private transaction, valued based on the fair market value of the Company’s common stock on that day at $30.7 million. Following the transaction, the Company’s ownership in E*TRADE Japan K.K. increased from 29% to 36%.

NOTE 12.    RELATED PARTY TRANSACTION

During the nine months ended September 30, 2002, the Company had outstanding advances to a founder and director of the Company, which were fully repaid by the director as of August 12, 2002. These advances accrued interest at a rate of 3.75% annually (based on the applicable federal rate) and were collateralized by shares of the Company’s common stock currently held in the name of the director. See also Note 11 Investments.

NOTE 13.    LINE OF CREDIT AND OTHER BORROWINGS

The Company had a $50 million cash secured line of credit under an agreement with a bank that expired in October 2002. The Company does not plan to renew the line of credit.

The Company has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 3.00% to 3.25% above LIBOR (4.82% to 5.07% at September 30, 2002). The Company had approximately $26.1 million of principal outstanding under these loans at September 30, 2002, which is included in accounts payable, accrued and other liabilities.

NOTE 14.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

In June 2002, ETFC formed ETFC Capital Trust V (“ETFCCT V”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT V sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.65% above the three-month LIBOR interest rate, payable quarterly, beginning in September 2002. The majority of the net proceeds, or 69%, were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 31%, were held at ETFC for debt service coverage.

In April 2002, ETFC formed ETFC Capital Trust IV (“ETFCCT IV”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IV sold at par, 10,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.70% above the six-month LIBOR interest rate, payable semi-annually, beginning in October 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes.

NOTE 15.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In the ordinary course of its business, E*TRADE Securities, Incorporated engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities, Incorporated. Subsequently, E*TRADE Securities, Incorporated redelivered the GENI and/or other securities received from

MJK to three other broker-dealers, Wedbush Morgan Securities, (“Wedbush”), Nomura Securities, Inc., (“Nomura”) and Fiserv Securities, Inc., (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities, Incorporated in connection with the GENI and other stock loan transactions. Additional actions may be pursued in the future against additional third parties for recovery of some or all of the losses that may ultimately be suffered in these transactions.

By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, we are unable to predict the outcome of this dispute.

By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities, Inc. for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. This case is scheduled to be placed in the trial pool on January 31, 2003; however, a trial date has not been set. At this time, we are unable to predict the ultimate outcome of this dispute.

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities, Inc. for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorneys fees and other relief from Nomura. At this time, we are unable to predict the ultimate outcome of this dispute.

The Company is a defendant in other civil actions arising in the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced. To date, only one of these putative class actions has been certified, and that ruling currently is under appeal; another ruling in a separate matter denying class certification has also been appealed by the plaintiff in that matter. The Company believes that these actions are without merit and intends to defend against them vigorously. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could harm the Company’s business.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the New York Stock Exchange (“NYSE”), the National Association of Securities Dealers, Inc. (“NASD”) or the Office of Thrift Supervision (“OTS”) by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Insurance Matters

The Company maintains insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent and has recently renewed its coverage. The principal insurance coverage it maintains covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

Commitments

As of September 30, 2002, the Bank had commitments to purchase $583.0 million in fixed rate and $479.2 million in variable rate loans, commitments to sell $380.2 million in fixed rate and $3.3 million in variable rate loans, commitments to originate $1.1 billion in fixed rate and $86.5 million in variable rate loans and commitments to purchase $839.4 million and sell $1.8 million in mortgage-backed securities and asset-backed securities. In addition, the Bank had certificates of deposit approximating $2.4 billion scheduled to mature in less than one year. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying unaudited condensed consolidated balance sheets.

NOTE 16.    SHAREOWNERS’ EQUITY

Deferred Stock Compensation

Amortization of deferred stock compensation was $1.7 million for the three months ended September 30, 2002, $2.6 million for the three months ended September 30, 2001, $7.1 million for the nine months ended September 30, 2002 and $6.6 million for the nine months ended September 30, 2001.

Stock Repurchases

The Company repurchased and retired approximately 7.5 million shares of common stock for an aggregate purchase price of $28.4 million for the three months ended September 30, 2002 and 10.2 million shares for an aggregate purchase price of approximately $43.5 million for the nine months ended September 30, 2002. During the three and nine months ended September 30, 2001, the Company repurchased and retired approximately 10.1 million shares of the common stock for an aggregate purchase price of $52.2 million. These shares were repurchased under a multi-year stock buyback program approved by the Company’s Board of Directors in September 2001 authorizing the Company to repurchase up to 50.0 million shares of common stock. Included in these purchases, the Company acquired approximately 3.4 million shares of its common stock from SOFTBANK Holdings, Inc. in a private transaction at a purchase price of $3.60 per share. Pursuant to the stock buyback program, the Company remains authorized to repurchase up to 9.3 million additional shares. In August 2001, the Company reacquired approximately 7.0 million shares of its common stock in a private transaction valued at approximately $38.0 million. The Company has retired these shares.

NOTE 17.    COMPREHENSIVE LOSS

The reconciliation of net income (loss) to comprehensive loss, a component of shareowners’ equity, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$20,678	$(243,737)	$(222,513)	$(263,135)
Changes in other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	(4,038)	66,386	(26,040)	51,176
Reclassification of realized (gains) losses on available-for-sale securities, net of tax	(488)	(8,491)	29,175	(41,216)
Unrealized loss on derivative instruments, net of tax, and reclassification adjustments (see Note 6)	(7,275)	(92,730)	(10,986)	(117,541)
Amortization of de-designated and terminated hedges and transition adjustments, net of tax	(17,362)	(2,342)	(26,462)	8,568
Cumulative translation adjustments	(1,332)	816	4,189	(3,204)

Total changes in other comprehensive loss	(30,495)	(36,361)	(30,124)	(102,217)

Total comprehensive loss	$(9,817)	$(280,098)	$(252,637)	$(365,352)

NOTE 18.    SEGMENT INFORMATION

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

Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the unaudited condensed consolidated financial statements (in thousands):

	Domestic Retail Brokerage & Other	Banking	Global and Institutional	Total
Three Months Ended September 30, 2002:
Interest income, net of interest expense	$38,397	$55,131	$1,664	$95,192
Non-interest revenue, net of provision for loan losses	129,607	65,078	39,728	234,413

Net revenues	$168,004	$120,209	$41,392	$329,605

Operating income (loss)	$16,571	$54,398	$(3,582)	$67,387

Three Months Ended September 30, 2001:
Interest income, net of interest expense	$52,270	$41,346	$2,134	$95,750
Non-interest revenue, net of provision for loan losses	98,881	56,230	41,299	196,410

Net revenues	$151,151	$97,576	$43,433	$292,160

Facility restructuring and other nonrecurring charges	$194,305	$18,522	$14,422	$227,249
Operating income (loss)	(222,784)	20,936	(16,968)	(218,816)

Nine Months Ended September 30, 2002:
Interest income, net of interest expense	$131,120	$162,520	$5,985	$299,625
Non-interest revenue, net of provision for loan losses	396,305	165,738	114,876	676,919

Net revenues	$527,425	$328,258	$120,861	$976,544

Operating income (loss)	$49,091	$149,736	$(12,301)	$186,526
Cumulative effect of accounting change	$(6,823)	$—	$(292,590)	$(299,413)

Nine Months Ended September 30, 2001:
Interest income, net of interest expense	$163,837	$115,951	$6,630	$286,418
Non-interest revenue, net of provision for loan losses	395,760	132,101	115,641	643,502

Net revenues	$559,597	$248,052	$122,271	$929,920

Facility restructuring and other nonrecurring charges	$194,305	$18,522	$14,422	$227,249
Operating income (loss)	(235,336)	67,769	(40,866)	(208,433)

As of September 30, 2002:
Segment assets	$3,539,773	$13,893,139	$818,044	$18,250,956

As of December 31, 2001:
Segment assets	$4,272,345	$13,458,433	$441,636	$18,172,414

No single customer accounted for greater than 10% of total revenues in the three and nine months ended September 30, 2002 or 2001.

NOTE 19.    REGULATORY REQUIREMENTS

Registered Broker-Dealers

On August 30, 2002, E*TRADE Securities, Incorporated was reorganized and was renamed E*TRADE Securities LLC (“E*TRADE Securities”). Also on September 3, 2002, E*TRADE Clearing LLC (“E*TRADE Clearing”) became the clearing firm for E*TRADE Securities. E*TRADE Clearing (formerly E*TRADE Institutional Securities, Inc.) is a wholly-owned indirect subsidiary of the Company. In connection with the above, all cash balances and security positions in customer accounts previously maintained by E*TRADE Securities and associated liabilities were transferred to E*TRADE Clearing on September 3, 2002, and E*TRADE Clearing began performing clearance and settlement services for cash and margin accounts of customers of E*TRADE Securities.

The clearing arrangement involves a sharing of responsibilities pursuant to a written contract between E*TRADE Clearing, as clearing broker, and E*TRADE Securities, as introducing broker. As introducing broker, E*TRADE Securities is responsible for contacts with customers, including opening customer accounts, responding to general customer inquiries and placing customer orders with E*TRADE Clearing. As clearing broker, E*TRADE Clearing provides back office functions, including centralized cashiering, settlement of securities transactions with clearing houses, preparing customer trade confirmations and statements, safeguarding funds and securities in customer accounts and extending credit to margin customers, and other services.

E*TRADE Clearing may provide clearing services to independent third-party brokers and other financial institutions. However, because many of our competitors have longer operating histories and greater name recognition as clearing brokers, there is no assurance that E*TRADE Clearing will be successful in attracting clearing business from independent third-party customers. In addition, E*TRADE Clearing as a clearing member of the NYSE is subject to the various rules and regulations of the NYSE, in addition to the rules and regulations of the SEC and NASD.

E*TRADE Securities and E*TRADE Clearing are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, NYSE and the NASD, which requires the maintenance of minimum net capital. E*TRADE Securities and E*TRADE Clearing have elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities and E*TRADE Clearing maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

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

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	September 30, 2002
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities	$250	$26,651	$26,401
E*TRADE Clearing	$23,514	$93,243	$69,729
E*TRADE Global Asset Management, Inc.	$135	$12,422	$12,287
E*TRADE Canada Securities Corporation	$100	$262	$162
GVR Company, LLC	$1,000	$3,999	$2,999
Dempsey & Company, LLC	$902	$23,507	$22,605
Tradescape Securities, LLC	$100	$186	$86
Momentum Securities, LLC	$291	$835	$544

In June 2002, the Company discovered that Momentum Securities, LLC (“Momentum”) was deficient on its net capital for the month ending May 31, 2002. This deficiency was prior to the Company’s acquisition of Momentum effective June 3, 2002. Since its acquisition of Momentum, the Company contributed a total of approximately $11 million to Momentum so that it meets all operational and capital requirements. Pursuant to the terms of an agreement with Tradescape Corporation (the former parent company of Momentum), the Company expects to receive payment from Tradescape Corporation for some or all of this amount, in part through the release and disposition of certain shares of the Company’s common stock previously held in escrow under the terms of the acquisition agreement. The Company has not waived any rights it has or may have against Tradescape Corporation, its shareholders or its employees for recovery of amounts that may be owing.

In April 2002, the Company closed E*TRADE Marquette Securities, Inc. and Web Street and subsidiary broker-dealers and consolidated the activities into its other broker-dealer subsidiaries. The Company’s international broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at September 30, 2002. At September 30, 2002, these companies had an aggregate net capital of $68.2 million, required net capital of $32.2 million and excess net capital of $36.0 million.

Banking

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets, Core Capital to adjusted tangible assets and Tangible Capital to tangible assets. Management believes that, as of September 30, 2002 the Bank has met all capital adequacy requirements to which it was subject. As of September 30, 2002 and December 31, 2001, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Core Capital to adjusted tangible assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s category. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required Minimum for Capital Adequacy Purposes		Required Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002:
Total Capital to risk-weighted assets	$938,694	13.44%	$558,587	8.0%	$698,233	10.0%
Tier I Capital to risk-weighted assets	$923,114	13.22%	N/A	N/A	$418,940	6.0%
Core Capital to adjusted tangible assets	$923,144	6.70%	$551,022	4.0%	$688,778	5.0%
Tangible Capital to tangible assets	$923,144	6.70%	$206,633	1.5%	N/A	N/A
As of December 31, 2001:
Total Capital to risk-weighted assets	$836,866	11.52%	$580,986	8.0%	$726,233	10.0%
Tier I Capital to risk-weighted assets	$819,367	11.28%	N/A	N/A	$435,740	6.0%
Core Capital to adjusted tangible assets	$819,367	6.07%	$539,671	4.0%	$674,588	5.0%
Tangible Capital to tangible assets	$819,367	6.07%	$202,377	1.5%	N/A	N/A

NOTE 20.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. The Company expects to adopt the requirements of SFAS 145 in the fourth quarter of fiscal 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan rather than when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS 146 for any restructuring activities which may be initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The Statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. This Statement also amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets to include long-term customer relationship intangible assets such as depositor-and-borrower relationship assets. Accordingly, SFAS 147 may affect the accounting for future acquisitions of all or part of a financial institution. The Company does not expect the adoption of the provisions of SFAS 147 on October 1, 2002 to have a material impact on its financial condition or results of operations.

In September 2002, the EITF reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt. The Task Force reached a consensus that SFAS 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company has adopted EITF 02-15 effective September 12, 2002. During the three months ended September 30, 2002, no convertible debt was retired through a conversion to equity.

NOTE 21.    SUBSEQUENT EVENT

In October 2002, ETFC formed ETFC Capital Trust VI (“ETFCCT VI”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT VI sold at par, 20,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $20.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.45% above the three-month LIBOR interest rate, payable quarterly, beginning in February 2003. The majority of the net proceeds, or 77%, were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 23%, were held at ETFC for debt service coverage.

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

Critical Accounting Policies and Estimates

The preparation of our financial results of operations and financial position require us to make judgments and estimates that may have a significant impact upon the financial results of the Company. Our estimation of accrued restructuring costs, determination of the allowance for loan losses, the classification and valuation of certain investments, valuation and accounting for financial derivatives, the recognition of deferred tax assets and the valuation of goodwill are particularly subject to management’s judgments and estimates and are important to the portrayal of our financial position. These areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Key Performance Indicators

The following tables set forth several key performance indicators, including the operations of Tradescape (as that entity is defined in Note 2 to Unaudited Condensed Consolidated Financial Statements) since the date of acquisition on June 3, 2002, which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and nine months presented and as of September 30, 2002 and December 31, 2001 (dollars in thousands except cost per net new account and average commission per global brokerage transaction):

	September 30, 2002	December 31, 2001	Percentage Change
Active global brokerage accounts(1)(2)	3,659,628	3,511,941	4%
Active banking accounts(3)	510,699	490,913	4%

Total active accounts at period end	4,170,327	4,002,854	4%

Total assets in global brokerage accounts(2)	$32,982,171	$44,764,197	(26)%
Total deposits in banking accounts	8,245,161	8,082,859	2%

Total assets/deposits in customer accounts at period end	$41,227,332	$52,847,056	(22)%

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2002	2001		2002	2001
Net new global brokerage accounts(1)(2)	11,394	64,462	(82)%	147,687	261,876	(44)%
Net new banking accounts(3)	6,869	1,625	323%	19,786	73,812	(73)%

Total net new accounts	18,263	66,087	(72)%	167,473	335,688	(50)%

Cost per net new account	$572	$289	98%	$351	$320	10%

Total global brokerage transactions(2)(4)(5)	5,073,553	5,348,725	(5)%	16,516,801	21,183,091	(22)%

Daily average global brokerage transactions(2)(5)	79,274	90,656	(13)%	87,855	115,125	(24)%

Average commission per global brokerage transaction(2)(5)	$12.49	$13.28	(6)%	$13.05	$13.55	(4)%

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
(3)
Bank deposit accounts are considered active if a customer account has been initially funded and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed. Bank loan accounts are considered active if the Company holds the underlying obligation or owns marketing rights to the account or customer.

(4)	For the three and nine months ended September 30, 2001, four fewer trading days are included as a result of the market closure following the events of September 11, 2001.
(5)	Excludes transactions and associated revenues from professional trading related to the acquisition of Tradescape, due to the lack of comparability of their commission structure.

The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the three and nine months indicated (dollars in millions):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2002	2001		2002	2001
Average customer margin balances	$1,089	$1,938	(44)%	$1,363	$2,301	(41)%
Average customer money market fund balances	$7,453	$8,421	(11)%	$7,937	$8,550	(7)%
Average stock borrow balances	$334	$1,150	(71)%	$278	$1,542	(82)%
Average stock loan balances	$397	$1,599	(75)%	$433	$2,168	(80)%
Average customer credit balances	$1,426	$1,217	17%	$1,456	$1,281	14%

The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our consolidated statements of operations for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2002	2001		2002	2001
Brokerage revenues:
Commission	$71,784	$71,012	1%	$225,663	$287,010	(21)%
Principal transactions	52,438	33,721	56%	159,845	96,334	66%
Other brokerage-related	45,113	35,447	27%	125,673	128,057	(2)%
Interest income	42,742	71,020	(40)%	146,768	252,483	(42)%
Interest expense	(2,681)	(16,616)	(84)%	(9,663)	(82,016)	(88)%

Net brokerage revenues	209,396	194,584	8%	648,286	681,868	(5)%

Banking revenues:
Gain on sales of originated loans	30,749	28,146	9%	78,037	62,201	25%
Gain on sales of loans held-for-sale and securities, net	27,652	17,629	57%	66,328	45,053	47%
Other banking-related	10,853	10,455	4%	33,314	27,946	19%
Interest income	187,286	213,926	(12)%	581,378	648,408	(10)%
Interest expense	(132,155)	(172,580)	(23)%	(418,858)	(532,457)	(21)%
Provision for loan losses	(4,176)	—	*	(11,941)	(3,099)	285%

Net banking revenues	120,209	97,576	23%	328,258	248,052	32%

Total net revenues	$329,605	$292,160	13%	$976,544	$929,920	5%

Revenues

Beginning in January 2002, we changed our presentation of revenue, however, no changes to our accounting policies or methods were made in connection with this presentation change. Under the new presentation, net brokerage revenues consist of commissions, principal transactions, other brokerage-related revenues, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transaction revenues were included under the caption global and institutional. Beginning in June 2002, commissions also include onsite professional trading revenues. Principal transactions include revenues from institutional activities, previously included in global and institutional, and from market-making activities, previously included in other revenues. Other brokerage-related revenues include Business Solutions Group revenue, advertising revenue, professional trading rebate revenues, mutual fund revenue and fees for brokerage-related services, including account maintenance fees and order handling fees. Other brokerage-related revenues also include payment for order flow which was previously included in transaction revenues. Net banking revenues consist of gain on sales of originated loans, gain on sales of loans held-for-sale and securities, net, other banking-related revenues, interest income, interest expense and provision for loan losses. Other banking-related revenues are primarily comprised of automated teller machine (“ATM”) revenues.

Total net revenues increased 13% for the three months ended September 30, 2002 and 5% for the nine months ended September 30, 2002 from the comparable periods in 2001. Net brokerage revenues increased 8% for the three months September 30, 2002 and decreased 5% for the nine months ended September 30, 2002 from the comparable periods in 2001. The increase in brokerage revenues for the three months ended September 30, 2002 was mainly due to increases in principal transactions reflecting our acquisition of Dempsey in October 2001 and other brokerage-related revenues, offset by a decrease in net interest income. The decrease for the nine months ended September 30, 2002, was mainly due to decreases in commission revenues and net interest income, offset by an increase in principal transactions. Net banking revenues increased 23% for the three months ended

September 30, 2002 and 32% for the nine months ended September 30, 2002 from the comparable periods in 2001. This increase is due to continued widening of the net interest spread at the Bank. In addition, the continued decline in interest rates throughout the three months ending September 30, 2002 to 30-year lows favorably impacted our mortgage origination business and our correspondent business. This resulted in an increase in gain on sales of originated loans and an increase in gain on sales of loans held-for-sale and securities, net. The continued decline in interest rates through the three months ended September 30, 2002 to 30-year lows favorably impacted our mortgage origination business, resulting in an increase in gain on sales of originated loans. Further, banking revenues benefited from an increase in gain on sales of loans held-for-sale and securities, net.

Brokerage Revenues

Commission revenues, which are earned as customers execute securities transactions, increased 1% for the three months ended September 30, 2002 and decreased 21% for the nine months ended September 30, 2002 from the comparable periods in 2001. These revenues are primarily affected by global brokerage transaction volume, the average commission per global brokerage transaction, transaction mix and our professional trading business.

Total global brokerage transactions, excluding professional trading, decreased 5% for the three months ended September 30, 2002 and 22% for the nine months ended September 30, 2002 from comparable periods in 2001, largely reflective of a continuing market decline. Average commission per global brokerage transaction, excluding professional trading, decreased 6% from $13.28 for the three months ended September 30, 2001 to $12.49 for the three months ended September 30, 2002 and decreased 4% from $13.55 for the nine months ended September 30, 2001 to $13.05 for the nine months ended September 30, 2002. The decreases in average commission per global brokerage transaction can be partially attributed to the implementation of a simplified $9.99 flat commission rate program for the most active trader segment in June 2002. This new program, combined with a significant increase in the transactions generated by this customer segment for the three months ended September 30, 2002 compared to the same period in 2001, accounts for a majority of the decrease in the average commission per global brokerage transaction over the same period. The decrease for the nine months ended September 30, 2002, compared to the same period in 2001, was also impacted by transaction mix, with option transactions, which have higher commissions than equity transactions, representing a smaller percentage of total transactions for the nine months ended September 30, 2002, compared to the same period in 2001. Commissions from professional traders are based on share volumes as compared to transactions. The decrease in global brokerage transactions was offset by commission revenues from professional trading as a result of the acquisition of Tradescape in June 2002.

Principal transactions, which comprise institutional and market-making revenues increased 56% for the three months ended September 30, 2002 and 66% for the nine months ended September 30, 2002, from the comparable periods in 2001. These increases are primarily due to market-making revenues from the acquisition of Dempsey. There were no revenues from market-making activities prior to the acquisition of Dempsey in October 2001.

Other brokerage-related revenues, which are mainly comprised of payments for order flow, Business Solutions Group revenue, advertising revenue, professional trading rebate revenues, mutual fund revenues and fees for brokerage-related services, including account maintenance fees, electronic communication network (“ECN”) and order handling fees, increased 27% for the three months ended September 30, 2002 and decreased 2% for the nine months ended September 30, 2002, from the comparable periods in 2001. The increase for the three months ended September 30, 2002 is primarily due to additional order handling fees and ECN revenues from the acquisition of Tradescape. The decrease for the nine months ended September 30, 2002 is primarily due to a decrease in payment for order flow revenue partially offset by an increase in other brokerage-related fees. Following the acquisition of Dempsey in October 2001, revenues from order flow executed through Dempsey are eliminated in consolidated operating results. Further, the decrease in payment for order flow revenue is primarily due to competitive forces and the advent of decimalization in the major market exchanges beginning in January 2001 and implemented by Nasdaq in March 2001.

Interest income from brokerage-related activities is primarily comprised of interest earned by brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin and fees on customer assets invested in money market accounts. Brokerage interest income decreased 40% for the three months ended September 30, 2002 and 42% for the nine months ended September 30, 2002, from the comparable periods in 2001. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased 44% for the three months ended September 30, 2002 and 41% for the nine months ended September 30, 2002. The continued market decline over the past year and the economic recession has reduced borrowing on margin by customers as a means of leveraging their investments.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Brokerage interest expense decreased 84% for the three months ended September 30, 2002 and 88% for the nine months ended September 30, 2002, from the comparable periods in 2001. The decrease in brokerage interest expense primarily reflects an overall decrease in interest rates and average stock loan balances, which decreased 75% for the three months ended September 30, 2002 and 80% for the nine months ended September 30, 2002, from the comparable periods in 2001.

Banking Revenues

Gain on sales of originated loans increased 9% for the three months ended September 30, 2002 and 25% for the nine months ended September 30, 2002, from the comparable periods in 2001. The increase for the three and nine months ended September 30, 2002, is due to an increased level of volume of direct to customer originations driven by higher refinance and purchase volume as mortgage interest rates decreased to record lows through September 30, 2002.

Gain on sales of loans held-for-sale and securities, net consists primarily of gain on sales of Bank loans held-for-sale, available-for-sale mortgage-backed and investment securities, trading activity, impairment of Bank securities and gains and losses related to market value adjustments and sales of derivative financial instruments. Gain on sales of loans held-for-sale and securities, net increased 57% for the three months ended September 30, 2002 and 47% for the nine months ended September 30, 2002, from the comparable periods in 2001. We recognized impairment write downs associated with our interest only securities of $12.0 million for the three months ended September 30, 2002 and $16.4 million for the nine months ended September 30, 2002. Losses on derivative financial instrument sales decreased to $4.8 million for the three months ended September 30, 2002, from $5.6 million for the prior year quarter. For the nine months ended September 30, 2002, losses on derivative financial instruments were $0.8 million compared to losses of $22.9 million in the prior year nine-month period. Furthermore, gains on sales of Bank loans held-for-sale and available-for-sale mortgage-backed and investment securities increased 110% for the three months ended September 30, 2002 and increased 21% for the nine months ended September 30, 2002 from the comparable periods in 2001. As of September 30, 2002, we held $10 million of corporate bonds issued by the Qwest Corporation (“Qwest”), as part of our investment portfolio. As of September 30, 2002, the market value of the investment was $8.9 million. During the three months ended September 30, 2002, we decreased our exposure to Qwest from the level we held as of June 30, 2002 of $14.0 million to $8.9 million at September 30, 2002. We continue to monitor any developments related to Qwest’s ability to repay these bonds in accordance with their contractual repayment terms and do not believe any other than temporary impairment exists as of September 30, 2002.

Other banking-related revenues are comprised of ATM fees and other fees imposed on deposit accounts. Other banking-related revenues increased 4% for the three months ended September 30, 2002 and 19% for the nine months ended September 30, 2002, from the comparable periods in 2001. These increases are due to higher ATM transaction surcharge volume.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 12% for the three months ended September 30, 2002 and 10% for the nine months ended September 30, 2002, from the comparable periods in 2001. Decreases in banking interest income reflect decreases in average yield reflecting the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets such as the increase in the automobile loan portfolio. Average interest-earning banking assets increased 10% for the three months ended September 30, 2002 and 11% for the nine months ended September 30, 2002, from the comparable periods in 2001. The average yield on interest-earning banking assets decreased to 5.50% for the three months ended September 30, 2002 from 6.88% for the three months ended September 30, 2001 and decreased to 5.77% for the nine months ended September 30, 2002 from 7.15% for the nine months ended September 30, 2001.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense decreased 23% for the three months ended September 30, 2002 and 21% for the nine months ended September 30, 2002, from the comparable periods in 2001. The decrease in banking interest expense reflects a decrease in the average cost of borrowings partially offset by an increase in average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 12% for the three and nine months ended September 30, 2002, from the comparable periods in 2001. The average cost of borrowings decreased to 3.98% for the three months ended September 30, 2002 from 5.83% for the three months ended September 30, 2001 and decreased to 4.35% for the nine months ended September 30, 2002 from 6.22% for the nine months ended September 30, 2001. Net interest spread increased from 1.05% for the three months ended September 30, 2001 to 1.52% for the three months ended September 30, 2002 and increased from 0.93% for the nine months ended September 30, 2001 to 1.42% for the nine months ended September 30, 2002. This increase is the result of several initiatives put in place to improve overall spreads, such as the Bank’s asset diversification strategy and the Bank’s lower cost of funding caused by a shift in the structure of our deposit base from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposits. In addition, decreases in wholesale funding rates also contributed to the decrease in the Bank’s overall funding costs.

The following tables present average balance data and income and expense data for our banking operations and the related interest yields and rates for the three and nine months ended September 30, 2002 and 2001. The tables also present information with respect to net interest spread and net interest margin (dollars in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$7,711,039	$119,318	6.19%	$6,670,748	$121,376	7.28%
Interest-bearing deposits	181,613	1,128	2.46%	257,257	1,751	2.70%
Mortgage-backed and related available-for-sale securities	4,624,427	54,499	4.71%	4,066,334	67,570	6.65%
Available-for-sale investment securities	706,034	8,272	4.75%	1,316,166	21,963	6.71%
Investment in FHLB stock	80,482	1,332	6.56%	57,503	868	5.98%
Trading securities	333,037	2,737	3.29%	75,347	398	2.11%

Total interest-earning banking assets	13,636,632	$187,286	5.50%	12,443,355	$213,926	6.88%

Non-interest-earning banking assets	645,607			578,519

Total banking assets	$14,282,239			$13,021,874

Interest-bearing banking liabilities:
Retail deposits	$7,917,438	$79,101	3.96%	$7,786,062	$110,007	5.65%
Brokered callable certificates of deposit	305,232	2,187	2.84%	—	—	0%
FHLB advances	853,607	13,830	6.34%	1,007,648	16,119	6.26%
Other borrowings	4,092,579	37,037	3.54%	2,953,331	46,454	6.15%

Total interest-bearing banking liabilities	13,168,856	$132,155	3.98%	11,747,041	$172,580	5.83%

Non-interest bearing banking liabilities	319,387			511,087

Total banking liabilities	13,488,243			12,258,128
Total banking shareowner’s equity	793,996			763,746

Total banking liabilities and shareowner’s equity	$14,282,239			$13,021,874

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$467,776	$55,131		$696,314	$41,346

Net interest spread			1.52%			1.05%

Net interest margin (net yield on interest-earning banking assets)			1.62%			1.33%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.55%			105.93%

Return on average total banking assets*			0.68%			0.52%

Return on average banking equity*			12.31%			8.84%

Average equity to average total banking assets			5.56%			5.63%

*
Ratios calculated by excluding our Employee Stock Ownership Plan, merger related and restructuring costs of $10.2 million (net of tax expense of $8.3 million) for the three months ended September 30, 2001.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net	$7,606,226	$364,594	6.39%	$6,400,360	$360,692	7.51%
Interest-bearing deposits	207,772	3,812	2.45%	120,068	3,133	3.49%
Mortgage-backed and related available-for-sale securities	4,448,100	170,611	5.11%	4,247,114	216,440	6.79%
Available-for-sale investment securities	921,551	34,727	5.07%	1,168,265	61,504	7.06%
Investment in FHLB stock	73,240	3,174	5.79%	68,584	3,407	6.64%
Trading securities	182,859	4,460	3.25%	91,195	3,232	4.73%

Total interest-earning banking assets	13,439,748	$581,378	5.77%	12,095,586	$648,408	7.15%

Non-interest-earning banking assets	599,224			456,829

Total banking assets	$14,038,972			$12,552,415

Interest-bearing banking liabilities:
Retail deposits	$8,335,551	$260,088	4.17%	$6,974,785	$317,515	6.09%
Brokered callable certificates of deposit	137,475	2,945	2.86%	39,088	1,810	6.19%
FHLB advances	877,847	42,313	6.36%	1,302,415	64,052	6.49%
Other borrowings	3,512,364	113,512	4.26%	3,123,946	149,080	6.29%

Total interest-bearing banking liabilities	12,863,237	$418,858	4.35%	11,440,234	$532,457	6.22%

Non-interest bearing banking liabilities	415,808			399,274

Total banking liabilities	13,279,045			11,839,508
Total banking shareowner’s equity	759,927			712,907

Total banking liabilities and shareowner’s equity	$14,038,972			$12,552,415

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$576,511	$162,520		$655,352	$115,951

Net interest spread			1.42%			0.93%

Net interest margin (net yield on interest-earning banking assets)			1.62%			1.28%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.48%			105.73%

Return on average total banking assets*			0.75%			0.43%

Return on average banking equity*			13.79%			7.65%

Average equity to average total banking assets			5.41%			5.63%

*
Ratios calculated by excluding our Employee Stock Ownership Plan, merger related and restructuring costs of $10.2 million (net of tax expense of $8.3 million) for the nine months ended September 30, 2001.

Allowance and Provision for Loan Losses

Allowance for loan losses

The allowance for loan losses represents management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. Management performs regular reviews in order to identify these inherent losses, and to assess the overall collection probability of its portfolio. The determination of the allowance for loan losses involves the monitoring of delinquency, default, and historical loss experience. It also involves management’s estimates and assumptions regarding existing but yet unidentified losses caused by current economic conditions. As a part of our quarterly assessment for the period ending September 30, 2002, the allowance for loan losses for consumer loans was increased to provide for a minimum 12 months of expected losses. As of September 30, 2002, the total loan loss allowance was $15.7 million or 75.1% of total non-

performing loans of $20.9 million. As of December 31, 2001, the total loan loss allowance was $19.9 million or 96.1% of total non-performing loans of $20.7 million.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Allowance for loan losses, beginning of the period	$15,709	$15,080	$19,874	$12,565
Provision for loan losses	4,176	—	11,941	3,099
Charge-offs, net	(4,176)	(1,141)	(16,106)	(1,725)

Allowance for loan losses, end of period	$15,709	$13,939	$15,709	$13,939

The following table allocates the allowance for loan losses by major loan category. This allocation does not necessarily restrict the use of the allowance from absorbing losses in any other categories (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowance as % of consumer loans held-for- investment	Allowance	Allowance as % of real estate loans held-for- investment	Allowance	Allowance as % of total loans held-for- investment
September 30, 2002	$11,165	0.61%	$4,544	0.20%	$15,709	0.37%
June 30, 2002	$6,114	0.29%	$9,595	0.19%	$15,709	0.22%
March 31, 2002	$8,022	0.52%	$8,677	0.19%	$16,699	0.27%
December 31, 2001	$11,001	0.66%	$8,873	0.19%	$19,874	0.31%

(1)	Primarily includes automobiles, mobile homes and recreational vehicles.
(2)	Primarily includes one-to-four family mortgage and home equity loans.

At September 30, 2002, the total loan loss allowance is comprised of $4.5 million allocated to real estate loans or 0.20% of real estate loans held-for-investment and $11.2 million allocated to consumer loans or 0.61% of consumer loans held-for-investment. At December 31, 2001, the loan loss allowance was comprised of $8.9 million allocated to real estate loans or 0.19% of real estate loans held-for-investment and $11.0 million allocated to consumer loans or 0.66% of consumer loans held-for-investment.

Provision for loan losses

The provision for loan losses was $4.2 million for the three months ended September 30, 2002, none for the three months ended September 30, 2001, $11.9 million for the nine months ended September 30, 2002 and $3.1 million for the nine months ended September 30, 2001.

Charge-offs

Loans are charged-off when, in the estimation of management, principal and interest due on an impaired loan will not be fully collected.

Net charge-offs increased from $1.1 million to $4.2 million for the three months ended September 30, 2001 and 2002, respectively, and from $1.8 to $16.1 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in net charge-offs primarily relates to the seasoning of the consumer loan portfolio, as well as an increase in the consumer loan balance. Net charge-offs were also higher during the nine months ended September 30, 2002 due to losses related to purchased consumer loans. These losses were charged against a related $4.7 million component of the allowance acquired with the purchase of certain delinquent consumer loans in the fourth quarter of 2001.

The following table presents information concerning our banking loan portfolio, by type of loan, as of September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30, 2002
	Held-for- Investment	Held-for- Sale(1)	Total Loans
Real estate loans:
One- to four-family	$2,063,403	$3,202,430	$5,265,833
Multi-family	—	108	108
Commercial	13,425	—	13,425
Mixed-use	125	99	224

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,838,149	—	1,838,149
Home equity lines of credit and second mortgage loans	259,208	181	259,389
Other	3,288	—	3,288

Total loans	4,177,598	3,202,818	7,380,416
Unamortized premiums (discounts), net	78,129	19,390	97,519
Less allowance for loan losses	(15,709)	—	(15,709)

Total	$4,240,018	$3,222,208	$7,462,226

	December 31, 2001
	Held-for- Investment	Held-for- Sale(1)	Total Loans
Real estate loans:
One- to four-family	$4,696,681	$1,621,783	$6,318,464
Multi-family	183	—	183
Commercial	1,981	—	1,981
Mixed-use	635	—	635

Consumer and other loans:
Automobiles, mobile homes and recreational vehicles	1,635,050	—	1,635,050
Home equity lines of credit and second mortgage	22,720	339	23,059
Other	12,188	49	12,237

Total loans	6,369,438	1,622,171	7,991,609
Unamortized premiums (discounts), net	44,804	(6,082)	38,722
Less allowance for loan losses	(19,874)	—	(19,874)

Total	$6,394,368	$1,616,089	$8,010,457

(1)
Loans held-for-sale are carried at lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of September 30, 2002, there was no valuation allowance.

The Bank’s portfolio of held-for-investment loans decreased to $4.2 billion from $6.4 billion during the nine months ended September 30, 2002, principally due to a reclass of $2.6 billion in loans from held-for-investment to held-for-sale as management repositioned the portfolio for the future sale of these loans, consistent with management’s plans to achieve a more diversified loan portfolio through the future purchase and acquisition of consumer loans.

The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated (dollars in thousands):

	September 30, 2002	December 31, 2001
Loans accounted for on a non-accrual basis:
Real estate loans—One- to four-family	$19,461	$20,595
Automobiles, mobile homes and recreational vehicles	1,448	91

Total non-performing loans	20,909	20,686
Repossessed assets	4,290	3,328

Total non-performing assets	$25,199	$24,014

Non-performing mortgage loans as a percentage of held-for-investment mortgage loans	0.82%	0.43%

Non-performing consumer loans as a percentage of held-for-investment consumer loans	0.08%	0.01%

Total non-performing assets as a percentage of held-for-investment loans	0.59%	0.37%

Total non-performing assets as a percentage of total banking assets	0.18%	0.18%

Total loan loss allowance as a percentage of total non-performing loans	75.13%	96.07%

Loans for which payment of principal or interest is 90 days past due are placed on non-accrual status. All non-accrual loans are considered non-performing. Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. The Company’s method of accounting for payments received on non-accrual loans is to recognize payments as interest income when the loan is considered collectable and to apply payments to principal when it is doubtful that principal and interest will be fully recovered. As of September 30, 2002, $20.9 million of loans were greater than 90 days past due and classified as non-performing. Had these loans performed, additional income of $0.4 million for the three months ended September 30, 2002, $0.3 million for the three months ended September 30, 2001, $1.2 million for the nine months ended September 30, 2002 and $1.0 million for the nine months ended September 30, 2001, would have been recognized. As of September 30, 2002 and December 31, 2001, there were no commitments to lend additional funds to these borrowers.

The average recorded investment in impaired loans was $2.6 million for the three months ended September 30, 2002, $1.9 million for the three months ended September 30, 2001, $4.3 million for the nine months ended September 30, 2002 and $1.9 million for the nine months ended September 30, 2001. As of September 30, 2002 and December 31, 2001, the Company had no restructured loans.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2002	2001		2002	2001
Cost of services	$145,521	$140,519	4%	$420,068	$433,412	(3)%

Cost of services as a percentage of net revenues	44%	48%		43%	47%

Operating expenses:
Selling and marketing	$39,986	$50,268	(20)%	$157,964	$199,365	(21)%
Technology development	13,528	20,882	(35)%	43,075	66,583	(35)%
General and administrative	52,170	55,250	(6)%	157,031	177,398	(11)%
Amortization of goodwill and other intangibles	6,891	11,421	(40)%	21,172	28,442	(26)%
Acquisition-related expenses	1,429	5,387	(73)%	10,095	5,904	71%
Facility restructuring and other nonrecurring charges	2,693	197,039	*	4,098	197,039	*
Executive agreement and loan settlement	—	30,210	*	(23,485)	30,210	*

Total operating expenses	$116,697	$370,457	(68)%	$369,950	$704,941	(48)%

*	Percentage change not meaningful.

Cost of Services

Cost of services include compensation, benefits, facilities and other costs related to our customer service activities, system maintenance and technology operations. Cost of services as a percentage of net revenues was 44% for the three months ended September 30, 2002, 48% for the three months ended September 30, 2001, 43% for the nine months ended September 30, 2002 and 47% for the nine months ended September 30, 2001. The decreases in cost of services, as a percentage of net revenues, is primarily a result of rearchitecture of systems and networking that reduced operating costs. In addition, an increase in the use of online statements and trading confirmations, improved productivity in customer service staffing and consolidation of international operations has reduced the costs of supporting our customers.

Selling and Marketing

Selling and marketing expenses decreased 20% for the three months ended September 30, 2002 and 21% for the nine months ended September 30, 2002, from the comparable periods in 2001. Selling and marketing expenditures reflect expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at strengthening brand identity, growing the customer base and increasing market share. The decreases in selling and marketing expenses are primarily due to the implementation of a strategy which focuses on higher-value customers. This new strategy allowed a reduction in customer acquisition spending, including advertising, online, direct mailing and promotional activities, which are expected to remain at lower than prior year levels. Cost per net new account increased from $289 for the three months ended September 30, 2001 to $572 for the three months ended September 30, 2002, primarily due to a volume reduction in total new accounts in line with the focus on higher-value customers. Cost per net new account increased from $320 for the nine months ended September 30, 2001 to $351 for the nine months ended September 30, 2002, again, largely due to an overall reduction in total new accounts and an increase in marketing spend aimed at higher-value customers. Going forward, our focus remains on developing current customer households, continuing to deepen product penetration and increasing assets per household instead of cost per net new account. Acquisition marketing spend will remain focused on new households via our core Bank and Brokerage businesses and leveraging our sales channels to cross-sell other financial products to our customer base.

Technology Development

Technology development expenses decreased 35% for the three and nine months ended September 30, 2002, from the comparable periods in 2001. Completion of development projects for customer relationship management, international locations, internal systems and promotional capabilities during 2001 allowed us to reduce the use of outside consultants and related expenses versus the same periods last year. We continued to benefit from decreases in outside consultants and related expenses for the nine months ended September 30, 2002. A focused process for approval of development projects has improved development efficiency and our current resource levels are expected to meet projected business requirements.

General and Administrative

General and administrative expenses consist principally of compensation, benefit and facilities-related costs for executive and administrative personnel, professional services and other corporate activities.General and administrative expenses decreased 6% for the three months ended September 30, 2002 and 11% for the nine months ended September 30, 2002, from the comparable periods in 2001. The reduction in our general and administrative expenses in the three and nine months ended September 30, 2002 is primarily attributable to reductions realized from our restructuring plans initiated in August 2001 and the completion of ongoing negotiations and execution of a new employment agreement with our Chairman of the Board and Chief Executive Officer (“CEO”) resulting in a reduction in compensation and benefit expenses. Further contributing to the decrease for the nine months ended September 30, 2002, from the comparable period in 2001, we had recorded a $9.6 million compensation charge related to vested funds contributed to our Supplemental Executive Retirement Plan (“SERP”) for the three months ended March 31, 2001, which was waived by our CEO and recorded as a nonrecurring credit in the three months ended June 30, 2002. Offsetting these decreases were increases in costs associated with our fiscal 2001 acquisitions of Web Street and Dempsey and our acquisition of Tradescape in June 2002. In addition, E*TRADE Mortgage, which was acquired by us in February 2001, was not reflected in the full nine months ended September 30, 2001.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles was $6.9 million for the three months ended September 30, 2002, $11.4 million for the three months ended September 30, 2001, $21.2 million for the nine months ended September 30, 2002 and $28.4 million for the nine months ended September 30, 2001. The overall decrease in the amortization of goodwill and other intangibles primarily relates to our ceasing of goodwill amortization upon adoption of SFAS No. 142 Goodwill and Other Intangible Assets on January 1, 2002. The amortization expense for the three and nine months ended September 30, 2002 relates to our other intangible assets from acquisitions including E*TRADE Access, which was acquired during fiscal 2000, the acquisitions of Web Street, E*TRADE Mortgage, Dempsey and certain deposit accounts from Advanta National Bank, a subsidiary of Advanta Corporation, in fiscal 2001, the acquisition of certain customer deposit accounts from Chase Manhattan Bank USA, National Association in February 2002 and the acquisition of Tradescape in June 2002.

Acquisition-Related Expenses

Acquisition-related expenses were $1.4 million for the three months ended September 30, 2002, $5.4 million for the three months ended September 30, 2001, $10.1 million for the nine months ended September 30, 2002 and $5.9 million for the nine months ended September 30, 2001. During fiscal 2002, these expenses primarily represent noncapitalizable costs associated with our acquisitions of Tradescape and Dempsey. During fiscal 2001, these expenses primarily related to costs incurred by Web Street during the transition of Web Street’s accounts to our systems.

Facility Restructuring and Other Nonrecurring Charges

On August 29, 2001, we announced a restructuring plan aimed at streamlining operations and enhancing profitability primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a charge of $197.0 million for the three and nine months ended September 30, 2001. Facility restructuring and other nonrecurring charges reflected a $2.7 million charge for the three months ended September 30, 2002 and a $4.1 million charge for the nine months ended September 30, 2002, which comprised adjustments to our prior estimated charges to reflect current estimates. See Note 3 to the Unaudited Condensed Consolidated Financial Statements.

Executive Agreement and Loan Settlement

In May 2002, we completed negotiations that had been ongoing for several months and executed a new employment agreement with our CEO. The new employment agreement closely aligns the CEO’s interests with those of our shareowners and includes significant concessions by the CEO, certain of which have been reflected as a nonrecurring reduction in our operating expenses. Under this new employment agreement, the CEO’s base salary will be zero for one year for the period from May 10, 2002 through May 10, 2003; following that time, this base salary may be reviewed and adjusted by the Board in May 2003, in light of the Company’s performance. In addition, the CEO’s bonus opportunity has been set for a target of $4 million in the event the Company meets its performance objectives; in accordance with the operation of the Company’s bonus plan, a performance bonus earned for achievements in calendar year 2002 would be paid and reported in the following calendar year, 2003. The actual bonus may exceed $4 million in the event that, in the opinion of the Board, the Company substantially exceeds expectations. Among concessions that are reflected in a nonrecurring reduction in our operating expenses for the nine months ended September 30, 2002, our CEO waived his right to receive vested benefits in our SERP totaling $16.1 million that were previously deposited into a trust; these amounts had been previously recorded as part of general and administrative expenses in fiscal year 2001. Of this amount, $14.0 million was retained by the Company and $2.1 million was paid out as a one-time bonus to eligible non-executive associates of the Company. (The amounts distributed to non-executive associates had no net effect on the results of operations.) In addition, our CEO waived his right to have the Company defray payment for the tax effect on his restricted stock grants. The accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement. The total benefit to the Company for amounts previously paid on our CEO’s behalf or due under his employment at the date of the new agreement (net of the amounts distributed to the non-executive associates of the Company which had no net effect on the results of operations) totaled $23.5 million and is reflected as a nonrecurring reduction in our operating expenses in the consolidated statement of operations.

In connection with the renegotiation of our employment contract with our CEO and as part of other contractual renegotiations undertaken by the Company, in August 2001 we cancelled a $15.0 million note receivable and agreed to reimburse $15.2 million dollars in related taxes in return for the elimination of certain benefits contained in our CEO’s employment agreement. This action had the effect of eliminating the Company’s contractual obligations to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement expense in the consolidated statement of operations for the three and nine months ended September 30, 2001.

Non-Operating Expenses

The following table sets forth the components of non-operating expenses and percentage change information for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2002	2001		2002	2001
Corporate interest income	$2,791	$6,757	(59)%	$9,940	$17,755	(44)%
Corporate interest expense	(11,827)	(15,297)	(23)%	(36,026)	(39,284)	(8)%
Loss on investments	(9,722)	(32,465)	(70)%	(14,819)	(48,038)	(69)%
Equity in income (losses) of investments	1,517	(1,079)	241%	5,418	(6,231)	187%
Unrealized losses on venture funds	(4,398)	(13,506)	(67)%	(9,462)	(34,075)	(72)%
Fair value adjustments of financial derivatives	(6,501)	(3,327)	95%	(6,723)	(4,703)	43%
Other	(252)	(422)	(40)%	(1,611)	(830)	94%

Total non-operating expenses	$(28,392)	$(59,339)	(52)%	$(53,283)	$(115,406)	(54)%

Corporate interest income was $2.8 million for the three months ended September 30, 2002, $6.8 million for the three months ended September 30, 2001, $9.9 million for the nine months ended September 30, 2002 and $17.8 million for the nine months ended September 30, 2001. Corporate interest income includes interest income earned on corporate investment balances and related party notes. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in corporate cash balances and related party note balances on the remaining related party notes.

Corporate interest expense was $11.8 million for the three months ended September 30, 2002, $15.3 million for the three months ended September 30, 2001, $36.0 million for the nine months ended September 30, 2002 and $39.3 million for the nine months ended September 30, 2001. Corporate interest expense primarily relates to interest expense resulting from the issuance of our convertible subordinated notes. On September 30, 2002, we had $370 million outstanding convertible subordinated notes at 6.00% and $325 million of convertible subordinated notes at 6.75%. From June 2001 through September 30, 2002, we retired approximately $280 million of our 6.00% convertible subordinated notes, resulting in a decrease in related interest expense for the three and nine months ended September 30, 2002.

Loss on investments were $9.7 million for the three months ended September 30, 2002, $32.5 million for the three months ended September 30, 2001, $14.8 million for the nine months ended September 30, 2002 and $48.0 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002, losses on investments included impairment write downs of $7.7 million and loss of $1.2 million on sale of privately-held equity investments. For the three months ended September 30, 2001, losses on investments included an aggregate $33.0 million impairment write down of equity method and other investments, including a $19.5 million loss following our disposition of our holdings in Wit Soundview Group, Inc., partially offset by gains on the sale of our proprietary mutual fund investments and the sale of a publicly traded equity security. For the nine months ended September 30, 2002, losses on investments included impairment write downs of approximately $10.8 million and loss of $1.2 million on sale of privately-held equity investments. For the nine months ended September 30, 2001, loss on investment included an aggregate $43.5 million impairment write down on several publicly traded equity securities and two of our proprietary mutual funds, a $0.6 million realized loss on our seed investments in the E*TRADE Global Titan Fund, E*TRADE Financial Sector Index Fund and the E*TRADE Russell 2000 Index Fund and a $3.7 million realized loss on the sale of publicly traded equity securities.

Equity in income (losses) of investments was $1.5 million income for the three months ended September 30, 2002, a $1.1 million loss for the three months ended September 30, 2001, $5.4 million income for the nine months ended September 30, 2002 and a $6.2 million loss for the nine months ended September 30, 2001, which resulted from our minority ownership in investments that are accounted for under the equity method. Equity in income (losses) for the three and nine months ended September 30, 2002 is due primarily to our equity method investments, including E*TRADE Japan K.K. and the KAP Group. Our equity method investments included E*TRADE Japan K.K., eAdvisor and SoundView Technology Group, Inc. (“Soundview”) for the three and nine months ended September 30, 2001. The losses for the three and nine months ended September 30, 2001, are due primarily to losses recorded on our investment in Soundview, partially offset by income recorded on our equity investment in E*TRADE Japan K.K. Due to certain events in 2001, we discontinued the use of the equity method of accounting for our holdings in Soundview effective for the quarter ended September 30, 2001.

Unrealized losses on venture funds were $4.4 million for the three months ended September 30, 2002, $13.5 million for the three months ended September 30, 2001, $9.5 million for the nine months ended September 30, 2002 and $34.1 million for the nine months ended September 30, 2001, primarily due to our participation in Softbank Capital Partners, L.P. for the three and nine months ended September 30, 2002 and E*TRADE eCommerce Fund, L.P. for the three and nine months ended September 30, 2001. In addition, for the nine months ended September 30, 2002, amounts included an impairment write down on our E*TRADE eCommerce Fund, L.P., of $3.1 million. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments.

Fair value adjustments of financial derivatives were $6.5 million for the three months ended September 30, 2002, $3.3 million for the three months ended September 30, 2001, $6.7 million for the nine months ended September 30, 2002 and $4.7 million for the nine months ended September 30, 2001. The amounts for the three and nine months ended September 30, 2002, include losses for the ineffective portions of changes in the fair value of hedges. For the three months ended September 30, 2001, the balance includes a $0.5 million loss on the valuation of warrants and a $2.8 million loss for the ineffective portions of changes in the fair value of hedges. For the nine months ended September 30, 2001, the balance includes a $3.7 million loss on the valuation of warrants and a $1.0 million loss representing the ineffective portions of changes in the fair value of hedges.

Other non-operating expense was $0.3 million for the three months ended September 30, 2002, $0.4 million for the three months ended September 30, 2001, $1.6 million for the nine months ended September 30, 2002 and $0.8 million for the nine months ended September 30, 2001. Other non-operating income (expense), which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies and also includes losses on fixed asset disposals.

Income Tax Expense (Benefit)

Income tax expense was $17.5 million for the three months ended September 30, 2002, at an effective state and Federal combined tax rate of 45%. There was a tax benefit of $19.5 million based on an effective rate of 7.0% for the three months ended September 30, 2001, a tax expense of $58.4 million based on an effective rate of 43.8% for the nine months ended September 30, 2002 and a tax benefit of $45.4 million based on an effective rate of 14.0% for the nine months ended September 30, 2001. The rate for the three and nine months ended September 30, 2002 reflects an increase in tax for our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate, and a decrease in taxes due to the research and development income tax credit and state tax planning. The rate for the three and nine months ended September 30, 2001 reflects an increase in the tax benefit due to federal and state research and development income tax credits, a decrease of the tax benefit for the amortization of goodwill, facility restructuring and other nonrecurring charges and differences between our statutory and foreign effective tax rates.

Minority Interest in Subsidiaries

Minority interest in subsidiaries was $0.8 million for the three months ended September 30, 2002, $0.3 million for the three months ended September 30, 2001, $1.1 million for the nine months ended

September 30, 2002 and less than $(0.1) million for the nine months ended September 30, 2001. Minority interest in subsidiaries results primarily from minority equity interests in various broker-dealer subsidiaries of Momentum Securities, LLC and ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three and nine months ended September 30, 2002 and 2001 is the net loss attributed to a minority interest in one of our international affiliates. In the three and nine months ended September 30, 2002, we consolidated the results of eAdvisor, a joint venture previously accounted for under the equity method. As a result, minority interest in subsidiaries for the three and nine months ended September 30, 2002 also includes a minority interest in eAdvisor. See Note 1 to the Unaudited Condensed Consolidated Financial Statements.

Extraordinary Gain (Loss) on Early Extinguishment of Debt

There were no gains or losses on the early extinguishment of debt recorded for the three months ended September 30, 2002. We recorded an extraordinary gain on early extinguishment of debt, net of tax, of $3.2 million for the nine months ended September 30, 2002, $15.2 million for the three months ended September 30, 2001 and $15.3 million for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, we recorded a $5.2 million gain (net of tax expense of $3.5 million) on exchanges in the aggregate of $64.9 million of our 6% convertible subordinated notes for approximately 6.5 million shares of our common stock, offset by a $2.0 million loss (net of tax benefit of $1.3 million) as a result of the early redemptions of $100 million adjustable rate advances from the Federal Home Loan Bank (the “FHLB”). The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

For the three months ended September 30, 2001, we recorded an extraordinary gain on early extinguishment of debt of $15.2 million (net of tax expense of $10.2 million) and for the nine months ended September 30, 2001, a $15.3 million gain (net of tax expense of $10.8 million). For the three months ended September 30, 2001, amounts recorded included a $16.9 million gain (net of tax expense of $11.3 million), on exchanges in the aggregate of $60.0 million of our 6% convertible subordinated notes for 6.4 million shares of our common stock, and repurchases in the aggregate of $25.0 million of our 6% convertible subordinated notes for $15.3 million paid in cash, offset by a $1.7 million loss (net of tax benefit of $1.1 million) recorded as a result of the early redemptions of $227 million of adjustable and fixed rate advances from the FHLB. For the nine months ended September 30, 2001 amounts included a $22.0 million gain (net of tax expense of $14.7 million) on exchanges in the aggregate of $90.0 million of our 6% convertible subordinated notes for 9.2 million shares of our common stock and repurchases in the aggregate of $25.0 million of our 6% convertible subordinated notes for $15.3 million paid in cash, offset by a $6.7 million loss (net of tax benefit of $3.9 million) recorded as a result of the early redemptions of $827 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning in fiscal 2003, with early adoption encouraged. We plan to adopt the requirements of SFAS 145 in our consolidated financial statements beginning in the fourth quarter of fiscal 2002.

In September 2002, the Emerging Issues Task Force reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement

No. 84, Induced Conversions of Convertible Debt. The Task Force reached a consensus that SFAS 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company has adopted EITF 02-15 effective September 12, 2002. During the three months ended September 30, 2002, no convertible debt was retired through a conversion to equity.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was $299.4 million for the nine months ended September 30, 2002. The accounting change was due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years. As required under SFAS 142, we will continue to review at least annually the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses. See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

Recent Events—Collateralized Debt Obligation

From time to time, management may engage in asset securitizations in order to manage its investment portfolio including collateralized debt obligations. Asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred.

On September 27, 2002, ETGAM transferred $50.2 million of asset-backed securities to E*TRADE ABS CDO I, Ltd (“CDO I”). In addition, a financial advisor purchased approximately $200 million of asset-backed securities on behalf of CDO I and subsequently transferred those assets to CDO I. On September 27, 2002, CDO I sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO I’s assets to investors for cash of $251.7 million. Neither the investors in beneficial interests sold by CDO I nor CDO I have recourse to ETGAM or the Company. The Company did not recognize any gain or loss from the initial sale of the asset-backed securities. ETGAM purchased, and therefore retained, $8.6 million of preference shares of CDO I. As of September 27, 2002, the preference shares were rated Baa3 by Moody’s and BBB- by Fitch. ETGAM’s retained interest is subordinate to the notes sold by CDO I and pari passu with the preference shares purchased by other preference share investors in CDO I. See Note 5 to the Unaudited Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Equity Retirements

In the nine months ended September 30, 2002, we repurchased and retired approximately 10.2 million shares of common stock for an aggregate purchase price of approximately $43.5 million. During the nine months ended September 30, 2001, we repurchased and retired 10.1 million shares of common stock for an aggregate purchase price of $52.2 million. These shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001, authorizing us to repurchase up to 50.0 million shares of common stock. Pursuant to the stock buyback program approved by the Board, we remain authorized to repurchase up to 9.3 million additional shares of common stock.

Debt Issuances and Retirements

During the nine months ended September 30, 2002, we retired $64.9 million of our 6% convertible subordinated notes in exchange for approximately 6.5 million shares of our common stock. In addition, we early redeemed $100 million of our adjustable rate advances from the FHLB.

In June 2002, ETFC formed ETFC Capital Trust V (“ETFCCT V”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT V sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.65% above the three-month LIBOR interest rate, payable quarterly, beginning in September 2002. The majority of the net proceeds, or 69%, were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 31%, were held at ETFC for debt service coverage.

In April 2002, ETFC formed ETFC Capital Trust IV (“ETFCCT IV”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IV sold at par, 10,000 shares of Floating Rate MMCapS, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. The subordinated debentures mature in 2032 and have a variable annual dividend rate at 3.70% above the six-month LIBOR interest rate, payable semi-annually, beginning in October 2002. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes.

Technology Center Financing

On July 30, 1999, we entered into a lease agreement for our 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, we posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, we exercised our purchase option, and used the cash collateral to fund the purchase on April 29, 2002.

Other Sources of Liquidity

We have financing facilities totaling $275 million to meet the needs of E*TRADE Clearing. These facilities, if used, would be collateralized by customer securities or restricted cash included in other assets. There were no borrowings outstanding under these lines as of September 30, 2002.

We also have term loans collateralized by equipment, of which $26.1 million was outstanding as of September 30, 2002. We have also entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

We currently anticipate that our available cash resources, credit facilities and liquid portfolio of equity securities will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities or otherwise meet currently anticipated needs. Our future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of technology development efforts and the success of such efforts, the success of our existing and new service offerings and competing technological and market developments. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareowners in our company will be reduced, shareowners may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. See “Risk Factors—We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock.” If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our services and products, take advantage of future opportunities or respond to competitive pressures, any of which could harm our business. See “Risk Factors—If we are unable to quickly introduce new products and services that satisfy changing customer needs, we could lose customers and have difficulty attracting new customers.”

Cash provided by operating activities was $744.4 million for the nine months ended September 30, 2002. Cash provided by operating activities resulted primarily from net loss of $222.5 million, adjusted for non-cash items totaling $528.5 million (including depreciation and amortization expenses, amortization of losses on de-designated cash flow hedges, discount accretion and other items of $229.1 million and cumulative effect of accounting change of $299.4 million), a net decrease in bank-related assets in excess of liabilities of $667.0 million, a net decrease in brokerage-related assets in excess of liabilities of $131.1 million, offset by a decrease in operating cash from derivative activity of $199.4 million and a decrease in other liabilities in excess of an increase in other assets of $160.2 million. Cash provided by operating activities was $963.4 million for the nine months ended September 30, 2001. Cash provided by operating activities resulted primarily from a net loss of $263.1 million, adjusted for non-cash items totaling $259.5 million (including depreciation and amortization expenses and discount accretion of $117.9 million and restructuring costs and other special charges, extraordinary gain on note retirement and realized and unrealized gains (losses) on investments, venture funds and other assets of $141.6 million), a net decrease in bank-related assets in excess of liabilities of $447.1 million, a net increase in brokerage-related assets in excess of liabilities of $279.5 million, an increase in other liabilities in excess of an increase in other assets of $240.4 million.

Cash used in investing activities was $204.3 million for the nine months ended September 30, 2002 and $1,117.8 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, cash used in investing activities resulted primarily from an increase in loans receivable of $357.5 million, purchases of property and equipment of $98.9 million, investing derivative activity of $64.2 million, offset by sale/maturity of securities in excess of purchases of $252.0 million and a decrease in restricted deposits and other of $64.3 million. For the nine months ended September 30, 2001, cash used in investing activities resulted primarily from an increase in loans receivable of $1,482.7 million, purchases of property and equipment of $123.0 million and an increase in restricted deposits and other of $135.3 million, offset by an excess of the net sale/maturity of investments over the purchases of investments of $623.2 million.

Cash provided by financing activities was $380.8 million for the nine months ended September 30, 2002 primarily resulting from an increase in banking deposits, net increases in securities sold under agreements to repurchase and other borrowed funds, offset by an excess of payments on advances from the FHLB. Cash provided by financing activities was $1,457.7 million for the nine months ended September 30, 2001, primarily resulting from proceeds from convertible subordinated notes, an increase in banking deposits, offset by a decrease in securities sold under agreements to repurchase and an excess of payments on advances from the FHLB.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE FINANCIAL SERVICES BUSINESS

We face competition from competitors, some of whom have significantly greater financial, technical, marketing and other resources, which could cause us to lower our prices or to lose a significant portion of our market share

The market for financial services delivered through technology-enabled media, including the Internet is rapidly evolving and intensely competitive. We expect competition to continue and intensify in the future. We face direct competition from retail and institutional brokerage firms, banks, thrifts and other savings and lending institutions, mortgage companies, specialists, market makers, insurance companies, ECNs, mutual fund companies, credit card companies, ATM providers, Internet portals, providers of equity compensation and other corporate-focused financial products, financial advisors, financial media providers and other financial products and services organizations.

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

As a significant portion of our revenues come from online investing services, downturns or disruptions in the securities markets have harmed and could further significantly harm our business, including by reducing transaction volumes and margin borrowing and increasing our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. We, like other financial services firms, are directly affected by economic and political conditions, broad trends in business and finance, and changes in volume and price levels of securities and futures transactions. Similarly, we, like other financial service firms, could be directly affected by disruptions to the securities markets caused by economic, political or technological events. The U.S. securities markets are characterized by considerable fluctuation and downturns in these markets have harmed our operating results, including our transaction volume and the rate of growth of new accounts, and could continue to do so in the future.

Significant downturns in the U.S. securities markets occurred in October 1987 and October 1989, and a significant downturn has been occurring since March 2000. Consequently, transaction volume has decreased industry-wide, and many broker-dealers, including E*TRADE Securities, have been adversely affected. The decrease in transaction volume has been more significant with respect to our less active customers, increasing our dependence on our more active Power E*TRADE and Momentum customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as security prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Clearing. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed. The possibility exists that prices and transaction volumes in U.S. securities markets will continue to move downward, either of which could harm our business going forward. Some of our competitors with more diverse product and service offerings might withstand such a downturn in the securities industry better than we could.

Downturns in the securities markets increase the risk that parties to margin lending or stock loan transactions with us will fail to honor their commitments and that the value of the collateral we hold in connection with those transactions will not be adequate, increasing our risk of losses from our margin lending or stock loan activities

We sometimes allow customers to purchase securities on margin, and we are therefore subject to the risk inherent in extending credit. This risk is especially great when the market declines rapidly and the value of the collateral we hold could potentially fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under specific regulatory guidelines, any time we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. We may risk losses if there are sharp changes in market values of many securities and the counterparties to the borrowing and lending transactions fail to honor their commitments. The significant downturn in public equity markets since their record high in March 2000 has led to a greater risk that parties to stock lending transactions may fail to meet their commitments. Any such losses could harm our financial position and results of operations.

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

A rise in interest rates may have a significant impact on our mortgage business. As interest rates have declined, we have experienced increased demand for and revenues from mortgage loans as borrowers purchase homes and refinance existing mortgages. Conversely, if interest rates increase, we would expect a potentially significant decline in our mortgage business.

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

The Bank’s diversification of its asset portfolio to include higher-yielding investments which carry a higher inherent risk of default in its portfolio may increase the risk of charge-offs which could reduce our profitability

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile loans and recreational vehicle loans, we will have to manage assets that carry a higher inherent risk of default than we have experienced with our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy continues to weaken and borrowers are less able to repay loans, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

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

If we do not act or are unable to take advantage of consolidation opportunities in the online financial services industry, or if we overextend our consolidation efforts, we could be at a competitive disadvantage, or lose our independence

There has been significant consolidation in the online financial services industry over the last several years, particularly in those financial services primarily offered on-line, and the consolidation is likely to continue and even accelerate in the future. Should we fail to take advantage of viable consolidation opportunities, we could be placed at a competitive disadvantage relative to our competitors who have taken appropriate advantage of these opportunities. Similarly, if we overextend our efforts in such a way that we acquire businesses that we are unable to integrate or properly manage, we could also be placed at a competitive disadvantage relative to competitors who did not make such consolidation investments. In addition, our diversification strategy could make us unattractive to potential acquirers whose business lines are not as diverse as ours, thereby limiting the market of potential acquirors.

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

•	effectively using new technologies;

•	effectively ensuring that the technologies we utilize are, and remain, stable and secure;

•	adapting our services and products to meet emerging industry standards; or

•	developing, introducing and marketing new services and products to meet customer demand.

If we are unable to develop and introduce enhanced or new services and products quickly enough to respond to market or customer requirements, or if they do not achieve market acceptance, our business could be harmed.

We are heavily reliant on our technology to deliver our products and services. Disruptions to or instability with our technology could harm our business

Our business is heavily reliant upon its technology to deliver products and services to our customers. Disruptions to or instability of our technology, including an actual or perceived breach of the security of our technology, could harm our business and our reputation. Further, the demand for qualified technology associates remains high within the marketplace, particularly in the financial services industry. If we were to lose our key technology personnel without replacing them with highly qualified individuals, our business could also be harmed.

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

Any of the foregoing could harm our international operations. In addition, because some of these international markets are served through license arrangements with others, we rely upon these third parties for a variety of business and regulatory compliance matters. We have limited control over the management and direction of these third parties. We run the risk that their action or inaction, including their failure to follow proper practices with respect to their own regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

Our failure to successfully integrate the companies that we acquire into our existing operations could harm our business

In recent years, we have acquired various companies and technologies, and we may also acquire other companies or technologies in the future. We regularly evaluate such opportunities. Acquisitions entail numerous risks, including, but not limited to:

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

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At September 30, 2002, we had an outstanding balance of $695.3 million in convertible subordinated notes. Combined with decreases in shareowners’ equity reflecting the facility restructuring and nonrecurring charge in

August 2001, the effects of the share buyback program through September 2002, and the cumulative effect of accounting change recorded in the quarter ended March 31, 2002, our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 49.6% as of September 30, 2002. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

Our efforts to expand recognition of the E*TRADE brand to areas of the financial services industry other than online trading may not be effective

As we diversify the scope of the products and services we offer, the brand “E*TRADE” or “E*TRADE Financial” may not be as effective for us in the future, which could harm our revenues. Our efforts to further our brand as a diversified financial services institution are largely dependent on our use of effective marketing and advertising efforts. In addition, we have made significant investments in various physical locations at which our customers and potential customers may learn about our products and services, including, but not limited to, five E*TRADE Financial Centers and over 40 E*TRADE Financial Zones located in Target Superstores. If our branding efforts are not successful, or if our physical locations are not widely accepted or utilized, we will not have used resources effectively.

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

If changes in government regulation, including banking and securities rules and regulations, favor our competition or restrict our business practices, our ability to attract and retain customers and our profitability may suffer

The securities and banking industries in the United States are subject to extensive regulation under both federal and state laws. Because E*TRADE Clearing is a clearing broker-dealer, E*TRADE Clearing has to comply with many additional laws and rules. These include rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. Our ability to comply with these rules depends largely on the establishment and maintenance of a qualified compliance system. We are also subject to additional laws and rules as a result of our specialist and market maker operations in Dempsey.

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

Because we operate in industries subject to extensive regulation, the competitive landscape in our industry can change significantly as a result of new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules

There can be no assurance that federal, state or foreign agencies will not further regulate our business. We may also be subject to additional regulation as the market for online commerce evolves. We may also be subject to federal, state or foreign money transmitter laws and state and foreign sales or use tax laws. If such laws are enacted or deemed applicable to us, our business or operations could be rendered more costly or burdensome, less efficient or even impossible. Any of the foregoing could harm our business, financial condition and operating results.

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE and the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Our ability to comply with all applicable laws and rules is largely dependent on our establishment, maintenance and enforcement of an effective compliance system. Our failure to establish and enforce proper compliance procedures, or failure of any of our associates to follow these procedures and applicable laws and regulations, regardless of whether such failure is intentional, could subject us to significant losses, disciplinary or other actions due to actual or claimed noncompliance in the future, which could harm our business.

If we do not maintain the capital levels required by regulators, we may be fined or forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a securities firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, regardless of the basis for such charge, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could harm our business. See Note 19 to our most current financial statements for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Core Capital to adjusted tangible assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Core Capital to adjusted tangible assets ratios. See Note 19 to our most recent financial statements for the capital adequacy requirements for the Bank for the current reporting period.

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

As a Savings and Loan Holding Company, we are subject to regulations that could restrict our ability to take advantage of good business opportunities and that may be burdensome to comply with

We are subject to regulation as a savings and loan holding company. As a result, we, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and us, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Graham-Leach-Bliley Act, our activities are now restricted to activities that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature, if those investments are engaged in for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

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

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may incur operating losses in the future. We reported net losses of $222.5 million for the nine months ended September 30, 2002, which includes an extraordinary gain on extinguishment of debt of $3.2 million and a cumulative effect of accounting change of $(299.4) million, net loss of $241.5 million in fiscal 2001, which includes facility restructuring and other nonrecurring charges of $202.8 million, net income of $19.2 million in fiscal 2000 and net loss of $56.8 million in fiscal 1999. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

Similarly, from time to time we provide certain guidance or forward looking statements concerning our expected operating metrics for a particular future period, based on good faith estimates. As set forth more particularly in our standard “safe harbor” statements, we cannot assure you that we will meet or exceed any expected operating metrics for any particular period.

The market price of our common stock may continue to be volatile which could cause litigation against us and the inability of shareowners to resell their shares at or above the prices at which they acquired them

From January 1, 2001 through September 30, 2002, the price per share of our common stock has ranged from a high of $15.38 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which may be beyond our control, including:

•	quarterly variations in operating results;

•	volatility in the stock market;

•	volatility in the general economy;

•	large block transactions in our common stock by institutional investors:

•	changes in investor sentiment;

•	changes in interest rates;

•	announcements of acquisitions, technological innovations or new software, services or products by us or our competitors;

•	media, publicity and/or public perception to the Company, its sector or its competitors; and

•	changes in financial estimates and recommendations by securities analysts.

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

Attempts to acquire control of E*TRADE may also be delayed or prevented by our stockholder rights plan. The stockholder rights plan is designed to enhance the ability of our Board of Directors to protect shareowners against, among other things, unsolicited attempts to acquire control of E*TRADE that do not offer an adequate price to all shareowners or are otherwise not in the best interests of the company and our shareowners. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

Interest Rate Sensitivity

During the nine months ended September 30, 2002, we had variable rate term loans of approximately $26.1 million outstanding. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at September 30, 2002, the interest payments would increase by an immaterial amount.

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

To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based revenues and operating expenses, we routinely hedge our material net non-U.S. dollar-based exposures by entering into foreign exchange forward contracts. Currently, hedges of transactions do not extend beyond twelve months and are immaterial. Given the short-term nature of our foreign exchange forward contracts, our exposure to risk associated with currency market movement on the instruments is not material.

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

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At September 30, 2002, approximately 68% of the market value of the Bank’s total assets were comprised of residential mortgages and mortgaged-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout the first nine months of 2002. The market value of the trading portfolio at September 30, 2002 was $325 million. The trading portfolio at September 30, 2002 was predominantly investment-grade collateralized mortgage obligations and agency mortgage-backed securities.

Scenario Analysis

Scenario analysis is a more advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a Net Present Value of Equity figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up and down of 100, 200 and 300 basis points. The sensitivity of NPVE as of September 30, 2002 and December 31, 2001 and the limits established by the Board of Directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of September 30, 2002	Change in NPVE As of December 31, 2001	Board Limit

+ 300	-33%	-13%	-55%

+ 200	-20%	-11%	-30%

+ 100	- 8%	- 6%	-15%

Base Case	—	—	—

-100	1%	3%	-15%

-200	- 1%	- 7%	-30%

-300	N/A*	-29%	-55%

*	Change in NPVE is deemed unrealistic because it would result in substantially negative short-term rate.

The increase in NPVE sensitivity in the +200 and +300 scenarios was the result of active interest rate sensitivity management by the Bank. Given an environment of declining rates and increasing mortgage refinancing, the Bank terminated interest rate derivatives that hedged the market value in rising interest rate scenarios. This action was taken to maximize value as rates declined, while maintaining up-rate sensitivities within Board prescribed limits. As of September 30, 2002, the Bank’s overall interest rate risk exposure would be classified as “moderate” under the criteria published by the Bank’s regulator, the OTS.

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (“Evaluation Date”) within 90 days before the filing of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)  Change in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper. The action alleges, among other things, that our advertising regarding our commission rates and ability to execute transactions through our online brokerage service was false and deceptive. The action seeks injunctive relief, and unspecified compensatory damages, punitive damages and attorney’s fees. On June 1, 1999, the Court entered an order denying plaintiffs’ motion for class certification. On January 25, 2000, the Court ordered plaintiff to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. In July 2001, Plaintiff filed an arbitration claim with the National Association of Securities Dealers, Inc., and in October 2001, we submitted our answer. Subsequently, a NASD arbitration panel issued a ruling indicating that it would not assert jurisdiction over plaintiff’s representative claims and scheduled the hearing of plaintiff’s individual claims for arbitration for October 14, 2002. Subsequently, the NASD cancelled the October 14, 2002 hearing of this arbitration and rescheduled this arbitration to May 12, 2003. At this time, we are unable to predict the ultimate outcome of this matter.

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

On March 11, 1999, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Elie Wurtman. The action alleges, among other things, that Plaintiff experienced problems accessing his account and placing orders and seeks injunctive relief and unspecified damages for negligence and violations of the Consumer Legal Remedies Act and California Unfair Business Practices Act. After the Court of Appeal affirmed the Superior Court’s previous ruling denying our Motion to Compel Arbitration, we demurred to Plaintiff’s Amended Complaint. Thereafter, Plaintiff filed his First Amended Complaint on or about March 21, 2001, and we filed an Answer on April 3, 2001, denying Plaintiff’s claims. Following the September 19, 2002 hearing of Plaintiff’s motion for class certification, the Court issued an order denying class certification in this matter, and on or about October 22, 2002, Plaintiff filed notice of his intent to appeal the trial court’s ruling denying class certification. At this time, we are unable to predict the ultimate outcome of this proceeding.

In the ordinary course of its business, E*TRADE Securities, Incorporated engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities, Incorporated. Subsequently, E*TRADE Securities, Incorporated redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, (“Wedbush”), Nomura Securities, Inc., (“Nomura”) and Fiserv Securities, Inc., (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities, Incorporated in connection with the GENI and other stock loan transactions. Additional actions may be pursued in the future against additional third parties for recovery of some or all of the losses that may ultimately be suffered in these transactions.

By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, we are unable to predict the outcome of this dispute.

By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities, Inc. for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. This case is scheduled to be placed in the trial pool on January 31, 2003; however, a trial date has not been set. At this time, we are unable to predict the ultimate outcome of this dispute.

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities, Inc. for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorneys fees and other relief from Nomura. At this time, we are unable to predict the ultimate outcome of this dispute.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Chairman of the Board and Chief Executive Officer, and each current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Before defendants were obligated to answer this complaint, Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry seeks damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. On or about April 30, 2002, demurrers (motions to dismiss) to Mr. Barry’s First Amended

Shareholder Derivative Complaint were filed on behalf of nominal defendant E*TRADE Group, Inc., and the individually-named members of the Company’s Board of Directors, contending, among other things, that the Court must dismiss Mr. Barry’s complaint because he failed to satisfy his legal obligation to raise his concerns with the Company’s Board of Directors before commencing legal action. Subsequently, on May 23, 2002, all parties agreed to enter into a memorandum of understanding to settle the matter under the terms of which the Company has agreed, among other things, without admitting any wrongdoing or liability, to make certain corporate governance enhancements and to pay certain fees and costs incurred by Mr. Barry in prosecuting this action. On September 17, 2002, the Court preliminarily approved the parties’ proposed settlement and set a hearing for final approval for December 4, 2002.

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

We maintain insurance coverage in such amounts and with such coverages, deductibles and policy limits as management believes are reasonable and prudent and has recently renewed its insurance coverages. The principal insurance coverage we maintain covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

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

In March 2002, the Company authorized the issuance of an aggregate of 78,928 shares of Company common stock in connection with its acquisition of E*TRADE’s Nordic subsidiary. No underwriters were involved, and there were no underwriting discounts or commissions. The shares were originally issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On August 20, 2002, the Company filed a registration statement with the SEC for the resale of these 78,928 shares. The registration statement was declared effective on September 25, 2002.

In May 2002, the Company issued 3,380,879 shares of common stock to E*TRADE Japan K.K. in a transaction in which E*TRADE Japan K.K. purchased these shares of Company common stock and the Company purchased 62,500 shares (as adjusted to reflect a 2-for-1 stock split on July 19, 2002) of E*TRADE Japan K.K. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On August 20, 2002, the Company filed a registration statement with the SEC for the resale of these 3,380,879 shares. The registration statement was declared effective on September 25, 2002.

In May 2002, the Company authorized the issuance of an aggregate of 2,100 shares of Company common stock in connection with the exercise of certain warrants to purchase shares of the Company’s common stock which were assumed in connection with the Company’s acquisition of Telebanc. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

In June 2002, the Company issued 9,400,042 shares of common stock in connection with the acquisition of Tradescape Technology Holdings, Inc. and Tradescape Momentum Holdings, Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On September 30, 2002, the Company filed a registration statement with the SEC for the resale of these 9,400,042 shares and an additional 2,350,010 shares, held in escrow under the terms of the acquisition agreement.

In July 2002, the Company issued 474,496 shares of common stock in connection with the acquisition of a license to software from A.B. Watley Group Inc. on April 8, 2002. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On August 20, 2002, the Company filed a registration statement with the SEC for the resale of these 474,496 shares. The registration statement was declared effective on September 25, 2002.

Item 3.    Defaults Upon Senior Securities—Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits—None

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

On August 12, 2002, the Company filed a Current Report on Form 8-K to report that on August 12, 2002, pursuant to the Securities and Exchange Commission Order 4-460, the Company’s Chief Executive Officer and Chief Financial Officer furnished their certifications of the Company’s Exchange Act filings, in the form prescribed by the SEC and without qualification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2002
E*TRADE Group, Inc. (Registrant)

By	/s/ CHRISTOS M. COTSAKOS
Christos M. Cotsakos Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Christos M. Cotsakos, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of E*TRADE Group, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	By:	/s/ CHRISTOS M. COTSAKOS
Christos M. Cotsakos Chairman of the Board and Chief Executive Officer

I, Leonard C. Purkis, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of E*TRADE Group, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002	By:	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer