Form 10-K
period 2002-12-31
E TRADE GROUP INC
filed 2003-03-27
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-11921

E*TRADE Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4500 Bohannon Drive, Menlo Park, CA 94025

(Address of principal executive offices and zip code)

(650) 331-6000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class

Common Stock—$0.01 par value

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

As of June 28, 2002, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $1,783,507,000 (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 28, 2002, there were 368,384,496 shares of common stock and 1,661,744 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held May 22, 2003, to be filed hereafter (incorporated into Part III hereof).

E*TRADE GROUP, INC.

FORM 10-K ANNUAL REPORT

For the Fiscal Year ended December 31, 2002

		Page
PART I

Item 1.	Business	1

	Overview	1

	Domestic Retail Brokerage	2

	Banking	3

	Required Financial Data	4

	Global and Institutional	17

	Competition	18

	Regulation	18

Item 2.	Properties	19

Item 3.	Legal and Administrative Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	23

Item 6.	Selected Consolidated Financial Data	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	Overview	26

	Summary of Critical Policies and Estimates	27

	Results of Operations	31

	Liquidity and Capital Resources	44

	Impact of Recently Issued Accounting Pronouncements	50

	Risk Factors	51

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 8.	Consolidated Financial Statements and Supplementary Data	62

	Independent Auditors’ Report	63

	Report of Independent Public Accountants	64

	Consolidated Balance Sheets as of December 31, 2002 and 2001	65

	Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	66

	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	67

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	70

	Notes to Consolidated Financial Statements:

	Note 1—Organization and Basis of Presentation	72

	Note 2—Summary of Significant Accounting Policies	73

	Note 3—Business Combinations	83

	Note 4—Brokerage Receivables, Net and Brokerage Payables	88

	Note 5—Mortgage-Backed Securities, Available-for-Sale	89

	Note 6—Loans Receivable, Net	90

	Note 7—Investments	92

	Note 8—Property and Equipment, Net	99

	Note 9—Other Assets	100

i

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

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and E*TRADE FINANCIAL, are trademarks or registered trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are also registered outside the United States.

ii

PART I

Item 1.     Business

OVERVIEW

E*TRADE Group, Inc. is a diversified financial services company that offers a wide range of financial products and services under the brand “E*TRADE Financial.” Our core strategy is to create value for customers and competitive advantage by utilizing technology to provide brokerage, banking and lending products, primarily through electronic delivery channels. We offer products and services to retail, corporate and institutional customers, and operate in multiple countries around the world. Retail customers can move money electronically between brokerage, banking and lending accounts and have access to physical touchpoints that include E*TRADE Centers in selected cities and over 15,000 E*TRADE automated teller machines (“ATMs”) located throughout the United States. Corporate clients utilize our employee stock plan administration and options management tools. Institutional customers enjoy access to a broad range of brokerage products and services, including cross-border trading and independent research.

We divide our business into four segments—Domestic Retail Brokerage, Wealth Management, which is combined with Domestic Retail Brokerage, Banking and Global and Institutional.

E*TRADE’s Domestic Retail Brokerage segment includes online investing and trading; automated order placement and execution of market and limit equity orders; streaming quotes; advanced trading platforms for active traders; personalized portfolio tracking; charting and quote applications; access to nearly 3,000 non-proprietary and proprietary mutual funds; bond trading and proprietary bond funds; access to separate account money management; individual retirement accounts; college savings plan products; and real-time market commentary, real-time quotes and news.

E*TRADE’s Wealth Management segment includes mutual fund operations, the E*TRADE Business Solutions Group, Inc. (“BSG”) and other services focused on retirement and 401(k) rollover programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from corporate operations. Our Wealth Management business currently is not material to our consolidated results and has characteristics comparable to the offerings of other retail brokerage firms; accordingly we have aggregated Wealth Management with Domestic Retail Brokerage.

E*TRADE’s Banking segment offers a range of Federal Deposit Insurance Corporation (“FDIC”) insured products, including certificates of deposit, money market and savings accounts and interest-bearing checking accounts. Services also include a range of lending products, including first and second variable and fixed rate mortgages, home equity loans and other consumer loans to finance automobiles, marine and recreational vehicles.

E*TRADE’s Global and Institutional segment provides online retail brokerage services to international retail customers and financial services to institutional investors.

For further discussion on our segments, see Note 30 of Item 8. Consolidated Financial Statements and Supplementary Data.

E*TRADE’s corporate offices are located at 4500 Bohannan Drive, Menlo Park, California 94025. We also maintain significant corporate and operational offices in Arlington, Virginia and New York City, New York and major administrative facilities near Sacramento, California and Atlanta, Georgia. Finally we maintain significant operational facilities in Orange County, California and Chicago, Illinois. E*TRADE was incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,500 employees. Our website address is http://www.etrade.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to the forgoing, available free of charge at our website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission (“SEC”).

DOMESTIC RETAIL BROKERAGE

Our Domestic Retail Brokerage business is primarily comprised of the activities of E*TRADE Securities, LLC (“E*TRADE Securities”), an SEC registered broker-dealer, its securities clearing firm, E*TRADE Clearing LLC (“E*TRADE Clearing”) a member of the New York Stock Exchange (“NYSE”), Dempsey & Company, LLC, (“Dempsey”) a specialist and market-making firm and E*TRADE Professional Trading, LLC (“E*TRADE Professional Trading”), a direct access brokerage firm for active online traders. E*TRADE completed its acquisitions of Dempsey and E*TRADE Professional Trading in fiscal 2001 and fiscal 2002, respectively.

Products and Services.    Domestic Retail Brokerage services are based upon proprietary transaction-enabling technology and are designed to serve the needs of self-directed investors. Our services include: fully-automated stock, option, fixed income and mutual fund order processing; online investment portfolio tracking; and providing financial market news and information. We offer our services to customers 24 hours a day, seven days a week through the Internet, automated telephone service, Internet-enabled wireless devices, direct modem access and live telephone representatives.

Customers can access us in person at any one of our E*TRADE Financial Centers or E*TRADE Financial Zones for help in opening a new account or guidance with an existing account. E*TRADE Financial Centers in New York City, San Francisco, Beverly Hills, Boston and Denver offer personal access to our team of licensed relationship specialists. The Centers offer a full suite of services for investors to open an account and review available products. Existing customers can use self service kiosks to access their accounts, make deposits to brokerage accounts, place trades or use our ATMs. E*TRADE Financial Zones are located in Super Target stores and offer ATM access to customers and certain brokerage services. Customers can also speak with a relationship specialist to receive help with their accounts, make deposits to brokerage accounts and learn about our full line of products and services.

Market-Making Activities.    Market-making activities in listed and over-the-counter issues are conducted by Dempsey, a Chicago Stock Exchange specialist. A specialist is a broker-dealer authorized by an exchange to be a party through which all trading on the floor of the exchange is transacted. Trading gains and losses result from these activities. While a significant portion of security trades originated by the clients of E*TRADE Securities are directed to Dempsey, a large percentage of Dempsey’s trading volume comes from parties other than E*TRADE Securities. Dempsey is also a member of the Boston Stock Exchange and the Cincinnati Stock Exchange. A wholly-owned Dempsey subsidiary is a market maker in the National Market System (“Nasdaq”) and bulletin board securities. Dempsey is also a clearing member of the National Securities Clearing Corporation. GVR Company, LLC (“GVR”) is a wholly-owned subsidiary of Dempsey. GVR is a broker-dealer registered with the SEC, a member of the NASD, and a clearing member of the National Securities Clearing Corporation. GVR operates as a market-maker in over-the-counter equity securities, primarily those traded on the Nasdaq and on the OTC Bulletin Board.

Clearing Operations.    Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing our own clearing operations allows E*TRADE Clearing to retain customer free credit balances and securities for use in margin lending activities subject to Regulation T and the New York Stock Exchange Rule 431. E*TRADE Clearing has an agreement with BETA Systems, through January 2006, for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting and other services necessary to manage a brokerage clearing business.

On August 30, 2002, E*TRADE Securities, Incorporated was reorganized and renamed E*TRADE Securities, LLC. Also, on September 3, 2002, E*TRADE Clearing LLC became the clearing firm for E*TRADE Securities. E*TRADE Clearing (formerly E*TRADE Institutional Securities, Inc.) is a wholly-owned indirect subsidiary of the Company. In connection with the above, all cash balances and security positions in customer accounts previously maintained by E*TRADE Securities and associated liabilities were transferred to E*TRADE

Clearing on September 3, 2002, and E*TRADE Clearing began performing clearance and settlement services for cash and margin accounts of customers of E*TRADE Securities.

The clearing arrangement involves a sharing of responsibilities pursuant to a written contract between E*TRADE Clearing, as clearing broker, and E*TRADE Securities, as introducing broker. As introducing broker, E*TRADE Securities is responsible for contact with customers, including opening customer accounts, responding to general customer inquiries and placing customer orders with E*TRADE Clearing. As clearing broker, E*TRADE Clearing provides back office functions, including centralized cashiering, settlement of securities transactions with clearing houses, preparing customer trade confirmations and statements, safeguarding funds and securities in customer accounts and extending credit to margin customers and other services.

Margin Lending.    We make margin loans to customers that are exclusively collateralized by customer securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and our internal policies, which are more stringent than the Federal Reserve and NYSE requirements. In permitting customers to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us below the customers’ indebtedness before the collateral can be sold, which could result in losses to us.

Securities Lending and Borrowing.    We borrow securities both to cover customer short sales and to complete customer transactions in the event a customer fails to deliver securities by the required settlement date. We collateralize such borrowings by depositing cash or securities with the lender and receive a rebate (in the case of cash collateral) or pay a fee calculated to yield a negotiated rate of return. When lending securities, we receive cash or securities and generally pay a rebate (in the case of cash collateral) to the other party in the transaction. Securities lending and borrowing transactions are generally conducted pursuant to written and/or oral agreements with counterparties requiring that the securities borrowed be “marked-to-market” on a daily basis through the facilities of the various national clearing organizations.

BANKING

We offer retail banking products and services through E*TRADE Bank (the “Bank”), which is the nation’s eighth largest Office of Thrift Supervision (“OTS”) regulated financial institution based on total assets as of December 31, 2002. Our branchless structure permits us to serve customers nationwide. The Bank has three primary subsidiaries, E*TRADE Access, Inc. (“E*TRADE Access”), which operates an independent network of ATMs in the United States and Canada, E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct to consumer mortgage loan originator and Ganis Credit Corporation (“Ganis”), a consumer recreational vehicle (“RV”), marine and other consumer loan originator.

Products and Services.    The Bank offers a full suite of consumer banking products and services, which are delivered through the Internet, telephone and ATMs. We offer interest checking accounts, money market and savings accounts and certificates of deposit. We also offer first- and second-lien residential mortgage loans, home equity loans and home equity lines of credit (“HELOC”) through E*TRADE Mortgage. Customers can access E*TRADE Mortgage by way of telephone, e-mail or through a proprietary “web chat” system. We also offer RV, marine and other consumer loans by telephone and online. In September 2002, we began offering proprietary credit cards on a limited basis.

In 2002, E*TRADE Mortgage originated approximately $6.2 billion in mortgages, which were generally resold to other institutions. E*TRADE Mortgage originated $0.4 billion in HELOCs, which were transferred to the Bank portfolio. We also purchased $5.9 billion in mortgage loans through our correspondent network in 2002.

REQUIRED FINANCIAL DATA

The data presented below is provided in compliance with the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” Prior to its January 2000 acquisition by E*TRADE, the Bank reported its results of operations on a calendar year basis. Prior to 2001, E*TRADE reported on a fiscal year ending September 30. The financial information below for fiscal 1998 includes the results of the Bank for the twelve-month period ended December 31.

Lending Activities

General.    We offer first- and second-lien residential mortgage loans, home equity loans and HELOCs through E*TRADE Mortgage; RV, marine and other consumer loans through Ganis; and we purchase pools of mortgage, automobile and RV loans in the secondary market.

Loan Portfolio Composition.    At December 31, 2002, our net loans receivable, including loans held-for-sale, totaled $7.4 billion or 43% of total bank assets, of which approximately $3.4 billion, or 47% consisted of one- to four-family residential mortgage loans. Automobiles, RV and marine loans amounted to $3.3 billion or 46% of our total gross loan portfolio. Multi-family, commercial, mixed-use real estate, home equity lines of credit, second mortgage loans and other loans amounted to $521 million, or 7%, of our total gross loan portfolio. During the third quarter of fiscal 2002, the Bank reclassified a portion of its held-for-investment loans to held-for-sale to reposition the portfolio for the future sale of these loans, consistent with our plan to achieve a more diversified loan portfolio through the future purchase and acquisition of consumer loans. During the fourth quarter of fiscal 2002, the Bank acquired $1.9 billion of consumer loans as a result of the purchase of Ganis.

The following table presents information concerning our banking loan portfolio, in dollar amounts and in percentages, by type of loan (dollars in thousands):

	December 31, 2002%		December 31, 2001%		September 30, 2000%		September 30, 1999%		September 30, 1998%
Real estate loans:
One- to four-family fixed-rate	$1,877,265	26.05%	$3,672,512	45.95%	$1,583,129	37.45%	$1,391,254	63.69%	$466,850	50.76%
One- to four-family adjustable-rate	1,502,224	20.86	2,645,952	33.11	2,635,955	62.36	785,821	35.98	430,319	46.79
Home equity lines of credit and second mortgage loans	354,768	4.93	23,059	0.29	4,042	0.10	1,024	0.05	5,895	0.64
Multi-family	106	—	183	—	203	0.01	1,330	0.06	3,223	0.35
Commercial	13,397	0.19	1,981	0.03	2,717	0.06	3,050	0.14	8,916	0.97
Mixed-use	121	—	635	0.01	503	0.01	945	0.04	929	0.10
Land	—	—	—	—	—	—	279	0.01	316	0.03

Total real estate loans(1)	3,747,881	52.03	6,344,322	79.39	4,226,549	99.99	2,183,703	99.97	916,448	99.64

Consumer and other loans:
Automobiles loans	1,481,695	20.57	1,436,407	17.97	224	0.01	430	0.02	2,758	0.30
Recreational vehicles loans	1,366,876	18.98	198,643	2.49	—	—	—	—	—	—
Marine loans	453,783	6.30	—	—	—	—	—	—	—	—
Other	152,645	2.12	12,237	0.15	82	—	255	0.01	554	0.06

Total consumer and other loans	3,454,999	47.97	1,647,287	20.61	306	0.01	685	0.03	3,312	0.36

Total loans(1)	7,202,880	100.00%	7,991,609	100.00%	4,226,855	100.00%	2,184,388	100.00%	919,760	100.00%

Add (deduct):
Premiums (discounts) and deferred fees on loans	190,506		38,722		(43,171)		(22,718)		(9,989)
Allowance for loan losses	(27,666)		(19,874)		(10,930)		(7,161)		(4,766)
Other	—		—		—		—		(151)

Total	162,840		18,848		(54,101)		(29,879)		(14,906)

Loans receivable, net(1)(2)	$7,365,720		$8,010,457		$4,172,754		$2,154,509		$904,854

(1)	Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $1,812,739 at December 31, 2002, $1,616,089 at December 31, 2001, $95,400 at September 30, 2000, $89,862 at September 30, 1999 and $117,928 at September 30, 1998.
(2)	The largest concentrations of mortgage loans at December 31, 2002 are located in California (32.4% of the portfolio), New York (7.9% of the portfolio) and Virginia (6.2% of the portfolio).

Maturity of Loan Portfolio.    The following table shows, as of December 31, 2002, the dollar amount of loans maturing in our portfolio in the time periods indicated. This information includes scheduled principal repayments, based on the loans’ contractual maturities. The table below does not include any estimate of prepayments. Prepayments may significantly shorten the average life of a loan and may cause our actual repayment experience to differ from that shown in the following table (in thousands):

	Due in One Year or Less	Due in One to Five Years	Due After Five Years	Total
Real estate loans:
One- to four-family fixed-rate	$64	$2,921	$1,874,280	$1,877,265
One- to four-family adjustable-rate	20	607	1,501,597	1,502,224
Home equity lines of credit and second mortgage loans	29	513	354,226	354,768
Multi-family	—	—	106	106
Commercial	—	13,067	330	13,397
Mixed-use	—	7	114	121

Total real estate loans	113	17,115	3,730,653	3,747,881

Consumer and other loans:
Automobiles loans	14,566	1,386,470	80,659	1,481,695
Recreational vehicles loans	272	16,251	1,350,353	1,366,876
Marine loans	136	3,765	449,882	453,783
Other	11,628	89,403	51,614	152,645

Total consumer and other loans	26,602	1,495,889	1,932,508	3,454,999

Total loans	$26,715	$1,513,004	$5,663,161	$7,202,880

The following table shows, as of December 31, 2002, the dollar amount of our loans distinguishing between those with fixed interest rates and those with adjustable interest rates (in thousands):

	Fixed Rates	Adjustable Rates	Total
Real estate loans:
One- to four-family	$1,877,265	$1,502,224	$3,379,489
Home equity lines of credit and second mortgage loans	51,458	303,310	354,768
Multi-family	—	106	106
Commercial	1,072	12,325	13,397
Mixed-use	121	—	121

Total real estate loans	1,929,916	1,817,965	3,747,881

Consumer and other loans:
Automobiles loans	1,481,695	—	1,481,695
Recreational vehicles loans	1,366,876	—	1,366,876
Marine loans	453,783	—	453,783
Other	152,623	22	152,645

Total consumer and other loans	3,454,977	22	3,454,999

Total loans	$5,384,893	$1,817,987	$7,202,880

The one- to four-family real estate loans include $1.6 billion as held-for-investment (“HFI”) loans and $1.8 billion in held-for-sale loans (“HFS”). Over 50% of the HFI one- to four-family loans are fixed rate and over 55% of the HFS one- to four-family loans are fixed rate.

Purchase and Origination of Loans.    The following table shows our loan purchases and originations during the periods indicated (in thousands):

Loan Purchases and Originations
Year Ended:
December 31, 2002	$15,243,492
December 31, 2001	$13,458,127
September 30, 2000	$2,658,940
September 30, 1999	$1,806,019
September 30, 1998	$518,000
Three Months Ended:
December 31, 2000	$1,080,290

The following table shows our loan purchase, sale and repayment activity during the periods indicated including loans acquired through business combinations (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Loans receivable—net, at beginning of period	$8,010,457	$5,039,602	$4,172,754	$2,154,509
Loan purchases and originations:
One- to four-family variable-rate	3,565,449	4,451,489	834,936	2,235,900
One- to four-family fixed-rate	8,921,213	6,988,688	161,681	423,027
Consumer and other loans	2,756,830	2,017,950	83,673	13

Total loan purchases and originations	15,243,492	13,458,127	1,080,290	2,658,940

Loans sold	(12,011,864)	(7,899,991)	(5,062)	(232,209)
Loans repurchased	—	1,189	—	(417)
Loans repaid	(3,948,424)	(2,653,385)	(209,721)	(424,283)

Total loans sold, repurchased and repaid	(15,960,288)	(10,552,187)	(214,783)	(656,909)

Net change in deferred discounts and loan fees	105,715	74,010	2,982	20,252
Net transfers to real estate owned and repossessed assets	(25,864)	(1,786)	(6)	(269)
Net change in allowance for loan losses	(7,792)	(7,309)	(1,635)	(3,769)

Increase (decrease) in total loans receivable	(644,737)	2,970,855	866,848	2,018,245

Loans receivable—net, at end of period	$7,365,720	$8,010,457	$5,039,602	$4,172,754

Our primary method of purchasing loans is through the secondary market, utilizing our correspondent network. We purchase loans in pools made up of multiple whole loans. In fiscal 2002, we purchased 4,448 pools with 10,527 loans. In fiscal 2001, we purchased 1,649 pools with 15,346 loans. In the three months ended December 31, 2000, we purchased 231 pools with 3,063 loans. In fiscal 2000, we purchased 851 pools with 7,047 loans.

In fiscal 2002, we originated $19.3 million in consumer auto loans. We did not originate any non-mortgage consumer loans during fiscal 2001, the three months ended December 31, 2000 or fiscal 2000. To service our loan portfolio, we enter into loan servicing contracts with multiple third party servicers.

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

Non-performing Assets.    Loans for which payment of principal or interest is 90 days past due, as well as other loans considered uncollectible, are placed on non-accrual status. All non-accrual loans are considered non-performing. Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Accretion of deferred loan fees is discontinued for non-accrual loans. The Company’s method of accounting for payments received on non-accrual loans is to recognize payments as interest income when the loan is considered collectible and to apply payments to principal when it is doubtful that principal and interest will be fully recovered.

Real Estate Owned and Repossessed Assets.    At acquisition, we record Real Estate Owned (“REO”) and repossessed assets at estimated fair value less estimated selling costs. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes a valuation allowance for REO and repossessed assets through a charge to income if the carrying value of a property exceeds its estimated fair value less estimated selling costs.

As of December 31, 2002, our REO and repossessed assets consisted of $1.6 million of one to four-family real estate loans, $1.4 million of automobile loans and $3.7 million of RV loans.

The following table presents information about our non-accrual loans and other repossessed assets at the dates indicated (in thousands):

	December 31, 2002	December 31, 2001	September 30, 2000	September 30, 1999	September 30, 1998
Real estate loans:
One- to four-family	$22,497	$20,595	$11,391	$7,595	$7,727
Home equity lines of credit and second mortgage loans	81	—	—	21	255
Commercial	—	—	657	664	372
Land	—	—	—	—	316
Automobiles loans	2,277	91	—	—	—
Marine loans	94	—	—	—	—
Recreational vehicles loans	1,486	—	—	—	—
Other	53	—	—	60	205

Total non-performing loans, net	26,488	20,686	12,048	8,340	8,875
Total REO and other repossessed assets, net	6,723	3,328	850	539	1,460

Total non-performing assets, net	$33,211	$24,014	$12,898	$8,879	$10,335

Total non-performing assets, net, as a percentage of total bank assets	0.19%	0.18%	0.14%	0.21%	0.45%

Total loss allowance as a percentage of total non-performing loans, net	104.45%	96.07%	90.72%	85.86%	53.70%

During fiscal 2002, our non-performing assets increased by $9.2 million, or 38%, to $33.2 million at December 31, 2002 from $24.0 million at December 31, 2001. This increase was attributable primarily to the

Bank’s decision to shift a portion of its assets into consumer loans which are higher-yielding asset classes that have higher risk characteristics.

If our non-accruing loans as of December 31, 2002 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $1.4 million in fiscal 2002. In fiscal 2002, $0.6 million of interest was recognized on non-accrual loans.

Special Mention Loans.    In certain situations, a borrower’s past credit history may cast doubt on the borrower’s ability to repay under the loan’s contractual terms, whether or not the loan is delinquent. Such loans, classified as “special mention” loans, continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $31.0 million of the total loan portfolio at December 31, 2002, and are actively monitored.

Allowance for Loan Losses.    As an investor in mortgage and consumer loans, we recognize that we will experience credit losses. We believe the risk of credit loss varies based on a variety of factors including the following:

•	type of loan;
•	creditworthiness of the borrower over the term of the loan;
•	general economic conditions; and
•	in the case of a secured loan, the type and quality of the loan’s security and the loan-to-value ratio.

Our policy is to maintain an adequate allowance for loan losses based on a variety of factors including the following:

•	our historical loan loss experience;
•	regular reviews of delinquencies and loan portfolio quality;
•	the industry’s historical loan loss experience for similar asset types; and
•	evaluation of economic conditions.

We increase our allowance for loan losses when we estimate that losses have been incurred by charging provisions for probable loan losses against income. Charge-offs reduce the allowance when losses are recognized.

In establishing the allowance for loan losses, we record specific allowances for probable losses that we have identified for commercial and certain large dollar real estate and consumer loans specifically reviewed for impairment. We provide a general allowance for estimated expected losses for real estate and consumer loans not specifically reviewed. The allowances established by management are subject to review and approval by the Bank’s board of directors. Each month, we review the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

•	the composition and quality of the portfolio;
•	delinquency levels and trends;
•	expected losses for the next twelve months;
•	current charge-off and loss experience;
•	current industry charge-off and loss experience;
•	the condition of the real estate market and geographic concentrations within the loan portfolio; and
•	current general economic and market conditions.

We recorded a net increase of $7.8 million in the allowance for loan losses from December 31, 2001 to December 31, 2002. The increase resulted from the addition of a $14.4 million allowance acquired from the purchase of Ganis, a provision of $14.7 million, offset by net charge-offs of $21.3 million. As of December 31, 2002, the total allowance for loan losses was $27.7 million, of which $166,100 represented reserves established by management for probable losses on specific loans. See also Notes 2 and 6 of Item 8. Consolidated Financial Statements and Supplementary Data.

The general allowance is computed on loans based on an assessment of loans not specifically reviewed. Our policy requires that the level of the provision is, at a minimum, sufficient to absorb twelve months of projected losses for all loan types because we believe this is indicative of the probable losses inherent in the loan portfolio at that date. It may be appropriate after considering the factors detailed above to increase the level of the general allowance in excess of twelve months of expected losses to account for uncertainties in the economy. In determining the adequacy of the general allowance, the assumptions underlying the twelve-month loss projection are validated through analyzing actual loss experience, industry loss experience and changes in portfolio quality. Consideration is given to changes in economic conditions and the potential impact on the loan portfolio’s performance. For loan portfolios that are considered unseasoned and lacking in meaningful historic loss data, we utilize appropriate industry charge-off and loss rates as a proxy for the bank’s actual loss experience. As the loan portfolios season and actual loss data matures, we rely on industry loss experience as a validation tool and not the final determinant of projected losses.

The loan loss provision recorded for fiscal 2002 was based upon our assessment of the required allowances at December 31, 2002. The increase in the loan loss provision as compared to fiscal 2001 is principally attributable to the increased level of charge-offs resulting from a higher concentration in consumer loan types that typically experience charge-offs at a higher rate than single-family mortgage loans. We believe that the level of our loan loss allowance is adequate to cover probable losses inherent in our portfolio at December 31, 2002.

The addition to our portfolio of $2.8 billion of consumer automobile, marine and RV loans, which traditionally have a higher loss experience than residential mortgages, creates additional credit risk. Historical charge-offs were $32.0 million in fiscal 2002, $5.6 million in fiscal 2001, $12,000 for the three months ended December 31, 2000 and $253,000 in fiscal 2000. Based on our analysis of the loan portfolio’s historic loss experience and our estimate of projected losses inherent in the loan portfolio we believe the allowances for loan losses, which were $27.7 million (0.50% of total loans held-for-investment) at December 31, 2002 and $19.9 million (0.25% of total loans held-for-investment) at December 31, 2001, were appropriate and in accordance with the Bank’s approved policy on allowance for loan losses.

We believe that we have established our existing loss allowances in accordance with accounting principles generally accepted in the United States of America. However, circumstances may change, and regulators may request us to increase our allowance for losses. Such an increase could negatively affect our financial condition and earnings.

The following table allocates the allowance for loan losses by loan category at the dates indicated. This allocation does not necessarily restrict the use of the allowance to absorb losses in any other category. The table shows the percentage of total loans that each loan category represents (dollars in thousands):

	December 31, 2002		December 31, 2001		September 30, 2000		September 30, 1999		September 30, 1998
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Real estate loans:
One- to four-family	$3,343	46.92%	$8,716	79.06%	$10,554	99.81%	$7,055	99.67%	$4,089	97.55%
Home equity lines of credit and second mortgage loans	649	4.93	115	0.29	29	0.10	9	0.05	57	0.64
Commercial	201	0.19	30	0.03	336	0.06	53	0.14	520	0.97
Mixed-use	1	—	9	0.01	8	0.01	17	0.04	9	0.10
Land	—	—	—	—	—	—	—	0.01	6	0.03
Multi-family	—	—	3	—	3	0.01	23	0.06	32	0.35

Total real estate loans	4,194	52.04	8,873	79.39	10,930	99.99	7,157	99.97	4,713	99.64

Consumer loans:
Automobiles	8,190	20.57	11,001	20.46	—	—	—	—	—	—
Recreational vehicles	9,480	18.98	—	—	—	—	—	—	—	—
Marine	3,108	6.30	—	—	—	—	—	—	—	—
Other consumer	2,694	2.11	—	0.15	—	0.01	4	0.03	53	0.36

Total consumer loans	23,472	47.96	11,001	20.61	—	0.01	4	0.03	53	0.36

Total allowance for loan losses	$27,666	100.00%	$19,874	100.00%	$10,930	100.00%	$7,161	100.00%	$4,766	100.00%

The above amounts include specific reserves related to non-performing loans totaling $166,100 at December 31, 2002, $2.1 million at December 31, 2001, $391,000 at September 30, 2000, $406,000 at September 30, 1999 and $449,000 at September 30, 1998.

The following table shows the activity in our allowance for loan losses during the periods indicated (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30,
	2002	2001		2000	1999	1998
Allowance for loan losses, beginning of period (1)	$19,874	$12,565	$10,930	$7,161	$4,715	$3,594
Charge-offs:
Real estate loans	(460)	(94)	(12)	(240)	(400)	(463)
Other consumer loans	—	(79)	—	(13)	(56)	(76)
Automobiles loans	(28,046)	(5,395)	—	—	—	—
RV loans	(3,456)	—	—	—	—	—
Other loans	—	—	—	—	(2)	(17)

Total charge-offs	(31,962)	(5,568)	(12)	(253)	(458)	(556)

Recoveries:
Real estate loans	30	29	—	19	38	13
Other consumer loans	—	4	—	—	79	81
Automobiles loans	10,632	669	—	—	—	—
Other loans	—	—	—	—	4	5

Total recoveries	10,662	702	—	19	121	99

Net charge-offs	(21,300)	(4,866)	(12)	(234)	(337)	(457)
Allowance acquired through acquisitions (2)	14,428	4,699	—	—	—	724
Provision for loan losses	14,664	7,476	1,647	4,003	2,783	905

Allowance for loan losses, end of period	$27,666	$19,874	$12,565	$10,930	$7,161	$4,766

Net charge-offs to average loans outstanding	0.28%	0.07%	0.00%	0.01%	0.03%	0.07%

(1)	The information for fiscal 1998 includes the results of the Bank for the twelve months ended December 31, 1998. As a result, the reconciliation of activities for the year ended September 30, 1999 begins with the October 1, 1998 balance, whereas the September 30, 1998 reconciliation covers the Bank’s operating period from January 1, 1998 through December 31, 1998. This reconciliation causes certain amounts to be included in both fiscal 1999 and 1998.
(2)	Acquisition of Ganis consumer loan portfolio in fiscal 2002, automobile portfolio in fiscal 2001 and acquisition of Direct Financial Corporation in fiscal 1998.

Mortgage-Backed Securities

We maintain a significant portfolio of mortgage-backed securities, primarily in the following forms:

•	privately insured mortgage pass-through securities;
•	Government National Mortgage Association (“Ginnie Mae”) participation certificates;
•	Federal National Mortgage Association (“Fannie Mae”) participation certificates;
•	Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates; and
•	securities issued by other non-agency organizations.

Principal and interest on Ginnie Mae certificates are guaranteed by the full faith and credit of the United States. Fannie Mae and Freddie Mac certificates are each guaranteed by their respective agencies. Mortgage-backed securities generally entitle us to receive a pro rata portion of the cash flows from an identified pool of mortgages. We also invest in collateralized mortgage obligations (“CMOs”). CMOs are securities issued by special purpose entities generally collateralized by pools of mortgage-backed securities. The cash flows from these pools are segmented and paid in accordance with a predetermined priority to various classes of securities issued by the entity. Our CMOs are senior tranches collateralized by federal agency securities or whole loans. Over 98% of our CMO portfolio is comprised of securities with a triple “A” rating. Although our CMO portfolio has maturity periods generally similar to our mortgage-backed pass-through securities, the nature of the CMO bonds acquired, primarily sequential pay bonds, provides for more predictable cash flows than the mortgage-backed securities. This reduces the duration risk, extension risk and price volatility of the CMO compared to mortgage-backed pass-through securities and thus allows us to target liabilities with shorter durations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, we classify our mortgage-backed securities in one of three categories: held-to-maturity, available-for-sale or trading. During fiscal 2002, fiscal 2001, three months ended December 31, 2000 and fiscal 2000, we held no mortgage-backed securities or other investments classified as held-to-maturity.

The following table shows the activity in our available-for-sale mortgage-backed securities portfolio during the periods indicated (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Mortgage-backed securities at beginning of period	$3,556,619	$5,058,919	$4,188,553	$1,426,053
Purchases:
CMO	5,565,479	3,420,669	3,891,680	3,579,379
Fannie Mae	6,708,046	2,778,515	1,195	590,236
Ginnie Mae	3,811,782	—	—	8,891
Freddie Mac	11,343	104,439	24,586	173,732
Other	3,853	15	—	—
Sales(1)	(11,204,621)	(6,198,758)	(2,740,943)	(1,140,935)
Repayments and amortization and accretion	(1,675,269)	(1,574,835)	(326,213)	(463,985)
Transfer to trading	—	27,357	—	—
Mark-to-market adjustments and other	155,162	(59,702)	20,061	15,182

Mortgage-backed securities at end of period	$6,932,394	$3,556,619	$5,058,919	$4,188,553

(1)	Includes mortgage-backed securities on which call options have been exercised.

The Bank buys and holds trading securities principally for the purpose of selling them in the near term. The Bank carries these securities at market value with unrealized and realized gains and losses recognized in gain on sales of loans held-for-sale and securities, net. The amount of trading securities the Bank held was $391.8 million at December 31, 2002, $70.9 million at December 31, 2001, $171.9 million at December 31, 2000 and $3.4 million at September 30, 2000. The Bank also recognized realized gains from the sale of trading assets of $3.9 million for fiscal 2002, realized gains of $20.3 million for fiscal 2001, realized gains of $2.1 million for the three months ended December 31, 2000 and realized gains of $0.8 million for fiscal 2000. In addition, the Bank had unrealized depreciation of trading assets of $0.9 million for fiscal 2002, unrealized depreciation of $11.0 million for fiscal 2001, unrealized depreciation of $0.1 million for the three months ended December 31, 2000 and unrealized appreciation of $0.2 million for fiscal 2000.

The following table shows the Bank’s scheduled maturities, carrying values, and current yields for our portfolio of mortgage-backed securities, both available-for-sale and trading, at December 31, 2002 (in thousands):

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals
	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield	Balance Due	Weighted Yield
Mortgage-backed securities:
Private issuer and other	$—	—%	$4,546	4.35%	$21,545	5.41%	$26,091	5.07%
Collateralized mortgage obligations	18,322	4.77	2,422	5.29	3,104,071	3.72	3,124,815	3.73
Government national mortgage association	—	—	—	—	2,203,378	5.50	2,203,378	5.50
Federal Home Loan Mortgage Corporation	—	—	8	7.51	11,350	5.51	11,358	5.51
Fannie Mae	—	—	325	6.00	1,870,426	5.36	1,870,751	5.36

Total	$18,322	4.77%	$7,301	4.74%	$7,210,770	4.70%	$7,236,393	4.70%

Investment Securities

In accordance with SFAS No. 115, we classify our investments in one of three categories: held-to-maturity, available-for-sale or trading. During fiscal 2002, fiscal 2001, three months ended December 31, 2000 and fiscal 2000, we held no securities classified as held-to-maturity. The following table shows the cost basis and fair value of our available-for-sale banking-related investment portfolio other than mortgage-backed securities at the dates indicated. Investments classified as available-for-sale are carried at estimated fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income. Consolidated information on all investment securities we hold is presented in Item 8. Consolidated Financial Statements and Supplementary Data. The following table does not include investment securities we hold arising from our non-banking business segments (in thousands):

	December 31, 2002		December 31, 2001		September 30, 2000
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Available-for-sale investment securities:
Municipal bonds	$32,005	$32,561	$67,104	$66,959	$15,005	$13,946
Corporate bonds	377,731	352,590	884,246	871,510	272,431	265,066
Obligations of U.S. government agencies	—	—	13,297	11,874	13,291	12,898
Asset-backed	750,221	737,582	386	386	23,661	23,660
Preferred stock in Freddie Mac	135,000	134,538	—	—	5,000	4,356
Other corporate stock	—	—	8,000	7,189	4,438	4,363
Other investments	1,093	939	21,282	21,218	12,318	12,035

Total	$1,296,050	$1,258,210	$994,315	$979,136	$346,144	$336,324

In addition to the available-for-sale investment securities listed above, we have an investment in the stock of the Federal Home Loan Bank (“FHLB”), as required of members of the FHLB System. The stock is recorded at cost, which approximates fair value. The balance of FHLB stock was $80.7 million at December 31, 2002 and $56.5 million at December 31, 2001.

The following table shows the scheduled maturities, carrying values, and current yields for our banking-related investment portfolio at December 31, 2002 (in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Totals
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Municipal bonds(1)	$239	4.20%	$725	4.64%	$1,240	4.85%	$30,357	5.12%	$32,561	5.06%
Corporate debt	65,347	5.03%	168,231	7.34%	22,247	7.06%	96,765	3.35%	352,590	5.68%
Asset-backed	—	—%	62,932	3.90%	119,830	4.47%	554,820	4.30%	737,582	4.30%
Preferred stock in Freddie Mac(2)	—	—%	—	—%	—	—%	134,538	—%	134,538	—%
Other investments	—	—%	—	—%	—	—%	939	3.65%	939	3.65%

Total	$65,586		$231,888		$143,317		$817,419		$1,258,210

(1)	Yields on tax-exempt obligations are computed on a tax equivalent basis.
(2)	Preferred stock has no stated maturity date.

Deposits and Other Sources of Funds

The following table presents information about the various categories of the Bank’s deposits for the periods indicated (dollars in thousands):

	Average Balance for the Year Ended December 31, 2002	Percentage of Deposits	Average Rate	Average Balance for the Year Ended December 31, 2001	Percentage of Deposits	Average Rate	Average Balance for the Year Ended September 30, 2000	Percentage of Deposits	Average Rate
Passbook savings	$225	—%	1.06%	$375	0.01%	2.99%	$498	0.02%	2.48%
Money market	3,796,466	44.94	2.11%	1,644,951	22.86	2.78%	178,174	5.37	4.84%
Demand accounts	222,953	2.64	2.5%	183,530	2.55	1.44%	236,316	7.12	3.68%
Certificates of deposit	4,223,899	49.99	3.94%	5,337,933	74.18	5.28%	2,813,704	84.82	6.32%
Brokered certificates of deposit	205,239	2.43	2.79%	29,236	0.40	6.86%	88,601	2.67	6.43%

Total	$8,448,782	100.00%		$7,196,025	100.00%		$3,317,293	100.00%

The following table classifies our deposit accounts by rate at the dates indicated (in thousands):

	December 31, 2002	December 31, 2001
0–1.99%	$1,636,708	$247,755
2–3.99%	5,385,945	3,692,243
4–5.99%	762,407	2,219,535
6–7.99%	615,270	1,923,269
8–9.99%	3	57

Total	$8,400,333	$8,082,859

The following table classifies certificates of deposit of $100,000 or more, by time remaining until maturity, as of December 31, 2002 (in thousands):

Certificates of Deposit
Three months or less	$169,564
Three through six months	142,625
Six through twelve months	411,613
Over twelve months	398,370

Total	$1,122,172

Borrowings

Although deposits represent a significant component of our current funds, we also borrow from the FHLB and sell securities under repurchase agreements.

We are a member of the FHLB system, which, among other things, functions in a reserve credit capacity for savings institutions. This membership requires us to own capital stock in the FHLB. It also authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided that we meet certain creditworthiness standards. As of December 31, 2002, our outstanding advances from the FHLB totaled $1.31 billion at interest rates ranging from 1.4% to 6.96% and at a weighted average rate of 1.89%.

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

The following table presents information regarding repurchase agreements and other short-term borrowings for the dates indicated (dollars in thousands):

	December 31,		September 30, 2000
	2002	2001
Weighted average balance during the year	$3,835,442	$3,180,272	$1,471,435
Weighted average interest rate during the year	3.91%	5.94%	6.39%
Maximum month-end balance during the year	$6,623,010	$4,162,231	$2,173,410
Mortgage-backed securities underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$5,472,384	$1,815,738	$1,303,517
Estimated market value	$5,452,720	$1,807,115	$1,289,313
Other securities and mortgage loans underlying the agreements as of the end of the year:
Carrying value, including accrued interest	$400,736	$1,185,707	$648,433
Estimated market value	$398,857	$1,179,834	$644,317

The following table sets forth information regarding the weighted average interest rates and the highest and average month end balances of our borrowings (dollars in thousands):

Category	Ending Balance	Weighted Average Rate (1)	Maximum Amount At Month-End	Yearly Weighted Average Balance	Yearly Weighted Average Rate
At or for the year ended December 31, 2002:
Advances from the FHLB	$1,310,300	1.89%	$1,490,300	$970,226	5.87%
Securities sold under agreement to repurchase and other short-term borrowings	$5,911,861	1.04%	$6,623,010	$3,835,442	3.91%
At or for the year ended December 31, 2001:
Advances from the FHLB	$906,300	2.72%	$1,737,000	$1,223,724	6.32%
Securities sold under agreement to repurchase and other short-term borrowings	$3,264,140	1.89%	$4,162,231	$3,180,272	5.94%
At or for the year ended September 30, 2000:
Advances from the FHLB	$1,637,000	6.60%	$2,074,500	$1,225,783	6.17%
Securities sold under agreement to repurchase and other short-term borrowings	$1,894,000	6.71%	$2,173,410	$1,471,435	6.39%

(1)	Average excludes cost of hedging.

GLOBAL AND INSTITUTIONAL

Our Global and Institutional business segment is comprised principally of international subsidiaries which offer online retail brokerage services to foreign investors and financial services to institutional investors.

Products and Services.    E*TRADE, alone or with its partners, offers branded retail brokerage websites in Australia, Canada, Denmark, Germany, Hong Kong, Korea, Sweden, Japan and the United Kingdom. In addition, we have institutional offices in seven countries with trading capabilities in 38 markets.

Our global retail subsidiaries offer a variety of products and services including online stock and options trading in local markets, as well as comprehensive market information provided by Reuters and local news vendors. Trading in U.S. equity markets is currently available in Sweden, Germany, Hong Kong and Denmark. In some cases, affiliates offer mutual funds, access to IPOs and banking capabilities.

In March 2003, we entered into an agreement to sell our German subsidiary. The transaction is subject to approval by our Board of Directors. The transaction is also subject to German regulatory approval. After the transaction is complete, we plan to continue servicing the German market place through a broker arrangement between the purchaser and our subsidiary in the United Kingdom.

We provide institutional customers with online retail brokerage and financial services, as well as direct access to international exchanges and basket trading through a web-based platform. The platform also offers our institutional customers real-time, online access to statements and electronic settlement capabilities.

A significant part of our institutional business includes providing our customers worldwide access to independent research. Our customers select research data they consider germane and use it to assist themselves in reaching trading decisions. Clients use the commissions that they generate in trading securities to pay for the research services. We use our proprietary system to track the commissions a client has generated and the corresponding research credits awarded.

Clearing.    We self-clear our U.S. institutional equity transactions. With the exception of institutional operations in Japan, Hong Kong, Singapore and Thailand, we outsource the clearing of transactions to third parties around the world.

Margin Lending.    In the U.S., margin lending by E*TRADE Clearing is subject to the margin rules of the Federal Reserve System, NYSE, National Association of Securities Dealers (“NASD”) margin requirements and our own internal policies. In overseas markets, the rules regarding margin lending vary significantly and are generally not as well defined as the rules within the U.S.

COMPETITION

The market for electronic financial services over the Internet and other alternative channels continues to rapidly evolve and is intensely competitive. We expect competition to continue to intensify in the future. As we continue to diversify and expand our services beyond online domestic retail brokerage offerings to include banking, global cross-border trading, mutual fund offerings, market-making, consumer lending, institutional investing, financial advice and insurance the number of competitors in these varied market places is also increasing. We face direct competition from full commission brokerage firms, discount brokerage firms, online brokerage firms, pure-play Internet banks, traditional “brick & mortar” commercial banks and savings banks. These competitors provide touch-tone telephone, voice response and online banking services, electronic bill payment services and a host of other financial products. In addition, we compete with mutual fund companies, which provide money market funds and cash management accounts.

REGULATION

Our business is subject to stringent regulation by U.S. federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges, and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the SEC, the NASD, the NYSE, the FDIC, the Municipal Securities Rulemaking Board and the OTS. In other areas of the world, these regulators include the Securities and Futures Association, the Securities and Futures Authority, the Bermuda Monetary Authority and the Office of Superintendent of Financial Institutions in Canada, among many others. Additional legislation and regulations and changes in rules may directly affect our manner of operation and profitability.

E*TRADE Securities, E*TRADE Clearing, E*TRADE Professional Trading, Dempsey and certain of our other subsidiaries are registered as broker-dealers with the SEC and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, NASD and the securities exchanges of which each is a member. E*TRADE Asset Management Inc. and certain other subsidiaries are registered as investment advisers with the SEC.

E*TRADE Asset Management, Inc. and E*TRADE Securities act as investment adviser and principal underwriter and distributor, respectively, of the E*TRADE Funds, a registered management investment company regulated under the Investment Company Act of 1940 and the rules thereunder. During fiscal 2002, E*TRADE converted approximately $7.1 billion in money market assets previously managed by a third party into five separate series of money market funds within the existing registration of the E*TRADE Funds. Accordingly, E*TRADE Asset Management, Inc. now actively manages six money market funds.

E*TRADE Group, E*TRADE Re, LLC and E*TRADE Financial Corporation (the parent of E*TRADE Bank), as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates, and conduct and qualifications of personnel.

The SEC, NYSE, NASD, OTS and various other regulatory agencies have rules governing the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of its registration by the SEC and suspension or expulsion by the NYSE and/or NASD. Such failures could ultimately lead to the firm’s liquidation. Similarly, banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on a bank’s operations and financial statements.

Item 2.    Properties

Our principal locations, most of which are leased by us, are as follows:

Location	Business Segment Use	Approximate size (in square feet)
Rancho Cordova, California	Administration, Domestic Retail Brokerage	273,000

Chicago, Illinois	Domestic Retail Brokerage	200,000

Alpharetta, Georgia	Administration and Domestic Retail Brokerage	165,000

Arlington, Virginia	Administration and Banking	161,000

Menlo Park, California	Administration and Domestic Retail Brokerage	132,000

New York, New York	Administration, Domestic Retail Brokerage and Global and Institutional	90,000

Huntington Beach, California	Banking	72,000

Costa Mesa, California	Banking	59,000

Our Domestic Retail Brokerage, Banking and Wealth Management businesses lease a number of additional facilities in the United States. Our Global and Institutional business leases facilities in Canada, Southeast Asia and Europe. We also lease facilities in New York City, Boston, Beverly Hills, Denver and San Francisco where our E*TRADE Financial Centers are located. These leases expire at various dates through 2013.

In fiscal 2001, we restructured many of our existing facilities and consolidated some sites creating additional space available for sublease. These additional facilities are not included above. See Note 21 in Item 8. Consolidated Financial Statements and Supplementary Data for a discussion of facility restructuring and other exit activity.

We believe that our facilities are adequate for current needs and that additional or substitute space will be available as needed to accommodate any future expansion of our operations.

Item 3.     Legal and Administrative Proceedings

On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper. The action alleges, among other things, that our advertising regarding our commission rates and ability to execute transactions through our online brokerage service was false and deceptive. The action seeks injunctive relief, and unspecified compensatory damages, punitive damages, and attorney’s fees. On June 1, 1999, the Court entered an order denying Plaintiffs’ motion for class certification. On January 25, 2000, the Court ordered plaintiff to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. In July 2001, Plaintiff filed an arbitration claim with the National Association of Securities Dealers, Inc. (“NASD”), and in October 2001, we submitted our answer. Subsequently, an NASD arbitration panel issued a ruling indicating that it would not assert jurisdiction over plaintiff’s representative claims and scheduled the hearing of Plaintiff’s individual claims for arbitration for October 14, 2002. Thereafter, the NASD cancelled the October 14, 2002 hearing of this arbitration and rescheduled this arbitration to May 12, 2003. At this time, we are unable to predict the ultimate outcome of this matter.

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that Plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. By order dated June 7, 2002, the Court granted plaintiff’s motion for class certification. In response, the Company filed a timely Notice of Appeal, and by a “Journal and Opinion” dated January 23, 2003, the Court of Appeals of Ohio, Eighth District, County of Cuyahoga, reversed the trial court’s previous ruling granting class certification, awarded the Company it’s costs of appeal, and remanded this action to the trial court. At this time, we are unable to predict the ultimate outcome of this action.

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

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, (“Wedbush”), Nomura Securities, Inc., (“Nomura”) and Fiserv Securities, Inc., (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and will vigorously defend all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. The matter is currently set for trial on May 12, 2003. At this time, the Company is unable to predict the ultimate outcome of this dispute.

•	By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorneys fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. At this time the Company is unable to predict the ultimate outcome of this dispute.

As discussed above, the Company is unable to predict the ultimate outcome of these disputes. The Company, based on information available, does not believe that an estimable loss is probable. However, the ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota entitled “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company intends to oppose those motions. At this point, the Company is unable to predict the ultimate outcome of this dispute.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Former Chairman of the Board and Chief Executive Officer, and

each then current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry sought damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. On or about April 30, 2002, demurrers (motions to dismiss) to Mr. Barry’s First Amended Shareholder Derivative Complaint were filed on behalf of nominal defendant E*TRADE Group, Inc., and the individually-named members of the Company’s Board of Directors, contending, among other things, that the Court must dismiss Mr. Barry’s complaint because he failed to satisfy his legal obligation to raise his concerns with the Company’s Board of Directors before commencing legal action. Subsequently, all parties agreed to enter into a memorandum of understanding to settle the matter under the terms of which the Company agreed, among other things, without admitting any wrongdoing or liability, to make certain corporate governance enhancements and to pay certain attorneys fees and costs incurred by Mr. Barry in prosecuting this action. On December 4, 2002, the Court approved the parties’ final settlement agreement and signed the parties’ stipulated judgment of dismissal and the case has been dismissed with prejudice. Thereafter the Company paid the attorney’s fees and costs to which it had agreed. Most of the payment was covered by the Company’s insurance. The Company is in the process of implementing corporate enhancements to which it has agreed in the settlement.

Except as to matters that we have reported as settled or tentatively settled, we intend to vigorously defend against the foregoing claims. An unfavorable outcome in any matters which are not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation.

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to comply is dependent in large part upon the establishment and maintenance of qualified compliance systems. From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. We are also subject to periodic regulatory audits and inspections. Such matters that are reported to regulators such as the SEC, the NYSE, the NASDR or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations.

The Company recently renewed its insurance coverage which management believes is reasonable and prudent. The principal insurance coverage we maintain covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

Item 4.     Submission of Matters To a Vote of Security Holders

None.

PART II

Item	5. Market for Registrant’s Common Equity and Related Shareholder Matters

PRICE RANGE OF COMMON STOCK

From the date of our initial public offering through January 2001, our common stock was listed on the Nasdaq. In February 2001, we listed our shares on the NYSE. The following table shows the high and low sale prices of our common stock as reported by the Nasdaq or the NYSE, as applicable for the periods indicated:

	High	Low
Fiscal 2002:
First Quarter	$12.64	$7.61
Second Quarter	$9.54	$4.60
Third Quarter	$5.47	$2.81
Fourth Quarter	$5.98	$3.61

Fiscal 2001:
First Quarter	$15.38	$6.35
Second Quarter	$10.20	$5.32
Third Quarter	$6.82	$4.07
Fourth Quarter	$11.10	$5.59

The closing sale price of the Company’s common stock as reported on the NYSE on March 20, 2003 was $4.31 per share. As of that date there were 2,591 holders of record of the Company’s common stock.

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

RECENT ISSUANCES OF UNREGISTERED SECURITIES

The following table summarizes transactions during the year in which various holders of our 6% convertible notes exchanged such securities for shares of our common stock pursuant to the exemption from registration provided in Section 3(a)(9) of the Securities Act of 1933 (in thousands):

Month	Aggregate Principal Amount Exchanged	Common Shares Issued
February 2002	$28,710	2,797
March 2002	21,210	1,923
April 2002	10,000	1,110
May 2002	5,000	622

Total	$64,920	6,452

In December 2002, the Company issued 1,288,784 shares of common stock in connection with the acquisition of Engelman Securities, Inc. (“Engelman”). No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

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

In May 2002, the Company authorized the issuance of an aggregate of 2,100 shares of Company common stock in connection with the exercise of certain warrants to purchase shares of the Company’s common stock which were assumed in connection with the Company’s acquisition of the Bank. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

In June 2002, the Company issued 9,400,042 shares of common stock in connection with the acquisition of Tradescape Technology Holdings, Inc. and Tradescape Momentum Holdings, Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On September 30, 2002, the Company filed a registration statement with the SEC for the resale of these 9,400,042 shares and an additional 2,350,010 shares, held in escrow under the terms of the acquisition agreement. The registration statement was declared effective on November 26, 2002.

In July 2002, the Company issued 474,496 shares of common stock in connection with the acquisition of a license to software from A.B. Watley Group, Inc. on April 8, 2002. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On August 20, 2002, the Company filed a registration statement with the SEC for the resale of these 474,496 shares. The registration statement was declared effective on September 25, 2002.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,		Three (1) Months Ended December 31, 2000	Year Ended September 30,
	2002	2001		2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$1,325,864	$1,275,364	$333,766	$1,368,318	$671,448	$361,005
Facility restructuring and other exit charges(2)	$(16,519)	$(202,765)	$—	$—	$—	$—
Operating income (loss)	$255,904	$(185,958)	$6,909	$(80,326)	$(149,193)	$(7,661)
Gain (loss) on investments	$(18,507)	$(49,812)	$3,582	$211,149	$54,093	$—
Income (loss) before cumulative effect of accounting changes(3)	$107,264	$(241,532)	$1,436	$19,152	$(56,300)	$(402)
Net income (loss)	$(186,405)	$(241,532)	$1,353	$19,152	$(56,769)	$(402)
Income (loss) per share before cumulative effect of accounting changes(3):
Basic	$0.30	$(0.73)	$0.00	$0.06	$(0.21)	$0.00
Diluted	$0.30	$(0.73)	$0.00	$0.06	$(0.21)	$0.00
Income (loss) per share:
Basic	$(0.52)	$(0.73)	$0.00	$0.06	$(0.21)	$(0.01)
Diluted	$(0.52)	$(0.73)	$0.00	$0.06	$(0.21)	$(0.01)
Shares used in computation of per share data:
Basic	355,090	332,370	311,413	301,926	272,832	195,051
Diluted	361,051	332,370	321,430	319,336	272,832	195,051

	December 31,		September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and equivalents	$773,605	$836,201	$433,377	$267,073	$76,409
Brokerage receivables, net	$1,500,089	$2,139,153	$6,542,508	$2,982,076	$1,451,468
Mortgage-backed securities	$6,932,394	$3,556,619	$4,188,553	$1,426,053	$1,012,163
Loans, net	$7,365,720	$8,010,457	$4,172,754	$2,154,509	$904,854
Total assets	$21,534,248	$18,172,414	$17,317,437	$8,032,174	$4,448,140
Convertible subordinated notes and capital lease liability	$699,727	$778,459	$676,903	$—	$—
Mandatorily redeemable capital preferred securities	$143,365	$69,503	$30,647	$30,584	$38,385
Shareholders’ equity	$1,505,789	$1,570,914	$1,856,833	$1,451,795	$853,059

(1)	On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three-month transition period ended December 31, 2000.
(2)	In fiscal 2001, the Company announced a restructuring plan. See Note 21 to the Consolidated Financial Statements for a discussion of the restructuring and additional fiscal 2002 exit activities.
(3)

In fiscal 2002, a cumulative effect of a change in accounting principle resulted from the adoption by E*TRADE Group of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires all goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually thereafter for impairment. Impairment to goodwill identified upon adoption in January 2002 is reported as a cumulative effect of accounting change. In fiscal 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, resulting in a reclassification of previously reported extraordinary gain (loss) on early extinguishment of debt, net of tax, to gain on early extinguishment of debt in non-operating income (expense); along with an adjustment of previously reported tax expense (benefit). In the three months ended December 31, 2000, a cumulative effect of a change in accounting principle resulted from the implementation by E*TRADE Group of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value, with the initial application reported as the cumulative effect of a change in accounting principle. In fiscal 1999, the cumulative effect of change in accounting principle resulted from the implementation by E*TRADE Financial Corporation (“ETFC”) of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle.

The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Consolidated Financial Statements and Supplementary Data.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could have”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Group, Inc. from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the Securities and Exchange Commission and in this document under the heading “Risk Factors”, beginning on page 51 and in this section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that we make from time to time.

OVERVIEW

E*TRADE Group, Inc. is a diversified financial services company that offers a wide range of financial products and services under the brand “E*TRADE Financial.” Our core strategy is to create value for customers and competitive advantage by utilizing technology to provide brokerage, banking and lending products, primarily through electronic delivery channels. We offer products and services to retail, corporate and institutional customers, and operate in multiple countries around the world. Retail customers can move money electronically between brokerage, banking and lending accounts and have access to physical touchpoints that include E*TRADE Centers in selected cities and over 15,000 E*TRADE automated teller machines (“ATMs”) located throughout the United States. Corporate clients utilize our employee stock plan administration and options management tools. Institutional customers enjoy access to a broad range of brokerage products and services, including cross-border trading and independent research.

All of our acquisitions from October 2000 through the end of fiscal 2002 have been accounted for under the purchase method; and, accordingly, the operating results of these entities are combined with those of the Company since the dates of acquisition.

On January 22, 2001, our fiscal year end was changed from September 30 to December 31. Fiscal 2002 and fiscal 2001 represent the twelve months ended December 31. Fiscal 2000 represents the twelve months ended September 30.

SUMMARY OF CRITICAL POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. Because we operate in the financial services industry, we follow certain accounting guidance used by the brokerage and banking industries. One of the more significant impacts of these rules is that interest income and expense from our lending and banking activities, as well as gains and losses from sales of loans and banking investments, are included in net revenues, whereas corporate interest income and expense, as well as gains and losses on corporate investments are reported as non-operating income and expense. Our consolidated balance sheet is not separated into current and noncurrent assets and liabilities. Certain financial assets, such as mortgage-backed and investment securities are carried at fair market value in our consolidated balance sheet while other assets, such as loans receivable, are carried at historic values.

Note 2 to Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements for the periods presented. We believe that of our significant accounting policies, the following are based on estimates and assumptions that require complex, subjective judgments which can materially impact reported results:

•	Determination of the allowance for loan losses (see also Note 6 to Consolidated Financial Statements);
•	Classification and valuation of certain investments (see also Note 7 to Consolidated Financial Statements);
•	Valuation and accounting for financial derivatives (see also Note 28 to Consolidated Financial Statements);
•	Estimate of accrued restructuring costs (see also Note 21 to Consolidated Financial Statements); and
•	Valuation of goodwill (see also Note 23 to Consolidated Financial Statements).

Determination of the allowance for loan losses

Through the Bank, we originate and purchase mortgage and consumer loans that we intend to hold for the foreseeable future or until maturity or pay-off. We may not be able to collect all principal and interest due on these loans. Allowance for loan losses represents management’s estimate of probable credit losses inherent in our loan portfolio as of the balance sheet date. We perform regular reviews in order to identify inherent losses and to assess the overall credit risk of our portfolio. The determination of the allowance for loan losses involves the monitoring of delinquency, default and historical loss experience. We make estimates and assumptions regarding existing but yet unidentified losses caused by current economic conditions. If we do not adequately reserve for these uncollectible loans, we may incur additional charges to loan losses in our consolidated financial statements.

In determining our allowance for loan losses, we have established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate and consumer loans. Loans not individually reviewed are evaluated as a group using expected loss ratios, which are based on our historical charge-off experience, industry loss experience and current market and economic conditions. At December 31, 2002, our loan loss allowance was $27.7 million on $5,580.6 million of loans we intend to hold for investment. In determining the appropriate level of the general allowance and projecting losses we make estimates based on various factors including borrower credit scores, debt-to-income ratios, loan-to-value ratios, geographic concentrations and the cost and timing of collateral repossession and disposal. Estimates are periodically measured against actual loss experience and industry loss data. Adjustments are made to future projections as assumptions are revised.

The determination of the allowance for loan losses requires management to make significant estimates with respect to the amounts and timing of losses and market and economic conditions. Accordingly, a continued decline in the national economy or the local economies of the areas in which the Bank’s loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. The Bank’s investment in consumer loans continues to increase with the addition of retail consumer loan origination platforms that were established or acquired during fiscal 2002. These loans provide higher yields than single-family mortgage loans but typically experience higher charge-off rates. The impact of adverse economic trends or events is generally more significant in consumer loan portfolios. In addition, the regulatory agencies that supervise the Bank periodically review the Bank’s allowance for loan losses. These reviews may also result in additions or deductions to the allowance for loan losses.

In addition to our banking loans described above, we extend credit to brokerage customers in the form of margin loans. At December 31, 2002, margin accounts had approximately $980 million in outstanding margin loans. We provided an allowance for uncollectible margin loans of $3.1 million based on historical experience as well as the review of certain individual customer accounts and the specific identification of uncollectible amounts.

Classification and valuation of certain investments

We generally classify our investment in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. Classification of an investment determines how it is accounted for. Investment classifications are subject to on-going review and change. When possible, the fair value of securities is determined by obtaining quoted market prices. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If our estimates change, we may recognize additional losses. Both unrealized and realized gains and losses on trading securities, which are held by our Bank, are recognized in gain on sales of loans held-for-sale and securities, net. Our brokerage operations hold trading securities for market-making purposes and record the net gains as principal transactions revenues. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Realized gains and losses and declines in fair value which we believe to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for our banking investments and gain (loss) on investments for our non-banking investments.

At December 31, 2002, our investments in debt and mortgage-backed securities had unrealized losses of $76.6 million, which we believe to be temporary based in part on our intent to hold these securities for the foreseeable future. Consequently, we have not included these unrealized losses in the computation of our earnings.

We have investments in interest-only securities which totaled $11.9 million at December 31, 2002. Impairment of interest-only securities is recognized when the security’s fair value is less than its amortized cost and if the current present value of estimated cash flows have decreased since the last periodic estimate. For fiscal 2002, we recorded impairment losses of $16.6 million related to these interest-only securities. We also recognized a $16.3 million loss on sale of interest-only securities during fiscal 2002.

As of December 31, 2002, we held, as part of our investment portfolio, $5.8 million of asset-backed securities issued by Metris Master Trust 2000-1 and $29.2 million issued by Conseco Financial Securitizations

Corporation. These securities are backed by loans and receivables from multiple underlying obligors and are not direct obligations of Metris Companies or Conseco Incorporated. As of December 31, 2002, the market values of these securities were $4.7 million and $21.3 million, respectively. We performed a detailed credit and cash flow analysis of the underlying assets in each of these securities and do not believe this decline in market value represents an other-than-temporary impairment. We intend to hold these securities for the foreseeable future and continue to monitor any developments related to the cash flows associated with these securities.

We have investments in several publicly-traded and privately-held companies. Generally accepted accounting principles require that we evaluate our investments in these companies for declines in market value which we believe are other-than-temporary. Our policy is to recognize such declines when the market value of a company’s stock remains below our cost for a period of six months, unless recognized sooner based on other indicators. During fiscal 2002, we recognized losses of $12.5 million from declines in market value which we determined to be other-than-temporary related to investments in privately-held companies. See Note 7 to the Consolidated Financial Statements for further information. As of December 31, 2002, certain of the publicly-traded equity securities which we held had unrecognized losses of $0.7 million, which we believe to be temporary and consequently, we have not included these losses in the computation of our earnings.

We have made significant investments in venture capital funds, which invest in privately-held companies. Generally accepted accounting principles require venture capital funds to adjust their investments in publicly-traded and privately-held companies to reflect current market values each period. Because we account for our investments in these funds under the equity method, our earnings are impacted by the portion of market value changes allocated to us. The determination of market value for privately-held companies requires significant judgment on the part of the fund managers. The general practice in the venture capital industry is to record an increase in fair value only when it is supported by a third-party transaction, such as a sale of stock to an unrelated investor. Decreases in fair value are generally recognized upon a similar event, or sooner if general market conditions or company-specific events indicate there has been a decline in value. During fiscal 2002, we recorded losses of $9.7 million on our venture fund investments.

Valuation and accounting for financial derivatives

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. One of the most significant risks arises because the principal investments of the Bank are residential mortgages and mortgage-backed securities, which often pay a fixed interest rate over an extended period of time; however, the principal source of funds used to make these investments are customer deposits and other short-term borrowings whose interest rates are fixed for a much shorter period of time, if at all. In order to manage this difference in short-term and long-term interest rates, the Bank purchases interest rate derivatives, including interest rate swaps, caps and floors.

Under generally accepted accounting principles, all derivatives must be reflected in the balance sheet at their estimated fair market value. Accounting for derivatives differs significantly depending on whether or not a derivative is designated as a “hedge.” In order to qualify as a hedge, management must designate a derivative as a hedge or a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow at the time it is purchased, as well as continue to demonstrate that the instrument effectively hedges or reduces a risk associated with that item. We designated substantially all of our derivatives held as of December 31, 2002 as hedges. By doing so, the balance sheet items that we determine are hedged in fair value hedge relationships are adjusted to market value as well as the derivative itself, resulting in a net offset in the statements of operations to the extent that the hedge is effective. The effective portion of the gains and losses on cash flow hedges are recognized initially as a component of accumulated other comprehensive income and are recognized in earnings as a yield adjustment as the hedged forecasted transactions affect earnings. The assessment as to whether a derivative instrument will continue to meet the effectiveness requirements of generally accepted accounting principles requires assumptions and judgment about the continued effectiveness of our hedging strategies and the nature and timing of forecasted transactions. We base our assumptions and judgments on the best information available to us at the time of the preparation of our financial statements. If our hedging strategies were to become ineffective or if our assumptions as to the nature and timing of forecasted transactions were to be inaccurate we would no longer be able to apply hedge accounting and our reported results would be significantly affected. More information concerning our derivatives is contained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk and in Note 28 to Consolidated Financial Statements.

Estimate of accrued restructuring costs

On August 29, 2001, we announced a restructuring plan aimed at streamlining operations and enhancing profitability by consolidating facilities in the United States and Europe. The restructuring resulted in a pre-tax charge of $202.8 million in fiscal 2001, with additional charges of $11.4 million expensed in fiscal 2002. Total non-cash charges through fiscal 2002, principally the write-off of assets, total approximately $100.0 million, while the remainder represents cash obligations. As of December 31, 2002, our estimated remaining future cash obligations related to the consolidation of our facilities are $69.1 million. This includes rental payments due for certain facilities no longer to be used by the Company totaling $97.5 million, offset by our best estimate of the future sublease income we expect to receive of $28.3 million.

In calculating our initial restructuring accrual and the subsequent adjustments made through December 31, 2002, certain estimates were made including time to vacate facilities, potential future sublease terms, broker commissions and operating costs. In developing our estimates we obtained information from leasing agents to calculate anticipated sublease income. Fluctuating market conditions will continue to affect our ability to sublease facilities on terms consistent with our estimates.

Of the total $11.4 million fiscal 2002 increase in the 2001 original restructuring charges, $7.3 million was related to facility consolidation. This increase relates to changes in management’s estimates based on current economic conditions. The overall net increase in the restructuring reserve reflects lower than estimated sublease rental income combined with longer than estimated periods to sublet vacated facilities. The increase also reflects the Company’s negotiations in fiscal 2002 with a lessor on a contractual lease obligation that may require a possible one time $30.0 million payment by the Company in fiscal 2003 to facilitate the lessor’s sale of the property. In exchange, the Company expects to receive full release from its future lease obligations. The net increase in the facility consolidation reserve is partially offset by the decision to retain usage of certain facilities, resulting in the elimination of the reserve originally estimated for these facilities.

Valuation of goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired from acquisitions. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. Adjustments to the carrying value of goodwill and other intangible assets are made whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We adopted SFAS No. 142 effective January 1, 2002. Based on our evaluation of goodwill under the SFAS No. 142’s transitional impairment test, we recorded an impairment charge of $293.7 million in fiscal 2002, primarily attributed to the goodwill from our international acquisitions. This loss was recognized as the effect of a change in accounting principle in the first quarter of fiscal 2002. The evaluation was based on our forecast of operating results for each of the reporting units, as well as estimates of the fair values of the tangible and intangible assets of these units. In November 2002, the Company performed, with the assistance of an independent third party other than its Independent Auditors, its annual impairment test of goodwill. The test indicated that no additional impairment charge was necessary. The Company’s recorded goodwill at December 31, 2002 is $385.1 million, which will continue to be evaluated for impairment at least annually.

RESULTS OF OPERATIONS

Key Performance Indicators

The following tables set forth several key indicators used by management to measure our performance during the three years ended December 31, 2002, December 31, 2001 and September 30, 2000 (dollars in thousands, except cost per net new account, average assets per household and average commission per brokerage transactions):

	December 31,		September 30, 2000	Percentage Change
				2002 versus 2001	2001 versus 2000
	2002	2001
Active brokerage accounts (1)(2)	3,690,916	3,511,941	3,027,362	5%	16%
Active banking accounts (3)	511,298	490,913	288,073	4%	70%

Total active accounts	4,202,214	4,002,854	3,315,435	5%	21%

Assets in brokerage accounts (2)	$35,116,929	$44,764,197	$61,249,949	(22)%	(27) %
Deposits in banking accounts	8,400,333	8,082,859	4,630,068	4%	75%

Total assets/deposits in customer accounts	$43,517,262	$52,847,056	$65,880,017	(18)%	(20)%

Total customer households	3,132,024	3,005,021	Not Available	4%	Not Available

Average assets per household	$13,894	$17,586	Not Available	(21)%	Not Available

Net new global brokerage accounts (1)(2)	178,975	315,549	1,459,969	(43)%	(78)%
Net new banking accounts (3)	20,385	128,296	190,671	(84)%	(33)%

Total new accounts	199,360	443,845	1,650,640	(55)%	(73)%

Cost per new account	$365	$281	$263	30%	7%
Total brokerage transactions (2)(4)(5)	22,152,137	28,231,162	42,560,692	(22)%	(34)%
Daily average brokerage transactions (2)(4)(5)	87,905	113,835	168,224	(23)%	(32)%
Average commission per brokerage transactions (2)(5)	$12.78	$13.38	$15.88	(4)%	(16)%

(1)	Brokerage accounts are considered active if the account has a positive asset balance, or if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.
(2)	Brokerage account, transaction and asset data includes domestic and international information.
(3)	Bank deposit accounts are considered active if a customer account has been initially funded and the account is not considered abandoned or dormant under applicable Federal and State laws, or the account has not been closed. Bank loan accounts are considered active if the Company holds the underlying obligation or owns marketing rights to the account or customer.
(4)	For fiscal 2001, four fewer trading days are included as a result of the market closure following the events of September 11, 2001.
(5)	Excludes transactions and associated revenues from professional trading related to our acquisition of E*TRADE Professional Trading, due to the lack of comparability of their commission structure.

The following table sets forth the changes in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the years indicated (dollars in millions):

	Years Ended			2002 Versus 2001	2001 Versus 2000
	December 31, 2002	December 31, 2001	September 30, 2000
Average customer margin balances	$1,250	$2,092	$4,427	(40)%	(53)%
Average customer money market fund balances	$7,743	$8,525	$6,797	(9)%	25%
Average stock borrow balances	$317	$1,270	$730	(75)%	74%
Average stock loan balances	$441	$1,761	$3,597	(75)%	(51)%
Average customer credit balances	$1,471	$1,568	$1,464	(6)%	(7)%

The following table sets forth the components of both gross and net revenues and percentage change information related to certain items on our consolidated statements of operations for the periods indicated (dollars in thousands):

				Percentage Change
	Year Ended December 31,		Year Ended September 30, 2000	2002 Versus 2001	2001 Versus 2000
	2002	2001
Brokerage Revenues:
Commissions	$301,778	$377,704	$675,791	(20)%	(44)%
Principal transactions	216,544	157,949	146,995	37%	7%
Other brokerage-related	178,744	156,690	164,006	14%	(4)%
Interest income	182,103	305,581	463,590	(40)%	(34)%
Interest expense	(12,515)	(86,489)	(222,553)	(86)%	(61)%

Net brokerage revenues	866,654	911,435	1,227,829	(5)%	(26)%

Banking Revenues:
Gain on sales of originated loans	128,506	95,478	—	35%	—
Gain on sales of loans held-for-sale and securities, net	83,953	75,836	8,491	11%	793%
Other banking-related	46,184	38,587	17,543	20%	120%
Interest income	763,890	854,290	496,768	(11)%	72%
Interest expense	(548,659)	(692,786)	(378,310)	(21)%	83%
Provision for loan losses	(14,664)	(7,476)	(4,003)	96%	87%

Net banking revenues	459,210	363,929	140,489	26%	159%

Total net revenues	$1,325,864	$1,275,364	$1,368,318	4%	(7)%

Revenues

Total net revenues increased 4% from fiscal 2001 to fiscal 2002 and decreased 7% from fiscal 2000 to fiscal 2001. Net brokerage revenues decreased 5% from fiscal 2001 to fiscal 2002 and 26% from fiscal 2000 to fiscal 2001. The decrease in net brokerage revenues was mainly due to decreases in commission revenues and net interest income, offset by increases in principal transactions reflecting our acquisition of Dempsey in October 2001 as well as the decrease in interest expenses. Net banking revenues increased 26% from fiscal 2001 to fiscal 2002. This increase is due to a widening of the net interest spread at the Bank from fiscal 2001 to fiscal 2002, the continued decline in interest rates throughout fiscal 2002 to 40-year lows that favorably impacted our mortgage origination business, which we acquired in fiscal 2001, and our correspondent business. This resulted in an increase in gain on sales of originated loans and an increase in gain on sales of loans held-for-sale and securities, net, offset by impairments and losses on sale of securities.

Brokerage Revenues

Commissions, which are earned as retail customers execute securities transactions, decreased 20% from fiscal 2001 to fiscal 2002 and 44% from fiscal 2000 to fiscal 2001. These revenues are primarily affected by brokerage transaction volume, average commission per brokerage transactions, transaction mix and our professional trading business.

Total retail brokerage transactions, excluding professional trading, decreased 22% from fiscal 2001 to fiscal 2002 and 34% from fiscal 2000 to fiscal 2001, largely reflective of continuing global market declines. Average commission per brokerage transactions, excluding professional trading, decreased 4% from $13.38 for fiscal 2001 to $12.78 for fiscal 2002 and decreased 16% from $15.88 for fiscal 2000 to $13.38 for fiscal 2001. The decreases in average commission per brokerage transactions can be attributed to transaction mix and the implementation of a simplified $9.99 flat commission rate program for the active trader segment in June 2002. This new program, combined with an increase in the transactions generated by this customer segment for fiscal 2002 compared to the same period in 2001, accounts for a majority of the decrease in average commission per brokerage transactions over the same period. The decrease in fiscal 2001 from fiscal 2000 was also impacted by transaction mix, with option transactions, which have higher commissions than equity transactions, representing a smaller percentage of total transactions in fiscal 2001, compared to fiscal 2000. Commissions from professional traders are based on share volumes as compared to transactions. The decrease in brokerage transactions during fiscal 2002 was partially offset by commission revenues from professional trading as a result of the acquisition of E*TRADE Professional Trading in June 2002.

Principal transactions, which comprise institutional and market-making revenues, increased 37% from fiscal 2002 to fiscal 2001 and 7% from fiscal 2000 to fiscal 2001. These increases are primarily due to the impact of a full year in fiscal 2002 of market-making revenues following our October 2001 acquisition of Dempsey.

Other brokerage-related is comprised of account maintenance fees, implemented in December 2001, mutual fund management fees, payments for order flow from outside market makers, BSG revenue, professional trading rebate revenues, fees for brokerage-related services and ECN fees. Other brokerage-related revenues increased 14% from fiscal 2001 to fiscal 2002 and decreased 4% from fiscal 2000 to fiscal 2001. The increase from fiscal 2001 to fiscal 2002 is primarily due to an increase in account maintenance fees, mutual fund revenues, revenues associated with the internalization of the money market funds that are offered to brokerage customers beginning in October 2002 and professional trading rebate revenues from our acquisition of E*TRADE Professional Trading in June 2002, offset by a reduction in payment for order flow revenue. The increase also includes a $6 million gain on the fiscal 2002 sale of the Company’s shares in the Toronto Stock Exchange. The decrease from fiscal 2000 to fiscal 2001 is primarily due to a decrease in payment for order flow revenue partially offset by an increase in other brokerage-related fees. The decrease in payment for order flow revenue is primarily due to competitive forces and the advent of decimalization in the major market exchanges beginning in January 2001 and implemented by Nasdaq in March 2001. Further, following our acquisition of Dempsey in October 2001, customer orders executed through Dempsey no longer give rise to order flow revenues but instead result in market-making revenues included in principal transactions.

Interest income from brokerage-related activities is primarily comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin, interest earned on cash and investments required to be segregated under Federal or other regulations and fees on customer assets invested in money market accounts. Brokerage interest income decreased 40% from fiscal 2001 to fiscal 2002 and 34% from fiscal 2000 to fiscal 2001. The decrease in brokerage interest income primarily reflects the decrease in average customer margin balances, which decreased 40% from fiscal 2001 to fiscal 2002 and 53% from fiscal 2000 to fiscal 2001. The sluggish economy and continued market decline over the past year, which has decreased the value of net assets held by investors, has reduced borrowing on margin by customers.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through a brokerage subsidiary’s stock loan program. Brokerage interest expense decreased 86% from fiscal 2001 to fiscal 2002 and 61% from fiscal 2000 to fiscal 2001. The decrease in brokerage interest expense primarily reflects an overall decrease in interest rates and reduced margin borrowings.

Banking Revenues

Gain on sales of originated loans is comprised of gains on loans originated by E*TRADE Mortgage, which we acquired in February 2001. Gain on sales of originated loans increased 35% from fiscal 2001 to fiscal 2002 due to an increased level of volume of direct-to-customer originations driven by higher refinance and home purchase volumes as mortgage interest rates decreased to record lows throughout fiscal 2002.

Gain on sales of loans held-for-sale and securities, net consists primarily of gain on sales of available-for-sale mortgage-backed securities, loans held-for-sale, trading activity, impairment of Bank securities and gains and losses related to market value adjustments and sales of derivative financial instruments not in effective SFAS No. 133 hedging relationships. Gain on sales of loans held-for-sale and securities, net increased 11% from fiscal 2001 to fiscal 2002 and 793% from fiscal 2000 to fiscal 2001. These increases were primarily related to gain on sales of loans held-for-sale and mortgage-backed securities which increased $32.4 million from fiscal 2001 to fiscal 2002 and $69.6 million from fiscal 2000 to fiscal 2001. Offsetting these increases were recognized losses and impairment charges associated with our interest-only securities of $32.9 million in fiscal 2002 and $13.5 million in fiscal 2001 related to an investment security. Losses on derivative financial instrument sales decreased to $3.7 million for fiscal 2002, from $4.3 million for fiscal 2001. For fiscal 2000, losses on derivative financial instruments were $0.8 million.

Other banking-related is comprised primarily of ATM transaction fees and other fees imposed on deposit accounts. Other banking-related revenues increased 20% from fiscal 2001 to fiscal 2002 and 120% from fiscal 2000 to fiscal 2001. These increases are due to higher ATM transaction surcharge volume, and the increase in fiscal 2001 also reflects the acquisition of E*TRADE Access in May 2000.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 11% from fiscal 2001 to fiscal 2002 and increased 72% from fiscal 2000 to fiscal 2001. Fluctuation in banking interest income represents changes in average yield based on the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets such as the increase in the automobile loan portfolio. Average interest-earning banking assets increased 11% from fiscal 2001 to fiscal 2002 and 92% from fiscal 2000 to fiscal 2001. The average yield on interest-earning banking assets decreased to 5.58% for fiscal 2002 from 6.93% for fiscal 2001, which decreased from 7.73% in fiscal 2000.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the Federal Home Loan Bank (“FHLB”) and other borrowings. Banking interest expense decreased 21% from fiscal 2001 to fiscal 2002 and increased 83% from fiscal 2000 to fiscal 2001. Fluctuations in banking interest expense reflect changes in the average cost of borrowings and changes in the average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 14% from fiscal 2001 to fiscal 2002 and 93% from fiscal 2000 to fiscal 2001. Offsetting the effect of increasing interest-bearing banking liability balances in fiscal 2002 and fiscal 2001, the average cost of borrowings decreased to 4.14% in fiscal 2002 from 5.97% in fiscal 2001 which decreased from 6.29% in fiscal 2000.

Net interest spread increased from 0.96% for fiscal 2001 to 1.44% for fiscal 2002. This increase is the result of several initiatives put in place to improve overall spreads, such as the Bank’s asset diversification strategy and the Bank’s lower cost of funding caused by a shift in the structure of our deposit base from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposits. In addition, decreases in wholesale funding rates also contributed to the decrease in the Bank’s overall funding costs. Net interest spread decreased from 1.44% for fiscal 2000 to 0.96% for fiscal 2001. The decrease is the result of decreased yields on assets partially due to pre-payments of higher yielding mortgages and purchases of lower yielding securities, the effects from which were not fully offset by the impact of decreasing interest rates on our wholesale borrowings and consumer deposits.

The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for fiscal 2002, fiscal 2001 and fiscal 2000. The table also presents information with respect to net interest margin, an indicator of profitability. Another indicator of profitability is net interest spread, which is the difference between the weighted average yield earned on interest-earning banking assets and the weighted average rate paid on interest-bearing banking liabilities.

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended September 30, 2000
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
	(dollars in thousands)
Interest-earning banking assets:
Loans receivable, net(1)	$7,520,665	$475,776	6.33%	$6,701,905	$492,620	7.35%	$3,165,908	$252,982	7.99%
Interest bearing deposits	196,419	5,042	2.57%	145,077	4,263	2.94%	59,708	3,466	5.81%
Mortgage-backed and related available-for-sale securities	4,730,552	225,408	4.76%	4,164,081	272,086	6.53%	2,884,474	217,448	7.54%
Available-for-sale investment securities	951,789	46,498	4.89%	1,175,669	77,116	6.60%	228,007	16,125	7.15%
Investment in FHLB stock	75,713	4,304	5.69%	65,988	4,224	6.40%	62,511	4,847	7.75%
Trading securities	228,848	7,128	3.11%	84,759	3,981	4.70%	26,210	1,900	7.25%

Total interest-earning banking assets(2)	13,703,986	$764,156	5.58%	12,337,479	$854,290	6.93%	6,426,818	$496,768	7.73%

Non-interest-earning banking assets	629,341			529,233			206,554

Total banking assets	$14,333,327			$12,866,712			$6,633,372

Interest-bearing banking liabilities:
Retail deposits	$8,243,543	$335,730	4.07%	$7,166,789	$421,064	5.88%	$3,228,692	$197,748	6.12%
Brokered certificates of deposit	205,239	5,975	2.91%	29,236	1,810	6.19%	88,601	5,825	6.56%
FHLB advances	970,226	56,952	5.87%	1,223,724	78,439	6.32%	1,225,783	78,171	6.27%
Other borrowings	3,835,442	150,002	3.91%	3,180,272	191,473	5.94%	1,471,435	96,566	6.46%

Total interest-bearing banking liabilities	13,254,450	$548,659	4.14%	11,600,021	$692,786	5.97%	6,014,511	$378,310	6.29%

Non-interest-bearing banking liabilities	310,086			552,513			115,280

Total banking liabilities	13,564,536			12,152,534			6,129,791

Total banking shareholders’ equity	768,791			714,178			503,581

Total banking liabilities and shareholders’ equity	$14,333,327			$12,866,712			$6,633,372

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$449,536	$215,497		$737,458	$161,504		$412,307	$118,458

Net interest spread			1.44%			0.96%			1.44%

Net interest margin (net yield on interest-earning banking assets)			1.57%			1.31%			1.85%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.39%			106.36%			106.86%

Return on average total banking assets			0.79%			0.43%			(0.39)%

Return on average total banking assets, as adjusted(3)			0.79%			0.53%			(0.08)%

Return on average equity			14.77%			7.82%			(5.15)%

Return on average equity, as adjusted(3)			14.77%			9.46%			(1.10)%

Equity to total banking assets			5.36%			5.55%			7.59%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $0.3 million in fiscal 2002 and none in fiscal 2001 and fiscal 2000.
(3)	Ratios calculated by excluding Employee Stock Ownership Plan, merger related and restructuring costs of none, $11.7 million (net of tax) and $20.4 million (net of tax) for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

The following table shows the changes in interest income and expense due to changes in rate and volume. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to volume (change in average outstanding balance multiplied by the prior year’s rate) and rate (change in average interest rate multiplied by the prior year’s volume). Changes attributable to both volume and rate have been allocated proportionately (in thousands):

	Fiscal 2002 Versus Fiscal 2001 Increase (Decrease) Due To			Fiscal 2001 Versus Fiscal 2000 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans receivable, net	$56,265	$(73,109)	$(16,844)	$261,427	$(21,789)	$239,638
Interest-bearing deposits	1,368	(589)	779	3,137	(2,340)	797
Mortgage-backed and related available-for-sale securities	33,662	(80,340)	(46,678)	86,580	(31,942)	54,638
Available-for-sale investment securities	(25,702)	(4,916)	(30,618)	62,244	(1,253)	60,991
Investment in FHLB stock	583	(503)	80	258	(881)	(623)
Trading securities	4,869	(1,722)	3,147	2,954	(873)	2,081

Total interest-earning banking assets(1)	71,045	(161,179)	(90,134)	416,600	(59,078)	357,522

Interest-bearing banking liabilities:
Retail deposits	552	(85,886)	(85,334)	222,382	934	223,316
Brokered certificates of deposit	5,590	(1,425)	4,165	(3,653)	(362)	(4,015)
FHLB advances	(13,943)	(7,544)	(21,487)	(131)	399	268
Other borrowings	34,327	(75,798)	(41,471)	103,498	(8,591)	94,907

Total interest-bearing banking liabilities	26,526	(170,653)	(144,127)	322,096	(7,620)	314,476

Change in net interest income	$44,519	$9,474	$53,993	$94,504	$(51,458)	$43,046

(1)	Amount includes a taxable equivalent increase in interest income of $0.3 million in fiscal 2002 and none in fiscal 2001 and fiscal 2000.

Allowance and Provision for Loan Losses

Allowance for loan losses represents management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. We perform regular reviews in order to identify these inherent losses and to assess the overall credit risk of our portfolio. The determination of the allowance for loan losses involves the monitoring of delinquency, default and historical loss experience. We make estimates and assumptions regarding existing but yet unidentified losses caused by current economic conditions. As a part of our quarterly assessment for the three months ended September 30, 2002, the allowance for loan losses for consumer loans was increased to provide for a minimum twelve months of expected losses compared to six months. This change was made due to increased uncertainty in current economic conditions and due to continued diversification of the portfolio. As of December 31, 2002, the total loan loss allowance was $27.7 million or 104% of total non-performing loans of $26.5 million. As of December 31, 2001, the total loan loss allowance was $19.9 million or 96.1% of total non-performing loans of $20.7 million.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Allowance for loan losses, beginning of period	$19,874	$12,565	$10,930	$7,161
Provision for loan losses	14,664	7,476	1,647	4,003
Acquired through acquisitions	14,428	4,699	—	—
Charge-offs, net	(21,300)	(4,866)	(12)	(234)

Allowance for loan losses, end of period	$27,666	$19,874	$12,565	$10,930

The following table allocates the allowance for loan losses by major loan category. This allocation does not necessarily restrict the use of the allowance from absorbing losses in other categories (dollars in thousands):

	Consumer(1)		Real Estate and Home Equity(2)		Total
	Allowance	Allowance as % of consumer loans held-for- investment	Allowance	Allowance as % of real estate loans held-for- investment	Allowance	Allowance as % of total loans-held-for-investment
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%
December 31, 2001	$11,001	0.66%	$8,873	0.19%	$19,874	0.31%

(1)	Primarily includes automobiles, RVs and marine loans.
(2)	Primarily includes one-to-four family mortgage and home equity loans.

Provision for loan losses was $14.7 million for fiscal 2002, $7.5 million for fiscal 2001 and $4.0 million for fiscal 2000.

Charge-offs—Loans are charged-off when, in the estimation of management, principal and interest due on an impaired loan will not be fully collected.

Net charge-offs increased from $4.9 million to $21.3 million from fiscal 2001 to fiscal 2002, and from $0.2 million to $4.9 million from fiscal 2000 to fiscal 2001. The increase in net charge-offs primarily relates to the seasoning of the consumer loan portfolio, as well as an increase in the consumer loan balance. Net charge-offs were also higher during fiscal 2002 due to losses related to purchased consumer loans. These losses were charged against a related $4.7 million component of the allowance acquired with the purchase of certain delinquent consumer loans in the fourth quarter of fiscal 2001.

The Bank’s portfolio of held-for-investment loans decreased to $5.6 billion at December 31, 2002 from $6.4 billion at December 31, 2001, principally due to a reclassification of $2.6 billion in loans from held-for-investment to held-for-sale in anticipation of the future sale of these loans, consistent with our plans to achieve a more diversified loan portfolio through the future purchase and acquisition of consumer loans including the $1.9 billion of consumer loans acquired with the December 2002 acquisition of Ganis Credit Corporation. See Note 6 to the Consolidated Financial Statements.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for fiscal 2002, fiscal 2001 and fiscal 2000 (dollars in thousands):

	Year Ended December 31,		Year Ended September 30, 2000	2002 Versus 2001	2001 Versus 2000
	2002	2001
Cost of services	$567,224	$595,590	$515,571	(5)%	16%

Cost of services as a percentage of net revenues	43%	47%	38%
Operating expenses:
Selling and marketing	203,613	253,422	521,532	(20)%	(51)%
Technology development	55,712	88,717	142,914	(37)%	(38)%
General and administrative	210,646	236,353	209,436	(11)%	13%
Amortization of goodwill and other intangibles	28,258	43,091	22,764	(34)%	89
Acquisition-related expenses	11,473	11,174	36,427	3%	(69)%
Facility restructuring and other exit charges	16,519	202,765	—	(92)%	—
Executive agreement and loan settlement	(23,485)	30,210	—	(178)%	—

Total operating expenses	$502,736	$865,732	$933,073	(42)%	(7)%

Cost of Services

Cost of services includes compensation, benefits, facilities and other costs related to our customer service, system maintenance and technology operation. Cost of services decreased 5% from fiscal 2001 to fiscal 2002 and increased 16% from fiscal 2000 to fiscal 2001. The decrease in cost of services for fiscal 2002 was driven by the realization of a full year benefit of our restructuring efforts, including the consolidation of facilities, the rearchitecture of system and networks and the consolidation of certain international operations, as well as improved call center productivity and other operating efficiency gains. This improvement was offset by the impact of added costs associated with significant growth at E*TRADE Mortgage, a full year of expenses for Dempsey and a partial year impact for E*TRADE Professional Trading. The increases in cost of services in fiscal 2001 reflects a full year of additional expenses for the acquisition of E*TRADE Access and a partial year for the acquisitions of E*TRADE Mortgage, Web Street, Inc. (“Web Street”) and Dempsey, as well as the impact of amortizing internally developed software as a significant number of large projects completed in November 2000. Also impacting cost of services is increased activity in our Banking segment where active customer accounts increased 70% from September 30, 2000 to December 31, 2001. Growth in our banking and international subsidiaries combined with investment in our Wealth Management business segment resulted in an increase in cost of services in fiscal 2001 as compared to fiscal 2000. Looking forward, we expect cost of services to remain relatively flat as a percentage of revenue until market conditions become more favorable and lead to increased customer activity, at which point we hope to experience further improvement in cost of services as a percentage of revenue.

Operating Expenses

Selling and marketing reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at expanding brand and product identity, costs for E*TRADE Centers and Zones, growing the customer base and increasing market share. Selling and marketing expenditures also include selling efforts in support of our Global and Institutional business segment. Selling and marketing expenses decreased 20% from fiscal 2001 to fiscal 2002 and 51% from fiscal 2000 to fiscal 2001. Decreases in selling and marketing from fiscal 2001 to fiscal 2002 are primarily due to the implementation of a strategy that focuses on higher-value customers. This strategy allowed a reduction in advertising, online, direct mailing and promotion activities. Decreases in selling and marketing expenditures from fiscal 2000 to fiscal 2001 are primarily due to reductions in customer acquisition spending, including advertising, online and direct mailing and promotional activities. We believe marketing dollars are being spent more efficiently as we cross-sell banking services to our brokerage customers in accordance with applicable regulatory requirements. We believe selling and marketing will increase in fiscal 2003 as we try to increase product awareness.

Technology development costs reflect design and development expensed during the period. Costs to internally develop software intended to add substantial new functionality are capitalized. Once the project is completed, these capitalized costs are amortized to cost of services. Such capitalized costs were $34.0 million in fiscal 2002, $27.5 million in fiscal 2001 and $61.5 million in fiscal 2000. Non-capitalized technology development expenses decreased 37% from fiscal 2001 to fiscal 2002 and decreased 38% from fiscal 2000 to fiscal 2001. During fiscal 2001, we reviewed our technology development activities in conjunction with our restructuring plans and business initiatives. As a result, work on less critical projects ceased during the second half of fiscal 2001 and the use of outside contractors was reduced. The decrease in technology development in fiscal 2002 and fiscal 2001 reflects our focused investment on core projects, reduction in use of contractors and realized savings from our restructuring plans initiated in 2001. With management’s continuing focus on cost efficiencies, no significant increases in technology development spending are planned in fiscal 2003. Management believes that the level of current technology development spending is appropriate to support pending initiatives.

General and administrative consists principally of compensation, benefit and facilities-related costs for executive and administrative personnel, professional services and other corporate activities. General and administrative expenses decreased 11% from fiscal 2001 to fiscal 2002 and increased 13% from fiscal 2000 to fiscal 2001.

The reduction in our general and administrative expenses in fiscal 2002 was primarily attributable to our restructuring initiated in August 2001 and the completion of ongoing negotiations and execution of a new employment agreement with our Former Chairman of the Board and Chief Executive Officer (“Former CEO”) resulting in lower compensation and benefit expenses. The revised agreement was effective from May 2002 through his subsequent departure from the Company on January 23, 2003. Contributing to the decrease was a $9.6 million compensation charge related to vested funds contributed to our Supplemental Executive Retirement Plan (“SERP”) in fiscal 2001. Offsetting these decreases, pursuant to the new employment agreement, the Company met its performance objectives and a bonus of $4.0 million was accrued in fiscal 2002 and paid in January 2003. Increases in costs associated with our fiscal 2001 acquisitions of Web Street and Dempsey and our acquisition of E*TRADE Professional Trading in June 2002 further offset the reduction in general and administrative expenses in fiscal 2002. In addition, the general and administrative expenses of E*TRADE Mortgage, which we acquired in February 2001, were not fully reflected in fiscal 2001.

The increase in general and administrative expenses in fiscal 2001 compared to fiscal 2000 of $26.9 million or 13% is primarily due to the growth of our Banking segment. Contributing to the increase in fiscal 2001 was the establishment and funding of the SERP program in January 2001. Discretionary contributions to the SERP increased general and administrative expenses in fiscal 2001 relating to both initial funding of the program and the expense accrued during fiscal 2001 for a portion of the January 2002 discretionary contribution.

The Company’s board of directors did not authorize any contributions to the SERP for fiscal 2003.

Amortization of goodwill and other intangibles was $28.3 million in fiscal 2002, $43.1 million in fiscal 2001 and $22.8 million in fiscal 2000. The overall decrease in the amortization of goodwill and other intangibles in fiscal 2002, primarily relates to our adoption of SFAS No. 142 Goodwill and Other Intangible Assets on January 1, 2002, after which we no longer amortize goodwill. We recorded no goodwill amortization in fiscal 2002. The amortization expense for fiscal 2002 relates to our other intangible assets from acquisitions including E*TRADE Access, which was acquired during fiscal 2000, the acquisitions of Web Street, E*TRADE Mortgage,

Dempsey and certain deposit accounts from Advanta National Bank, a subsidiary of Advanta Corporation, in fiscal 2001, the acquisition of certain customer deposit accounts from Chase Manhattan Bank USA, National Association in February 2002, the acquisition of E*TRADE Professional Trading in June 2002 and our December 2002 acquisitions of Engelman and Ganis. The significant increase in the amortization of goodwill and other intangibles in fiscal 2001 is primarily related to the acquisitions of E*TRADE Access in May 2000, E*TRADE Germany in October 2000, E*TRADE Mortgage in February 2001, Web Street in June 2001 and several of our international affiliates. Because of the increase in recorded intangibles which occurred during 2002, we expect amortization expense to increase to reflect a full year of amortization in fiscal 2003.

Acquisition-related expenses were $11.5 million in fiscal 2002, $11.2 million in fiscal 2001 and $36.4 million in fiscal 2000. In fiscal 2002, acquisition-related expenses included approximately $5.5 million related to non-capitalizable costs incurred in connection with our acquisition of E*TRADE Professional Trading and $4.4 million related to payments under a management continuity agreement (“Dempsey MCA”) in connection with the acquisition of Dempsey in October 2001. In fiscal 2001, acquisition-related expenses include approximately $5.8 million related to losses incurred by Web Street during the transition of Web Street’s accounts to our systems. The transition of Web Street’s accounts was completed in the fourth quarter of fiscal 2001, at which time all of Web Street’s domestic stand-alone operations ceased. Also included in acquisition-related expenses during fiscal 2001 was approximately $4.9 million paid under the Dempsey MCA. Acquisition-related expenses in fiscal 2000 primarily related to transaction costs associated with the acquisition of ETFC and E*TRADE Technologies.

Facility restructuring and other exit charges were $16.5 million in fiscal 2002 compared to $202.8 million in fiscal 2001. The fiscal 2002 expense includes $12.2 million related to our strategic decision to sell our German operations and provide brokerage services to our German customers through the operations of our other European subsidiaries. As discussed below, we also increased our 2001 facility restructuring charges by $7.3 million and recognized $3.6 million in related severance expensed during fiscal 2002 and $0.5 million in additional asset write-offs. Offsetting these charges in fiscal 2002 were gains associated with the sale and liquidation of two of our international subsidiaries in prior years and the final resolution in fiscal 2002 of related accrued obligations.

In fiscal 2001, we announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million ($148.0 million after tax) in fiscal 2001.

The restructuring was designed to consolidate facilities to bring together key decision-makers and streamline operations. We recorded a pre-tax restructuring charge of $131.8 million related to our facilities consolidation at September 30, 2001 (adjusted by $3.3 million in the fourth quarter of fiscal 2001 and further adjusted by $7.3 million in fiscal 2002), representing the undiscounted value of ongoing lease commitments offset by anticipated third party subleases. The charge also includes a pre-tax write-off of leasehold improvements and furniture and fixtures totaling $38.6 million for fiscal 2001.

As a result of our fiscal 2001 worldwide consolidation activities, certain software developed for specific locations and certain other fixed assets are no longer used. In total, we recorded a pre-tax non-cash charge of $52.5 million related to the write-off of capitalized software and hardware related to certain technology projects and other fixed assets in fiscal 2001. In calculating the charge related to our asset write-off, we calculated the amount of write-offs as the net book value of assets less the amount of estimated proceeds upon disposition for certain saleable assets.

The restructuring accrual also included other pre-tax charges of $15.8 million for fiscal 2001 for committed expenses, termination of consulting agreements and cancellation penalties on various services for facilities we have vacated or expect to vacate. We recorded an increase to our initial restructuring charge of $5.9 million for severance payments made to employees identified in the fourth quarter of fiscal 2001 and an additional amount of $3.6 million in fiscal 2002 as a part of our consolidation and integration efforts. As required by generally accepted accounting principles, severance is recorded in the period in which employees are identified and communication is made to these individuals. See Note 21 to Consolidated Financial Statements.

Executive Agreement consists of nonrecurring savings from an amendment of the contract between the Company and our Former CEO.

Effective January 23, 2003, our Former CEO resigned from the Company. A termination payment of $4.0 million required under his employment agreement, which is further discussed below, will be expensed in the first quarter of fiscal 2003 and paid in increments during fiscal 2003. Concurrent with his resignation in fiscal 2003, the Company reversed $3.7 million of compensation expense accrued in fiscal 2002 for the unvested portion of the Former CEO’s restricted stock, held by a subsidiary trust of the Company.

In May 2002, we executed a new employment agreement (the “Employment Agreement”) with our Former CEO, which included concessions resulting in a fiscal 2002 benefit to executive agreement and loan settlement. The Employment Agreement was effective May 2002 through his subsequent departure from the Company on January 23, 2003. The Employment Agreement included significant concessions by our Former CEO. Under this Employment Agreement, our Former CEO’s base salary was reduced to zero. In addition, under the Employment Agreement, our Former CEO became contractually entitled to a bonus payment to be determined and paid based on the Company’s meeting performance objectives. The Company met its fiscal 2002 performance objectives and a bonus of $4.0 million for the Former CEO was accrued in fiscal 2002 and paid in January 2003. Concessions reflected as a nonrecurring reduction to our operating expenses for fiscal 2002 included:

•	Our Former CEO waived his right to receive vested benefits in our SERP program totaling $16.1 million that were previously deposited into a trust on his behalf on January 1, 2001 and 2002; these amounts had been previously recorded as part of general and administrative expense in fiscal 2001. Of this amount, $14.0 million was retained by the Company and recorded as a nonrecurring benefit in executive agreement and loan settlement, and $2.1 million was paid out as a one-time bonus to eligible non-executive employees of the Company. (The amounts distributed to non-executive employees had no net effect on the results of operations.)

•	Our Former CEO waived his right to have the Company reimburse him for taxes due on his restricted stock grants. The accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement and loan settlement.

The total benefit to the Company for amounts previously paid on our Former CEO’s behalf or for amounts due to be paid in fiscal 2002 and waived under his revised employment agreement (net of the amounts distributed to the non-executive employees of the Company which had no net effect on the results of operations) totaled $23.5 million and is reflected as a nonrecurring reduction in our operating expenses in our consolidated statements of operations.

Executive loan settlement relates to our Former CEO’s original employment contract and other contractual negotiations undertaken by the Company in August 2001. As part of the original negotiated employment contract, we cancelled a $15.0 million note receivable and agreed to reimburse $15.2 million dollars in related taxes in return for the elimination of certain benefits contained in our Former CEO’s employment agreement. The total of $30.2 million is reflected as executive loan settlement in the consolidated statement of operations.

Other related party transactions are described in Note 11 to Consolidated Financial Statements.

Non-Operating Income (Expense)

The following table sets forth the components of non-operating income (expense) and percentage change information for fiscal 2002, fiscal 2001 and fiscal 2000 (dollars in thousands):

	Year Ended December 31,		Year Ended September 30, 2000	Percentage Change
				2002 Versus 2001	2001 Versus 2000
	2002	2001
Corporate interest income	$12,655	$22,179	$17,220	(43)%	29%
Corporate interest expense	(47,740)	(52,862)	(29,535)	(10)%	79%
Gain (loss) on investments	(18,507)	(49,812)	211,149	(63)%	(124)%
Equity in income (loss) of investments	9,071	(6,174)	(11,513)	247%	(46)%
Unrealized losses on venture funds	(9,683)	(34,716)	(736)	(72)%	4,617%
Fair value adjustments of financial derivatives	(11,662)	(3,112)	—	(275)%	—
Gain on early extinguishment of debt	5,346	49,318	—	(89)%	—
Other	(1,444)	200	(1,810)	(822)%	111%

Total non-operating income (expense)	$(61,964)	$(74,979)	$184,775	(17)%	(141)%

Corporate interest income primarily relates to interest income earned on corporate investment balances and related party notes. Corporate interest income was $12.7 million in fiscal 2002, $22.2 million in fiscal 2001 and $17.2 million in fiscal 2000. The decrease in corporate interest income from fiscal 2001 to fiscal 2002 was primarily due to lower interest yields earned on these corporate investments. Further, decreased corporate interest income reflects a decrease in corporate cash balances and related party note balances. The increase in corporate interest income from fiscal 2000 to fiscal 2001 was primarily due to an increase in our corporate investment activity during fiscal 2001, reflecting the initial use of proceeds from the issuance of $325 million of 6.75% convertible subordinated notes in May 2001 and interest income earned on related party notes.

Corporate interest expense primarily reflects the interest expense resulting from the issuance of $325 million of 6.75% convertible subordinated notes during the second quarter of fiscal 2001 and interest paid on our $650 million 6% convertible notes issued during the second quarter of fiscal 2000. Corporate interest expense was $47.7 million in fiscal 2002, $52.9 million in fiscal 2001 and $29.5 million in fiscal 2000. Beginning in the second quarter of fiscal 2001, we retired 6% subordinated notes totaling $280 million through share and cash exchanges. The increase in corporate interest expense from fiscal 2000 to fiscal 2001 primarily reflects the interest expense resulting from the issuance of $650 million in convertible subordinated notes during the second quarter of fiscal 2000.

Gain (loss) on investments was a loss of $18.5 million for fiscal 2002, a loss of $49.8 million for fiscal 2001 and a gain of $211.1 million in fiscal 2000. In fiscal 2002, loss on investments included impairment writedowns of privately-held equity investments of $12.5 million for losses determined to be other-than-temporary. In fiscal 2001, loss on investments was primarily comprised of a $40.6 million impairment write down on publicly-traded equity securities, proprietary mutual funds and equity method and other investments. In fiscal 2000, we liquidated portions of our investment portfolio, recognizing realized gains as a result of these sales. Included in realized gains on investments in fiscal 2000 is $77.5 million from the sale of a portion of our equity holdings in E*TRADE Japan K.K. following its initial public offering and realized gains of $132.3 million on the sale of other publicly-traded equities. E*TRADE Japan K.K. is accounted for under the equity method.

Equity income (loss) on investments was income of $9.1 million in fiscal 2002, loss of $6.2 million in fiscal 2001 and $11.5 million in fiscal 2000. Income in fiscal 2002 primarily reflected our investment in the KAP Group, LLC (“KAP”) offset by losses in our investment in E*TRADE Japan K.K., both accounted for under the equity method. In March 2003, SOFTBANK announced the proposed merger of E*TRADE Japan K.K. with Softbank Finance, a subsidiary of SOFTBANK. The merger has been approved by the Board of Directors of E*TRADE Japan K.K. and remains subject to the approval of the E*TRADE Japan K.K. shareholders. Upon the closing of the merger, we will have a 19.9% investment in the newly merged entity. We do not expect to record a gain or loss upon the closing of the merger. Losses in fiscal 2001 reflected our investment in Wit Soundview Group, Inc. (“Wit”), accounted for under the equity method until it was disposed of on August 20, 2001, and our equity investment in eAdvisor, partially offset by income recorded primarily from our equity investment in E*TRADE Japan K.K. In fiscal 2000, losses resulted primarily from E*OFFERING in which our investment was sold in October 2000. See Note 7 to Consolidated Financial Statements.

Unrealized losses on venture funds were $9.7 million in fiscal 2002, $34.7 million in fiscal 2001 and $0.7 million in fiscal 2000. In fiscal 2002 and fiscal 2001, we recorded unrealized losses on our participation in the Softbank Capital Partners, L.P. Fund, E*TRADE eCommerce Fund I (“Fund I”) and Arrow Path Fund II. These changes represent market fluctuations on public investments held by the funds and changes in the estimated value of their non-public investments. Fund I was formed in the first quarter of fiscal 2000 and the Arrow Path Fund II was formed in the third quarter of fiscal 2000. In October 2001, we amended our agreement in Fund I to increase our capital commitment by $7.5 million and modify the order in which Fund I distributions are to occur. The change provides for cash contributing partners to receive priority in distribution until they reach a 15% annual rate of return on their initial investment. The securities contributing partners would then receive a 15% annual rate of return; additional distributions, if any, would be allocated proportionately to all limited partners. Most of our contribution to Fund I was made in the form of private securities and, with respect to this contribution, we will be entitled to distributions behind the cash-contributing partners of Fund I, which include certain of our executive officers and directors. Due to this change in allocation method, we recorded an additional equity loss of $11.1 million.

Fair value adjustments of financial derivatives were $11.7 million in fiscal 2002 and $3.1 million in fiscal 2001. In fiscal 2002, the amounts primarily represent losses for the ineffective portions of changes in the fair value of derivatives in effective hedging relationships. In fiscal 2001, the amount represents a $3.7 million loss on the valuation of warrants, partially offset by a $0.6 million gain representing the ineffective portions of changes in the fair value of derivatives in effective hedging relationships. We owned warrants to purchase shares of common stock of Wit through August 20, 2001. The adjustment to the fair value of these warrants is reflected in the fair value adjustments of financial derivatives. We returned these warrants to Wit on August 20, 2001.

Gain on early extinguishment of debt was $5.3 million in fiscal 2002, $49.3 million in fiscal 2001 and none in fiscal 2000. In fiscal 2002, gain on early extinguishment of debt included a $8.6 million gain on the exchanges of $64.9 million of our 6% convertible subordinated notes for approximately 6.5 million shares of our common stock, offset by a $3.3 million loss as a result of the early redemption of $100 million adjustable rate advances from the FHLB. In fiscal 2001, gain on early extinguishment of debt included a $59.9 million gain from retirement of $214.8 million of our 6% convertible subordinated notes in exchange for approximately 19.2 million shares of our common stock and $15.3 million paid in cash, offset by a $10.6 million loss recorded as a result of the early redemption of $827.0 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of our Banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified. In the fourth quarter of fiscal 2002, we adopted the requirements of SFAS No. 145 in our consolidated financial statements, resulting in a reclassification of our extraordinary gains (losses) on early extinguishment of debt to non-operating income (expense).

In September 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt. The Task Force reached a consensus that SFAS No. 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company has adopted EITF 02-15 effective September 12, 2002. Since September 12, 2002, no convertible debt was retired through a conversion to equity.

Other expense was $1.4 million in fiscal 2002, other income of $0.2 million in fiscal 2001 and other expense of $1.8 million in fiscal 2000, which is primarily comprised of foreign exchange gains (losses), recorded as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies and also includes losses on fixed asset disposals.

Income tax expense (benefit) represents the expense for federal and state income taxes at an effective tax rate of 43.9% for fiscal 2002, (7.6)% for fiscal 2001 and 81.8% for fiscal 2000. The rate for fiscal 2002 reflects a decrease in taxes from goodwill, losses in certain foreign jurisdictions and capital losses for which no benefit was recognized. The rate for fiscal 2001 reflects a decrease in the tax benefit for non-deductible expenses such as certain compensation and the amortization of goodwill, differences between our statutory and foreign effective tax rates and losses in certain foreign jurisdictions for which no benefit was recognized. The rate for fiscal 2000 reflects an increase in tax expense from non-deductible acquisition-related expenses combined with the amortization of goodwill and differences between our statutory and foreign effective tax rate.

Minority interest in subsidiaries was $1.6 million for fiscal 2002, $0.5 million for fiscal 2001 and $(0.2) million for fiscal 2000. Minority interest in subsidiaries results primarily from minority equity interest in various membership interests of E*TRADE Professional Trading LLC and ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries is the net income or loss attributed to a minority interest in one of our international affiliates in fiscal 2002 and fiscal 2001 and two of our international affiliates in fiscal 2000.

Cumulative effect of accounting change was $293.7 million in fiscal 2002, which was due to our adoption of SFAS No. 142, effective January 1, 2002, whereby we reviewed our goodwill for impairment using fair market value tests and as a result wrote-down goodwill associated with certain of our international subsidiaries acquired in the previous years. As required under SFAS No. 142, we will continue to review, at least annually, the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses. See Note 23 to Consolidated Financial Statements. The cumulative effect of accounting change of $83,000 in the three months ended December 31, 2000 resulted from our adoption of SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity needs primarily through investing and financing activities, consisting principally of equity and debt offerings, increases in core deposit accounts, other borrowings and sales of loans or securities. We believe that we will be able to renew or replace our funding sources at prevailing market rates, which may be higher or lower than current rates, as well as to supplement these funding sources with cash flow from operations.

Equity Offerings and Retirements

In fiscal 2002, we repurchased and retired 10.2 million shares of common stock for an aggregate purchase price of $43.5 million. In addition, we retired an additional 5.0 million shares of common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable. In fiscal 2001, we repurchased and retired approximately 37.5 million shares of common stock for an aggregate purchase price of approximately $239.1 million. Except for 7.0 million shares repurchased in fiscal 2001, these shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001 authorizing us to repurchase up to 50.0 million shares of common stock. Pursuant to the stock buyback program approved by the Board, the Company remains authorized to repurchase up to 4.3 million additional shares of common stock.

Of the 52.7 million shares of our common stock repurchased and retired, approximately 30.4 million shares were purchased in three private transactions with SOFTBANK Corporation (“SOFTBANK”), a significant shareholder of E*TRADE, for approximately $195.9 million. Of this total, 20.0 million shares were purchased at a price of $7.28 per share, which represented a discount from the market price on the day of sale.

Debt Offerings and Retirements

In fiscal 2000, we completed a private offering of an aggregate principal amount of $650 million of convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 (15.7 million shares based on the $370.3 million principal amount of notes outstanding at December 31, 2002). The notes bear interest at 6%, payable semi-annually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. We used $145.0 million of the $631.3 million in net proceeds to pay the outstanding balance on a $150 million line of credit, which was subsequently terminated in February 2000. In fiscal 2002, we retired $64.9 million of these notes in exchange for 6.5 million shares of our common stock. In fiscal 2001, we retired $214.8 million of these notes in exchange for 19.2 million shares of our common stock and $15.3 million in cash. Debt issuance costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. Through December 31, 2002, approximately $4.8 million had been amortized and reflected in corporate interest expense and $7.8 million removed in connection with the extinguishment of the $279.7 million of debt. See Note 14 to the Consolidated Financial Statements.

On May 29, 2001, We completed a private offering of $325 million aggregate principal amount of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of our common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The net proceeds from this debt offering were used to repurchase $238.9 million of common shares, to fund merger and acquisition activity during fiscal 2001, and for general corporate purposes, including capital expenditures and to meet working capital needs. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes.

Technology Center Financing

On March 27, 2002, we exercised our purchase option to purchase our 164,500 square foot technology operation center located near Atlanta, Georgia. We used the cash collateral of $71.9 million posted in accordance with the terms of the original lease agreement entered into on July 30, 1999 to acquire the related property. The funds used to purchase our technology facility were included in other assets through the date of purchase.

Other Sources of Liquidity

At December 31, 2002, we have financing facilities totaling $275 million to meet the needs of E*TRADE Clearing. These facilities, if used, would be collateralized by customer securities. There was $5.5 million outstanding as of December 31, 2002 and no borrowings outstanding as of December 31, 2001, under these lines. We also have multiple loans collateralized by equipment owned by us, for which $23.7 million was outstanding as of December 31, 2002. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $4.4 million at December 31, 2002. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

In our banking operations, we seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts, transactional accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. At December 31, 2002, our average retail banking deposit account balance was approximately $20,000 and our banking customers maintained an average of 1.6 accounts. Savings and transactional deposits increased from $2.9 billion at December 31, 2001 to $4.3 billion at December 31, 2002, an increase of 48%. Retail certificates of deposit decreased from $5.2 billion at December 31, 2001 to $3.7 billion at December 31, 2002, or 29%. Brokered certificates of deposit increased from none at December 31, 2001 to $0.4 billion at December 31, 2002.

We also rely on borrowed funds in our banking operations, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity. Total banking-related borrowings increased 73% from $4.2 billion at December 31, 2001 to $7.2 billion at December 31, 2002. At December 31, 2002, ETFC had approximately $2.9 billion in additional borrowing capacity.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Due in Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total
General obligations:
Convertible subordinated notes(1)	$44,157	$44,157	$44,157	$44,157	$403,377	$335,969	$915,974
Operating lease payments	38,748	34,391	29,296	28,452	26,652	92,512	250,051
Venture capital funding commitments(2)	14,200	31,825	—	—	—	—	46,025
Facilities offered for sublease less estimated future sublease income(3)	47,692	5,778	3,690	3,620	3,029	5,313	69,122
Capital lease payments	3,674	766	148	—	—	—	4,588
Acquisition-related employment agreements	1,880	—	—	—	—	—	1,880

Total general obligations(4)	150,351	116,917	77,291	76,229	433,058	433,794	1,287,640

Banking obligations:
Mandatorily redeemable preferred securities(1)	8,903	9,079	9,079	9,079	9,079	209,103	254,322
Certificates of deposit(5)(6)	2,691,260	811,627	558,870	166,207	133,988	102,190	4,464,142
Borrowings by bank subsidiary(6)	6,479,455	479,527	161,806	110,186	50,000	—	7,280,974
Purchases of loans	601,141	—	—	—	—	—	601,141
Originations of loans(7)	1,341,917	—	—	—	—	—	1,341,917
Commitments to sell securities	(130,460)	—	—	—	—	—	(130,460)
Commitments to purchase securities	241,682	—	—	—	—	—	241,682

Total banking obligations	11,233,898	1,300,233	729,755	285,472	193,067	311,293	14,053,718

Total contractual obligations	$11,384,249	$1,417,150	$807,046	$361,701	$626,125	$745,087	$15,341,358

(1)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(2)	Estimated based on investment plans of the venture capital funds.
(3)	Included in the facilities restructuring accrual.
(4)	Excludes commitments to fund certain development activities as further disclosed in Other Commitments below.
(5)	Does not include demand deposit, money market or passbook savings accounts, as there are no maturities and/or scheduled contractual payments.
(6)	Includes annual interest based on the contractual features of each transaction, using market rates as of December 31, 2002. Interest rates were assumed to remain flat over the life of all adjustable rate instruments.
(7)	Contains optional commitment to originate.

Other Commitments

In June 1998, we entered into a joint venture agreement with SOFTBANK Corporation, a related party, to form E*TRADE Japan K.K. to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8.0 million in exchange for a 42% ownership position in this joint venture. E*TRADE Japan K.K. issued shares to the public in an initial public offering in September 2000. Following E*TRADE Japan K.K.’s initial public offering, we sold a portion of our investment recognizing a pre-tax gain of $77.5 million, reducing our ownership percentage from 42% to 32% in fiscal 2000. In fiscal 2001, E*TRADE Japan K.K. completed two additional acquisitions that resulted in a decrease of our ownership percentage to 30%. In March 2003, SOFTBANK announced the proposed merger of E*TRADE Japan K.K. with Softbank Finance, a subsidiary of SOFTBANK. The merger has been approved by the Board of Directors of E*TRADE Japan K.K. and remains subject to the approval of the E*TRADE Japan K.K. shareholders. Upon the closing of the merger, we will have a 19.9% investment in the newly merged entity. We do not expect to record a gain or loss upon the closing of the merger. As part of our commitment to the joint venture, we are required to provide a continuing level of systems support to E*TRADE Japan K.K. through June 2003; the cost of such support was $3.9 million in fiscal 2002, $4.4 million in fiscal 2001, $1.0 million in the three months ended December 31, 2000 and $2.5 million in fiscal 2000. The Company does not expect development commitments under this arrangement to be material in future periods.

Other Liquidity Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, Nomura Securities, Inc. and Fiserv Securities, Inc. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. The Company is unable to predict the ultimate outcome of these disputes. The Company, based on information available, does not believe that an estimable loss is probable. However, the ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters. See Item 3. Legal and Administrative Proceedings for further information regarding this case.

We currently anticipate that our available cash resources and credit will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

Cash Provided by Operating Activities

Cash provided from operating activities increased by $2.1 billion or 845% from a net operating cash outflow of $254.7 million in fiscal 2001 to a net operating cash inflow of $1.9 billion in fiscal 2002. Cash provided from operating activities decreased by $116.0 million or 84% from a net operating cash outflow of $138.7 million fiscal 2000 to a net operating cash outflow of $254.7 million in fiscal 2001. The following table presents those significant activities affecting our operating cash position in fiscal 2002 and fiscal 2001 (in thousands):

	Year Ended December 31,		Year Ended September 30, 2000	Percentage Change
				2002 Versus 2001	2001 Versus 2000
	2002	2001
Selected Cash Flows From Operating Activities:
Net income (loss)	$(186,405)	$(241,532)	$19,152	23%	(1,361)%
Selected non-cash charges:
Cumulative effect of accounting change	293,669	—	—	—%	—%
Depreciation, amortization and discount accretion	325,980	179,126	97,638	82%	83%
Non-cash restructuring costs and other exit charges	11,880	96,793	—	(88)%	—%
Net effect of changes in brokerage-related assets and liabilities	102,996	325,369	(413,299)	(68)%	179%
Net loans held-for-sale activity	2,533,052	(604,899)	12,600	519%	(4,901)%
Net trading securities activity	(354,565)	128,705	33,550	(375)%	284%
Other assets	(325,223)	48,503	(61,333)	(771)%	179%
Operating cash from derivative activities	(328,960)	(29,176)	—	(1,028)%	—%
Total other net activity*	(175,186)	(157,583)	173,000	(11)%	(191)%

Net cash provided by (used in) operating activities	$1,897,238	$(254,694)	$(138,692)	845%	(84)%

*	Refer to the Consolidated Statements of Cash Flows for further detail included in Item 8. Consolidated Financial Statements and Supplementary Data.

Fiscal 2002

During fiscal 2002, the increase in cash provided from operating activities was primarily due to an increase in loans held-for-sale activity, net of $2.5 billion. This increase reflects the strategic decision to reclassify $2.7 billion in loans held-for-investment to loans held-for-sale and the subsequent sale of these loans to fund the purchase of a more diverse portfolio of loans, including consumer loans, and the acquisition of Ganis. When considered in conjunction with additional cash provided through financing activities of $3.4 billion, available cash resources in fiscal 2002 related to our bank activities were used to finance investing activities, which included net purchases of mortgage-backed and investment securities totaling $3.5 billion and the purchase of Ganis for $1.9 billion.

Activity offsetting cash provided through operations includes an increase in our other assets balance and cash used in derivative activities. The increase in other assets is primarily driven by $241.7 million recorded in fiscal 2002 for a Receivable for Bank securities sold, collateral not delivered (See Note 9 to Consolidated Financial Statements). The increase in derivative activities reflects a strategic repositioning of the derivative securities portfolio, partially driven by the balance sheet reclassifications discussed above.

Further impacting fiscal 2002, non-cash items included in net loss increased from fiscal 2001, including the cumulative effect for the adoption of SFAS No. 142 resulting in the impairment of $293.7 million in goodwill as well as an increase in depreciation and amortization expense reflecting the increase in fixed assets related to capital expenditures of $117.6 million in fiscal 2002. Acquisitions completed in fiscal 2002 and fiscal 2001 resulted in further increases in depreciation and amortization expense as we increased our fixed asset and intangible balances. Capital expenditures related to current operations are expected to decrease in fiscal 2003.

Contributing to cash provided by operations, brokerage-related activities provided $103.0 million in fiscal 2002, reflecting a 68% decrease from cash provided in fiscal 2001. The fluctuation in the brokerage receivable balance is correlated with changes in the brokerage payable balance.

Fiscal 2001

During fiscal 2001, cash used in operating activities increased by 84% from fiscal 2000, primarily as a result of an increase in the purchase of loans held-for-sale activity, net of sales, and a significant increase in accounts payable, accrued and other liabilities. Offsetting this outflow of cash was an increase in cash provided through net brokerage-related activities and non-cash activities recorded in fiscal 2001, including non-cash charges related to our facility restructuring activities (See Note 21 to Consolidated Financial Statements). Cash used in operating activities in fiscal 2001 reflects the activities related to the acquisitions of E*TRADE Mortgage and Dempsey.

Cash Used in/ Provided by Investing and Financing Activities

Cash used in investing activities was $5.3 billion, $1.3 billion and $5.0 billion for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. For fiscal 2002, cash used in investing activities resulted primarily from purchases of mortgage-backed and investment securities, available-for-sale, net of $3.5 billion and the acquisition of Ganis for $1.9 billion. For fiscal 2001, cash used in investing activities resulted primarily from an increase in loans receivable of $2.2 billion partially offset by the sale/maturity of mortgage-backed and investment securities available-for-sale, net of $1.2 billion.

Cash provided by financing activities was $3.3 billion, $1.9 billion and $5.3 billion for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. For fiscal 2002, cash provided by financing activities primarily resulted from a net increase in securities sold under agreements to repurchase of $2.7 billion, an increase in banking deposits of $317.5 million and a net increase in advances from the FHLB of $404.0 million. For fiscal 2001, cash provided by financing activities primarily resulted from an increase in banking deposits of $2.3 billion and the net proceeds from the issuance of convertible subordinated debt of $315.3 million, partially offset by a net decrease in advances from the FHLB of $830.7 million.

Regulatory Capital Requirements

The SEC, NYSE, NASD, OTS and various other international regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of December 31, 2002 were fully met.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets and of Tangible Capital to tangible assets. To be categorized as well capitalized the Bank must maintain a minimum Total Capital to risk-weighted assets ratio of 10.0%, Tier I Capital to risk-weighted assets ratio of 6.0% and Core Capital to adjusted tangible assets ratio of 5.0%. As of December 31, 2002, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations (See Note 25 to Consolidated Financial Statements).

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan rather than when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts initially recognized. The Company will follow the provisions of SFAS No. 146 for any restructuring activities which may be initiated after December 31, 2002.

In September 2002, the EITF reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt. SFAS No. 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company adopted EITF 02-15 effective September 12, 2002. Since September 12, 2002, no convertible debt was retired through a conversion to equity.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. This statement also amends SFAS No. 144, to include long-term customer relationship intangible assets such as depositor-and-borrower relationship assets. Accordingly, SFAS No. 147 may affect the accounting for future acquisitions of all or part of a financial institution. The Company adopted the provisions of SFAS No. 147 on October 1, 2002 and its adoption did not have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and prevents the use of the prospective transition method for companies who do not adopt the expensing method for stock compensation in fiscal 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed the way it accounts for stock-based employee compensation; however it has adopted the disclosure provisions of SFAS No. 148.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to disclose many of the guarantees or indemnification agreements it issues, some of which are required to be recorded as a liability in the company’s consolidated balance sheet at the time it enters into the guarantee. FIN No. 45 requires disclosures beginning in interim and year-end financial statements ending after December 15, 2002. The Company has adopted the disclosure provisions. The liability recognition provisions apply prospectively to guarantees issued or modified beginning January 1, 2003. The Company does not believe the adoption of FIN No. 45 will have a material impact on its consolidated financial condition.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. The Company has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, July 1, 2003.

The Company is a party to various investment funds and joint ventures that may be considered to be VIEs. These include the E*TRADE eCommerce Fund I and ArrowPath Fund II. Our investments in these funds are accounted for under the equity method of accounting and have combined assets of $54.3 million. Unfunded commitments associated with these investments are $42.5 million (see Note 7). Excluding the E*TRADE eCommerce Fund I and ArrowPath Fund II investments, the Company does not have any unfunded commitments in investment funds and joint ventures that may be considered VIE’s. The Company is currently assessing the impact, if any, that the consolidation provisions of FIN No. 46 may have on the consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE FINANCIAL SERVICES BUSINESS

Many of our competitors have greater financial, technical, marketing and other resources

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

Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance, and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms and lower prices to customers than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand market downturns better than we, and gain market share. It is also possible that new competitors, alliances or industry consolidation among existing or future competitors may significantly reduce our market share or our ability to compete effectively.

Downturns or disruptions in the securities markets could reduce transaction volumes and margin borrowing and increase our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. Like other financial services firms, we are directly affected by national and global economic and political conditions, broad trends in business and finance, disruptions to the securities markets and changes in volume and price levels of securities and futures transactions.

A significant downturn in the U.S. securities markets has been occurring since March 2000, resulting in industry-wide declines in transaction volume. The decrease in transaction volume has been more significant for us with respect to our less active customers, increasing our dependence on our more active Power E*TRADE and E*TRADE Professional Trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Clearing. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

Downturns in the securities markets increase the credit risk associated with margin lending or stock loan transactions

We permit customers to purchase securities on margin. When the market declines rapidly, there is an increased risk that the value of the collateral we hold in connection with these transactions could fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. We may risk losses if there are sharp changes in market values of many securities and the counter-parties to the borrowing and lending transactions fail to honor their commitments. The recent downturn in public equity markets has led to a greater risk that parties to stock lending transactions may fail to meet their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing assets in our portfolio

The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets (such as loans and mortgage-backed securities) and interest expense on interest-bearing liabilities (such as deposits and borrowings). Changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The Bank is exposed to interest rate risk in various ways, including the following:

•	As interest rates have declined, we have experienced increased demand for and revenues from mortgage loans. If interest rates increase, we would expect a potentially significant decline in our mortgage business.

•	As part of its diversified portfolio of interest-bearing assets, the Bank holds a portfolio of corporate bonds. With the recent economic downturn, there is an increased risk that some of these corporate bonds may become impaired before reaching maturity, or that they may not realize their full principal value upon maturity, which could cause the Bank’s portfolio to suffer impairment charges as losses are realized.

The Bank attempts to mitigate interest rate risk in part by using derivative contracts that are designed to offset, in whole or in part, the variability in value or cash flow of various assets or liabilities caused by changes in interest rates. There can be no assurances that these derivative contracts will offer the intended protection against interest rate risk. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we adopted on October 1, 2000, requires that the hedge ineffectiveness, or the difference between the changes in value of the hedged item versus the change in value of the hedging instruments, be recognized in earnings as of the reporting date. Our financial results may prove to be more volatile due to this reporting requirement.

The Bank’s diversification of its asset portfolio to include riskier, higher-yielding investments may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine and RV loans and retained interests in asset securitizations, we will have to manage assets that carry a higher risk of default than our existing portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy continues to weaken, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

Risks associated with trading transactions at our specialist/market maker could result in trading losses

A majority of our specialist and market-making revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account as well as trading losses in its specialist stocks and market maker stocks. From time to time, Dempsey may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because Dempsey’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of revenues and operating profits. Dempsey also operates a proprietary trading desk separately from its specialist and market maker operations, which may also incur trading losses.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The listed marketplaces have moved from trading using fractional share prices to trading using decimals. As a result, spreads that specialists and market makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey. Also, the advent of decimalization led to a decline in order flow revenue received by us from market makers and marketplaces. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by Dempsey.

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, ECNs have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, Dempsey may experience a reduction in its flow of limit orders.

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has been significant consolidation in the online financial services industry over the last several years, and the consolidation is likely to continue in the future. Should we fail to take advantage of viable consolidation opportunities or if we overextend our efforts by acquiring businesses that we are unable to integrate or properly manage, we could be placed at a competitive disadvantage. Acquisitions entail numerous risks including retaining or hiring skilled personnel, integrating acquired operations, products and personnel and the diversion of management attention from other business concerns. In addition, there can be no assurance that we will realize a positive return on any of these investments or that future acquisitions will not be dilutive to earnings.

We must be able to quickly introduce new products and services in order to attract new customers and remain competitive

Our future profitability depends significantly on our ability to develop, maintain and enhance our products, services and technology. There are significant challenges to such development, maintenance and enhancement, including:

•	effectively using new technologies;
•	effectively ensuring that the technologies we utilize are, and remain, stable and secure;
•	adapting our products and services to meet emerging industry standards; and
•	developing, introducing and marketing new products and services to meet and create customer demand.

We rely heavily on technology to deliver products and services

Disruptions to or instability of our technology, including an actual or perceived breach of the security of our technology, could harm our business and our reputation.

Our international efforts subject us to additional risks and regulation, which could impair our business growth

One component of our strategy is an increased effort to build our international business. To date, we have limited experience in providing retail brokerage and banking services internationally. There can be no assurance that our branded products and services will be successful in international markets.

In order to expand our services globally, we must comply with the regulatory controls of each specific country in which we conduct business. We intend to rely primarily on our joint venture partners and/or licensees and our subsidiaries for regulatory compliance in foreign jurisdictions. We have limited control over the management and direction of these venture partners and/or licensees, and their action or inaction, including their failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

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

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our specialist and market maker operations in Dempsey. In addition, if we were deemed to solicit orders from our customers or make investment recommendations, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers.

Similarly, E*TRADE Group, E*TRADE Re, LLC and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank and subsidiary of ETFC, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates and conduct and qualifications of personnel. In addition, we are also subject to the regulatory controls of each specific country in which we conduct business.

Similarly, Federal, state and local governments may pass legislation affecting the privacy of financial information that could constrain our ability to communicate, or otherwise conduct business with existing or potential customers.

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE, CFTC and the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each of the states could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Our ability to comply with all applicable laws and rules is largely dependent on our establishment, maintenance and enforcement of an effective compliance system. Our failure to establish and enforce proper compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, CFTC, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. See Note 25 of Item 8 Consolidated Financial Statements and Supplemental Data for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

Similarly, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could harm a bank’s operations and financial statements. A bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of the bank’s capital, risk weightings of assets, off-balance-sheet transactions and other factors.

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 25 of Item 8 Consolidated Financial Statements and Supplemental Data for the Bank for the current reporting period.

Regulatory review of our advertising practices could hinder our ability to operate our business and result in fines and other penalties

All marketing activities by our broker-dealer subsidiaries that are regulated by the NASD, are required to have all marketing materials reviewed by a Series 24 licensed principal prior to release. The NASD has in the past asked us to revise certain marketing materials. In June 2001, we settled a formal NASD investigation into our advertising practices and were fined by the NASD in connection with three advertisements that were placed in 1999. The NASD can impose certain penalties for violations of its advertising regulations, including:

•	censures or fines;
•	suspension of all advertising;
•	the issuance of cease-and-desist orders; or
•	the suspension or expulsion of a broker-dealer or any of its officers or employees.

In addition, the federal banking agencies impose restrictions on bank advertising of non-deposit investment products to minimize the likelihood of customer confusion.

As a savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and us, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are now restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

We believe that all of our existing activities and investments are permissible under the new legislation, but the OTS has not yet interpreted these provisions. Even if our existing activities and investments are permissible, we will be unable to pursue future activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies.

In addition to regulation as a savings and loan holding company, the Bank is subject to extensive regulation of its activities and investments, capitalization, risk management policies and procedures and relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect both us and the Bank following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may do so in the future. We reported net losses of $186.4 million in fiscal 2002, which includes a cumulative effect of accounting change of $293.7 million, net losses of $241.5 million in fiscal 2001, which includes pre-tax facility restructuring and other exit charges of $202.8 million and net income of $19.2 million in fiscal 2000. Although we achieved profitability in fiscal 2000 due in part to sales of investment securities, we cannot assure you that profitability will be achieved in future periods.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At December 31, 2002, we had an outstanding balance of $695.3 million in convertible subordinated notes. Combined with the share buyback program through December 2002, and the cumulative effect of accounting change recorded in fiscal 2002, our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 46.9% as of December 31, 2002. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult to make payments on our debt;
•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;
•	limit our flexibility in planning for or reacting to changes in our business; and
•	make us more vulnerable in the event of a downturn in our business.

The market price of our common stock may continue to be volatile

From January 1, 2001 through December 31, 2002, the price per share of our common stock has ranged from a high of $15.38 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

We may need additional funds in the future which may not be available and which may result in dilution of the value of our common stock

In the future, we may need to raise additional funds, which may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our business growth plans. In addition, if funds are available, the issuance of securities could dilute the value of shares of our common stock and cause the market price to fall.

We have various mechanisms in place that may discourage takeover attempts

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;
•	provision for a classified Board of Directors with staggered, three-year terms;
•	the prohibition of cumulative voting in the election of directors;
•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of shareholders;
•	the prohibition of shareholder action by written consent; and
•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

Attempts to acquire control of E*TRADE may also be delayed or prevented by our stockholder rights plan, which is designed to enhance the ability of our Board of Directors to protect shareholders against unsolicited attempts to acquire control of E*TRADE that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the company and our shareholders. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

DOMESTIC RETAIL BROKERAGE, GLOBAL AND INSTITUTIONAL AND WEALTH MANAGEMENT AND OTHER

Our Domestic Retail Brokerage, Global and Institutional, and Wealth Management and Other operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we use derivative financial instruments, none of which are held for speculative or trading purposes.

Interest Rate Sensitivity

As of December 31, 2002, we had variable rate term loans of approximately $23.7 million outstanding. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at December 31, 2002, the interest payments would increase by an immaterial amount. The Company had a $50 million cash secured line of credit under an agreement with a bank that expired in October 2002. The Company did not renew the line of credit.

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

To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based revenues and operating expenses, we evaluate the costs and benefits to hedging our material net non-U.S. dollar-based exposures by entering into foreign exchange forward contracts. Currently, hedges of transactions do not extend beyond twelve months and are immaterial. Given the short-term nature of our foreign exchange forward contracts, our exposure to risk associated with currency market movement on the instruments is not material.

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

Interest Rate Risk

The acquisition, maintenance, and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process these instruments are subject to market risk, which is the potential for adverse declines in market values. There are numerous factors that may influence the speed and direction of changes in market value including, but not limited to, liquidity, the absolute level of interest rates, the shape of the yield curve, and the implied volatility of future interest rate movements. The net market values of bank instruments may directly or indirectly impact the Bank’s current or future earnings and is also subject to certain regulatory constraints.

Day-to-day management of market risk is the responsibility of the Bank’s Asset Liability Management Committee (“ALCO”). The ALCO is responsible for measuring, managing and reporting the Bank’s aggregate market risk within established policy guidelines and limits, which are reviewed periodically. The Bank maintains a Risk Management Group, which is independent of the Bank’s portfolio management functions to assist the ALCO in its responsibilities of measuring and managing market risk.

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At December 31, 2002, approximately 63% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit, and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2002. The market value of the trading portfolio at December 31, 2002 was $392 million.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented because they result in negative interest rates. The sensitivity of NPVE as of December 31, 2001 and 2002 and the limits established by the Bank’s board of directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of December 31, 2002	Change in NPVE As of December 31, 2001	Board Limit

+300	-29%	-13%	-55%

+200	-18%	-11%	-30%

+100	-7%	-6%	-15%

Base Case	—	—	—

-100	-2%	3%	-15%

As of December 31, 2002 the Bank’s overall interest rate risk exposure would be classified as “minimal” under the criteria published by the OTS.

Derivative Financial Instruments

The Bank employs derivative financial instruments to help manage the Bank’s interest rate risk. Interest rate swaps are used to lower the duration of specific fixed-rate assets or increase the duration of specific adjustable-rate liabilities. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the change of market values resulting from the prepayment dynamics of the Bank’s mortgage portfolios. The types of options the Bank employs are primarily Cap Options (“Caps”) and Floors Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps benefit from increases in market interest rates while Floors benefit from decreases in market interest rates. Payor Swaptions benefit from increases in market interest rates while Receiver Swaptions benefit from decreases in market interest rates.

The total notional amount of derivative financial instruments relative to total assets is largely the result of the Bank’s exposure to mortgage securities and loans which involve both sensitivity to interest rates and sensitivity to the rates at which the borrowers exercise their option to prepay their loans if interest rates decline. Consequently, a mortgage instrument is hedged with a combination of interest rate swaps, cap and floor options.

At December 31, 2002, the Bank had derivatives with $9.1 billion in total notional outstanding in comparison to $11.5 billion at December 31, 2001. Interest rate swaps at December 31, 2002, were $6.2 billion in notional with an unrealized loss of $150 million. The unrealized loss was primarily caused by the net decrease of interest rates in 2002. The Bank primarily uses “payer” positions in which the Bank pays a fixed rate of interest on the notional amount and receives a floating rate in exchange. The terms and conditions of the swaps are intended to be industry-standard to maintain the liquidity of the instruments. At December 31, 2002, the notional amounts of options were $350 million in caps, $375 million in floors and $2.1 billion in swaptions. At December 31, 2001, the notional amounts of options were $3.8 billion in caps and $0.7 billion in floors. At September 30, 2000, the Bank had $5.3 billion in interest rate swap notional with an unrealized loss of $38.5 million.

The decrease in the notional value of the Bank’s derivative portfolio was offset by a change in the composition of the portfolio such that a similar level of protection was maintained with lower notional balances. The average maturity of the pay-fixed interest rate swap portfolio was extended to take advantage of the low interest rate environment. The cap portfolio was transitioned to a swaption portfolio that offered more precisely targeted protection.

Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted on October 1, 2000. See Notes 2 and 28 of the Consolidated Financial Statements for additional information on SFAS No. 133.

Mortgage Production Activities

In the production of mortgage product, the Bank is exposed to interest rate risk between the commitment dates of the loans and their funding dates. At December 31, 2002 and 2001, there were $1.1 billion and $0.4 billion in mortgage loan commitments awaiting funding, respectively.

Item 8.    Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	63
Report of Independent Public Accountants	64
Consolidated Balance Sheets as of December 31, 2002 and 2001	65
Consolidated Statements of Operations for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	66
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	67
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, Three Months Ended December 31, 2000 and Year Ended September 30, 2000	70
Notes to Consolidated Financial Statements:
Note 1—Organization and Basis of Presentation	72
Note 2—Summary of Significant Accounting Policies	73
Note 3—Business Combinations	83
Note 4—Brokerage Receivables, Net and Brokerage Payables	88
Note 5—Mortgage-Backed Securities, Available-for-sale	89
Note 6—Loans Receivable, Net	90
Note 7—Investments	92
Note 8—Property and Equipment, Net	99
Note 9—Other Assets	100
Note 10—Asset Securitization—Collateralized Debt Obligation	100
Note 11—Related Party Transactions	102
Note 12—Deposits	104
Note 13—Borrowings by Bank Subsidiary	105
Note 14—Subordinated Debt	106
Note 15—Accounts Payable, Accrued, Other Liabilities and Short-Term Borrowings	107
Note 16—Company-Obligated Redeemable Capital Securities	108
Note 17—Income Taxes	109
Note 18—Accumulated Other Comprehensive Loss	111
Note 19—Shareholders’ Equity	111
Note 20—Employee Benefit Plans	112
Note 21—Facility Restructuring and Other Exit Charges	116
Note 22—Executive Agreement and Loan Settlement	119
Note 23—Cumulative Effect of Accounting Change, Goodwill and Intangible Assets	120
Note 24—Income (Loss) Per Share	122
Note 25—Regulatory Requirements	123
Note 26—Lease Arrangements	125
Note 27—Commitments, Contingencies and Other Regulatory Matters	126
Note 28—Accounting for Derivative Financial Instruments and Hedging Activities	129
Note 29—Fair Value Disclosure of Financial Instruments	132
Note 30—Segment and Geographic Information	133
Note 31—Condensed Financial Information (Parent Company Only)	135
Note 32—Subsequent Event	138
Note 33—Quarterly Data (Unaudited)	139

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

E*TRADE Group, Inc.:

We have audited the consolidated balance sheets of E*TRADE Group, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2002 and 2001, the three months ended December 31, 2000 and the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We did not audit the statements of operations, shareholders’ equity and cash flows of E*TRADE Financial Corporation (“ETFC”) for the year ended September 30, 2000, which statements reflect net revenues of $140,489,000 for the year then ended. Those statements were audited by other auditors who have ceased operations; their report (which expressed an unqualified opinion on the financial statements of ETFC for that period) has been furnished to us, and our opinion, insofar as it relates to the amounts included for ETFC is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E*TRADE Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the periods stated above in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the consolidated financial statements give retroactive effect to the classification of gains or losses on early extinguishment of debt, in accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statements No. 13 and Technical Corrections. Also, as discussed in Note 23, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2003

The report of Arthur Andersen LLP below is a copy of their previously issued report contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Arthur Andersen LLP has ceased operations and has not reissued its report in connection with this Form 10-K.

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

/s/    Arthur Andersen LLP

Vienna, Virginia

October 13, 2000

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2002	2001
ASSETS

Cash and equivalents	$773,605	$836,201
Cash and investments required to be segregated under federal or other regulations	1,449,062	764,729
Brokerage receivables, net	1,500,089	2,139,153
Mortgage-backed securities, available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $6,054,707 at December 31, 2002 and $3,334,401 at December 31, 2001)	6,932,394	3,556,619
Loans receivable (net of allowance for loan losses of $27,666 at December 31, 2002 and $19,874 at December 31, 2001)	5,552,981	6,394,368
Loans held-for-sale, net	1,812,739	1,616,089
Investments	1,770,447	1,168,623
Property and equipment, net	370,944	331,724
Derivative assets	103,622	119,619
Accrued interest receivable	97,516	106,395
Investment in Federal Home Loan Bank Stock	80,732	56,525
Goodwill, net	385,144	557,339
Other intangibles, net	157,892	132,900
Other assets	547,081	392,130

Total assets	$21,534,248	$18,172,414

LIABILITIES AND SHAREHOLDERS’ EQUITY

Brokerage payables	$2,792,010	$2,699,984
Deposits	8,400,333	8,082,859
Borrowings by Bank subsidiary	7,222,161	4,170,440
Derivative liabilities	150,245	253,342
Convertible subordinated notes	695,330	760,250
Accounts payable, accrued and other liabilities	625,015	565,122

Total liabilities	19,885,094	16,531,997

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value of $148,375 at December 31, 2002)	143,365	69,503

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2002 and 2001	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,627,265 at December 31, 2002 and 1,825,632 at December 31 2001	16	18
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 358,044,317 at December 31, 2002 and 347,592,480 at December 31, 2001	3,580	3,476
Additional paid-in capital	2,190,200	2,072,701
Shareholders’ notes receivable	—	(32,707)
Deferred stock compensation	(23,058)	(28,110)
Accumulated deficit	(433,492)	(247,087)
Accumulated other comprehensive loss	(231,457)	(197,377)

Total shareholders’ equity	1,505,789	1,570,914

Total liabilities and shareholders’ equity	$21,534,248	$18,172,414

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000
Brokerage Revenues:
Commissions	$301,778	$377,704	$136,596	$675,791
Principal transactions	216,544	157,949	32,117	146,995
Other brokerage-related revenues	178,744	156,690	46,665	164,006
Brokerage interest income	182,103	305,581	130,365	463,590
Brokerage interest expense	(12,515)	(86,489)	(65,654)	(222,553)

Net brokerage revenues	866,654	911,435	280,089	1,227,829

Banking Revenues:
Gain on sales of originated loans	128,506	95,478	—	—
Gain on sales of loans held-for-sale and securities, net	83,953	75,836	7,583	8,491
Other banking-related revenues	46,184	38,587	8,181	17,543
Banking interest income	763,890	854,290	207,525	496,768
Banking interest expense	(548,659)	(692,786)	(167,965)	(378,310)
Provision for loan losses	(14,664)	(7,476)	(1,647)	(4,003)

Net banking revenues	459,210	363,929	53,677	140,489

Total net revenues	1,325,864	1,275,364	333,766	1,368,318

Cost of services	567,224	595,590	133,260	515,571

Operating expenses:
Selling and marketing	203,613	253,422	97,940	521,532
Technology development	55,712	88,717	29,161	142,914
General and administrative	210,646	236,353	57,901	209,436
Amortization of goodwill and other intangibles	28,258	43,091	7,811	22,764
Acquisition-related expenses	11,473	11,174	784	36,427
Facility restructuring and other exit charges	16,519	202,765	—	—
Executive agreement and loan settlement	(23,485)	30,210	—	—

Total operating expenses	502,736	865,732	193,597	933,073

Total cost of services and operating expenses	1,069,960	1,461,322	326,857	1,448,644

Operating income (loss)	255,904	(185,958)	6,909	(80,326)

Non-operating income (expense):
Corporate interest income	12,655	22,179	7,061	17,220
Corporate interest expense	(47,740)	(52,862)	(11,211)	(29,535)
Gain (loss) on investments	(18,507)	(49,812)	3,582	211,149
Equity in income (loss) of investments	9,071	(6,174)	(61)	(11,513)
Unrealized losses on venture funds	(9,683)	(34,716)	(6,158)	(736)
Fair value adjustments of financial derivatives	(11,662)	(3,112)	4,668	—
Gain on early extinguishment of debt, net	5,346	49,318	—	—
Other	(1,444)	200	(1,561)	(1,810)

Total non-operating income (expense)	(61,964)	(74,979)	(3,680)	184,775

Pre-tax income (loss)	193,940	(260,937)	3,229	104,449
Income tax expense (benefit)	85,121	(19,885)	1,905	85,478
Minority interest in subsidiaries	1,555	480	(112)	(181)

Income (loss) before cumulative effect of accounting changes	107,264	(241,532)	1,436	19,152
Cumulative effect of accounting changes, net of tax (see Note 23)	(293,669)	—	(83)	—

Net income (loss)	$(186,405)	$(241,532)	$1,353	$19,152

Income (loss) per share before cumulative effect of accounting changes (see Note 23):
Basic	$0.30	$(0.73)	$0.00	$0.06

Diluted	$0.30	$(0.73)	$0.00	$0.06

Income (loss) per share (see Note 24):
Basic	$(0.52)	$(0.73)	$0.00	$0.06

Diluted	$(0.52)	$(0.73)	$0.00	$0.06

Shares used in computation of per share data (see Note 24):
Basic	355,090	332,370	311,413	301,926
Diluted	361,051	332,370	321,430	319,336

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareholders’ Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 1999	—	$—	8,709	$87	275,146	$2,751	$1,320,338	$(2,122)	$(1,092)	$(26,060)	$157,893	$1,451,795
Net income										19,152		19,152
Unrealized gain on available-for-sale securities arising during the period											61,275	61,275
Less realized gain on available-for-sale securities included in net income											(134,012)	(134,012)
Foreign currency translation											(927)	(927)
Tax expense on other comprehensive income items											(17,507)	(17,507)
Total comprehensive loss												(72,019)
Compensation expense on options							4,903					4,903
Exercise of stock options, including tax benefit			65		9,682	97	67,157		(19,103)			48,151
Employee stock purchase plan					590	6	4,878					4,884
Release of unearned ESOP shares					348	4	(868)	562				(302)
Collection of shareholders’ notes receivable									1,092			1,092
Issuance of common stock, net of issuance costs— E*TRADE Technologies			497	5			2,538					2,543
Issuance of common stock for purchase acquisitions			83	1	15,005	150	415,635					415,786
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(3,734)	(37)	3,734	37						—

Balance, September 30, 2000	—	—	5,620	56	304,505	3,045	1,814,581	(1,560)	(19,103)	(6,908)	66,722	1,856,833
Income before cumulative effect of accounting changes										1,436		1,436
Cumulative effect of accounting change										(83)		(83)
Unrealized loss on available-for-sale securities arising during the period											(56,059)	(56,059)
Less realized gain on available-for-sale securities included in net income											(3,582)	(3,582)
Unrealized loss on cash flow hedges											(122,037)	(122,037)
Tax benefit on other comprehensive income items											57,054	57,054
Total comprehensive loss												(123,271)

Exercise of stock options, including tax benefit					1,114	11	5,473		(537)			4,947
Exercise of warrants, including tax benefit					525	5						5
Release of unearned ESOP shares								138				138
Issuance of common stock for purchase acquisitions					618	6	8,685					8,691
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(1,518)	(15)	1,518	15						—
Other employee stock transactions					(60)		(1,295)					(1,295)

Balance, December 31, 2000	—	$—	4,102	$41	308,220	$3,082	$1,827,444	$(1,422)	$(19,640)	$(5,555)	$(57,902)	$1,746,048

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	4,102	$41	308,220	$3,082	$1,827,444	$(1,422)	$(19,640)	$—	$(5,555)	$(57,902)	$1,746,048
Net loss											(241,532)		(241,532)
Unrealized loss on available-for-sale securities arising during the period												(145,396)	(145,396)
Plus realized loss on available-for-sale securities included in net loss												49,812	49,812
Increase in unrealized losses on cash flow hedges												(126,993)	(126,993)
Recognized losses on cash flow hedges included in net loss												10,074	10,074
Foreign currency translation												(2,672)	(2,672)
Tax benefit on other comprehensive income items												75,700	75,700
Total comprehensive loss													(381,007)
Exercise of stock options, including tax benefit					7,218	72	32,408						32,480
Employee stock purchase plan					793	8	6,177						6,185
Release of unearned ESOP shares							77	1,422					1,499
Repurchases of common stock					(37,509)	(375)	(238,705)						(239,080)
Issuance of common stock in exchange for retirement of convertible subordinated notes					19,178	192	136,903						137,095
Assumption of shareholders’ notes receivable in purchase acquisition									(1,687)				(1,687)
Issuance of shareholders’ notes receivable									(12,500)				(12,500)
Collection of shareholders’ notes receivable									1,120				1,120
Deferred stock compensation					6,055	61	37,191			(37,252)			—
Amortization of deferred stock compensation, net of cancelled stock options										9,142			9,142
Issuance of common stock for purchase acquisitions					41,288	413	272,465						272,878
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(2,276)	(23)	2,276	23							—
Other employee stock transactions					73		(1,259)						(1,259)

Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$—	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Unearned ESOP Shares	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$—	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914
Income before cumulative effect of accounting change											107,264		107,264
Cumulative effect of accounting change											(293,669)		(293,669)
Unrealized loss on available-for-sale securities arising during the period												(106,457)	(106,457)
Plus realized loss on available-for-sale securities included in net loss												101,947	101,947
Decrease in unrealized losses on cash flow hedges												10,349	10,349
Recognized losses on cash flow hedges included in net loss												(79,554)	(79,554)
Foreign currency translation												8,609	8,609
Tax benefit on other comprehensive income items												31,026	31,026
Total comprehensive loss													(220,485)
Exercise of stock options and warrants, including tax benefit					2,568	26	14,811						14,837
Employee stock purchase plan					454	4	2,449						2,453
Repurchases of common stock					(10,171)	(102)	(43,379)						(43,481)
Issuance of common stock in exchange for retirements of convertible subordinated notes					6,452	64	55,284						55,348
Collection of shareholders’ notes receivable					(5,021)	(50)	(28,740)		32,707				3,917
Amortization of deferred stock compensation, net of cancellations and retirements					(1,002)	(10)	(6,127)			8,712			2,575
Ascribed value of restricted stock contributed to Rabbi Trust										(3,660)			(3,660)
Issuance of common stock for purchase acquisitions and equity investments					16,973	170	123,201						123,371
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(199)	(2)	199	2							—

Balance, December 31, 2002	—	$—	1,627	$16	358,044	$3,580	$2,190,200	$—	$—	$(23,058)	$(433,492)	$(231,457)	$1,505,789

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(186,405)	$(241,532)	$1,353	$19,152
Non-cash items included in net income (loss):
Cumulative effect of accounting change	293,669	—	83	—
Provision for loan losses	14,664	7,476	1,647	4,003
Depreciation, amortization and discount accretion	325,980	179,126	25,041	97,638
Net realized gains on available-for-sale securities, loans held-for-sale and trading securities	(223,159)	(166,806)	(17,902)	(219,274)
Realized loss on impairment of investments	24,972	43,499	—	—
Minority interest and equity in income (loss) of subsidiaries and investments	(9,040)	6,654	(51)	13,388
Unrealized loss on venture funds	9,683	34,716	6,158	736
Noncash restructuring costs and other exit charges	11,880	96,793	—	—
Executive agreement and loan settlement	(23,485)	15,000	—	—
Amortization of deferred stock compensation	8,712	9,142	—	—
Deferred income taxes	82,568	(19,575)	2,688	54,964
Gain on early extinguishment of debt	(8,669)	(59,921)	—	—
Other	(35,370)	(6,741)	(29,634)	2,983
Net effect of changes in brokerage-related assets and liabilities:
Cash and investments required to be segregated under Federal or other regulations	(675,514)	(629,555)	4,793	42,470
Brokerage receivables	646,240	2,540,569	1,903,683	(3,562,795)
Brokerage payables	132,270	(1,585,645)	(1,831,219)	3,107,026
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	12,794,746	5,713,797	553,179	141,207
Purchases of loans held-for-sale	(10,261,694)	(6,318,696)	(5,697)	(128,607)
Proceeds from sales, repayments and maturities of trading securities	12,892,384	4,768,073	6,236	1,599,539
Purchases of trading securities	(13,246,949)	(4,639,368)	(555,218)	(1,565,989)
Accrued interest receivable and payable, net	(8,452)	(41,765)	85,298	116,951
Other changes, net:
Other assets	(325,223)	48,503	(62,923)	(61,333)
Accounts payable, accrued and other liabilities	11,236	(68,805)	3,555	199,249
Operating cash from derivative activities	(328,960)	(29,176)	—	—
Restructuring liabilities	(18,846)	89,543	—	—

Net cash provided by (used in) operating activities	1,897,238	(254,694)	91,070	(138,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable, net of loans received in business acquisition	165,488	(2,185,732)	(868,752)	(2,047,022)
Purchase of mortgage-backed and investment securities, available-for-sale	(17,151,373)	(11,665,858)	(4,465,064)	(4,631,249)
Proceeds from sales, maturities of and principal payments on mortgage-backed and investment securities, available-for-sale	13,646,716	12,849,351	3,233,161	1,942,169
Purchases of property and equipment, net of property and equipment received in business acquisition	(117,601)	(129,692)	(61,686)	(184,449)
Restricted deposits	71,888	675	126	(72,689)
Cash used in business acquisitions, net	(1,853,188)	(7,770)	(1,202)	(32,490)
Proceeds from the escrow settlement	3,513	—	63,007	—
Purchases of derivative financial instruments, net of sales	(71,653)	(117,079)	—	—
Other	11,015	913	628	(11,302)

Net cash used in investing activities	$(5,295,195)	$(1,255,192)	$(2,099,782)	$(5,037,032)

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits, net of deposits received in business acquisition	$317,474	$2,332,650	$947,749	$2,418,274
Advances from the Federal Home Loan Bank	2,068,945	2,296,476	2,483,500	4,704,500
Payments on advances from the Federal Home Loan Bank	(1,664,945)	(3,127,176)	(2,383,500)	(3,544,500)
Net increase in securities sold under agreements to repurchase	2,728,774	368,634	998,353	1,103,525
Proceeds from bank loans and lines of credit, net of transaction costs	18,500	4,381	18,000	177,037
Payments on bank loans and lines of credit	(23,283)	(34,813)	(1,367)	(154,802)
Net proceeds from convertible subordinated notes	—	315,250	—	631,312
Repurchase of convertible subordinated notes	—	(15,283)	—	—
Proceeds from issuance of common stock from employee stock transactions	13,746	29,663	3,206	20,117
Repayment of capital lease obligations	(14,431)	(14,086)	(3,039)	—
Issuance of loans to related parties	(11,299)	(7,152)	(30,500)	—
Proceeds from repayments of principal and prepayments of interest on loans to related parties	14,013	13,195	—	—
Purchases of treasury stock	(43,481)	(239,080)	—	—
Collection on shareholders’ notes receivable	3,073	1,048	—	—
Issuance of shareholders’ notes receivable	—	(12,500)	—	—
Proceeds from issuance of trust preferred securities	73,836	38,856	—	—
Net cash purchases of financial derivative instruments, net of sales	(120,297)	(65,735)	—	—
Other	(25,264)	4,881	(189)	(13,435)

Net cash provided by financing activities	3,335,361	1,889,209	2,032,213	5,342,028

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(62,596)	379,323	23,501	166,304
CASH AND EQUIVALENTS, Beginning of period	836,201	456,878	433,377	267,073

CASH AND EQUIVALENTS, End of period	$773,605	$836,201	$456,878	$433,377

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$621,140	$847,989	$186,742	$608,232
Cash paid for income taxes	$6,111	$1,457	$9,982	$4,037
Non-cash investing and financing activities:
Tax benefit on exercise of stock options and warrants	$3,145	$9,002	$1,828	$32,276
Transfers from loans to other real estate owned and repossessed assets	$38,897	$3,567	$349	—
Reclassification of loans held-for-investment to loans held-for-sale	$2,707,844	$—	$—	$—
Issuance of shares in exchange for increased ownership in E*TRADE Japan K.K.	$30,698	$—	$—	$—
Notes receivable repaid with common stock	$28,790	$—	$—	$—
Issuance of common stock to retire debentures	$55,348	$137,095	$—	$—
Acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$91,943	$271,620	$8,690	$416,715
Cash paid, less acquired	1,854,910	14,978	2,071	32,497
Net deferred tax liability	36,200	—	—	—
Net liabilities assumed	56,346	97,880	—	23,867
Reduction in payable for purchase of international subsidiary	—	(20,894)	18,852	—
Carrying value of joint venture investments	—	1,258	—	6,058

Fair value of assets acquired including goodwill	$2,039,399	$364,842	$29,613	$479,137

See accompanying notes to consolidated financial statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE Group, Inc. (the “Company”, “Parent” or “E*TRADE”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

E*TRADE Securities, LLC (“E*TRADE Securities”), formerly E*TRADE Securities, Incorporated, a securities broker-dealer;

E*TRADE Clearing LLC (“E*TRADE Clearing”), formerly E*TRADE Institutional Securities, Inc., the clearing firm for E*TRADE Securities beginning September 3, 2002;

Dempsey and Company, LLC (“Dempsey”), a specialist and market-making firm; and

Tradescape Securities, LLC, a direct access brokerage firm for active online traders, together with Tradescape Technologies, LLC, a high-speed provider of direct access trading software, technology and network services and Momentum Securities, LLC, a brokerage firm for individual professional traders (collectively, “E*TRADE Professional Trading”).

Banking:

E*TRADE Bank (the “Bank”), a federally chartered savings bank that provides deposit accounts insured by Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide;

E*TRADE Financial Corporation (“ETFC”), a provider of financial services and the holding company of the Bank;

E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of automated teller machines (“ATMs”) in the United States and Canada;

E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator;

Ganis Credit Corporation (“Ganis”), a consumer recreational vehicle, marine and other consumer loan originator;

E*TRADE Re, LLC, a provider of reinsurance and financial services and the holding Company of ETFC and

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Parent and the Bank.

Basis of Presentation

On January 22, 2001, the Company changed its fiscal year end from September 30 to December 31; accordingly, results have been separately disclosed for the three-month transition period ended December 31, 2000. Fiscal 2002 and fiscal 2001 refer to the twelve months ended December 31 and fiscal 2000 refers to the twelve months ended September 30.

The consolidated financial statements of the Company include the accounts of the Parent and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Entities in which there is at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method; those in which there is a less than 20% ownership and the ability to exercise significant influence is not present are generally carried at cost.

Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries. A summary of those other significant accounting policies affecting the Company are contained in Note 2.

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates for which a change is reasonably possible in the near-term relate to the estimate of accrued restructuring costs, the determination of the allowance for loan losses; the classification and valuation of certain investments, valuation and accounting for financial derivatives and the valuation of goodwill. The Company’s investments in venture funds reflect changes in the fair value of their portfolio investments including estimated values of non-public companies, which may be subject to adjustments. The Bank also makes estimates as to the valuation of real estate and repossessed assets acquired in connection with foreclosures and repossessions. In addition, the regulatory agencies that supervise the financial services industry periodically review the Bank’s allowance for loan losses. This review, which is an integral part of their examination process, may result in additions or deductions to the allowance for loan losses based on judgments with regard to available information provided at the time of their examinations.

In fiscal 2002, the Company changed its presentation of revenue. No changes to accounting policies or methods were made in connection with this presentation change. Under the new presentation, net brokerage revenues consist of commissions, principal transactions, other brokerage-related revenues, interest income and interest expense. Commissions include domestic and international transaction revenues. Previously, international transaction revenues were included under the caption global and institutional. Principal transactions include revenues from institutional activities, previously included in global and institutional, and from market-making activities, previously included in other revenues. Other brokerage-related revenues include payments for order flow which were previously included in transaction revenues. This change also results in separate breakout of income, expense and other income between brokerage and banking sources.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified. In the fourth quarter of fiscal 2002, the Company adopted SFAS No. 145, resulting in a reclassification of previously reported extraordinary gain on early extinguishment of debt, net of tax, to gain on early extinguishment of debt in non-operating income (expense) along with a reclassification of previously reported income tax expense (benefit).

Certain other prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents—For purposes of reporting cash flows, the Company considers all highly liquid investments with remaining maturities of three months or less at the time of purchase that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Included in cash and equivalents is $7.1 million at December 31, 2002 and $8.7 million at December 31, 2001, as the Company is required to maintain an overnight cash balance in its account with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of government-backed securities purchased under agreements to resell (“Resale Agreements”). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned and accrued under Resale Agreements. The Company had Resale Agreements of $1,273 million and $30.3 million in certificates of deposit at December 31, 2002 and $633.7 million at December 31, 2001. Balances held by our broker-dealer subsidiaries are maintained in a special reserve bank account for the exclusive benefit of brokerage customers under SEC Rule 15c 3-3.

Mortgage-Backed Securities, Available-for-Sale and Investments—The Company has classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. The Company held no mortgage-backed or investment securities classified as held-to-maturity at December 31, 2002 or December 31, 2001.

Trading securities and financial derivative instruments that do not qualify for hedge accounting are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value. Realized and unrealized gains and losses on securities classified as trading and held by the Bank are included in gain on sales of loans held-for-sale and securities, net and are derived using the specific identification cost method. Realized and unrealized gains and losses on securities classified as trading and held by Dempsey are included in other brokerage related revenues and are derived using the specific identification cost method.

Available-for-sale securities consist of mortgage-backed securities, asset-backed securities, corporate bonds, municipal bonds, publicly-traded equity securities, U.S. Government agency obligations, commercial paper and money market funds. Securities classified as available-for-sale are carried at estimated fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities except for publicly-traded equity securities are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the expected life of the security. Realized and unrealized gains or losses on publicly-traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for the Company’s banking operations; other amounts are included in non-operating income (expense). Interest earned is included in banking interest income for banking operations or corporate interest income for corporate investments.

The Company reviews all significant securities for other-than-temporary impairment at each balance sheet date. For equity securities, the Company recognizes such declines when the market value of a company’s stock remains below the Company’s cost for a period of six months, unless recognized sooner based on other indicators. The Company conducts a detailed credit review of any debt, mortgage-backed or asset-backed security with potential for other-than-temporary impairment. In addition, the Company reviews any security in which publicity available information indicates a significant credit concern with the issuer.

Impairment of interest-only securities are recognized when the security’s fair value is less than its amortized cost and if the current present value of estimated cash flows have decreased since the last periodic estimate. The Company assesses interest-only securities for impairment at each balance sheet date. The Company estimates the future cash flows and obtains and independent fair value for each interest-only security classified as available-for-sale. In accordance with the Consensus of the Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets the Company performs a two-step test to determine if other-than-temporary impairment has occurred. If the interest-only security fails both tests, other-than-temporary impairment has occurred and the Company writes the security down to fair value through the income statement.

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred, is allocated between the assets sold in these transactions and the retained beneficial interests based on their relative fair values at the date of the transfer. For transactions managed by the Bank, gain or loss is included in gain on sales of loans held-for-sale and securities, net for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. Fair value is determined based on quoted market prices, if available. Generally quoted market prices are not available for beneficial interests; therefore the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates.

Retained or purchased beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Retained or purchased beneficial interests are classified as either available-for-sale or trading in accordance with SFAS No. 115. EITF 99-20 requires the prospective method for adjusting the yield used to recognize interest income when the estimates of future cash flows on a security either increase or decrease. In addition EITF 99-20 requires the Company to test these securities for impairment at each balance sheet date. If a security’s fair value is less than its amortized cost and if the current present value of estimated cash flows have decreased since the last periodic estimate, then an other-than-temporary impairment has occurred and the security is written down to fair value with the resulting charge recorded in consolidated statement of operations as a decrease to gain on sales of loans held-for-sale and securities, net. Asset transfers for which the Company does not surrender control over the financial assets would be accounted for as secured borrowings. See Note 10.

Loans Held-for-Sale, net—Mortgages acquired by the Bank and loans originated by E*TRADE Mortgage which are intended for sale in the secondary market are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of loss or gain on sale and are not accreted or amortized.

Loans Receivable, net—Loans receivable consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net of allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized into interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted, into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Non-performing loans consist of loans for which interest is no longer being accrued and troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan. All loans at least ninety days past due, as well as other loans considered uncollectible, are placed on non-accrual status and are considered non-performing. Interest previously accrued but not collected on non-accrual loans is reversed against current income when a loan is placed on non-accrual status and is considered non-performing. Accretion of deferred fees is discontinued for non-accrual loans. Payments received on non-accrual loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Real estate loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at 180 days past due. Consumer loans are charged off to the extent the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

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

Allowance for loan losses—The allowance for loan losses is maintained at a level management considers adequate to absorb probable losses inherent in the Bank. Loan losses are charged and recoveries are credited to the allowance for loan losses. In determining the level of the allowance, the Company has established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate and consumer loans. Real estate and consumer loans not specifically reviewed by management are evaluated using expected loss ratios. The expected loss ratios are determined based on historical charge-off experience, industry loss experience and current market and economic conditions. These factors are evaluated by management monthly and the allowance for loan losses adjusted as necessary. The determination of the allowance for losses is inherently subjective, as it requires management to make significant estimates, including the amounts and timing of losses and current market and economic conditions. These estimates are susceptible to change. In addition, the Office of Thrift Supervision (“OTS”) periodically reviews the Bank’s allowance for loan losses. This review, which is an integral part of their examination process, may result in additions to or deductions from the allowance for loan losses based on their judgment with regard to available information provided at the time of their examinations.

Property and Equipment—Property and equipment are carried at cost and are depreciated on a straight-line basis over their estimated useful lives, generally three to ten years and is carried at cost. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or lease terms. Land is carried at cost.

In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives have been completed and management authorizes and commits to funding the project. Pilot projects and projects where the Company does not expect future economic benefits are less than probable, are not capitalized. Internally developed software costs include the cost of software tools and licenses used in the development of the Company’s systems, as well as payroll and consulting costs.

Investment in Federal Home Loan Bank (“FHLB”) Stock—Investment in FHLB Stock is carried at its amortized cost, which approximates fair value.

Goodwill and Other Intangibles, net—Goodwill and other intangibles represent the excess of purchase price over the fair value of net assets acquired resulting from acquisitions made by the Company. In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and intangible assets acquired in the business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. With the exception of the acquisition of Dempsey, which occurred in October 2001, the Company continued amortizing goodwill through December 31, 2001. For the periods prior to January 1, 2002, goodwill was amortized using the straight-line method based on an estimated useful life of five to twenty years. Upon adoption of SFAS No. 142, on January 1, 2002, the Company ceased the amortization of goodwill and intangible assets with indefinite lives and tested the carrying amount for impairment. The Company will test goodwill and intangible assets with indefinite lives for impairment on at least an annual basis. Other intangibles were and are amortized either under the straight-line or double declining balance methods on estimated useful lives of three to thirty years. See Note 23.

Other Assets—Other assets include real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as real estate owned (“REO”) and repossessed assets are recorded at fair value less estimated selling costs at acquisition. Fair value is determined by appraisal or other appropriate valuation method. Losses estimated at the time of acquisition are charged to the allowance for loan losses. Management performs periodic valuations and establishes a valuation allowance for REO and repossessed assets through a charge to income if the carrying value of a property exceeds its estimated fair value less estimated selling costs. The total of REO and repossessed assets was $6.7 million at December 31, 2002 and $3.3 million at December 31, 2001.

Foreign Currency Translation—Assets and liabilities of consolidated subsidiaries outside of the United States are translated into U.S. dollars using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in AOCI as the functional currency of our subsidiaries is their local currency. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

Deferred Stock Compensation—On the date restricted common stock is granted to an employee, the Company records the shares granted as common stock issued and additional paid in capital at the fair market value. An equal and offsetting amount is recorded in shareholders’ equity as deferred stock compensation. Deferred stock compensation is amortized over the vesting period of the restricted common stock.

Commissions—The Company derives commission revenues from domestic and international retail customer transactions in equity and debt securities and options. Commission revenues from securities transactions are recognized on a trade date basis.

Principal Transactions—Principal transactions revenues consist principally of revenue from market-making and institutional activities. E*TRADE Securities provides certain institutional customers with market research and other information under activities arrangements whereby the institutional customer pays for such research with commissions generated from securities transactions, which is a common industry practice. Commission revenues from these arrangements are recognized at the time the trades are executed. Commission revenues under these arrangements were less than 10% of net revenues for all periods presented. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $7.1 million were deferred and costs of $24.8 million were accrued at December 31, 2002 and at December 31, 2001, payments of $6.7 million were deferred and costs of $21.5 million were accrued.

Other Brokerage Related Revenues—Other brokerage related revenues consists primarily of account maintenance fees, mutual fund management fees, payments for order flow from outside market makers, Business Solutions Group (“BSG”) revenue, professional trading rebate revenues, electronic communication network (“ECN”) revenues and order handling fees. Payments for order flow revenues are accrued in the same period in which the related securities transactions are completed or related service is rendered. Included in other brokerage-related revenues are gains from the sale of shares of certain investments in international stock exchanges of $6.0 million in fiscal 2002, none in fiscal 2001 and $11.9 million in fiscal 2000.

Brokerage Interest Income—Brokerage interest income is primarily comprised of interest earned by brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin, interest earned on cash and investments required to be segregated under Federal or other regulations and fees on customer assets invested in money market accounts. Interest income is recognized when earned.

Brokerage Interest Expense—Brokerage interest expense primarily represents interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through a brokerage subsidiary’s stock loan program. Interest expense is recognized when incurred.

Gain on Sales of Originated Loans—Gain from sales of originated loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold less related transaction costs. In cases where the Company retains the servicing rights associated with loans sold, the gain recognized is the difference between cash received and the allocated basis of the loans sold, less the related transaction costs. The allocated basis of the loans is determined at the sale date and is the result of the allocation of basis between the loans sold and the associated servicing right calculated in accordance with SFAS No. 140. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold.

Gain on Sales of Loans Held-for-Sale and Securities, net—Gain on sales of loans held-for-sale and securities, net, includes gains or losses resulting from sales of loans which the Bank purchases for resale; the sale or impairment of the Bank’s available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from the sale of Bank loans held-for-sale are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date based on the difference between the cash received and the amortized cost of the specific securities sold. Impairment of interest-only securities are recognized when the security’s fair value is less than its amortized cost and if the current present value of estimated cash flows have decreased since the last periodic estimate.

Other Banking-Related Revenues—Other banking-related revenues consist primarily of ATM transaction fees and other fees imposed on deposit accounts. Fees are recognized in the period the ATM transaction is processed or the deposit fee is assessed.

Banking Interest Income—Banking interest income is primarily comprised of interest earned on the bank’s assets, consisting primarily of loans receivable and mortgage-backed and investment securities, as well as investment securities and other interest-earning assets. Interest income includes the effect of hedges of the Company’s interest-earning assets and is recognized as earned.

Banking Interest Expense—Banking interest expense is incurred through interest-bearing banking liabilities that include customer deposits, repurchase agreements, advances from the FHLB and other borrowings. Interest expense includes the effect of hedges of the Company’s interest-bearing liabilities.

Advertising Costs—Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received. The Company incurred $45.6 million in fiscal 2002, $69.9 million in fiscal 2001, $41.2 million in the three months ended December 31, 2000 and $149.4 million in fiscal 2000 in advertising costs.

Technology Development Costs—Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with SOP 98-1.

Stock-Based Compensation—At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 20. The Company accounts for the plans under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based

Compensation—Transition and Disclosure, which encourages expensing options based on application of a fair value methodology. However SFAS No. 123 allows the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to be applied. If any stock options are granted to employees below fair market value at the date of grant, the resulting stock-based employee compensation cost is reflected in the Company’s reported net income (loss), based on the intrinsic value. More than 99% of the Company’s grants have been granted at fair market value and therefore are not expensed in accordance APB Opinion No. 25.

The following table illustrates the effect on the Company’s reported net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Net income (loss), as reported	$(186,405)	$(241,532)	$1,353	$19,152
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax	5,522	5,950	—	2,758
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(19,737)	(44,410)	(15,222)	(75,879)

Pro forma net loss	$(200,620)	$(279,992)	$(13,869)	$(53,969)

Income (loss) per share:
Basic—as reported	$(0.52)	$(0.73)	$0.00	$0.06

Basic—pro forma	$(0.56)	$(0.84)	$(0.04)	$(0.18)

Diluted—as reported	$(0.52)	$(0.73)	$0.00	$0.06

Diluted—pro forma	$(0.56)	$(0.84)	$(0.04)	$(0.18)

The underlying assumptions to these fair value calculations are explained in Note 20.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Long-Lived Assets—Effective January 1, 2002, the Company adopted SFAS No. 144, Impairment on Disposal of Long-Lived Assets, which changes the criteria required for classifying an asset as held-for-sale. Assets held-for-sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The impact of adopting SFAS No. 144 did not have a material effect to the Company’s consolidated financial statements. Consistent with prior rules, in the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, is impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow was required.

Financial Derivative Instruments and Hedging Activities—The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative promulgated by SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—

Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivatives Instruments and Hedging Activities, and as interpreted by the FASB and the Derivative Implementation Group (collectively “SFAS No. 133”).

Effective October 1, 2000, the Company adopted SFAS No. 133, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 resulted in an $82,500 charge, net of tax, reported as a cumulative effect of a change in accounting principle and a $6.2 million decrease, net of tax, in shareholders’ equity in the Company’s consolidated financial statements for the three months ended December 31, 2000.

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

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset being hedged on the consolidated balance sheets with the net difference reported as fair value adjustments of financial derivatives in the consolidated statements of operations. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in other income (expenses) as the fair value adjustments of financial derivatives. Cash payments or receipts and related amounts accrued during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship, or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gains on sales of loans held-for-sale and other securities, net, in the consolidated statements of operations. The accumulated adjustment of the carrying amount of the hedged interest-earning asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest rate method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in our consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in AOCI within shareholders’ equity, net of tax. Amounts are then included in interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain on sales of loans held-for-sale and other securities, net in the consolidated statements of operations.

Derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized in the consolidated statement of operations as gain on sales of loans held-for-sale and other securities, net as these derivatives do not qualify for hedge accounting under SFAS No. 133. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported as gain on sales of loans held-for-sale and other securities, net in the consolidated statements of operations.

Prior to October 1, 2000, unrealized gains and losses on financial derivatives used for hedging purposes were generally not required to be reported in the consolidated statements of financial condition. In order to be eligible for hedge accounting treatment, a high correlation had to be probable at the inception of the hedge transaction and was to be maintained throughout the hedge period. For interest rate swaps, the net interest received or paid was treated as an adjustment to the interest income or expense related to the hedged assets or obligations in the period in which such amounts were due. Premiums and fees associated with interest rate caps were amortized to interest income or expense on a straight-line basis over the lives of the contracts. For instruments that were not designated or did not qualify as hedges, realized and unrealized gains and losses were recognized in the statements of operations as gain on sales of loans held-for-sale and other securities, net in the consolidated statements of operations. See Notes 28 and 29.

Comprehensive Income—The Company’s comprehensive income is comprised of net income, foreign currency cumulative translation adjustments, unrealized gains and losses on available-for-sale mortgage-backed and investment securities and the effective portion of the unrealized gains and losses on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes. Comprehensive income is reported in the consolidated statements of shareholders’ equity.

New Accounting Standards—In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan rather than when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts initially recognized. The Company will follow the provisions of SFAS No. 146 for any restructuring activities which may be initiated after December 31, 2002.

In September 2002, the EITF reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt. SFAS No. 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company adopted EITF 02-15 effective September 12, 2002. Since September 12, 2002, no convertible debt was retired through a conversion to equity.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. The statement removes acquisitions of financial institutions from the scope of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. This statement also amends SFAS No. 144, to include long-term customer relationship intangible assets such as depositor-and-borrower relationship assets. Accordingly, SFAS No. 147 may affect the accounting for future acquisitions of all or part of a financial institution. The Company adopted the provisions of SFAS No. 147 on October 1, 2002 and its adoption did not have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and prevents the use of the prospective transition method for companies who do not adopt the expensing method for stock compensation in fiscal 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and quarterly financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not changed the way it accounts for stock-based employee compensation; however it has adopted the disclosure provisions of SFAS No. 148.

In December 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a company to disclose many of the guarantees or indemnification agreements it issues, some of which are required to be recorded as a liability in the company’s consolidated balance sheet at the time it enters into the guarantee. FIN No. 45 requires disclosures beginning in interim and year-end financial statements ending after December 15, 2002. The Company has adopted the disclosure provisions. The liability recognition provisions apply prospectively to guarantees issued or modified beginning January 1, 2003. The Company does not believe the adoption of FIN No. 45 will have a material impact on its consolidated financial condition.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established. The Company has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, July 1, 2003.

The Company is a party to various investment funds and joint ventures that may be considered to be VIEs. These include the E*TRADE eCommerce Fund I and ArrowPath Fund II. Our investments in these funds are accounted for under the equity method of accounting and have combined assets of $54.3 million. Unfunded commitments associated with these investments are $42.5 million (see Note 7). Excluding the E*TRADE eCommerce Fund I and ArrowPath Fund II investments, the Company does not have any unfunded commitments in investment funds and joint ventures that may be considered VIE’s. The Company is currently assessing the impact, if any, that the consolidation provisions of FIN 46 may have on the consolidated financial statements.

3.    BUSINESS COMBINATIONS

Purchase Acquisitions

During fiscal 2002, fiscal 2001, the three months ended December 31, 2000 and fiscal 2000, the Company completed several acquisitions that were accounted for under the purchase method of accounting. The results of operations of each acquisition are included in the Company’s consolidated statement of operations from the date of each acquisition. A summary of the Company’s purchase transactions for the above periods is included in the following table (in millions):

Entity Name and Description of Business Acquired	Date	Goodwill	Form of Consideration
Fiscal 2002 Acquisitions:

Ganis Credit Corporation Consumer loan portfolio and loan origination platform	12/02	$34.0	$ $	56.2 1,834.1	Cash Assumed debt to seller, $1,797.9 retired concurrent with initial settlement

Engelman Securities, Inc. Privately-held specialist and market-making firm	12/02	$—	$ $	6.5 0.5	1.3 shares of common stock issued Cash

A.B. Watley Group, Inc. Purchase of online trading technology	7/02	$—		$2.4	0.5 shares of common stock issued

E*TRADE Professional Trading Direct access brokerage firm	6/02	$87.5		$83.1	11.8 shares of common stock issued

Fiscal 2001 Acquisitions:

Dempsey & Company, LLC(1) Privately-held specialist and market-making firm	10/01	$143.8	$ $	153.4 20.0	28.9 shares of common stock issued Cash

Web Street, Inc.(2) Provider of online brokerage services	6/01	$—	$ $	43.5 0.7	4.9 shares of common stock issued 0.4 shares of common stock issuable

E*TRADE Mortgage Corporation (formerly LoansDirect, Inc.) Online distribution mortgage originator	2/01	$32.6	$ $	33.0 1.5	3.0 shares of common stock issued Assumed vested employee stock options

Three Months Ended December 31, 2000 Acquisitions:

E*TRADE Advisory Services, Inc. (formerly, PrivateAccounts, Inc.) Developer of online separately managed accounts	10/00	$7.5		$17.4	0.6 shares of common stock issued at closing 1.2 shares of common stock issued upon milestone achievements through fiscal 2001

E*TRADE Bank AG.(3) To acquire 40% interest held by minority partner	10/00	$19.4	$ $	21.0 1.4	2.8 common stock shares issued Cash

Fiscal 2000 Acquisitions:

Canopy Acquisition Corporation (formerly, Electronic Investing Corporation) Provider of individual securities portfolios	8/00	$5.5	$ $	8.2 0.9	0.2 shares of common stock issued in fiscal 2000 0.3 shares of common stock issued in fiscal 2001 Cash

E*TRADE Access, Inc. (formerly Card Capture Services, Inc.) Independent network of ATMs	5/00	$73.2	$ $ $	70.5 16.9 5.1	3.1 shares of common stock issued 1.0 employee stock options assumed Cash

Fairvest Securities Corporation Provider of Canadian corporate governance and related services	5/00	$0.6	$ $	0.5 0.5	Cash 0.1 shares exchangeable into E*TRADE common stock

E*TRADE UK Provider of retail brokerage services to the UK market	12/99	$148.4	$ $ $	12.1 104.0 27.2	Cash 3.9 shares of common stock issued 1.0 employee stock options assumed

E*TRADE Nordic AB(4) Provider of retail brokerage services to the Nordic countries	11/99	$89.8	$ $	80.6 4.0	3.2 shares of common stock issued 0.2 employee stock options assumed

E*TRADE @ Net Bourse S.A.(5) Provider of retail brokerage services to Belgium, Netherlands, Luxembourg, Austria, Italy and France	10/99	$124.1		$108.2	4.6 shares of common stock issued

(1)	Under the terms of the Dempsey acquisition, certain key executives will receive payments totaling $12.0 million if they continue to be employed by the Company through October 2003. Acquisition-related expenses included $4.4 million for fiscal 2002 and $4.9 million for fiscal 2001 related to these arrangements. At December 31, 2002, future maximum payments under the Dempsey management continuity arrangements are $1.9 million.

(2)	The Company obtained a controlling interest in Web Street on June 30, 2001, and completed the acquisition of all its outstanding shares by August 6, 2001. Following the acquisition, the domestic customer accounts of Web Street were transferred to E*TRADE Securities and the domestic operations of Web Street ceased on September 30, 2001. The net losses incurred by Web Street during this account transition period of $5.8 million are included in acquisition-related expenses for fiscal 2001.

(3)	In December 2002, the Company began negotiations to sell its German subsidiary to an unrelated party. As a result, the Company recorded a $12.2 million expense in fiscal 2002, related to exiting certain activities in Germany. The Company entered into an agreement to sell its German subsidiary in March 2003 subject to Board and regulatory approval. See Note 21.

(4)	In March 2002, the Company issued 0.1 million shares of common stock in exchange for certain exercised Nordic warrants. The shares were issued pursuant to a forward agreement entered into by the Company and Nordic warrant holders at the time of the acquisition of Nordic.

(5)	In November 2000, the Company sold its ownership interest in E*TRADE @ Net Bourse S.A. for approximately 80.5 million Euros (approximately $68.0 million as of November 2000, the date of the transaction). Of this amount, approximately 8.2 million Euros (approximately $7.0 million as of November 2000, the date of the transaction) was held in escrow for two years, of which 50% would be released after one year. In November 2001, $3.5 million was returned to the Company with the remaining 50% released in December 2002. In conjunction with this transaction, the Company reacquired its licensing rights to market its brand in France, as well as the ownership interests in E*TRADE SARL, E*TRADE Italia S.r l. and E*TRADE Benelux, previously held by E*TRADE @ Net Bourse S.A. The Company recognized a gain of $3.5 million in fiscal 2002 related to the settlement of this sale and receipt of the final escrow payment. See Note 21.

The pro forma information below assumes that the acquisitions which took place in fiscal 2002 and fiscal 2001, all occurred at the beginning of fiscal 2001 and includes the effect of amortization of goodwill in fiscal 2001 and intangibles acquired from January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001
Net revenues	$1,406,026	$1,548,771
Income (loss) before cumulative effect of accounting change	$100,003	$(221,468)
Net loss	$(193,666)	$(221,468)
Basic income (loss) per share before cumulative effect of accounting change	$0.28	$(0.58)
Diluted income (loss) per share before cumulative effect of accounting change	$0.27	$(0.58)
Basic and diluted loss per share	$(0.53)	$(0.58)

The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations nor results that would have been achieved had the acquisitions taken place at the beginning of fiscal 2001.

Fiscal 2002 Acquisitions

Ganis Credit Corporation

On December 23, 2002, the Company acquired 100% of the issued and outstanding capital stock of Ganis Credit Corporation (“Ganis”), a wholly-owned subsidiary of Deutsche Bank AG, a direct to consumer recreational vehicle, marine and other consumer loan originator. The Company acquired Ganis for an aggregate purchase price of $1,890.3 million consisting of $56.2 million of cash and the assumption of $1,834.1 million of debt. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Carrying Value	Fair Value Adjustments and Other		Fair Value
Loans receivable, net	$1,825,706	$37,556		$1,863,262
Fixed assets	11,057	1,478		12,535
Equity investments	953	(3)		950
Accrued interest receivable	6,379	—		6,379
Servicing asset	6,443	4,957		11,400
Repossessed assets	—	3,634		3,634
Other assets	27,950	(7)		27,943
Pre-acquisition goodwill	30,721	(30,721)		—
Distribution and brand intangibles(1)	—	6,900		6,900
Borrowings(2)	(1,834,122)	1,834,122		—
Other liabilities	(52,463)	(24,210	)(3)	(76,673)

	$22,624	$1,833,706		1,856,330

Purchase price				1,890,321

Excess cost over fair value of net asset acquired (goodwill)				$33,991

(1)	Estimated remaining life is nine years.
(2)	This debt was to the seller and $1,797.9 million was retired concurrently with the initial settlement. The remaining balance, included in other liabilities, will be retired as part of the final settlement with the seller.
(3)	Includes cost of acquisition.

The Ganis acquisition was accounted for under purchase accounting, accordingly the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. The Company has engaged an independent valuation firm to assist in the allocation which is still in the process of finalizing their report. In addition, the Company has not finalized its determination of the amount of certain Ganis liabilities that existed at the date of acquisition. The Company anticipates finalizing these amounts in fiscal 2003.

Merger and integration costs associated with the Ganis acquisition were $1.9 million for fiscal 2002, including severance for terminated Ganis employees and conversion and consolidation costs, as well as transition expenses for duplicate personnel, facilities and computer systems during the integration period.

Engelman Securities, Inc.

On December 17, 2002, the Company acquired 100% of Engelman Securities, Inc., a privately-held, Chicago Stock Exchange member and registered broker-dealer. The Company acquired Engelman for an aggregate purchase price of $7.5 million, comprised of approximately 1.3 million shares of the Company’s common stock valued at $6.5 million (based on the average of the closing prices of the Company’s common stock on the date the shares to be issued were determined and for the three days before and after), $0.5 million in cash and acquisition costs of $0.5 million.

In addition, the Company agreed to pay contingent stock consideration of up to $14.0 million if Engelman’s operating results exceed certain targets and revenue goals for fiscal 2003, fiscal 2004 and part of fiscal 2005. The results of Engelman’s operations are combined with those of the Company from the date of acquisition.

E*TRADE Professional Trading

On June 3, 2002, in order to expand its brokerage business to include onsite professional trading, the Company acquired 100% of privately-held Tradescape Securities, LLC, a subsidiary of Tradescape Corp., a direct access brokerage firm for active online traders, together with Tradescape Technologies, LLC, a high-speed provider of direct access trading software, technology and network services, and Momentum Securities, LLC (renamed as E*TRADE Professional Trading, LLC), an onsite brokerage firm for individual professional traders, (collectively “E*TRADE Professional Trading”). The Company did not acquire any interest in, and exercises no management control over, Tradescape Corp. or its affiliate, Market XT, Inc. The Company acquired E*TRADE Professional Trading for an aggregate purchase price of $96.2 million, comprised of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million (based on the average of the closing prices of the Company’s common stock on the date the number of shares to be issued were determined and for the three days before and after), $8.2 million for the fair value of operating leases assumed by the Company and other charges of approximately $4.9 million. Other charges include costs to exit or dispose of duplicative property and equipment, legal costs and accounting costs.

In addition, the Company agreed to pay contingent stock consideration of up to $180 million if E*TRADE Professional Trading’s operating results exceed certain targets and revenue goals for the remainder of fiscal 2002 and for all of fiscal 2003. The targets and revenue goals for fiscal 2002 were not met and no additional shares were issued, reducing the maximum contingent consideration to $120 million. The Company also incurred $5.5 million of non-capitalizable rebranding costs, which are included in acquisition-related expenses. The acquisition was recorded using the purchase method of accounting.

The Company has allocated the E*TRADE Professional Trading purchase price as follows (in thousands):

Net tangible liabilities of E*TRADE Professional Trading	$(11,916)
Proprietary agreements	16,800
Technology	7,000
Agency relationships	6,300
Net deferred tax liability	(9,512)
Goodwill	87,483

Total Purchase Price	$96,155

Acquired net tangible assets and liabilities of E*TRADE Professional Trading and their allocation are as follows (in thousands):

Brokerage receivables, net	$3,811
Investments	604
Property and equipment, net	7,906
Other assets	7,837
Accounts payable, accrued and other liabilities	(32,074)

Net tangible liabilities assumed	$(11,916)

The Company is still waiting for information to determine the amount of certain E*TRADE Professional Trading liabilities which existed at the date of acquisition; the Company anticipates finalizing these amounts by June 2003, otherwise it will record its best estimate of those liabilities at that time. Any recognition of these liabilities would result in an increase to the amount of recorded goodwill. In addition, if contingent stock consideration is paid, the Company will increase the purchase price with a corresponding increase to goodwill.

Pooling of Interests—Prior Years

The following acquisitions were accounted for as pooling of interests in fiscal 2000, and accordingly, all prior financial data of the Company was restated to include the historical operating results of the acquired businesses. No significant adjustments were made to conform the consolidated financial statements of E*TRADE Technologies from accounting principles generally accepted in Canada to accounting principles generally accepted in the United States of America. All intercompany transactions related to the licensing arrangement between E*TRADE and E*TRADE Technologies and the prior investment in E*TRADE Technologies by E*TRADE have been eliminated in all periods presented. There were no significant intercompany transactions with any of the other companies discussed below. Acquisition-related expenses for the three months ended December 31, 2000 and fiscal 2000 represent direct costs, principally financial advisory and other professional fees, related to these transactions.

E*TRADE Technologies

On August 28, 2000, the Company completed its acquisition of VERSUS Technologies Corporation (now E*TRADE Technologies), a Canadian-based provider of electronic securities trading services for institutional and retail investors and the owner of the E*TRADE Canada license, in a share exchange. Prior to the acquisition, E*TRADE Technologies had been a strategic partner of E*TRADE, holding the rights to the E*TRADE Canada license since 1997. Each E*TRADE Technologies shareholder received approximately 0.725 shares of E*TRADE common stock or 0.725 shares of EGI Canada Corporation that are exchangeable on a one-for-one basis for common stock of E*TRADE (the “Exchangeable Shares” see Note 20). Options held by E*TRADE Technologies employees were assumed by E*TRADE and, upon exercise, are convertible into approximately 0.725 shares of E*TRADE common stock. In total, 10,644,223 Exchangeable Shares were authorized for issuance in an exchange valued at approximately $173.9 million.

E*TRADE Financial Corporation

On January 12, 2000, the Company completed its acquisition of Telebanc Financial Corporation (subsequently renamed ETFC). Under the terms of the agreement, ETFC shareholders received 1.05 shares of E*TRADE common stock for each share of ETFC common stock, representing a total of 35,671,622 shares of the Company’s common stock. The Company also assumed all outstanding ETFC options, which were converted to options to purchase approximately 5,494,000 shares of the Company’s common stock.

4.    BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (in thousands):

	December 31,
	2002	2001
Receivable from customers and non-customers (less allowance for doubtful accounts of $3,062 and $3,608)	$1,153,000	$1,631,845
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	53,912	113,527
Deposits paid for securities borrowed	279,214	371,682
Securities failed to deliver	1,707	776
Other	12,256	21,323

Total brokerage receivables, net	$1,500,089	$2,139,153

Payable to customers and non-customers	$2,178,175	$2,018,352
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	581,534	648,168
Securities failed to receive	3,117	1,491
Other	29,184	31,973

Total brokerage payables	$2,792,010	$2,699,984

Receivable from and payable to brokers, dealers and clearing organizations results from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin as well as amounts receivable from customers upon settlement of their trades. Credit extended to customers and non-customers with respect to margin accounts was $980 million at December 31, 2002 and $1,537 million at December 31, 2001. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. As of December 31, 2002, the Company has received collateral primarily in connection with securities borrowed and customer margin loans which it can sell or repledge with a market value of $927 million. Of this amount, $677 million has been pledged or sold as of December 31, 2002 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at December 31, 2002 are amounts from transactions involving MJK Clearing and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 27. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

5.     MORTGAGE-BACKED SECURITIES, AVAILABLE-FOR-SALE

The amortized cost basis and estimated fair values of mortgage-backed securities, available-for-sale at December 31, 2002 and 2001 are shown as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2002:
Private issuer and other	$14,479	$380	$(397)	$14,462
U.S. government sponsored enterprise obligations	4,056,474	13,227	(15,223)	4,054,478
Collateralized mortgage obligations	2,869,427	12,077	(18,050)	2,863,454

Total	$6,940,380	$25,684	$(33,670)	$6,932,394

December 31, 2001:
Private issuer and other	$68,974	$1,077	$(971)	$69,080
U.S. government sponsored enterprise obligations	1,686,329	4,375	(41,615)	1,649,089
Collateralized mortgage obligations	1,865,353	8,531	(35,434)	1,838,450

Total	$3,620,656	$13,983	$(78,020)	$3,556,619

The contractual principal maturities, excluding any anticipated prepayments, of mortgage-backed securities available-for-sale at December 31, 2002 are shown as follows (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one to five years	$—	$—
Due within five to ten years	21,043	21,075
Due after ten years	6,919,337	6,911,319

Total	$6,940,380	$6,932,394

The Company pledged $6.1 billion at December 31, 2002 and $3.3 billion at December 31, 2001 of mortgage-backed securities as collateral for repurchase agreements, short-term borrowings, derivative instruments and FHLB advances.

Realized gains and losses from sales of mortgage-backed securities, available-for-sale were as follows (in thousands):

	Year Ended December 31,				Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002		2001
Realized gains	$90,693		$57,387		$9,871	$3,877
Realized losses	(24,014)		(5,030)		(42)	(403)
Impairment charges	(16,603	)(1)	(534	)(1)	—	—

Net realized gains	$50,076		$51,823		$9,829	$3,474

(1)	Represents impairment on the Bank’s purchased interest-only securities. These impairment charges are included in gains on sales of loans held-for-sale and other securities, net.

6.    LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (in thousands):

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$1,614,048	$1,765,441	$3,379,489
Home equity lines of credit and second mortgage loans	354,576	192	354,768
Multi-family	—	106	106
Commercial	13,397	—	13,397
Mixed-use	121	—	121
Consumer and other loans:
Automobiles loans	1,481,695	—	1,481,695
Recreational vehicle loans	1,344,405	22,471	1,366,876
Marine loans	453,783	—	453,783
Other consumer loans	152,645	—	152,645

Total loans	5,414,670	1,788,210	7,202,880
Unamortized premiums, net	165,977	24,529	190,506
Less allowance for loan losses	(27,666)	—	(27,666)

Total	$5,552,981	$1,812,739	$7,365,720

	December 31, 2001
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$4,696,681	$1,621,783	$6,318,464
Home equity lines of credit and second mortgage	22,720	339	23,059
Multi-family	183	—	183
Commercial	1,981	—	1,981
Mixed-use	635	—	635
Consumer and other loans:
Automobiles loans	1,635,050	—	1,635,050
Other	12,188	49	12,237

Total loans	6,369,438	1,622,171	7,991,609
Unamortized premiums (discounts), net	44,804	(6,082)	38,722
Less allowance for loan losses	(19,874)	—	(19,874)

Total	$6,394,368	$1,616,089	$8,010,457

The largest concentrations of real estate mortgage loans at December 31, 2002 and 2001 are located in California (32.4% and 32.9% of the portfolio), New York (7.9% and 8.0% of the portfolio), Virginia (6.2% of the 2002 portfolio) and New Jersey (4.3% of the 2001 portfolio). Adjustable rate mortgages (“ARMs”) composed 25.2% and 33.4%, or $1.8 billion and $2.7 billion, of the gross loan portfolio as of December 31, 2002 and 2001, while fixed rate loans represented the remaining 74.8% and 66.6% or $5.4 billion and $5.3 billion, respectively. The weighted average remaining maturity of mortgage loans secured by one- to four-family residences is 310 months as of December 31, 2002. Additionally, all mortgage loans outstanding at December 31, 2002 and 2001 were serviced by other companies. As of December 31, 2002 and 2001, the Company had commitments to purchase $412.0 million and $862.5 million of fixed rate and $189.1 million and $312.8 million of adjustable rate mortgage and consumer loans. As of December 31, 2002, the Company had commitments to originate $1,291.4 million of fixed rate and $50.5 million of adjustable rate mortgages and consumer loans. As of December 31, 2001, the Company had commitments to originate $380.2 million of fixed rate and $22.3 million of variable rate loans.

Beginning with the acquisition of E*TRADE Mortgage in February 2001, the Company has actively engaged in the origination and sale of mortgages. In addition, the Bank sells loans originated by correspondents and has from time to time sold other loans that were originally purchased from others. A summary of these activities are presented below (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Loans sold:
Correspondent	$6,011,964	$3,449,137	$5,062	$232,209

Origination	$5,999,900	$4,450,854	$—	$—

Gains on sale of loans:
Correspondent loan sales	$26,105	$24,306	$—	$3,554

Origination loan sales	$128,506	$95,478	$—	$—

During fiscal 2002, the Company reclassified approximately $2.6 billion of loans held-for-investments to held-for-sale. Through December 31, 2002, approximately 70% of these loans had been sold or paid off.

The following is the relative breakout of non-performing loans at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
First mortgage loans:
Secured by one- to four-family residences	$22,497	$20,595
Secured by commercial real estate	81	—
Automobiles	2,277	91
Recreational vehicles	1,486	—
Marine	94	—
Other	53	—

Total	$26,488	$20,686

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Had these loans been current as of December 31, 2002, additional income of $1.4 million would have been recognized in fiscal 2002 and $1.3 million in fiscal 2001, $0.2 million for the three months ended December 31, 2000 and $0.8 million for fiscal 2000. In fiscal 2002 $0.6 million of interest was recognized on loans that were in non-accrual at December 31, 2002. As of December 31, 2002, there were no commitments to lend additional funds to any of these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Allowance for loan losses, beginning of period	$19,874	$12,565	$10,930	$7,161
Provision for loan losses	14,664	7,476	1,647	4,003
Acquired through acquisitions	14,428	4,699	—	—
Charge-offs	(31,962)	(5,568)	(12)	(253)
Recoveries	10,662	702	—	19

Allowance for loan losses, end of period	$27,666	$19,874	$12,565	$10,930

The table below presents impaired loans (in thousands):

	Total Recorded Investment in Impaired Loans	Amount of Specific Allowance	Amount of Recorded Investment Net of Specific Allowance
December 31, 2002:
Impaired loans:
Secured by one- to four-family residences	$3,429	$(166)	$3,263

December 31, 2001:
Impaired loans:
Secured by one- to four-family residences	$1,850	$(75)	$1,775

The average recorded investment in impaired loans was $2.6 million for fiscal 2002 and $1.9 million for fiscal 2001.

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

The carrying amounts of investments are shown below (in thousands):

	December 31,
	2002	2001
Trading securities	$396,579	$87,392
Available-for-sale investment securities:
Corporate bonds	352,590	871,510
Municipal bonds	32,561	66,990
Asset-backed securities	737,582	—
U.S. Government agency obligations	—	11,874
Other debt securities and money market funds	1,278	24,503
Publicly-traded equity securities	136,661	23,610
Equity method and other investments:
Joint ventures	61,451	28,664
Venture capital funds	18,613	17,553
Other investments	33,132	36,527

Total investments	$1,770,447	$1,168,623

Trading securities

The Company recognized realized gains (losses) from the sale of trading securities of $3.9 million related to its banking activities and $94.4 million related to its brokerage activities for fiscal 2002, $20.3 million related to its banking activities and $(3.7) million related to its brokerage activities for fiscal 2001, $2.1 million related to its banking activities, and $(0.1) million related to its brokerage activities for the three months ended December 31, 2000 and $0.8 million related to its banking activities and $3.3 million related to its brokerage activities for fiscal 2000. The Company recognized unrealized appreciation (depreciation) of trading securities of $(0.9) million related to its banking activities and ($0.1) million relating to its brokerage activities in fiscal 2002,

$(11.0) million related to its banking activities and $11.0 million related to its brokerage activities in fiscal 2001, $(0.1) million related to its banking activities in the three months ended December 31, 2000 and $0.2 million related to its banking activities in fiscal 2000. Both unrealized and realized gains (losses) on the trading securities are recorded in gain on sales of loans held-for-sale and securities, net for banking activities and in principal transactions for brokerage activities.

Available-for-sale investment securities

The cost basis and estimated fair values of available-for-sale investment securities at December 31, 2002 and 2001 are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2002:
Corporate bonds	$377,731	$1,124	$(26,265)	$352,590
Municipal bonds	32,005	556	—	32,561
Asset-backed securities	750,221	3,901	(16,540)	737,582
Other debt securities	1,422	21	(165)	1,278

Total debt securities	1,161,379	5,602	(42,970)	1,124,011
Publicly-traded equity securities	137,383	—	(722)	136,661

Total	$1,298,762	$5,602	$(43,692)	$1,260,672

December 31, 2001:
Corporate bonds	$884,246	$4,033	$(16,769)	$871,510
U.S. Government agency obligations	13,297	—	(1,423)	11,874
Municipal bonds	67,136	143	(289)	66,990
Other debt securities	24,231	203	(267)	24,167

Total debt securities	988,910	4,379	(18,748)	974,541
Publicly-traded equity securities	22,205	2,557	(1,152)	23,610
Money market funds	336	—	—	336

Total	$1,011,451	$6,936	$(19,900)	$998,487

Publicly-traded equity securities includes preferred stock of $130.0 million in Federal National Mortgage Association and $5.0 million of the Federal Home Loan Mortgage Corporation. Publicly-traded equity securities also include investments of $0.1 million at December 31, 2002 and $7.7 million at December 31, 2001 in mutual funds in which the Company is the sponsor.

As of December 31, 2002, the Company held, as part of its investment portfolio, $5.8 million of asset-backed securities issued by Metris Master Trust 2001-1 and $29.2 million issued by Conseco Financial Securitizations Corporation. These securities are backed by loans and receivables from multiple underlying obligors and are not direct obligations of Metris Companies or Conseco Incorporated. As of December 31, 2002 the market values of these securities were $4.7 million and $21.3 million, respectively. The Company performed a detailed credit and cash flow analysis of the underlying assets in each of these securities and does not believe this decline in market value represents an other-than-temporary impairment. The Company intends to hold these securities for the foreseeable future and continues to monitor any developments related to the cash flows associated with these securities.

The contractual maturities of available-for-sale debt securities at December 31, 2002 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one year	$37,411	$36,548
Due within one to five years	255,763	250,555
Due within five to ten years	154,542	153,768
Due after ten years	713,663	683,140

Total	$1,161,379	$1,124,011

Recognized gains and losses from the sales and other-than-temporary impairment of available-for-sale investment securities were as follows (in thousands):

	Year Ended December 31,			Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Bank investments:
Realized gains	$6,586	$15,706		$540	$587
Realized losses	(1,827)	(1,128)		(836)	(68)
Impairment charges	—	(13,490	)(1)	—	—

Net recognized gains (losses) included in gain on sales of loans held-for-sale and securities, net	$4,759	$1,088		$(296)	$519

Corporate investments:
Realized gains	$144	$1,834		$3,582	$133,425
Realized losses	(1,874)	(6,338)		—	—
Impairment charges	—	(10,597	)(1)	—	—

Net recognized gains (losses) on available-for-sale investments included in gain (loss) on investments	$(1,730)	$(15,101)		$3,582	$133,425

(1)	In fiscal 2001, the Company determined there had been an other-than-temporary decline in the value of certain available-for-sale corporate investments given market conditions combined with a sustained decline in the value of some of its publicly traded equities in technology companies during the six months ended June 30, 2001. As a result, the Company wrote down the related investments to their fair market value, recognizing pre-tax losses of approximately $9.3 million fiscal 2001. Also included in impairment charges is an other-than-temporary decline in the value of a Bank-held debt security.

Equity method and other investments

Equity in the net income (loss) of equity method investees and unrealized loss on venture capital funds consist of (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Joint Ventures:
E*TRADE Japan K.K.	$(869)	$1,543	$523	$3,404
eAdvisor	(52)	(1,755)	(338)	(1,700)
KAP Group	9,934	—	—	(2,000)
E*OFFERING/Soundview Technology Group, Inc.	—	(6,646)	—	(6,391)
Other	58	684	(246)	(4,826)

Equity in income (loss) of investments	$9,071	$(6,174)	$(61)	$(11,513)

Venture Capital Funds:
E*TRADE eCommerce Fund I	$(4,053)	$(26,851)	$(1,543)	$3,374
ArrowPath Fund II	272	(819)	(173)	(292)
Other funds	(5,902)	(7,046)	(4,442)	(3,818)

Unrealized losses on venture funds	$(9,683)	$(34,716)	$(6,158)	$(736)

Gains and losses from the sales and other-than-temporary impairment of available-for-sale, equity method and other investments were as follows (in thousands):

	Year Ended December 31		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Available-for-sale investments	$(1,730)	$(15,101)	$3,582	$133,425
Impairment of privately-held equity investments	(12,549)	(30,038)	—	(999)
Other	(4,228)	(4,673)	—	78,723

Gain (loss) on investments	$(18,507)	$(49,812)	$3,582	$211,149

In fiscal 2002, the Company recorded $12.5 million in impairment charges related to several investments in privately held companies accounted for under the cost method. In fiscal 2001, the Company recorded a $29.5 million loss for the impairment of its investments in Soundview Technology Group and eAdvisor, which is included in gain (loss) on investments. In fiscal 2000, the Company recorded a $77.5 million gain upon the sale of a portion of its investment in E*TRADE Japan K.K., included in gain (loss) on investments. These transactions are more fully described below.

Joint Ventures

E*TRADE Japan K.K.—In June 1998, the Company entered into a joint venture agreement with SOFTBANK Corporation (“SOFTBANK”), a related party, to form E*TRADE Japan K.K. to provide online securities trading services to residents of Japan. As part of the transaction, the Company invested approximately $8 million in exchange for a 42% ownership position in this joint venture, of which half was funded by a note from SOFTBANK. The note is payable in 567 million Yen ($4.8 million at December 31, 2002), bears interest at 1.375% and was repaid when it came due in January 2003. E*TRADE Japan K.K. issued shares to the public in an initial public offering in September 2000. Following E*TRADE Japan K.K.’s initial public offering, the Company sold a portion of its investment recognizing a pre-tax gain of $77.5 million, which was included in gain on investments in non-operating income, reducing its ownership percentage from 42% to 32% in fiscal 2000. In fiscal 2001, E*TRADE Japan K.K. completed two additional acquisitions that resulted in a decrease in the

Company’s ownership to 30%. In May 2002, the Company purchased 31,250 of newly issued shares in E*TRADE Japan K.K. in exchange for 3.4 million shares of the Company’s common stock in a private transaction, valued based on the fair market value of the Company’s common stock on that day at $30.7 million. Following the transaction, the Company’s ownership in E*TRADE Japan K.K. increased to 36%. In March 2003, SOFTBANK announced the proposed merger of E*TRADE Japan K.K. with Softbank Finance, a subsidiary of SOFTBANK. The merger has been approved by the Board of Directors of E*TRADE Japan K.K. and remains subject to the approval of the E*TRADE Japan K.K. shareholders. Upon the closing of the merger, the Company will have a 19.9% investment in the newly merged entity. The Company does not expect to record a gain or loss upon the closing of the merger.

As part of its commitment to the joint venture, the Company is required to provide a continuing level of systems support to E*TRADE Japan K.K. through June 2003; the cost of such support was $3.9 million in fiscal 2002, $4.4 million in fiscal 2001, $1.0 million in the three months ended December 31, 2000 and $2.5 million in fiscal 2000. The Company’s carrying values for its investment in E*TRADE Japan K.K. were $57.9 million at December 31, 2002 and $16.9 million at December 31, 2001.

eAdvisor—In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which in turn owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As part of this transaction, the Company initially invested $7.6 million, and has advanced an additional $11.8 million to fund the development costs of the joint venture. As of December 31, 2001, the Company owned 49% of Enlight Holdings and E&Y owned the remaining portion. During fiscal 2001, the Company determined that, based on projected cash flows, its investment in eAdvisor was impaired. The Company recognized a $10.0 million pre-tax impairment loss on its investment in fiscal 2001, reducing its carrying value to $7.4 million at December 31, 2001. The Company continues to fund the development of the product. In addition, eAdvisor has licensed the product to E*TRADE under the name of E*TRADE Financial Advisor and offers the service on its website.

In February 2002, the Company determined that as a result of additional contributions and changes in the number of board of director seats, the Company has the ability to control the operations of Enlight Holdings. Therefore, the Company has consolidated the financial position and results of operations of Enlight Holdings into the Company’s consolidated financial statements. The amount of equity in gains (losses) of investments for fiscal 2002 represents that amount of income prior to the Company’s consolidation of Enlight Holdings.

KAP Group—In June 1997, the Company invested $2.0 million in the KAP Group, Inc., LLC (“KAP Group”), by means of a promissory note in the principal amount of $1.8 million and through a purchase of a warrant for $0.2 million. The note was subsequently used to exercise the warrant and purchase shares in the KAP Group. KAP Group has invested substantially all of its assets in two other entities, which were formed for the purpose of engaging in electronic options trading. The Company holds a 33% ownership of KAP Group. KAP Group investors include a member of the Company’s Board of Directors. The Company recorded losses to the extent of its investments of $2.0 million in fiscal 2000. Beginning in 2002, the Company has received distributions from KAP Group in proportion to its ownership of shares. During fiscal 2002, the Company received cash distributions totaling $7.7 million and interest payment of $0.5 million and has recorded its equity in the earnings of KAP Group to the extent they exceed losses previously recorded.

E*OFFERING Corp/SoundView Technology Group, Inc.—At September 30, 2000, E*TRADE owned a 23.6% investment in E*OFFERING Corp., a full service, Internet-based investment bank (“E*OFFERING”). On October 16, 2000, Wit SoundView Group, Inc. (“Wit”), formerly known as SoundView Technology Group, Inc., completed the acquisition of E*OFFERING. Under the terms of the E*OFFERING acquisition agreement, the Company received approximately 5.3 million shares of Wit common stock and warrants, which were immediately exercisable to purchase Wit common stock of approximately 535,000 shares for $5.99 per share expiring in February 2001 and 1.8 million shares for $0.60 per share expiring in January 2005, as well as the right to name one representative to Wit’s Board of Directors. The warrants to purchase approximately 535,000 shares of Wit common stock expired unexercised in February 2001 and the Company did not exercise any of the warrants to purchase approximately 1.8 million shares. Concurrently with this agreement, the Company and Wit entered into a Strategic Alliance Agreement (“Strategic Alliance Agreement”). Pursuant to the terms of the Strategic Alliance Agreement, the Company acquired Wit’s retail brokerage business, received approximately 4.0 million shares of Wit common stock and a warrant to purchase up to 2.0 million shares of Wit common stock for $10.25 per share as consideration for naming Wit to be the exclusive source of initial public offerings and entering into certain arrangements concerning follow-on offerings, investment banking products and secondary market-making services. The Strategic Alliance Agreement had a total term of five years. The fair value of the consideration for the Strategic Alliance Agreement was recorded as deferred revenue and amortized to other revenue over the term of the Strategic Alliance Agreement. In a related transaction, the Company also purchased 2.0 million shares of Wit common stock for $20.5 million in cash. The Company subsequently purchased 300,000 shares of Wit common stock for approximately $1.9 million on the open market. As a result of these transactions, the Company held an approximate 10% ownership interest in Wit, and accounted for its investment under the equity method.

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

Venture Capital Funds

E*TRADE eCommerce Fund I—The Company made a $25.2 million contribution of certain equity securities to the E*TRADE eCommerce Fund, L.P. (“Fund I”) on October 1, 1999. Fund I raised an additional $75.0 million from third-party investors (including $25 million from entities associated with SOFTBANK and $4.5 million from certain executive officers and directors). Fund I invests in early to mid-stage companies that are focused on enterprise technologies, particularly in the networking, storage, infrastructure, tools and applications markets.

In October 2001, the Company amended its agreement in Fund I, whereby it increased the Company’s capital commitment by $7.5 million and modified the order in which Fund I distributions are to occur. The change provides for cash contributing partners to receive priority in distribution until they reach a 15% annual rate of return on their initial investment; the Company as the sole securities contributing partner, would then receive any excess distributions until they reach a 15% rate of return on the cost basis of contributed securities. Additional distributions, if any, are then allocated proportionately to all limited partners regardless of the nature of their respective contributed capital. As a result of this amendment, the Company recorded an additional equity loss of $11.1 million in fiscal 2001.

During fiscal 2002, the Company contributed approximately $6.8 million to Fund I. In October 2002, the Company received a cash distribution from Fund I of $0.9 million associated with the cash proceeds on the sale of Fund I’s equity interest in certain companies. At December 31, 2002, the Company’s remaining capital commitment to Fund I was $0.7 million. The total funded and unfunded capital for Fund I is $107.7 million.

Fund I is managed by its General Partner, ArrowPath Ventures I, LLC (the “General Partner”). The Company’s Former CEO and current Chief Strategic Investment Officer (“CSIO”) are the managing members of the General Partner. The Company is a non-managing member of the General Partner. The General Partner is allocated a 20% carried interest in the capital transaction gains and losses of Fund I, of which 40% is allocated to the Company pursuant to its non-managing member interest.

In July 2001, the Company amended its agreement with the General Partner and assigned it’s right to receive an annual management fee of 1.75% of the total committed capital of Fund I and transferred it’s obligation to pay the ongoing expenses of the General Partner in managing Fund I to ArrowPath Venture Management, LLC, an entity owned in it’s entirety by the Former CEO and the CSIO.

ArrowPath Fund II—The Company made a $50.0 million capital commitment to the ArrowPath Fund II (“Fund II”) as of June 16, 2000, of which $4.7 million was paid during fiscal 2002, $2.5 million was paid during fiscal 2001 and $1.0 million was paid during fiscal 2000. Fund II has committed capital of approximately $207.3 million, with all capital in excess of the Company’s contributions being raised from third parties. Fund II invests in early to mid-stage information technology companies. At December 31, 2002, the Company’s outstanding capital funding commitment to Fund II was $41.8 million.

Fund II is managed by its General Partner, ArrowPath Ventures II, LLC (the “General Partner II”). The Company’s Former CEO and current CSIO are the managing members of General Partner II. The Company is a non-managing member of General Partner II. General Partner II is allocated a 25% carried interest in the capital transaction gains and losses of Fund II, of which 25.6% is allocated to the Company pursuant to its non-managing member interest.

In July 2001, the Company amended its agreement with the General Partner II and assigned its right to receive an annual management fee of 1.75% of the total committed capital of Fund II and transferred its obligation to pay the ongoing expenses of the General Partner II in managing Fund II to ArrowPath Venture Management, LLC, an entity owned in its entirety by the Former CEO and the CSIO.

The Funds have a December 31 fiscal year end. The following table presents summarized combined financial data for the Fund I and Fund II (unaudited, in thousands):

	Year Ended December 31,
	2002	2001	2000
Statement of operations data:
Investment income	$37	$361	$220
Unrealized loss on investments, net	(2,752)	(28,784)	(66,049)
Realized loss on investments, net	(7,901)	(20,854)	—
Management fees	(5,060)	(5,353)	(3,354)
Other expense	(111)	(264)	(157)

Net loss	$(15,787)	$(54,894)	$(69,340)

	December 31,
	2002	2001
Balance sheet data:
Cash	$13,480	$1,458
Investments (at estimated fair market value)	37,746	57,382
Other assets	3,058	167

Total assets	$54,284	$59,007

Accrued management fees	$4,332	$6,427
Other liabilities	31	70
Partners’ capital—E*TRADE	7,808	7,907
Partners’ capital—other limited	42,113	44,603

Total liabilities and partners’ capital	$54,284	$59,007

The Company also has limited partnership interests in two other unrelated venture capital funds, one of which is sponsored by SOFTBANK Corp. At December 31, 2002, the Company had funding commitments to these funds totaling $3.6 million.

Other Investments

The Company has also made investments in non-public, venture capital-backed high technology companies. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. The Company recorded impairment write downs of $12.5 million for fiscal 2002 and $0.5 million for fiscal 2001, associated with privately-held equity investments. These impairment write downs are recorded in loss on investments in the accompanying consolidated statements of operations.

8.     PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,
	2002	2001
Equipment and transportation	$210,308	$194,542
Software	300,304	245,693
Leasehold improvements	109,794	96,244
Buildings	73,827	17,187
Land	8,097	15,501
Furniture and fixtures	8,786	10,098

	711,116	579,265
Less accumulated depreciation and amortization	(340,172)	(247,541)

Total property and equipment, net	$370,944	$331,724

Depreciation and amortization expense related to property and equipment was $151.7 million for fiscal 2002 and $136.0 million for 2001.

Included in equipment and transportation, software, buildings and furniture and fixtures, are gross capital leases of $45.9 million as of December 31, 2002 and $45.1 million as of December 31, 2001. Total accumulated amortization of these leases was $39.1 million as of December 31, 2002 and $29.5 million as of December 31, 2001.

Capitalized internally developed software costs were $34.0 million for fiscal 2002, $27.5 million for fiscal 2001, $20.1 million for the three months ended December 31, 2000 and $61.5 million for fiscal 2000. Completed projects are transferred to property and equipment at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense was $30.1 million for fiscal 2002, $28.5 million for fiscal 2001, $5.7 million for the three months ended December 31, 2000 and $7.8 million for fiscal 2000. Included in software, is $5.3 million of internally developed software in the process of development for which amortization has not begun.

On July 30, 1999, the Company entered into a lease agreement for its 164,500 square foot technology operation center located near Atlanta, Georgia. To secure the lease, the Company had posted cash collateral, which was $71.9 million at December 31, 2001. On March 27, 2002, the Company exercised its purchase option, and used the cash collateral to fund the purchase of the buildings and land. The $71.9 million purchase is included in both buildings and land above.

9.     OTHER ASSETS

Other assets consists of the following (in thousands):

	December 31,
	2002	2001
Receivable for Bank securities sold, collateral not delivered (see below)	$241,682	$—
Net deferred tax assets (see Note 17)	112,224	165,501
Building deposit (see Note 8)	—	71,888
Secured related party and employee notes receivable (see Note 11)	14,226	16,010
Other	178,949	138,731

Total other assets	$547,081	$392,130

Receivable for Bank Securities Sold, Collateral Not Delivered

As part of its normal operations, the Bank enters into commitments to buy and sell mortgage-backed securities in order to manage certain interest rate risk.

Receivable for Bank securities sold, collateral not delivered represents a receivable due from third party brokers for securities the Bank committed to sell but did not deliver to the broker by the settlement date. The Bank was unable to deliver the securities primarily due to other parties failing to deliver similar securities to the Bank, which the Bank had committed to buy (see Note 15). The Bank’s interest rate risk exposure related to this receivable is mitigated by its commitments to purchase securities from other third party brokers at a fixed price.

As of March 14, 2003, the Bank delivered $215.7 million or 89% of its original commitment to sell to the purchasers and subsequently received full payment. The remaining balance due from brokers is $26.0 million, which the Company expects to receive in the normal course of business.

10.     ASSET SECURITIZATION—COLLATERALIZED DEBT OBLIGATION

On September 27, 2002, ETGAM, a registered broker-dealer and investment advisor, transferred $50.2 million of asset-backed securities to E*TRADE ABS CDO I, Ltd (“CDO I”). In addition, a financial advisor purchased approximately $200 million of asset-backed securities on behalf of CDO I and subsequently transferred those assets to CDO I. On September 27, 2002, CDO I sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO I’s assets to investors for cash of $251.7 million. Neither the investors in beneficial interests sold by CDO I nor CDO I have recourse to ETGAM or the Company. Under SFAS No. 140, CDO I is not required to be consolidated in the financial statements of the Company because CDO I is a qualifying special purpose entity, as defined in SFAS No. 140. The Company did not recognize any gain or loss from the initial sale of the asset-backed securities. ETGAM purchased, and therefore retained $8.6 million of preference shares of CDO I. As of December 31, 2002, the preference shares were rated Baa3 by the rating agency Moody’s and BBB- by the rating agency Fitch. ETGAM’s retained interest is subordinate to the notes sold by CDO I and on an equal standing with the preference shares purchased by other preference share investors in CDO I.

ETGAM entered into a management agreement to provide certain collateral management services for CDO I. As compensation for its services ETGAM receives a management fee based on the quarterly amount of assets managed (as defined). For fiscal 2002, ETGAM earned management fees under this agreement of $0.2 million.

The original value of ETGAM’s preference shares of CDO I was determined based on discounted expected future cash flows, which included the following assumptions: expected credit losses, 0.35%; weighted-average life, 3.93 years; prepayment speed, 16%; and discount rate, 18%. The carrying value of ETGAM’s retained interest is subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security. Therefore changes in the market value of this security are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

The table below presents a sensitivity analysis for the $9.0 million of retained interests at December 31, 2002 and actual credit losses to date (dollars in thousands):

Fair value of preference shares	$9,000

Weighted-average remaining life (years)	3.93

Weighted-average prepayment speed	16.00%
Impact of 10% adverse change	$(68)
Impact of 20% adverse change	$(143)

Weighted-average discount rate	18.00%
Impact of 10% adverse change	$(426)
Impact of 20% adverse change	$(818)

Weighted-average credit losses	0.35%
Impact of 10% adverse change	$(210)
Impact of 20% adverse change	$(418)

Actual credit losses to date	$—
Actual interest payments received through December 31, 2002	$678
Actual principal payments received through December 31, 2002	$—

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

Assets managed by ETGAM for others, which include both securitized and on-balance sheet at December 31, 2002 are presented in the following table (dollars in thousands):

Asset-backed securities classified as trading securities	$78,626
Asset-backed securities classified as available-for-sale	737,582

Total on-balance sheet asset-backed securities	816,208
Off-balance sheet securitized asset-backed securities (CDO I)	246,032

Total managed asset-backed securities	$1,062,240

As of December 31, 2002, there were no assets past due 90 days or more and no net losses.

The Company’s securitization of collateralized debt obligations uses a trust arrangement that meets the specified conditions of SFAS No. 140 to be considered a Qualified Special Purpose Entity. Accordingly, this trust is not subject to the provisions of FIN No. 46.

11.    RELATED PARTY TRANSACTIONS

The Company has the following lending and related party transactions with certain current and former officers and directors (in millions):

	Original		Balances as of December 31,
Individual	Date	Amount	2002	2001	Description
Former CEO	6/01	$12.5	$—	$12.5	5.75% full recourse loan for stock and related taxes(1)
	11/00	$15.0	$—	$—	6.09% five-year loan, secured by real estate(2)
	5/00	$14.4	$—	$14.4	5.75% full recourse loan for stock and related taxes(1)
Director	9/01	$4.1	$—	$—	3.82% short-term loan, repaid 10/01
	12/00	$15.0	$13.5	$14.0	6.09% ten-year full recourse loan, secured by equity investments and real property
Current officers and senior management	6/00	$4.2	$—	$4.2	5.75% full recourse loan for stock and related taxes(1)
Former officers	5/01	$2.0	$—	$—	4.25% one-year loan, repaid 10/01
	2000	$9.8	$—	$1.6	6.20% to 6.80% relocation loans

(1)	See Executive Loan Program below.
(2)	In connection with the renegotiation of the Company’s employment contract with its Former CEO and as part of other contractual renegotiations undertaken by the Company, in August 2001 the Company cancelled this note. See Note 22.

Executive Loan Program

As of December 31, 2002, all loans to executive officers granted under the Company’s executive loan program to facilitate their purchase and holding of shares of the Company’s stock were repaid either through tendering shares of common stock owned by the individual based on current fair market value or payment of cash. The Company adopted this executive loan program in fiscal 2000 and the Company formally terminated the plan in fiscal 2002. In total, the Company made loans to six executive officers of the Company under this program before it was terminated. The executive officers who participated in this program exercised and held the option shares purchased with the proceeds of the loans. Loans typically had a term of one year; during fiscal

2001, the Company extended the term of loans made in 2000 by one year and adjusted interest rates to applicable federal rates. Stock related to outstanding loans receivable was shown as a deduction from shareholders’ equity in the consolidated balance sheet in fiscal 2001.

Home Loan/Home Lease Program

As of December 31, 2002, all loans granted under a home loan/home lease program implemented in fiscal 2000 to assist executives relocating to the Silicon Valley from other areas of the country were repaid. In addition to loans made under this program, through fiscal 2001, a wholly-owned subsidiary of the Company purchased a total of four residential properties that were leased to certain of its executive officers with options to buy. The Company recorded rental income of $104,000 for fiscal 2002, $152,000 for fiscal 2001, $40,000 for the three months ended December 31, 2000 and $12,000 for fiscal 2000 related to these properties. Rental income is recorded in other income.

As of December 31, 2002, three of the properties have been sold. The Company continues to lease one property to a former executive. During 2002, the Company sold two of these properties, one of which was originally purchased from an entity controlled by the Former CEO. The Company incurred a $0.7 million loss related to the sale of the property, which was reimbursed by that same related entity. During 2001, the Company sold the other property, incurring a loss of $2.9 million.

Other Loan Activity

During fiscal 2002, the Company made advances to a founder and director of the Company, which were fully repaid by the director as of August 2002. These advances accrued interest at a rate of 3.75% annually (based on the applicable federal rate) and were collateralized by shares of the Company’s common stock currently held in the name of the director.

Other

The Company has entered into management retention agreements and/or employment agreements with its key executive officers. These agreements provide for annual base salary compensation, tax reimbursements, severance payments and the acceleration of option vesting in the event of termination of employment under defined circumstances within 18 months following a change of control in the Company, or in some circumstances, solely in the event of termination. Base salaries are subject to adjustments according to the individual’s and the Company’s financial performance. See Note 22 for a discussion of events involving the employment agreement of the Former CEO.

In the normal course of business, the Company has transactions with companies that are considered related parties. Through July 2002, SOFTBANK held more than 10% of the Company’s outstanding common stock and has a representative on the Company’s Board of Directors. SOFTBANK is the majority owner of E*TRADE Japan K.K. and is an investor in venture capital funds sponsored by the Company, as more fully described in Note 7. The Company repurchased stock from SOFTBANK during the fiscal 2001 at a discount from market price and repurchased the remainder of SOFTBANK’s interest in 2002, as more fully disclosed in Note 19.

A member of the Company’s Board of Directors is an executive officer of Fox Entertainment Group (“Fox”) and the Company’s Former CEO is on Fox’s Board of Directors. The Company purchased advertising services from Fox of $3.6 million in fiscal 2002, $1.6 million in fiscal 2001, $9.8 million in the three months ended December 31, 2000 and $11.4 million in fiscal 2000. These services were purchased through third-party advertising agencies.

12.    DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted Average Rate		Amount		Percent
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001
Checking accounts, interest-bearing	1.06%	1.44%	$241,798	$216,391	2.9%	2.7%
Checking accounts, non-interest-bearing	—%	—%	21	23	—	—
Money market	2.11%	2.78%	4,036,682	2,640,366	48.0	32.7
Passbook savings	2.50%	2.99%	292	268	—	—
Certificates of deposit	3.94%	5.28%	3,720,959	5,225,811	44.3	64.6
Brokered certificates of deposit	2.79%	—%	400,581	—	4.8	—

Total			$8,400,333	$8,082,859	100.00%	100.00%

Deposits, classified by rates are as follows (in thousands):

	December 31,
	2002	2001
0–1.99%	$1,636,708	$247,755
2–3.99%	5,385,945	3,692,243
4–5.99%	762,407	2,219,535
6–7.99%	615,270	1,923,269
8–9.99%	3	57

Total	$8,400,333	$8,082,859

At December 31, 2002, scheduled maturities of certificates of deposit are as follows (in thousands):

	Less Than One Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	5+ Years	Total
Less than 4%	$2,095,019	$366,308	$176,552	$22,751	$13,630	$69,600	$2,743,860
4–5.99%	245,340	210,460	85,183	91,936	116,959	12,529	762,407
6–7.99%	223,457	145,016	220,137	4,696	2,170	19,794	615,270
8–9.99%	—	3	—	—	—	—	3

Total	$2,563,816	$721,787	$481,872	$119,383	$132,759	$101,923	$4,121,540

The aggregate amount of certificates of deposit with denominations greater than or equal to $100,000 was $1.1 billion at December 31, 2002 and $1.0 billion at December 31, 2001.

At December 31, 2002, scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 are as follows (in thousands):

Certificates of Deposit
Three months or less	$169,564
Three through six months	142,625
Six through twelve months	411,613
Over twelve months	398,370

Total	$1,122,172

Interest expense on deposits in fiscal 2002, fiscal 2001, the three months ended December 31, 2000, and fiscal 2000 are summarized as follows (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Money market	$89,082	$65,047	$5,388	$16,435
Passbook savings	7	12	3	12
Checking	2,501	4,872	1,247	2,501
Certificates of deposit	244,140	351,133	74,933	178,800
Brokered certificates of deposit	5,975	1,810	1,422	5,825

Total	$341,705	$422,874	$82,993	$203,573

Accrued interest payable on deposits included in accounts payable, accrued and other liabilities is $6.0 million at December 31, 2002 and $1.5 million at December 31, 2001.

13.    BORROWINGS BY BANK SUBSIDIARY

Borrowings by Bank subsidiary are comprised of FHLB advances and securities sold under agreements to repurchase (“REPOs”) and other short-term borrowings by our Bank subsidiary. The maturities of borrowings at December 31, 2002 and total borrowings at December 31, 2001 are shown below (dollars in thousands):

	FHLB Advances	Repurchase Agreements and Short-Term Borrowings	Total	Weighted Average Interest Rate
Due in fiscal:
2003	$614,000	$5,844,861	$6,458,861	1.08%
2004	396,300	67,000	463,300	1.61%
2005	150,000	—	150,000	3.23%
2006	100,000	—	100,000	1.40%
2007—Thereafter	50,000	—	50,000	6.96%

Total borrowings at December 31, 2002	$1,310,300	$5,911,861	$7,222,161

Total borrowings at December 31, 2001	$906,300	$3,264,140	$4,170,440

The Bank subsidiary had $1.1 billion floating rate and $200 million fixed rate FHLB advances at December 31, 2002. The floating rate advances adjust daily to the Federal Funds Rate or quarterly based on the London InterBank Offering Rate (“LIBOR”) rate. The Bank is required to maintain qualified collateral equal to 85 to 90 percent of the Bank’s FHLB advances, depending on the collateral type. As of December 31, 2002 and 2001, the Bank secured these advances with an assignment of specific mortgage loan collateral from its loan portfolio and with mortgage-backed securities. The one- to four-family first- mortgage whole loans and mortgage-backed securities pledged as collateral totaled approximately $2.6 billion and $3.5 billion at December 31, 2002 and 2001, respectively. The Bank is required to be a member of the FHLB System and to maintain an investment in the stock of the FHLB at least equal to the greater of one percent of the unpaid principal balance of its residential mortgage loans, one percent of 30 percent of its total assets or one-twentieth of its outstanding advances from the FHLB.

Information concerning borrowings under fixed- and variable- rate coupon repurchase agreements and other short-term borrowings is summarized as follows (in thousands):

	December 31,
	2002	2001
Weighted average balance during the year (calculated on a daily basis)	$3,835,442	$3,180,272
Weighted average interest rate during the year (calculated on a daily basis)	3.91%	5.94%
Weighted average interest rate at year-end(1)	1.04%	1.89%
Maximum month-end balance during the year	$6,623,010	$4,162,231
Balance at year-end	$5,893,663	$3,264,140
Securities and loans underlying the repurchase agreements as of the end of the year:
Carrying value, including accrued interest	$5,873,120	$3,001,445
Estimated market value	$5,851,577	$2,986,949

(1)	Average excludes cost of hedging.

The Company enters into sales of securities under agreements to repurchase similar securities. Repurchase agreements are collateralized by fixed and variable rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes, and the obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheet. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. If the counterparty in a repurchase agreement fails to perform, the Company might incur an accounting loss for the excess collateral posted with the counterparty. As of December 31, 2002, there were no counterparties with which the Company’s amount at risk exceeded 10% of the Company’s shareholders’ equity. Included in repurchase agreements and other short-term borrowings at December 31, 2002 are $251.2 million of overnight and other short-term borrowings from the Federal Reserve Bank in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company has pledged $262.7 million of securities and mortgage loans to secure these borrowings.

14.    SUBORDINATED DEBT

6.75% Convertible Subordinated Notes Due May 2008

In May 2001, the Company completed a private offering of an aggregate principal amount of $325 million of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. Debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes.

6.00% Convertible Subordinated Notes Due February 2007

In February and March 2000, the Company completed a private offering of an aggregate principal amount of $650 million of convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share (15.7 million shares based on the $370.3 million principal amount of notes outstanding at December 31, 2002). The notes bear interest at 6.0%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. Debt issuance costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. Through December 31, 2002, approximately $4.8 million had been amortized and reflected in corporate interest expense and $7.8 million removed in connection with the extinguishment of the $279.7 million of debt described below.

Gain on Early Extinguishment of Debt

The Company recorded a gain on early extinguishment of debt of $5.3 million in fiscal 2002, $49.3 million in fiscal 2001, none in the three months ended December 31, 2000 and none in fiscal 2000. In fiscal 2002, gain on early extinguishment of debt included an $8.6 million gain from the retirement of $64.9 million of the Company’s 6.0% convertible subordinated notes in exchange for approximately 6.5 million shares of the Company’s common stock, offset by a $3.3 million loss recorded as a result of the early redemption of $100 million adjustable rate advances from the FHLB. In fiscal 2001, gain on early extinguishment of debt included a $59.9 million gain from the retirement of $214.8 million of the Company’s 6.0% convertible subordinated notes in exchange for approximately 19.2 million shares of the Company’s common stock and $15.3 million in cash, offset by a $10.6 million loss recorded as a result of the early redemption of $827 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified. In the fourth quarter of fiscal 2002, the Company adopted the requirements of SFAS No. 145 in its consolidated financial statements, resulting in a reclassification of its previous reported extraordinary gains (losses) on early extinguishment of debt to non-operating income (expense).

In September 2002, the EITF reached a consensus on Issue 02-15, Determining Whether Certain Conversions of Convertible Debt to Equity Securities Are within the Scope of FASB Statement No. 84, Induced Conversions of Convertible Debt. The EITF reached a consensus that SFAS No. 84 applies to all conversions that occur pursuant to revised conversion privileges that are exercisable only for a limited period of time and result in the issuance of all of the equity securities issuable pursuant to the original conversion terms of the debt offering, regardless of the party that initiates the offer or whether the offer relates to all debt holders. The consensus should be applied prospectively to all applicable inducements that close after September 12, 2002. The Company has adopted EITF 02-15 effective September 12, 2002. Since September 12, 2002, no convertible debt was retired through a conversion to equity.

15.    ACCOUNTS PAYABLE, ACCRUED, OTHER LIABILITIES AND SHORT-TERM BORROWINGS

Accounts payable, accrued and other liabilities consist of the following (in thousands):

	December 31,
	2000	2001
Payable for Bank securities purchased, collateral not received (see below)	$130,460	$—
Accrued expenses	105,020	186,758
Other short-term borrowing arrangements (see below)	29,139	33,050
Restructuring accrual (see Note 21)	70,156	89,543
Accounts payable	13,662	33,683
Capital lease obligations (see Note 26)	4,397	18,209
Other	272,181	203,879

Total accounts payable, accrued, other liabilities and short-term funding	$625,015	$565,122

Payable for Bank Securities Purchased, Collateral Not Received

As part of its normal operations, the Bank enters into commitments to buy and sell mortgage-backed securities in order to manage certain interest rate risk.

Payable for Bank securities purchased, collateral not received represents a payable due to third party brokers for securities the Bank committed to buy, but did not receive from the broker by the settlement date. The Bank’s interest rate risk exposure related to this payable is mitigated by its commitments to sell securities to other third party brokers at a fixed price.

As of March 14, 2003, the Bank received $130.3 million or 99.9% of its original commitment to buy from the sellers and made full payment. The remaining balance due to brokers is $0.2 million, which the Company expects to pay for in the normal, ongoing course of business.

Other Short-Term Borrowing Arrangements

The principal source of financing for E*TRADE Clearings’ margin lending activity is cash balances in customers’ accounts and financing obtained from other broker-dealers through E*TRADE Clearings’ stock loan program. E*TRADE Clearing, also maintains financing facilities with banks totaling $275.0 million to finance margin lending. There was $5.5 million outstanding under these lines at December 31, 2002 and none at December 31, 2001.

The Company has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 3.00% to 3.25% above LIBOR (4.382% to 4.632% at December 31, 2002). The Company had approximately $23.7 million of principal outstanding under these loans at December 31, 2002, which is included above in other short-term borrowing arrangements.

The Company had a $50 million cash secured line of credit under an agreement with a bank that expired in October 2002. The Company did not renew the line of credit.

16.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

ETFC raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatory redeemable in whole at the due date; which is generally 30 years after issuance. Interest is paid quarterly or semi-annually. The proceeds from the sale of securities by the trusts are used to purchase subordinated debentures issued by ETFC. The trust obligations are guaranteed by ETFC. ETFC contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution. Details of the mandatorily redeemable preferred capital securities are as follows (in thousands):

Subsidiary Issuer	Date of Issue	Mandatorily Redeemable Preferred Capital Security	December 31,
			2002	2001
ETFC Capital Trust VIII	12/02	Floating Rate Cumulative Preferred Securities due 2032	$15,520	$—

ETFC Capital Trust VII	12/02	Floating Rate Cumulative Preferred Securities due 2033	14,550	—

ETFC Capital Trust VI	10/02	Floating Rate Cumulative Preferred Securities due 2032	19,403	—

ETFC Capital Trust V	06/02	Floating Rate Cumulative Preferred Securities due 2032	14,544	—

ETFC Capital Trust IV	04/02	Floating Rate MMCapS due 2032	9,698	—

ETFC Capital Trust III	11/01	Floating Rate Capital Securities due 2031	14,644	14,587

ETFC Capital Trust II	07/01	10.25% Fixed Rate Capital Securities due 2031	4,832	4,826

EFTC Capital Trust I	07/01	Floating Rate Capital Securities due 2031	19,386	19,365

TeleBanc Capital Trust II	07/98	9.0% Fixed Rate Beneficial Unsecured Securities due 2028	22,172	22,125

TeleBanc Capital Trust I	06/97	11.0% Fixed Rate Capital Securities due 2027	8,616	8,600

Total mandatorily redeemable preferred capital securities			$143,365	$69,503

17.    INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Current:
Federal	$—	$160	$—	$18,857
Foreign	(4,209)	(2,099)	(883)	7,571
State	6,762	1,629	100	4,086

Total current	2,553	(310)	(783)	30,514

Deferred:
Federal	77,840	(6,409)	4,216	41,144
State	4,728	(13,166)	(1,528)	13,820

Total deferred	82,568	(19,575)	2,688	54,964

Income tax expense (benefit)	$85,121	$(19,885)	$1,905	$85,478

The components of pre-tax income (loss) before minority interest in subsidiaries are as follows (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Domestic	$198,338	$(214,281)	$14,143	$116,573
Foreign	(4,398)	(46,656)	(10,914)	(12,124)

Total pre-tax income (loss)	$193,940	$(260,937)	$3,229	$104,449

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Reserves and allowances	$5,245	$3,281
Basis difference in investments	113,425	52,494
Net operating loss carryforwards	51,176	113,882
Depreciation and amortization	15,713	6,324
Deferred compensation	13,781	31,369
Capitalized technology development	12,033	10,161
Provision for loan loss	7,107	7,032
Undistributed earnings in subsidiaries	18,003	8,199
Alternative minimum tax credit	1,680	1,840
Restructuring reserve and related writedowns	75,354	79,704
Other	5,980	5,947

Total deferred tax assets	319,497	320,233

Deferred tax liabilities:
Internally developed software	(29,518)	(29,598)
Acquired intangibles	(75,163)	(45,390)
Purchased software	(3,024)	(3,024)
Other	(7,322)	(7,322)

Total deferred tax liabilities	(115,027)	(85,334)
Valuation allowance	(92,246)	(69,398)

Net deferred tax asset	$112,224	$165,501

The Company recorded a valuation allowance of $92.2 million and $69.4 million at December 31, 2002 and 2001 for the deferred tax assets, as full realization of domestic capital loss carryforwards and net operating loss carryforwards in certain foreign countries are not expected.

The effective tax rates differed from the federal statutory rates as follows:

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Federal statutory rate	35.0%	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.7	(3.2)	(24.0)	5.8
Nondeductible acquisition costs	—	0.1	6.8	12.6
Nondeductible compensation	1.0	3.9	—	—
Difference between statutory rate and foreign effective tax rate	(1.3)	7.7	156.3	10.3
Amortization of goodwill	—	3.4	(9.0)	7.4
Change in valuation allowance	5.4	13.9	(119.0)	8.5
Other	(0.9)	1.6	12.9	2.2

Effective tax rate	43.9%	(7.6)%	59.0%	81.8%

The Company has not provided deferred income taxes on approximately $26.7 million of undistributed earnings in its foreign subsidiaries at December 31, 2002, as it is the Company’s intention to permanently reinvest such earnings.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $110.0 million for federal income tax purposes. These carryforwards expire through 2022. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

18.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, reported in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2002	2001
Net unrealized losses on available-for-sale securities	$(49,799)	$(47,048)
Unrealized losses on financial derivative instruments in cash flow hedge relationships	(188,190)	(148,252)
Foreign currency translation gains (losses)	6,532	(2,077)

Accumulated other comprehensive loss, net of tax	$(231,457)	$(197,377)

19.    SHAREHOLDERS’ EQUITY

Shares Exchangeable into Common Stock

In August 2000, EGI Canada Corporation issued approximately 9.4 million Exchangeable Shares in connection with the Company’s acquisition of E*TRADE Technologies (see Note 3). Holders of Exchangeable Shares have dividend, voting and other rights equivalent to those of E*TRADE’s common shareholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for E*TRADE common stock. The Company may redeem all outstanding Exchangeable Shares for E*TRADE common stock after August 23, 2005 or earlier under certain circumstances.

Exchangeable Shares were converted as follows: 199,000 in fiscal 2002, 2.3 million in fiscal 2001, 1.5 million in the three months ended December 31, 2000 and 3.7 million in fiscal 2000. As of December 31, 2002, approximately 1.6 million Exchangeable Shares were outstanding.

Stock Repurchases

In fiscal 2002, the Company repurchased and retired 10.2 million shares of common stock for an aggregate purchase price of $43.5 million. In addition, the Company retired an additional 5.0 million shares of common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable. In fiscal 2001, the Company repurchased and retired approximately 37.5 million shares of common stock for an aggregate purchase price of approximately $239.1 million. Except for 7.0 million shares repurchased in fiscal 2001, these shares were repurchased under a multi-year stock buyback program approved by the Company’s Board of Directors in September 2001 authorizing the Company to repurchase up to 50.0 million shares of common stock. Pursuant to the stock buyback program approved by the Board, the Company remains authorized to repurchase up to 4.3 million additional shares of common stock.

Of the 52.7 million shares of our common stock repurchased and retired, approximately 30.4 million shares were purchased in three private transactions with SOFTBANK Holdings, Inc., a significant shareholder of the Company, for approximately $195.9 million. Of this total, 20.0 million shares were purchased at a price of $7.28 per share, which represented a discount from the market price on the day of sale.

Deferred Stock Compensation

In 2001, in connection with the issuance of 4.7 million shares of restricted common stock to the Company’s Former CEO, the Company recorded deferred stock compensation of $29.3 million, the fair market value of the shares on the date of grant. This amount was being amortized to expense ratably over an 18 month to five-year period.

In May 2002, in connection with a new employment agreement, the Former CEO transferred 3.2 million shares of previously awarded unvested restricted stock to a subsidiary trust of the Company (a “Rabbi Trust”) and agreed to have such shares, as they vest, used to reduce the amount of future Supplemental Executive Retirement Plan (“SERP”) contributions otherwise due on his behalf. Effective January 23, 2003, the Company’s Former CEO resigned from the Company. As a result, his 3.2 million unvested shares of restricted common stock transferred to the Rabbi Trust will be canceled in the first quarter of fiscal 2003. As a result of the cancellation of these restricted shares, deferred stock compensation in shareholders’ equity will be reduced in January 2003 by $19.5 million. Concurrent with his resignation in fiscal 2003, the Company reversed $3.7 million of compensation expense accrued in fiscal 2002 for the unvested portion of the Former CEO’s restricted stock. See Note 22.

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

Amortization of deferred stock compensation was $8.7 million for fiscal 2002 and $9.1 million for fiscal 2001.

20.    EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company’s stock option plans provide for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company’s common stock at a price determined by the board of directors at the date the option is granted. The options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant.

In July 1996, the shareholders of the Company approved the 1996 Stock Incentive Plan (the “1996 Plan”) and reserved 16,000,000 shares of common stock for future grants. In addition, all shares then currently reserved to the predecessors to the 1996 Plan were incorporated into the 1996 Plan. The 1996 Plan was subsequently amended by the shareholders to increase the maximum number of shares of common stock authorized for issuance under the plan to 85,399,992 shares. The shareholders also authorized an additional amendment to the 1996 Plan to automatically increase the number of shares available to be issued in the 1996 Plan in each of the four years beginning 2002 by a number of shares equal to 5% of the number of shares of common stock of the Company outstanding on the last trading date of December of the immediately preceding year. As of January 1, 2002, 17,379,624 shares were added to the 1996 Stock Plan pursuant to this amendment, called an “evergreen provision”, for a total of 102,779,616 shares authorized under the Plan; an additional 17,983,579 shares were added on January 1, 2003.

The 1996 Plan is divided into five components: the Discretionary Option Grant Program, the Salary Investment Option Grant Program, the Stock Issuance Program, the Automatic Option Grant Program and the Director Fee Option Grant Program. Under the Discretionary Option Grant Program, options may be granted to purchase shares of common stock at an exercise price not less than the fair market value of those shares on the grant date to eligible employees. The Salary Investment Option Grant Program allows executive officers and other highly compensated employees the opportunity to apply a portion of their base salary to the acquisition of special below-market stock option grants. The Stock Issuance Program allows for individuals to be issued shares of common stock directly through the purchase of such shares at a price not less than the fair market value of those shares at the time of issuance or as a bonus tied to the performance of services. The Director Fee Option Grant Program provides each non-employee Board member the opportunity to apply all or a portion of any annual retainer fee otherwise payable in cash to the acquisition of a below-market stock option grant. Under the Automatic Option Grant Program, options are automatically granted at periodic intervals to eligible non-employee members of the Board to purchase shares of common stock at an exercise price equal to the fair market value of those shares on the grant date. The Salary Investment Option Grant Program and the Director Fee Option Grant Program were activated for the first time to allow for the granting of such options in fiscal 2001. The Company has also assumed option plans as a result of acquisitions during the year. No additional grants will be made under these acquired plans.

A summary of stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 1999	40,086	$7.59
Granted	16,438	$20.71
Exercised	(9,747)	$4.25
Canceled	(6,796)	$15.28

Outstanding at September 30, 2000	39,981	$12.50
Granted	9,088	$8.20
Exercised	(1,131)	$3.22
Canceled	(1,751)	$15.28

Outstanding at December 31, 2000	46,187	$11.78
Granted	14,281	$6.67
Exercised	(7,218)	$3.18
Canceled	(7,135)	$14.97

Outstanding at December 31, 2001	46,115	$11.05
Granted	5,300	$7.61
Exercised	(2,568)	$4.33
Canceled	(7,419)	$13.10

Outstanding at December 31, 2002	41,428	$10.66

	Year Ended December 31,			Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002		2001
Options available for grant	20,465	(1)	1,323	15,180	4,261
Options exercisable	27,147		23,231	20,959	16,799
Options exercisable weighted average exercise price	$11.40		$11.68	$9.62	$9.57

(1)	Increased to approximately 38.4 million shares on January 1, 2003 under the evergreen provision previously described.

During fiscal 2002, approximately 28,000 stock options were granted below fair market value through the Salary Investment Option Grant Program. During fiscal 2001, approximately 180,000 stock options were granted below fair market value through the Salary Investment Option Grant Program. The expense recorded for the estimated fair value of the options was $0.2 million in fiscal 2002 and $0.9 million in fiscal 2001. During fiscal

2000, 500,000 stock options were granted below fair market value outside the 1996 Plan. Such options were immediately vested. Accordingly, the Company recorded expense of $4.9 million for the estimated fair value of these options. In fiscal 2000, the weighted average fair value of these options was $13.55 and the weighted average exercise price was $13.00. These options expire at various dates in 2009 and 2010. As of December 31, 2002, 400,000 of these options were canceled unexercised. During fiscal 2000, 2,000,000 stock options were granted above fair market value. These options were granted at $30.00 per share when the then current fair market value was approximately $24.00, and the Company did not record any expense associated with these grants.

Concurrent with the Former CEO’s resignation in fiscal 2003, the Company extended the expiration date of his previously vested options to purchase 5.4 million shares of common stock at a weighted average price of $20.33 per share to January 2004; as all options were fully vested at January 23, 2003, none were canceled. As a result of this, the Company will record compensation expense of $46,000 in the first quarter of fiscal 2003.

The following table summarizes information on outstanding and exercisable stock options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Option Exercise Price	Number Outstanding (in thousands)	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 0.01–$2.99	1,938	3.90	$1.49	1,935	$1.49
$ 3.02–$4.25	4,529	5.75	$4.16	4,113	$4.18
$ 4.27–$5.73	5,928	7.94	$5.11	3,303	$5.18
$ 5.74–$7.09	11,336	8.03	$6.63	6,908	$6.70
$ 7.20–$10.33	6,287	8.45	$8.65	2,017	$7.82
$10.34–$24.78	7,984	7.11	$19.79	5,816	$20.44
$24.84–$58.19	3,426	6.97	$29.81	3,055	$29.90

$ 0.01–$58.19	41,428	7.37	$10.66	27,147	$11.40

Stock Purchase Plan

In July 1996, the shareholders of the Company approved the 1996 Stock Purchase Plan (the “1996 Purchase Plan”), and reserved 2,600,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods. During fiscal 2002, the reserved shares of the 1996 Purchase Plan were reduced to zero, with 341,904 additional shares remaining to be purchased by employees. In May 2002, the shareholders of the Company approved an increase in the authorized shares by 341,904, which were subsequently purchased by employees. As a result these shares were accounted for as variable plan options on which the Company recognized a charge of $0.4 million in fiscal 2002 during the time they were in escrow. Also in May 2002, the shareholders of the Company approved the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. At December 31, 2002, 5,000,000 shares were available for purchase under the 2002 Purchase Plan.

Additional Stock Plan Information

As permitted by SFAS No. 123, the Company applied APB Opinion 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs on grants to employees. If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the related pro forma expense that would have been recorded is described in Note 2.

The Company’s calculations were made using the Black-Scholes option-pricing models with the following weighted average assumptions applied to grants made in the following periods:

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Dividend yield	—	—	—	—
Expected volatility	71%	74%	87%	85%
Risk-free interest rate	4%	5%	6%	6%
Expected life of option following vesting (in months)	36	32	18	17

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted average fair values of option grants under SFAS No. 123 were $4.69 for fiscal 2002, $4.14 for fiscal 2001, $4.60 for three months ended December 31, 2000 and $12.78 for fiscal 2000.

Employee Stock Ownership Plan

ETFC sponsored an Employee Stock Ownership Plan (“ESOP”). The ESOP previously borrowed from ETFC and used the proceeds to acquire common stock. The ESOP shares initially were pledged as collateral for its debt to ETFC. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. Accordingly, the shares pledged as collateral were reported as unearned ESOP shares in the consolidated balance sheet. As shares were released from collateral, the Company recorded compensation expense equal to the current market price of the shares. During fiscal 2001, the ESOP repaid all amounts due ETFC and released all remaining unearned shares to ETFC’s employees. The ESOP owned approximately 154,000 of the Company’s common stock as of December 31, 2002, 538,000 shares as of December 31, 2001 and 688,791 shares as of September 30, 2000, with all of the shares allocated as of December 31, 2001. The Company terminated the plan during fiscal 2002. Compensation expense was none for fiscal 2002, $1.0 million for fiscal 2001, $75,000 for the three months ended December 31, 2000 and $1.8 million for fiscal 2000.

Supplemental Executive Retirement Plan

Effective January 1, 2001, the Company’s Board of Directors adopted a SERP program for certain executive officers. Annual contributions and funding of the SERP by the Company are discretionary. Contributions to the SERP, if any, are due at the beginning of each fiscal year and are deposited into a Rabbi Trust to which the Company retains ownership until participant benefits vest and are distributed. With the exception of the Company’s Former CEO, whose benefits vested immediately, no portion of a participant’s benefits will become vested unless the individual has participated in the plan for at least five years. Fifty percent of participation benefits vest after five years of participation in the SERP with the remaining benefits vesting over the next five years of participation or upon the participant’s attaining the age of sixty.

The Company made cash contributions to the SERP program of $15.6 million in January 2002 and $12.1 million in January 2001. The Company recognized $24.5 million in compensation expense for fiscal 2001 related to the establishment and initial funding of the SERP program and the accrual during fiscal 2001 of a portion of the January 2002 contribution.

In May 2002, in connection with a new employment agreement, the Former CEO also transferred 3.2 million shares of previously awarded unvested restricted stock to a Rabbi Trust and agreed to have such shares, as they vest, used to reduce the amount of future SERP contributions otherwise due on his behalf. Effective January 23, 2003, the Company’s Former CEO resigned from the Company. As a result, his 3.2 million unvested shares of restricted common stock transferred to the Rabbi Trust will be canceled in the first quarter of fiscal 2003. As a result of the cancellation of these restricted shares, deferred stock compensation in shareholders’ equity will be reduced in January 2003 by $19.5 million. Concurrent with his resignation in fiscal 2003, the Company will reverse $3.7 million of compensation expense accrued in fiscal 2002 for the unvested portion of the Former CEO’s restricted stock. See Note 22.

The Company’s board of directors did not authorize any contributions to the SERP in January 2003 for fiscal 2002.

In fiscal 2002, the Company recognized a $16.1 million benefit in executive agreement and loan settlement related to vested benefits in the SERP returned by the Former CEO. See Note 22.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $8.1 million for fiscal 2002, $8.8 million for fiscal 2001, $0.6 million for the three months ended December 31, 2000 and $3.3 million for fiscal 2000.

21.     FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

Original 2001 Facility Restructuring Plan

On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million in fiscal 2001. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations.

Other Liabilities: Original 2001 Facility Restructuring Reserves Rollforward

The rollforward of our original 2001 facility restructuring reserve, which is reflected in accounts payable, accrued and other liabilities, is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
2001 original facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in fiscal 2001	128,469	52,532	21,764	202,765

Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543

2002 activity on original 2001 facility restructuring reserve:
Adjustments and additional charges recorded in fiscal 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	$69,123	$—	$1,033	$70,156

Facility Consolidation

The 2001 original facility restructuring charge included $128.5 million related to facility consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party sublease revenues. The charge also includes a pre-tax write-off (non-cash charges) of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs to be incurred over the next 12 months and expensed as incurred.

In fiscal 2002, the Company recognized an additional $7.3 million facility consolidation expense as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall fiscal 2002 net increase in the facility consolidation reserve reflects lower than estimated sublease rental income combined with longer than estimated periods to sublet vacated facilities. The increase also reflects the Company’s negotiations in fiscal 2002 with a lessor on a significant contractual lease obligation that calls for a one time $30.0 million payment by the Company in fiscal 2003 to facilitate the sale by the lessor of the property. In exchange, the Company expects to receive full release from its future lease obligations. The net increase in the facility consolidation reserve is partially offset by the decision to retain usage of certain facilities, resulting in the elimination of the facility obligation originally estimated for these facilities as well as the corresponding estimated sublease income.

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities as of December 31, 2002, and their timing are as follows (in thousands):

Year	Facilities Obligations	Sublease Income Contracted	Sublease Income Estimate	Net
2003	$49,812	$(2,001)	$(119)	$47,692
2004	10,837	(1,952)	(3,107)	5,778
2005	8,803	(1,638)	(3,475)	3,690
2006	8,739	(1,625)	(3,494)	3,620
2007	7,337	(1,293)	(3,015)	3,029
Thereafter	11,940	(462)	(6,165)	5,313

Total	$97,468	$(8,971)	$(19,375)	$69,122

Asset Write-Off

The 2001 original facility restructuring charge included $52.5 million related to the write-off of capitalized software, hardware and other fixed assets. In calculating the asset write-off charge, the Company used the net book value of assets less the amount of estimated proceeds upon disposition.

During fiscal 2002, a related party, though not obligated to, reimbursed the Company for the value of the impairment of a residential property (see Note 11) which was recorded in the initial restructuring charge. The reimbursement of approximately $0.7 million was offset by an additional increase in the restructuring accrual resulting from the identification of additional excess equipment of approximately $0.8 million and an additional increase related to realized losses on other real estate properties of $0.4 million.

Other

The 2001 original facility restructuring charge also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that were no longer required in the facilities the Company vacated.

The Company increased the restructuring charge included in Other above, by $3.6 million in fiscal 2002 primarily for additional severance arrangements made with employees who were notified during fiscal 2002. Severance is recorded in the period in which affected employees are identified and communication to these individuals is made.

Operating Expenses: Facilities Restructuring and Other Exit Charges:

In addition to adjustments and severance charges related to the original 2001 facility restructuring reserve of $11.4 million recognized in fiscal 2002, charges related to new exit activities of $5.1 million, net were also recognized by the Company. Charges related to fiscal 2002 are shown below:

	Year Ended December 31,
	2002	2001
Charges related to the original 2001 facility restructuring (see table above)	$11,385	$202,765
2002 exit activities:
Loss on exit of E*TRADE Bank AG (German subsidiary)	12,199	—
Subsequent recovery related to sale of E*TRADE @ Net Bourse S.A.	(3,513)	—
Resolution of obligation upon the liquidation of E*TRADE South Africa	(3,552)	—

Total facility restructuring and other exit charges	$16,519	$202,765

Writedown of E*TRADE Bank AG

In December 2002, the Company entered into negotiations with an unrelated company to purchase 100% of the Company’s shares in E*TRADE Bank AG (Germany). As a result of these negotiations, which indicated that the carrying value of Germany was in excess of its fair market value, the Company recognized an impairment charge of $12.2 million to reduce the carrying value of the Company’s investment to its fair value. Results from our German subsidiary have been consolidated with those of the Company through December 31, 2002. Effective December 31, 2002, the Company reclassified its investment in E*TRADE Bank AG to other assets where it is currently reflected as an investment held-for-sale pending an expected sale in the first quarter of fiscal 2003 or shortly thereafter. The Company expects to maintain a presence in Germany through the creation of a branch office supported by its operations in the United Kingdom.

Subsequent Recovery Related to Sale of E*TRADE @ Net Bourse S.A.

In December 2002, a payment of $3.5 million was received from escrow related to the sale of the Company’s ownership interest in E*TRADE @ Net Bourse S.A. in November 2000 (see Note 3).

Resolution of Obligation Upon the Liquidation of E*TRADE South Africa

In conjunction with the closure of the Company’s subsidiary in South Africa, notes payable held by E*TRADE South Africa were forgiven and as a result, the Company recognized a benefit of $3.6 million.

22.     EXECUTIVE AGREEMENT AND LOAN SETTLEMENT

Effective January 23, 2003, the Former CEO resigned from the Company. A termination payment of $4.0 million required under his employment agreement, which is discussed below, will be expensed in the first quarter of fiscal 2003 and paid in increments during fiscal 2003. Concurrent with his resignation in fiscal 2003, the Company will reverse $3.7 million of compensation expense accrued in fiscal 2002 for the unvested portion of the Former CEO’s restricted common stock, held by a subsidiary trust of the Company.

In May 2002, the Company had executed a new employment agreement (the “Employment Agreement”) with its Former CEO, which included concessions resulting in a benefit to executive agreement and loan settlement in fiscal 2002. The Employment Agreement was effective May 2002 through his subsequent departure from the Company on January 23, 2003. The Employment Agreement included significant concessions by the Former CEO. Under this Employment Agreement, the Former CEO’s base salary was reduced to zero. In addition, under the Employment Agreement, the Former CEO became contractually entitled to a bonus payment to be determined and paid based on the Company’s meeting performance objectives. The Company met its fiscal 2002 performance objectives and a bonus of $4.0 million for the Former CEO was accrued in fiscal 2002 and paid in January 2003. Concessions, reflected as a nonrecurring reduction in the Company’s operating expenses for fiscal 2002 included:

•	The Former CEO waived his right to receive vested benefits in the SERP program totaling $16.1 million, that were previously deposited into a trust on his behalf on January 1, 2001 and 2002; these amounts had been previously recorded as part of general and administrative expense in fiscal 2001. Of this amount, $14.0 million was retained by the Company and recorded as a nonrecurring benefit in executive agreement and loan settlement in the Company’s consolidated statements of operations and $2.1 million was paid out as a one-time bonus to eligible non-executive employees of the Company.

•	The Former CEO waived his right to have the Company reimburse him for taxes due on his restricted stock grants. The accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement and loan settlement.

The total benefit to the Company for amounts previously paid on the Former CEO’s behalf or for amounts due to be paid in fiscal 2002 and waived under his revised employment agreement totaled $23.5 million and is reflected as a nonrecurring reduction in our operating expenses in the consolidated statements of operations.

In connection with the renegotiation of the Company’s previous employment contract with its Former CEO and as part of other contractual renegotiations undertaken by the Company, in August 2001 the Company cancelled a note receivable of $15.0 million from the Former CEO and agreed to reimburse $15.2 million in related taxes in return for the elimination of certain benefits contained in the Former CEO’s prior employment agreement. This action also had the effect of eliminating the Company’s contractual obligation to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement in the fiscal 2001 consolidated statement of operations.

23.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE, GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires all intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather tested upon adoption and at least annually for impairment. In accordance with SFAS No. 142, the Company ceased the amortization of its recorded goodwill as of that date, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units utilizing discounted cash flow models and relative market multiples for comparable businesses. The Company compared the fair value of each of its reporting units to its carrying value. This evaluation indicated that goodwill associated with its reporting units in the Global and Institutional and its Wealth Management segments were impaired. This impairment is primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously utilized under the guidance in Accounting Principle Board Opinion No. 17 “Intangible Assets”, to the fair value approach, which is stipulated in SFAS No. 142. A non-cash charge totaling $293.7 million ($(0.82) per share) was recorded as a change in accounting principle effective January 1, 2002 to write-off goodwill of $286.9 million related to the Company’s international retail Brokerage business in the Global and Institutional segment and $6.8 million in the Wealth Management segment.

In November 2002, the Company performed, through the assistance of an independent third party, its annual impairment test. This resulted in no additional impairment required under SFAS No. 142.

The changes in carrying value of the remaining goodwill and intangibles with indefinite lives following the January 1, 2002 impairment write down, by segment, as of December 31, 2002 was (in thousands):

	Domestic Retail Brokerage and Other	Banking	Total
Balance as of January 1, 2002, after impairment write down	$149,116	$114,554	$263,670
Goodwill arising from E*TRADE Professional Trading acquisition (Note 3)	87,483	—	87,483
Goodwill arising from Ganis acquisition (Note 3)	—	33,991	33,991

Balance as of December 31, 2002	$236,599	$148,545	$385,144

Other intangible assets, which will continue to be amortized on a straight-line basis, consist of the following (dollars in thousands):

	Weighted Average Useful Life(1) (years)	As of December 31, 2002			As of December 31, 2001
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	10-30	$59,800	$2,490	$57,310	$59,800	$506	$59,294
Active accounts(2)	7	54,229	20,897	33,332	52,599	7,514	45,085
ATM contracts	5	30,773	14,486	16,287	30,714	8,455	22,259
Deposit intangibles(2)	3	14,634	4,870	9,764	3,165	549	2,616
Proprietary agreements	7	16,800	1,400	15,400	—	—	—
Customer list(2)	7	10,833	64	10,769	—	—	—
Distribution	9	6,200	21	6,179	—	—	—
Agency relationships	6	6,300	612	5,688	—	—	—
Other	6	3,683	520	3,163	5,509	1,863	3,646

Total		$203,252	$45,360	$157,892	$151,787	$18,887	$132,900

(1)	The Company evaluated the useful lives of its other intangible assets and determined that they should continue to be amortized based on the original useful lives assigned on a straight-line basis.
(2)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $28.3 million for fiscal 2002, $13.9 million for fiscal 2001, $1.3 million for the three months ended December 31, 2000 and $1.0 million for fiscal 2000. Assuming no future impairments of these assets or additions as the result of acquisitions, annual amortization expense will be $30.5 million in fiscal 2003, $26.5 million in fiscal 2004, $15.8 million in fiscal 2005, $13.6 million in fiscal 2006, $12.9 million in fiscal 2007 and $58.5 million thereafter.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is provided below (in thousands except per share amounts):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
Reported income (loss) before cumulative effect of accounting change	$107,264	$(241,532)	$1,436	$19,152
Add: Goodwill amortization	—	29,208	6,549	21,835

Adjusted income (loss)	107,264	(212,324)	7,985	40,987
Cumulative effect of accounting charge(1)	—	—	(83)	—

Adjusted net income (loss)(1)	$107,264	$(212,324)	$7,902	$40,987

Basic earnings per share:
Reported income (loss) per share before cumulative effect of accounting change	$0.30	$(0.73)	$0.00	$0.06
Goodwill amortization per share	0.00	0.09	0.03	0.08
Cumulative effect of accounting change per share(1)	—	—	—	—

Adjusted net income (loss) per share(1)	$0.30	$(0.64)	$0.03	$0.14

Diluted earnings per share:
Reported income (loss) per share before cumulative effect of accounting change	$0.30	$(0.73)	$0.00	$0.06
Goodwill amortization per share	0.00	0.09	0.02	0.07
Cumulative effect of accounting change per share(1)	—	—	—	—

Adjusted net income (loss) per share(1)	$0.30	$(0.64)	$0.02	$0.13

Shares used to calculate per share data
Basic	355,090	332,370	311,413	301,926
Diluted	361,051	332,370	321,430	319,336

(1)	Excludes cumulative effect of accounting change related to the SFAS No. 142 implementation.

24.     INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2002	2001
	Basic and Diluted Income (Loss) Per Share	Basic and Diluted Loss Per Share	Basic and Diluted Income Per Share	Basic and Diluted Income Per Share
Numerator:
Income (loss) before cumulative effect of accounting changes	$107,264	$(241,532)	$1,436	$19,152

Income (loss) before cumulative effect of accounting changes applicable to common stock	107,264	(241,532)	1,436	—
Cumulative effect of accounting changes, net of tax	(293,669)	—	(83)	—

Income (loss) applicable to common stock	$(186,405)	$(241,532)	$1,353	$19,152

Denominator:
Weighted average shares outstanding	355,090	332,370	311,413	301,926
Dilutive effect of options and restricted stock issued to employees	4,300	—	9,559	16,330
Dilutive effect of warrants and contingent shares outstanding	1,661	—	458	1,080

	361,051	332,370	321,430	319,336

Because the Company reported a net loss before cumulative effect of accounting changes for fiscal 2001, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for fiscal 2001, there would have been an additional amount of shares for options outstanding of 6.7 million shares for the fiscal 2001. In addition there would have been an additional amount of shares for warrants outstanding of 198,000 for fiscal 2001. Excluded from the calculation of diluted net income (loss) per share of common stock issuable under convertible subordinated notes are approximately 46.0 million for fiscal 2002, 42.6 million for fiscal 2001, 27.5 million for the three months ended December 31, 2000 and 17.1 million for fiscal 2000. These shares have been excluded from the calculation as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive in the calculation of diluted net income (loss) per share.

The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Year Ended December 31,		Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2001	2001
Options excluded from computation of diluted income (loss) per share	26,936	18,358	19,280	10,371
Exercise price ranges:
High	$58.19	$58.19	$58.75	$58.75
Low	$6.41	$8.20	$11.78	$22.72

25.    REGULATORY REQUIREMENTS

Registered Broker-Dealers

On August 30, 2002, E*TRADE Securities, Incorporated was reorganized and renamed E*TRADE Securities LLC (“E*TRADE Securities”). Also on September 3, 2002, E*TRADE Clearing LLC (“E*TRADE Clearing”) became the clearing firm for E*TRADE Securities. E*TRADE Clearing (formerly E*TRADE Institutional Securities, Inc.) is a wholly-owned indirect subsidiary of the Company. In connection with the above, all cash balances and security positions in customer accounts previously maintained by E*TRADE Securities and associated liabilities were transferred to E*TRADE Clearing on September 3, 2002, and E*TRADE Clearing began performing clearance and settlement services for cash and margin accounts of customers of E*TRADE Securities.

The clearing arrangement involves a sharing of responsibilities pursuant to a written contract between E*TRADE Clearing, as clearing broker, and E*TRADE Securities, as introducing broker. As introducing broker, E*TRADE Securities is responsible for contact with customers, including opening customer accounts, responding to general customer inquiries and placing customer orders with E*TRADE Clearing. As clearing broker, E*TRADE Clearing provides back office functions, including centralized cashiering, settlement of securities transactions with clearing houses, preparing customer trade confirmations and statements, safeguarding funds and securities in customer accounts and extending credit to margin customers and other services.

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities and E*TRADE Clearing have elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities and E*TRADE Clearing maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

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

The table below summarizes the minimum capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	December 31, 2002
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing	$21,725	$102,518	$80,793
E*TRADE Securities	$250	$69,119	$68,869
E*TRADE Global Asset Management, Inc.	$446	$7,397	$6,951
E*TRADE Professional Trading, LLC	$558	$1,582	$1,024
Dempsey & Company, LLC	$815	$27,170	$26,355
Engelman Securities, Inc.	$100	$616	$516
GVR Company, LLC	$1,000	$3,272	$2,272
Versus Brokerage Service (U.S.) Inc.	$100	$121	$21

In November 2002, Momentum Securities, LLC was reorganized and renamed E*TRADE Professional Trading, LLC.

In June 2002, the Company discovered that Momentum was deficient on its net capital for the month ending May 31, 2002. This deficiency was prior to the Company’s acquisition of Momentum effective June 3, 2002. Since its acquisition of Momentum, the Company contributed a total of approximately $12 million to Momentum so that it met all operational and capital requirements. Pursuant to the terms of an agreement with Tradescape Corporation (the former parent company of Momentum), the Company expects to receive payment from Tradescape Corporation for some or all of this amount, in part through the release and disposition of certain shares of the Company’s common stock previously held in escrow under the terms of the acquisition agreement. The Company has not waived any rights it has or may have against Tradescape Corporation, its shareholders or its employees for recovery of amounts that may be owing.

In fiscal 2002, the Company closed E*TRADE Marquette Securities, Inc., Web Street Inc. and its related subsidiary and Tradescape Securities, LLC broker-dealers and consolidated the activities into its other broker-dealer subsidiaries. The Company’s international broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at December 31, 2002. At December 31, 2002, these companies had an aggregate net capital of $71.9 million, required net capital of $21.9 million and excess net capital of $50.0 million.

Banking

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. As of December 31, 2002, the most recent date of notification, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2002:
Total Capital to risk-weighted assets	$988,127	11.70%	>$	675,608	>8.0%	>$	844,510	>10.0%
Tier I Capital to risk-weighted assets	$960,627	11.37%	>$	337,804	>4.0%	>$	506,706	>6.0%
Tier I Capital to adjusted total assets	$960,627	5.67%	>$	677,212	>4.0%	>$	846,515	>5.0%

As of December 31, 2001:
Total Capital to risk-weighted assets	$836,866	11.52%	>$	580,986	>8.0%	>$	726,233	>10.0%
Tier I Capital to risk-weighted assets	$819,367	11.28%	>$	290,493	>4.0%	>$	435,740	>6.0%
Tier I Capital to adjusted total assets	$819,367	6.09%	>$	538,381	>4.0%	>$	672,976	>5.0%

The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at both December 31, 2002 and December 31, 2001.

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2002, approximately $195.2 million of the Bank’s capital was available for dividend declaration.

26.    LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2013 and operating and capital leases for equipment through 2005. Future minimum rental commitments under these leases at December 31, 2002 are as follows (in thousands):

	Capital Leases	Operating Leases
Fiscal years ending December 31:
2003	$3,674	$38,748
2004	766	34,391
2005	148	29,296
2006	—	28,452
2007	—	26,652
Thereafter	—	92,512

Future minimum lease payments	4,588	$250,051

Amount representing interest	(191)

Obligation under capital leases	$4,397

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $29.2 million for fiscal 2002 and $33.5 million for fiscal 2001, $10.3 million for the three months ended December 31, 2000 and $43.6 million for fiscal 2000.

In fiscal 2001, the Company restructured many of its existing facilities and has consolidated some sites allowing for additional space to be available for sublease. These additional facilities are not included above. See Note 21 for information on these obligations.

27.     COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, (“Wedbush”), Nomura Securities, Inc., (“Nomura”) and Fiserv Securities, Inc., (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and will vigorously defend all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. The matter is currently set for trial on May 12, 2003. At this time, the Company is unable to predict the ultimate outcome of this dispute.

•

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorneys fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. At this time the Company is unable to predict the ultimate outcome of this dispute.

As discussed above, the Company is unable to predict the ultimate outcome of these disputes. The Company, based on information available, does not believe that an estimable loss is probable. However, the ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities, has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota captioned “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company intends to oppose those motions. At this time, the Company is unable to predict the ultimate outcome of this dispute.

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

Insurance Matters

The Company maintains insurance coverage which management believes is reasonable and prudent. The principal insurance coverage it maintains covers comprehensive general liability, commercial property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

Commitments

As of December 31, 2002, the Bank had commitments to purchase $412.0 million in fixed rate and $189.1 million in variable rate loans, commitments to sell $221.7 million in fixed rate and $136.0 million in variable rate loans, commitments to originate $1,291.4 million in fixed rate and $50.5 million in variable rate loans and commitments to purchase $241.7 million and sell $130.5 million in securities. In addition, the Bank had certificates of deposit approximating $2,563.8 million scheduled to mature in less than one year and unfunded commitments to extend credit totaling $378.4 million. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets.

Guarantees

As part of business combinations completed during the last two fiscal years, the Company is obligated to make certain additional payments in cash and/or stock in the event certain milestones are achieved by the acquired entities. See Note 3 for further information.

E*TRADE Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees, are as follows:

•	The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of E*TRADE Bank, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require E*TRADE Bank to repurchase the loan and return all loan premium pricing and service release premiums.

•	Should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, loan premium pricing and service release premium shall be fully refundable.

•	Should any eligible mortgage loan delivered to an investor pay off after the receipt of the first payment and within one hundred twenty (120) days of the date of purchase, the servicing released premium shall be fully refunded.

Management has determined that the maximum potential liability as of December 31, 2002 is $86.1 million based on all available information. During the prior fiscal year aggregate potential liability to the Company was $79.7 million, of which $1.6 million was incurred and paid. The current carrying amount of the liability recorded as of December 31, 2002 is $1.0 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

28.     ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133.

Credit risk is the risk that a counterparty to a derivative contract fails to perform according to the terms of the agreement. Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk that results from interest rate swaps and purchased options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have certain derivative contracts with unrealized losses of $150.2 million at December 31, 2002. These agreements required the Company to pledge approximately $115.2 million of its mortgage-backed and investment securities as collateral.

At December 31, 2002, the Company does not expect any counterparties to fail to perform. Counterparties to interest rate swaps and purchased interest rate options for which the Company has net credit risk at December 31, 2002 are as follows (in thousands):

Counterparty	Credit Risk
Salomon Brothers	$4,302
Lehman Brothers	2,867
Bank of America	2,031
Credit Suisse First Boston	2,015

Total	$11,215

Interest Rate Risk

The Company uses derivatives to provide a cost- and capital-efficient way to manage its interest rate risk by modifying the repricing or maturity characteristics of certain assets and liabilities and by locking in rates on certain forecasted issuances of liabilities. The primary derivative instruments used include interest rate swaps, options on forward-starting interest rate swaps, caps and floors. The Company enters into interest rate swap agreements to assume fixed-rate interest payments in exchange for variable market-indexed interest payments. Depending on the hedge relationship, the effects of these swap agreements are to (a) convert adjustable rate liabilities to longer-term fixed rate liabilities, (b) convert long-term fixed rate assets to shorter-term adjustable rate assets or (c) reduce the variability of future changes in interest rates on forecasted issuances of liabilities.

Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in other income (expenses) as the fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss for fiscal 2002 of $22.4 million, $2.1 million for fiscal 2001 and $1.6 million for the three months ended December 31, 2000.

During fiscal 2002, fiscal 2001 and the three months ended December 31, 2000, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gains on sales of loans held-for-sale and other securities, net, in the consolidated statements of operations. The Company recorded a $3.7 million loss for fiscal 2002 and a $2.8 million gain for fiscal 2001 and none for the three months ended December 31, 2000 for discontinued fair value hedges. In addition, the Company recognized $5.1 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives for fiscal 2002 related to these derecognized fair value hedges during the fair value hedge accounting period.

The following table summarizes information related to financial derivatives in fair value hedge relationships as of December 31, 2002 (dollars in thousands):

Assets Hedged: Derivative Instrument:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
		Asset	Liability	Net
Loans:
Pay fixed interest rate swap	$405,000	$—	$(3,720)	$(3,720)	2.30%	1.38%	—%	1.71

Mortgage-Backed Securities:
Pay fixed interest rate swap	2,873,500	—	(48,124)	(48,124)	4.09%	1.37%	—%	8.06
Purchased interest rate options—caps	350,000	8,362	—	8,362	N/A	N/A	5.68%	5.02
Purchased interest rate options—floors	374,750	11,599	—	11,599	N/A	N/A	4.50%	6.19
Purchased options on forward starting swaps	2,142,000	67,642	—	67,642	N/A	N/A	5.23%	10.09

Total MBS Securities	5,740,250	87,603	(48,124)	39,479	4.09%	1.37%	5.19%	8.51

Investment Securities:
Pay fixed interest rate swap	256,000	—	(12,749)	(12,749)	4.36%	1.71%	—%	5.44

Total fair value hedges	$6,401,250	$87,603	$(64,593)	$23,010	3.99%	1.38%	5.19%	7.96

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. In respect to the variable rate liabilities currently on the balance sheet, the Company uses interest rate swaps to hedge the risk of changes in the benchmark rate (LIBOR), which impacts the amounts of future payments to be made on the variable rate liabilities. In regards to the hedging of the forecasted issuance of liabilities, the Company utilizes interest rate swaps with a longer maturity than the underlying liabilities. The use of an interest rate swap contract with a longer maturity than the underlying liabilities allows the Company to hedge both the risk of changes in the benchmark (LIBOR) on the existing liabilities and the replacement of such liabilities upon maturity. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133.

The effective portion of the fair value changes in interest rate swap hedging instrument relating to cash flows associated with time deposits, repurchase agreements and FHLB advances are reported in AOCI as unrealized gains or losses. The amounts are then included in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. During the next 12 months, the Company expects to include a pre-tax amount of approximately $106.6 million of net unrealized losses presently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of seven years.

The Company terminated interest rate swaps with notional amounts of $4.6 billion for fiscal 2002. These terminated swaps were in cash flow hedge relationships. The fair market value of the derivatives terminated was a loss of $289.2 million for fiscal 2002, as of their respective termination dates. The loss accumulated in AOCI on the derivative instruments terminated will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 0.1 to 4.9 years. Interest expense included $78.2 million during fiscal 2002, related to derivative contracts of $4.6 billion terminated in fiscal 2002 and $2.9 billion terminated in prior years.

During fiscal 2001, the Company recorded $10.0 million and none during the three months ended December 31, 2000 of derivative losses from AOCI to gain on sales of loans held-for-sale and securities, net, in the consolidated statements of operations for forecasted transactions that had become probable of not occurring.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its consolidated statements of operations. The Company recognized $10.7 million of income for cash flow hedge ineffectiveness for fiscal 2002 and $2.7 million for fiscal 2001.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of December 31, 2002 (dollars in thousands):

Liabilities Hedged: Derivative Instrument:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
		Asset	Liability	Net
Time Deposits:
Pay fixed interest rate swap	$430,000	—	$(42,547)	$(42,547)	6.56%	1.75%	2.48
Repurchase Agreements:
Pay fixed interest rate swap	1,621,000	—	(32,626)	(32,626)	3.52%	1.38%	4.42
Federal Home Loan Bank Advances:
Pay fixed interest rate swap	635,000	—	(10,479)	(10,479)	3.04%	1.38%	3.07

Total Cash Flow Hedges	$2,686,000	—	$(85,652)	$(85,652)	3.89%	1.44%	3.79

Forward Commitments

The Company also uses forward commitments as cash flow hedges of the forecasted purchases or sales of securities. At December 31, 2002, the unrealized gain recorded in AOCI for these forward commitments was $300,000, net of tax. The Company measures ineffectiveness in accordance with the provisions of SFAS No. 133. The ineffectiveness for fiscal 2002 and fiscal 2001 was not significant. For fiscal 2002 and fiscal 2001, there was no significant impact in earnings for these forward commitments. The effective portion of the change in fair value of these forward commitments is recorded in AOCI, net of tax. The amounts recorded to AOCI will be recognized in the statement of operations as the hedged forecasted transactions affect earnings.

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. IRLCs expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as Forward Sale Agreements. Changes in the fair value of these derivatives are included in the consolidated statements of operations as gain on sales of loans held-for-sale and other securities, net or gain on sales of originated mortgage loans based on whether the loan was purchased or originated. The net change in the IRLCs and the related hedging instruments resulted in a net gain of $2.6 million for fiscal 2002 and $4.5 million for fiscal 2001.

Loans held-for-sale expose the Company to interest rate risk. The Company manages this risk for certain loans held-for-sale by selling mortgages or mortgage-backed securities on a forward basis. The changes in fair value of the hedged loans and the related hedging instruments are recorded in the consolidated statement of operations as gain on sales of originated loans. The net change in loans held-for-sale and the related hedging instruments was not significant for either fiscal 2002 and fiscal 2001.

29.     FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Cash and equivalents, brokerage receivables, net and brokerage payables—Fair value is estimated to be carrying value.

Available-for-sale investment securities including mortgage-backed and trading securities—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics and other information.

Loans receivable and loans held-for-sale, net—For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics and the liquidity of the secondary market for these types of loans. The fair value for certain consumer loans was calculated using a discounted cash flow model incorporating prepayment and loss curves for the specific product type. Loans were valued in buckets based on rate and term with the discount rate applied to each bucket derived from the swap curve. Loss and prepayment curves were calculated using past performance of similar credit quality originations by the same company as a basis.

Deposits—For passbook savings, checking and money market accounts, fair value is estimated to be carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

Borrowings—For adjustable rate borrowings, fair value is estimated to be carrying value. For fixed rate borrowings, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate borrowings of similar remaining maturities.

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

Commitments to purchase and originate loans—The fair value is estimated by calculating the net present value of the anticipated cash flows associated with IRLC’s.

The fair value of financial instruments whose estimated fair values were different than their carrying values is summarized below (in thousands):

	December 31, 2002		December 31, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans receivable and loans held-for-sale, net	$7,365,720	$7,353,175	$8,010,457	$8,012,591
Equity method and other investments	$113,196	$111,895	$82,744	$138,760

Liabilities:
Deposits	$8,400,333	$8,539,347	$8,082,859	$8,178,159
Borrowings by Bank subsidiary	$7,222,161	$7,234,232	$4,170,440	$4,176,906
Subordinated notes	$695,330	$553,893	$760,250	$728,617

30.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company has separated its financial services into four major categories: (1) Domestic Retail Brokerage, (2) Banking, (3) Global and Institutional and (4) Wealth Management and Other. The Domestic Retail Brokerage business is primarily comprised of the activities of E*TRADE Securities, a retail and institutional introducing broker/dealer, its securities clearing firm, E*TRADE Clearing, Dempsey and E*TRADE Professional Trading. Banking is comprised of the activities of ETFC, the holding company of the Bank, offering a wide range of FDIC-insured and other banking products, E*TRADE Access which operates a nationwide network of ATMs, and E*TRADE Mortgage, provider of mortgage lending services. Global and Institutional includes the activities of E*TRADE Institutional, which provides services primarily to institutional investors and international affiliates which provide services primarily to retail investors. Wealth Management and Other includes mutual fund operations, BSG and other services focused on retirement and 401(k) rollover programs, college savings plans, delivery of electronic advice and money management, tiered product offerings and activities generated from corporate operations. As the Wealth Management and Other operations are not material to the consolidated results and have characteristics comparable to the offerings of other retail brokerage firms, management has aggregated Wealth Management and Other with Domestic Retail Brokerage to form one of three reportable segments. Corporate administration costs are included in Domestic Retail Brokerage and Other.

Financial information for the Company’s reportable segments is presented in the table below, and the totals are equal to the Company’s consolidated amounts as reported in the consolidated financial statements (in thousands):

	Domestic Retail Brokerage and Other	Banking	Global and Institutional	Total
Year Ended December 31, 2002:
Interest, net of interest expense	$161,590	$215,231	$7,998	$384,819
Non-interest revenue, net of provision for loan losses	536,883	243,979	160,183	941,045

Net revenues	$698,473	$459,210	$168,181	$1,325,864

Facility restructuring and other exit charges	$20,501	$(7,287)	$3,305	$16,519
Operating income (loss)	$54,542	$213,664	$(12,302)	$255,904

Year Ended December 31, 2001:
Interest, net of interest expense	$210,418	$161,504	$8,674	$380,596
Non-interest revenue, net of provision for loan losses	535,727	202,425	156,616	894,768

Net revenues	$746,145	$363,929	$165,290	$1,275,364

Facility restructuring and other exit charges	$167,537	$19,927	$15,301	$202,765
Operating income (loss)	$(249,436)	$109,231	$(45,753)	$(185,958)

Three Months Ended December 31, 2000:
Interest, net of interest expense	$62,620	$39,560	$2,091	$104,271
Non-interest revenue, net of provision for loan losses	172,266	14,117	43,112	229,495

Net revenues	$234,886	$53,677	$45,203	$333,766

Operating income (loss)	$4,093	$9,995	$(7,179)	$6,909

Year Ended September 30, 2000:
Interest, net of interest expense	$234,926	$118,458	$6,112	$359,496
Non-interest revenue, net of provision for loan losses	814,429	22,031	172,362	1,008,822

Net revenues	$1,049,355	$140,489	$178,474	$1,368,318

Operating income (loss)	$(68,721)	$6,793	$(18,398)	$(80,326)

As of December 31, 2002:
Segment assets	$3,875,460	$17,133,814	$524,974	$21,534,248

As of December 31, 2001:
Segment assets	$4,272,345	$13,458,433	$441,636	$18,172,414

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted by the Global and Institutional group through offices in Europe, Japan, Canada and South East Asia. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts (in thousands):

	United States	Europe	South East Asia	Rest of World (1)	Total
Net revenues:
Fiscal year ended December 31, 2002	$1,224,331	$56,554	$6,696	$38,283	$1,325,864
Fiscal year ended December 31, 2001	$1,173,059	$55,237	$17,127	$29,941	$1,275,364
Three months ended December 31, 2000	$305,763	$14,562	$4,285	$9,156	$333,766
Fiscal year ended September 30, 2000	$1,240,980	$70,439	$24,588	$32,311	$1,368,318
Long-lived assets:
As of December 31, 2002	$354,359	$6,559	$3,599	$6,427	$370,944
As of December 31, 2001	$309,727	$11,177	$4,375	$6,445	$331,724

(1)	Comprised primarily of Canada

No single customer accounted for greater than 10% of gross revenues for fiscal 2002, fiscal 2001, three months ended December 31, 2000 and fiscal 2000:

31.    CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed balance sheets as of December 31, 2002 and December 31, 2001 and statements of operations and cash flows for fiscal 2002, fiscal 2001, three months ended December 31, 2000 and fiscal 2000:

BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Cash and equivalents	$97,740	$95,307
Property and equipment, net	230,354	193,465
Investments	25,709	33,475
Equity in net assets of bank subsidiary	805,861	718,755
Equity in net assets of other consolidated subsidiaries	1,174,151	1,251,142
Receivable from subsidiaries	—	28,567
Other assets	122,516	250,952

Total assets	$2,456,331	$2,571,663

LIABILITIES AND SHAREHOLDERS’ EQUITY

Convertible subordinated notes	$695,330	$760,250
Other liabilities	153,857	240,499
Payable to subsidiaries	101,355	—
Shareholders’ equity	1,505,789	1,570,914

Total liabilities and shareholders’ equity	$2,456,331	$2,571,663

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000
Revenues:
Management fees from subsidiaries	$266,429	$350,313	$118,318	$549,173
Other	3,004	15,799	6,734	22,500

Net revenues	269,433	366,112	125,052	571,673

Cost of services	123,662	190,983	51,528	164,966

Operating expenses:
Selling and marketing	7,408	8,656	309	14,296
Technology development	37,232	62,793	20,366	121,125
General and administrative	102,956	126,790	28,735	112,278
Amortization of goodwill	—	6,361	4,456	16,167
Acquisition-related expenses	3,589	493	784	14,972
Facility restructuring and other exit charges	25,524	153,609	—	—
Executive agreement loan settlement	(23,485)	30,210	—	—

Total operating expenses	153,224	388,912	54,650	278,838

Total cost of services and operating expenses	276,886	579,895	106,178	443,804

Operating income (loss)	(7,453)	(213,783)	18,874	127,869

Non-operating income (expense):
Corporate interest income	7,990	19,233	6,589	14,969
Corporate interest expense	(46,197)	(52,489)	(11,008)	(29,590)
Gain (loss) on investments	(8,356)	(43,438)	—	208,707
Fair value adjustments of financial derivatives	—	(3,736)	6,260	—
Equity in income (loss) of investments	9,932	(6,232)	523	(8,593)
Unrealized losses on venture funds	(9,683)	(34,716)	(6,158)	(736)
Gain on early extinguishment of debt	8,669	59,921
Other non-operating income (expense)	(1,753)	7,268	(1,653)	(68)

Total non-operating income (loss)	(39,398)	(54,189)	(5,447)	184,689

Pre-tax income (loss)	(46,851)	(267,972)	13,427	312,558
Income tax expense (benefit)	(8,080)	(51,390)	2,237	143,498

Income (loss) before cumulative effect of accounting change	(38,771)	(216,582)	11,190	169,060
Cumulative effect of accounting change, net	(226,415)	—	—	—
Equity in income (losses) of bank subsidiary	113,514	55,852	5,165	(5,546)
Equity in losses of other consolidated subsidiaries	(34,733)	(80,802)	(15,002)	(144,362)

Net income (loss)	(186,405)	(241,532)	1,353	19,152
Other comprehensive loss, net of tax	(34,080)	(139,475)	(124,624)	(91,171)

Total comprehensive loss	$(220,485)	$(381,007)	$(123,271)	$(72,019)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Three Months Ended December 31, 2000	Year Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(186,405)	$(241,532)	$1,353	$19,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (income) loss of bank subsidiary	(113,514)	(55,852)	(5,165)	5,546
Equity in undistributed (income) loss of other subsidiaries	34,733	80,802	15,002	144,362
Equity in net loss of investments	(9,933)	7,987	585	8,593
Depreciation and amortization	72,879	115,495	29,643	85,621
(Gain) loss on investments and impairment charges	8,356	52,716	—	(208,707)
Unrealized loss on venture fund	8,621	23,607	6,158	—
Non cash restructuring costs and other exit charges	29,336	81,969	—	—
Cumulative effect of changes in accounting principle	229,316	—	—	—
Extraordinary gain on note retirement	(8,669)	(59,921)	—	—
Other	4,844	13,358	(1,221)	4,195
Other changes, net:
Other assets and liabilities	95,817	(159,871)	(7,586)	191,809
Accrued restructuring liability	(25,075)	71,481	—	—

Net cash provided by operating activities	140,306	(69,761)	38,769	250,571

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(110,083)	(81,221)	(48,597)	(120,787)
Purchase of investments	(6,894)	(8,248)	(35,384)	(8,361)
Proceeds from sale/maturity of investments	13,472	26,146	9,805	69,116
Cash used in business acquisitions	—	(20,000)	(1,377)	(32,703)
Advances to other subsidiaries	(109,699)	(242,526)	(12,299)	(701,553)
Restricted deposits	71,888	675	126	(72,689)
Proceeds from sale of subsidiary	—	—	60,632	—
Other	2,125	14,014	—	(9,586)

Net cash used in investing activities	(139,191)	(311,160)	(27,094)	(876,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,742	29,663	3,376	20,117
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	315,250	—	631,312
Repurchase of treasury stock	(43,481)	(239,080)	—	—
Dividends issued by subsidiary	50,000	150,000	—	—
Repurchase of convertible subordinated notes, net of issuance costs	—	(15,283)	—	—
Payment of capital leases	(14,431)	(13,967)	(3,022)	(11,586)
Other	(4,512)	(7,837)	(12,481)	(365)

Net cash provided by financing activities	1,318	218,746	(12,127)	639,478

DECREASE IN CASH AND EQUIVALENTS	2,433	(162,175)	(452)	13,486
CASH AND EQUIVALENTS—Beginning of period	95,307	257,482	257,934	244,448

CASH AND EQUIVALENTS—End of period	$97,740	$95,307	$257,482	$257,934

Parent Company Guarantees

Guarantees are contingent commitments issued by the Company for the purpose of guaranteeing the financial obligations of a subsidiary to a financial institution. The collective obligation of the corporation does not change by the existence of corporate guarantees. Rather, the guarantees shift ultimate payment responsibility of an existing financial obligation from a subsidiary to the parent company.

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. As of December 31, 2002, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2002, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

The Company maintains letters of credit totaling $14.1 million at December 31, 2002 primarily related to operating leases held domestically and to support a clearing and settlement arrangement in Germany. At December 31, 2002, the Company had not recorded any obligations related to these letters of credit.

The Company also guarantees the capital sufficiency of one of its subsidiaries with the Chicago Stock Exchange. If the subsidiary’s net capital were to fall below regulatory minimums, the Chicago Stock Exchange could call on the Company to fund the entity, up to a maximum amount of $20.0 million. The term of this guarantee is indefinite. At December 31, 2002, the Company had no obligation under this guarantee.

32.    SUBSEQUENT EVENT

On February 1, 2003, E*TRADE Access acquired more than 4,000 ATMs from XtraCash ATM, a subsidiary of Amicus FSB, the U.S. unit of Canada’s CIBC for $10.1 million in cash.

33.    QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts):

	Fiscal 2002				Fiscal 2001
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Net revenues	$349,320	$329,605	$316,062	$330,877	$345,444	$292,160	$308,179	$329,581
Cost of services	$147,156	$145,521	$133,795	$140,752	$162,178	$140,519	$150,458	$142,435
Income (loss) before cumulative effect of accounting change (1)	$30,364	$20,678	$32,790	$23,432	$21,603	$(243,737)	$(12,306)	$(9,203)
Net income (loss) (2)	$30,364	$20,678	$32,790	$(270,237)	$21,603	$(243,737)	$(10,195)	$(9,203)
Income (loss) per share before cumulative effect of accounting change (1):
Basic	$0.09	$0.06	$0.09	$0.06	$0.06	$(0.72)	$(0.03)	$(0.03)
Diluted	$0.08	$0.06	$0.09	$0.05	$0.06	$(0.72)	$(0.03)	$(0.03)
Income (loss) per share (2):
Basic	$0.09	$0.06	$0.09	$(0.78)	$0.06	$(0.72)	$(0.03)	$(0.03)
Diluted	$0.08	$0.06	$0.09	$(0.78)	$0.06	$(0.72)	$(0.03)	$(0.03)

(1)	Amounts reflect reclassification of extraordinary gain (loss) on early extinguishment of debt to income (loss) from continuing operations as a result of the Company adopting SFAS No. 145 as discussed in Note 1.
(2)	Amount reflects a decrease of $5,749 or $0.02 per share in the charge related to the cumulative effect of adopting SFAS No. 142 from the amount previously reported in the 1st Quarter in fiscal 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 22, 2003 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13).

Item 14.    Evaluation of Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (“Evaluation Date”) within 90 days before the filing of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Change in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statement Schedules have been omitted because the required information is not present, or not present in amounts, sufficient to require submission of the schedules or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

(b)  Reports on Form 8-K

On May 10, 2002, the Company filed a Current Report on Form 8-K to report the announcement of an agreement with Chairman of the Board and Chief Executive Officer Christos M. Cotsakos for a two-year contract.

On July 26, 2002, the Company filed a Current Report on Form 8-K to report that on July 24, 2002, the Board of Directors accepted the resignation of Mr. David C. Hayden as a Director.

On August 12, 2002, the Company filed a Current Report on Form 8-K, to report that on August 12, 2002, pursuant to the Securities and Exchange Commission Order No. 4-460, the Company’s Chief Executive Officers and Chief Financial Officer furnished their certifications of the Company’s Exchange Act filings, in the form prescribed by the SEC and without qualification.

On January 7, 2003, the Company filed a Current Report on Form 8-K, to report that on December 23, 2002, the Company consummated its previously announced acquisition of Ganis Credit Corporation from Deutsche Bank AG.

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

4.7

Rights Agreement dated as of July 9, 2001 between E*TRADE Group, Inc. and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001).

10.1

Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.4	Amended 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

Exhibit Number	Description
10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503.)
10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)
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

10.17

Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.18

Supplement No. 1 to Shareholders Agreement dated as of April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.19

Shareholders Agreement Supplement and Amendment dated as of June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

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

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Group, Inc. and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).

Exhibit Number	Description
10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Group, Inc. to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).
10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998).
10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Group, Inc. and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998).
10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).
10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).
10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).
10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).
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

Exhibit Number	Description
10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).
10.53

Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002).
10.55

Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua Levine, as individuals. (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002).

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002).
*10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos.
*10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan.
*10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Josh Levine and R. Jarrett Lillien.
*12.1	Statement of Earnings to Fixed Charges.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Auditors.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003

E*TRADE GROUP, INC.

By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ GEORGE HAYTER (George Hayter)	Chairman of the Board	March 26, 2003

/s/ MITCHELL H. CAPLAN (Mitchell H. Caplan)	President and Chief Executive Officer (principal executive officer)	March 26, 2003

/s/ LEONARD C. PURKIS (Leonard C. Purkis)	Chief Financial Officer (principal financial and accounting officer)	March 26, 2003

(William A. Porter)	Chairman Emeritus

/s/ PETER CHERNIN (Peter Chernin)	Director	March 26, 2003

(Ronald D. Fisher)	Director

(William E. Ford)	Director

/s/ LESTER C. THUROW (Lester C. Thurow)	Director	March 26, 2003

/s/ LEWIS E. RANDALL (Lewis E. Randall)	Director	March 26, 2003

CERTIFICATIONS

I, Mitchell H. Caplan, certify that:

1.	I have reviewed this annual report on Form 10-K of E*TRADE Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	By:	/S/ MITCHELL H. CAPLAN

Mitchell H. Caplan President and Chief Executive Officer

I, Leonard C. Purkis, certify that:

1.	I have reviewed this annual report on Form 10-K of E*TRADE Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 26, 2003	By:	/S/ LEONARD C. PURKIS

Leonard C. Purkis Chief Financial Officer