Form 10-Q
period 2003-03-31
E TRADE GROUP INC
filed 2003-05-02
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 23, 2003, there were 356,109,558 shares of common stock and 1,626,776 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2003

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

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and equivalents	$974,958	$773,605
Cash and investments required to be segregated under Federal or other regulations	1,589,715	1,449,062
Brokerage receivables, net	1,848,565	1,500,089
Mortgage-backed securities, available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $5,866,347 at March 31, 2003 and $6,054,707 at December 31, 2002)	6,416,835	6,932,394
Loans receivable (net of allowance for loan losses of $29,194 at March 31, 2003 and $27,666 at December 31, 2002)	5,589,124	5,552,981
Loans held-for-sale, net	1,275,133	1,812,739
Investments	2,575,201	1,770,447
Property and equipment, net	353,391	370,944
Derivative assets	96,567	103,622
Accrued interest receivable	78,758	97,516
Investment in Federal Home Loan Bank Stock	79,486	80,732
Goodwill, net	400,121	385,144
Other intangibles, net	155,816	157,892
Other assets	466,842	547,081

Total assets	$21,900,512	$21,534,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$3,332,355	$2,792,010
Deposits	8,955,615	8,400,333
Borrowings by Bank subsidiary	6,526,435	7,222,161
Derivative liabilities	63,053	150,245
Convertible subordinated notes	695,330	695,330
Accounts payable, accrued and other liabilities	612,451	625,015

Total liabilities	20,185,239	19,885,094

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value of $163,375 at March 31, 2003)	157,961	143,365

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at March 31, 2003 and December 31, 2002	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,627,065 at March 31, 2003 and 1,627,265 at December 31, 2002	16	16
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 356,008,174 at March 31, 2003 and 358,044,317 at December 31, 2002	3,560	3,580
Additional paid-in capital	2,172,722	2,190,200
Deferred stock compensation	(1,494)	(23,058)
Accumulated deficit	(412,010)	(433,492)
Accumulated other comprehensive loss	(205,482)	(231,457)

Total shareholders’ equity	1,557,312	1,505,789

Total liabilities and shareholders’ equity	$21,900,512	$21,534,248

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Brokerage revenues:
Commissions	$63,750	$82,527
Principal transactions	39,348	55,315
Other brokerage-related revenues	41,896	36,761
Brokerage interest income	34,320	53,051
Brokerage interest expense	(2,513)	(3,893)

Net brokerage revenues	176,801	223,761

Banking revenues:
Gain on sales of originated loans	56,395	24,675
Gain on sale of loans held-for-sale and securities, net	15,215	21,622
Other banking-related revenues	18,039	10,384
Banking interest income	187,386	202,668
Banking interest expense	(121,333)	(148,851)
Provision for loan losses	(10,333)	(3,382)

Net banking revenues	145,369	107,116

Total net revenues	322,170	330,877

Cost of services	148,575	140,752

Operating expenses:
Selling and marketing	43,414	68,964
Technology development	14,189	14,504
General and administrative	55,008	54,029
Amortization of other intangibles	4,938	6,724
Acquisition-related expenses	1,307	1,260
Facility restructuring and other exit charges	2,542	(223)

Total operating expenses	121,398	145,258

Total cost of services and operating expenses	269,973	286,010

Operating income	52,197	44,867

Non-operating income (expense):
Corporate interest income	1,610	3,580
Corporate interest expense	(11,433)	(12,396)
Gain (loss) on investments	(743)	1,693
Equity in income of investments	6,310	284
Unrealized losses on venture funds	(3,480)	(1,781)
Fair value adjustments of financial derivatives	(6,815)	(991)
Gain on early extinguishment of debt, net	—	6,790
Other	270	(954)

Total non-operating expense	(14,281)	(3,775)

Pre-tax income	37,916	41,092
Income tax expense	15,926	17,467
Minority interest in subsidiaries	508	193

Income before cumulative effect of accounting change	21,482	23,432
Cumulative effect of accounting change, net of tax	—	(293,669)

Net income (loss)	$21,482	$(270,237)

Income before cumulative effect of accounting change per share:
Basic	$0.06	$0.07

Diluted	$0.06	$0.07

Net income (loss) per share:
Basic	$0.06	$(0.78)

Diluted	$0.06	$(0.78)

Shares used in computation of per share data:
Basic	354,563	346,950
Diluted	358,441	356,958

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$21,482	$(270,237)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the period	19,735	(38,888)
Realized gains on securities sold included in net income (loss)	(18,080)	(8,847)
Tax expense	1,287	17,817

Net change in unrealized gains (losses) on available-for-sale securities	2,942	(29,918)

Change in fair value of cash flow hedging instruments:
Unrealized gains (losses) arising during the period	(11,496)	25,940
Recognized interest expense on de-designated cash flow hedges included in net income (loss)	33,069	424
Tax benefit	(1,458)	(10,540)

Net change in fair value of cash flow hedging instruments	20,115	15,824

Foreign currency translation	2,918	(246)

Other comprehensive income (loss)	25,975	(14,340)

Comprehensive income (loss)	$47,457	$(284,577)

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							21,482		21,482
Net change in unrealized losses on available-for-sale securities								2,942	2,942
Net change in fair value of cash flow hedging instruments								20,115	20,115
Foreign currency translation								2,918	2,918
Exercise of stock options including tax benefit			1,411	14	3,793				3,807
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Amortization of deferred stock compensation						259			259

Balance, March 31, 2003	1,627	$16	356,008	$3,560	$2,172,722	$(1,494)	$(412,010)	$(205,482)	$1,557,312

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Net cash provided by operating activities	$608,539	$591,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	(5,877,627)	(2,226,808)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	5,689,020	1,535,260
Net decrease (increase) in loans receivable	(8,195)	223,138
Decrease in restricted deposits	—	71,888
Purchases of property and equipment, net of property and equipment received in business acquisitions	(7,344)	(16,514)
Proceeds from sales of property and equipment	3,255	2,650
Investing derivative activity	(55,446)	(46,798)
Other	2,383	(282)

Net cash used in investing activities	(253,954)	(457,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	555,282	903,324
Advances from the Federal Home Loan Bank	555,000	1,263,055
Payments on advances from the Federal Home Loan Bank	(909,000)	(1,313,055)
Net decrease in securities sold under agreements to repurchase	(89,737)	(372,528)
Net decrease in other borrowed funds	(251,960)	(343,747)
Repayments on loans to related parties, net of loans issued	275	887
Proceeds from issuance of common stock from associate stock transactions	3,807	6,353
Proceeds from issuance of trust preferred securities	14,596	—
Payments on Company loans and lines of credit	(5,090)	(1,986)
Repayment of capital lease obligations	(1,244)	(3,097)
Financing derivative activity	(25,161)	(22,933)
Other	—	(1,011)

Net cash (used in) provided by financing activities	(153,232)	115,262

INCREASE IN CASH AND EQUIVALENTS	201,353	248,894
CASH AND EQUIVALENTS—Beginning of period	773,605	836,201

CASH AND EQUIVALENTS—End of period	$974,958	$1,085,095

SUPPLEMENTAL DISCLOSURES:
Selected adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	$30,320	$36,620

Amortization of premium of loans and investment securities	$42,578	$13,455

Non-cash investing and financing activities:
Accrual for purchase of technology operations center	$—	$71,888

Tax benefit on exercise of stock options	$331	$2,135

Transfer from loans to other real estate owned and repossessed assets	$8,839	$8,151

Assets acquired under capital lease obligations	$2,608	$437

Amortization of deferred stock compensation	$259	$2,901

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE Group, Inc. (the “Company”, “Parent” or “E*TRADE”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), formerly E*TRADE Securities, Incorporated,

a securities broker-dealer;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities;

Dempsey & Company, LLC (“Dempsey”), a specialist and market-making firm;

E*TRADE Professional Trading, LLC, a registered broker-dealer for individual professional traders;

E*TRADE Business Solutions Group, Inc. (“BSG”), a provider of stock plan administration and software; and

E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited,

incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

E*TRADE Re, LLC, a provider of mortgage reinsurance and the holding company of E*TRADE

Financial Corporation;

E*TRADE Financial Corporation (“ETFC”), the holding company of E*TRADE Bank and

E*TRADE Global Asset Management, Inc.;

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Banking segment;

E*TRADE Bank (the “Bank”), a federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) to customers nationwide;

E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of automated teller machines (“ATMs”) in the United States and Canada;

E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; and

Ganis Credit Corporation (“Ganis”), a recreational vehicle, marine and other consumer loan originator and servicer.

Basis of Presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States for interim financial information and Regulation S-X, Article 10. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2003 may not indicate future results. Certain prior period amounts have been reclassified to conform to the current presentation. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Group, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.    SEGMENT INFORMATION

In continuing to evaluate current operations, the Company revised its management reporting to reflect the manner in which its chief operating decision maker assesses Company performance and makes resource allocation decisions. As a result, beginning in 2003, the Company separates its financial services into two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international
•	Institutional operations—both domestic and international, as well as market-making activities
•	Corporate operations—BSG and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products and a network of ATMs
•	Institutional operations—global asset management activities
•	Corporate operations—certain money management programs

The consolidation, restructuring and exit of certain international brokerage operations beginning in 2001 and continuing through 2003 allowed the Company to provide these services on consolidated platforms. As a result, these operations are now managed and directed under a single brokerage officer.

BSG activities, wealth management and other services focused on retirement and college savings plans and delivery of electronic investment advice are not material and have characteristics comparable to the offerings of other retail brokerage firms and therefore continue to be aggregated in the Brokerage segment. Further restructuring and exit of certain of these activities in the next two quarters may further reduce the size and impact of the Company’s wealth management business.

The Company evaluates the performance of its segments based on segment contribution (net revenues and operating income). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs and revenues or based upon specific operating criteria. In prior years, these costs were included in the Domestic Retail Brokerage Segment. Financial information for the Company’s reportable segments is presented in the table below. Under the revised segment format, net revenues and operating income for the year ended December 31, 2002 would have been $862.2 million and $111.2 million for the Brokerage Segment, respectively, and $463.7 million and $144.7 million for the Banking Segment, respectively. The amounts for the three months ended March 31, 2002 have been presented to conform to the revised segment format. Totals equal the Company’s consolidated results reported in the accompanying unaudited condensed consolidated statements of operations (in thousands):

	Brokerage	Banking	Total
Three Months Ended March 31, 2003:
Commissions	$63,750	$—	$63,750
Principal transactions	39,348	—	39,348
Interest income	34,320	187,386	221,706
Interest expense	(2,513)	(121,333)	(123,846)
Gain on sales of originated loans	—	56,395	56,395
Gain on sale of loans held-for-sale and securities, net	—	15,215	15,215
Provision for loan losses	—	(10,333)	(10,333)
Other revenues	41,896	18,039	59,935

Net revenues	176,801	145,369	322,170

Cost of services	94,415	54,160	148,575
Selling and marketing	29,502	13,912	43,414
Technology development	11,585	2,604	14,189
General and administrative	26,904	28,104	55,008
Amortization of other intangibles	4,888	50	4,938
Acquisition-related expenses	472	835	1,307
Facility restructuring and other exit charges	853	1,689	2,542

Total cost of services and operating expenses	168,619	101,354	269,973

Operating income	$8,182	$44,015	$52,197

Three Months Ended March 31, 2002:
Commissions	$82,527	$—	$82,527
Principal transactions	55,315	—	55,315
Interest income	53,051	202,668	255,719
Interest expense	(3,893)	(148,851)	(152,744)
Gain on sales of originated loans	—	24,675	24,675
Gain on sale of loans held-for-sale and securities, net	—	21,622	21,622
Provision for loan losses	—	(3,382)	(3,382)
Other revenues	36,761	10,384	47,145

Net revenues	223,761	107,116	330,877

Cost of services	102,729	38,023	140,752
Selling and marketing	49,223	19,741	68,964
Technology development	12,022	2,482	14,504
General and administrative	33,777	20,252	54,029
Amortization of other intangibles	4,504	2,220	6,724
Acquisition-related expenses	1,260	—	1,260
Facility restructuring and other exit charges	(95)	(128)	(223)

Total cost of services and operating expenses	203,420	82,590	286,010

Operating income	$20,341	$24,526	$44,867

As of March 31, 2003:
Segment assets	$4,980,126	$16,920,386	$21,900,512
As of December 31, 2002:
Segment assets	$4,400,434	$17,133,814	$21,534,248

No single customer accounted for greater than 10% of total revenues in the three months ended March 31, 2003 or 2002.

NOTE 3.    EXECUTIVE AGREEMENT

Effective January 23, 2003, the Company’s former Chief Executive Officer (“Former CEO”) resigned from the Company. As a result, 3.2 million unvested shares of his restricted common stock, which had been transferred to a Rabbi Trust in May 2002, were canceled in the three months ended March 31, 2003. As a result of the cancellation of these restricted shares, deferred stock compensation, in the accompanying unaudited consolidated balance sheets, was reduced by $19.5 million. Also in connection with the cancellation of the restricted stock, the Company reversed $3.7 million of compensation expense accrued in 2002 and recorded in general and administrative expenses. A termination payment of $4.0 million required under his employment agreement was expensed in general and administrative expenses in the three months ended March 31, 2003 and is expected to be paid in increments during 2003.

NOTE 4.    BUSINESS COMBINATIONS

XtraCash ATMs

In February 2003, E*TRADE Access acquired a portfolio of more than 4,000 ATMs from XtraCash ATM, a subsidiary of Amicus FSB, the U.S. unit of Canada’s CIBC, for $10.1 million in cash. As a result, the Company recorded $9.2 million in ATM contract intangible assets and $0.9 million in property and equipment.

Ganis Credit Corporation

In December 2002, the Company acquired 100% of the issued and outstanding capital stock of Ganis, a wholly-owned subsidiary of Deutsche Bank AG, a recreational vehicle, marine and other consumer loan originator and servicer, for an aggregate purchase price of $1,890.3 million, comprised of approximately $56.2 million of cash and the assumption of $1,834.1 million of debt. The Company also acquired consumer loans totaling $1.9 billion. The results of Ganis’ operations have been combined with those of the Company since the date of acquisition. The Company paid an additional amount of approximately $1.0 million, which represents management continuity payments associated with its acquisition of Ganis. These charges were recorded as acquisition-related expenses for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company recorded an additional $7.9 million of goodwill associated with the acquisition of Ganis as a result of additional adjustments to the purchase price allocation. Included in the additional adjustment is a reserve of $5.5 million related to the anticipated relocation of the Ganis facility. The $5.5 million represents the present value of the contractual lease payments for the current facility, less any projected sublease income. The following table summarizes the amount recorded as goodwill (in thousands):

Goodwill at December 31, 2002	$33,991
Purchase price adjustments	7,907

Goodwill at March 31, 2003	$41,898

The Ganis acquisition was accounted for under the purchase accounting method, accordingly the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. In addition, the Company has not finalized its determination of the amount of certain Ganis assets and liabilities that existed at the date of acquisition. The Company anticipates finalizing these amounts in fiscal 2003.

E*TRADE Professional Trading

In June 2002, the Company acquired Tradescape Securities, LLC, a direct access brokerage firm for active traders, together with Tradescape Technologies, LLC, a high-speed provider of direct access trading software, technology and network services and Momentum Securities, LLC, a brokerage firm for individual professional traders (collectively, “E*TRADE Professional Trading”), for an aggregate purchase price of approximately $96.2 million, comprised of approximately 11.8 million shares of the Company’s common stock valued at

$83.1 million, $8.2 million for the fair value of operating leases assumed by the Company and other charges of approximately $4.9 million. During the three months ended March 31, 2003, the Company increased the amount of goodwill by $1.3 million related to additional liabilities that existed but were not recorded at the date of acquisition. The results of E*TRADE Professional Trading’s operations have been combined with those of the Company since the date of acquisition. In addition, the Company has not finalized its determination of the amount of certain E*TRADE Professional Trading liabilities that existed at the date of acquisition. The Company anticipates finalizing these amounts in fiscal 2003.

The proforma information below sets forth the results of operations of the Company as if the acquisitions of Ganis, Engelman Securities, Inc. (“Engelman”) and E*TRADE Professional Trading occurred at the beginning of 2002 and includes the effect of amortization of intangibles acquired from that date (in thousands, except per share amounts):

Three Months Ended March 31, 2002
Net revenues	$362,386
Income before cumulative effect of accounting change	$22,835
Net loss	$(270,834)
Basic and diluted income before cumulative effect of accounting change per share	$0.06
Basic and diluted loss per share	$(0.75)

The proforma information is for information purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of 2002.

NOTE 5.    BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Receivable from customers and non-customers (less allowance for doubtful accounts of $3,291 at March 31, 2003 and $3,062 at December 31, 2002)	$1,350,046	$1,153,000
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	61,952	53,912
Deposits paid for securities borrowed	412,374	279,214
Securities failed to deliver	1,720	1,707
Other	22,473	12,256

Total brokerage receivables, net	$1,848,565	$1,500,089

Payable to customers and non-customers	$2,867,743	$2,178,175
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	442,363	581,534
Securities failed to receive	2,461	3,117
Other	19,788	29,184

Total brokerage payables	$3,332,355	$2,792,010

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $913 million at March 31, 2003 and $980 million at December 31, 2002. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize bank borrowings, or for delivery to counterparties to cover customer short positions. As of March 31, 2003, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $1,086 million. Of this amount, $575 million has been pledged or sold as of March 31, 2003 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at March 31, 2003 are amounts from transactions involving MJK Clearing and three other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 15 “Commitments, Contingencies and Other Regulatory Matters.” Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 6.    LOANS, NET

Loans, net are summarized as follows (in thousands):

	March 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,402,522	$1,208,742	$2,611,264
Home equity lines of credit and second mortgage loans	457,258	187	457,445
Other real estate loans	13,154	104	13,258
Consumer and other loans:
Automobile loans	1,282,894	—	1,282,894
Recreational vehicle loans	1,662,228	49,856	1,712,084
Marine loans	490,324	—	490,324
Other consumer loans	137,368	—	137,368

Total loans	5,445,748	1,258,889	6,704,637
Unamortized premiums, net	172,570	16,244	188,814
Less allowance for loan losses	(29,194)	—	(29,194)

Total	$5,589,124	$1,275,133	$6,864,257

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,614,048	$1,765,441	$3,379,489
Home equity lines of credit and second mortgage loans	354,576	192	354,768
Other real estate loans	13,518	106	13,624
Consumer and other loans:
Automobile loans	1,481,695	—	1,481,695
Recreational vehicle loans	1,344,405	22,471	1,366,876
Marine loans	453,783	—	453,783
Other consumer loans	152,645	—	152,645

Total loans	5,414,670	1,788,210	7,202,880
Unamortized premiums, net	165,977	24,529	190,506
Less allowance for loan losses	(27,666)	—	(27,666)

Total	$5,552,981	$1,812,739	$7,365,720

The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated (dollars in thousands):

	March 31, 2003	December 31, 2002
Real estate loans:
One-to-four-family	$20,463	$22,497
Home equity lines of credit and second mortgage loans	20	81
Automobile loans	1,640	2,277
Marine loans	854	94
Recreational vehicle loans	1,014	1,486
Other	502	53

Total non-performing loans, net	24,493	26,488
Total REO and other repossessed assets, net	4,656	6,723

Total non-performing assets, net	$29,149	$33,211

Total non-performing assets, net, as a percentage of total bank assets	0.17%	0.19%

Total loss allowance as a percentage of total non-performing loans, net	119.19%	104.45%

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Had these loans been current as of March 31, 2003, additional income of $0.4 million would have been recognized in the three months ended March 31, 2003 and $0.4 million in the three months ended March 31, 2002. In the three months ended March 31, 2003, $0.2 million of interest was recognized on loans that were in non-accrual at March 31, 2003. As of March 31, 2003, there were no commitments to lend additional funds to any of these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Allowance for loan losses, beginning of the period	$27,666	$19,874
Provision for loan losses	10,333	3,382
Charge-offs	(14,198)	(7,863)
Recoveries	5,393	1,306

Allowance for loan losses, end of period	$29,194	$16,699

The following table allocates the allowance for loan losses by major loan category. This allocation does not necessarily restrict the use of the allowance from absorbing losses in any other categories (in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowance as % of consumer loans held-for-investment	Allowance	Allowance as % of real estate loans held-for-investment	Allowance	Allowance as % of total loans held-for- investment
March 31, 2003	$25,008	0.68%	$4,186	0.22%	$29,194	0.52%
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%
September 30, 2002	$11,165	0.61%	$4,544	0.20%	$15,709	0.37%
June 30, 2002	$6,114	0.29%	$9,595	0.19%	$15,709	0.22%
March 31, 2002	$8,022	0.52%	$8,677	0.19%	$16,699	0.27%

(1)	Primarily includes automobile and recreational vehicle loans.
(2)	Primarily includes one-to-four family mortgage and home equity loans.

NOTE 7.    INVESTMENTS

Investments are comprised of trading and available-for-sale debt and equity securities, as defined under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence. These investments are accounted for using the equity method. Investments in securities in which there is a less than 20% ownership are carried at cost.

The carrying amounts of investments are shown below (in thousands):

	March 31, 2003	December 31, 2002
Trading securities	$484,779	$396,579
Available-for-sale investment securities:
Corporate bonds	336,314	352,590
Municipal bonds	14,818	32,561
Asset-backed securities	1,405,397	737,582
Other debt securities and money market funds	82,480	1,278
Publicly-traded equity securities	136,068	136,661

Total available-for-sale investment securities	1,975,077	1,260,672

Equity method and other investments:
Joint ventures	61,380	61,451
Venture capital funds	16,100	18,613
Other investments	37,865	33,132

Total equity method and other investments	115,345	113,196

Total investments	$2,575,201	$1,770,447

Trading securities

The Company recognized realized losses from the sale of trading securities of $5.6 million related to its banking activities and recognized gains of $15.1 million related to its brokerage activities for the three months ended March 31, 2003. The Company recognized realized gains from the sale of trading securities of $6.7 million related to its banking activities and recognized gains of $24.5 million related to its brokerage activities for the three months ended March 31, 2002. The Company recognized gains from the appreciation of trading securities of $5.8 million related to its banking activities for the three months ended March 31, 2003 and $3.3 million related to its banking activities for the three months ended March 31, 2002. Gains and losses on the trading securities are recorded in gain on sales of loans held-for-sale and securities, net for banking activities and in principal transactions for brokerage activities.

Available-for-sale investment securities

Gross unrealized gains related to available-for-sale investment securities were $13.4 million at March 31, 2003 and $5.6 million at December 31, 2002. Gross unrealized losses related to available-for-sale investment securities were $46.9 million at March 31, 2003 and $43.7 million at December 31, 2002. The Company recognized $1.7 million in gains and $0.3 million of losses on available-for-sale investment securities for the three months ended March 31, 2003 and $2.0 million in gains and $0.8 million of losses on available-for-sale investment securities for the three months ended March 31, 2002.

As of March 31, 2003, the Company held as part of its investment portfolio $5.8 million of asset-backed securities issued by Metris Master Trust 2001-1 and $29.2 million issued by Conseco Financial Securitizations

Corporation. These securities are backed by loans and receivables from multiple underlying obligors and are not direct obligations of Metris Companies or Conseco Incorporated. As of March 31, 2003 the market values of securities were $3.0 million and $22.4 million, respectively. The Company performed a detailed credit and cash flow analysis of the underlying assets in each of these securities and does not believe this decline in market value presents an other-than-temporary impairment. The Company intends to hold these securities for the foreseeable future and continues to monitor any developments related to the cash flows associated with these securities.

Equity Method and Other Investments

Joint Ventures

eAdvisor—In September 2000, the Company entered into a joint venture with Ernst & Young LLP (“E&Y”) to form Enlight Holdings LLC (“Enlight Holdings”), which in turn owns eAdvisor, to develop an online personalized financial advice and planning tool for individuals. As of December 31, 2001, the Company owned 49% of Enlight Holdings and E&Y owned the remaining portion. In 2002, the Company determined that as a result of additional contributions and changes in the number of board of director seats, the Company has the ability to control the operations of Enlight Holdings. Therefore, the Company has consolidated the financial position and results of operations of Enlight Holdings into the Company’s consolidated financial statements. eAdvisor has licensed the product to E*TRADE under the name of E*TRADE Financial Advisor and offers the service on its website. As part of the Company’s proposed restructuring plans described in Note 18, the Company plans to divest its interest in eAdvisor over the next two quarters.

Venture Capital Funds

The Company has investments in the E*TRADE eCommerce Fund and ArrowPath Fund II collectively, (the “Funds”). Each of the Funds is managed by a general partner entity. The Company was a non-managing member and the Former CEO and Chief Strategic Investment Officer of the Company were the managing members. During the three months ended March 31, 2003, both of these individuals ceased employment with the Company.

NOTE 8.    ASSET SECURITIZATION—COLLATERALIZED DEBT OBLIGATION

On September 27, 2002, E*TRADE ABS CDO I, Ltd (“CDO I”) sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO I’s asset-backed securities to investors for cash of $251.7 million. ETGAM purchased $8.6 million, the fair value at date of purchase, of preference shares of CDO I. As of March 31, 2003, the preference shares were rated Baa3 by the rating agency Moody’s and BBB- by the rating agency Fitch. ETGAM’s retained interest is subordinate to the notes sold by CDO I and on an equal standing with the preference shares purchased by other preference share investors in CDO I.

The market value of ETGAM’s preference shares of CDO I was determined based on discounted expected future cash flows, which included the following assumptions: expected credit losses, 0.65%; weighted-average life, 3.95 years; prepayment speed, 16%; and discount rate, 18%. The carrying value of ETGAM’s retained interest is subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio (see Note 7). Therefore changes in the market value of this security are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

The table below presents a sensitivity analysis for the $8.8 million of retained interests at March 31, 2003 and actual credit losses to date (dollars in thousands):

Fair value of preference shares	$8,819

Weighted-average remaining life (years)	3.95

Weighted-average prepayment speed	16.00%
Impact of 10% adverse change	$(66)
Impact of 20% adverse change	$(137)

Weighted-average discount rate	18.00%
Impact of 10% adverse change	$(407)
Impact of 20% adverse change	$(782)

Weighted-average credit losses	0.65%
Impact of 10% adverse change	$(201)
Impact of 20% adverse change	$(400)

Actual credit losses to date	$—
For the three months ended March 31, 2003:
Actual interest payments received	$592
Actual principal payments received	$—

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

Assets managed by ETGAM for others, which include both off-balance sheet securitized assets and on-balance sheet assets at March 31, 2003 are presented in the following table (dollars in thousands):

Asset-backed securities classified as trading securities	$78,318
Asset-backed securities classified as available-for-sale	1,405,397

Total on-balance sheet asset-backed securities	1,483,715
Off-balance sheet securitized asset-backed securities (CDO I)	241,305

Total managed asset-backed securities	$1,725,020

As of March 31, 2003, there were no assets past due 90 days or more and no net losses.

NOTE 9.    DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Checking accounts, interest-bearing	$266,883	$241,798
Checking accounts, non-interest-bearing	30	21
Money market	4,329,135	4,036,682
Passbook savings	581	292
Certificates of deposit	3,887,305	3,720,959
Brokered certificates of deposit	471,681	400,581

	$8,955,615	$8,400,333

NOTE 10.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

ETFC raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Interest is paid quarterly or semi-annually. The proceeds from the sale of securities by the trusts are used to purchase subordinated debentures issued by ETFC. The trust obligations are guaranteed by ETFC. ETFC contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution.

In March 2003, ETFC formed ETFC Capital Trust IX (“ETFCCT IX”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IX sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. These funds were invested in the Bank and used for the Bank’s general corporate purposes.

NOTE 11.    SHAREHOLDERS’ EQUITY

Deferred Stock Compensation

Amortization of deferred stock compensation was $0.3 million for the three months ended March 31, 2003 and $2.9 million for the three months ended March 31, 2002. As a result of the Former CEO’s resignation in January 2003, 3.2 million unvested shares that were previously transferred to a Rabbi Trust were cancelled. As a result of the cancellation of these shares, deferred stock compensation in the accompanying unaudited consolidated balance sheets was reduced by $19.5 million (see Note 3).

Stock-Based Compensation

At March 31, 2003, the Company has stock-based employee compensation plans, which it accounts for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which encourages expensing options based on application of a fair value methodology. However SFAS No. 123 allows the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to be applied. If any stock options are granted to employees below fair market value at the date of grant, the resulting stock-based employee compensation cost is reflected in the Company’s reported net income (loss), based on the intrinsic value. More than 99% of the Company’s grants in the three months ended March 31, 2003 and 2002 have been granted at fair market value and therefore are not expensed in accordance with APB Opinion No. 25.

The following table illustrates the effect on the Company’s reported net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$21,482	$(270,237)
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax	239	2,649
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(5,029)	(7,643)

Pro forma income (loss)	$16,692	$(275,231)

Income (loss) per share:
Basic—as reported	$0.06	$(0.78)

Basic—pro forma	$0.05	$(0.79)

Diluted—as reported	$0.06	$(0.78)

Diluted—pro forma	$0.05	$(0.79)

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended March 31,
	2003	2002
Dividend yield	—	—
Expected volatility	63%	73%
Risk-free interest rate	3%	4%
Expected life of option following vesting (in months)	26	25

The valuations of the computed weighted average fair values of all option grants under SFAS No. 123 were $1.68 for the three months ended March 31, 2003 and $6.25 for the three months ended March 31, 2002. During the three months ended March 31, 2003, the Company granted approximately 6.1 million options to its non-executive employees under terms that provided for vesting within the year of grant, with a value of $1.47 per share.

NOTE 12.    FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

Original 2001 Facility Restructuring Plan

On August 29, 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million in 2001. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations.

Other Liabilities: Original 2001 Facility Restructuring Reserve Rollforward

The rollforward of our original 2001 facility restructuring reserve, which is reflected in accounts payable, accrued and other liabilities, is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
2001 original facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges recorded in 2001	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	128,469	52,532	21,764	202,765

Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543

2002 activity on original 2001 facility restructuring reserve:
Adjustments and additional charges recorded in 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	69,123	—	1,033	70,156

2003 activity on original 2001 facility restructuring reserve:
Adjustments and additional charges recorded in the three months ended March 31, 2003	1,342	—	(208)	1,134
Cash payments	(4,010)	—	16	(3,994)

Restructuring liabilities at March 31, 2003	$66,455	$—	$841	$67,296

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

In 2002, the Company recognized an additional $7.3 million facility consolidation expense as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall 2002 net increase in the facility consolidation reserve reflects lower than estimated sublease rental income combined with longer than estimated periods to sublet vacated facilities. The increase also reflects the Company’s negotiations in 2002 with a lessor on a significant contractual lease obligation that calls for a one time $30.0 million payment by the Company in 2003 to facilitate the sale by the lessor of the property. In exchange, the Company expects to receive full release from its future lease obligations. The net increase in the facility consolidation reserve is partially offset by the decision to retain usage of certain facilities, resulting in the elimination of the facility obligation originally estimated for these facilities as well as the corresponding estimated sublease income.

In the three months ended March 31, 2003, the Company recognized an additional $1.3 million facility consolidation expense as a result of updated estimates of sublease income and a delay in sublease start dates.

Asset Write-Off

The 2001 original facility restructuring charge included $52.5 million related to the write-off of capitalized software, hardware and other fixed assets. In calculating the asset write-off charge, the Company used the net book value of assets less the amount of estimated proceeds upon disposition.

During 2002, a related party reimbursed the Company for the value of the impairment of a residential property, which was recorded in the initial restructuring charge. The reimbursement of approximately $0.7 million was offset by an additional increase in the restructuring accrual resulting from the identification of additional excess equipment of approximately $0.8 million and an additional increase related to realized losses on other real estate properties of $0.4 million.

Other

The 2001 original facility restructuring charge also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that were no longer required in the facilities the Company vacated.

The Company increased the restructuring charge included in Other above, by $3.6 million in 2002 primarily for additional severance arrangements made with employees who were notified during 2002. Through December 31, 2002, severance was recorded in the period in which affected employees are identified and communication to these individuals is made.

The Company decreased the amount included in Other by $0.2 million during the three months ended March 31, 2003, due to accrued severance payments forfeited by employees.

Other Exit Charges

The Company recognized a $1.4 million charge related to exit activities in Israel during the three months ended March 31, 2003.

Sale of German Subsidiary

The Company entered into an agreement to sell its German subsidiary to an unrelated party in March 2003. The transaction is pending German regulatory approval and the approval of the purchaser’s board of directors.

NOTE 13.    INCOME (LOSS) PER SHARE

The following table sets forth the computation of the numerator and denominator used in the computation of basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2003		2002
	Basic	Diluted	Basic	Diluted
Numerator:
Income before cumulative effect of accounting change	$21,482	$21,482	$23,432	$23,432
Cumulative effect of accounting change, net of tax	—	—	(293,669)	(293,669)

Net income (loss)	$21,482	$21,482	$(270,237)	$(270,237)

Denominator:
Weighted average shares of common stock outstanding	354,563	354,563	346,950	346,950
Dilutive effect of options and restricted stock issued to employees	—	1,332	—	9,661
Dilutive effect of warrants and contingent shares outstanding	—	2,546	—	347

	354,563	358,441	346,950	356,958

Because the Company reported a net loss for the three months ended March 31, 2002, the calculation of diluted loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of loss per share. If the Company had reported net income for the three months ended March 31, 2002, there would have been 9.7 million additional shares for options and restricted stock issued to employees and 0.3 million additional shares for warrants and contingent shares outstanding included in the computation of diluted earnings per share. Excluded from the calculations of diluted income (loss) per share are 45.4 million shares for the three months ended March 31, 2003 and 47.5 million shares for the three months ended March 31, 2002, of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended March 31,
	2003	2002
Options excluded from computation of diluted income (loss) per share	34,771	17,300
Exercise price ranges:
High	$58.19	$58.19
Low	$4.40	$10.02

NOTE 14.    REGULATORY REQUIREMENTS

Registered Broker-Dealers

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

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	March 31, 2003
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing	$23,075	$136,605	$113,530
E*TRADE Securities	$250	$41,235	$40,985
E*TRADE Global Asset Management, Inc.	$220	$10,029	$9,809
E*TRADE Professional Trading, LLC	$449	$3,024	$2,575
Dempsey & Company, LLC	$441	$28,377	$27,936
Engelman Securities, Inc.	$100	$683	$583
GVR Company, LLC	$1,000	$6,222	$5,222
Versus Brokerage Service (U.S.) Inc.	$100	$495	$395

In June 2002, the Company discovered that E*TRADE Professional Trading, LLC was deficient on its net capital for the month ending May 31, 2002. This deficiency existed prior to the Company’s acquisition of E*TRADE Professional Trading, LLC effective June 3, 2002. Since its acquisition of E*TRADE Professional

Trading, LLC, the Company has contributed a total of approximately $12 million to E*TRADE Professional Trading, LLC so that it met all operational and capital requirements. Pursuant to the terms of an agreement with Tradescape Corporation (the former parent company of E*TRADE Professional Trading, LLC), the Company expects to receive payment from Tradescape Corporation for some or all of this amount, in part through the release and disposition of certain shares of the Company’s common stock previously held in escrow under the terms of the acquisition agreement. The Company has not waived any rights it has or may have against Tradescape Corporation, its shareholders or its employees for recovery of amounts that may be owing.

The Company’s international broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at March 31, 2003. At March 31, 2003, these companies had an aggregate net capital of $63.4 million, required net capital of $20.5 million and excess net capital of $42.9 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. As of March 31, 2003, the most recent date of notification, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2003:
Total Capital to risk-weighted assets	$1,015,112	12.20%	>$	665,846	>8.0%	>$	832,307	>10.0%
Tier I Capital to risk-weighted assets	$986,084	11.85%	>$	332,923	>4.0%	>$	499,384	>6.0%
Tier I Capital to adjusted total assets	$986,084	5.90%	>$	668,015	>4.0%	>$	835,018	>5.0%

As of December 31, 2002:
Total Capital to risk-weighted assets	$988,127	11.70%	>$	675,608	>8.0%	>$	844,510	>10.0%
Tier I Capital to risk-weighted assets	$960,627	11.37%	>$	337,804	>4.0%	>$	506,706	>6.0%
Tier I Capital to adjusted total assets	$960,627	5.67%	>$	677,212	>4.0%	>$	846,515	>5.0%

NOTE 15.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. The matter is currently set for trial on May 12, 2003. The Company believes that a loss may be reasonably possible in this matter.

•

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc. v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. At this time the Company is unable to predict the ultimate outcome of this dispute.

The ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota captioned “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company has opposed those motions. At this time, the Company is unable to predict the ultimate outcome of this dispute.

The Company is a defendant in other civil actions arising in the normal course of business. These currently include, among other actions, putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced. The Company believes that these actions are without merit and intends to defend against them vigorously; currently there are no actions pending against the Company in which the court has certified as class action status. An unfavorable outcome in any of these matters for which the Company’s pending insurance claims are rejected could harm the Company’s business.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators such as the SEC, the NYSE, the NASD or the Office of Thrift Supervision (“OTS”) by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Insurance Matters

The Company maintains insurance coverage which management believes is reasonable and prudent. The principal insurance coverage it maintains covers commercial general liability, property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

Commitments

As of March 31, 2003, the Bank had commitments to purchase $385.3 million in fixed rate and $316.6 million in variable rate loans, commitments to sell $498.0 million in fixed rate and $108.2 million in variable rate loans, commitments to originate $1,369.1 million in fixed rate and $104.2 million in variable rate loans and commitments to purchase $162.9 million and sell $127.1 million in securities. In addition, the Bank had certificates of deposit approximating $2,825.0 million scheduled to mature in less than one year and unfunded commitments to extend credit totaling $499.9 million. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets.

NOTE 16.	ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in the value of loans, mortgage-backed and investment securities. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in other income (expenses) as the fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss of $6.1 million for the three months ended March 31, 2003 and expense of $3.7 million for the three months ended March 31, 2002.

During the three months ended March 31, 2003 and March 31, 2002, certain fair value hedges were derecognized and therefore hedge accounting was discontinued during the period. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sale of loans held-for-sale and securities, net, in the consolidated statement of operations, which totaled no gain or loss for the three months ended March 31, 2003 and $8.6 million of gains for the three months ended March 31, 2002. In addition, the Company recognized $7.3 million of hedge ineffectiveness expense in fair value adjustments of financial derivatives for the three months ended March 31, 2003 and $4.8 million for the three months ended March 31, 2002, related to these derecognized fair value hedges during the fair value hedge accounting period.

The following table summarizes information related to our financial derivatives in fair value hedge relationships as of March 31, 2003 (dollars in thousands):

Assets Hedged: Derivative Instrument:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (years)
		Asset	Liability	Net
Loans:
Pay fixed interest rate swap	$1,420,000	$—	$(7,986)	$(7,986)	2.32%	1.31%	N/A	2.55

Mortgage-Backed Securities:
Pay fixed interest rate swap	1,720,500	—	(17)	(17)	3.80%	1.26%	N/A	7.47
Purchased interest rate options—caps	160,000	4,383	—	4,383	N/A	N/A	5.91%	5.82
Purchased interest rate options—floors	334,750	8,647	—	8,647	N/A	N/A	4.47%	5.60
Purchased options on forward starting swaps	2,778,000	81,965	—	81,965	N/A	N/A	5.58%	10.01

Total MBS Securities	4,993,250	94,995	(17)	94,978	3.80%	1.26%	5.48%	8.70

Investment Securities:
Pay fixed interest rate swap	233,000	—	(4,025)	(4,025)	3.46%	1.50%	N/A	5.27

Total fair value hedges	$6,646,250	$94,995	$(12,028)	$82,967	3.15%	1.30%	5.48%	7.27

Cash Flow Hedges

The Company also uses interest rate swaps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133.

Market value changes in interest rate swaps hedging instruments relating to cash flows associated with time deposits, repurchase agreements and Federal Home Loan Bank (“FHLB”) advances are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The amounts are then included in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. During the next 12 months, the Company expects to include a pre-tax amount of approximately $122 million of net unrealized losses presently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related interest on time deposits, repurchase agreements and FHLB advances affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of seven years.

The Company terminated interest rate swaps with notional amounts of $1.97 billion for the three months ended March 31, 2003 and none for the three months ended March 31, 2002. These terminated swaps were in cash flow hedge relationships. The fair market value of the derivatives terminated was a loss of $48.3 million for the three months ended March 31, 2003 and no gain (loss) for the three months ended March 31, 2002, as of their respective termination dates. The loss accumulated in AOCI on the derivative instruments terminated will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 0.03 to 4.91 years. Interest expense included $32.4 million during the three months ended March 31, 2003 and $3.1 million during the three months ended March 31, 2002, related to derivative contracts of $1.97 billion terminated during the three months ended March 31, 2003 and $7.5 billion terminated in prior years.

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its consolidated statements of operations. The Company recognized $0.7 million of expense for cash flow hedge ineffectiveness for the three months ended March 31, 2003 and $2.7 million of income for the three months ended March 31, 2002.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of March 31, 2003 (dollars in thousands):

Liabilities Hedged: Derivative Instrument:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (years)
		Asset	Liability	Net
Time Deposits:
Pay fixed interest rate swap	$450,000	—	$(37,688)	$(37,688)	6.35%	1.72%	2.28
Repurchase Agreements:
Pay fixed interest rate swap	1,621,000	—	(5,213)	(5,213)	2.98%	1.28%	4.17
Federal Home Loan Bank Advances:
Pay fixed interest rate swap	615,000	—	(6,200)	(6,200)	2.57%	1.28%	2.81

Total Cash Flow Hedges	$2,686,000	—	$(49,101)	$(49,101)	3.45%	1.35%	3.54

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. The net change in the IRLCs and the related hedging instruments resulted in a net gain of $4.8 million for the three months ended March 31, 2003 and $2.7 million for the three months ended March 31, 2002.

NOTE 17.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

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

The Company is continuing to evaluate the impact of FIN No. 46, but does not believe that the consolidation provisions of FIN No. 46 will have a material impact on the consolidated financial statements.

NOTE 18.    SUBSEQUENT EVENTS

Trust Preferred Issuance

In April 2003, ETFC formed ETFC Capital Trust X (“ETFCCT X”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT X sold at par, 10,000 shares of Floating Rate Cumulative

Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. Approximately 51.5% of the net proceeds were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 48.5%, were held at ETFC for debt service coverage.

2003 Restructuring Plan

In April 2003, the Company announced its intention to finalize and implement a restructuring plan over the next two quarters. The plan is based on a comprehensive evaluation of the Company’s businesses, products and services. The restructuring plan has two elements: 1) the exit of unprofitable locations, including its E*TRADE Financial Center in New York and certain international locations, the consolidation of excess facilities and the reductions of excess square footage in offices located in Menlo Park and Rancho Cordova, CA; and 2) the exit and write-off of unprofitable product offerings and initiatives – specifically Stock Baskets, E*TRADE Financial Advisor, a joint venture with E & Y, and Personal Money Management. The Company expects this plan to result in total pre-tax charges of up to $120 million over the next two quarters in 2003.

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

Critical Accounting Policies and Estimates

The preparation of our financial results of operations and financial position require us to make judgments and estimates that may have a significant impact upon the financial results of the Company. Our determination of the allowance for loan losses, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of accrued restructuring costs and valuation of goodwill are particularly subject to management’s judgments and estimates and are important to the portrayal of our financial position. These areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Key Performance Indicators

The following tables set forth several key performance indicators, which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three months presented and as of March 31, 2003 and December 31, 2002 (dollars in thousands except average commission per brokerage transaction):

	March 31, 2003	December 31, 2002	Percentage Change
Active brokerage accounts(1)(2)	3,721,017	3,690,916	1%
Active banking accounts(3)	577,532	511,298	13%

Total active accounts at period end	4,298,549	4,202,214	2%

Total assets in brokerage accounts(2)	$36,594,342	$35,116,929	4%
Total deposits in banking accounts	8,955,615	8,400,333	7%

Total assets/deposits in customer accounts at period end	$45,549,957	$43,517,262	5%

	Three Months Ended March 31,		Percentage Change
	2003	2002
Net new brokerage accounts(1)(2)	30,101	86,275	(65)%
Net new banking accounts(3)	66,234	28,241	135%

Total net new accounts	96,335	114,516	(16)%

Total brokerage transactions(2)(4)	5,046,671	6,144,665	(18)%

Daily average brokerage transactions(2)(4)	82,732	102,411	(19)%

Average commission per brokerage transaction(2)(4)	$11.25	$13.43	(16)%

(1)	Brokerage accounts are considered active if the account has a positive asset balance, or if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.
(2)	Brokerage account, transaction and asset data includes domestic and international information.
(3)	Bank deposit accounts are considered active if a customer account has been initially funded and the account is not considered abandoned or dormant under applicable Federal and State laws, and the account has not been closed. Bank loan accounts are considered active if the Company holds the underlying obligation or owns marketing rights to the account or customer.
(4)	Excludes transactions and associated revenues from professional trading related to the acquisition of E*TRADE Professional Trading.

The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the three months indicated (dollars in millions):

	Three Months Ended March 31,		Percentage Change
	2003	2002
Average customer margin balances	$961	$1,537	(37)%
Average customer money market fund balances	$7,225	$8,451	(15)%
Average stock borrow balances	$288	$254	13%
Average stock loan balances	$460	$515	(11)%
Average customer credit balances	$1,618	$1,492	8%

The following table sets forth the components of net revenues and percentage change information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2003	2002
Brokerage revenues:
Commissions	$63,750	$82,527	(23)%
Principal transactions	39,348	55,315	(29)%
Other brokerage-related revenues	41,896	36,761	14%
Brokerage interest income	34,320	53,051	(35)%
Brokerage interest expense	(2,513)	(3,893)	(35)%

Net brokerage revenues	176,801	223,761	(21)%

Banking revenues:
Gain on sales of originated loans	56,395	24,675	129%
Gain on sale of loans held-for-sale and securities, net	15,215	21,622	(30)%
Other banking-related revenues	18,039	10,384	74%
Banking interest income	187,386	202,668	(8)%
Banking interest expense	(121,333)	(148,851)	(18)%
Provision for loan losses	(10,333)	(3,382)	206%

Net banking revenues	145,369	107,116	36%

Total net revenues	$322,170	$330,877	(3)%

Revenues

Total net revenues decreased 3% for the three months ended March 31, 2003 from the comparable period in 2002. Net brokerage revenues decreased 21% for the three months March 31, 2003 from the comparable period in 2002. The decrease in brokerage revenues for the three months ended March 31, 2003 was mainly due to a decrease in commissions, principal transactions and net brokerage interest income. These decreases were driven by reduced transaction volume and lower average commission per transaction. Offsetting these decreases was an increase in other brokerage-related revenues primarily related to an increase in professional trading rebate revenues and proprietary fund revenues. Net banking revenues increased 36% for the three months ended March 31, 2003 from the comparable periods in 2002. This increase is due to the continued decline in interest rates throughout the three months ending March 31, 2003 to 40-year lows which favorably impacted our mortgage origination business, resulting in an increase in gain on sales of originated loans. Further, a widening of the net interest spread at the Bank increased net interest income from banking activities by 23%. Banking revenues also benefited from an increase in other banking-related revenues including management fees earned from proprietary funds and from the acquisition of Ganis Credit Corporation (“Ganis”) in December 2002.

Brokerage Revenues

Commissions, which are earned as customers execute securities transactions, decreased 23% for the three months ended March 31, 2003 from the comparable period in 2002. These revenues are primarily affected by brokerage transaction volume, the average commission per brokerage transaction, transaction mix and our professional trading business.

Total brokerage transactions, excluding professional trading, decreased 18% for the three months ended March 31, 2003 from the comparable period in 2002, largely reflective of a continuing market decline. Average commission per brokerage transaction, excluding professional trading, decreased 16% from $13.43 for the three months ended March 31, 2002 to $11.25 for the three months ended March 31, 2003. The decreases in average commission per brokerage transaction can be partially attributed to the implementation of a simplified

$9.99 flat commission rate program for the most active trader segment in June 2002. This new program, combined with an increase in the transactions generated by this customer segment for the three months ended March 31, 2003 compared to the same period in 2002, accounts for a majority of the decrease in the average commission per brokerage transaction over the same period. Commissions from professional trading are based on share volumes as compared to transactions. The decrease in brokerage transactions was partially offset by commission revenues from professional trading as a result of our acquisition of E*TRADE Professional Trading in June 2002.

Principal transactions, which comprise institutional and market-making revenues decreased 29% for the three months ended March 31, 2003 from the comparable period in 2002. The decrease is due to the overall decrease in equity trading volume in the market place, reducing the amount of institutional and market-making revenues earned by the Company.

Other brokerage-related revenues, is comprised of account maintenance fees, payments for order flow from outside market makers, Business Solutions Group revenue, professional trading rebate revenues and fees for brokerage-related services. Other brokerage-related revenues increased 14% for the three months ended March 31, 2003 from the comparable period in 2002. This increase is primarily due to an increase in professional trading rebate revenues and proprietary fund revenues, partially offset by a decrease in payment for order flow revenue.

Interest income from brokerage-related activities is primarily comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin, interest earned on cash and investments required to be segregated under Federal or other regulations and fees on customer assets invested in money market accounts. Brokerage interest income decreased 35% for the three months ended March 31, 2003 from the comparable period in 2002. The decrease in brokerage interest income primarily reflects the decrease in customer margin rates and average customer margin balances, which decreased 37% for the three months ended March 31, 2003. The continued market decline over the past year has reduced borrowing on margin by customers as a means of leveraging their investments, which decline in value in conjunction with declines in the market place.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Brokerage interest expense decreased 35% for the three months ended March 31, 2003 from the comparable period in 2002. The decrease in brokerage interest expense primarily reflects an overall decrease in interest rates and average stock loan balances, which decreased 11% for the three months ended March 31, 2003 from the comparable period in 2002.

Banking Revenues

Gain on sales of originated loans is comprised of gains on loans originated by E*TRADE Mortgage and Ganis. Gain on sales of originated loans increased 129% for the three months ended March 31, 2003 from the comparable period in 2002 due to an increased level of volume of direct-to-customer originations driven by higher refinance and home purchase volumes as mortgage interest rates continued to decrease to record lows through March 31, 2003, as well as sales of the loans originated by Ganis. We expect to see a decline in the volume of direct-to-consumer originated mortgages in the second half of 2003 if interest rates stabilize or rise.

Gain on sale of loans held-for-sale and securities, net consists primarily of gain on sales of available-for-sale mortgage-backed securities, activity related to the loans held-for-sale portfolio, gains and losses related to market value adjustments and sales of derivative financial instruments not in effective SFAS No. 133 hedging relationships and trading activity. Gain on sale of loans held-for-sale and securities, net decreased 30% in the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Significant increases in gains on sales of mortgage-backed securities were offset by reductions in both trading and loans held-for-sale activity. Decreases in trading activity is attributed primarily to the absence of gains on derivatives sales in the three months ended March 31, 2003, which composed the majority of trading gains in the three months ended March 31, 2002. Additionally, net activity related to the Bank’s loans held-for-sale portfolio decreased as a result of a reduction in loans sales volume and increased prepayment activity.

Other banking-related revenue is comprised primarily of ATM transaction fees, proprietary fund management fees and other fees imposed on deposit accounts. Other banking-related revenues increased 74% for the three months ended March 31, 2003 from the comparable period in 2002. These increases are due to higher ATM transaction surcharge volume, due to an increase in ATMs after our acquisition of ATMs from XtraCash. In addition, beginning in October 2002, we recorded additional revenues from the internalization of the management of E*TRADE Money Market Funds by E*TRADE Global Asset Management. Prior to October 2002, the management of these funds was outsourced to a third party.

Net interest spread increased from 1.27% for the three months ended March 31, 2002 to 1.52% for the three months ended March 31, 2003. This increase is the result of several initiatives put in place to improve overall spreads, such as the Bank’s asset diversification strategy and the Bank’s lower cost of funding caused by a shift in the structure of our deposit base from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposits.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 8% for the three months ended March 31, 2003 from the comparable period in 2002. The decrease in banking interest income reflect decreases in average yield reflecting the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets. Average interest-earning banking assets increased 20% for the three months ended March 31, 2003 from the comparable period in 2002. The average yield on interest-earning banking assets decreased to 4.65% for the three months ended March 31, 2003 from 6.00% for the three months ended March 31, 2002.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense decreased 18% for the three months ended March 31, 2003 from the comparable periods in 2002. The decrease in banking interest expense reflects a decrease in the average cost of borrowings partially offset by an increase in average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 23% for the three months ended March 31, 2003 from the comparable period in 2002. The average cost of borrowings decreased to 3.13% for the three months ended March 31, 2003 from 4.73% for the three months ended March 31, 2002.

The following table presents average balance data and income and expense data for our banking operations and the related interest yields and rates for the three months ended March 31, 2003 and 2002. The table also presents information with respect to net interest spread, an indicator of profitability, which is the difference between the weighted average yield earned on interest-earning banking assets and the weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,427,819	$104,703	5.64%	$8,001,940	$132,385	6.62%
Interest-bearing deposits	142,692	925	2.63%	287,306	1,689	2.38%
Mortgage-backed and related available-for-sale securities	6,516,528	59,972	3.68%	3,979,005	52,787	5.31%
Available-for-sale investment securities	1,642,732	18,067	4.40%	1,123,416	14,318	5.14%
Investment in FHLB stock	80,718	946	4.75%	58,515	1,139	7.89%
Trading securities	366,779	3,309	3.61%	53,755	350	2.60%

Total interest-earning banking assets(2)	16,177,268	$187,922	4.65%	13,503,937	$202,668	6.00%

Non-interest-earning banking assets	781,678			579,013

Total banking assets	$16,958,946			$14,082,950

Interest-bearing banking liabilities:
Retail deposits	$8,190,123	$73,004	3.61%	$8,505,812	$94,469	4.50%
Brokered callable certificates of deposit	448,709	3,254	2.94%	20,261	125	2.51%
FHLB advances	1,008,800	8,131	3.22%	924,233	14,679	6.35%
Other borrowings	6,066,084	36,944	2.44%	3,301,971	39,578	4.79%

Total interest-bearing banking liabilities	15,713,716	$121,333	3.13%	12,752,277	$148,851	4.73%

Non-interest bearing banking liabilities	437,312			605,488

Total banking liabilities	16,151,028			13,357,765
Total banking shareholder’s equity	807,918			725,185

Total banking liabilities and shareholder’s equity	$16,958,946			$14,082,950

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$463,552	$66,589		$751,660	$53,817

Net interest spread			1.52%			1.27%

Net interest margin (net yield on interest-earning banking assets)			1.65%			1.60%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			102.95%			105.89%

Return on average total banking assets			0.67%			0.85%

Return on average banking equity			13.97%			16.57%

Average equity to average total banking assets			4.76%			5.15%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $0.5 million for the three months ended March 31, 2003 and none for the three months ended March 31, 2002.

Provision for loan losses was $10.3 million for the three months ended March 31, 2003 and $3.4 million for the three months ended March 31, 2002. The increase in the provision for loan losses is principally due to the increase in the consumer loan portfolio. Between March 31, 2002 and 2003, the consumer loan portfolio increased from 25.26% to 65.63% of the total held-for-investment loan portfolio. This increase is mainly attributable to the acquisition of Ganis in December 2002, which had a consumer loan portfolio of approximately $1.9 billion.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2003	2002
Cost of services	$148,575	$140,752	6%

Cost of services as a percentage of net revenues	46%	43%

Operating expenses:
Selling and marketing	$43,414	$68,964	(37)%
Technology development	14,189	14,504	(2)%
General and administrative	55,008	54,029	2%
Amortization of other intangibles	4,938	6,724	(27)%
Acquisition-related expenses	1,307	1,260	4%
Facility restructuring and other exit charges	2,542	(223)	*

Total operating expenses	$121,398	$145,258	(16)%

*	Percentage change not meaningful.

Cost of services includes compensation, benefits, facilities and other costs related to our customer service, system maintenance and technology operations. Cost of services as a percentage of net revenues was 46% for the three months ended March 31, 2003 and 43% for the three months ended March 31, 2002. The increase in cost of services is primarily from one full quarter of operations from Ganis which the Company acquired in December 2002 and from the acquisition of E*TRADE Professional Trading acquired in June 2002.

Selling and marketing reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at growing the customer base and increasing market share. Selling and marketing expenditures decreased 37% for the three months ended March 31, 2003 from the comparable period in 2002. The decrease in selling and marketing expenses is primarily due to a significant rebranding campaign through many channels including the sponsoring of the 2002 Superbowl during the three months ended March 31, 2002 with no similar spend during the three months ended March 31, 2003. In addition, there were decreases in selling expenses associated with our institutional and market-making businesses, consistent with the decline in revenues from these businesses from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Technology development costs reflect design and development expensed during the period. Technology development expenses decreased 2% for the three months ended March 31, 2003 from the comparable period in 2002. Completion of development projects for the new website in the first half of 2002 allowed resources to be redeployed on projects to improve customer experience and increase operational productivity. A focused process for approval of development projects has improved development efficiency and our current resource levels are expected to meet projected business requirements.

General and administrative consists principally of compensation, benefit and facilities-related costs for executive and administrative personnel, professional services and other corporate activities. General and administrative expenses increased 2% for the three months ended March 31, 2003 from the comparable period in 2002. The increase in general and administration expenses is due to one full quarter of operations from Ganis, which was acquired by the Company in December 2002, and the acquisition of E*TRADE Professional Trading in June 2002.

Amortization of other intangibles was $4.9 million for the three months ended March 31, 2003 and $6.7 million for the three months ended March 31, 2002. The overall decrease in the amortization of other intangibles primarily relates to the reclassification of certain intangibles to goodwill as they have indefinite lives. We expect the amortization of other intangibles will be approximately $7.2 million per quarter for the remainder of 2003, assuming no change in our intangible assets.

Acquisition-related expenses were $1.3 million for the three months ended March 31, 2003 and March 31, 2002. During the three months ended March 31, 2002, these expenses primarily represent management continuity payments associated with our acquisition of Dempsey. During the three months ended March 31, 2003, these expenses include management continuity payments associated with our acquisitions of Dempsey and Ganis. Management continuity payments are being expensed on a straight-line basis over the life of the agreements. Remaining Dempsey payments of $1.4 million extend through 2003 and Ganis payments of $0.5 million extend through 2004.

Facility restructuring and other exit charges were $2.5 million for the three months ended March 31, 2003 and $(0.2) million for the three months ended March 31, 2002. The charges for the three months ended March 31, 2003 resulted from recognition of an additional $1.3 million facility restructuring expense as a result of updated estimates of sublease income and a delay in sublease start dates. In addition, we recognized a $1.4 million charge related to our exit activities in Israel. See Note 12 to the Unaudited Condensed Consolidated Financial Statements.

Non-Operating Expenses

The following table sets forth the components of non-operating expenses and percentage change information for the three months ended March 31, 2003 and 2002 (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2003	2002
Corporate interest income	$1,610	$3,580	(55)%
Corporate interest expense	(11,433)	(12,396)	(8)%
Gain (loss) on investments	(743)	1,693	(144)%
Equity in income of investments	6,310	284	2,122%
Unrealized losses on venture funds	(3,480)	(1,781)	95%
Fair value adjustments of financial derivatives	(6,815)	(991)	588%
Gain on early extinguishment of debt, net	—	6,790	(100)%
Other	270	(954)	(128)%

Total non-operating expenses	$(14,281)	$(3,775)	278%

Corporate interest income primarily relates to interest income earned on corporate investment balances and related party notes. Corporate interest income was $1.6 million for the three months ended March 31, 2003 and $3.6 million for the three months ended March 31, 2002. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in related party note balances, as all the shareholders’ notes receivable to officers of the Company were paid in full as of December 31, 2002.

Corporate interest expense primarily reflects the interest expense resulting from the issuance of our convertible subordinated notes. Corporate interest expense was $11.4 million for the three months ended March 31, 2003 and $12.4 million for the three months ended March 31, 2002. On March 31, 2003, we had $370 million outstanding convertible subordinated notes at 6.00% and $325 million of convertible subordinated notes at 6.75%. From June 2001 through August 2002, we retired approximately $280 million of our 6.00%

convertible subordinated notes, resulting in a decrease in related interest expense for the three month ended March 31, 2003.

Gain (loss) on investments was a loss of $0.7 million for the three months ended March 31, 2003 and a gain of $1.7 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, losses on investments included impairment write-downs of $1.0 million. For the three months ended March 31, 2002, we recognized a gain of $1.7 million on one of our investments.

Equity in income of investments was $6.3 million for the three months ended March 31, 2003 and $0.3 million for the three months ended March 31, 2002, which resulted from our minority ownership in investments that are accounted for under the equity method. Equity in income for the three months ended March 31, 2003 is due primarily to our equity method investment in the KAP Group, LLC. Equity in income for the three months ended March 31, 2002 is due primarily to our equity method investment in E*TRADE Japan K.K.

Unrealized losses on venture funds were $3.5 million for the three months ended March 31, 2003 and $1.8 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, we recorded unrealized losses on venture funds of $3.5 million, primarily attributable to our participation in Softbank Capital Partners, L.P, E*TRADE eCommerce Fund and Arrowpath Fund II. For the three months ended March 31, 2002, we recorded unrealized losses on venture funds of $1.8 million, primarily attributable to our participation in Softbank Capital Partners, L.P.

Fair value adjustments of financial derivatives were losses of $6.8 million for the three months ended March 31, 2003 and $1.0 million for the three months ended March 31, 2002. These amounts included losses for the ineffective portions of changes in the fair value of hedges.

Gain on early extinguishment of debt was none for the three months ended March 31, 2003 and $6.8 million for the three months ended March 31, 2002. The gain in the three months ended March 31, 2002, resulted from the retirement of $50 million of our 6.00% convertible subordinated notes in exchange for approximately 4.7 million shares of our common stock.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified. In the fourth quarter of fiscal 2002, we adopted the requirements of SFAS No. 145 in our consolidated financial statements, resulting in a reclassification of our extraordinary gains on early extinguishment of debt to non-operating income, as presented in the accompanying consolidated statements of operations.

Other income (expense) was income of $0.3 million for the three months ended March 31, 2003 and expense of $1.0 million for the three months ended March 31, 2002. Other non-operating income (expense), which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies and also includes losses on fixed asset disposals.

Income tax expense was $15.9 million for the three months ended March 31, 2003, at a combined effective state and Federal tax rate of 42.0%. Income tax expense was $17.5 million based on a combined effective state and Federal tax rate of 42.5% for the three months ended March 31, 2002. The rate for the three months ended March 31, 2003 reflects a decrease in taxes due to the research and development income tax credit and state tax planning offset by an increase in tax for our valuation allowance for capital losses. The rate for the three months ended March 31, 2002, reflects an increase in tax for our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate and a decrease in taxes due to the research and development income tax credit and state tax planning from the prior year.

Minority interest in subsidiaries was $0.5 million for the three months ended March 31, 2003 and $0.2 million for the three months ended March 31, 2002. Minority interest in subsidiaries results primarily from minority equity interests in various broker-dealer subsidiaries of E*TRADE Professional Trading, LLC and ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three months ended March 31, 2003 and 2002 is the net loss attributed to a minority interest in one of our international affiliates.

Cumulative effect of accounting change was none for the three months ended March 31, 2003 and $293.7 million for the three months ended March 31, 2002. The accounting change was due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years. As required under SFAS No. 142, we will continue to review at least annually the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses.

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

Trust Preferreds

In March 2003, ETFC formed ETFC Capital Trust IX (“ETFCCT IX”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IX sold at par, 15,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly and beginning in July 2003. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes.

Other Sources of Liquidity

At March 31, 2003, we have financing facilities totaling $275 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There was $10.9 million outstanding as of March 31, 2003 and $5.5 outstanding as of December 31, 2002, under these lines. We also have multiple loans collateralized by equipment owned by us, for which $22.0 million was outstanding as of March 31, 2003. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $5.7 million at March 31, 2003. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

Other Liquidity Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc., (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities, Nomura Securities, Inc. and Fiserv Securities, Inc. On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. The ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters. See Part II, Item 1. Legal and Administrative Proceedings for further information regarding this case.

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

Cash Provided by Operating Activities

Cash provided by operating activities increased by $17 million or 3% from a net operating cash inflow of $591 million for the three months ended March 31, 2002 to a net operating cash inflow of $609 million for the three months ended March 31, 2003. The following table presents those significant activities affecting our operating cash position for the three months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,		Percentage Change
	2003	2002	2003 Versus 2002
Selected Cash Flows From Operating Activities:
Net income (loss)	$21,482	$(270,237)	108%
Selected non-cash charges:
Cumulative effect of accounting change	—	293,669	(100)%
Depreciation, amortization and discount accretion	72,898	50,075	46%
Net effect of changes in brokerage-related assets and liabilities	52,631	(70,689)	174%
Net loans held-for-sale activity	523,676	785,173	(33)%
Net trading securities activity	(104,062)	(109,948)	5%
Other assets	(29,336)	(36,450)	20%
Total other net activity	71,250	(50,495)	241%

Net cash provided by operating activities	$608,539	$591,098	3%

During the three months ended March 31, 2003, the increase in cash provided by operating activities was primarily due to an increase in the net effect of changes in brokerage-related assets and liabilities of $123 million offset by a decrease in net loans held-for-sale activity of $261 million. The fluctuation in the brokerage receivable balance is correlated with changes in the brokerage payable balance. Further impacting the three months ended March 31, 2002, non-cash items included in net loss included the cumulative effect for the adoption of SFAS No. 142 resulting in the impairment of $293.7 million in goodwill as well as an increase in depreciation and amortization expense reflecting the increase in fixed assets related to capital expenditures and the full effect of acquisitions completed during 2002.

Cash Used in Investing and Financing Activities

Cash used in investing activities was $254 million for the three months ended March 31, 2003 and $457 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in investing activities resulted primarily from purchases and proceeds of mortgage-backed and investment securities, available-for-sale, net of $189 million. For the three months ended March 31, 2002, cash used in investing activities resulted primarily from purchases and proceeds of mortgage-backed and investment securities, net of $692 million and offset by a decrease in loans receivable of $223 million.

Cash used in financing activities was $153 million for the three months ended March 31, 2003 and cash provided by financing activities was $115 million for the three months ended March 31, 2002. For the three months ended March 31, 2003, cash used in financing activities primarily resulted from payments in excess of advances from the FHLB of $354 million, a net decrease in securities sold under agreements to repurchase and other borrowed funds of $342 million, offset by an increase in banking deposits of $555 million and an increase in funds from issuance of trust preferred securities of $15 million. For the three months ended March 31, 2002, cash provided by financing activities primarily resulted from an increase in banking deposits of $903 million, offset by payments in excess of advances from the FHLB of $50 million, a net decrease in securities sold under agreements to repurchase and other borrowed funds of $716 million.

Regulatory Capital Requirements

The SEC, NYSE, NASD, OTS and various other international regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of March 31, 2003 were fully met.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets and of Tangible Capital to tangible assets. To be categorized as well capitalized the Bank must maintain a minimum Total Capital to risk-weighted assets ratio of 10.0%, Tier I Capital to risk-weighted assets ratio of 6.0% and Core Capital to adjusted tangible assets ratio of 5.0%. As of March 31, 2003, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations (See Note 14 to Consolidated Financial Statements).

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities. Generally, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may be passive or it may engage in such activities as research and development or other activities on behalf of another company. FIN No. 46 requires that a VIE be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or entitled to receive a majority of the VIE’s residual returns or both. A company that consolidates a VIE is referred to as the primary beneficiary of that entity.

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

We are continuing to evaluate the impact of FIN No. 46, but we do not believe that the consolidation provisions of FIN No. 46 will have a material impact on the consolidated financial statements.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE FINANCIAL SERVICES BUSINESS

Many of our competitors have greater financial, technical, marketing and other resources

We face direct competition from retail and institutional financial service companies in each of our lines of business. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance, and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms and lower prices to customers than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand market downturns better than we, and gain market share.

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

A significant downturn in the U.S. securities markets has been occurring since March 2000, resulting in industry-wide declines in transaction volume. The decrease in transaction volume has been more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Securities. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

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

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine and RV loans and retained interests in asset securitizations, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy continues to weaken, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

If interest rates increase, we could suffer a significant decline in our mortgage business

Unprecedented levels of mortgage loan financing and refinancing spurred by the current low long-term interest rates have contributed to our overall profitability. Thus, our profitability may be adversely affected during any period of increases in long-term interest rates. A sustained increase in interest rates could adversely affect our ability to originate mortgage loans as consumers may become less apt to purchase homes through the use of financing or to refinance existing mortgage loans. As the volume of our mortgage loan origination decreases, there may be a corresponding decrease in our overall profitability. While we have been diversifying into other asset classes to offset the potential decrease in mortgage financing and refinancing activity, there can be no assurance that such diversification will fully offset any decrease in our profitability related to a decline in our mortgage business. Further, as interest rates increase, our risk of litigation increases as people may become more prone to sue in the event that funding of a mortgage product does not occur during an interest rate lock-in period.

Risks associated with trading transactions at our specialist/market maker could result in trading losses

A majority of our specialist and market-making revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account as well as trading losses in its specialist stocks and market maker stocks. From time to time, Dempsey may have large positions in securities of a single issuer or issuers engaged in a specific industry. In general, because Dempsey’s inventory of securities is marked to market on a daily basis, any downward price movement in those securities will result in a reduction of revenues and operating profits. Dempsey also operates a proprietary trading desk separately from its specialist and market maker operations, which may also incur trading losses.

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

Our international efforts subject us to additional risks and regulation, which could impair our business growth

One component of our strategy has been an effort to build an international business. We have established certain joint venture and/or licensee relationships. We have limited control over the management and direction of these venture partners and/or licensees, and their action or inaction, including their failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

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

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE and the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees for violation of any of their respective laws, rules or regulations, including regulations of advertising and market activity. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each of the states could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Our ability to comply with all applicable laws and rules is largely dependent on our establishment, maintenance and enforcement of an effective compliance system. Our failure to establish and enforce proper compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. See Note 14 of Consolidated Financial Statements for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 14 of Consolidated Financial Statements for the Bank for the current reporting period.

As a savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We, as well as the Bank, are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are now restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

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

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may do so in the future. We reported net income of $21.5 million for the three months ended March 31, 2003, net losses of $186.4 million for fiscal 2002, which included a cumulative effect of accounting change of $293.7 million and net losses of $241.5 million in fiscal 2001, which included a facility restructuring charge of $202.8 million. Although we achieved profitability in the three months ended March 31, 2003, we cannot assure you that profitability will be achieved in future periods.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At March 31, 2003, we had an outstanding balance of $695.3 million in convertible subordinated notes. Our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 46.4% as of March 31, 2003. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2002 through March 31, 2003, the price per share of our common stock has ranged from a high of $12.64 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

We have various mechanisms in place that may discourage takeover attempts

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;
•	provision for a classified Board of Directors with staggered, three-year terms;
•	the prohibition of cumulative voting in the election of directors;
•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws
•	limits on the persons who may call special meetings of shareholders;
•	the prohibition of shareholder action by written consent; and
•	advance notice requirements for nominations to the Board of Directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, we have evaluated such risks for our Brokerage and Banking segments separately. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors.”

Brokerage Operations

Our Brokerage operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material. To reduce certain risks, we use derivative financial instruments, none of which are held for speculative or trading purposes.

Interest Rate Sensitivity

As of March 31, 2003, we had variable rate term loans of approximately $22.0 million outstanding. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at March 31, 2003, the interest payments would increase by an immaterial amount.

Foreign Currency Exchange Risk

A portion of our operations consists of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound, the Canadian dollar and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar, and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds, and as such, benefit from a weaker dollar, and are harmed by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated operating margins as expressed in U.S. dollars.

To mitigate the short-term effect of changes in currency exchange rates on our non-U.S. dollar-based revenues and operating expenses, we evaluate the costs and benefits to hedging our material net non-U.S. dollar-based exposures by entering into foreign exchange forward contracts. Currently, hedges of transactions are immaterial. Given the short-term nature of our foreign exchange forward contracts, our exposure to risk associated with currency market movement on the instruments is not material.

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

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At March 31, 2003, approximately 59% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2002 and the three months ended March 31, 2003. The market value of the trading portfolio at March 31, 2003 was $479.5 million.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented as of March 31, 2003 and December 31, 2002, because they result in negative interest rates. The sensitivity of NPVE as of March 31, 2003 and December 31, 2002 and the limits established by the Bank’s board of directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of March 31, 2003	Change in NPVE As of December 31, 2002	Board Limit

+300	-40%	-29%	-55%
+200	-25%	-18%	-30%
+100	-10%	-7%	-15%
Base Case	—	—	—
-100	—%	-2%	-15%

As of March 31, 2003 the Bank’s overall interest rate risk exposure would be classified as “moderate” under the criteria published by the OTS.

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

At March 31, 2003, the Bank had derivatives with $9.3 billion in total notional outstanding in comparison to $9.1 billion at December 31, 2002. Notional for interest rate swaps was $6.1 billion as of March 31, 2003 and $6.2 billion as of December 31, 2002. The Bank primarily uses “payer” positions in which the Bank pays a fixed rate of interest on the notional amount and receives a floating rate in exchange. The terms and conditions of the swaps are intended to be industry-standard to maintain the liquidity of the instruments. At March 31, 2003, the Bank also held options with outstanding notional amounts of $160 million in Caps, $335 million in Floors and $2.8 billion in purchased options on forward starting swaps. At December 31, 2002, the notional amounts of options were $350 million in Caps, $375 million in Floors and $2.1 billion in purchased options on forward starting swaps.

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment dates of the loans and their funding dates. At March 31, 2003 and December 31, 2002, there were $1.2 billion and $1.1 billion in mortgage loan commitments awaiting funding, respectively. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”) whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earning.

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

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that Plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. By order dated June 7, 2002, the Court granted plaintiff’s motion for class certification. In response, the Company filed a timely Notice of Appeal, and by a “Journal and Opinion” dated January 23, 2003, the Court of Appeals of Ohio, Eighth District, County of Cuyahoga, reversed the trial court’s previous ruling granting class certification, awarded the Company it’s costs of appeal, and remanded this action to the trial court. Subsequently, plaintiff filed a “Memorandum in Support of Jurisdiction of Appellants Truc. Q. Hoang on Behalf of Herself and All Other Similarly Situated” dated March 26, 2003, through which plaintiff is seeking an order from the Supreme Court of Ohio reversing the Court of Appeals order in favor of the Company and reinstating the previous trail court order granting class certification. The Company intends to vigorously oppose this appeal. At this time, however, we are unable to predict the ultimate outcome of this action.

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

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On

September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. These actions seek various forms of equitable relief and seek repayment of a total of approximately $60 million, plus interest, received by E*TRADE Securities in connection with the GENI and other stock loan transactions. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. The matter is currently set for trial on May 12, 2003. The Company believes that a loss may be reasonably possible in this matter.

•	By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. At this time the Company is unable to predict the ultimate outcome of this dispute.

The ultimate resolution of these matters may be material to the Company’s operating results or cash flows for any particular period. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota entitled “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company has opposed those motions. At this point, the Company is unable to predict the ultimate outcome of this dispute.

By a Complaint dated December 28, 2001, Thomas Barry, a shareholder, filed a shareholder derivative action on his own behalf and purportedly on behalf of E*TRADE Group, Inc. itself as a Nominal Defendant, against Christos M. Cotsakos, the Company’s Former Chairman of the Board and Chief Executive Officer, and each then current member of the Company’s Board of Directors, as individuals, in the Superior Court of the State of California, County of San Mateo. Mr. Barry filed a “First Amended Shareholder Derivative Complaint” on or about February 26, 2002, for breach of fiduciary duties, waste of corporate assets, abuse of control, and gross mismanagement for acts including, but not limited to, the Board’s cancellation and settlement of a $15.0 million loan to Mr. Cotsakos in exchange for his waiver of certain monetary and other rights under his employment agreement; the Board’s agreeing as part and parcel of the cancellation and settlement of the foregoing loan to make an additional payment to Mr. Cotsakos of $15.2 million to compensate him for tax liabilities resulting from the cancellation and settlement of the foregoing loan; the Board’s approval of other loans to officers and directors, including a $15.0 million loan to founder and director William Porter; and the Company’s alleged failure to make full and adequate disclosures about such events in the Company’s previous regulatory filings. Mr. Barry sought damages allegedly sustained by the Company as a result of defendants’ alleged acts, as well as his attorney’s fees and costs, against all defendants except the Company. On or about April 30, 2002, demurrers (motions to dismiss) to Mr. Barry’s First Amended Shareholder Derivative Complaint were filed on behalf of nominal defendant E*TRADE Group, Inc., and the individually-named members of the Company’s Board of Directors, contending, among other things, that the Court must dismiss Mr. Barry’s complaint because he failed to satisfy his legal obligation to raise his concerns with the Company’s Board of Directors before commencing legal action. Subsequently, all parties agreed to enter into a memorandum of understanding to settle the matter under the terms of which the Company agreed, among other things, without admitting any wrongdoing or liability, to make certain corporate governance enhancements and to pay certain attorneys fees and costs incurred by Mr. Barry in prosecuting this action. On December 4, 2002, the Court approved the parties’ final settlement agreement and signed the parties’ stipulated judgment of dismissal and the case has been dismissed with prejudice. At this time, all payments due and corporate governance enhancements required under the terms of the foregoing settlement agreement have been made.

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

The Company has insurance coverage which management believes is reasonable and prudent. The principal insurance coverage we maintain covers commercial general liability, commercial property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the market place.

Item 2.    Changes in Securities and Use of Proceeds

In December 2002, the Company issued 1,288,784 shares of common stock in connection with the acquisition of Engelman Securities, Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On May 1, 2003, the Company filed a registration statement with the SEC for the resale of these 1,288,784 shares.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits—None

(b)  Reports on Form 8-K

On January 7, 2003, the Company filed a Current Report on Form 8-K to report that on December 23, 2002, the Company consummated its previously announced acquisition of Ganis Credit Corporation from Deutsche Bank AG.

On January 24, 2003, the Company filed a Current Report on Form 8-K, to report that it has announced the resignation of Christos M. Cotsakos as Chairman, Chief Executive Officer and director of the Company; election of Mitchell H. Caplan, Chief Executive Officer and as a member of the Board of Directors; and appointment of George Hayter, E*TRADE Group’s Lead Director, as non-executive Chairman.

On March 11, 2003, the Company filed a Current Report on Form 8-K, to report that it has announced the election of R. Jarrett Lilien as President and Chief Operating Officer and the election of Louis Klobuchar as Chief Brokerage Officer and President of E*TRADE Securities, LLC.

On April 8, 2003, the Company filed a Current Report on Form 8-K, to report that it has announced changes to its Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2003	E*TRADE Group, Inc. (Registrant)

	By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By:	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Mitchell H. Caplan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of E*TRADE Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003	By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

I, Leonard C. Purkis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of E*TRADE Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 2, 2003	By:	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer