Form 10-Q
period 2003-06-30
E TRADE GROUP INC
filed 2003-08-08
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 362,308,545 shares of common stock and 1,586,342 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE GROUP, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2003

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to E*TRADE, the Company, “we”, “us” and “our” in this Form 10-Q refer to E*TRADE Group, Inc. and its subsidiaries unless the context requires otherwise.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE and TELE*MASTER are trademarks or registered trademarks of E*TRADE Group, Inc. or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and equivalents	$882,236	$773,605
Cash and investments required to be segregated under Federal or other regulations	2,073,583	1,449,062
Brokerage receivables, net	2,009,994	1,500,089
Mortgage-backed securities, available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $5,882,379 at June 30, 2003 and $6,054,707 at December 31, 2002)	6,612,239	6,932,394
Loans receivable (net of allowance for loan losses of $32,672 at June 30, 2003 and $27,666 at December 31, 2002)	6,288,547	5,552,981
Loans held-for-sale, net	964,063	1,812,739
Investments	2,801,902	1,770,447
Property and equipment, net	304,314	370,944
Derivative assets	83,026	103,622
Accrued interest receivable	82,615	97,516
Investment in Federal Home Loan Bank Stock	79,236	80,732
Goodwill, net	405,453	385,144
Other intangibles, net	165,828	157,892
Other assets	447,443	547,081

Total assets	$23,200,479	$21,534,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$3,934,887	$2,792,010
Deposits	9,094,226	8,400,333
Borrowings by Bank subsidiary	6,865,058	7,222,161
Derivative liabilities	91,058	150,245
Convertible subordinated notes	695,330	695,330
Accounts payable, accrued and other liabilities	711,117	625,015

Total liabilities	21,391,676	19,885,094

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETFC (redemption value of $148,375 at June 30, 2003 and December 31, 2002)	143,459	143,365

Commitments and contingencies
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at June 30, 2003 and December 31, 2002	—	—
Shares exchangeable into common stock, $.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,586,559 at June 30, 2003 and 1,627,265 at December 31, 2002	16	16
Common stock, $.01 par value, shares authorized: 600,000,000; issued and outstanding: 360,258,111 at June 30, 2003 and 358,044,317 at December 31, 2002	3,603	3,580
Additional paid-in capital	2,199,627	2,190,200
Deferred stock compensation	(13,426)	(23,058)
Accumulated deficit	(399,323)	(433,492)
Accumulated other comprehensive loss	(125,153)	(231,457)

Total shareholders’ equity	1,665,344	1,505,789

Total liabilities and shareholders’ equity	$23,200,479	$21,534,248

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Brokerage revenues:
Commissions	$85,780	$71,352	$146,668	$153,879
Principal transactions	58,640	52,092	100,850	107,407
Other brokerage-related revenues	45,269	43,799	87,165	80,560
Brokerage interest income	34,868	50,975	69,188	104,026
Brokerage interest expense	(1,877)	(3,089)	(4,390)	(6,982)

Net brokerage revenues	222,680	215,129	399,481	438,890

Banking revenues:
Gain on sales of originated loans	62,025	22,613	118,420	47,288
Gain on sale of loans held-for-sale and securities, net	21,238	17,054	36,453	38,676
Other banking-related revenues	19,333	12,077	37,372	22,461
Banking interest income	181,593	191,424	368,979	394,092
Banking interest expense	(117,954)	(137,852)	(239,287)	(286,703)
Provision for loan losses	(7,828)	(4,383)	(18,161)	(7,765)

Net banking revenues	158,407	100,933	303,776	208,049

Total net revenues	381,087	316,062	703,257	646,939

Cost of services	161,266	133,795	309,841	274,547

Operating expenses:
Selling and marketing	46,752	49,014	90,166	117,978
Technology development	15,077	15,043	29,266	29,547
General and administrative	66,398	50,832	121,406	104,861
Amortization of other intangibles	8,110	7,557	13,048	14,281
Acquisition-related expenses	1,015	7,406	2,322	8,666
Restructuring and other exit charges	76,107	1,628	78,649	1,405
Executive agreement	—	(23,485)	—	(23,485)

Total operating expenses	213,459	107,995	334,857	253,253

Total cost of services and operating expenses	374,725	241,790	644,698	527,800

Operating income	6,362	74,272	58,559	119,139

Non-operating income (expense):
Corporate interest income	1,875	3,569	3,485	7,149
Corporate interest expense	(11,422)	(11,803)	(22,855)	(24,199)
Gain (loss) on investments	22,335	(6,790)	21,592	(5,097)
Equity in income of investments	979	3,617	7,289	3,901
Unrealized losses on venture funds	(154)	(3,283)	(3,634)	(5,064)
Fair value adjustments of financial derivatives	(7,923)	769	(14,738)	(222)
Gain (loss) on early extinguishment of debt, net	—	(1,444)	—	5,346
Other	313	(405)	583	(1,359)

Total non-operating income (expense)	6,003	(15,770)	(8,278)	(19,545)

Pre-tax income	12,365	58,502	50,281	99,594
Income tax expense	5,318	25,532	21,244	42,999
Minority interest in subsidiaries	(5,640)	180	(5,132)	373

Income before cumulative effect of accounting change	12,687	32,790	34,169	56,222
Cumulative effect of accounting change	—	—	—	(293,669)

Net income (loss)	$12,687	$32,790	$34,169	$(237,447)

Income before cumulative effect of accounting change per share:
Basic	$0.04	$0.09	$0.10	$0.16

Diluted	$0.03	$0.09	$0.09	$0.16

Net income (loss) per share:
Basic	$0.04	$0.09	$0.10	$(0.67)

Diluted	$0.03	$0.09	$0.09	$(0.67)

Shares used in computation of per share data:
Basic	356,237	356,760	355,475	351,822
Diluted	363,697	362,498	361,072	359,829

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$12,687	$32,790	$34,169	$(237,447)
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized gains arising during the period	156,113	77,613	175,815	38,003
Realized gains on securities sold included in net income (loss)	(17,755)	(17,899)	(35,835)	(26,740)
Tax expense	(50,493)	(22,139)	(49,175)	(3,603)

Net change in unrealized gains on available-for-sale securities	87,865	37,575	90,805	7,660

Change in fair value of cash flow hedging instruments:
Unrealized losses arising during the period	(40,783)	(65,877)	(51,584)	(39,936)
Recognized interest expense on de-designated cash flow hedges included in net income (loss)	31,661	15,102	64,034	15,526
Tax benefit	2,596	22,139	1,139	11,598

Net change in fair value of cash flow hedging instruments	(6,526)	(28,636)	13,589	(12,812)

Foreign currency translation	(1,010)	5,769	1,910	5,523

Other comprehensive income	80,329	14,708	106,304	371

Comprehensive income (loss)	$93,016	$47,498	$140,473	$(237,076)

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							34,169		34,169
Net change in unrealized gains on available-for-sale securities, net of tax								90,805	90,805
Net change in fair value of cash flow hedging instruments, net of tax								13,589	13,589
Foreign currency translation								1,910	1,910
Exercise of stock options and purchase plans, including tax benefit			3,988	41	18,262				18,303
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Issuance of restricted stock			1,633	16	12,436	(12,352)			100
Amortization of deferred stock compensation						679			679
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock	(40)		40						—

Balance, June 30, 2003	1,587	$16	360,258	$3,603	$2,199,627	$(13,426)	$(399,323)	$(125,153)	$1,665,344

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	1,826	$18	347,592	$3,476	$2,072,701	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914
Net loss								(237,447)		(237,447)
Net change in unrealized gains on available-for-sale securities, net of tax									7,660	7,660
Net change in fair value of cash flow hedging instruments, net of tax									(12,812)	(12,812)
Foreign currency translation									5,523	5,523
Exercise of stock options and purchase plans, including tax benefit			2,596	26	15,183					15,209
Repurchases of common stock			(2,666)	(26)	(15,063)					(15,089)
Issuance of common stock in exchange for retirements of convertible subordinated notes			6,452	64	55,284					55,348
Collection of shareholders’ notes receivable						2,305				2,305
Amortization of deferred stock compensation			(964)	(10)	(5,939)		4,625			(1,324)
Issuance of common stock for purchase acquisitions and equity investments			15,210	153	114,348					114,501
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock	(164)	(1)	164	1						—

Balance, June 30, 2002	1,662	$17	368,384	$3,684	$2,236,514	$(30,402)	$(23,485)	$(484,534)	$(197,006)	$1,504,788

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,169	$(237,447)
Non-cash items included in net income (loss):
Cumulative effect of accounting change	—	293,669
Provision for loan losses	18,161	7,765
Depreciation, amortization and discount accretion	216,602	118,105
Realized loss on impairment of investments	8,209	5,136
Equity in income of subsidiaries and investments	(7,289)	(3,901)
Non-cash restructuring costs and other exit charges	47,788	1,405
Amortization of deferred stock compensation	679	4,625
Deferred income taxes	41,399	35,342
(Gain) loss on disposition of assets	(147)	1,342
Gain on sale of investments	(50,727)	(14,646)
Gain on sale of German Subsidiary	(4,475)	—
Unrealized losses on venture funds	3,634	5,064
Compensation expense for ESPP escrow shares	—	416
Gain on early extinguishment of debt	—	(5,201)
Other	19,495	(31,578)
Net effect of changes in brokerage-related assets and liabilities:
Cash and investments required to be segregated under Federal or other regulations	(611,201)	40,209
Brokerage receivables	(494,031)	262,885
Brokerage payables	1,105,849	(233,393)
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	8,166,592	5,207,070
Purchases and originations of loans held-for-sale	(7,425,398)	(4,122,960)
Proceeds from sales, repayments and maturities of trading securities	6,170,966	7,635,636
Purchases of trading securities	(6,250,333)	(7,856,452)
Net realized gain on loans held-for-sale	(133,946)	(72,230)
Other changes, net:
Other assets	(115,819)	41,866
Accrued interest receivable and payable, net	13,887	(5,219)
Income taxes	37,478	3,851
Accounts payable, accrued and other liabilities	89,394	(121,709)
Restructuring liabilities	(7,414)	(17,818)

Net cash provided by operating activities	$873,522	$941,832

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(10,277,750)	$(5,748,128)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	9,851,171	4,828,639
Net increase in loans receivable	(545,919)	(715,085)
Decrease in restricted deposits	—	71,888
Cash paid for business acquisition	(3,093)	—
Purchases of property and equipment, net of property and equipment received in business acquisitions	(19,178)	(98,753)
Proceeds from sales of property and equipment	5,061	—
Investing derivative activity	(73,146)	(232,783)
Other	1,961	(1,194)

Net cash used in investing activities	(1,060,893)	(1,895,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	693,536	251,859
Advances from the Federal Home Loan Bank	555,000	987,055
Payments on advances from the Federal Home Loan Bank	(909,000)	(1,037,055)
Net increase in securities sold under agreements to repurchase	180,603	680,008
Net increase (decrease) in other borrowed funds	(168,264)	303,388
Proceeds from issuance of trust preferred securities	24,250	24,260
Proceeds from issuance of common stock from associate stock transactions	16,757	12,019
Payments on Company loans and lines of credit	(5,090)	(12,276)
Repayment of capital lease obligations	(2,478)	(8,653)
Repurchase of treasury stock	—	(15,089)
(Issuances) repayments of loans to related parties and associates, net of loans repaid/issued	666	(3,194)
Financing derivative activity	(89,978)	(50,557)
Other	—	1,571

Net cash provided by financing activities	296,002	1,133,336

INCREASE IN CASH AND EQUIVALENTS	108,631	179,752
CASH AND EQUIVALENTS—Beginning of period	773,605	836,201

CASH AND EQUIVALENTS—End of period	$882,236	$1,015,953

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$1,938	$2,773

Reclassification of loans held-for-sale to loans held-for-investment	$228,700	$66,863

Transfer from loans to other real estate owned and repossessed assets	$18,927	$17,365

Assets acquired under capital lease obligations	$2,678	$763

See accompanying notes to unaudited consolidated financial statements.

E*TRADE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE Group, Inc. (the “Company”, “Parent” or “E*TRADE”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These principal subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), formerly E*TRADE Securities, Incorporated, a securities broker-dealer;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

Dempsey & Company, LLC (“Dempsey”), a specialist and market-making firm;

E*TRADE Professional Trading, LLC, a registered broker-dealer for professional traders;

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

E*TRADE Financial Corporation (“ETFC”), the holding company of E*TRADE Bank and E*TRADE Global Asset Management, Inc.;

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Banking and Brokerage Segments;

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

Basis of Presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the six months ended June 30, 2003 may not indicate future results. Certain prior period amounts have been reclassified to conform to the current presentation. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Group, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities—FIN No. 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities such as research and development or other activities on behalf of other companies. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 apply to VIEs created after January 31, 2003. For VIEs existing prior to January 31, 2003, consolidation requirements are effective in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established.

FIN No. 46 defines certain trusts, which would include those established by bank holding companies to raise capital, as VIEs. ETFC has established twelve trusts through June 2003, two of which were established subsequent to January 31, 2003 (see Note 10). Because the Company is not the primary beneficiary of these trusts as defined by FIN No. 46, the Company will discontinue the consolidation of trusts established prior to January 31, 2003 on a prospective basis effective July 1, 2003. The Company has adopted the disclosure provisions and the consolidation provisions of FIN No. 46 for all VIEs created subsequent to January 31, 2003. As of June 30, 2003, adoption of the consolidation provisions of FIN No. 46 resulted in the classification of $24.8 million of subordinated debt obligations issued by ETFC in March and April 2003 to ETFC Capital Trusts IX and X, respectively out of a mezzanine obligations into Borrowings by Bank subsidiary in the accompanying unaudited consolidated balance sheets. The related interest expense on the subordinated debentures of $0.3 million related to ETFC Capital Trusts IX and X is classified in banking interest expense instead of in minority interest, net of tax, in the accompanying unaudited consolidated statements of operations.

In accordance with FIN No. 46, in the three months ended September 30, 2003, the Company will deconsolidate ETFC Capital Trusts I through VIII and TeleBanc Capital Trusts I and II, which were all established prior to January 31, 2003. The effect of this change in accounting principle will result in $143.5 million being reported in liabilities effective July 1, 2003, which is currently classified as a mezzanine obligation in the accompanying unaudited consolidated balance sheets. Related interest expense for the three months ended September 30, 2003, estimated to be $2.3 million, will be recorded in banking interest expense instead of minority interest, net of tax. In accordance with FIN No. 46, the changes in accounting principle will be applied prospectively and prior periods will remain as previously reported.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities—SFAS No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and

Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. The Company believes that SFAS No. 149 will not have a material impact on the accounting or reporting of its derivatives.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity—SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. As the Company previously adopted the provisions of FIN No. 46, SFAS No. 150 is not expected to have a further impact on the Company’s financial position or results of operations.

NOTE 3.    SEGMENT INFORMATION

In continuing to evaluate current operations, beginning in 2003, the Company revised its management reporting to reflect the manner in which its chief operating decision maker assesses Company performance and makes resource allocation decisions. As a result, the Company separates its financial services into two segments: Brokerage and Banking.

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

BSG activities, wealth management and other services focused on retirement and college savings plans and delivery of electronic investment advice are not material and have characteristics comparable to the offerings of other retail brokerage firms and therefore continue to be aggregated in the Brokerage Segment. Further restructuring and exit of certain of these activities in 2003 (see Note 12) may further reduce the size and impact of the Company’s wealth management and global businesses.

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

The following amounts for the three and six months ended June 30, 2002 have been presented to conform to the revised segment format (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Brokerage	Banking	Total	Brokerage	Banking	Total
Commissions	$85,780	$—	$85,780	$71,352	$—	$71,352
Principal transactions	58,640	—	58,640	52,092	—	52,092
Interest income	34,868	181,593	216,461	50,975	191,424	242,399
Interest expense	(1,877)	(117,954)	(119,831)	(3,089)	(137,852)	(140,941)
Gain on sales of originated loans	—	62,025	62,025	—	22,613	22,613
Gain on sale of loans held-for-sale and securities, net	—	21,238	21,238	—	17,054	17,054
Provision for loan losses	—	(7,828)	(7,828)	—	(4,383)	(4,383)
Other revenues	45,269	19,333	64,602	43,799	12,077	55,876

Net revenues	222,680	158,407	381,087	215,129	100,933	316,062

Cost of services	104,255	57,011	161,266	95,377	38,418	133,795
Selling and marketing	29,919	16,833	46,752	42,217	6,797	49,014
Technology development	11,982	3,095	15,077	12,196	2,847	15,043
General and administrative	38,329	28,069	66,398	31,607	19,225	50,832
Amortization of other intangibles	4,970	3,140	8,110	4,780	2,777	7,557
Acquisition-related expenses	787	228	1,015	7,406	—	7,406
Restructuring and other exit charges	68,378	7,729	76,107	1,798	(170)	1,628
Executive agreement	—	—	—	(16,561)	(6,924)	(23,485)

Total cost of services and operating expenses	258,620	116,105	374,725	178,820	62,970	241,790

Operating income (loss)	$(35,940)	$42,302	$6,362	$36,309	$37,963	$74,272

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Brokerage	Banking	Total	Brokerage	Banking	Total
Commissions	$146,668	$—	$146,668	$153,879	$—	$153,879
Principal transactions	100,850	—	100,850	107,407	—	107,407
Interest income	69,188	368,979	438,167	104,026	394,092	498,118
Interest expense	(4,390)	(239,287)	(243,677)	(6,982)	(286,703)	(293,685)
Gain on sales of originated loans	—	118,420	118,420	—	47,288	47,288
Gain on sale of loans held-for-sale and securities, net	—	36,453	36,453	—	38,676	38,676
Provision for loan losses	—	(18,161)	(18,161)	—	(7,765)	(7,765)
Other revenues	87,165	37,372	124,537	80,560	22,461	103,021

Net revenues	399,481	303,776	703,257	438,890	208,049	646,939

Cost of services	198,670	111,171	309,841	198,106	76,441	274,547
Selling and marketing	59,421	30,745	90,166	91,440	26,538	117,978
Technology development	23,567	5,699	29,266	24,218	5,329	29,547
General and administrative	65,233	56,173	121,406	65,384	39,477	104,861
Amortization of other intangibles	9,858	3,190	13,048	9,284	4,997	14,281
Acquisition-related expenses	1,259	1,063	2,322	8,666	—	8,666
Restructuring and other exit charges	69,231	9,418	78,649	1,703	(298)	1,405
Executive agreement	—	—	—	(16,561)	(6,924)	(23,485)

Total cost of services and operating expenses	427,239	217,459	644,698	382,240	145,560	527,800

Operating income (loss)	$(27,758)	$86,317	$58,559	$56,650	$62,489	$119,139

Segment Assets:
As of June 30, 2003	$5,665,970	$17,534,509	$23,200,479
As of December 31, 2002	$4,400,434	$17,133,814	$21,534,248

No single customer accounted for greater than 10% of total revenues in the three and six months ended June 30, 2003 or 2002.

NOTE 4.    BUSINESS COMBINATIONS AND PORTFOLIO ACQUISITIONS

E*TRADE Professional

In June 2002, the Company acquired Tradescape Securities, LLC, a direct access brokerage firm for professional traders, together with Tradescape Technologies, LLC, a high-speed provider of direct access trading software, technology and network services and Momentum Securities, LLC, a brokerage firm for professional traders (collectively, “E*TRADE Professional”), for an aggregate purchase price of approximately $96.2 million, comprised of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million, $8.2 million for the fair value of operating leases assumed by the Company and other charges of approximately $4.9 million. During the six months ended June 30, 2003, the Company increased the amount of goodwill by $12.1 million related to the resolution of certain additional liabilities, including $7.0 million in resolved claims (see Purchase of Trading Relationships below) that existed but were not recorded at the date of acquisition. The results of E*TRADE Professional’s operations have been combined with those of the Company since the date of acquisition.

Purchase of Trading Relationships

In June 2003, the Company purchased interests in certain professional trading relationships represented by Class B shares of E*TRADE Professional Trading, LLC (minority interests involved in E*TRADE Professional) and resolved certain legal claims that existed prior to the Company’s purchase of E*TRADE Professional. The Company agreed to pay $11.7 million in cash and stock over a three-year period: $7.0 million designated as a resolution of claims (see E*TRADE Professional above), $1.2 million to return trading capital to the minority interests, $2.5 million for intangible assets associated with trading relationships and $1.0 million in other non-compete and service agreement termination costs. There are no earnings or performance contingencies for these scheduled payments. The goodwill was recorded in the Brokerage Segment and the intangibles will be amortized over four years under an accelerated method.

Credit Card Portfolio Acquisition

In June 2003, the Company purchased credit card loans to further diversify the loan portfolio in its Banking Segment. Related to this acquisition, the Company recorded an intangible asset of approximately $13.3 million to reflect the fair value of the acquired customer relationships; the intangible asset was recorded in the Banking Segment. The Company additionally recorded a purchased reserve of $2.6 million, which reflects the transfer of the estimated reserves previously recorded on the seller’s books for this portfolio.

XtraCash ATMs

In February 2003, E*TRADE Access acquired a portfolio of more than 4,000 ATMs from XtraCash ATM, a subsidiary of Amicus FSB, the U.S. unit of Canada’s CIBC, for $10.1 million in cash. As a result, the Company recorded $9.2 million in ATM contract intangible assets and $0.9 million in property and equipment.

Ganis Credit Corporation

In December 2002, the Company acquired 100% of the issued and outstanding capital stock of Ganis, a wholly-owned subsidiary of Deutsche Bank AG, a recreational vehicle, marine and other consumer loan originator and servicer, for an aggregate purchase price of $1,890.3 million, comprised of approximately $56.2 million of cash and the assumption of $1,834.1 million of debt. As part of this acquisition, the Company also acquired consumer loans totaling $1.9 billion. The acquisition was part of the Bank’s ongoing diversification of its asset portfolio. The results of Ganis’ operations have been combined with those of the Company since the date of acquisition. The Company paid an additional amount of approximately $1.0 million, which represents management continuity payments associated with its acquisition of Ganis. These charges were recorded as acquisition-related expenses for the six months ended June 30, 2003. During the six months ended June 30, 2003, the Company finalized its purchase price valuation with respect to its intangible assets, whereby the Company recorded a $1.6 million increase in the distribution intangible asset to $7.8 million from $6.2 million. Additionally, the Company recorded an increase to goodwill of $3.8 million, which included a reserve of $3.2 million, net of tax adjustments, related to the anticipated relocation of the Ganis facility. The $3.2 million represents the tax affected present value of the contractual lease payments for the current facility, less any projected sublease income. The following table summarizes the amount recorded as goodwill (in thousands):

Goodwill at December 31, 2002	$33,991
Purchase price adjustments	3,802

Goodwill at June 30, 2003	$37,793

The Ganis acquisition was accounted for under the purchase accounting method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. As of June 30, 2003, the Company has not finalized its determination of the amount of certain Ganis assets and liabilities that existed at the date of acquisition. The Company anticipates finalizing these amounts by December 2003.

The proforma information below sets forth the results of operations of the Company as if the acquisitions of Ganis, Engelman Securities, Inc. (“Engelman”) and E*TRADE Professional occurred at the beginning of 2002 and includes the effect of amortization of intangibles acquired from that date (in thousands, except per share amounts):

Six Months Ended June 30, 2002
Net revenues	$708,263
Income before cumulative effect of accounting change	$52,167
Net loss	$(241,502)
Basic and diluted income before cumulative effect of accounting change per share	$0.14
Basic and diluted loss per share	$(0.66)

The proforma information is for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of 2002.

NOTE 5.    BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Receivable from customers and non-customers (less allowance for doubtful accounts of $2,525 at June 30, 2003 and $3,062 at December 31, 2002)	$1,451,848	$1,153,000
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	156,809	53,912
Deposits paid for securities borrowed	353,689	279,214
Securities failed to deliver	3,617	1,707
Other	44,031	12,256

Total brokerage receivables, net	$2,009,994	$1,500,089

Payable to customers and non-customers	$3,126,501	$2,178,175
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	771,569	581,534
Securities failed to receive	5,520	3,117
Other	31,297	29,184

Total brokerage payables	$3,934,887	$2,792,010

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,177.0 million at June 30, 2003 and $979.5 million at December 31, 2002. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying unaudited consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings, or for delivery to counterparties to cover customer short positions. As of June 30, 2003, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $1,639.3 million. Of this amount, $952.0 million has been pledged or sold as of June 30, 2003 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at June 30, 2003 are amounts from transactions involving MJK Clearing and two other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 15. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 6.    LOANS, NET

Loans, net are summarized as follows (in thousands):

	June 30, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,359,595	$892,918	$2,252,513
Home equity lines of credit and second mortgage loans	555,897	20	555,917
Other real estate loans	13,147	101	13,248
Consumer and other loans:
Automobile loans	1,500,769	—	1,500,769
Recreational vehicle loans	1,894,218	41,850	1,936,068
Marine loans	566,245	13,237	579,482
Other consumer loans	219,891	409	220,300

Total loans	6,109,762	948,535	7,058,297
Unamortized premiums, net	211,457	15,528	226,985
Less allowance for loan losses	(32,672)	—	(32,672)

Total loans, net	$6,288,547	$964,063	$7,252,610

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,614,048	$1,765,441	$3,379,489
Home equity lines of credit and second mortgage loans	354,576	192	354,768
Other real estate loans	13,518	106	13,624
Consumer and other loans:
Automobile loans	1,481,695	—	1,481,695
Recreational vehicle loans	1,344,405	22,471	1,366,876
Marine loans	453,783	—	453,783
Other consumer loans	152,645	—	152,645

Total loans	5,414,670	1,788,210	7,202,880
Unamortized premiums, net	165,977	24,529	190,506
Less allowance for loan losses	(27,666)	—	(27,666)

Total loans, net	$5,552,981	$1,812,739	$7,365,720

The following table presents information about our non-accrual loans and repossessed assets as of the periods indicated (dollars in thousands):

	June 30, 2003	December 31, 2002
Real estate loans:
One-to-four-family	$19,762	$22,497
Home equity lines of credit and second mortgage loans	24	81
Automobile loans	1,186	2,277
Recreational vehicle loans	1,554	1,486
Marine loans	443	94
Other	383	53

Total non-performing loans, net	23,352	26,488
Total REO and other repossessed assets, net	4,842	6,723

Total non-performing assets, net	$28,194	$33,211

Total non-performing assets, net, as a percentage of total bank assets	0.16%	0.19%

Total loss allowance as a percentage of total non-performing loans, net	139.91%	104.45%

Interest income is not accrued for loans classified as non-performing and any income accrued through the initial 90-day delinquency is reversed. Had these loans been current as of June 30, 2003, additional income of $0.4 million would have been recognized in the three months ended June 30, 2003, $0.4 million in the three months ended June 30, 2002, $0.8 million in the six months ended June 30, 2003 and $0.9 million in the six months ended June 30, 2002. In the three and six months ended June 30, 2003, $0.1 million of interest was recognized on nonaccrual loans at June 30, 2003. As of June 30, 2003, there were no commitments to lend additional funds to any of these borrowers.

Allowance for Loan Losses

The allowance for loan losses is established and maintained through charges against current earnings to absorb unidentified losses that are inherent in the loan portfolio as of the balance sheet date. As of June 30, 2003, management considers the balance of the allowance for loan losses sufficient to absorb probable losses that are inherent in the loan portfolio, over the next twelve months; this is consistent with the Company’s existing policy.

The Company’s loan portfolio is almost entirely comprised of homogeneous loans. In estimating the level of credit losses inherent in the loan portfolio, management segments the loans into components that have similar risk characteristics, analyzes historic performance by portfolio segment, compares performance against industry charge-off rates, and makes adjustments to the allowance for loan losses based on estimates relating to economic conditions, trends and their relative impact on the loan portfolio. In the event that national or regional economic conditions change significantly in a manner not previously included in management’s estimates, loss factors applied to the segmented loan portfolios may need to be revised, which may significantly impact the measurement of the adequacy of the allowance for loan losses.

For loan portfolios that have been newly acquired or originated that do not have sufficient historical performance data, management will utilize industry charge-off rates and other relevant factors to determine the appropriate level of the allowance for loan losses by portfolio segment.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Allowance for loan losses, beginning of the period	$29,194	$16,699	$27,666	$19,874
Provision for loan losses	7,828	4,383	18,161	7,765
Purchased reserve	2,606	—	2,606	—
Charge-offs	(13,140)	(7,819)	(27,338)	(15,955)
Recoveries	6,184	2,446	11,577	4,025

Allowance for loan losses, end of period	$32,672	$15,709	$32,672	$15,709

The following table allocates the allowance for loan losses by major loan category. This allocation does not necessarily restrict the use of the allowance from absorbing losses in any other categories (dollars in thousands):

	Consumer and Other Loans		Real Estate Loans		Total
	Allowance	Allowance as % of consumer loans held-for- investment	Allowance	Allowance as % of real estate loans held-for- investment	Allowance	Allowance as % of total loans held-for- investment
June 30, 2003	$29,775	0.69%	$2,897	0.15%	$32,672	0.52%
March 31, 2003	$25,008	0.68%	$4,186	0.22%	$29,194	0.52%
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%
September 30, 2002	$11,165	0.61%	$4,544	0.20%	$15,709	0.37%
June 30, 2002	$6,114	0.29%	$9,595	0.19%	$15,709	0.22%

The allowance for loans losses as a percentage of held-for-investment consumer loans increased from 0.29% as of June 30, 2002 to 0.69% as of June 30, 2003, as a result of a significant change in the Company’s Allowance for Loan and Lease Loss Policy. Effective September 30, 2002, the required allowance for consumer loans was increased from six months to twelve months of expected losses inherent in the portfolio. In addition, at June 30, 2002, the consumer loan portfolio contained a large concentration of newly originated automobile loans that were unseasoned, and expected to charge-off at a gradually increasing rate over the next twelve months. At June 30, 2003, the automobile loan portfolio has a greater concentration of more seasoned loans that charge-off at a higher rate.

The total allowance for loan losses allocated to the Bank’s mortgage loan portfolio was reduced by $1.3 million, or 31% during the six months ended June 30, 2003 to reflect changes in management’s loss estimate for higher risk property locations, that have performed better than originally estimated. As new information has become available resulting in a lower level of expected loss inherent in the mortgage loan portfolio, management has made corresponding adjustments to the level of the allowance allocated to the portfolio.

NOTE 7.    INVESTMENTS

Investments are comprised of trading, available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Also included in investments are investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence. These investments are accounted for using the equity method. Investments in securities in which there is a less than 20% ownership are carried at cost.

The carrying amounts of investments are shown below (in thousands):

	June 30, 2003	December 31, 2002
Trading securities	$459,482	$396,579
Available-for-sale investment securities:
Corporate bonds	225,694	352,590
Municipal bonds	15,550	32,561
Asset-backed securities	1,630,695	737,582
Other debt securities and money market funds	85,278	1,278
Publicly-traded equity securities	330,565	136,661

Total available-for-sale investment securities	2,287,782	1,260,672

Equity method and other investments:
Joint ventures	11,911	61,451
Venture capital funds	18,766	18,613
Other investments	23,961	33,132

Total equity method and other investments	54,638	113,196

Total investments	$2,801,902	$1,770,447

Available-for-Sale Investment Securities

E*TRADE Japan K.K.—Prior to June 2, 2003, the Company accounted for its ownership in E*TRADE Japan K.K. under the equity method as the Company owned 35.8% of the outstanding common stock of E*TRADE Japan K.K. and one of the Company’s employees held a seat on the Board of Directors of E*TRADE Japan K.K. In the table above, the investment is reported for the period ending December 31, 2002 under joint ventures. The investment constitutes $57.8 million of the total reported value of $61.5 million at December 31, 2002. On June 2, 2003, E*TRADE Japan K.K. merged with Softbank Investment Corporation (“SBI”) and the Company exchanged its 35.8% ownership in E*TRADE Japan K.K. for 19.8% of the common stock of SBI. Following this exchange, the Company determined it no longer exercised significant influence or control over SBI and therefore, should account for its investment in SBI under the cost method as an available-for-sale investment security. The Company recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of their book value on the June 2, 2003 exchange date. As a result, the Company now reflects the original basis of $57.8 million in publicly-traded equity securities in the above investment table. As of June 30, 2003, the fair value of the Company’s investment in SBI is $193.0 million, with a gross unrealized gain of $109.0 million. The tax affected unrealized gain at June 30, 2003 is $71 million and is reflected in other comprehensive income as an unrealized gain on available-for-sale securities. The fair value of this investment has demonstrated significant volatility in the three months ended June 30, 2003 and may continue to do so.

As of June 30, 2003, the Company held as part of its investment portfolio $5.9 million of asset-backed securities issued by Metris Master Trust 2001-1, $8.0 million of Mitsubishi Motors Credit of America 2002-1 C and $10.3 million issued by Conseco Financial Securitizations Corporation. These securities are backed by loans and receivables from multiple underlying obligors and are not direct obligations of Metris Companies, Mitsubishi Motors Credit of America or Conseco Incorporated. As of June 30, 2003, the market values of these securities were $3.0 million, $5.1 million and $6.6 million, respectively. The Company performed a detailed credit and cash flow analysis of the underlying assets in each of these securities and does not believe this decline in market value presents an other-than-temporary impairment. The Company has the ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of June 30, 2003.

Equity Method and Other Investments

Venture Capital Funds

The Company has investments in the E*TRADE eCommerce Fund and ArrowPath Fund II (collectively, the “Funds”). Each of the Funds is managed by an independent general partner entity. The Company is a non-managing member and the Former CEO and Chief Strategic Investment Officer of the Company were the managing members of the general partner entities. During the three months ended March 31, 2003, both of these individuals ceased employment with the Company.

Other Investments

The Company recorded an other-than-temporary charge of $7.2 million for the three months ended June 30, 2003, $8.2 million for the six months ended June 30, 2003 and $3.1 million for the three and six months ended June 30, 2002 of gain (loss) on investments related to investments in privately-held companies accounted for under the cost method. On a quarterly basis, the Company evaluates its privately-held investments for factors which indicate that an other-than-temporary impairment may exist. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly-traded peers of the investee. In the three months ended June 30, 2003, the Company recorded an other-than-temporary impairment charge of $7.0 million related to a privately-held investment whereby the Company, in addition to performing the above review, obtained a third party independent valuation of the privately-held investment.

NOTE 8.    OTHER ASSETS AND LIABILITIES

As part of its normal operations, the Bank enters into commitments to buy and sell mortgage-backed securities in order to manage certain interest rate risk.

Receivable for Bank Securities Sold, Collateral Not Delivered

Included in other assets is receivable for Bank securities sold, collateral not delivered which represents a receivable due from third party brokers for mortgage-backed securities the Bank committed to sell but did not deliver to the brokers by the settlement date. The Bank was unable to deliver the securities primarily due to other parties failing to deliver similar securities to the Bank, which the Bank had committed to buy. The Bank’s interest rate risk exposure related to this receivable is mitigated by its commitments to purchase mortgage-backed securities from other third party brokers at a fixed price. Amounts were $185.7 million at June 30, 2003 and $241.7 million at December 31, 2002 related to these receivables.

Payable for Bank Securities Purchased, Collateral Not Received

Included in accounts payable, accrued and other liabilities is payable for Bank securities purchased, collateral not received which represents a payable due to third party brokers for mortgage-backed securities the Bank committed to buy, but did not receive from the brokers by the settlement date. The Bank’s interest rate risk exposure related to this payable is mitigated by its commitments to sell mortgage-backed securities to other third party brokers at a fixed price. Amounts were $214.1 million at June 30, 2003 and $130.5 million at December 31, 2002 related to these payables.

NOTE 9.    DEPOSITS

Deposits are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
Checking accounts, interest-bearing	$272,964	$241,798
Checking accounts, non-interest-bearing	25	21
Money market	4,424,715	4,036,682
Passbook savings	948	292
Certificates of deposit	3,890,230	3,720,959
Brokered certificates of deposit	505,344	400,581

	$9,094,226	$8,400,333

NOTE 10.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

ETFC raises capital through the formation of trusts, which sell trust preferred stock in capital markets. The capital securities issued by the trusts are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. The proceeds from the sale of securities by the trusts are used to purchase subordinated debentures issued by ETFC. Interest may be fixed or variable and is paid on a quarterly or semi-annual basis. The trust obligations are guaranteed by ETFC. ETFC contributes proceeds from the sale of its subordinated debentures to the Bank in the form of capital contributions.

On March 27, 2003, ETFC formed ETFC Capital Trust IX (“ETFCCT IX”), a business trust formed solely for the purpose of issuing capital securities. ETFCCT IX sold 15,000 shares of Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes.

On April 10, 2003, ETFC formed ETFC Capital Trust X (“ETFCCT X”), a business trust formed solely for the purpose of issuing capital securities. ETFCCT X sold 10,000 shares of Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. Approximately 51.5% of the net proceeds were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 48.5%, were held at ETFC for debt service coverage.

ETFCCT IX and ETFFCT X, established subsequent to January 31, 2003, are not consolidated with the results of the Company at June 30, 2003 in accordance with FIN No. 46 (see Note 2). For ETFCCT IX and ETFFCT X, mandatorily redeemable preferred capital securities held on the trusts’ books are not consolidated with the results of the Company and the preferred dividends issued by the trusts are not recorded in minority interest. Instead, the subordinated debentures issued by ETFC and purchased by these trusts, which would have been eliminated in consolidation, are reflected as subordinated debt obligations of the Company in Borrowings by Bank subsidiary in the accompanying unaudited consolidated balance sheet. As of June 30, 2003, the corresponding interest accrued on this subordinated debt is recorded in banking interest expense.

Trusts established prior to January 31, 2003 have been consolidated with the results of the Company through June 30, 2003. In consolidating these trusts, ETFC reflects the company-obligated mandatorily redeemable preferred capital securities of the consolidated trusts as a mezzanine level obligation. The preferred dividends on these securities are recorded as interest expense in minority interest, net of tax. See Note 2 for further discussion of the anticipated impact of FIN No. 46 for the three months ended September 30, 2003.

NOTE 11.    SHAREHOLDERS’ EQUITY

Restricted Common Stock and Deferred Stock Compensation

During the three months ended June 30, 2003, the Company issued 1.6 million shares of restricted stock to executive officers, thereby increasing the amount of deferred stock compensation in the accompanying unaudited consolidated balance sheets by $12.4 million, the fair market value of the shares on the date of grant. The officers’ right to retain these shares does not vest in any part until the five-year anniversary of the date of grant, at which time the right to retain the shares vest in full. The Company will recognize compensation expense related to these shares ratably over the five-year vesting period. In addition, during the three months ended March 31, 2003, as a result of the Company’s former CEO’s resignation in January 2003, 3.2 million unvested shares that were previously transferred to a Rabbi Trust were cancelled, thereby reducing the amount of deferred stock compensation in the accompanying unaudited consolidated balance sheets by $19.5 million.

Amortization of deferred stock compensation was $0.4 million for the three months ended June 30, 2003, $1.7 million for the three months ended June 30, 2002, $0.7 million for six months ended June 30, 2003 and $4.6 million for the six months ended June 30, 2002.

Supplemental Executive Retirement Plan

In 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan (“SERP”) program for executive officers. Contributions to the SERP were discretionary. With the exception of the Company’s former CEO, whose benefits vested immediately, no portion of a participant’s benefits became vested unless the individual had participated in the SERP for at least five years. Fifty percent of participant’s benefits were to vest over five years of participation in the SERP with the remaining benefits vesting over the next five years of participation or upon the participant’s attaining the age of sixty. In April 2003, the Company’s Board of Directors agreed to terminate the SERP. As part of the process of terminating the SERP, the Company plans to repatriate approximately $6.0 million of unallocated cash previously contributed to a Rabbi Trust.

Stock-Based Compensation

At June 30, 2003, the Company has stock-based employee compensation plans, which it accounts for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which encourages expensing options based on the application of a fair value methodology. However SFAS No. 123 allows the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to be applied. If any stock options are granted to employees below fair market value at the date of grant, the resulting stock-based employee compensation cost is reflected in the Company’s reported net income (loss), based on the intrinsic value. More than 99% of the Company’s grants of stock options in the three and six months ended June 30, 2003 and 2002 have been granted at fair market value and therefore are not expensed in accordance with APB Opinion No. 25.

The following table illustrates the effect on the Company’s reported net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$12,687	$32,790	$34,169	$(237,447)
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax	249	451	488	3,100
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(3,176)	(3,969)	(8,491)	(11,648)

Pro forma income (loss)	$9,760	$29,272	$26,166	$(245,995)

Income (loss) per share:
Basic—as reported	$0.04	$0.09	$0.10	$(0.67)

Basic—pro forma	$0.03	$0.08	$0.07	$(0.68)

Diluted—as reported	$0.03	$0.09	$0.09	$(0.67)

Diluted—pro forma	$0.03	$0.08	$0.07	$(0.68)

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions around stock price volatility, risk-free interest rate and expected life of the option, which greatly affect calculated fair values.

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	70%	61%	66%	71%
Risk-free interest rate	3%	4%	3%	4%
Expected life of option following vesting (in months)	15	47	21	36

Valuation of weighted average fair values for all option grants under SFAS No. 123 were $3.91 for the three months ended June 30, 2003, $3.94 for the three months ended June 30, 2002, $2.54 for the six months ended June 30, 2003 and $5.70 for the six months ended June 30, 2002. During the three and six months ended June 30, 2003, the Company granted approximately 4.8 million options to certain executive officers under terms that provided for vesting over four years. During the six months ended June 30, 2003, the Company granted approximately 6.1 million options to its non-executive employees under terms that provided for vesting within the year of grant, with a value of $1.47 per share.

NOTE 12.    RESTRUCTURING AND OTHER EXIT CHARGES

2003 Restructuring Plan

In April 2003, the Company announced its intention to finalize and implement a restructuring plan through the periods ended June 30, 2003 and September 30, 2003. The restructuring plan has two elements: facility consolidation and the exit and write-off of unprofitable product offerings and initiatives. The amount charged in the three months ended June 30, 2003 was $70.7 million and the amount expected to be charged in the three months ended September 30, 2003 is approximately $47.2 million for a total anticipated restructuring charge of approximately $117.9 million for the 2003 restructuring plan.

The rollforward of the 2003 restructuring reserve, as recorded in the three months ended June 30, 2003 is presented below (in thousands):

	Facility Consolidation	Other Exit Activity	Total
2003 restructuring and other exit charges recorded in the three months ended June 30, 2003	$23,299	$47,369	$70,668
Cash payments	(310)	(13,009)	(13,319)
Non-cash charges	(13,322)	(33,129)	(46,451)

Restructuring liabilities at June 30, 2003	$9,667	$1,231	$10,898

Facility Consolidation

The 2003 facility consolidation charge for the three months ended June 30, 2003 was $23.3 million, the significant majority representing a one-time charge to exit the E*TRADE Financial Center in New York. The charge also includes a pre-tax write-off (non-cash charges) of leasehold improvements and furniture and fixtures totaling $13.3 million. The charge did not include relocation costs, which are expensed as incurred. For the three months ended September 30, 2003, the Company expects to continue its consolidation of excess facilities and the reduction of excess square footage in offices located in Menlo Park and Rancho Cordova, CA. The Company estimates it will record an additional facility consolidation charge of approximately $37.8 million for the three months ended September 30, 2003.

Other Exit Activity

Other exit activity for the three months ended June 30, 2003, was $47.4 million related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In calculating charges, the Company used the negotiated contract termination fees or the net book value of assets less the amount of estimated proceeds upon disposition, if any. Included in these charges is approximately $15.3 million related to the exit of eAdvisor activity, of which the Company’s net share is approximately $10.2 million. The remaining portion of $5.1 million is allocated to the eAdvisor joint venture partner, as reflected in minority interest in subsidiaries, net of tax. Other charges included termination of consulting agreements, severance and cancellation penalties on various services that were no longer required. The Company estimates it will record an additional charge of approximately $9.4 million in other exit charges for the three months ended September 30, 2003, primarily related to the restructuring of its Denmark and Hong Kong brokerage operations.

2001 Facility Restructuring Plan

In August 2001, the Company announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a pre-tax charge of $202.8 million in 2001. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations.

The rollforward of the 2001 facility restructuring reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
2001 facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges recorded in 2001	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	128,469	52,532	21,764	202,765

Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543

2002 activity on 2001 facility restructuring reserve:
Adjustments and additional charges recorded in 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	69,123	—	1,033	70,156

2003 activity on 2001 facility restructuring reserve:
Adjustments and additional charges recorded in the six months ended June 30, 2003	11,237	—	(208)	11,029
Cash payments	(27,365)	—	(286)	(27,651)

Restructuring liabilities at June 30, 2003	$52,995	$—	$539	$53,534

Facility Consolidation

The initial 2001 facility restructuring charge included $128.5 million related to facility consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party sublease revenues. The charge also includes a pre-tax write-off (non-cash charges) of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs to be incurred over the next twelve months, which were expensed as incurred.

In 2002, the Company recognized an additional $7.3 million in facility consolidation expense as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall 2002 net increase in the facility consolidation reserve reflects lower than estimated sublease rental income combined with longer than estimated periods to sublet vacated facilities. The reserve also reflects the Company’s negotiations to terminate a significant contractual lease obligation that calls for a one-time payment of approximately $30.0 million by the Company in 2003, to facilitate the sale by the lessor of the property. In exchange for the payment to the buyer, the Company expects to receive full release from its future lease obligations upon the concurrent sale of the facility. The net increase in the facility consolidation reserve was partially offset by the decision to retain usage of certain facilities, resulting in the elimination of the facility obligation originally estimated for these facilities as well as the corresponding estimated sublease income.

In the six months ended June 30, 2003, the Company recognized an additional $11.2 million in facility consolidation expense comprised of $7.2 million resulting from the negotiation of a lease termination agreement with the remainder due to updated estimates of sublease income and sublease start dates driven by declining economic circumstances in certain commercial real estate markets.

Other Charges

Israel Activity

The Company recognized a $1.4 million charge related to exit activities in Israel during the three months ended March 31, 2003.

Sale of German Subsidiary

The Company entered into an agreement to sell its German subsidiary to an unrelated party in March 2003. The Company recorded an impairment loss on its German subsidiary as of December 31, 2002, as a result of these negotiations. The transaction was approved by the German regulatory authorities and closed in May 2003. Upon closure of the sale, the Company received cash proceeds of $4.9 million. In addition, the Company negotiated to receive future services and technology assets for its European operations from the buyer valued at $5.1 million. The Company recorded these future services in other assets and will amortize the value of these services over the anticipated period during, which actual services are expected to be received. As a result of the sale, the Company recognized a gain of $4.5 million. The gain was primarily attributable to the terms of the agreement which provided for a partial reimbursement to the Company for losses incurred through the regulatory approval holding period and to the appreciation in the EURO during the holding period.

NOTE 13.    INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,
	2003		2002
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income	$12,687	$12,687	$32,790	$32,790

Total weighted average basic shares outstanding	356,237	356,237	356,760	356,760
Effect of dilutive securities:
Weighted average options and restricted stock issued to employees	—	4,914	—	4,567
Weighted average warrants and contingent shares outstanding	—	2,546	—	1,171

Total weighted average diluted shares outstanding	356,237	363,697	356,760	362,498

Net income per share	$0.04	$0.03	$0.09	$0.09

	Six Months Ended June 30,
	2003		2002
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Income before cumulative effect of accounting change	$34,169	$34,169	$56,222	$56,222
Cumulative effect of accounting change, net of tax	—	—	(293,669)	(293,669)

Net income (loss)	$34,169	$34,169	$(237,447)	$(237,447)

Total weighted average basic shares outstanding	355,475	355,475	351,822	351,822
Effect of dilutive securities:
Weighted average options and restricted stock issued to employees	—	3,051	—	7,244
Weighted average warrants and contingent shares outstanding	—	2,546	—	763

Total weighted average diluted shares outstanding	355,475	361,072	351,822	359,829

Income (loss) per share:
Income before cumulative effect of accounting change	$0.10	$0.09	$0.16	$0.16
Cumulative effect of accounting change, net of tax	—	—	(0.83)	(0.83)

Net income (loss) per share	$0.10	$0.09	$(0.67)	$(0.67)

Excluded from the calculations of diluted income (loss) per share are 45.4 million shares for the three and six months ended June 30, 2003, 45.7 million shares for the three months ended June 30, 2002 and 46.6 million shares for the six months ended June 30, 2002 of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock are not included in the computation of diluted income (loss) per share because the options’ exercise price is greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Options excluded from computation of diluted income (loss) per share	24,152	26,661	29,705	18,616
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$6.56	$6.91	$5.50	$8.27

NOTE 14.    REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Professional and E*TRADE Clearing have elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities, E*TRADE Professional and E*TRADE Clearing maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	June 30, 2003
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC	$28,413	$192,591	$164,178
E*TRADE Securities LLC	$250	$49,896	$49,646
E*TRADE Global Asset Management, Inc.	$460	$7,104	$6,644
E*TRADE Professional Trading, LLC	$250	$583	$333
Dempsey & Company, LLC	$431	$21,813	$21,382
Engelman Securities, Inc.	$100	$1,901	$1,801
GVR Company, LLC	$1,000	$5,080	$4,080
Versus Brokerage Service (U.S.) Inc.	$100	$567	$467

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

The Company’s international broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at June 30, 2003. At June 30, 2003, these companies had an aggregate net capital of $46.0 million, required net capital of $16.8 million and excess net capital of $29.2 million.

As discussed in Note 15, in the three months ended June 30, 2003, E*TRADE Securities settled a lawsuit entitled “Fiserv Securities Inc. v. E*TRADE Securities, Inc.

Banking

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. As of June 30, 2003, the most recent date of notification, the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of June 30, 2003:
Total Capital to risk-weighted assets	$1,059,040	11.80%	>$	718,143	>8.0%	>$	897,679	>10.0%
Tier I Capital to risk-weighted assets	$1,026,493	11.43%	>$	359,072	>4.0%	>$	538,607	>6.0%
Tier I Capital to adjusted total assets	$1,026,493	5.94%	>$	691,426	>4.0%	>$	864,282	>5.0%

As of December 31, 2002:
Total Capital to risk-weighted assets	$988,127	11.70%	>$	675,608	>8.0%	>$	844,510	>10.0%
Tier I Capital to risk-weighted assets	$960,627	11.37%	>$	337,804	>4.0%	>$	506,706	>6.0%
Tier I Capital to adjusted total assets	$960,627	5.67%	>$	677,212	>4.0%	>$	846,515	>5.0%

NOTE 15.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. On July 11, 2003, E*TRADE Securities filed an amended statement of claim, asserting a cause of action for fraud against Wedbush, and seeking, in addition to the approximately $15 million in compensatory damages originally sought, punitive and exemplary damages, and attorneys’ fees and costs. The NYSE arbitrators have scheduled a hearing in this matter to commence on March 2, 2004. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. On May 8, 2003, E*TRADE Securities and Fiserv entered into a Settlement Agreement Assignment and Mutual Release without admission of liability. In that agreement, Fiserv released E*TRADE Securities from all claims arising out of, among other things, transactions relating to bonds issued by Imperial Credit Industries, Inc. which were at issue in the litigation. Based on recoveries from third parties involved in this situation, the settlement had no net impact on the Company’s financial condition or results of operations other than to reduce the related brokerage receivable from MJK and payable to Fiserv by the amount of the settlement. The parties also expressed a desire to resume normal business operations between them and have subsequently done so.

•

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc. v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities’ cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. On May 20, 2003, the Magistrate Judge issued a Report and Recommendation to the District Court denying E*TRADE Securities’ Motion to Amend its Answer and Counterclaims to add certain affirmative defenses and certain counterclaims against Nomura. On June 9, 2003, E*TRADE Securities filed its Objection to the Report and Recommendation. Oral argument was heard by the District Court on June 25, 2003. No decision from the District Court has been received. At this time the Company is unable to predict the ultimate outcome of this dispute.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota captioned “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company has opposed those motions. On May 8, 2003, E*TRADE Securities and Deutsche Bank AG, Deutsche Bank Securities, Inc., Deutsche Bank Securities Limited and Wayne Breedon (the “Deutsche defendants”) entered into an agreement to settle the allegations in the complaint described above with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, will be dismissed from the complaint described above, and the parties agreed to execute mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. At this time, the Company is unable to predict the ultimate outcome of this dispute in relation to the parties with which it has not settled.

During the three months ended June 30, 2003, the Company negotiated additional third party reimbursements in these matters, the details of which are subject to confidentiality obligations. The ultimate resolution of these matters may still be material to the Company’s operating results or cash flows for any particular period. However, in view of the Company’s current assessment of the remaining exposure in these matters and various third party reimbursements negotiated to date, the Company believes that the net legal reserve of approximately $7 million recorded in the three months ended June 30, 2003 is appropriate at this time.

The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

The Company is a defendant in other civil actions arising in the normal course of business. These currently include, among other actions, two putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced. In one of these two cases, filed by Truc Q. Hoang, plaintiffs recently lost an appeal of an underlying order denying class certification. In the other, filed by Elie Wurtman, plaintiff’s appeal of an underlying trial court order denying class certification is pending. (See Part II. Item 1. “Legal and Administrative Proceedings” for a complete discussion of these matters.) The Company believes that these actions are without merit and continues to defend against them vigorously. Although class certification has been denied or overturned in each of these cases, the Company is unable to predict the ultimate outcome of these matters, and an unfavorable outcome in any of these matters could harm the Company’s business.

On or about April 17, 2002, a putative class action was filed in the Superior Court of California and for the County of Los Angeles entitled, “Lisa Arroyo, et al., v. E*TRADE Group, Inc.,” alleging unspecified damages based on allegations that E*TRADE Mortgage misclassified certain classes of employees as “exempt” rather than “non-exempt” employees under California law. Plaintiffs now claim on behalf of themselves and all prospective members of the class that they are entitled to lost overtime and other wages or benefits. The Company has answered plaintiffs’ complaint and denied the claims set forth therein. In addition, the Company intends to vigorously oppose any request by plaintiffs seeking an order from the trial court granting plaintiffs class certification. Although investigation and discovery are continuing, the Company is unable to predict the ultimate outcome of this dispute at this time.

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

Commitments

As of June 30, 2003, the Bank had commitments to purchase $889.9 million in fixed rate and $207.5 million in variable rate loans, commitments to sell $659.6 million in fixed rate and $120.4 million in variable rate loans, commitments to originate $2,006.3 million in fixed rate and $133.0 million in variable rate loans and commitments to purchase $185.7 million and sell $214.1 million in securities. In addition, the Bank had certificates of deposit approximating $2,875.1 million scheduled to mature in less than one year and unfunded commitments to extend credit totaling $979.2 million. In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying unaudited consolidated balance sheets.

During the three months ended June 30, 2003, E*TRADE Access agreed to make certain modifications to all ATMs owned by E*TRADE Access. The commitment was made in an agreement dated June 9, 2003 between E*TRADE Access, on the one hand, and the Massachusetts Attorney General’s office and the National Federation for the Blind (the “NFB”), on the other. Pursuant to this agreement, E*TRADE Access will modify the ATMs it owns over time to provide audio support for users who are sight-impaired. As modifications are made, the Company will capitalize these amounts in property and equipment and depreciate them over the remaining life of the ATMs.

Currently, there remains a dispute between E*TRADE Access and both the Massachusetts Attorney General’s Office and the NFB, as to the obligations, if any, of E*TRADE Access under the American with Disabilities Act (“ADA”) to provide similar equipment modifications to ATMs in the E*TRADE Access network that are owned by individual merchants. On June 6, 2003, E*TRADE Access filed a declaratory relief action against the NFB entitled, “E*TRADE Access, Inc. v. National Federation of the Blind, Inc.,” No. 03-743-A. (United States District Court for the Eastern District of Virginia). In this action, E*TRADE Access seeks a declaration that it is not obligated under the ADA to make equipment modifications to ATMs it does not own. On June 25, 2003, the Massachusetts Attorney General’s Office, the NFB and certain individuals filed a complaint against E*TRADE Access and the Bank in the United States District Court for the District of Massachusetts entitled “Commonwealth of Massachusetts, et al, v. E*TRADE Access, Inc., et al.,” 03-11206-MEL. The complaint alleges violations of the ADA, the Massachusetts Public Accommodations Act and the Massachusetts Equal Rights Act because merchant-owned ATMs participating in E*TRADE Access’ ATM network do not have audio capabilities and, therefore, are allegedly inaccessible to the sight-impaired. The action seeks declaratory relief, injunctive relief, unspecified actual damages, punitive damages, attorney’s fees, litigation expense and costs. E*TRADE Access and the Bank will vigorously defend its position in all matters. At this time, the Company is unable to predict the outcome of these actions.

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in the fair value of certain loans, mortgage-backed and investment securities. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the accompanying unaudited consolidated statements of operations in other income (expense) as the fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in losses of $9.6 million for the three months ended June 30, 2003, losses of $1.9 million for the three months ended June 30, 2002, losses of $15.7 million for the six months ended June 30, 2003 and losses of $5.6 million for the six months ended June 30, 2002. The $9.6 million of hedge ineffectiveness for the three months ended June 30, 2003, consists of $1.5 million in net gain from the change in the fair value of active fair value hedge relationships and $11.1 million in losses on de-recognized fair value hedge relationships.

De-recognized Fair Value Hedges

During the three and six months ended June 30, 2003 and June 30, 2002, certain fair value hedges were de-recognized and therefore hedge accounting was discontinued during the period. The effectiveness of each fair value hedge relationship that was discontinued during the period is measured up until the de-recognition date. Through the date(s) of de-recognition, the Company realized losses on fair value hedge ineffectiveness of $11.1 million for the three months ended June 30, 2003, $0.3 million for the three months ended June 30, 2002,

$18.4 million for the six months ended June 30, 2003 and $5.5 million for the six months ended June 30, 2002. The ineffectiveness associated with these de-recognized hedges is included in the accompanying unaudited consolidated statements of operations as a component of the fair value adjustments of financial derivatives.

The changes in fair value of derivative instruments after the discontinuance of fair value hedge accounting were recorded in gain on sale of loans held-for-sale and securities, net, in the accompanying unaudited consolidated statements of operations and totaled $2.7 million of losses for the three months ended June 30, 2003, $3.0 million of losses for the three months ended June 30, 2002, $2.7 million of losses for the six months ended June 30, 2003 and $4.1 million of gains for the six months ended June 30, 2002.

The following table summarizes information related to our financial derivatives in fair value hedge relationships as of June 30, 2003 (dollars in thousands):

Assets Hedged: Derivative Instrument:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (Years)
		Asset	Liability	Net
Loans:
Pay fixed interest rate swaps	$2,136,000	$733	$(23,802)	$(23,069)	2.22%	1.28%	2.50
Investment Securities:
Pay fixed interest rate swaps	57,000	—	(2,024)	(2,024)	3.39	1.31	4.66

Total fair value hedges	$2,193,000	$733	$(25,826)	$(25,093)	2.25%	1.28%	2.56

Cash Flow Hedges

The Company also uses interest rate swaps and caps to hedge the variability of future cash flows associated with existing variable rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company also enters into interest rate swaps to hedge changes in the future variability cash flows of certain investment securities resulting from changes in a benchmark interest rate.

The change in fair value for derivatives that are hedging the cash flows associated with time deposits, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, dollar rolls and other borrowings and investment securities are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships decreased $11.5 million for the three months ended June 30, 2003. The amounts in AOCI are then included in interest expense as a yield adjustment in the same periods in which the related interest on the fundings or investment securities affect earnings. During the next twelve months, the Company expects to include a pre-tax amount of approximately $115.7 million of net unrealized losses presently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum term of ten years.

Terminated Derivatives in Cash Flow Hedges

The Company terminated interest rate swaps with notional amounts of $1.2 billion for the three months ended June 30, 2003, $3.1 billion for the three months ended June 30, 2002, $3.2 billion for the six months ended June 30, 2003 and $3.1 billion for the six months ended June 30, 2002. These terminated swaps were in cash flow hedge relationships. The fair market value of the derivatives terminated was a loss of $30.4 million for the three months ended June 30, 2003, a loss of $185.6 million for the three months ended June 30, 2002, a loss of $78.7 million for the six months ended June 30, 2003 and a loss of $185.6 million for the six months ended June 30, 2002, as of their respective termination dates. The loss accumulated in AOCI on the derivative instruments terminated will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 0.25 to 4.96 years. Interest expense related to terminated interest rate swaps included $33.4 million during the three months ended June 30, 2003, $15.2 million during the three months ended June 30, 2002, $65.8 million during the six months ended June 30, 2003 and $18.3 million during the six months ended June 30, 2002.

Cash Flow Hedge Ineffectiveness

The Company measures ineffectiveness for these cash flow hedges in accordance with SFAS No. 133 and reports this amount as fair value adjustments of financial derivatives in the non-operating income (expense) section of its accompanying unaudited consolidated statements of operations. The Company recognized $1.7 million of income for cash flow hedge ineffectiveness for the three months ended June 30, 2003, $2.7 million of income for the three months ended June 30, 2002, $1.0 million of income for the six months ended June 30, 2003 and $5.4 million of income for the six months ended June 30, 2002.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, as of June 30, 2003 (dollars in thousands):

Items Hedged:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (Years)
Derivative Instrument:		Asset	Liability	Net
Time Deposits:
Pay fixed interest rate swaps	$600,000	$302	$(37,151)	$(36,849)	5.44	1.49	N/A	2.76
Repurchase Agreements:
Pay fixed interest rate swaps	743,000	—	(16,288)	(16,288)	2.76	1.23	N/A	3.25
Federal Home Loan Bank Advances:
Pay fixed interest rate swaps	575,000	—	(11,585)	(11,585)	2.53	1.11	N/A	2.52
Future Short-Term Fundings:
Pay fixed interest rate caps	2,650,000	79,787	—	79,787	N/A	1.26	3.02	4.52
Pay fixed interest rate swaps	547,000	1,275	(208)	1,067	3.05	*	N/A	6.21
Investment Securities:
Pay float interest rate swaps	22,000	804	—	804	1.12	3.31	N/A	2.22

Total Cash Flow Hedges	$5,137,000	$82,168	$(65,232)	$16,936	3.40	1.30	3.02	4.08

*	Swaps hedging future short-term fundings have not reached the first receive rate set date.

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings in gain on sale of loans. The net change in the IRLCs and the related hedging instruments, which consist of mortgages sold on a forward basis and purchased puts and call options, resulted in a net loss of $3.0 million for the three months ended June 30, 2003, a net loss of $2.3 million for the three months ended June 30, 2002, a net gain of $1.8 million for the six months ended June 30, 2003 and a net gain of $0.3 million for the six months ended June 30, 2002.

NOTE 17.    SUBSEQUENT EVENT

Repayment of Related Party Note Receivable

In November 2000, the Company extended a loan to William A. Porter, the Company’s founder and Chairman Emeritus. This note was for a ten-year period, to be repaid no later than November 30, 2010. Interest on the note accrued at the rate of 6.09% per annum. In December 2001, Mr. Porter paid $1.0 million of the principal amount of the loan. On August 1, 2003, Mr. Porter repaid the remaining outstanding principal balance of the note, repaying the note and interest in full.

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

Results of Operations

Key Performance Indicators

The following tables set forth several key performance indicators, which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and six months presented and as of June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002	Percentage Change
Active retail brokerage accounts(1)(2)	2,870,685	3,690,916	(22)%
Active banking accounts(3)	673,308	511,298	32%

Total active accounts at period end	3,543,993	4,202,214	(16)%

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
Net new active brokerage accounts(1)(2)	(850,332)	50,018	*	(820,231)	136,293	*
Net new active banking accounts(3)	95,776	(15,324)	*	162,010	12,917	*

Total net new active accounts	(754,556)	34,694	*	(658,221)	149,210	*

Total brokerage revenue trades(2)(4)	7,349,758	5,261,833	40%	12,639,438	10,162,576	24%

Daily average brokerage revenue trades (“DART”s)(2)(4)	116,663	82,216	42%	101,931	81,956	24%

Average commission per brokerage revenue trade(2)(4)	$11.67	$13.56	(14)%	$11.60	$15.14	(23)%

*	Percentage change not meaningful.
(1)	Effective June 30, 2003, brokerage accounts are considered active if the account has a positive asset balance of at least $25 at the end of the quarter, as compared to prior periods in which an active account was defined as an account with a positive balance. Consistent with prior periods, for a brokerage account to be considered active, a trade must also have been made in the account in the past six months or the account must have been opened in connection with a corporate employee stock benefit program. Prior periods were not restated to reflect the change in definition. For the three months ended June 30, 2003, net new active brokerage accounts were reduced by 980,677 accounts as a result of our change in definition. A customer may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts. Each individual account is included as a separate account.
(2)	Brokerage accounts and revenue trades include domestic, international and professional trading information.
(3)	Bank deposit accounts are considered active if a customer account was initially funded and the account is not considered abandoned or dormant under applicable Federal and State laws, or the account has not been closed. Following our acquisition of credit card loans in June 2003, we expanded our definition of active bank accounts to include credit card accounts if an account incurred a debit or credit within the prior month. Effective June 30, 2003, bank loan accounts are considered active only if the Company holds the underlying obligations, as compared to prior periods in which active bank loan accounts also included accounts in which we owned marketing rights to the account or customer. Prior periods were not restated to reflect this change in definition. As a result of these changes, new active bank accounts increased by 21,834 net accounts in the three months ended June 30, 2003 reflecting an increase in loan accounts of 53,946 offset by 32,112 decrease in accounts which no longer meet our definition. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.
(4)	Trades and daily average revenue trades (“DARTs”) include domestic, international and professional revenue trades. DARTs differ from our daily average transactions, which we reported in the past, in that transactions include both revenue and non-revenue executions, while excluding professional and other commission-based revenue trades. We believe DARTs offer a more comparable commission per trade measure.

The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the three and six months indicated (dollars in millions):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
Average customer margin balances	$1,030	$1,451	(29)%	$1,008	$1,496	(33)%
Average customer money market fund balances	$7,395	$7,917	(7)%	$7,312	$8,183	(11)%
Average stock borrow balances	$451	$245	84%	$403	$250	61%
Average stock loan balances	$613	$389	58%	$560	$452	24%
Average customer credit balances	$1,951	$1,426	37%	$1,823	$1,463	25%

The following table sets forth the components of net revenues and percentage change information for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
Brokerage revenues:
Commissions	$85,780	$71,352	20%	$146,668	$153,879	(5)%
Principal transactions	58,640	52,092	13%	100,850	107,407	(6)%
Other brokerage-related revenues	45,269	43,799	3%	87,165	80,560	8%
Brokerage interest income	34,868	50,975	(32)%	69,188	104,026	(33)%
Brokerage interest expense	(1,877)	(3,089)	(39)%	(4,390)	(6,982)	(37)%

Net brokerage revenues	222,680	215,129	4%	399,481	438,890	(9)%

Banking revenues:
Gain on sales of originated loans	62,025	22,613	174%	118,420	47,288	150%
Gain on sale of loans held-for- sale and securities, net	21,238	17,054	25%	36,453	38,676	(6)%
Other banking-related revenues	19,333	12,077	60%	37,372	22,461	66%
Banking interest income	181,593	191,424	(5)%	368,979	394,092	(6)%
Banking interest expense	(117,954)	(137,852)	(14)%	(239,287)	(286,703)	(17)%
Provision for loan losses	(7,828)	(4,383)	79%	(18,161)	(7,765)	134%

Net banking revenues	158,407	100,933	57%	303,776	208,049	46%

Total net revenues	$381,087	$316,062	21%	$703,257	$646,939	9%

Revenues

Total net revenues increased 21% for the three months ended June 30, 2003 and 9% for the six months ended June 30, 2003 from the comparable periods in 2002. Net brokerage revenues increased 4% for the three months ended June 30, 2003 and decreased 9% for the six months ended June 30, 2003 from the comparable periods in 2002. Net banking revenues increased 57% for the three months ended June 30, 2003 and 46% for the six months ended June 30, 2003 from the comparable periods in 2002.

Net brokerage revenues increased 4% for the three months ended June 30, 2003 from the comparable period in 2002 mainly due to an increase in commissions and principal transactions offset by a decrease in net brokerage interest income. Net brokerage revenues decreased 9% for the six months ended June 30, 2003 from the comparable period in 2002 driven by lower average commission per brokerage revenue trade reflecting the implementation of a simplified $9.99 flat commission rate program for the most active trader segment in June 2002 and lower customer margin balances. Offsetting these decreases was an increase in other brokerage-related revenues primarily related to an increase in professional trading and proprietary fund revenues.

Net banking revenues increased 57% for the three months ended June 30, 2003 and 46% for the six months ended June 30, 2003 from the comparable periods in 2002. These increases are due to the continued decline in interest rates throughout the three and six months ending June 30, 2003 to record lows which favorably impacted our mortgage origination business, resulting in an increase in gain on sales of originated loans. Banking revenues also benefited from an increase in other banking-related revenues including management fees earned from proprietary funds reflected in other banking-related revenues and from the acquisition of Ganis Credit Corporation (“Ganis”) in December 2002. The increase in banking net revenues was partially offset by an increase in loan prepayment activity which negatively impacted banking interest income.

Brokerage Revenues

Commissions, which are earned as customers execute securities trades, increased 20% for the three months ended June 30, 2003 and decreased 5% for the six months ended June 30, 2003 from the comparable periods in

2002. These revenues are primarily affected by brokerage revenue trade volume, the average commission per brokerage revenue trade and trade mix.

Total brokerage revenue trades increased 40% for the three months ended June 30, 2003 and 24% for the six months ended June 30, 2003 from the comparable periods in 2002, largely reflective of a resurgence in market activity during the three months ended June 30, 2003. Average commission per brokerage revenue trade decreased 14% from $13.56 for the three months ended June 30, 2002 to $11.67 for the three months ended June 30, 2003. For the six months ended June 30, 2003, as compared to the comparable period in 2002, the average commission per brokerage revenue trade decreased 23% from $15.14 to $11.60. The decreases in average commission per brokerage revenue trades can be partially attributed to the implementation of a simplified $9.99 flat commission rate program for the most active trader segment in June 2002. This new program, combined with an offsetting increase in the volume generated by this customer segment for the three and six months ended June 30, 2003 compared to the same periods in 2002, accounts for a majority of the net decrease in the average commission per brokerage revenue trade.

Principal transactions, which comprise institutional, market-making revenues and certain proprietary trading, increased 13% for the three months ended June 30, 2003 and decreased 6% for the six months ended June 30, 2003 from the comparable periods in 2002. The increase is due to a resurgence in market activity during the three months ended June 30, 2003. The decrease in the six months is due to the overall decrease in equity trading volume in the first quarter of 2003, reducing the amount of institutional and market-making revenues earned by the Company.

Other brokerage-related revenues is comprised of account maintenance fees, payments for order flow from outside market makers, Business Solutions Group revenue, professional trading rebate revenues, proprietary fund revenues and fees for brokerage-related services. Other brokerage-related revenues increased 3% for the three months ended June 30, 2003 and 8% for the six months ended June 30, 2003 from the comparable periods in 2002. This increase is primarily due to an increase in professional trading rebate revenues following the acquisition of E*TRADE Professional in June 2002 and proprietary fund revenues, partially offset by a decrease in payment for order flow revenue.

Interest income from brokerage-related activities is primarily comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin, interest earned on cash and investments required to be segregated under Federal or other regulations and fees on customer assets invested in money market accounts. Brokerage interest income decreased 32% for the three months ended June 30, 2003 and 33% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease in brokerage interest income primarily reflects a reduction in margin rates charged customers implemented in March 2003 and a decrease in average customer margin balances of 29% for the three months ended June 30, 2003 and 33% for the six months ended June 30, 2003 from the comparable periods in 2002. The continued market decline over the past year has reduced borrowing on margin by customers as a means of leveraging their investments.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiaries’ stock loan program. Brokerage interest expense decreased 39% for the three months ended June 30, 2003 and 37% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease in brokerage interest expense primarily reflects an overall decrease in interest rates offset by an increase in average stock loan balances, which increased 58% for the three months ended June 30, 2003 and 24% for the six months ended June 30, 2003 from the comparable periods in 2002.

Banking Revenues

Gain on sales of originated loans is comprised of gains on loans originated by E*TRADE Mortgage and Ganis. Gain on sales of originated loans increased 174% for the three months ended June 30, 2003 and 150% for the six months ended June 30, 2003 from the comparable periods in 2002 due to an increased level of direct-to-customer loan originations driven by higher refinance and home purchase volumes and declining mortgage interest rates as well as additional volume from Ganis. We expect to see a decline in the volume of direct-to-consumer originated mortgages in the second half of 2003 if interest rates stabilize or rise.

Gain on sale of loans held-for-sale and securities, net consists primarily of gain on sales of available-for-sale mortgage-backed securities, activity related to the loans held-for-sale portfolio, gains and losses related to market value adjustments and sales of derivative financial instruments not in effective SFAS No. 133 hedging relationships and trading activity. Gain on sale of loans held-for-sale and securities, net increased 25% for the three months ended June 30, 2003 and decreased 6% for the six months ended June 30, 2003 from the comparable periods in 2002. The increase of 25% in the three months ended June 30, 2003 was due primarily to an increase in net gain on sale of correspondent loans and mortgage-backed securities. This increase was the result of a continuing overall decrease in interest rates relating to mortgage loans which in turn drives increased refinance demand and loans sales volume. The decrease of 6% for the six months ended June 30, 2003 was a result of an increase in gain on sale of loans and mortgage-backed securities which were offset by losses incurred on related derivative financial instruments and losses recognized associated with loan prepayments.

Other banking-related revenues comprised primarily of ATM transaction fees, proprietary fund management fees and other banking fees imposed on deposit and transactional accounts. Other banking-related revenues increased 60% for the three months ended June 30, 2003 and 66% for the six months ended June 30, 2003 from the comparable periods in 2002. These increases are due to higher ATM transaction surcharge volume following an increase in the number of ATMs from our XtraCash acquisition in February 2003. In addition, beginning in October 2002, we recorded additional revenues from the internalization of the management of E*TRADE Money Market Funds by E*TRADE Global Asset Management. Prior to October 2002, the management of these funds was outsourced to a third party.

Net interest spread remained flat at 1.44% for the three months ended June 30, 2003 and June 30, 2002, and increased from 1.33% for the six months ended June 30, 2002 to 1.48% for the six months ended June 30, 2003. The increase for the six months is attributed to the Bank’s asset diversification strategy, which includes continued expansion into higher yielding consumer finance assets, and its lower cost of funding that resulted from a shift to transactional deposits from higher yielding certificates of deposits. Results of our spread widening initiatives, however, were offset by the effect of continued downward pressure from higher prepayment activity in the mortgage industry which caused spread to remain flat for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 5% for the three months ended June 30, 2003 and 6% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease in banking interest income reflects decreases in average yield due to the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets. Average interest-earning banking assets increased 25% for the three months ended June 30, 2003 and 22% for the six months ended June 30, 2003 from the comparable periods in 2002. The average yield on interest-earning banking assets decreased to 4.41% for the three months ended June 30, 2003 from 5.81% for the three months ended June 30, 2002 and decreased to 4.53% for the six months ended June 30, 2003 from 5.91% for the six months ended June 30, 2002.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense decreased 14% for the three months ended June 30, 2003 and 17% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease in banking interest expense is due to a decrease in the average cost of borrowings partially offset by an increase in average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased 26% for the three months ended June 30, 2003 and 25% for the six months ended June 30, 2003 from the comparable periods in 2002. The average cost of borrowings decreased to 2.97% for the three months ended June 30, 2003 from 4.37% for the three months ended June 30, 2002 and decreased to 3.05% for the six months ended June 30, 2003 from 4.58% for the six months ended June 30, 2002. In accordance with FIN No. 46, effective July 1, 2003, we will include interest costs related to our mandatorily redeemable preferred securities, which we currently include in minority interest in subsidiaries, in interest expense. For the three months ended September 30, 2003, we expect a related increase in interest expense of approximately $2.3 million. See “Impact of Recently Issued Accounting Pronouncements”.

The following tables present average balance data and income and expense data for our banking operations and the related interest yields and rates for the three and six months ended June 30, 2003 and 2002. The tables also present information with respect to net interest spread, an indicator of profitability, which is the difference between the weighted average yield earned on interest-earning banking assets and the weighted average rate paid on interest-bearing banking liabilities (dollars in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,161,143	$92,084	5.14%	$7,112,457	$112,890	6.35%
Interest-bearing deposits	156,776	1,014	2.59%	160,498	996	2.49%
Mortgage-backed and related available-for-sale securities	6,610,007	61,784	3.74%	4,733,777	63,324	5.35%
Available-for-sale investment securities	2,119,655	22,907	4.32%	939,294	12,137	5.21%
Investment in FHLB stock	79,401	759	3.83%	80,482	704	3.51%
Trading securities	385,972	3,611	3.74%	158,716	1,373	3.46%

Total interest-earning banking assets(2)	16,512,954	$182,159	4.41%	13,185,224	$191,424	5.81%

Non-interest-earning banking assets	863,412			569,239

Total banking assets	$17,376,366			$13,754,463

Interest-bearing banking liabilities:
Retail deposits	$8,473,951	$68,542	3.21%	$8,570,648	$86,517	4.05%
Brokered certificates of deposit	425,849	2,976	2.80%	83,801	633	3.03%
FHLB advances	956,300	11,194	4.63%	856,476	13,804	6.38%
Other borrowings	6,061,342	35,242	2.30%	3,133,854	36,898	4.66%

Total interest-bearing banking liabilities	15,917,442	$117,954	2.97%	12,644,779	$137,852	4.37%

Non-interest bearing banking liabilities	603,413			349,805

Total banking liabilities	16,520,855			12,994,584
Total banking shareholder’s equity	855,511			759,879

Total banking liabilities and shareholder’s equity	$17,376,366			$13,754,463

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$595,512	$64,205		$540,445	$53,572

Net interest spread			1.44%			1.44%

Net interest margin (net yield on interest-earning banking assets)			1.56%			1.63%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.74%			104.27%

Return on average total banking assets			0.67%			0.70%

Return on average banking equity			13.66%			12.69%

Average equity to average total banking assets			4.92%			5.52%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $0.6 million for the three months ended June 30, 2003 and none for the three months ended June 30, 2002.

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,293,745	$196,787	5.40%	$7,554,742	$245,276	6.49%
Interest-bearing deposits	149,773	1,939	2.61%	234,419	2,684	2.31%
Mortgage-backed and related available-for-sale securities	6,563,526	121,756	3.71%	4,358,476	116,111	5.33%
Available-for-sale investment securities	1,882,511	40,975	4.35%	1,030,846	26,455	5.17%
Investment in FHLB stock	80,055	1,704	4.29%	69,559	1,843	5.34%
Trading securities	376,428	6,920	3.68%	106,525	1,723	3.23%

Total interest-earning banking assets(2)	16,346,038	$370,081	4.53%	13,354,567	$394,092	5.91%

Non-interest-earning banking assets	822,797			574,106

Total banking assets	$17,168,835			$13,928,673

Interest-bearing banking liabilities:
Retail deposits	$8,330,832	$141,546	3.43%	$8,489,022	$180,987	4.30%
Brokered certificates of deposit	437,216	6,230	2.87%	52,207	758	2.93%
FHLB advances	982,405	19,325	3.91%	890,167	28,482	6.36%
Other borrowings	6,064,127	72,186	2.37%	3,217,448	76,476	4.73%

Total interest-bearing banking liabilities	15,814,580	$239,287	3.05%	12,648,844	$286,703	4.58%

Non-interest bearing banking liabilities	522,408			537,218

Total banking liabilities	16,336,988			13,186,062
Total banking shareholder’s equity	831,847			742,611

Total banking liabilities and shareholder’s equity	$17,168,835			$13,928,673

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$531,458	$130,794		$705,723	$107,389

Net interest spread			1.48%			1.33%

Net interest margin (net yield on interest-earning banking assets)			1.60%			1.61%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.36%			105.58%

Return on average total banking assets			0.67%			0.78%

Return on average banking equity			13.81%			14.58%

Average equity to average total banking assets			4.85%			5.33%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $1.1 million for the six months ended June 30, 2003 and none for the six months ended June 30, 2002.

Provision for loan losses was $7.8 million for the three months ended June 30, 2003, $4.4 million for the three months ended June 30, 2002, $18.2 million for the six months ended June 30, 2003 and $7.8 million for the six months ended June 30, 2002. Over the past twelve months, as part of the Company’s asset diversification strategy, which included the acquisition of Ganis in December 2002, consumer loans increased as a percentage of total held-for-investment loans from 29%, as of June 30, 2002, to 69%, as of June 30, 2003. These loans are secured by depreciating automobile, recreational vehicle and marine assets, or are unsecured loans to consumers. In contrast to real estate secured mortgage loans, consumer loans tend to experience higher delinquencies and charge-offs. The increase in consumer loans as a percentage of the Bank’s held-for-investment portfolio resulted in a corresponding increase in provision for loan losses.

Nonperforming loans totaled $23.4 million, as of June 30, 2003. This represents an 12% decline from the $26.5 million balance of nonperforming loans as of December 31, 2002. The decline was driven by a general improvement in the performance of both the mortgage and consumer loan portfolios.

Real estate owned and other repossessed assets declined during the six months ended June 30, 2003. In aggregate, real estate owned and other repossessed assets declined by $1.9 million, or 28% during the period. The seasonally increased liquidation of repossessed assets from the automobile, recreational vehicle and marine portfolios was responsible for the overall improvement.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change information for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
Cost of services	$161,266	$133,795	21%	$309,841	$274,547	13%

Cost of services as a percentage of net revenues	42%	42%		44%	42%

Operating expenses:
Selling and marketing	$46,752	$49,014	(5)%	$90,166	$117,978	(24)%
Technology development	15,077	15,043	—%	29,266	29,547	(1)%
General and administrative	66,398	50,832	31%	121,406	104,861	16%
Amortization of other intangibles	8,110	7,557	7%	13,048	14,281	(9)%
Acquisition-related expenses	1,015	7,406	(86)%	2,322	8,666	(73)%
Restructuring and other exit charges	76,107	1,628	*	78,649	1,405	*
Executive agreement	—	(23,485)	*	—	(23,485)	*

Total operating expenses	$213,459	$107,995	98%	$334,857	$253,253	32%

*	Percentage change not meaningful.

Cost of services includes certain compensation, benefits, facilities and other costs related to our customer service, system maintenance and technology operations. Cost of services as a percentage of net revenues was 42% for the three months ended June 30, 2003 and June 30, 2002, 44% for the six months ended June 30, 2003 and 42% for the six months ended June 30, 2002. The increase in cost of services is primarily driven by increased loan volume at E*TRADE Mortgage, costs associated with operations from Ganis which the Company acquired in December 2002 and from E*TRADE Professional acquired in June 2002.

Selling and marketing reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at growing the customer base and increasing market share. Also included in selling and marketing are payments for independent research provided to our institutional clients as well as fees paid by our market makers to broker-dealers for orders received for execution. Selling and marketing expenditures decreased 5% for the three months ended June 30, 2003 and 24% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease in selling and marketing expenses is primarily due to a significant rebranding campaign through many channels including the sponsoring of the 2002 Superbowl during the three and six months ended June 30, 2002 with no similar spend during the three and six months ended June 30, 2003. In addition, in the three and six months ended June 30, 2003, independent research expenditures decreased from the comparable periods in 2002 as a result of a change in service mix in our institutional business.

Technology development costs reflect design and development expensed during the period. Technology development expenses remained relatively flat for the three months ended June 30, 2003 and decreased 1% for the six months ended June 30, 2003 from the comparable periods in 2002. The decrease is primarily attributable to new deployments to the brokerage and banking websites during the six months ended June 30, 2002, partially offset by banking website enhancements and bill payment functionality which were released in the three months ended June 30, 2003.

General and administrative consists principally of compensation, benefit and facilities-related costs for executive and administrative personnel, professional services and other corporate activities. General and administrative expenses increased 31% for the three months ended June 30, 2003 and 16% for the six months ended June 30, 2003 from the comparable periods in 2002. The increase in general and administrative expenses is driven by an increase in employee bonus accrual and reserve for the MJK litigation of approximately $7 million. In addition, the increase in general and administrative expenses reflects the operations of Ganis, which was acquired by the Company in December 2002 and the acquisition of E*TRADE Professional in June 2002. In the three months ended June 30, 2002, we reversed amounts related to our former CEO returning certain unvested restricted stock and amounts that had previously been charged to general and administrative expenses related to our Supplemental Executive Retirement Plan (“SERP”).

Amortization of other intangibles was $8.1 million for the three months ended June 30, 2003, $7.6 million for the three months ended June 30, 2002, $13.0 million for the six months ended June 30, 2003 and $14.3 million for the six months ended June 30, 2002. The slight increase in the amortization of other intangibles in the three months ended June 30, 2003 from the comparable period in 2002 primarily relates to the Ganis acquisition in December 2002. The decrease in the amortization of intangibles, in the six months ended June 30, 2003, from the comparable period in 2002 relates to the reconciliation and transfer of certain purchase intangibles during the three months ended March 31, 2003, to goodwill.

Acquisition-related expenses were $1.0 million for the three months ended June 30, 2003, $7.4 million for the three months ended June 30, 2002, $2.3 million for the six months ended June 30, 2003 and $8.7 million for the six months ended June 30, 2002. During the three and six months ended June 30, 2002, these expenses primarily represent management continuity payments associated with our acquisition of Dempsey. During the three and six months ended June 30, 2003, these expenses include management continuity payments associated with our acquisitions of Dempsey and Ganis. Management continuity payments are being expensed on a straight-line basis over the life of the agreements. Remaining Dempsey payments of $0.9 million extend through 2003 and remaining Ganis payments of $0.5 million extend through 2004.

Restructuring and other exit charges were $76.1 million for the three months ended June 30, 2003, $1.6 million for the three months ended June 30, 2002, $78.6 million for the six months ended June 30, 2003 and $1.4 million for the six months ended June 30, 2002. The charges for the three and six months ended June 30, 2003 resulted from our new restructuring plan (“2003 Restructuring Plan”) announced in April 2003, and recognition of additional facility restructuring expense as a result of updated estimates of sublease income and a delay in sublease start dates on our 2001 restructuring plan. Further, we recognized a $1.4 million charge related to our exit activities in Israel and a gain of $4.5 million on the sale of our German subsidiary. For the three months ended September 30, 2003, we expect to charge approximately $47 million of additional costs to complete the 2003 Restructuring Plan.

Executive agreement consists of nonrecurring savings from an amendment of the contract between the Company and our former CEO.

In May 2002, we executed a new employment agreement (the “Employment Agreement”) with our former CEO, which included concessions resulting in a fiscal 2002 benefit to executive agreement. The Employment Agreement was effective May 2002 through his subsequent departure from the Company on January 23, 2003. The Employment Agreement included concessions by our former CEO which were reflected as a nonrecurring reduction to our operating expenses for 2002 and included:

•	Our former CEO waived his right to receive vested benefits in our SERP program totaling $16.1 million that were previously deposited into a trust on his behalf on January 1, 2001 and 2002; these amounts had been previously recorded as part of general and administrative expense in 2001. Of this amount, $14.0 million was retained by the Company and recorded as a nonrecurring benefit in executive agreement and $2.1 million was paid out as a one-time bonus to eligible non-executive employees of the Company.

•	Our former CEO waived his right to have the Company reimburse him for taxes due on his restricted stock grants. The accrued liability for unpaid estimated taxes of $9.5 million for unvested shares as of March 31, 2002 was reversed and credited to executive agreement.

The total benefit to the Company for amounts previously paid on our former CEO’s behalf or for amounts due to be paid in 2002 and waived under his revised employment agreement totaled $23.5 million and is reflected as a nonrecurring reduction in our operating expenses in our consolidated statements of operations.

Non-Operating Income (Expense)

The following table sets forth the components of non-operating income (expense) and percentage change information for the three and six months ended June 30, 2003 and 2002 (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2003	2002		2003	2002
Corporate interest income	$1,875	$3,569	(47)%	$3,485	$7,149	(51)%
Corporate interest expense	(11,422)	(11,803)	(3)%	(22,855)	(24,199)	(6)%
Gain (loss) on investments	22,335	(6,790)	429%	21,592	(5,097)	524%
Equity in income of investments	979	3,617	(73)%	7,289	3,901	87%
Unrealized losses on venture funds	(154)	(3,283)	(95)%	(3,634)	(5,064)	(28)%
Fair value adjustments of financial derivatives	(7,923)	769	*	(14,738)	(222)	*
Gain (loss) on early extinguishment of debt, net	—	(1,444)	(100)%	—	5,346	(100)%
Other	313	(405)	177%	583	(1,359)	143%

Total non-operating income (expense)	$6,003	$(15,770)	138%	$(8,278)	$(19,545)	58%

*	Percentage change not meaningful.

Corporate interest income primarily relates to interest income earned on corporate investment balances and related party notes. Corporate interest income was $1.9 million for the three months ended June 30, 2003, $3.6 million for the three months ended June 30, 2002, $3.5 million for the six months ended June 30, 2003 and $7.1 million for the six months ended June 30, 2002. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in related party note balances, as all the shareholders’ notes receivable to officers of the Company were paid in full as of December 31, 2002.

Corporate interest expense primarily reflects the interest expense resulting from the issuance of our convertible subordinated notes. Corporate interest expense was $11.4 million for the three months ended June 30, 2003, $11.8 million for the three months ended June 30, 2002, $22.9 million for the six months ended June 30, 2003 and $24.2 million for the six months ended June 30, 2002. On June 30, 2003, we had $370 million outstanding convertible subordinated notes at 6.00% and $325 million of convertible subordinated notes at 6.75%. From June 2001 through August 2002, we retired approximately $280 million of our 6.00% convertible subordinated notes, resulting in a decrease in related interest expense for the three and six months ended June 30, 2003 from the comparable periods in 2002.

Gain (loss) on investments was a gain of $22.3 million for the three months ended June 30, 2003, a loss of $6.8 million for the three months ended June 30, 2002, a gain of $21.6 million for the six months ended June 30, 2003 and a loss of $5.1 million for the six months ended June 30, 2002. We had previously accounted for our ownership in E*TRADE Japan K.K. under the equity method. On June 2, 2003, E*TRADE Japan K.K. merged with Softbank Investment Corporation (“SBI”). Upon closing of the merger, we owned 19.8% of SBI. The Company determined that we no longer exercised significant influence or control over SBI and therefore, should account for our investment in SBI under the cost method as an available-for-sale investment security. We recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of its book value on the June 2, 2003 exchange date. As of June 30, 2003, the fair value of our investment in SBI is $193.0 million, with a gross unrealized gain of $109.0 million. The fair value of this investment has demonstrated significant volatility in the three months ended June 30, 2003 and may continue to do so. For the three and six months ended June 30, 2003, we also recorded other-than-temporary impairment charges related to investments in privately-held companies accounted for under the cost method of $7.2 million and $8.2 million, respectively.

Equity in income of investments was $1.0 million for the three months ended June 30, 2003, $3.6 million for the three months ended June 30, 2002, $7.3 million for the six months ended June 30, 2003 and $3.9 million for the six months ended June 30, 2002 which resulted from our minority ownership in investments that are accounted for under the equity method. Equity in income for the three and six months ended June 30, 2003 is due primarily to our equity method investment in the KAP Group, LLC. Equity in income for the three and six months ended June 30, 2002 is due primarily to our investment in E*TRADE Japan K.K.

Unrealized losses on venture funds were $0.2 million for the three months ended June 30, 2003, $3.3 million for the three months ended June 30, 2002, $3.6 million for the six months ended June 30, 2003 and $5.1 million for the six months ended June 30, 2002. For the three and six months ended June 30, 2003, we recorded unrealized losses on venture funds of $0.1 million and $3.5 million, respectively, primarily attributable to our participation in Softbank Capital Partners, L.P, E*TRADE eCommerce Fund and Arrowpath Fund II. For the three and six months ended June 30, 2002, we recorded unrealized losses on venture funds of $3.1 million and $4.3 million, respectively, primarily attributable to our participation in Softbank Capital Partners, L.P. and E*TRADE eCommerce Fund.

Fair value adjustments of financial derivatives were losses of $7.9 million for the three months ended June 30, 2003, gains of $0.8 million for the three months ended June 30, 2002, losses of $14.7 million for the six months ended June 30, 2003 and $0.2 million for the six months ended June 30, 2002. To reduce the risks of losing correlation on hedge relationships and to mitigate the operational risks associated with frequent fair value hedge de-recognitions, a fair value benchmark hedging strategy was employed at the beginning of 2003. The effectiveness assessment of the benchmark hedging strategy excludes changes in asset values not directly related to the benchmark rate. While greater hedge ineffectiveness was experienced because of this change in strategy the results for the six months ended June 30, 2003 are representative of the normal cost of hedging a mortgage portfolio under current market conditions.

Gain (loss) on early extinguishment of debt, net was none for the three and six months ended June 30, 2003, a net loss of $1.4 million for the three months ended June 30, 2002 and gain of $5.3 million for the six months ended June 30, 2002. A gain in the three and six months ended June 30, 2002, resulted from the retirement of $65 million of our 6.00% convertible subordinated notes in exchange for approximately 6.5 million shares of our common stock. The gain in the three months ended June 30, 2002 was offset by a loss as a result of the early redemptions of $100 million adjustable rate advances from the FHLB.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reflected in non-operating income. In the fourth quarter of fiscal 2002, we adopted the requirements of SFAS No. 145 in our consolidated financial statements, resulting in extraordinary gains on early extinguishment of debt being reflected in non-operating income, as presented in the consolidated statements of operations.

Other was income of $0.3 million for the three months ended June 30, 2003, expense of $0.4 million for the three months ended June 30, 2002, income of $0.6 million for the six months ended June 30, 2003 and expense of $1.4 million for six months ended June 30, 2002. Other non-operating income (expense), which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies.

Income tax expense was $5.3 million for the three months ended June 30, 2003, at a combined effective state and Federal tax rate of 43% and $25.5 million at a combined effective state and Federal tax rate of 44% for the three months ended June 30, 2002. Income tax expense was $21.2 million for the six months ended June 30, 2003, at a combined effective state and Federal tax rate of 42% and $43.0 million at a combined effective state and Federal tax rate of 43% for the six months ended June 30, 2002. The rates for the three and six months ended June 30, 2003 reflect a decrease in tax expense due to a decrease in our valuation allowance for capital losses offset by an increase in our valuation allowance from restructuring charges. The rates for the three and six months ended June 30, 2002 reflect an increase in tax expense related to an increase in our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate offset by a decrease due to tax credits.

Minority interest in subsidiaries was a loss of $5.6 million for the three months ended June 30, 2003, income of $0.2 million for the three months ended June 30, 2002, a loss of $5.1 million for the six months ended June 30, 2003 and income of $0.4 million for the six months ended June 30, 2002. Minority interest in subsidiaries results primarily from minority equity interests in eAdvisor, various broker-dealer subsidiaries of E*TRADE Professional and ETFC’s interest payments to subsidiary trusts which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETFC. Also included in minority interest in subsidiaries for the three and six months ended June 30, 2003 and 2002 is the net loss attributed to a minority interest in one of our international affiliates. The change in minority interest in subsidiaries in the three and six months ended June 30, 2003 is primarily attributable to the eAdvisor joint venture partner’s interest in the write-off of eAdvisor assets in conjunction with our 2003 Restructuring Plan. Additionally, in July 2003, ETFC’s interest payments to subsidiary trusts will no longer be recorded in minority interest in subsidiaries. Amounts will be reflected in banking interest expense upon the deconsolidation of these trusts in accordance with FIN No. 46. See Impact of Recently Issued Accounting Pronouncements.

Cumulative effect of accounting change was none for the three and six months ended June 30, 2003, none for the three months ended June 30, 2002 and $293.7 million for the six months ended June 30, 2002. The accounting change was due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years.

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

Trust Preferreds

On March 27, 2003, ETFC formed ETFC Capital Trust IX (“ETFCCT IX”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT IX sold 15,000 shares of Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security, for a total of $15.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly and beginning in July 2003. The net proceeds were invested in the Bank and used for the Bank’s general corporate purposes.

On April 10, 2003, ETFC formed ETFC Capital Trust X (“ETFCCT X”), a business trust formed solely for the purpose of issuing capital securities, which ETFCCT X sold 10,000 shares of Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETFC’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. Approximately 51.5% of the net proceeds were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 48.5%, were held at ETFC for debt service coverage. See Impact of Recently Issued Accounting Pronouncements.

Other Sources of Liquidity

At June 30, 2003, we have financing facilities totaling $275 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There was none outstanding as of June 30, 2003 and $5.5 million outstanding as of December 31, 2002, under these lines. In addition, the Bank has excess borrowing capacity with the FHLB of approximately $4.0 billion. Further, we have multiple loans collateralized by equipment owned by us, for which $19.3 million was outstanding as of June 30, 2003. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $4.5 million at June 30, 2003. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

We currently anticipate that our available cash resources and credit will be sufficient to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

Cash Provided by Operating Activities

Cash provided by operating activities was $873.5 million for the six months ended June 30, 2003 and $941.8 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, cash provided by operating activities included a net $607.2 million generated in net loans held-for-sale activity driven by refinancing and loan origination transactions during a period of historically low interest rates and $216.6 million reflecting depreciation, amortization and discount accretion which increased over the comparable period due to the acquisitions of Ganis and E*TRADE Professional in addition to an increase in net premium amortization. For the six months ended June 30, 2002, cash provided by operating activities included $1.0 billion generated in net loans held-for-sale activity reflecting a strong refinancing and mortgage origination market and $118.1 million reflecting depreciation, amortization and discount accretion offset by $220.8 million in net trading securities purchases.

Cash Used in Investing Activities

Cash used in investing activities was $1,060.9 million for the six months ended June 30, 2003 and $1,895.4 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, cash used in investing activities resulted primarily from net purchases of available-for-sale mortgage-backed and investment securities of $426.6 million and a net increase in loans receivable of $545.9 million. For the six months ended June 30, 2002, cash used in investing activities resulted primarily from net purchases of available-for-sale mortgage-backed and investment securities of $919.5 and a net increase in loans receivable of $715.1 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $296.0 million for the six months ended June 30, 2003 and $1,133.3 million for the six months ended June 30, 2002. For the six months ended June 30, 2003, cash provided by financing activities primarily resulted from an increase in banking deposits of $693.5 million, offset by payments in excess of advances from the FHLB of $354.0 million and financing derivative activity of $90.0 million. For the six months ended June 30, 2002, cash provided by financing activities primarily resulted from an increase in banking deposits of $251.9 million and a net increase in securities sold under agreements to repurchase and other borrowed funds of $983.4 million.

Regulatory Capital Requirements

The SEC, NYSE, NASD, OTS and various other international regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of June 30, 2003 were fully met.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets and of Tangible Capital to tangible assets. To be categorized as well capitalized the Bank must maintain a minimum Total Capital to risk-weighted assets ratio of 10.0%, Tier I Capital to risk-weighted assets ratio of 6.0% and Core Capital to adjusted tangible assets ratio of 5.0%. As of June 30, 2003, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities—FIN No. 46

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities such as research and development or other activities on behalf of other companies.

FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 apply to VIEs created after January 31, 2003. For VIEs existing prior to January 31, 2003, consolidation requirements are effective in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003 regardless of when the VIE was established.

FIN No. 46 defines certain trusts, which would include those established by bank holding companies to raise capital, as VIEs. ETFC has established twelve trusts through June 2003, two of which were established subsequent to January 31, 2003. Because we are not the primary beneficiary of these trusts as defined by FIN No. 46, we will discontinue the consolidation of trusts established prior to January 31, 2003 on a prospective basis effective July 1, 2003. We have adopted the disclosure provisions and the consolidation provisions of FIN No. 46 for all VIEs created subsequent to January 31, 2003. As of June 30, 2003, adoption of the consolidation provisions of FIN No. 46 resulted in the classification of $24.8 million of subordinated debt obligations issued by ETFC in March and April 2003 to ETFC Capital Trusts IX and X, respectively out of mezzanine obligations into Borrowings by Bank subsidiary in the consolidated balance sheets. The related interest expense on the subordinated debentures of $0.3 million related to ETFC Capital Trusts IX and X is classified in banking interest expense instead of in minority interest, net of tax, in the consolidated statements of operations.

In accordance with FIN No. 46, in the three months ended September 30, 2003, we will deconsolidate ETFC Capital Trusts I through VIII and TeleBanc Capital Trusts I and II, which were all established prior to January 31, 2003. The effect of this change in accounting principle will result in $143.5 million being reported in liabilities effective July 1, 2003, which are currently classified as a mezzanine obligation in the consolidated balance sheets. Related interest expense for the three months ended September 30, 2003, estimated to be $2.3 million, will be recorded in banking interest expense instead of minority interest, net of tax. In accordance with FIN No. 46, the changes in accounting principle will be applied prospectively and prior periods will remain as previously reported.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities—SFAS No. 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. We believe that SFAS No. 149 will not have a material impact on the accounting or reporting of our derivatives.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity—SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires mandatorily redeemable financial instruments to be classified as liabilities, the result of which requires related expense to be classified as interest expense rather than minority interest on a prospective basis. SFAS No. 150 is effective in the three months ended June 30, 2003 for financial instruments entered into or modified after May 31, 2003, and is otherwise effective July 1, 2003 for previously issued instruments. As we previously adopted the provisions of FIN No. 46, SFAS No. 150 is not expected to have a further impact on our financial results.

RISK FACTORS

RISKS RELATING TO THE NATURE OF OUR BUSINESS

Many of our competitors have greater financial, technical, marketing and other resources

We face direct competition from retail and institutional financial service companies in each of our lines of business. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different services to customers than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

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

A significant downturn in the U.S. securities markets occurred beginning in March 2000, resulting in industry-wide declines in transaction volume. While we have recently seen increases in transaction volumes, we cannot be certain that such increases will be sustained. Decreases in transaction volume are typically more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Securities. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

Downturns in the securities markets increase the credit risk associated with margin lending or stock loan transactions

We permit customers to purchase securities on margin. When the market declines rapidly, there is an increased risk that the value of the collateral we hold in connection with these transactions could fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. We risk losses if there are sharp changes in market values of securities and the counterparties to the borrowing and lending transactions fail to honor their commitments. Downturns in public equity markets like those we have recently experienced lead to a greater risk that parties to margin and stock lending transactions may fail to meet their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing assets in our portfolio

The results of operations for the Bank depend in large part upon the level of its net interest income, that is, the difference between interest income from interest-earning assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing liabilities (such as deposits and borrowings). Changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as credit cards, automobile, marine and RV loans, retained interests in asset securitizations and credit card portfolios (discussed more fully below), we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy continues to be weak, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

We are exposed to risk in our credit card portfolio

As discussed in Note 4 to Unaudited Consolidated Financial Statements, during the three months ended June 30, 2003, the Bank acquired credit card loans to further diversify its loan portfolio. Like other credit card lenders, we face the risk that we will not be able to collect on the credit card accounts we acquired because accountholders may not repay their unsecured credit card loans. Consumers who miss payments on their credit cards often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit card obligations. Therefore, the rate of missed payments, or “delinquencies” on our credit card portfolio and the rate at which consumers may be expected to file for bankruptcy can be used to predict the future rate at which we will charge-off our credit card loans.

If interest rates increase, we could suffer a significant decline in our mortgage business

Unprecedented levels of mortgage loan financing and refinancing spurred by the current low long-term interest rates have contributed to our overall profitability. While a sustained increase in interest rates could increase the level of net interest income for the Bank, such an increase could adversely affect the level of mortgage loan origination activity as consumers may become less apt to purchase homes through the use of financing or to refinance existing mortgage loans. If the volume of our mortgage loan origination decreases, there may be a decrease in our overall profitability. While we could see an increase in net interest income, and while we have been diversifying into other asset classes to offset the potential decrease in mortgage financing and refinancing activity, there can be no assurance that these factors will fully (or partially) offset any decrease in our profitability related to a decline in our mortgage business.

Risks associated with principal trading transactions could result in trading losses

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

Certain portions of our E*TRADE Professional business are also involved in proprietary trading, in which the firm provides certain capital that becomes traded. Similar to Dempsey’s business, the proprietary trading positions of E*TRADE Professional may also incur trading losses.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

In mid-2002, the listed marketplaces moved from trading using fractional share prices to trading using decimals. As a result, spreads that specialists and market makers receive in trading equity securities have declined and may continue to decline, which could harm revenues generated by Dempsey. Also, the advent of decimalization led to a decline in order flow revenue received by us from market makers and marketplaces. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by Dempsey.

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

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has been significant consolidation in the online financial services industry over the last several years, and the consolidation is likely to continue in the future. Should we fail to take advantage of viable consolidation opportunities or if we overextend our efforts by acquiring businesses that we are unable to integrate or properly manage, we could be placed at a competitive disadvantage. Acquisitions entail numerous risks including retaining or hiring skilled personnel, integrating acquired operations, products and personnel and the diversion of management attention from other business concerns. In addition, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings.

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

An increase in our delinquency rate could adversely affect our results of operations

Our underwriting criteria or collection methods may not afford adequate protection against the risks inherent in the loans comprising our consumer loan portfolio. In the event of a default, the collateral value of the financed item may not cover the outstanding loan balance and costs of recovery. In the event our portfolio of consumer finance receivables experience higher delinquencies, foreclosures, repossessions or losses than anticipated, our results of operations or financial condition could be adversely affected.

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our specialist and market maker operations in Dempsey. In addition, to the extent that, now or in the future, we solicit orders from our customers or make investment recommendations (or are deemed to have done so), or offer products and services, such as investing in futures, that are not suitable for all investors, we would become subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to customers.

Similarly, E*TRADE Group, E*TRADE Re, LLC and ETFC, as savings and loan holding companies, and E*TRADE Bank, as a federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, record keeping, transactions with affiliates and conduct and qualifications of personnel.

Similarly, Federal, state and local governments may pass legislation affecting the privacy of financial information that could constrain our ability to communicate, or otherwise conduct business with existing or potential customers and thus constrain our ability to conduct our business as planned. Also, the Federal government or other regulatory body may pass legislation or impose rules that may impact our institutional soft-dollar business and/or our offerings of mutual fund products.

If we fail to comply with applicable securities, banking and insurance regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE and the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees for violation of any of their respective laws, rules or regulations, including regulations of advertising and market activity. The OTS may take similar action with respect to our banking activities, and may also limit our ability to conduct or expand our business. Similarly, the attorneys general of each of the states could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Our ability to comply with all applicable laws and rules is largely dependent on our establishment, maintenance and enforcement of an effective compliance system. Our failure to establish and enforce proper compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. See Note 14 to Unaudited

Consolidated Financial Statements for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a well capitalized financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 14 to Unaudited Consolidated Financial Statements.

As a savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS, and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over ETFC and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special record keeping and risk management requirements.

We believe that all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act, but the OTS has not yet fully interpreted these provisions. Even if our existing activities and investments are permissible, we will be unable to pursue future activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies.

In addition to regulation as a savings and loan holding company, the Bank is subject to extensive regulation of its activities and investments, capitalization, risk management policies and procedures and relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETFC, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect us following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may do so in the future. We reported net profits of $12.7 million for the three months ended June 30, 2003, $34.2 million for the six months ended June 30, 2003, net losses of $186.4 million for fiscal 2002, which included a cumulative effect of accounting change of $293.7 million and net losses of $241.5 million in fiscal 2001, which included a facility restructuring charge of $202.8 million. Although we achieved profitability in the six months ended June 30, 2003, we cannot assure you that profitability will be achieved in future periods.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At June 30, 2003, we had an outstanding balance of $695.3 million in convertible subordinated notes. Our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 44.6% as of June 30, 2003. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2002 through June 30, 2003, the price per share of our common stock has ranged from a high of $12.64 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Attempts to acquire control of E*TRADE may also be delayed or prevented by our stockholder rights plan, which is designed to enhance the ability of our Board of Directors to protect shareholders against unsolicited attempts to acquire control of E*TRADE that, in the opinion of the Board of Directors, do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and our shareholders. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

Interest Rate Sensitivity

As of June 30, 2003, we had variable rate brokerage and corporate term loans of approximately $19.3 million outstanding. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by one percent at June 30, 2003, the interest payments would increase by an immaterial amount.

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

Market risk management oversight is the responsibility of the Bank’s Asset Liability Management Committee (“ALCO”). The ALCO is responsible for measuring, managing and reporting the Bank’s aggregate market risk within established policy guidelines and limits, which are reviewed periodically. The Bank maintains a Risk Management Group, which is independent of the Bank’s portfolio management functions to assist the ALCO in its responsibilities of measuring and managing market risk.

The market risk profile of the Bank is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At June 30, 2003, approximately 55% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2002 and the six months ended June 30, 2003. The market value of the trading portfolio at June 30, 2003 was $449.1 million.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented as of June 30, 2003 and December 31, 2002, because they result in negative interest rates. The sensitivity of NPVE as of June 30, 2003 and December 31, 2002 and the limits established by the Bank’s board of directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of June 30, 2003	Change in NPVE As of December 31, 2002	Board Limit

+300	-34%	-29%	-55%
+200	-21%	-18%	-30%
+100	-9%	-7%	-15%
Base Case	—	—	—
-100	-4%	-2%	-15%

As of June 30, 2003 the Bank’s overall interest rate risk exposure would be classified as “minimum” under the criteria published by the OTS.

Derivative Financial Instruments

The Bank employs derivative financial instruments to help manage the Bank’s interest rate risk. Interest rate swaps are used to lower the duration of specific fixed-rate assets or increase the duration of specific adjustable-rate liabilities. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the change of market values resulting from the prepayment dynamics of the Bank’s mortgage portfolios or to protect against increases in funding costs. The types of options the Bank employs are primarily Cap Options (“Caps”) and Floors Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps benefit from increases in market interest rates while Floors benefit from decreases in market interest rates. Payor Swaptions benefit from increases in market interest rates while Receiver Swaptions benefit from decreases in market interest rates.

The total notional amount of derivative financial instruments relative to total assets is largely the result of the Bank’s exposure to mortgage securities and loans which involve both sensitivity to interest rates and sensitivity to the rates at which the borrowers exercise their option to prepay their loans if interest rates decline. Consequently, a mortgage instrument is hedged with a combination of interest rate swaps and options.

At June 30, 2003, the Bank had derivatives with $7.3 billion in total notional outstanding in comparison to $9.1 billion at December 31, 2002. Notional for interest rate swaps was $4.7 billion as of June 30, 2003 and $6.2 billion as of December 31, 2002. The Bank primarily uses “payer” positions in which the Bank pays a fixed rate of interest on the notional amount and receives a floating rate in exchange. The terms and conditions of the swaps are intended to be industry-standard to maintain the liquidity of the instruments. At June 30, 2003, the Bank also held options with outstanding notional amounts of $2.7 billion in Caps. At December 31, 2002, the notional amounts of options were $350 million in Caps, $375 million in Floors and $2.1 billion in purchased options on forward starting swaps.

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment dates of the loans and their funding dates. At June 30, 2003 and December 31, 2002, there were $1.7 billion and $1.1 billion in mortgage loan commitments awaiting funding, respectively. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”) whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earning.

Item 4.    Evaluation of Disclosure Controls and Procedures

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

On November 21, 1997, a putative class action was filed in the Superior Court of California, County of Santa Clara, by Larry R. Cooper. The action alleges, among other things, that our advertising regarding our commission rates and ability to execute transactions through our online brokerage service was false and deceptive. This action sought injunctive relief, and unspecified compensatory damages, punitive damages, and attorney’s fees. On June 1, 1999, the Court entered an order denying Plaintiffs’ motion for class certification. On January 25, 2000, the Court ordered plaintiff to submit all claims seeking monetary relief to arbitration and stayed all other claims pending the outcome of arbitration. In July 2001, Plaintiff filed an arbitration claim with the National Association of Securities Dealers, Inc. (“NASD”), and in October 2001, we submitted our answer. Subsequently, an NASD arbitration panel issued a ruling indicating that it would not assert jurisdiction over plaintiff’s representative claims and scheduled the hearing of Plaintiff’s individual claims for arbitration for October 14, 2002. Thereafter, the NASD cancelled the October 14, 2002 hearing of this arbitration and rescheduled this arbitration to May 12, 2003. At the parties’ joint request, the May 12, 2003, arbitration date was vacated, and the parties subsequently settled this dispute for a non-material sum, on or about May 27, 2003, and Plaintiff’s request for dismissal, with prejudice, was filed and entered July 10, 2003. Consequently, this matter will not be reported in the future.

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that Plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. By order dated June 7, 2002, the Court granted plaintiff’s motion for class certification. In response, the Company filed a timely Notice of Appeal, and by a “Journal and Opinion” dated January 23, 2003, the Court of Appeals of Ohio, Eighth District, County of Cuyahoga, reversed the trial court’s previous ruling granting class certification, awarded the Company its costs of appeal, and remanded this action to the trial court. Subsequently, plaintiff filed a “Memorandum in Support of Jurisdiction of Appellants Truc Q. Hoang on Behalf of Herself and All Other Similarly Situated” dated March 26, 2003, through which plaintiff sought an order from the Supreme Court of Ohio reversing the Court of Appeals order in favor of the Company and reinstating the previous trial court order granting class certification. By an “Entry” dated June 11, 2003, the Supreme Court of Ohio denied jurisdiction and refused to consider plaintiff’s appeal. As a result, plaintiff may no longer pursue this case as a putative class action. Because the plaintiff may no longer pursue this matter as a class action and because Ms. Hoang’s individual claims are not material, these matters will not be reported in the future.

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

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November of 2001 asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. On July 11, 2003, E*TRADE Securities filed an amended statement of claim, asserting a cause of action for fraud against Wedbush, and seeking, in addition to the approximately $15 million in compensatory damages originally sought, punitive and exemplary damages, and attorneys’ fees and costs. The NYSE arbitrators have scheduled a hearing in this matter to commence on March 2, 2004. At this time, the Company is unable to predict the outcome of this dispute.

•

By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. On May 8, 2003, E*TRADE Securities and Fiserv entered into a Settlement Agreement Assignment and Mutual Release without admission of liability. In that agreement, Fiserv released E*TRADE Securities from all claims arising out of, among other things, transactions relating to bonds issued by Imperial Credit Industries, Inc. which were at issue in the litigation. Based on recoveries from third parties involved in this situation, the settlement had no net impact on the Company’s financial condition or results of operations other than to reduce the related brokerage receivable from MJK and payable to Fiserv by the amount of the settlement. The parties also expressed a desire to resume normal business operations between them and have subsequently done so. As this matter has not been resolved, it will not be reported in the future.

•	By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002 Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities’ cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. On May 20, 2003, the Magistrate Judge issued a Report and Recommendation to the District Court denying E*TRADE Securities’ Motion to Amend its Answer and Counterclaims to add certain affirmative defenses and certain counterclaims against Nomura. On June 9, 2003, E*TRADE Securities filed its Objection to the Report and Recommendation. Oral argument was heard by the District Court on June 25, 2003. No decision from the District Court has been received. At this time the Company is unable to predict the ultimate outcome of this dispute.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota entitled “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company has opposed those motions. On May 8, 2003, E*TRADE Securities and Deutsche Bank AG, Deutsche Bank Securities, Inc., Deutsche Bank Securities Limited and Wayne Breedon (the “Deutsche defendants”) entered into an agreement to settle the allegations in the complaint described above with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, will be dismissed from the complaint described above, and the parties agreed to execute mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. At this time, the Company is unable to predict the ultimate outcome of this dispute in relation to the parties with which it has not settled.

During the three months ended June 30, 2003, the Company negotiated additional third party reimbursements in these matters, the details of which are subject to confidentiality obligations. The ultimate resolution of these matters may still be material to the Company’s operating results or cash flows for any particular period. However, in view of the Company’s current assessment of the remaining exposure in these matters and various third party reimbursements negotiated to date, the Company believes that the net legal reserve of approximately $7 million recorded in the three months ended June 30, 2003 is appropriate at this time.

The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On or about April 17, 2002, a putative class action was filed in the Superior Court of California and for the County of Los Angeles entitled, “Lisa Arroyo, et al., v. E*TRADE Group, Inc.,” alleging unspecified damages based on allegations that E*TRADE Mortgage misclassified certain classes of employees as “exempt” rather than “non-exempt” employees under California law. Plaintiffs now claim on behalf of themselves and all prospective members of the class that they are entitled to lost overtime and other wages or benefits. The Company has answered plaintiffs’ complaint and denied the claims set forth therein. In addition, the Company intends to vigorously oppose any request by plaintiffs seeking an order from the trial court granting plaintiffs class certification. Although investigation and discovery are continuing, the Company is unable to predict the ultimate outcome of this dispute at this time.

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

Item 2.    Changes in Securities and Use of Proceeds

In December 2002, the Company issued 1,288,784 shares of common stock in connection with the acquisition of Engelman Securities, Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering. On May 1, 2003, the Company filed a registration statement with the SEC for the resale of these 1,288,784 shares. The registration statement was declared effective on May 22, 2003.

Item 3.    Defaults Upon Senior Securities—Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on May 22, 2003. Lewis E. Randall, Lester C. Thurow, Michael K. Parks, Mitchell H. Caplan, Vaughn A. Clarke, C. Cathleen Raffaeli and Donna L. Weaver were elected as directors, as tabulated below:

Director	For	Withhold
Lewis E. Randall	274,168,839	28,204,492
Lester C. Thurow	274,161,532	28,211,799
Michael K. Parks	289,687,427	12,685,904
Mitchell H. Caplan	289,740,920	12,632,411
Vaughn A. Clarke	274,583,202	27,790,129
C. Cathleen Raffaeli	289,699,318	12,674,013
Donna L. Weaver	274,174,119	28,199,212

In addition, Ronald D. Fisher, George A. Hayter and William A. Porter will continue as directors.

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2003 was approved, as tabulated below:

For	Against	Abstain	Total

266,829,570	26,090,404	9,453,357	302,373,331

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

Exhibits—

10.1	*	MasterServices Agreement and Global Services Schedule dated April 9, 2003 between E*TRADE Group, Inc. and ADP Financial Information Services, Inc.

31.1		Certification of Mitchell H. Caplan under Item 307 of Regulation S-K

31.2		Certification of Leonard C. Purkis under Item 307 of Regulation S-K

32.1		Certification of Mitchell H. Caplan and Leonard C. Purkis under Section 906 of Sarbanes-Oxley Act

Reports on Form 8-K

On June 19, 2003, the Company filed a Current Report on Form 8-K to report that on June 18, 2003, the Company’s Board of Directors accepted the resignation of Mr. Vaughn A. Clarke as a Director and that it is currently engaged in a search to fill the vacancy left by Mr. Clarke with an independent outside director.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. This exhibit omits the information subject to this confidentiality request. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2003	E*TRADE Group, Inc.
(Registrant)

By:

/s/ MITCHELL H. CAPLAN

Mitchell H. Caplan

Chief Executive Officer

By:

/s/ LEONARD C. PURKIS

Leonard C. Purkis

Chief Financial Officer
(Principal Financial and Accounting Officer)