Form 10-Q
period 2003-09-30
E TRADE FINANCIAL CORP
filed 2003-11-07
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 1-11921

E*TRADE Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4500 Bohannon Drive, Menlo Park, CA 94025

(Address of principal executive offices and zip code)

(650) 331-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 31, 2003, there were 366,051,871 shares of common stock and 1,386,125 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2003

References to E*TRADE, the Company, “we”, “us” and “our” in this Form 10-Q refer to E*TRADE Financial Corporation and its subsidiaries unless the context requires otherwise.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink, ShareData, Stateless Architecture, Power E*TRADE, Destination E*TRADE and TELE*MASTER are trademarks or registered trademarks of E*TRADE Financial Corporation or its subsidiaries in the United States. Some of these and other trademarks are registered outside the United States.

PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Consolidated Financial Statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
A S S E T S
Cash and equivalents	$990,203	$773,605
Cash and investments required to be segregated under Federal or other regulations	2,336,992	1,449,062
Brokerage receivables, net	2,477,518	1,500,089
Mortgage-backed securities, available-for-sale (includes securities pledged to creditors with the right to sell or repledge of $4,501,673 at September 30, 2003 and $6,490,334 at December 31, 2002)	6,971,786	6,932,394
Loans receivable (net of allowance for loan losses of $34,008 at September 30, 2003 and $27,666 at December 31, 2002)	6,764,164	5,552,981
Loans held-for-sale, net	758,603	1,812,739
Investments (includes securities pledged to creditors with the right to sell or repledge of $373,056 at September 30, 2003 and $399,015 at December 31, 2002)	3,089,179	1,770,447
Property and equipment, net	288,402	370,944
Derivative assets	49,165	103,622
Accrued interest receivable	77,788	97,516
Investment in Federal Home Loan Bank Stock	79,236	80,732
Goodwill	406,633	385,144
Other intangibles, net	159,916	157,892
Other assets	284,861	547,081

Total assets	$24,734,446	$21,534,248

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Brokerage payables	$4,604,924	$2,792,010
Deposits	11,533,656	8,400,333
Securities sold under agreements to repurchase	4,266,422	5,628,338
Other borrowings by Bank subsidiary	1,141,957	1,600,584
Derivative liabilities	119,754	150,245
Convertible subordinated notes	695,330	695,330
Accounts payable, accrued and other liabilities	667,663	618,254

Total liabilities	23,029,706	19,885,094

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETBH (redemption value of $148,375 at December 31, 2002)	—	143,365

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2003 and December 31, 2002	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,586,125 at September 30, 2003 and 1,627,265 at December 31, 2002	16	16
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 362,776,076 at September 30, 2003 and 358,044,317 at December 31, 2002	3,628	3,580
Additional paid-in capital	2,216,022	2,190,200
Deferred stock compensation	(12,595)	(23,058)
Accumulated deficit	(337,920)	(433,492)
Accumulated other comprehensive loss	(164,411)	(231,457)

Total shareholders’ equity	1,704,740	1,505,789

Total liabilities and shareholders’ equity	$24,734,446	$21,534,248

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Brokerage revenues:
Commissions	$92,885	$67,760	$239,553	$221,639
Principal transactions	64,174	56,462	165,024	163,869
Other brokerage-related revenues	46,285	45,113	133,450	125,673
Brokerage interest income	36,883	42,742	106,071	146,768
Brokerage interest expense	(2,442)	(2,681)	(6,832)	(9,663)

Net brokerage revenues	237,785	209,396	637,266	648,286

Banking revenues:
Gain on sales of originated loans	53,308	30,749	171,728	78,037
Gain on sale of loans held-for-sale and securities, net	32,819	27,652	69,272	66,328
Other banking-related revenues	23,008	10,853	60,380	33,314
Banking interest income	176,254	187,286	545,233	581,378
Banking interest expense	(117,481)	(132,155)	(356,768)	(418,858)
Provision for loan losses	(7,988)	(4,176)	(26,149)	(11,941)

Net banking revenues	159,920	120,209	463,696	328,258

Total net revenues	397,705	329,605	1,100,962	976,544

Cost of services	156,190	145,521	466,031	420,068

Operating expenses:
Selling and marketing	43,282	39,986	133,448	157,964
Technology development	16,125	13,528	45,391	43,075
General and administrative	72,163	52,170	193,569	157,031
Amortization of other intangibles	8,582	6,891	21,630	21,172
Acquisition-related expenses	534	1,429	2,856	10,095
Restructuring and other exit charges	47,057	2,693	125,706	4,098
Executive agreement	—	—	—	(23,485)

Total operating expenses	187,743	116,697	522,600	369,950

Total cost of services and operating expenses	343,933	262,218	988,631	790,018

Operating income	53,772	67,387	112,331	186,526

Non-operating income (expense):
Corporate interest income	1,481	2,791	4,966	9,940
Corporate interest expense	(11,395)	(11,827)	(34,250)	(36,026)
Gain (loss) on investments	40,985	(9,722)	62,577	(14,819)
Equity in income of investments	2,938	1,517	10,227	5,418
Unrealized losses on venture funds	(749)	(4,398)	(4,383)	(9,462)
Fair value adjustments of financial derivatives	(998)	(6,501)	(15,736)	(6,723)
Gain on early extinguishment of debt, net	—	—	—	5,346
Other	279	(252)	862	(1,611)

Total non-operating income (expense)	32,541	(28,392)	24,263	(47,937)

Pre-tax income	86,313	38,995	136,594	138,589
Income tax expense	24,867	17,543	46,111	60,542
Minority interest in subsidiaries	43	774	(5,089)	1,147

Income before cumulative effect of accounting change	61,403	20,678	95,572	76,900
Cumulative effect of accounting change	—	—	—	(293,669)

Net income (loss)	$61,403	$20,678	$95,572	$(216,769)

Income before cumulative effect of accounting change per share:
Basic	$0.17	$0.06	$0.27	$0.22

Diluted	$0.17	$0.06	$0.26	$0.21

Net income (loss) per share:
Basic	$0.17	$0.06	$0.27	$(0.61)

Diluted	$0.17	$0.06	$0.26	$(0.61)

Shares used in computation of per share data:
Basic	359,432	359,640	356,762	354,535
Diluted	371,173	363,380	364,303	360,905

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$61,403	$20,678	$95,572	$(216,769)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses)	(34,607)	10,741	141,209	48,598
Less impact of realized gains (transferred out of AOCI) and included in net income (loss)	(68,840)	(17,660)	(104,674)	(44,039)
Tax effect	36,075	2,628	(13,102)	(1,189)

Net change from available-for-sale securities	(67,372)	(4,291)	23,433	3,370

Cash flow hedging instruments:
Unrealized losses	(1,524)	(65,514)	(53,107)	(102,604)
Amortization of losses deferred in AOCI into interest expense related to de-designated cash flow hedges	29,900	25,254	93,934	37,934
Tax effect	(11,659)	15,388	(10,521)	26,987

Net change from cash flow hedging instruments	16,717	(24,872)	30,306	(37,683)

Foreign currency translation gains (losses)	11,397	(1,332)	13,307	4,189

Other comprehensive income (loss)	(39,258)	(30,495)	67,046	(30,124)

Comprehensive income (loss)	$22,145	$(9,817)	$162,618	$(246,893)

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							95,572		95,572
Net change in unrealized gains on available-for-sale securities, net of tax								23,433	23,433
Net change in fair value of cash flow hedging instruments, net of tax								30,306	30,306
Foreign currency translation								13,307	13,307
Exercise of stock options and purchase plans, including tax benefit			6,505	66	34,657				34,723
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Issuance of restricted stock			1,633	16	12,436	(12,352)			100
Amortization of deferred stock compensation						1,510			1,510
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock	(41)		41						—

Balance, September 30, 2003	1,586	$16	362,776	$3,628	$2,216,022	$(12,595)	$(337,920)	$(164,411)	$1,704,740

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	1,826	$18	347,592	$3,476	$2,072,701	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914
Net loss								(216,769)		(216,769)
Net change in unrealized gains on available-for-sale securities, net of tax									3,370	3,370
Net change in fair value of cash flow hedging instruments, net of tax									(37,683)	(37,683)
Foreign currency translation									4,189	4,189
Exercise of stock options and purchase plans, including tax benefit			2,651	27	14,960					14,987
Repurchases of common stock			(10,171)	(102)	(43,379)					(43,481)
Issuance of common stock in exchange for retirements of convertible subordinated notes			6,452	64	55,284					55,348
Collection of shareholders’ notes receivable						2,305				2,305
Amortization of deferred stock compensation, net of cancellations and retirements			(1,002)	(10)	(6,127)		7,050			913
Issuance of common stock for purchase acquisitions and equity investments			15,684	158	116,743					116,901
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock	(176)	(1)	176	1						—

Balance, September 30, 2002	1,650	$17	361,382	$3,614	$2,210,182	$(30,402)	$(21,060)	$(463,856)	$(227,501)	$1,470,994

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,572	$(216,769)
Non-cash items included in net income (loss):
Cumulative effect of accounting change	—	293,669
Provision for loan losses	26,149	11,941
Depreciation, amortization and discount accretion	328,223	214,202
Realized loss on impairment of investments	8,209	7,264
Equity in income of subsidiaries and investments	(10,227)	(5,418)
Non-cash restructuring and other exit charges	69,057	3,656
Amortization of deferred stock compensation	1,510	7,050
Deferred income taxes	72,005	34,783
(Gain) loss on disposition of assets	(47)	1,471
Gain on sale of investments	(131,603)	(14,819)
Gain on sale of German Subsidiary	(4,475)	—
Unrealized losses on venture funds	4,383	9,462
Compensation expense for ESPP escrow shares	—	416
Gain on early extinguishment of debt	—	(5,201)
Other	14,865	(35,713)
Net effect of changes in brokerage-related assets and liabilities:
Increase in cash and investments required to be segregated under Federal or other regulations	(872,583)	(154,886)
(Increase) decrease in brokerage receivables	(961,340)	301,377
Increase (decrease) in brokerage payables	1,772,694	(15,432)
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	11,929,496	7,611,533
Purchases and originations of loans held-for-sale	(10,997,562)	(6,544,578)
Proceeds from sales, repayments and maturities of trading securities	9,708,699	8,723,994
Purchases of trading securities	(10,106,596)	(9,014,317)
Net realized gain on loans held-for-sale	(180,189)	(109,679)
Other changes, net:
Decrease in other assets	42,513	12,374
Accrued interest receivable and payable, net	6,660	9,858
Income taxes	—	(1,244)
Increase (decrease) in accounts payable, accrued and other liabilities	73,227	(155,681)
Increase (decrease) in restructuring liabilities	7,061	(25,470)

Net cash provided by operating activities	$895,701	$943,843

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(15,414,377)	$(9,304,551)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	14,622,143	9,556,586
Net increase in loans receivable	(1,019,983)	(357,519)
Decrease in restricted deposits	—	71,888
Cash paid for business acquisition	(3,093)	—
Purchases of property and equipment, net of property and equipment received in business acquisitions	(36,820)	(98,892)
Proceeds from sales of property and equipment	6,417	—
Investing derivative activity	(57,901)	(232,613)
Other	850	(7,579)

Net cash used in investing activities	(1,902,764)	(372,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits	3,132,650	162,302
Advances from the Federal Home Loan Bank	1,220,700	1,104,055
Payments on advances from the Federal Home Loan Bank	(1,611,000)	(1,195,355)
Net increase (decrease) in securities sold under agreements to repurchase	(1,359,129)	175,987
Net increase (decrease) in other borrowed funds	(209,268)	160,472
Proceeds from issuance of trust preferred securities	38,800	24,329
Proceeds from issuance of common stock from associate stock transactions	30,285	12,148
Proceeds from Company loans and lines of credit, net of transaction costs	—	18,500
Repayments on Company loans and lines of credit	(5,090)	(7,126)
Repayment of capital lease obligations	(5,640)	(13,348)
Repurchase of treasury stock	—	(43,481)
Repayments of shareholders’ notes receivable, net of loans repaid/issued	—	1,460
Repayments of loans to related holders’ parties and associates, net of loans repaid/issued	14,163	1,356
Financing derivative activity holders’	(22,810)	(51,514)
Other	—	39

Net cash provided by financing activities	1,223,661	349,824

INCREASE IN CASH AND EQUIVALENTS	216,598	920,987
CASH AND EQUIVALENTS—Beginning of period	773,605	836,201

CASH AND EQUIVALENTS—End of period	$990,203	$1,757,188

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$405,582	$423,930

Cash paid for income taxes	$35,661	$4,911

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$4,825	$2,805

Reclassification of loans held-for-sale to loans held-for-investment	$289,592	$64,760

Reclassification of loans held-for-investment to loans held-for-sale	$—	$2,622,126

Transfer from loans to other real estate owned and repossessed assets	$29,751	$29,774

Assets acquired under capital lease obligations	$2,678	$763

See accompanying notes to unaudited consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

On October 1, 2003, E*TRADE Group, Inc. changed its name to E*TRADE Financial Corporation. E*TRADE Financial Corporation (the “Company”, “Parent” or “E*TRADE”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These principal subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), formerly E*TRADE Securities, Incorporated, a registered broker-dealer;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

Dempsey & Company, LLC (“Dempsey”), a specialist and market-making firm;

E*TRADE Professional Trading, LLC (“E*TRADE Professional”), a registered broker-dealer for professional traders;

E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), formerly E*TRADE Business Solutions Group, Inc., a provider of stock plan administration and software; and

E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

E*TRADE Re, LLC, a provider of mortgage reinsurance and the holding company of ETB Holdings, Inc.;

ETB Holdings, Inc. (“ETBH”), formerly E*TRADE Financial Corporation, the holding company of E*TRADE Bank and E*TRADE Global Asset Management, Inc.;

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

Basis of Presentation

These financial statements have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some disclosures required for annual financial statements. Management believes it has made all adjustments necessary so that the financial statements are presented fairly. The results of operations for the three and nine months ended September 30, 2003 may not indicate future results. Certain prior period amounts have been reclassified to conform to the current presentation. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Group, Inc. included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.    RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities—FIN No. 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities, such as research and development, on behalf of other companies. FIN No. 46 requires VIEs to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 currently apply to VIEs created after January 31, 2003. For VIEs created prior to January 31, 2003, the consolidation requirements were initially effective in the first fiscal year or interim period beginning after June 15, 2003; however, this requirement was deferred by the FASB to December 31, 2003. Early adoption of the consolidation provisions is encouraged. Certain disclosure requirements apply to financial statements issued after January 31, 2003 regardless of when the VIE was established.

As of June 30, 2003, the Company adopted the disclosure provisions and the consolidation provisions of FIN No. 46 for its VIEs created after January 31, 2003. Adoption of the consolidation provisions of FIN No. 46 resulted in the classification of $24.8 million of subordinated debt obligations issued by ETBH in March and April 2003 out of a mezzanine obligation into other borrowings by Bank subsidiary in the accompanying unaudited consolidated balance sheets. The related interest expense on these subordinated debentures of $0.3 million was classified in banking interest expense rather than in minority interest, net of tax, in the accompanying unaudited consolidated statements of operations for the three months ended June 30, 2003.

During the three months ended September 30, 2003, the Company early adopted the consolidation provisions of FIN No. 46 for subordinated debt obligations issued by ETBH prior to January 31, 2003. The early adoption of these VIEs resulted in classification of $143.5 million out of mezzanine obligation into other borrowings by Bank subsidiary and the related incremental interest expense of $2.3 million previously classified in minority interest, but has been reported in banking interest expense for the three months ended September 30, 2003.

The Company will adopt the provisions of FIN No. 46 for any remaining VIEs existing prior to January 31, 2003 during the three-month period ended December 31, 2003. The Company does not expect the adoption to have a material effect on the Company’s financial position or results of operations during the three months ended December 31, 2003.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities—SFAS No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material effect on the accounting or reporting of its derivatives.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity—SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain mandatorily redeemable financial instruments with characteristics of both equity and debt to be classified as liabilities. As the Company adopted the consolidation provisions for all its subordinated debt obligations, SFAS No. 150 did not have any further impact on the Company’s financial position or results of operations.

NOTE 3.    SEGMENT INFORMATION

In continuing to evaluate current operations, beginning in 2003, the Company revised its management reporting to reflect the manner in which its chief operating decision maker assesses Company performance and makes resource allocation decisions. As a result, the Company separates its financial services into two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international
•	Institutional operations—both domestic and international, as well as market-making activities
•	Corporate operations—E*TRADE Financial Corporate Services and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products and a network of ATMs
•	Institutional operations—global asset management activities
•	Corporate operations—certain money management programs

The consolidation, restructuring and exit of certain international brokerage operations beginning in 2001 and continuing through 2003 allowed the Company to provide these services on consolidated platforms. As a result, these operations are now managed and directed under a single brokerage officer.

E*TRADE Financial Corporate Services’ activities, wealth management services and other services, which focused on retirement and college savings plans and delivery of electronic investment advice, are not material and have characteristics comparable to the offerings of other retail brokerage firms and, therefore, continue to be aggregated in the Brokerage Segment. Subsequent restructuring and exit of certain of these activities in 2003 (see Note 14) further reduced the size and impact of the Company’s wealth management and global businesses.

The Company evaluates the performance of its segments based on segment contribution (net revenues and operating income). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs and revenues or based upon specific operating criteria. In prior years, these costs were included in the Domestic Retail Brokerage Segment. Financial information for the Company’s reportable segments is presented in the tables below. Under the revised segment format, net revenues and operating income for the year ended December 31, 2002 would have been $862.2 million and $111.2 million for the Brokerage Segment, respectively, and $463.7 million and $144.7 million for the Banking Segment, respectively.

The following has been presented to conform to the revised segment format (in thousands):

	Three Months Ended September 30, 2003
	Brokerage	Banking	Elimination		Total
Commissions	$92,885	$—	$—		$92,885
Principal transactions	64,174	—	—		64,174
Interest income	36,883	176,254	—		213,137
Interest expense	(2,442)	(117,481)	—		(119,923)
Gain on sales of originated loans	—	53,308	—		53,308
Gain on sale of loans held-for-sale and securities, net	—	32,819	—		32,819
Provision for loan losses	—	(7,988)	—		(7,988)
Other revenues	47,334	23,008	(1,049	)(1)	69,293

Net revenues	238,834	159,920	(1,049)		397,705

Cost of services	103,808	52,382	—		156,190
Selling and marketing	30,941	13,390	(1,049	)(1)	43,282
Technology development	12,493	3,632	—		16,125
General and administrative	34,149	38,014	—		72,163
Amortization of other intangibles	4,445	4,137	—		8,582
Acquisition-related expenses	472	62	—		534
Restructuring and other exit charges	30,505	16,552	—		47,057

Total cost of services and operating expenses	216,813	128,169	(1,049)		343,933

Operating income	$22,021	$31,751	$—		$53,772

	Three Months Ended September 30, 2002
	Brokerage	Banking	Total
Commissions	$67,760	$—	$67,760
Principal transactions	56,462	—	56,462
Interest income	42,742	187,286	230,028
Interest expense	(2,681)	(132,155)	(134,836)
Gain on sales of originated loans	—	30,749	30,749
Gain on sale of loans held-for-sale and securities, net	—	27,652	27,652
Provision for loan losses	—	(4,176)	(4,176)
Other revenues	45,113	10,853	55,966

Net revenues	209,396	120,209	329,605

Cost of services	101,033	44,488	145,521
Selling and marketing	31,677	8,309	39,986
Technology development	11,290	2,238	13,528
General and administrative	29,287	22,883	52,170
Amortization of other intangibles	4,110	2,781	6,891
Acquisition-related expenses	1,429	—	1,429
Restructuring and other exit charges	1,784	909	2,693

Total cost of services and operating expenses	180,610	81,608	262,218

Operating income	$28,786	$38,601	$67,387

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as marketing expense as it is a fee associated with deposit gathering activity and the Brokerage Segment reflects this payment as other revenue as it is a fee for access to customers.

	Nine Months Ended September 30, 2003
	Brokerage	Banking	Elimination		Total
Commissions	$239,553	$—	$—		$239,553
Principal transactions	165,024	—	—		165,024
Interest income	106,071	545,233	—		651,304
Interest expense	(6,832)	(356,768)	—		(363,600)
Gain on sales of originated loans	—	171,728	—		171,728
Gain on sale of loans held-for-sale and securities, net	—	69,272	—		69,272
Provision for loan losses	—	(26,149)	—		(26,149)
Other revenues	134,499	60,380	(1,049	)(1)	193,830

Net revenues	638,315	463,696	(1,049)		1,100,962

Cost of services	302,478	163,553	—		466,031
Selling and marketing	90,362	44,135	(1,049	)(1)	133,448
Technology development	36,060	9,331	—		45,391
General and administrative	99,382	94,187	—		193,569
Amortization of other intangibles	14,303	7,327	—		21,630
Acquisition-related expenses	1,731	1,125	—		2,856
Restructuring and other exit charges	99,736	25,970	—		125,706

Total cost of services and operating expenses	644,052	345,628	(1,049)		988,631

Operating income (loss)	$(5,737)	$118,068	$—		$112,331

Segment assets—As of September 30, 2003	$6,345,075	$18,389,371	$—		$24,734,446

	Nine Months Ended September 30, 2002
	Brokerage	Banking	Total
Commissions	$221,639	$—	$221,639
Principal transactions	163,869	—	163,869
Interest income	146,768	581,378	728,146
Interest expense	(9,663)	(418,858)	(428,521)
Gain on sales of originated loans	—	78,037	78,037
Gain on sale of loans held-for-sale and securities, net	—	66,328	66,328
Provision for loan losses	—	(11,941)	(11,941)
Other revenues	125,673	33,314	158,987

Net revenues	648,286	328,258	976,544

Cost of services	299,139	120,929	420,068
Selling and marketing	123,117	34,847	157,964
Technology development	35,508	7,567	43,075
General and administrative	94,671	62,360	157,031
Amortization of other intangibles	13,394	7,778	21,172
Acquisition-related expenses	10,095	—	10,095
Restructuring and other exit charges	3,487	611	4,098
Executive agreement	(16,561)	(6,924)	(23,485)

Total cost of services and operating expenses	562,850	227,168	790,018

Operating income	$85,436	$101,090	$186,526

Segment assets—As of December 31, 2002	$4,400,434	$17,133,814	$21,534,248

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as marketing expense as it is a fee associated with deposit gathering activity and the Brokerage Segment reflects this payment as other revenue as it is a fee for access to customers.

No single customer accounted for greater than 10% of total revenues in the three and nine months ended September 30, 2003 or 2002.

NOTE 4.    BUSINESS COMBINATIONS AND PORTFOLIO ACQUISITIONS

E*TRADE Professional

In June 2002, the Company acquired Tradescape Securities, LLC, a direct access brokerage firm for professional traders, together with Tradescape Technologies, LLC, a provider of high-speed direct access trading software, technology and network services and Momentum Securities, LLC (renamed “E*TRADE Professional Trading, LLC”), a brokerage firm for professional traders (collectively, “E*TRADE Professional”). In total, the Company paid an aggregate of $96.2 million for these companies, comprised of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million, $8.2 million for the fair value of operating lease liabilities assumed by the Company and other charges of approximately $4.9 million. During the nine months ended September 30, 2003, the Company adjusted its purchase price allocation which resulted in an increase in the amount of goodwill by $11.9 million related to certain additional liabilities, including $7.0 million in resolved claims (see Purchase of Trading Relationships below) that existed, but were not recorded, at the date of acquisition. The results of E*TRADE Professional’s operations have been combined with those of the Company since the date of acquisition.

Purchase of Trading Relationships

In June 2003, the Company purchased interests in certain professional trading relationships represented by Class B shares of E*TRADE Professional Trading, LLC, minority interests involved in E*TRADE Professional, and resolved certain legal claims that existed prior to the Company’s purchase of E*TRADE Professional. The Company agreed to pay $11.7 million in cash and common stock over a three-year period: $7.0 million was designated as a resolution of previously identified claims (see E*TRADE Professional above), $1.2 million to return trading capital to the minority interests, $2.5 million for intangible assets associated with customer trading relationships and $1.0 million in other non-compete and service agreement termination costs. There are no earnings or performance contingencies for these scheduled payments. The goodwill was recorded in the Brokerage Segment and the intangibles will be amortized over four years under an accelerated method.

Credit Card Portfolio Acquisitions

During 2003, the Company purchased credit card loans to further diversify the loan portfolio in its Banking Segment. The Company recorded an aggregate intangible asset of approximately $16.1 million to reflect the fair value of the acquired customer relationships associated with these acquisitions. The Company also recorded a purchased reserve aggregating $2.7 million to reflect the transfer of the estimated reserves previously recorded on the seller’s books for this portfolio.

XtraCash ATMs

In February 2003, E*TRADE Access acquired a portfolio of more than 4,000 ATMs from XtraCash for $10.1 million in cash. XtraCash is a subsidiary of Amicus FSB, the U.S. unit of the Canadian Imperial Bank of Commerce (“CIBC”). As a result, the Company’s Banking Segment recorded $9.2 million in ATM contract intangible assets and $0.9 million in property and equipment.

Ganis Credit Corporation

In December 2002, as part of its ongoing diversification of its asset portfolio, the Bank acquired 100% of the issued and outstanding capital stock of Ganis, a wholly owned subsidiary of Deutsche Bank AG. Ganis is a recreational vehicle, marine and other consumer loan originator and servicer. As shown below, the Bank paid an aggregate of $1.9 billion to purchase Ganis (in thousands):

Cash	$56,198
Assumption of debt	1,834,122

Aggregate purchase price	$1,890,320

As part of this acquisition, the Company also acquired consumer loans totaling $1.9 billion. Ganis’ results of operations and financial position have been combined with those of the Company since the acquisition date. During the nine months ended September 30, 2003, the Company finalized its purchase price valuation with respect to its intangible assets, whereby the Company recorded a $1.6 million increase in the distribution intangible asset to $7.8 million. The Company also recorded an increase to goodwill of $5.3 million, which included a $4.7 million accrual, net of tax adjustments, related to the anticipated relocation of the Ganis facility. The $4.7 million represents the tax-effected present value of the contractual lease payments for the current facility, less any projected sublease income. The following table summarizes the amount recorded as goodwill (in thousands):

Goodwill at December 31, 2002	$33,991
Purchase price adjustments	5,257

Goodwill at September 30, 2003	$39,248

The Ganis acquisition was accounted for under the purchase accounting method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value on the purchase date. At September 30, 2003, the Company had not finalized its determination of the amount of certain Ganis assets and liabilities that existed at the date of acquisition. The Company anticipates finalizing these amounts by December 2003.

The pro forma information below sets forth the results of operations of the Company as if the acquisitions of Ganis, Engelman Securities, Inc., a privately held specialist and market-making firm, acquired in December 2002, and E*TRADE Professional occurred at the beginning of 2002 and includes the effect of amortization of intangibles acquired from that date (in thousands, except per share amounts):

Nine Months Ended September 30, 2002

Net revenues	$1,044,772
Income before cumulative effect of accounting change	$72,390
Net loss	$(221,280)
Basic and diluted income before cumulative effect of accounting change per share	$0.20
Basic and diluted loss per share	$(0.61)

The pro forma information is for informational purposes only and is not necessarily indicative of the results of future operations or results that would have been achieved had the acquisition taken place at the beginning of 2002.

NOTE 5.    BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,999 at September 30, 2003 and $3,062 at December 31, 2002)	$1,904,404	$1,153,000
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	117,435	53,912
Deposits paid for securities borrowed	418,451	279,214
Securities failed to deliver	6,123	1,707
Other	31,105	12,256

Total brokerage receivables, net	$2,477,518	$1,500,089

Payable to customers and non-customers	$3,631,333	$2,178,175
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	907,911	581,534
Securities failed to receive	9,134	3,117
Other	56,546	29,184

Total brokerage payables	$4,604,924	$2,792,010

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin. Credit extended to customers and non-customers with respect to margin accounts was $1,420 million at September 30, 2003 and $980 million at December 31, 2002. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying unaudited consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings, or for delivery to counterparties to cover customer short positions. As of September 30, 2003, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $1,738 million. Of this amount, $1,087 million has been pledged or sold as of September 30, 2003 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at September 30, 2003 are amounts from transactions involving MJK Clearing and two other brokers. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 17. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 6.    MORTGAGE-BACKED SECURITIES, AVAILABLE-FOR-SALE

Mortgage-backed securities, available-for-sale are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
September 30, 2003:
Private issuer and other	$11,473	$435	$(339)	$11,569
U.S. government sponsored enterprise obligations	5,171,986	4,478	(99,846)	5,076,618
Collateralized mortgage obligations	1,894,101	7,307	(17,809)	1,883,599

Total	$7,077,560	$12,220	$(117,994)	$6,971,786

December 31, 2002:
Private issuer and other	$14,479	$380	$(397)	$14,462
U.S. government sponsored enterprise obligations	4,056,474	13,227	(15,223)	4,054,478
Collateralized mortgage obligations	2,869,427	12,077	(18,050)	2,863,454

Total	$6,940,380	$25,684	$(33,670)	$6,932,394

NOTE 7.    LOANS, NET

Loans, net are summarized as follows (in thousands):

	September 30, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans	$2,414,061	$753,633	$3,167,694
Consumer and other loans	4,202,780	—	4,202,780
Unamortized premiums, net	181,331	4,970	186,301
Allowance for loan losses	(34,008)	—	(34,008)

Total loans, net	$6,764,164	$758,603	$7,522,767

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans	$1,982,142	$1,765,739	$3,747,881
Consumer and other loans	3,432,528	22,471	3,454,999
Unamortized premiums, net	165,977	24,529	190,506
Allowance for loan losses	(27,666)	—	(27,666)

Total loans, net	$5,552,981	$1,812,739	$7,365,720

NOTE 8.    INVESTMENTS

Investments are comprised of trading, available-for-sale debt and equity securities, as defined under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments also include the Company’s ownership in entities in which it owns between 20% and 50% or has the ability to exercise significant influence. These investments are accounted for using the equity method. Investments in non-public securities in which there is a less than 20% ownership are carried at cost.

The carrying amounts of investments are shown below (in thousands):

	September 30, 2003	December 31, 2002
Trading securities	$779,698	$396,579
Available-for-sale investment securities:
Corporate bonds	180,542	352,590
Municipal bonds	13,804	32,561
Asset-backed securities	1,682,428	737,582
Other debt securities and money market funds	81,681	1,278
Publicly traded equity securities	294,924	136,661

Total available-for-sale investment securities	2,253,379	1,260,672

Equity method and other investments:
Joint ventures	13,657	61,451
Venture capital funds	18,429	18,613
Other investments	24,016	33,132

Total equity method and other investments	56,102	113,196

Total investments	$3,089,179	$1,770,447

Available-for-Sale Investment Securities

The cost basis and estimated fair values of available-for-sale investment securities are shown below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
September 30, 2003:
Corporate bonds	$188,215	$1,197	$(8,870)	$180,542
Municipal bonds	14,770	163	(1,129)	13,804
Asset-backed securities	1,692,541	11,750	(21,863)	1,682,428
Other debt securities	86,906	10	(5,235)	81,681

Total debt securities	1,982,432	13,120	(37,097)	1,958,455
Publicly traded equity securities	199,072	95,852	—	294,924

Total	$2,181,504	$108,972	$(37,097)	$2,253,379

December 31, 2002:
Corporate bonds	$377,731	$1,124	$(26,265)	$352,590
Municipal bonds	32,005	556	—	32,561
Asset-backed securities	750,221	3,901	(16,540)	737,582
Other debt securities	1,422	21	(165)	1,278

Total debt securities	1,161,379	5,602	(42,970)	1,124,011
Publicly traded equity securities	137,383	—	(722)	136,661

Total	$1,298,762	$5,602	$(43,692)	$1,260,672

Softbank Investment Corporation

Prior to June 2, 2003, the Company accounted for its ownership in E*TRADE Japan K.K. under the equity method as the Company owned 35.8% of the outstanding common stock of E*TRADE Japan K.K. and one of the Company’s employees held a seat on the Board of Directors of E*TRADE Japan K.K. In the table on the preceding page, the investment is reported for the period ending December 31, 2002 under joint ventures. The investment constitutes $57.8 million of the total reported value of $61.5 million at December 31, 2002. On June 2, 2003, E*TRADE Japan K.K. merged with Softbank Investment Corporation (“SBI”) and the Company exchanged its 35.8% ownership in E*TRADE Japan K.K. for 19.8% of the common stock of SBI. As a result of this exchange, the Company determined it no longer exercised significant influence or control over SBI and therefore, should account for its investment in SBI under the cost method as an available-for-sale investment security. The Company recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of their book value on June 2, 2003, the exchange date. As a result, the Company now reflects the investment as an available-for-sale investment security in publicly traded equity securities in the preceding investment table.

During the three months ended September 30, 2003, the Company sold shares of SBI resulting in a pre-tax gain of $40.5 million. At September 30, 2003, the Company’s ownership in SBI was 14%, the fair value of its investment in SBI was $152.4 million, with a gross unrealized gain of $93.1 million. The unrealized gain, net of tax, was reflected in accumulated other comprehensive income (“AOCI”) as an unrealized pre-tax gain on available-for-sale securities. As the Company realized capital gains from these sales it was able to reduce its capital loss valuation allowance, which lowered the Company’s current effective tax rate for the three months ended September 30, 2003. The fair value of this investment has demonstrated significant volatility since the merger on June 2, 2003, and may continue to do so.

Asset-Backed Securities

When at least half of the rating agencies that rate a particular security classify it as “below investment grade,” the Company also considers the investment as “below investment grade.” As of September 30, 2003, the Company’s investment portfolio included the following “below investment grade” asset-backed securities: $6.0 million issued by Metris Master Trust; $7.9 million issued by MMCA Automobile Trust; $4.8 million issued by Oakwood Mortgage Investors; and $23.8 million issued by Conseco Financial Securitizations Corporation. These securities are backed by loans and receivables from multiple underlying obligors and are not direct obligations of Metris Companies, Mitsubishi Motors Credit of America, Oakwood Mortgage Investors or Conseco Incorporated. As of September 30, 2003, the estimated fair market values of these securities were $4.2 million, $6.6 million, $2.9 million and $16.3 million, respectively. The Company performed a detailed credit and cash flow analysis of the underlying assets in each of these securities and does not believe the decline in market values presents an other-than-temporary impairment. The tax-effected unrealized loss on these securities is reflected in AOCI as unrealized loss on available-for-sale securities. The Company has the ability and intent to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of September 30, 2003. Management continues to monitor and evaluate these securities closely for impairment that is other-than-temporary.

Equity Method and Other Investments

Venture Capital Funds

Among the Company’s investments in venture capital funds, the Company has investments in the E*TRADE eCommerce Fund and ArrowPath Fund II (collectively, the “Funds”). Each of the Funds is managed by an independent general partner entity. The Company is a non-managing member. The former CEO and former Chief Strategic Investment Officer (“CSIO”) of the Company were the managing members of the general partner entities. The former CSIO remains a managing member; however, during the three months ended March 31, 2003, both of these individuals ceased employment with the Company.

Other Investments

The Company did not record any other-than-temporary impairments during the three months ended September 30, 2003. It did however, record an other-than-temporary charge of $7.7 million for the three months ended September 30, 2002, a $8.2 million charge for the nine months ended September 30, 2003 and a $10.8 million charge for the nine months ended September 30, 2002 related to investments in privately held companies accounted for under the cost method. Each quarter, the Company evaluates its privately held investments using factors that aid in the identification of possible other-than-temporary impairments. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly traded peers of the investee. In the six months ended June 30, 2003, the Company recorded an other-than-temporary impairment charge of $7.0 million related to one privately held investment determined during the Company’s quarterly review, supplemented by a third-party independent valuation of the privately held investment.

NOTE 9.    ASSET SECURITIZATION—COLLATERALIZED DEBT OBLIGATIONS

On August 7, 2003, ETGAM transferred $78.4 million of asset-backed securities to E*TRADE ABS CDO II, Ltd (“CDO II”). In addition, the Bank transferred $321.7 million of asset-backed securities to CDO II. Concurrently, CDO II sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO II’s asset-backed securities to investors for cash of $400.9 million. The Company recognized a nominal loss on the initial sale of the asset-backed securities. Neither CDO II nor the investors in beneficial interests sold by CDO II have recourse to ETGAM or the Company. CDO II is a qualifying special purpose entity as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; as such, it is not required to be consolidated in the Company’s financial statements. ETGAM purchased $6.0 million, the fair value at date of purchase, of preference shares of CDO II from independent third parties.

In September 2002, ETGAM executed a similar securitization in which an unrelated financial advisor and ETGAM transferred $251.7 million of asset-backed securities to E*TRADE ABS CDO I, Ltd (“CDO I”). All securities issued by this trust were sold to unrelated third parties, with the exception of $8.6 million of preference shares purchased by ETGAM from an independent third party.

ETGAM’s retained interests are subordinate to the notes sold by CDO I and CDO II and on an equal standing with the preference shares purchased by other preference share investors in CDO I and CDO II. At September 30, 2003, Moody’s and Fitch rated the CDO I and CDO II preference shares as follows:

	Moody’s	Fitch
CDO I	Baa3	BBB-
CDO II	Ba2	BBB-

The carrying value of ETGAM’s retained interest in both CDO I and CDO II is subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio (see Note 8). Therefore, changes in the market value of these securities are recorded in gain on sale of loans held-for-sale and securities, net in the accompanying unaudited consolidated statements of operations. The following table presents a sensitivity analysis of ETGAM’s retained interests in CDO I and CDO II at September 30, 2003 (dollars in thousands):

	CDO I	CDO II(1)
Fair value of retained preference shares	$8,372	$6,000

Weighted-average remaining life (years)	4.42	5.48

Weighted-average prepayment speed	16.00%	25.00%
Impact of 10% adverse change	$(18)	$71
Impact of 20% adverse change	$(21)	$73

Weighted-average discount rate	18.00%	18.00%
Impact of 10% adverse change	$(455)	$(436)
Impact of 20% adverse change	$(870)	$(829)

Weighted-average credit losses	0.65%	0.18%
Impact of 10% adverse change	$(193)	$(40)
Impact of 20% adverse change	$(386)	$(81)

Actual credit losses to date	$—	$—

For the three months ended September 30, 2003:
Actual interest payments received	$608	$—
Actual principal payments received	$—	$—

For the nine months ended September 30, 2003:
Actual interest payments received	$1,200	$—
Actual principal payments received	$—	$—

(1)	Reported assumptions are consistent with those used to derive the original value of ETGAM’s preference shares.

The market values of ETGAM’s CDO I and CDO II preference shares were based on calculated discounted expected future cash flows. These calculations include the assumptions about levels of weighted-average life, prepayment speed, discount rate and expected credit losses shown in the preceding table.

The sensitivities and estimates denoted in the preceding table are hypothetical and should be used with the understanding that actual future performance and results can vary significantly. As the amounts indicate, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

ETGAM entered into management agreements to provide certain collateral management services for CDO I and CDO II. As compensation for its services ETGAM receives a management fee based on the quarterly amount of assets managed (as defined). For the three months ended September 30, 2003, ETGAM earned management fees under the CDO I and CDO II management agreements of $0.4 million.

At September 30, 2003, ETGAM managed the Company’s on-balance sheet asset-backed securities, as well the off-balance sheet asset-backed securities of both CDO I and CDO II, which are presented in the following table (in thousands):

Managed on-balance sheet asset-backed securities, classified as:
Trading securities	$54,913
Available-for-sale	1,682,428

Total managed on-balance sheet asset-backed securities	1,737,341

Managed off-balance sheet securitized asset-backed securities:
CDO I	229,941
CDO II	396,049

Total managed off-balance sheet securitized asset-backed securities	625,990

Total managed asset-backed securities	$2,363,331

As of September 30, 2003, there were no assets past due 90 days or more and no net losses on these securities.

NOTE 10.    OTHER ASSETS AND LIABILITIES

As part of its normal operations, the Bank enters into commitments to buy and sell mortgage-backed securities in order to manage certain interest rate risk.

Receivables for Bank Securities Sold, Collateral Not Delivered

Other assets includes receivables for mortgage-backed securities from third-party brokers that the Bank committed to sell, but did not deliver to the brokers by the settlement date. The Bank was unable to deliver the securities primarily because other parties failed to deliver similar securities to the Bank, which the Bank had committed to buy. The Bank’s interest rate risk exposure related to this receivable is mitigated by its commitments to purchase mortgage-backed securities from other third-party brokers at a fixed price. Amounts related to these receivables were $50.4 million at September 30, 2003 and $241.7 million at December 31, 2002.

Payables for Bank Securities Purchased, Collateral Not Received

Accounts payable, accrued and other liabilities includes payables to third-party brokers for mortgage-backed securities the Bank committed to buy, but did not receive from the brokers by the settlement date. The Bank’s interest rate risk exposure related to this payable is mitigated by its commitments to sell mortgage-backed securities to other third-party brokers at a fixed price. Amounts related to these payables were $95.0 million at September 30, 2003 and $130.5 million at December 31, 2002.

NOTE 11.    DEPOSITS

Deposits are summarized as follows (in thousands):

	September 30, 2003	December 31, 2002
Checking accounts, interest-bearing	$287,289	$241,798
Checking accounts, non-interest-bearing	24	21
Money market	4,499,474	4,036,682
Money market sweep deposit account	2,758,225	—
Passbook savings	1,089	292
Certificates of deposit	3,755,637	3,720,959
Brokered certificates of deposit	231,918	400,581

Total deposits	$11,533,656	$8,400,333

E*TRADE FINANCIAL Sweep Deposit Account Relationship

In September 2003, the Company introduced the E*TRADE FINANCIAL Sweep Deposit Account (“SDA”). This Sweep product transfers Brokerage Segment customer balances, previously held in independent money market funds, to the Bank. The Bank records these funds as customer deposits in FDIC-insured money market accounts. The Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balances, which is eliminated in consolidation.

NOTE 12.    COMPANY-OBLIGATED REDEEMABLE CAPITAL SECURITIES

ETBH raises capital through the formation of trusts that, in turn, sell preferred securities in the capital markets that are guaranteed by ETBH. The preferred securities issued by these trusts are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. The proceeds from the sale of securities by the trusts are used to purchase subordinated debentures issued by ETBH, with the associated fixed- or variable-rate interest payable on a quarterly or semi-annual basis. ETBH contributes proceeds from the sale of its subordinated debentures to the Bank in the form of capital contributions.

During the nine months ended September 30, 2003, ETBH formed three of these trusts. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. In each case, the proceeds from the sales of these issuances were invested in ETBH’s Floating Rate Junior Subordinated Debentures. Key information regarding these issuances is provided in the following table (dollars in thousands):

			Floating Rate Cumulative Preferred Securities		Proceed used for
					Bank’s General Corporate Purposes	ETBH Debt Service Coverage
Issuance Date	Maturity	Trust Name	Shares Issued	Liquidation Value
March 27, 2003	2033	ETFC Capital Trust IX	15,000	$15,000	100%	—
April 10, 2003	2033	ETFC Capital Trust X	10,000	$10,000	51.5%	48.5%
September 24, 2003	2033	ETB Capital Trust XII	15,000	$15,000	100%	—

The Floating Rate Junior Subordinated Debentures invested in by both ETFC Capital Trust IX (“ETFCCT IX”) and ETFC Capital Trust X (“ETFCCT X”) have variable annual dividend rates at 3.25% above the three-month LIBOR interest rate, payable quarterly, beginning in July 2003. ETB Capital Trust XII (“ETBCT XII”) has a variable annual dividend rate at 3.10% above the three-month LIBOR interest rate, payable quarterly, beginning in January 2004.

NOTE 13.    SHAREHOLDERS’ EQUITY

Restricted Common Stock and Deferred Stock Compensation

During the nine months ended September 30, 2003, the Company issued 1.6 million shares of restricted stock to executive officers, thereby increasing the amount of deferred stock compensation in the accompanying unaudited consolidated balance sheets by $12.4 million, the fair market value of the shares on the date of grant. The officers’ right to retain these shares does not vest in any part until the five-year anniversary of the date of grant, at which time the right to retain the shares vest in full. The Company will recognize compensation expense related to these shares ratably over the five-year vesting period. In addition, during the three months ended March 31, 2003, as a result of the Company’s former CEO’s resignation in January 2003, 3.2 million unvested shares that were previously transferred to a Rabbi Trust were cancelled, thereby reducing the amount of deferred stock compensation in the accompanying unaudited consolidated balance sheets by $19.5 million.

Amortization of deferred stock compensation was $0.8 million for the three months ended September 30, 2003, $1.7 million for the three months ended September 30, 2002, $1.5 million for nine months ended September 30, 2003 and $7.1 million for the nine months ended September 30, 2002.

Supplemental Executive Retirement Plan

In 2001, the Company’s Board of Directors adopted a Supplemental Executive Retirement Plan (“SERP”) program for executive officers. Contributions to the SERP were discretionary. With the exception of the Company’s former CEO, whose benefits vested immediately, no portion of a participant’s benefits became vested unless the individual had participated in the SERP for at least five years. Fifty percent of participant’s benefits were to vest over five years of participation in the SERP with the remaining benefits vesting over the next five years of participation or upon the participant’s attaining the age of sixty. In April 2003, the Company’s Board of Directors agreed to terminate the SERP. As part of the process of terminating the SERP, the Company repatriated approximately $6.0 million of unallocated cash previously contributed to a Rabbi Trust on October 31, 2003.

Stock-Based Compensation

At September 30, 2003, the Company has stock-based employee compensation plans, which it accounts for under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which encourages expensing options based on the application of a fair value methodology. However SFAS No. 123 allows the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to be applied. If any stock options are granted to employees below fair market value at the date of grant, the resulting stock-based employee compensation cost is reflected in the Company’s reported net income (loss), based on the intrinsic value. More than 99% of the Company’s grants of stock options in the three and nine months ended September 30, 2003 and 2002 were granted at fair market value and, therefore, were not expensed in accordance with APB Opinion No. 25.

The following table illustrates the effect on the Company’s reported net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$61,403	$20,678	$95,572	$(216,769)
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax	1,057	1,437	1,572	4,537
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,440)	(5,021)	(9,681)	(16,669)

Pro forma income (loss)	$58,020	$17,094	$87,463	$(228,901)

Income (loss) per share:
Basic—as reported	$0.17	$0.06	$0.27	$(0.61)

Basic—pro forma	$0.16	$0.05	$0.25	$(0.65)

Diluted—as reported	$0.17	$0.06	$0.26	$(0.61)

Diluted—pro forma	$0.16	$0.05	$0.24	$(0.65)

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	68%	68%	66%	70%
Risk-free interest rate	3%	3%	3%	4%
Expected life of option following vesting (in months)	16	48	19	40

Valuation of weighted average fair values for all option grants under SFAS No. 123 were $4.82 for the three months ended September 30, 2003, $2.53 for the three months ended September 30, 2002, $2.63 for the nine months ended September 30, 2003 and $5.11 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company granted approximately 4.8 million options to certain executive officers under terms that provided for vesting over four years. During the nine months ended September 30, 2003, the Company granted approximately 6.1 million options to its non-executive employees under terms that provided for vesting within the year of grant, with a value of $1.47 per share.

NOTE 14.    RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
2003 Restructuring Plan	$40,610	$—	$111,278	$—
2001 Restructuring Plan	3,872	2,693	14,901	4,098
Other exit activity	2,575	—	(473)	—

Total restructuring and other exit charges	$47,057	$2,693	$125,706	$4,098

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”) through the periods ended June 30, 2003 and September 30, 2003. The 2003 Restructuring Plan has two elements: facility consolidation and the exit and write-off of unprofitable product offerings and initiatives. The amount charged in the three months ended June 30, 2003 was $70.7 million and the amount charged in the three months ended September 30, 2003 was $40.6 million. The Company expects to complete the 2003 Restructuring Plan in the three-month period ended December 31, 2003, with additional charges of approximately $1.0 million, for a total 2003 restructuring charge of approximately $112.0 million.

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other Exit Activity	Total
2003 restructuring and other exit charges recorded in:
Three months ended June 30, 2003	$23,299	$47,369	$70,668
Three months ended September 30, 2003	29,947	10,663	40,610

	53,246	58,032	111,278
Cash payments:
Three months ended June 30, 2003	(310)	(13,009)	(13,319)
Three months ended September 30, 2003	(9,139)	(1,925)	(11,064)

Non-cash charges:
Three months ended June 30, 2003	(13,322)	(33,129)	(46,451)
Three months ended September 30, 2003	(5,430)	(5,182)	(10,612)

2003 Restructuring liabilities at September 30, 2003	$25,045	$4,787	$29,832

Facility Consolidation

The facility consolidation charge for the 2003 Restructuring Plan for the nine months ended September 30, 2003, was $53.2 million, representing charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities in offices located in Menlo Park and Rancho Cordova, California. The charge also includes a non-cash charge of leasehold improvements and furniture and fixtures totaling $13.3 million. The charge did not include relocation costs, which are expensed as incurred.

Other Exit Activity

The other exit activity charge for the 2003 Restructuring Plan for the nine months ended September 30, 2003, was $58.0 million related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In calculating these charges, the Company used the negotiated contract termination fees or the net book value of assets less the amount of estimated proceeds upon disposition, if any. The charge also includes a non-cash charge of $33.1 million related to the write-off of certain assets of unprofitable product lines including eAdvisor. These charges related to the exit of eAdvisor activity was approximately $15.3 million of which the Company’s net share was approximately $10.2 million. The remaining portion of $5.1 million was allocated to the eAdvisor joint venture partner, reflected as minority interest in subsidiaries, net of tax for the three months ended June 30, 2003. Other charges include termination of consulting agreements, severance, cancellation penalties on services no longer required and restructuring of the Company’s Hong Kong brokerage operations.

2001 Facility Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. The 2001 Restructuring Plan resulted in a pre-tax charge of $202.8 million in 2001. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations.

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
2001 facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges recorded in 2001	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	128,469	52,532	21,764	202,765
Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543
2002 activity on 2001 facility restructuring reserve:
Adjustments and additional charges recorded in 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	69,123	—	1,033	70,156
2003 activity on 2001 facility restructuring reserve:
Adjustments and additional charges recorded in the nine months ended September 30, 2003	14,235	719	(53)	14,901
Cash payments	(31,829)	—	(445)	(32,274)
Non-cash charges	—	(59)	—	(59)

2001 Restructuring liabilities at September 30, 2003	$51,529	$660	$535	$52,724

Facility Consolidation

The initial 2001 facility restructuring charge included $128.5 million related to facility consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third-party sublease revenues. These lease commitments extend through 2010. The charge also included a pre-tax write-off (non-cash charges) of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs to be incurred over the next twelve months, which were expensed as incurred.

In 2002, the Company recognized an additional $7.3 million in facility consolidation expense as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall 2002 net increase in the facility consolidation reserve reflects lower than estimated sublease rental income, combined with longer than estimated periods to sublet vacated facilities.

The facility consolidation reserve also reflects the Company’s negotiations to terminate a significant contractual lease obligation that called for a one-time payment of approximately $33.0 million. In exchange for the payment to the buyer, the Company received full release from its future lease obligations. The payment was made by the Company on October 2, 2003. The payment reduced the $52.7 million 2001 restructuring liabilities at September 30, 2003 to $19.7 million at October 2, 2003.

During the nine months ended September 30, 2003, the Company recognized an additional $14.2 million in facility consolidation expense. Approximately $11.8 million was the result of updated estimates of sublease income and delays in expected sublease start dates, driven by declining economic circumstances in certain commercial real estate markets. Approximately $2.4 million was recognized during the three-month period ended September 30, 2003 resulting from the final negotiation of the lease termination agreement referred to above.

Other Exit Charges

Israel Exit Activity

The Company recognized a $1.4 million charge related to exit activities in Israel during the three months ended March 31, 2003.

Sale of German Subsidiary

The Company entered into an agreement to sell its German subsidiary to an unrelated party in March 2003. The Company recorded an impairment loss on its German subsidiary as of December 31, 2002, as a result of these negotiations. The transaction was approved by the German regulatory authorities and closed in May 2003. Upon closure of the sale, the Company received cash proceeds of $4.9 million. In addition, the Company negotiated to receive future services and technology assets for its European operations from the buyer valued at $5.1 million. The Company recorded these future services in other assets and will amortize the value of these services over the anticipated period during which it expects to receive the actual services. The Company recognized a gain of $4.5 million from the sale in the six months ended June 30, 2003. The gain was primarily attributable to the terms of the agreement, which provided for a partial reimbursement to the Company for losses incurred through the regulatory approval holding period and to the appreciation in the EURO during the holding period.

Exit of Keyboard Lending Activities

During the three months ended September 30, 2003, the Company exited its keyboard lending activities, which it originally entered into as a result of its acquisition of Ganis in December 2002. This included the sale of substantially all of its keyboard loans (of approximately $100 million) and write-off of other assets, resulting in a loss of approximately $2.6 million for the three months ended September 30, 2003. Contributions from keyboard lending activities were insignificant to the overall operating results of Ganis.

NOTE 15.    INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (“EPS”) (in thousands, except per share data):

	Three Months Ended September 30,
	2003		2002
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Net income	$61,403	$61,403	$20,678	$20,678

Total weighted average basic shares outstanding	359,432	359,432	359,640	359,640
Effect of dilutive securities:
Weighted average options and restricted stock issued to employees	—	9,195	—	1,194
Weighted average warrants and contingent shares outstanding	—	2,546	—	2,546

Total weighted average diluted shares outstanding	359,432	371,173	359,640	363,380

Net income per share	$0.17	$0.17	$0.06	$0.06

	Nine Months Ended September 30,
	2003		2002
	Basic EPS	Diluted EPS	Basic EPS	Diluted EPS
Income before cumulative effect of accounting change	$95,572	$95,572	$76,900	$76,900
Cumulative effect of accounting change, net of tax	—	—	(293,669)	(293,669)

Net income (loss)	$95,572	$95,572	$(216,769)	$(216,769)

Total weighted average basic shares outstanding	356,762	356,762	354,535	354,535
Effect of dilutive securities:
Weighted average options and restricted stock issued to employees	—	4,995	—	5,006
Weighted average warrants and contingent shares outstanding	—	2,546	—	1,364

Total weighted average diluted shares outstanding	356,762	364,303	354,535	360,905

Income (loss) per share:
Income before cumulative effect of accounting change	$0.27	$0.26	$0.22	$0.21
Cumulative effect of accounting change, net of tax	—	—	(0.83)	(0.82)

Net income (loss) per share	$0.27	$0.26	$(0.61)	$(0.61)

Excluded from the calculations of diluted income (loss) per share are 45.4 million shares for the three and nine months ended September 30, 2003 and the three months ended September 30, 2002 and 46.2 million shares for the nine months ended September 30, 2002 of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an as-if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock are not included in the computation of diluted income (loss) per share because the options’ exercise price is greater than the average market price of the Company’s common stock for the periods stated and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options excluded from computation of diluted income (loss) per share	12,264	36,114	24,093	26,259
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$9.38	$4.40	$6.81	$6.96

NOTE 16.    REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Professional and E*TRADE Clearing have elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities, E*TRADE Professional and E*TRADE Clearing maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	September 30, 2003
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC	$32,047	$215,940	$183,893
E*TRADE Securities LLC	$250	$76,377	$76,127
E*TRADE Global Asset Management, Inc.	$1,744	$23,320	$21,576
E*TRADE Professional Trading, LLC	$250	$4,762	$4,512
Dempsey & Company, LLC	$133	$16,912	$16,779
Engelman Securities, Inc.	$379	$1,755	$1,376
GVR Company, LLC	$1,000	$9,859	$8,859
Versus Brokerage Service (U.S.) Inc.	$100	$665	$565

The Company’s international broker-dealer subsidiaries, located in Canada, Europe and South East Asia, have various and differing capital requirements, all of which were met at September 30, 2003. At September 30, 2003, these companies had an aggregate net capital of $49.6 million, required net capital of $19.3 million and excess net capital of $30.3 million.

As discussed in Note 17, in the three months ended June 30, 2003, E*TRADE Securities settled a lawsuit entitled “Fiserv Securities Inc. v. E*TRADE Securities, Inc.”

Banking

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under quantitative measures established by regulation to ensure capital adequacy, the Bank must maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. As of the most recent date of notification, in effect at September 30, 2003, the Office of Thrift Supervision (“OTS”), the regulatory agency of the Bank, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets shown in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and, consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s actual and required capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2003:
Total Capital to risk-weighted assets	$1,156,573	12.50%	>$	739,919	>8.0%	>$	924,899	>10.0%
Tier I Capital to risk-weighted assets	$1,122,634	12.14%	>$	369,960	>4.0%	>$	554,939	>6.0%
Tier I Capital to adjusted total assets	$1,122,634	6.16%	>$	728,592	>4.0%	>$	910,740	>5.0%

As of December 31, 2002:
Total Capital to risk-weighted assets	$988,127	11.70%	>$	675,608	>8.0%	>$	844,510	>10.0%
Tier I Capital to risk-weighted assets	$960,627	11.37%	>$	337,804	>4.0%	>$	506,706	>6.0%
Tier I Capital to adjusted total assets	$960,627	5.67%	>$	677,212	>4.0%	>$	846,515	>5.0%

NOTE 17.    COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In the ordinary course of its business, E*TRADE Securities engaged in certain stock loan transactions with MJK Clearing, Inc. (“MJK”), involving the lending of Nasdaq-listed common stock of GenesisIntermedia, Inc. (“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth below. As reflected previously, E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, has settled one of these three cases. As to the two remaining cases, E*TRADE Securities contends that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending them:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November 2001, asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. On July 11, 2003, E*TRADE Securities filed an amended statement of claim, asserting a cause of action for fraud against Wedbush, and seeking, in addition to the approximately $15 million in compensatory damages originally sought, punitive and exemplary damages, and attorneys’ fees and costs. On September 15, 2003, Wedbush submitted a motion for leave to file an Amended Answer and Counterclaim. That proposed pleading would eliminate Wedbush’s counterclaim for declaratory relief and add counterclaims for unjust enrichment, accounting, and equitable allocation or apportionment of sums received by E*TRADE Securities through settlement proceeds from third parties. The arbitration panel has yet to rule on Wedbush’s motion for leave to amend. The NYSE arbitrators have scheduled a hearing in this arbitration to commence on March 2, 2004. At this time, the Company is unable to predict the outcome of this dispute.

•	By a complaint dated October 4, 2001, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania entitled, “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” Fiserv filed an amended complaint dated July 2, 2002, seeking $27 million in damages plus interest, punitive damages, attorney fees and other relief from E*TRADE Securities for breach of contract, conversion and unjust enrichment. On July 17, 2002, E*TRADE Securities filed an amended answer denying Fiserv’s claims and asserting affirmative defenses. On May 8, 2003, E*TRADE Securities and Fiserv entered into a Settlement Agreement Assignment and Mutual Release without admission of liability. In that agreement, Fiserv released E*TRADE Securities from all claims arising out of, among other things, transactions relating to bonds issued by Imperial Credit Industries, Inc., which were at issue in the litigation. Based on recoveries from third parties involved in this situation, the settlement had no net impact on the Company’s financial condition or results of operations other than to reduce the related brokerage receivable from MJK and payable to Fiserv by the amount of the settlement. The parties also expressed a desire to resume normal business operations between them and have subsequently done so.

•	By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc. v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002, Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages, but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. On May 20, 2003, the Magistrate Judge issued a Report and Recommendation to the District Court denying E*TRADE Securities’ Motion to Amend its Answer and Counterclaims to add certain affirmative defenses and certain counterclaims against Nomura. On June 9, 2003, E*TRADE Securities filed its Objection to the Report and Recommendation. By order dated September 4, 2003, the Court granted Nomura’s motion for partial summary judgment, thereby dismissing (a) E*TRADE Securities’ counterclaims and defenses to the extent they relied either on the alleged inapplicability of the Master Stock Lending Agreement between the parties or on E*TRADE Securities’ alleged status as an agent for MJK Clearing, Inc., (b) E*TRADE Securities’ counterclaims predicated on conversion, money had and received, and unjust enrichment, and (c) E*TRADE Securities’ request for punitive damages. The Court also overruled the magistrate judge’s May 20, 2003 Report and Recommendation, thereby granting E*TRADE Securities leave to amend its pleadings to state counterclaims and defenses based on Nomura’s allegedly fraudulent conduct. The parties thereafter stipulated to stay this matter pending the completion of discovery in E*TRADE Securities LLC v. Deutsche Bank AG, et al., Civil No. 02-SC- 3711 (JMR/FLN), which, as described below, is an action pending in the United States District Court for the District of Minnesota, wherein E*TRADE has asserted similar claims against Nomura to those it has asserted in its defenses and counterclaims in this action. At this time, the Company is unable to predict the ultimate outcome of this dispute.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota captioned “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB) (hereinafter “E*TRADE v. Deutsche”), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act,

Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and Federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company opposed those motions. On May 8, 2003, E*TRADE Securities and Deutsche Bank AG, Deutsche Bank Securities, Inc., Deutsche Bank Securities Limited and Wayne Breedon (the “Deutsche defendants”) entered into an agreement to settle the allegations in the complaint described above with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, have been dismissed from the complaint described above, and the parties are in the process of documenting mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. On September 8, 2003, the Court issued an order denying defendants’ motions to dismiss with respect to most of E*TRADE’s claims, including those asserted under Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, and Sections 5 and 12 of the Securities Act. The Court dismissed the claims E*TRADE had asserted under the Racketeer Influenced And Corrupt Practices Act, the Minnesota Consumer Protection Act, and Section 13(d) of the Securities Exchange Act. On October 23, 2003, Nomura Securities International, Inc. and Nomura Canada, Inc. filed answers that also include counterclaims against E*TRADE Securities and cross-claims against other defendants. The counterclaims assert that in the event Nomura Canada, Inc. and/or Nomura Securities International, Inc. are found liable to E*TRADE Securities under Sections 11 or 12 of the Securities Act of 1933, they are entitled to a set-off for any award to which E*TRADE Securities might otherwise be entitled under these statutory provisions. At this time, the Company is unable to predict the ultimate outcome of this dispute in relation to the parties with which it has not settled.

On September 25, 2003, the Company filed a second action in the District of Minnesota captioned “E*TRADE Securities LLC v. Nomura Canada, Inc. et al.,” asserting claims assigned by Fiserv to E*TRADE in connection with the settlement of “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” This action includes the same defendants and causes of action as those asserted in “E*TRADE v. Deutsche,” except that it omits such claims and parties as have been dismissed in “E*TRADE v. Deutsche” or are otherwise factually inapplicable. Through this litigation, the Company seeks to recover certain damages sustained by Fiserv as a result of the fraud alleged above in connection with “E*TRADE v. Deutsche.” At this time, the Company is unable to predict the outcome of this dispute.

During the three months ended June 30, 2003, the Company negotiated additional third-party reimbursements in these matters, the details of which are subject to confidentiality obligations. The ultimate resolution of these matters may still be material to the Company’s operating results or cash flows for any particular period. However, in view of the Company’s current assessment of the remaining exposure in these matters and various third-party reimbursements negotiated to date, the Company believes that the net legal reserve of approximately $7 million recorded during the nine months ended September 30, 2003, is appropriate at this time.

The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

The Company is a defendant in other civil actions arising in the normal course of business. These currently include, among other actions, two putative class actions alleging various causes of action for “unfair or deceptive business practices” that were filed against the Company between November 21, 1997 and March 11, 1999, as a result of various systems interruptions that the Company previously experienced. In one of these two cases, filed by Truc Q. Hoang, plaintiffs recently lost an appeal of an underlying appellate order denying class certification. In the other, filed by Elie Wurtman, plaintiff’s appeal of an underlying trial court order denying class certification is still pending. (See Part II. Item 1. “Legal and Administrative Proceedings.”) The Company believes that these actions are without merit and continues to defend against them vigorously. Although class certification has been denied or overturned in each of these cases, the Company is unable to predict the ultimate outcome of these matters, and an unfavorable outcome in any of these matters could harm the Company’s business.

On or about April 17, 2002, a putative class action was filed in the Superior Court of California and for the County of Los Angeles entitled, “Lisa Arroyo, et al., v. E*TRADE Financial, E*TRADE Mortgage Corporation, and Loansdirect, Inc.,” (the predecessor to E*TRADE Mortgage) alleging unspecified damages based on allegations that Loansdirect and E*TRADE Mortgage misclassified certain classes of employees as “exempt,” rather than “non-exempt” employees. Plaintiffs claim on behalf of themselves and all prospective members of the class that they are entitled to lost overtime and other wages or benefits. The Company previously answered plaintiffs’ complaint and denied all claims set forth therein. Without admitting any fault or liability, the Company subsequently agreed to a proposed settlement and established a reserve on September 5, 2003, under the terms of which the Company will receive an unconditional general release from all participating class members and in exchange pay to the class of eligible plaintiffs and class counsel the sum of $6.3 million. On October 9, 2003, the Court granted its preliminary approval of the parties’ proposed settlement agreement; accordingly, the Class Administrator commenced mailing notices of the proposed settlement to potential class members on or about October 20, 2003, and the trial court will hold a hearing regarding the parties’ request for final approval of the proposed settlement on December 15, 2003.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in large part upon the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Insurance Matters

The Company maintains insurance coverage that management believes is reasonable and prudent. The principal insurance coverage it maintains covers commercial general liability, property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

Commitments

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the accompanying unaudited consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	September 30, 2003
	Fixed Rate	Variable Rate
Purchase loans	$175,718	$664,250
Sell loans	$118,558	$116,520
Originate mortgage loans	$352,986	$112,857
Originate non-mortgage loans	$392,892	$—

At September 30, 2003, Bank had commitments to purchase $1.9 billion and sell $3.0 billion in securities. In addition, the Bank had approximately $2.6 billion of certificates of deposit scheduled to mature in less than one year and $2.0 billion of unfunded commitments to extend credit.

On June 9, 2003, E*TRADE Access agreed to make certain modifications to all ATMs owned by E*TRADE Access. The commitment was made between E*TRADE Access, on the one hand, and the Massachusetts Attorney General’s office and the National Federation for the Blind (the “NFB”), on the other. Pursuant to this agreement, E*TRADE Access will modify certain ATMs it owns over time to provide audio support for users who are sight-impaired. As modifications are made, the Company will capitalize these amounts in property and equipment and depreciate them over the remaining life of the ATMs.

Despite the foregoing, there remains a dispute between E*TRADE Access and both the Massachusetts Attorney General’s Office and the NFB as to the legal obligations, if any, of E*TRADE Access, under the Americans with Disabilities Act (“ADA”) and state law to make similar equipment modifications to ATMs in the E*TRADE Access network that are owned by individual merchants, rather than E*TRADE itself. On June 6, 2003, E*TRADE Access filed a declaratory relief action against the NFB entitled, “E*TRADE Access, Inc. v. National Federation of the Blind, Inc.,” No. 03-743-A. (United States District Court for the Eastern District of Virginia). On June 25, 2003, the Massachusetts Attorney General’s Office, the NFB and certain individuals filed a complaint against E*TRADE Access and E*TRADE Bank in the United States District Court for the District of Massachusetts entitled “Commonwealth of Massachusetts, et al, v. E*TRADE Access, Inc., et al.,” 03-11206-MEL. Following the Virginia court ruling, on a motion to dismiss brought by the NFB, the Virginia matter has been dismissed and the entire matter will proceed in the Massachusetts court.

NOTE 18.    ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions principally to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in the fair value of certain loans, mortgage-backed securities and investment securities. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the accompanying unaudited consolidated statements of operations in other income (expense) as the fair value adjustments of financial derivatives.

De-recognized Fair Value Hedges

During the three and nine months ended September 30, 2003 and 2002, certain fair value hedges were de-recognized and, therefore, hedge accounting was discontinued during those periods. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net in the unaudited consolidated statement of operations. Prior to the discontinuance of hedge accounting, hedge ineffectiveness, if any, was recorded as a component of fair value adjustments of financial derivatives in the accompanying unaudited consolidated statements of operations. The gains or losses that were recognized after the discontinuance of the hedge relationship is shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Losses recognized subsequent to the de-recognition of fair value relationships as gain on sale of loans held-for-sale and securities, net	$—	$4,792	$2,688	$701

The following table summarizes information related to financial derivatives in fair value hedge relationships at September 30, 2003 (dollars in thousands):

Assets Hedged:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Remaining Life (Years)
Derivative Instrument:		Asset	Liability	Net
Loans:
Pay fixed interest rate swaps	$964,000	$1,023	$(10,030)	$(9,007)	2.63%	1.12%	2.86
Investment securities:
Pay fixed interest rate swaps	29,000	—	(1,062)	(1,062)	4.02%	1.10%	4.96

Total fair value hedges	$993,000	$1,023	$(11,092)	$(10,069)	2.67%	1.12%	2.93

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses interest rate swaps and caps to hedge the variability of future cash flows associated with existing variable-rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

The change in fair value for derivatives that hedge cash flows associated with time deposits, repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, dollar rolls and other borrowings and investment securities are reported in AOCI as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships decreased by $94.5 million during the three months ended September 30, 2003. The amounts in AOCI are then included in interest expense as a yield adjustment in the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $99.3 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum ten-year term.

Terminated Derivatives in Cash Flow Hedges

During the normal course of business, the Company terminates certain interest rate swaps and options. The notional amounts of the derivatives terminated and fair market value gain (loss) resulting from these interest swaps is shown in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Notional	$2,347,000	$360,500	$5,519,500	$3,501,800
Fair market value gain (loss) recognized in AOCI	$31,720	$(28,104)	$(47,028)	$(213,684)

The loss accumulated in AOCI on the derivative instruments terminated (as illustrated in the preceding table) will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 0.25 to 9.73 years. Interest expense related to terminated interest rate swaps included $31.4 million during the three months ended September 30, 2003, $28.0 million during the three months ended September 30, 2002, $97.2 million during the nine months ended September 30, 2003 and $46.3 million during the nine months ended September 30, 2002.

The following table summarizes information related to financial derivatives in cash flow hedge relationships hedging variable-rate liabilities and the forecasted issuances of liabilities, as of September 30, 2003 (dollars in thousands):

Items Hedged:	Notional Amount of Derivative	Fair Value of Derivative			Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Strike Rate	Weighted Average Remaining Life (Years)
Derivative Instrument:		Asset	Liability	Net
Time deposits:
Pay fixed interest rate swaps	$450,000	$—	$(31,184)	$(31,184)	6.305	1.71	N/A	1.78
Repurchase agreements:
Pay fixed interest rate swaps	2,328,000	—	(65,771)	(65,771)	3.57	0.76	N/A	4.76
Purchased interest rate options—caps	1,000,000	44,202	—	44,202	N/A	N/A	2.98	4.72
Federal Home Loan Bank advances:
Pay fixed interest rate swaps	575,000	—	(8,002)	(8,002)	2.53	1.14	N/A	2.27
Investment securities:
Pay float interest rate swaps	22,000	661	—	661	1.14	3.31	N/A	1.96
Forward purchase and sale agreements	645,334	—	(3,548)	(3,548)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,020,334	$44,863	$(108,505)	$(63,642)	3.75	1.01	2.98	4.10

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the accompanying unaudited consolidated statements of operations in other income (expense) as the fair value adjustments of financial derivatives. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Fair value hedges	$(2,522)	$(9,181)	$(18,270)	$(14,761)
Cash flow hedges	1,524	2,680	2,534	8,038

Total fair value adjustments of financial derivatives	$(998)	$(6,501)	$(15,736)	$(6,723)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that are intended to be sold are considered to be derivatives and therefore are recorded at fair value with changes in fair value recorded in earnings in gain on sale of loans. The net change in the IRLCs and the related hedging instruments, which consist of mortgages sold on a forward basis and purchased puts and call options, resulted in a $3.0 million net gain for the three months ended September 30, 2003, a $3.9 million net loss for the three months ended September 30, 2002, a $4.8 million net gain for the nine months ended September 30, 2003 and an $8.1 million net gain for the nine months ended September 30, 2002.

NOTE 19.    RELATED PARTY MATTERS

Repayment of Related Party Note Receivable

In November 2000, the Company extended a loan to William A. Porter, the Company’s founder and Chairman Emeritus. This note was for a ten-year period, to be repaid no later than November 30, 2010. Interest on the note accrued at the rate of 6.09% per annum. In December 2001, Mr. Porter paid $1.0 million of the principal amount of the loan. On August 1, 2003, Mr. Porter repaid the remaining outstanding principal balance of the note and interest in full.

NOTE 20.    SUBSEQUENT EVENTS

Trust Preferred Issuance

In October 2003, ETB Holdings, Inc. formed ETB Capital Trust XI (“ETBCT XI”), a business trust formed solely for the purpose of issuing capital securities. ETBCT XI sold at par, 10,000 shares of Floating Rate Cumulative Preferred Securities, with a liquidation amount of $1,000 per capital security, for a total of $10.0 million and invested the net proceeds in ETBH’s Floating Rate Junior Subordinated Debentures. These subordinated debentures mature in 2033 and have a variable annual dividend rate at 3.00% above the three-month LIBOR interest rate, payable quarterly, beginning in February 2004. Approximately 92.8% of the net proceeds were invested in the Bank and used for the Bank’s general corporate purposes. The remaining net proceeds, or 7.2%, were held at ETBH for debt service coverage.

DRAFCO Acquisition

On October 20, 2003, the Company completed its previously announced acquisition of all of the issued and outstanding capital stock of Deutsche Recreational Asset Funding Corporation (“DRAFCO”). This included the purchase of residual cash flows interests related to certain marine and recreational vehicle loan securitizations. The transaction was completed pursuant to the Ganis acquisition on December 23, 2002. The Company paid $59.7 million for DRAFCO, including $10.5 million prepaid by the Company on December 23, 2002 as part of the overall Ganis acquisition. The DRAFCO acquisition was subject to the receipt of certain third party approvals, all of which were successfully obtained. Finalization of the DRAFCO acquisition completes all of the transactions contemplated under the Ganis acquisition.

Investments

Subsequent to September 30, 2003, through November 6, 2003, the Company realized pre-tax gains of approximately $60 million as a result of sales from its publicly traded equity securities portfolio.

2001 Restructuring Plan

On October 2, 2003, the Company made a $33.0 million payment, which it had accrued for at September 30, 2003, as part of its final negotiation to terminate a significant contractual lease obligation included in the 2001 Restructuring Plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words, such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Financial Corporation from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC, and in this document under the heading “Risk Factors”, beginning in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE.

Critical Accounting Policies and Estimates

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. Our determination of the allowance for loan losses, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of accrued restructuring costs and valuation of goodwill are particularly subject to management’s judgments and estimates and are important to the portrayal of our financial position. These areas are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Key Performance Indicators

The following tables set forth several key performance indicators, which management utilizes in measuring our performance and in explaining the results of our operations for the comparative three and nine months presented and as of September 30, 2003 and December 31, 2002:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
Net new active brokerage accounts(1)(2)	(15,785)	11,394	*	(836,016)	147,687	*
Net new active banking accounts(3)	(15,662)	6,869	*	146,348	19,786	*

Total net new active accounts	(31,447)	18,263	*	(689,668)	167,473	*

Total brokerage revenue trades(2)(4)	8,417,615	5,644,813	49%	21,057,053	15,807,389	33%

Daily average brokerage revenue trades (“DARTs”)(2)(4)	131,525	88,200	49%	112,006	84,082	33%

Average commission per brokerage revenue trade(2)(4)	$11.03	$12.00	(8)%	$11.38	$14.02	(19)%

	September 30, 2003	December 31, 2002	Percentage Change
Active retail brokerage accounts(1)(2)	2,854,900	3,690,916	(23)%
Active banking accounts(3)	657,646	511,298	29%

Total active accounts at period end	3,512,546	4,202,214	(16)%

*	Percentage change not meaningful.
(1)	Effective June 30, 2003, brokerage accounts are considered active if the account has a positive asset balance of at least $25 at the end of the quarter, as compared to prior periods in which an active account was defined as an account with a positive balance or if a trade has been made in the account in the past six months or the account must have been opened in connection with a corporate employee stock benefit program. Prior periods were not restated to reflect the change in definition. For the three months ended June 30, 2003, net new active brokerage accounts were reduced by 980,677 accounts as a result of our change in definition. A customer may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts. Each individual account is included as a separate account.
(2)	Brokerage accounts and revenue trades include domestic, international and professional trading information.
(3)	Bank deposit accounts are considered active if a customer account was initially funded and the account is not considered abandoned or dormant under applicable Federal and State laws, or the account has not been closed. Following our acquisition of credit card loans in June 2003, we expanded our definition of active bank accounts to include credit card accounts if an account incurred a debit or credit within the prior month. Effective June 30, 2003, bank loan accounts are considered active only if we hold the underlying obligations, as compared to prior periods in which active bank loan accounts also included accounts in which we owned marketing rights to the account or customer. Prior periods were not restated to reflect this change in definition. As a result of these changes, new active bank accounts increased by 21,834 net accounts in the three months ended June 30, 2003 reflecting an increase in loan accounts of 53,946 offset by 32,112 decrease in accounts which no longer meet our definition. Customers may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts.
(4)	Trades and daily average revenue trades (“DARTs”) include domestic, international and professional revenue trades. DARTs differ from our daily average transactions, which we reported in the past, in that transactions include both revenue and non-revenue executions, while excluding professional and other commission-based revenue trades. We believe DARTs offer a more comparable commission per trade measure.

The following table sets forth the increases and decreases in average customer margin balances, average customer money market fund balances, average stock borrow balances, average stock loan balances and average customer credit balances for the three and nine months indicated (dollars in millions):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
Average customer margin balances	$1,240	$1,089	14%	$1,083	$1,363	(21)%
Average customer money market fund balances	$7,621	$7,453	2%	$7,429	$7,937	(6)%
Average stock borrow balances	$436	$334	31%	$374	$278	35%
Average stock loan balances	$701	$397	77%	$583	$433	35%
Average customer credit balances	$2,168	$1,426	52%	$1,916	$1,456	32%

The following table sets forth the components of net revenues and percentage change information for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
Brokerage revenues:
Commissions	$92,885	$67,760	37%	$239,553	$221,639	8%
Principal transactions	64,174	56,462	14%	165,024	163,869	1%
Other brokerage-related revenues	46,285	45,113	3%	133,450	125,673	6%
Brokerage interest income	36,883	42,742	(14)%	106,071	146,768	(28)%
Brokerage interest expense	(2,442)	(2,681)	(9)%	(6,832)	(9,663)	(29)%

Net brokerage revenues	237,785	209,396	14%	637,266	648,286	(2)%

Banking revenues:
Gain on sales of originated loans	53,308	30,749	73%	171,728	78,037	120%
Gain on sale of loans held-for-sale and securities, net	32,819	27,652	19%	69,272	66,328	4%
Other banking-related revenues	23,008	10,853	112%	60,380	33,314	81%
Banking interest income	176,254	187,286	(6)%	545,233	581,378	(6)%
Banking interest expense	(117,481)	(132,155)	(11)%	(356,768)	(418,858)	(15)%
Provision for loan losses	(7,988)	(4,176)	91%	(26,149)	(11,941)	119%

Net banking revenues	159,920	120,209	33%	463,696	328,258	41%

Total net revenues	$397,705	$329,605	21%	$1,100,962	$976,544	13%

Revenues

Total net revenues increased 21% for the three months ended September 30, 2003 and 13% for the nine months ended September 30, 2003 from the comparable periods in 2002.

Net brokerage revenues increased 14% for the three months ended September 30, 2003 from the comparable period in 2002 mainly due to an increase in commissions and principal transactions, offset by a decrease in net brokerage interest income. Net brokerage revenues decreased 2% for the nine months ended September 30, 2003 from the comparable period in 2002 driven by a decrease in net brokerage interest income, partially offset by an increase in commissions and other brokerage-related revenues.

Net banking revenues increased 33% for the three months ended September 30, 2003 and 41% for the nine months ended September 30, 2003 from the comparable periods in 2002. These increases are due to the continuing low interest rates throughout the three and nine months ended September 30, 2003, which favorably impacted our mortgage business, resulting in an increase in gain on sales of originated loans and other mortgage-backed securities.

Brokerage Revenues

Commissions, which are earned as customers execute trades, increased 37% for the three months ended September 30, 2003 and 8% for the nine months ended September 30, 2003 from the comparable periods in 2002. These revenues are primarily affected by brokerage revenue trade volume, the average commission per brokerage revenue trade and trade mix.

Total brokerage revenue trades increased 49% for the three months ended September 30, 2003 and 33% for the nine months ended September 30, 2003 from the comparable periods in 2002, largely reflective of a resurgence in market activity during the three and nine months ended September 30, 2003. Average commission per brokerage revenue trade decreased 8% from $12.00 for the three months ended September 30, 2002 to $11.03 for the three months ended September 30, 2003. For the nine months ended September 30, 2003, as compared to the comparable period in 2002, the average commission per brokerage revenue trade decreased 19% from $14.02 to $11.38. The decreases in average commission per brokerage revenue trades is due to changes in trade mix and the implementation of a simplified $9.99 flat commission rate program for the most active trader segment in June 2002. This new pricing accounts for a majority of the net decrease in the average commission per brokerage revenue trade.

Principal transactions, which comprise institutional revenues, market-making revenues and certain net proprietary trading gains, increased 14% for the three months ended September 30, 2003 and 1% for the nine months ended September 30, 2003 from the comparable periods in 2002. The increase during the three months ended September 30, 2003 is due to a resurgence in institutional and market-making activity.

Other brokerage-related revenues are comprised of account maintenance fees, payments for order flow from outside market makers, E*TRADE Financial Corporate Service revenue, professional trading rebate revenues, proprietary fund revenues and fees for brokerage-related services. Other brokerage-related revenues increased 3% for the three months ended September 30, 2003 and 6% for the nine months ended September 30, 2003 from the comparable periods in 2002. These increases are primarily due to an increase in professional trading rebate revenues, following the acquisition of E*TRADE Professional in June 2002, proprietary fund revenues and fees received from the internalization of money market funds, in lieu of interest, which was previously recorded in brokerage interest income, offset by decreases in payment for order flow revenue and account maintenance fee revenue.

Interest income from brokerage-related activities is primarily comprised of interest earned by our brokerage subsidiaries on credit extended to customers to finance purchases of securities on margin, interest earned on cash and investments required to be segregated under Federal or other regulations and fees on customer assets invested in money market accounts. Brokerage interest income decreased 14% for the three months ended September 30, 2003 and 28% for the nine months ended September 30, 2003 from the comparable periods in 2002. The decrease in brokerage interest income for the three months ended September 30, 2003 from the three months ended September 30, 2002 reflects a reduction in average margin rates and a reduction in interest income associated with the internalization of the money market funds offered to our customers, beginning in October 2002, partially offset by an increase in average customer margin balances. Since these funds were internalized, the Brokerage Segment receives a fee from the Bank in lieu of interest, and the related revenues are now recorded in other brokerage-related revenues. The decrease for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 reflects a reduction in both the average balances and in margin rates charged to customers coupled with the reduction in interest income associated with the internalization of the money market funds offered to our customers.

Interest expense from brokerage-related activities is primarily comprised of interest paid to customers on certain credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiaries’ stock loan program. Brokerage interest expense decreased 9% for the three months ended September 30, 2003 and 29% for the nine months ended September 30, 2003 from the comparable periods in 2002. The decrease in brokerage interest expense primarily reflects an overall decrease in interest rates, offset by an increase in average stock loan balances, which increased 77% for the three months ended September 30, 2003 and 35% for the nine months ended September 30, 2003 from the comparable periods in 2002.

Banking Revenues

Gain on sales of originated loans is comprised of gains on loans originated by E*TRADE Mortgage and Ganis. Gain on sales of originated loans increased 73% for the three months ended September 30, 2003 and 120% for the nine months ended September 30, 2003 from the comparable periods in 2002. These increases were due to an increased level of direct-to-customer mortgage loan originations, driven by higher refinance and home purchase volumes, as a result of declining mortgage interest rates, as well as additional volume from loans originated by Ganis.

Gain on sale of loans held-for-sale and securities, net consists of gain on sales of available-for-sale mortgage-backed and investment securities, activity related to the loans held-for-sale portfolio acquired through the correspondent loan program, gains and losses related to market value adjustments on the sales of derivative financial instruments not in effective SFAS No. 133 hedging relationships and trading activity. Gain on sale of loans held-for-sale and securities, net increased 19% for the three months ended September 30, 2003 and 4% for the nine months ended September 30, 2003 from the comparable periods in 2002. The net increase for the three and nine months ended September 30, 2003 was primarily the result of increased gains on sale of mortgage-backed securities. Gains on sale of mortgage-backed securities were offset by net losses on the loans held-for-sale portfolio due to prepayment activity and a decrease in net trading activity.

Other banking-related revenues are comprised primarily of ATM transaction fees and credit card fees, as well as loan servicing fees and other banking fees imposed on deposit and transactional accounts. Other banking-related revenues increased 112% during the three months ended September 30, 2003 and 81% during the nine months ended September 30, 2003 over the comparable periods in 2002. The majority of these increases resulted from increases in ATM and credit card revenues, reflecting the respective purchases during 2003 of XtraCash ATMs and the credit card portfolio, as well as increased loan servicing fees resulting from the December 2002 purchase of Ganis.

Interest income from banking-related activities reflects interest earned on assets, consisting primarily of loans receivable and mortgage-backed securities. Banking interest income decreased 6% for the three and nine months ended September 30, 2003 from the comparable periods in 2002. These decreases reflect a lower average yield due to the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets, such as consumer loans. Consistent with overall balance sheet growth, average interest-earning banking assets increased 23% for the three and nine months ended September 30, 2003 from the comparable periods in 2002. The average yield on interest-earning banking assets decreased to 4.20% for the three months ended September 30, 2003 from 5.50% for the three months ended September 30, 2002 and decreased to 4.41% for the nine months ended September 30, 2003 from 5.77% for the nine months ended September 30, 2002.

Interest expense from banking-related activities is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense decreased $14.7 million or 11% for the three months ended September 30, 2003 and $62.1 million or 15% for the nine months ended September 30, 2003 from the comparable periods in 2002. The decrease in banking interest expense reflects a lower average cost of borrowings, partially offset by an increase in average interest-bearing banking liability balances. Average interest-bearing banking liability balances increased $3.0 billion or 23% for the three months ended September 30, 2003 and $3.1 billion or 24% for the nine months ended September 30, 2003 from the comparable periods in 2002. The average cost of borrowings decreased to 2.87% for the three months ended September 30, 2003 from 3.98% for the three months ended September 30, 2002 and decreased to 2.99% for the nine months ended September 30, 2003 from 4.35% for the nine months ended September 30, 2002. In accordance with FIN No. 46, during the three months ended June 30, 2003, we began including interest costs related to our mandatorily redeemable preferred securities in interest expense. Previously, we included these costs in minority interest in subsidiaries. This change resulted in additional interest expense of approximately $2.6 million for the three months ended September 30, 2003 and $2.9 million for the nine months ended September 30, 2003.

Net interest spread, an indicator of profitability, is calculated by subtracting the weighted-average yield earned on interest-earning banking assets from the weighted-average rate paid on interest-bearing banking liabilities. Net interest spread decreased from 1.52% for the three months ended September 30, 2002 to 1.33% for the three months ended September 30, 2003, and remained flat at 1.42% for the nine months ended September 30, 2002 and 2003. These decreases are attributed primarily to the interest rate environment experienced during 2003. Although we have undertaken spread widening initiatives by continuing to diversify our asset base and by moving into transactional deposits to reduce funding costs, these efforts have been offset by continued downward pressure from increased prepayment and sale activity with respect to our mortgage products. The following tables present average balance data and income and expense data for our banking operations, the related interest yields and rates and interest spread (dollars in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,431,318	$85,768	4.62%	$7,711,039	$119,318	6.19%
Interest-bearing deposits	337,595	1,573	1.85%	181,613	1,128	2.46%
Mortgage-backed and related available-for-sale securities	6,545,038	63,462	3.88%	4,624,427	54,499	4.71%
Available-for-sale investment securities(2)	2,033,425	22,118	4.35%	706,034	8,272	4.75%
Investment in FHLB stock	79,236	649	3.25%	80,482	1,332	6.56%
Trading securities	410,976	3,244	3.16%	333,037	2,737	3.29%

Total interest-earning banking assets	16,837,588	$176,814	4.20%	13,636,632	$187,286	5.50%

Non-interest-earning banking assets	933,232			645,607

Total banking assets	$17,770,820			$14,282,239

Interest-bearing banking liabilities:
Retail deposits	$9,032,367	$62,975	2.77%	$7,917,438	$79,101	3.96%
Brokered certificates of deposit	345,357	2,175	2.50%	305,232	2,187	2.84%
FHLB advances	849,147	11,661	5.37%	853,607	13,830	6.34%
Other borrowings	5,983,488	40,670	2.66%	4,092,579	37,037	3.54%

Total interest-bearing banking liabilities	16,210,359	$117,481	2.87%	13,168,856	$132,155	3.98%

Non-interest-bearing banking liabilities	605,868			319,387

Total banking liabilities	16,816,227			13,488,243
Total banking shareholder’s equity	954,593			793,996

Total banking liabilities and shareholder’s equity	$17,770,820			$14,282,239

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$627,229	$59,333		$467,776	$55,131

Net interest spread			1.33%			1.52%

Net interest margin (net yield on interest-earning banking assets)			1.41%			1.62%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.87%			103.55%

Return on average total banking assets			0.84%			0.68%

Return on average banking equity(3)			15.69%			12.31%

Average equity to average total banking assets			5.37%			5.56%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $0.6 million for the three months ended September 30, 2003 and none for the three months ended September 30, 2002.
(3)	Represents return on average equity of ETBH.

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,340,106	$282,555	5.13%	$7,606,226	$364,594	6.39%
Interest-bearing deposits	215,752	3,512	2.18%	207,772	3,812	2.45%
Mortgage-backed and related available-for-sale securities	6,557,295	185,218	3.77%	4,448,100	170,611	5.11%
Available-for-sale investment securities(2)	1,933,368	63,092	4.35%	921,551	34,727	5.07%
Investment in FHLB stock	79,779	2,353	3.94%	73,240	3,174	5.79%
Trading securities	388,072	10,165	3.49%	182,859	4,460	3.25%

Total interest-earning banking assets	16,514,372	$546,895	4.41%	13,439,748	$581,378	5.77%

Non-interest-earning banking assets	857,309			599,224

Total banking assets	$17,371,681			$14,038,972

Interest-bearing banking liabilities:
Retail deposits	$8,567,247	$204,521	3.19%	$8,335,551	$260,088	4.17%
Brokered certificates of deposit	406,260	8,405	2.77%	137,475	2,945	2.86%
FHLB advances	937,497	30,986	4.36%	877,847	42,313	6.36%
Other borrowings	6,036,669	112,856	2.47%	3,512,364	113,512	4.26%

Total interest-bearing banking liabilities	15,947,673	$356,768	2.99%	12,863,237	$418,858	4.35%

Non-interest-bearing banking liabilities	550,796			415,808

Total banking liabilities	16,498,469			13,279,045
Total banking shareholder’s equity	873,212			759,927

Total banking liabilities and shareholder’s equity	$17,371,681			$14,038,972

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$566,699	$190,127		$576,511	$162,520

Net interest spread			1.42%			1.42%

Net interest margin (net yield on interest-earning banking assets)			1.54%			1.62%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.55%			104.48%

Return on average total banking assets			0.73%			0.75%

Return on average banking equity(3)			14.48%			13.79%

Average equity to average total banking assets			5.03%			5.41%

(1)	Nonperforming loans are included in the respective average loan balances. Income on such nonperforming loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $1.7 million for the nine months ended September 30, 2003 and none for the nine months ended September 30, 2002.
(3)	Represents return on average equity of ETBH.

Provision for loan losses was $8.0 million for the three months ended September 30, 2003, $4.2 million for the three months ended September 30, 2002, $26.1 million for the nine months ended September 30, 2003 and $11.9 million for the nine months ended September 30, 2002. As part of our asset diversification strategy, which included the acquisition of Ganis in December 2002 and the acquisition of credit card receivables during the second and third quarters of 2003, consumer loans as a percentage of total held-for-investment loans increased to 63.5% at September 30, 2003 from 50.3% at September 30, 2002. These consumer loans are secured by depreciating automobiles, recreational vehicles and marine assets, or are unsecured loans to consumers. In contrast to real estate secured mortgage loans, consumer loans generally have higher delinquencies and charge-offs. As a result, the increase in consumer loans as a percentage of the total held-for-investment portfolio resulted in a corresponding net increase in provision for loan losses during the three and nine months ended September 30, 2003. These increases were partially offset by a $2.0 million reduction in the provision for loan losses related to our sale of substantially all our keyboard loans during the three months ended September 30, 2003.

Allowance for loan losses is established and maintained through charges against current earnings to absorb unidentified losses that are inherent in the loan portfolio as of the balance sheet date. As of September 30, 2003, management considers the balance of the allowance for loan losses sufficient to absorb probable losses that are inherent in the loan portfolio, over the next twelve months, which is consistent with our existing policy.

Our loan portfolio is almost entirely comprised of loans that have distinctly similar characteristics, such as residential mortgage and automobile loans. In estimating the level of credit losses inherent in the loan portfolio, management segments the loans into components that have similar risk characteristics, analyzes historic performance by portfolio segment, compares performance against industry charge-off rates, and makes adjustments to the allowance for loan losses based on estimates relating to economic conditions, trends and their relative impact on the loan portfolio. Management also considers qualitative factors including adjustments to policies and procedures, changes affecting third-party service providers, and other market influences that may impact the overall credit performance of the Bank’s loans. In the event that national or regional economic conditions change significantly in a manner not previously included in management’s estimates, loss factors applied to the segmented loan portfolios may need to be revised, which may significantly impact the measurement of the adequacy of the allowance for loan losses.

For loan portfolios that have been newly acquired or originated that do not have sufficient historical performance data, management utilizes industry charge-off rates and other relevant factors to determine the appropriate level of the allowance for loan losses by portfolio segment.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Allowance for loan losses, beginning of the period	$32,672	$15,709	$27,666	$19,874
Charge-offs:
Real estate loans	(176)	(38)	(305)	(80)
Consumer and other loans	(11,881)	(7,621)	(39,090)	(23,534)

Total charge-offs	(12,057)	(7,659)	(39,395)	(23,614)
Recoveries:
Real estate loans	167	—	211	—
Consumer and other loans	5,096	3,483	16,629	7,508

Total recoveries	5,263	3,483	16,840	7,508
Provision for loan losses	7,988	4,176	26,149	11,941
Purchase reserve	142	—	2,748	—

Allowance for loan losses, end of period	$34,008	$15,709	$34,008	$15,709

The following table allocates the allowance for loan losses by major loan category. This allocation does not necessarily restrict the use of the allowance from absorbing losses in any other categories (dollars in thousands):

	Consumer and Other Loans		Real Estate Loans		Total
	Allowance	Allowance as % of consumer loans held-for- investment	Allowance	Allowance as % of real estate loans held-for- investment	Allowance	Allowance as % of total loans held-for- investment
September 30, 2003	$30,680	0.71%	$3,328	0.14%	$34,008	0.50%
June 30, 2003	$29,775	0.69%	$2,897	0.15%	$32,672	0.52%
March 31, 2003	$25,008	0.68%	$4,186	0.22%	$29,194	0.52%
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%
September 30, 2002	$11,165	0.61%	$4,544	0.20%	$15,709	0.37%

The allowance for loan losses as a percentage of held-for-investment consumer loans increased from 0.61% as of September 30, 2002 to 0.71% as of September 30, 2003. In addition, at September 30, 2002, the consumer loan portfolio contained a large concentration of automobile loans that were unseasoned, and expected to charge-off at a gradually increasing rate over the next twelve months. At September 30, 2003, the automobile loan portfolio had a much greater concentration of more seasoned loans that charge-off at a higher rate. Further, credit card receivables generally experience a higher loss than other secured consumer loans, and the continued growth of this portfolio has contributed to a greater allowance for loan losses as a percentage of held-for-investment consumer loans. The total allowance allocated to the Bank’s consumer and other loans has increased by $7.2 million during the nine months ended September 30, 2003.

The total allowance for loan losses allocated to the Bank’s mortgage loan portfolio was reduced by $0.9 million, or 20.6% during the nine months ended September 30, 2003 to reflect changes in management’s loss estimate for higher risk property locations, that have performed better than originally estimated. As new information has become available resulting in a lower level of expected loss inherent in the mortgage loan portfolio, management has made corresponding adjustments to the level of the allowance allocated to the portfolio.

Loans, net are summarized as follows (in thousands):

	September 30, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,718,276	$753,521	$2,471,797
Home equity lines of credit and second mortgage loans	682,715	13	682,728
Other real estate loans	13,070	99	13,169
Consumer and other loans:
Automobile loans	1,312,177	—	1,312,177
Recreational vehicle loans	2,141,327	—	2,141,327
Marine loans	625,441	—	625,441
Other consumer loans	123,835	—	123,835

Total loans	6,616,841	753,633	7,370,474
Unamortized premiums, net	181,331	4,970	186,301
Less allowance for loan losses	(34,008)	—	(34,008)

Total loans, net	$6,764,164	$758,603	$7,522,767

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One-to-four-family	$1,614,048	$1,765,441	$3,379,489
Home equity lines of credit and second mortgage loans	354,576	192	354,768
Other real estate loans	13,518	106	13,624
Consumer and other loans:
Automobile loans	1,481,695	—	1,481,695
Recreational vehicle loans	1,344,405	22,471	1,366,876
Marine loans	453,783	—	453,783
Other consumer loans	152,645	—	152,645

Total loans	5,414,670	1,788,210	7,202,880
Unamortized premiums, net	165,977	24,529	190,506
Less allowance for loan losses	(27,666)	—	(27,666)

Total loans, net	$5,552,981	$1,812,739	$7,365,720

Nonperforming loans totaled $21.8 million as of September 30, 2003. This represents an 18% decline from the $26.5 million balance of nonperforming loans as of December 31, 2002. The decline was driven by a general improvement in the performance of both the mortgage and consumer loan portfolios. Real estate owned and other repossessed assets declined $0.9 million or 13% during the nine months ended September 30, 2003. The seasonally increased liquidation of repossessed assets from the automobile, recreational vehicle and marine portfolios was responsible for the overall improvement.

The following table presents information about our nonperforming loans and repossessed assets as of the periods indicated (dollars in thousands):

	September 30, 2003	December 31, 2002
Real estate loans:
One-to-four-family	$17,871	$22,497
Home equity lines of credit and second mortgage loans	—	81
Automobile loans	1,718	2,277
Recreational vehicle loans	1,184	1,486
Marine loans	363	94
Other	653	53

Total nonperforming loans, net	21,789	26,488
Total REO and other repossessed assets, net	5,822	6,723

Total nonperforming assets, net	$27,611	$33,211

Total nonperforming assets, net, as a percentage of total bank assets	0.15%	0.19%

Total loss allowance as a percentage of total nonperforming loans, net	156.08%	104.45%

Interest income is not accrued for loans classified as nonperforming and any income accrued through the initial 90-day delinquency is reversed. Had these loans been current as of September 30, 2003, additional income of $0.3 million would have been recognized in the three months ended September 30, 2003, $0.4 million in the three months ended September 30, 2002, $1.1 million in the nine months ended September 30, 2003 and $1.2 million in the nine months ended September 30, 2002. During the three and nine months ended September 30, 2003, $0.1 million and $0.2 million, respectively, of interest was recognized on nonperforming loans at September 30, 2003. As of September 30, 2003, there were no commitments to lend additional funds to any of these borrowers.

Cost of Services and Operating Expenses

The following table sets forth the components of cost of services and operating expenses and percentage change for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
Cost of services	$156,190	$145,521	7%	$466,031	$420,068	11%

Cost of services as a percentage of net revenues	39%	44%		42%	43%

Operating expenses:
Selling and marketing	$43,282	$39,986	8%	$133,448	$157,964	(16)%
Technology development	16,125	13,528	19%	45,391	43,075	5%
General and administrative	72,163	52,170	38%	193,569	157,031	23%
Amortization of other intangibles	8,582	6,891	25%	21,630	21,172	2%
Acquisition-related expenses	534	1,429	(63)%	2,856	10,095	(72)%
Restructuring and other exit charges	47,057	2,693	*	125,706	4,098	*
Executive agreement	—	—	*	—	(23,485)	*

Total operating expenses	$187,743	$116,697	61%	$522,600	$369,950	41%

* Percentage change not meaningful.

Cost of services includes certain compensation, benefits, facilities and other costs related to our customer service, system maintenance and technology operations. Cost of services as a percentage of net revenues was 39% for the three months ended September 30, 2003, 44% for the three months ended September 30, 2002, 42% for the nine months ended September 30, 2003 and 43% for the nine months ended September 30, 2002. The decrease in cost of services as a percentage of net revenue is driven primarily by scale efficiencies in the brokerage business, where a significant increase in customer trading activity has been accommodated with relatively little increase in cost. Cost of services has also been favorably impacted by decreased operating costs associated with refinance loan volume at E*TRADE Mortgage and by other company-wide cost reduction initiatives.

Selling and marketing reflects expenditures for advertising placements, creative development and collateral materials resulting from a variety of advertising campaigns directed at growing the customer base and increasing market share. Also included in selling and marketing are payments for independent research provided to our institutional clients, as well as fees paid by our market makers to broker-dealers for orders received for execution. Selling and marketing expenditures increased 8% for the three months ended September 30, 2003 and decreased 16% for the nine months ended September 30, 2003 from the comparable periods in 2002. The decrease for the nine months is primarily due to a significant rebranding campaign through many channels, including the sponsoring of the 2002 Superbowl during the nine months ended September 30, 2002, with no similar spend during the nine months ended September 30, 2003. In addition, we realized savings from the recent closure of E*TRADE FINANCIAL Centers and Zones, which were part of our 2003 Restructuring Plan.

Technology development costs reflect design and development expensed during the period. Technology development expenses increased 19% for the three months ended September 30, 2003 and 5% for the nine months ended September 30, 2003 from the comparable periods in 2002. The increase reflects the inclusion of the Ganis development efforts for the nine months ended September 30, 2003. In addition, accruals for employee bonus programs increased the costs for the three and nine months ended September 30, 2003. Further, a number of bank and brokerage initiatives resulted in expanded and upgraded product offerings.

General and administrative consists principally of compensation, benefit and facilities-related costs for executive and administrative personnel, professional services and other corporate activities. General and administrative expenses increased 38% for the three months ended September 30, 2003 and 23% for the nine months ended September 30, 2003 from the comparable periods in 2002. The increase in general and administrative expenses is driven by an increase in employee bonus and litigation accruals. In addition, the increase in general and administrative expenses reflects the operations of Ganis, which we acquired in December 2002 and the acquisition of E*TRADE Professional in June 2002. In the three months ended September 30, 2002, we reversed amounts related to our former CEO returning certain unvested restricted stock and amounts that had previously been charged to general and administrative expenses related to our SERP.

Amortization of other intangibles was $8.6 million for the three months ended September 30, 2003, $6.9 million for the three months ended September 30, 2002, $21.6 million for the nine months ended September 30, 2003 and $21.2 million for the nine months ended September 30, 2002. The increase in the amortization of other intangibles in the three and nine months ended September 30, 2003 from the comparable periods in 2002 primarily relates to the credit card portfolio acquisition in June 2003 and Ganis acquisition in December 2002.

Acquisition-related expenses were $0.5 million for the three months ended September 30, 2003, $1.4 million for the three months ended September 30, 2002, $2.9 million for the nine months ended September 30, 2003 and $10.1 million for the nine months ended September 30, 2002. During the three and nine months ended September 30, 2002, these expenses represent management continuity payments associated with our acquisition of Dempsey and certain costs associated with our acquisition of E*TRADE Professional. During the three and nine months ended September 30, 2003, these expenses include management continuity payments associated with our acquisitions of Dempsey and Ganis. Management continuity payments are being expensed on a straight-line basis over the life of the agreements. Remaining Dempsey payments of $0.5 million extend through 2003 and remaining Ganis payments of $0.5 million extend through 2004.

Restructuring and other exit charges were $47.1 million for the three months ended September 30, 2003, $2.7 million for the three months ended September 30, 2002, $125.7 million for the nine months ended September 30, 2003 and $4.1 million for the nine months ended September 30, 2002. The charges for the three and nine months ended September 30, 2003 resulted from the 2003 Restructuring Plan announced in April 2003 and recognition of additional facility restructuring expense as a result of updated estimates of sublease income and a delay in sublease start dates on our 2001 Restructuring Plan. Further, we recognized a $2.6 million loss on our exit of keyboard lending activities in the three months ended September 30, 2003 and a $1.4 million charge related to our exit activities in Israel and a gain of $4.5 million on the sale of our German subsidiary in the nine months ended September 30, 2003.

Executive agreement consists of nonrecurring savings from an amendment of the contract with our former CEO.

In May 2002, we executed a new employment agreement (the “Employment Agreement”) with our former CEO, which included concessions resulting in a benefit to executive agreement in 2002. The Employment Agreement was effective May 2002 through his subsequent departure on January 23, 2003. The Employment Agreement included concessions by our former CEO, which were reflected as a nonrecurring reduction to our operating expenses for 2002.

The total benefit to the Company for amounts previously paid on our former CEO’s behalf or for amounts due to be paid in 2002 and waived under his revised employment agreement totaled $23.5 million and is reflected as a nonrecurring reduction in our operating expenses in our consolidated statements of operations.

Non-Operating Income (Expense)

The following table sets forth the components of non-operating income (expense) and percentage change for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2003	2002		2003	2002
Corporate interest income	$1,481	$2,791	(47)%	$4,966	$9,940	(50)%
Corporate interest expense	(11,395)	(11,827)	(4)%	(34,250)	(36,026)	(5)%
Gain (loss) on investments	40,985	(9,722)	522%	62,577	(14,819)	522%
Equity in income of investments	2,938	1,517	94%	10,227	5,418	89%
Unrealized losses on venture funds	(749)	(4,398)	(83)%	(4,383)	(9,462)	(54)%
Fair value adjustments of financial derivatives	(998)	(6,501)	*	(15,736)	(6,723)	*
Gain on early extinguishment of debt, net	—	—		—	5,346	*
Other	279	(252)	*	862	(1,611)	*

Total non-operating income (expense)	$32,541	$(28,392)	*	$24,263	$(47,937)	*

*	Percentage change not meaningful.

Corporate interest income primarily relates to interest income earned on corporate investment balances and related party notes. Corporate interest income was $1.5 million for the three months ended September 30, 2003, $2.8 million for the three months ended September 30, 2002, $5.0 million for the nine months ended September 30, 2003 and $9.9 million for the nine months ended September 30, 2002. The decrease in corporate interest income was primarily due to lower interest yields earned on these corporate investments as market rates have declined. Further, corporate interest income reflects a decrease in related party note balances, as all of the shareholders’ notes receivable from officers were paid in full as of December 31, 2002. In addition, in the three months ended September 30, 2003, a related party loan of approximately $13.5 million was repaid.

Corporate interest expense primarily reflects the interest expense resulting from the issuance of our convertible subordinated notes. Corporate interest expense was $11.4 million for the three months ended September 30, 2003, $11.8 million for the three months ended September 30, 2002, $34.3 million for the nine months ended September 30, 2003 and $36.0 million for the nine months ended September 30, 2002. On September 30, 2003, we had $370 million outstanding convertible subordinated notes at 6.00% and $325 million of convertible subordinated notes at 6.75%. From June 2001 through May 2002, we retired approximately $280 million of our 6.00% convertible subordinated notes, resulting in a decrease in related interest expense for the three and nine months ended September 30, 2003 from the comparable periods in 2002.

Gain (loss) on investments was a gain of $41.0 million for the three months ended September 30, 2003, a loss of $9.7 million for the three months ended September 30, 2002, a gain of $62.6 million for the nine months ended September 30, 2003 and a loss of $14.8 million for the nine months ended September 30, 2002. We had previously accounted for our ownership in E*TRADE Japan K.K. under the equity method. On June 2, 2003, E*TRADE Japan K.K. merged with Softbank Investment Corporation (“SBI”). Upon closing of the merger, we owned 19.8% of SBI and determined that we no longer exercised significant influence or control over SBI and, therefore, should account for our investment in SBI under the cost method as an available-for-sale investment security. We recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of our book value on the June 2, 2003 exchange date. During the three months ended September 30, 2003, we sold shares of SBI resulting in a pre-tax gain of $40.5 million. Following the sale of these shares, we had a 14.0% ownership in SBI at September 30, 2003. As of September 30, 2003, the fair value of our investment in SBI is $152.4 million, with a gross unrealized gain of $93.1 million. For the nine months ended September 30, 2003, we also recorded other-than-temporary impairment charges related to investments in privately held companies accounted for under the cost method of $8.2 million.

Equity in income of investments was $2.9 million for the three months ended September 30, 2003, $1.5 million for the three months ended September 30, 2002, $10.2 million for the nine months ended September 30, 2003 and $5.4 million for the nine months ended September 30, 2002, which resulted from our minority ownership in investments that are accounted for under the equity method. Equity in income for the three and nine months ended September 30, 2003 and 2002 is due primarily to our equity method investment in the KAP Group, LLC.

Unrealized losses on venture funds were $0.7 million for the three months ended September 30, 2003, $4.4 million for the three months ended September 30, 2002, $4.4 million for the nine months ended September 30, 2003 and $9.5 million for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, we recorded unrealized losses on venture funds of $0.7 million and $4.3 million, respectively, attributable to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund and Arrowpath Fund II. For the three and nine months ended September 30, 2002, we recorded unrealized losses on venture funds of $3.9 million and $8.1 million, respectively, attributable to our participation in Softbank Capital Partners, L.P., E*TRADE eCommerce Fund and Arrowpath Fund II.

Fair value adjustments of financial derivatives, or hedge ineffectiveness, were losses of $1.0 million for the three months ended September 30, 2003, $6.5 million for the three months ended September 30, 2002, $15.7 million for the nine months ended September 30, 2003 and $6.7 million for the nine months ended September 30, 2002. When composition of our balance sheet changes, the derivatives profile necessary to hedge the associated interest rate risk to a level within Bank Board and regulatory risk limits also changes. Correspondingly, as the consumer loan portfolio continued to increase, the utilization of option hedging decreased. Given that options in fair value hedge relationships are the primary driver of hedge effectiveness, the absence of such relationships has resulted in the overall reduction of hedge ineffectiveness for the three and nine months ended September 30, 2003.

Gain on early extinguishment of debt, net was $5.3 million for the nine months ended September 30, 2002, reflecting the retirement of $65 million of our 6.00% convertible subordinated notes in exchange for approximately 6.5 million shares of our common stock, offset by a loss as a result of the early redemption of $100 million adjustable-rate advances from the FHLB. We did not retire debt early during any of the other reported periods.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reflected in non-operating income. In the fourth quarter of 2002, we adopted the requirements of SFAS No. 145 in our consolidated financial statements, resulting in extraordinary gains on early extinguishment of debt reflected in non-operating income, as presented in the consolidated statements of operations.

Other was income of $0.3 million for the three months ended September 30, 2003, expense of $0.3 million for the three months ended September 30, 2002, income of $0.9 million for the nine months ended September 30, 2003 and expense of $1.6 million for nine months ended September 30, 2002. Other non-operating income (expense), which is primarily comprised of foreign exchange gains (losses), was recorded primarily as a result of fluctuations in foreign exchange rates for assets and liabilities held on our balance sheet that are denominated in non-functional currencies.

Income tax expense was $24.9 million for the three months ended September 30, 2003, at a combined effective state and Federal tax rate of 28.8% and $17.5 million at a combined effective state and Federal tax rate of 45.0% for the three months ended September 30, 2002. Income tax expense was $46.1 million for the nine months ended September 30, 2003, at a combined effective state and Federal tax rate of 33.8% and $60.5 million at a combined effective state and Federal tax rate of 43.7% for the nine months ended September 30, 2002. The rates for the three and nine months ended September 30, 2003 reflect a decrease in tax expense due to realized capital gains from sales of our investment in SBI, which reduced our capital loss valuation allowance, offset by an increase in our valuation allowance from restructuring charges. The rates for the three and nine months ended September 30, 2002 reflect an increase in tax expense related to an increase in our valuation allowance for capital losses and differences between our statutory and foreign effective tax rate offset by a decrease due to tax credits.

Minority interest in subsidiaries was income of $0.1 million for the three months ended September 30, 2003, income of $0.8 million for the three months ended September 30, 2002, a loss of $5.1 million for the nine months ended September 30, 2003 and income of $1.1 million for the nine months ended September 30, 2002. Through June 30, 2003, minority interest in subsidiaries results primarily from minority equity interests in eAdvisor, various broker-dealer subsidiaries of E*TRADE Professional and ETBH’s interest payments to subsidiary trusts, which have issued Company-obligated mandatorily redeemable capital securities and which hold junior subordinated debentures of ETBH. Beginning in July 2003, minority interest in subsidiaries primarily includes various broker-dealer subsidiaries of E*TRADE Professional. Also included in minority interest in subsidiaries for the three and nine months ended September 30, 2003 and 2002 is the net loss attributed to a minority interest in one of our international affiliates. The change in minority interest in subsidiaries in the three and nine months ended September 30, 2003 is primarily attributable to the eAdvisor joint venture partner’s interest in the write-off of eAdvisor assets in the three-month period ending June 30, 2003, in conjunction with our 2003 Restructuring Plan. Beginning in July 2003, ETBH’s interest payments to subsidiary trusts were no longer recorded in minority interest in subsidiaries. At that time, we began reporting these payments in banking interest expense in accordance with FIN No. 46.

Cumulative effect of accounting change was none for the three and nine months ended September 30, 2003, none for the three months ended September 30, 2002 and $293.7 million for the nine months ended September 30, 2002. The accounting change was due to our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, whereby we reviewed our goodwill for impairment using the fair market value test and as a result wrote-down goodwill associated with some of our international subsidiaries acquired in the previous years. As required under SFAS No. 142, we will continue to review at least annually the impairment (if any) of all of our goodwill positions and record future impairment charges to operating expenses.

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

Trust Preferreds

ETBH raises capital through the formation of trusts. These trusts sell preferred securities in the capital markets. The preferred securities issued by these trusts are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. The proceeds from the sale of securities by the trusts are used to purchase subordinated debentures issued by ETBH. Interest may be fixed or variable and is paid on a quarterly or semi-annual basis. The trust obligations are guaranteed by ETBH. ETBH contributes proceeds from the sale of its subordinated debentures to the Bank in the form of capital contributions.

During the nine months ended September 30, 2003, ETBH formed three of these trusts. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security for a total of $40 million in proceeds. In each case, the proceeds from the sales of these issuances were invested in ETFC’s Floating Rate Junior Subordinated Debentures. These Floating Rate Junior Subordinated Debentures have variable annual dividend rates at 3.10% - 3.25% above the three-month LIBOR interest rate.

Other Sources of Liquidity

At September 30, 2003, we had $325 million of financing facilities available to meet the needs of E*TRADE Clearing. Whenever they are used, these facilities may be collateralized by customer securities held under margin arrangements. There was none outstanding as of September 30, 2003 and $5.5 million was outstanding as of December 31, 2002, under these lines. At September 30, 2003, the Bank had approximately $4.6 billion of excess borrowing capacity with the FHLB. Further, at September 30, 2003, $18.3 million of loans were outstanding that were collateralized by equipment owned by us. We have also financed the purchase of fixed assets under capital leases with an outstanding balance of $1.3 million at September 30, 2003. In addition, we have numerous agreements with other broker-dealers to provide financing under our stock loan program.

We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

Cash Provided by Operating Activities

Cash provided by operating activities was $895.7 million for the nine months ended September 30, 2003 and $943.8 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash provided by operating activities included net $751.7 million generated in net loans held-for-sale activity driven by refinancing and loan origination transactions during a period of historically low interest rates and $328.2 million reflecting depreciation, amortization and discount accretion, which increased over the comparable period due to the acquisitions of Ganis and E*TRADE Professional in addition to an increase in net premium amortization. For the nine months ended September 30, 2002, cash provided by operating activities included $957.3 million generated in net loans held-for-sale activity reflecting a strong refinancing and mortgage origination market and $214.2 million reflecting depreciation, amortization and discount accretion.

Cash Used in Investing Activities

Cash used in investing activities was $1,902.8 million for the nine months ended September 30, 2003 and $372.7 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash used in investing activities resulted primarily from net purchases of available-for-sale mortgage-backed and investment securities of $792.2 million and a net increase in loans receivable of $1,020.0 million. For the nine months ended September 30, 2002, cash used in investing activities resulted primarily from net purchases of available-for-sale mortgage-backed and investment securities of $252.0 million and a net increase in loans receivable of $357.5 million.

Cash Provided by Financing Activities

Cash provided by financing activities was $1,223.7 million for the nine months ended September 30, 2003 and $349.8 million for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, cash provided by financing activities primarily resulted from an increase in banking deposits of $3,132.7 million, primarily from the Sweep Deposit Account, offset by payments in excess of advances from the FHLB, a net decrease in securities sold under agreements to repurchase and other borrowed funds of $1,958.6 million. For the nine months ended September 30, 2002, cash provided by financing activities primarily resulted from an increase in banking deposits of $162.3 million and a $336.5 million net increase in securities sold under agreements to repurchase and other borrowed funds, partially offset by payments in excess of advances from the FHLB of $91.3 million.

Regulatory Capital Requirements

The SEC, NYSE, NASD, OTS and various other international regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities) as defined, less deductions for certain types of assets. Minimum net capital requirements for our broker-dealer subsidiaries as of September 30, 2003 were fully met.

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, Core Capital to adjusted tangible assets and of Tangible Capital to tangible assets. To be categorized as “well capitalized” the Bank must maintain a minimum Total Capital to risk-weighted assets ratio of 10.0%, Tier I Capital to risk-weighted assets ratio of 6.0% and Core Capital to adjusted tangible assets ratio of 5.0%. As of September 30, 2003, the Bank was in compliance with all of its regulatory capital requirements and its capital ratios exceeded the ratios for “well capitalized” institutions under OTS regulations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Consolidation of Variable Interest Entities—FIN No. 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, which addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE often holds financial assets and may either be passive or engage in activities, such as research and development, on behalf of other companies. FIN No. 46 requires VIEs to be consolidated by a company if that company is subject to a majority of the VIE’s risk of loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity.

The consolidation requirements of FIN No. 46 currently apply to VIEs created after January 31, 2003. For VIEs created prior to January 31, 2003, the consolidation requirements were initially effective in the first fiscal year or interim period beginning after June 15, 2003; however, this requirement was deferred by the FASB to December 31, 2003. Early adoption of the consolidation provisions is encouraged. Certain disclosure requirements apply to financial statements issued after January 31, 2003 regardless of when the VIE was established.

As of June 30, 2003, the Company adopted the disclosure provisions and the consolidation provisions of FIN No. 46 for its VIEs created after January 31, 2003. Adoption of the consolidation provisions of FIN No. 46 resulted in the classification of $24.8 million of subordinated debt obligations issued by ETBH in March and April 2003 out of a mezzanine obligation into other borrowings by Bank subsidiary in the accompanying unaudited consolidated balance sheets. The related interest expense on these subordinated debentures of $0.3 million was classified in banking interest expense, rather than in minority interest, net of tax, in the accompanying unaudited consolidated statements of operations for the three months ended June 30, 2003.

During the three months ended September 30, 2003, the Company early adopted the consolidation provisions of FIN No. 46 for subordinated debt obligations issued by ETBH prior to January 31, 2003. The early adoption of these VIEs resulted in classification of $143.5 million out of mezzanine obligation into other borrowings by Bank subsidiary and the related incremental interest expense of $2.3 million previously classified in minority interest, but has been reported in banking interest expense for the three months ended September 30, 2003.

The Company will adopt the provisions of FIN No. 46 for any remaining VIEs existing prior to January 31, 2003 during the three-month period ended December 31, 2003. The Company does not expect the adoption to have a material effect on the Company’s financial position or results of operations during the three months ended December 31, 2003.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities—SFAS No. 149

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material effect on the accounting or reporting of its derivatives.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity—

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain mandatorily redeemable financial instruments with characteristics of both equity and debt to be classified as liabilities. As the Company adopted the consolidation provisions for all its subordinated debt obligations, SFAS No. 150 did not have any further impact on the Company’s financial position or results of operations.

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

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. Like other financial services firms, we are directly affected by national and global economic and political conditions, broad trends in business and finance, disruptions to the securities markets and changes in volume and price levels of securities and futures transactions.

A significant downturn in the U.S. securities markets occurred beginning in March 2000, resulting in industry-wide declines in transaction volume. While we have recently seen increases in trade volumes, we cannot be certain that such increases will be sustained. Decreases in transaction volume are typically more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their trade volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Securities. When trade volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

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

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine and recreational vehicle loans, retained interests in asset securitizations and credit card portfolios (discussed more fully below), we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely impact our financial results if those higher yields do not cover the provision for loan losses.

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

We are exposed to risk in our credit card portfolio

As discussed in Note 4 to Unaudited Consolidated Financial Statements, during the nine months ended September 30, 2003, the Bank acquired credit card loans to further diversify its loan portfolio. Like other credit card lenders, we face the risk that we will not be able to collect on the credit card accounts we acquired because accountholders may not repay their unsecured credit card loans. Consumers who miss payments on their credit cards often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit card obligations. Therefore, the rate of missed payments, or “delinquencies” on our credit card portfolio and the rate at which consumers may be expected to file for bankruptcy can be used to predict the future rate at which we will charge-off our credit card loans.

If interest rates increase, we could suffer a significant decline in our mortgage business

Unprecedented levels of mortgage loan financing and refinancing spurred by the current low long-term interest rates have contributed to our overall profitability. While a sustained increase in interest rates could increase the level of net interest income for the Bank, such an increase could adversely affect the level of mortgage loan origination activity as consumers may become less apt to purchase homes through the use of financing or to refinance existing mortgage loans. If the volume of our mortgage loan origination decreases, there may be a decrease in our overall profitability. While we could see an increase in net interest income, and while we have been diversifying into other asset classes to offset the potential decrease in mortgage financing and refinancing activity, there can be no assurance that these factors will fully (or partially) offset any decrease in our profitability related to a decline in our mortgage business. Conversely, declines in interest rates may increase the level of loan prepayments, which may result in a decrease in overall profitability.

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

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, electronic communication networks have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, Dempsey may experience a reduction in its flow of limit orders.

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has been significant consolidation in the online financial services industry over the last several years, and the consolidation is likely to continue in the future. Should we fail to take advantage of viable consolidation opportunities or if we overextend our efforts by acquiring businesses that we are unable to integrate or manage properly, we could be placed at a competitive disadvantage. Acquisitions entail numerous risks including retaining or hiring skilled personnel, integrating acquired operations, products and personnel and the diversion of management attention from other business concerns. In addition, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings. For the companies we acquired in the past, we have allocated significant valuation in the form of goodwill and intangibles. If the individual businesses do not perform as expected at the acquisition dates, we may realize impairment charges or accelerated amortization due to shorten expected lives.

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

Similarly, E*TRADE Financial Corporation, E*TRADE Re, LLC and ETBH, as savings and loan holding companies, and E*TRADE Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of the Bank, the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

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

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, the NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our outstanding stock. See Note 16 to Unaudited

Consolidated Financial Statements for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

Similarly, the Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could harm a bank’s operations and financial statements. A bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors.

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 16 to Unaudited Consolidated Financial Statements.

As a savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over the Company, ETBH and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil money penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

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

In addition to regulation as a savings and loan holding company, the Bank is subject to extensive regulation of its activities and investments, capitalization, risk management policies and procedures and relationship with affiliated companies. In addition, as a condition to approving our acquisition of ETBH, the OTS imposed various notice and other requirements, primarily a requirement that the Bank obtain prior approval from the OTS of any future material changes to the Bank’s business plan. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect us following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may do so in the future. We reported net profits of $61.4 million for the three months ended September 30, 2003, $95.6 million for the nine months ended

September 30, 2003, net losses of $186.4 million for fiscal 2002, which included a cumulative effect of accounting change of $293.7 million and net losses of $241.5 million in fiscal 2001, which included a facility restructuring charge of $202.8 million. Although we achieved profitability in the nine months ended September 30, 2003, we cannot assure you that profitability will be achieved in future periods.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At September 30, 2003, we had an outstanding balance of $695.3 million in convertible subordinated notes. Our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 52.6% as of September 30, 2003. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult to make payments on our debt;
•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business; and
•	make us more vulnerable in the event of a downturn in our business.

The market price of our common stock may continue to be volatile

From January 1, 2002 through September 30, 2003, the price per share of our common stock has ranged from a high of $12.64 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Attempts to acquire control of E*TRADE Financial may also be delayed or prevented by our stockholder rights plan, which is designed to enhance the ability of our Board of Directors to protect shareholders against unsolicited attempts to acquire control of E*TRADE that, in the opinion of the Board of Directors, do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and our shareholders. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration) and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, we have evaluated such risks for our Brokerage and Banking operations separately. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors.”

Brokerage Operations

Our Brokerage operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk. However, we do not believe any such exposures are material.

Interest Rate Sensitivity

As of September 30, 2003, we had variable-rate brokerage and corporate term loans of approximately $18.3 million outstanding. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 1% at September 30, 2003, the interest payments would increase by an immaterial amount.

Foreign Currency Exchange Risk

A portion of our operations consists of brokerage and investment services outside of the United States. As a result, our results of operations could be adversely affected by factors, such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we provide our services. We are primarily exposed to changes in exchange rates on the Japanese yen, the British pound, the Canadian dollar and the Euro. When the U.S. dollar strengthens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues decreases. When the U.S. dollar weakens against these currencies, the U.S. dollar value of non-U.S. dollar-based revenues increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. We are a net payer of British pounds and, as such, benefit from a stronger dollar and are adversely affected by a weaker dollar relative to the British pound. However, we are a net receiver of currencies other than British pounds and as such, benefit from a weaker dollar, and are harmed by a stronger dollar relative to these currencies. Accordingly, changes in exchange rates may adversely affect our consolidated operating margins as expressed in U.S. dollars.

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

Financial Instruments

For our working capital and reserves, which are required to be segregated under Federal or other regulations, we primarily invest in money market funds, resale agreements, certificates of deposit and commercial paper. Money market funds do not have maturity dates and do not present a material market risk. The other financial instruments are fixed-rate investments with short maturities and do not present a material interest rate risk.

Banking Operations

Our banking operations acquire and manage interest-bearing assets and liabilities in the normal course of business. Interest-bearing instruments include investment securities, loans, deposits, borrowings and derivative financial instruments. These instruments are subject to changes in market value as interest rates change.

Interest Rate Risk

The acquisition, maintenance and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process, these instruments are subject to market risk, which is the potential for adverse declines in market values. Numerous factors may influence the speed and direction of changes in market value including, but not limited to, liquidity, absolute interest rate levels, shape of the yield curve and implied volatility of future interest rate movements. The net market values of bank instruments may directly or indirectly impact the Bank’s current or future earnings and are subject to certain regulatory constraints.

Market risk management oversight is the responsibility of the Bank’s Asset Liability Management Committee (“ALCO”). The ALCO is responsible for measuring, managing and reporting the Bank’s aggregate market risk within established policy guidelines and limits, which are reviewed periodically. The Bank maintains a Risk Management Group, independent of the Bank’s portfolio management functions, to assist the ALCO in measuring and managing market risk.

The Bank’s market risk profile is a net result of the combination of all interest-sensitive assets, liabilities and derivatives. At September 30, 2003, approximately 54% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2002 and during the nine months ended September 30, 2003. The market value of the trading portfolio at September 30, 2003 was $774 million.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented as of September 30, 2003 and December 31, 2002, because they result in negative interest rates. The sensitivity of NPVE as of September 30, 2003 and December 31, 2002 and the limits established by the Bank’s Board of Directors are listed below:

Parallel Change in Interest Rates (bps)	Change in NPVE As of September 30, 2003	Change in NPVE As of December 31, 2002	Board Limit
+300	-40%	-29%	-55%
+200	-26%	-18%	-30%
+100	-12%	-7%	-15%
Base Case	—	—	—
-100	5%	-2%	-15%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at September 30, 2003 was “moderate”.

Derivative Financial Instruments

The Bank employs derivative financial instruments to help manage its interest rate risk. Interest rate swaps are used to lower the duration of specific fixed-rate assets or increase the duration of specific adjustable-rate liabilities. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the Bank’s mortgage portfolios, as well as to protect against increases in funding costs. The types of options the Bank employs are primarily Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates, while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates.

The total notional amount of derivative financial instruments relative to total assets is largely the result of the Bank’s exposure to mortgage securities and loans, which involve both sensitivity to interest rates and sensitivity to the rates at which borrowers exercise their option to prepay their loans if interest rates decline. Consequently, a mortgage instrument is hedged with a combination of interest rate swaps and options. The Bank primarily uses “payer” positions in which it pays a fixed interest rate on the notional amount and receives a floating rate in exchange. The notional amount of derivatives is summarized below (in thousands):

	September 30, 2003	December 31, 2002
Interest rate swaps	$4,368,000	$6,220,500
Options:
Caps	1,000,000	350,000
Floors	—	374,750
Forward-starting swaps	—	2,142,000

Total derivatives	$5,368,000	$9,087,250

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. At September 30, 2003 and December 31, 2002, there were $466 million and $1.1 billion, respectively, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

PART II. OTHER INFORMATION

Item 1.    Legal and Administrative Proceedings

On March 1, 1999, a putative class action was filed in the Court of Common Pleas, Cuyahoga County, Ohio, by Truc Q. Hoang. The action alleges, among other things, that Plaintiff experienced problems accessing her account and placing orders and seeks injunctive relief and unspecified damages for breach of contract, breach of fiduciary duty, unjust enrichment, fraud, unfair and deceptive trade practices, negligence and intentional torts. On September 1, 1999, the Court of Common Pleas denied our motion to compel arbitration and we appealed. On March 16, 2000, the Court of Appeals reversed and remanded this case to the Court of Common Pleas ruling that our motion to compel arbitration could not be decided until the Court of Common Pleas first determined whether this case should be certified as a class action. On September 29, 2000, Plaintiff filed her First Amended Complaint limiting the class of potential plaintiffs to customers who are Ohio residents, and we filed an Answer denying Plaintiff’s claims. By order dated June 7, 2002, the Court granted plaintiff’s motion for class certification. In response, the Company filed a timely Notice of Appeal, and by a “Journal and Opinion” dated January 23, 2003, the Court of Appeals of Ohio, Eighth District, County of Cuyahoga, reversed the trial court’s previous ruling granting class certification, awarded the Company its costs of appeal, and remanded this action to the trial court. By an “Entry” dated June 11, 2003, the Supreme Court of Ohio subsequently denied jurisdiction and refused to consider plaintiff’s appeal of the foregoing Court of Appeals ruling denying class certification, and this matter was remanded to the Court of Common Pleas. Despite the foregoing rulings, plaintiff announced, over the Company’s objections, during a September 17, 2003, status conference conducted by the Court of Common Pleas that she was once again seeking the Court’s position to amend her complaint in an attempt to redefine the class of potential plaintiffs. To date, the Court of Common Pleas has yet to indicate whether it will allow Plaintiff to proceed in this manner. As a result, we are unable to predict the ultimate outcome of this matter at this time.

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

(“GENI”), and other securities from MJK to E*TRADE Securities. Subsequently, E*TRADE Securities redelivered the GENI and/or other securities received from MJK to three other broker-dealers, Wedbush Morgan Securities (“Wedbush”), Nomura Securities, Inc. (“Nomura”) and Fiserv Securities, Inc. (“Fiserv”). On September 25, 2001, Nasdaq halted trading in the stock of GENI, which had last traded at a price of $5.90 before the halt. As a result, MJK was unable to meet its collateral requirements on the GENI and other securities with certain counterparties to those transactions. Subsequently, MJK was ordered to cease operations by the SEC. These events have led to disputes between certain of the participants in the above described stock loan transactions as set forth previously. E*TRADE Securities, as successor broker-dealer to E*TRADE Securities, Incorporated, believes that the plaintiffs must look to MJK as the debtor for repayment, and that E*TRADE Securities has defenses in each of these actions and is vigorously defending all matters:

•	By a complaint dated October 1, 2001, a lawsuit was filed in the Superior Court for the State of California, County of Los Angeles entitled, “Wedbush Morgan Securities, Inc. v. E*TRADE Securities, Inc.”, asserting claims for injunctive relief, specific performance, declaratory relief and breach of written contract and seeking (in addition to equitable relief) approximately $8 million in damages from E*TRADE Securities. Subsequently, Wedbush and E*TRADE Securities agreed to binding arbitration, and E*TRADE Securities filed an arbitration claim with the NYSE in November 2001, asserting a claim for declaratory relief and seeking approximately $15 million in damages from Wedbush. Thereafter, Wedbush answered and filed a counterclaim with the NYSE against E*TRADE Securities on December 12, 2001 reasserting the breach of contract claim it set forth in its original complaint. On July 11, 2003, E*TRADE Securities filed an amended statement of claim, asserting a cause of action for fraud against Wedbush, and seeking, in addition to the approximately $15 million in compensatory damages originally sought, punitive and exemplary damages, and attorneys’ fees and costs. On September 15, 2003, Wedbush submitted a motion for leave to file an Amended Answer and Counterclaim. That proposed pleading would eliminate Wedbush’s counterclaim for declaratory relief and add counterclaims for unjust enrichment, accounting, and equitable allocation or apportionment of sums received by E*TRADE Securities through settlement proceeds from third parties. The arbitration panel has yet to rule on Wedbush’s motion for leave to amend. The NYSE arbitrators have scheduled a hearing in this matter to commence on March 2, 2004. At this time, we are unable to predict the outcome of this dispute.

•

By a complaint dated October 22, 2001, a lawsuit was filed in the United States District Court for the Southern District of New York entitled, “Nomura Securities International, Inc., v. E*TRADE Securities, Inc.” 01-CV-9280 (AGS)(MHD). Nomura filed an amended complaint dated October 29, 2001, seeking approximately $10 million in damages plus interest, unspecified punitive damages, attorney fees and injunctive and other relief from E*TRADE Securities for conversion and breach of contract. On November 19, 2001, E*TRADE Securities filed an amended answer and interposing affirmative defenses and three counterclaims for conversion, money had and received, and unjust enrichment seeking to recover approximately $5 million in damages plus interest, punitive damages, attorney fees and other relief from Nomura. On June 5, 2002, Nomura filed a motion for summary judgment asking that it be awarded summary judgment on its claim for breach of contract and on E*TRADE Securities’ counterclaims for conversion, money had and received, unjust enrichment and punitive damages. On June 20, 2002, E*TRADE Securities cross-moved for partial summary judgment and in opposition to Nomura’s Motion for Summary Judgment. E*TRADE Securities sought summary judgment on Nomura’s breach of contract claim, arguing that the alleged contract between Nomura and E*TRADE Securities did not apply to the transaction at issue in the case. Both Nomura’s motion for summary judgment and E*TRADE Securities’ cross-motion for partial summary judgment are currently pending before the court. On February 7, 2003, the Court dismissed E*TRADE Securities’ demand for punitive damages, but otherwise denied Nomura’s motion to dismiss E*TRADE Securities’ counterclaims. On May 20, 2003, the Magistrate Judge issued a Report and Recommendation to the District Court denying E*TRADE Securities’ Motion to Amend its Answer and Counterclaims to add certain affirmative defenses and certain counterclaims against Nomura. On June 9, 2003, E*TRADE Securities filed its

Objection to the Report and Recommendation. By order dated September 4, 2003, the Court granted Nomura’s motion for partial summary judgment, thereby dismissing (a) E*TRADE Securities’ counterclaims and defenses to the extent they relied either on the alleged inapplicability of the Master Stock Lending Agreement between the parties or on E*TRADE Securities’ alleged status as an agent for MJK Clearing, Inc., (b) E*TRADE Securities’ counterclaims predicated on conversion, money had and received, and unjust enrichment, and (c) E*TRADE Securities’ request for punitive damages. The Court also overruled the magistrate judge’s May 20, 2003 report and recommendation, thereby granting E*TRADE Securities leave to amend its pleadings to state counterclaims and defenses based on Nomura’s allegedly fraudulent conduct. The parties thereafter stipulated to stay this matter pending the completion of discovery in E*Trade Securities LLC v. Deutsche Bank AG, et al., Civil No. 02-SC- 3711 (JMR/FLN), which, as described below, is an action pending in the United States District Court for the District of Minnesota, wherein E*TRADE has asserted similar claims against Nomura to those it has asserted in its defenses and counterclaims in this action. At this time, we are unable to predict the ultimate outcome of this dispute.

On September 25, 2002, the Company filed an action in the United States District Court for the District of Minnesota entitled “E*TRADE Securities LLC v. Deutsche Bank AG et al.”, Civil No. 02-3711 (RHK/AJB) (hereinafter “E*TRADE v. Deutsche”), alleging, among other things, that Deutsche Bank AG, Nomura Canada, Inc., and others participated in a stock lending fraud and violated Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, Sections 5 and 12 of the Securities Act, and other provisions of state and Federal law, by among other things: distributing unregistered securities beneficially owned by insiders of the issuers, disguising those distributions as routine securities lending transactions, manipulating the prices of the securities in question, and concealing material information including the real parties in interest and the underlying scheme. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation described above and a declaration that defendants are liable for any further expenses or losses the Company may incur in that litigation, including by way of judgment or settlement. Deutsche Bank AG, Nomura Canada, Inc., and certain other defendants have filed motions to dismiss the Company’s complaint in whole or in part. The Company has opposed those motions. On May 8, 2003, E*TRADE Securities and Deutsche Bank AG, Deutsche Bank Securities, Inc., Deutsche Bank Securities Limited and Wayne Breedon (the “Deutsche defendants”) entered into an agreement to settle the allegations in the complaint described above with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, have been dismissed from the complaint described above, and the parties are in the process of documenting mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. On September 8, 2003, the Court issued an order denying defendants’ motions to dismiss with respect to most of E*TRADE’s claims, including those asserted under Section 10(b) of the Securities Exchange Act, Rule 10b-5 thereunder, and Sections 5 and 12 of the Securities Act. The Court dismissed the claims E*TRADE had asserted under the Racketeer Influenced And Corrupt Practices Act, the Minnesota Consumer Protection Act, and Section 13(d) of the Securities Exchange Act. On October 23, 2003, Nomura Securities International, Inc. and Nomura Canada, Inc. filed answers that also include counterclaims against E*TRADE Securities and cross-claims against other defendants. The counterclaims assert that in the event Nomura Canada, Inc. and/or Nomura Securities International, Inc. are found liable to E*TRADE Securities under Sections 11 or 12 of the Securities Act of 1933, they are entitled to a set-off for any award to which E*TRADE Securities might otherwise be entitled under these statutory provisions. At this time, we are unable to predict the ultimate outcome of this dispute in relation to the parties with which it has not settled.

On September 25, 2003, the Company filed a second action in the District of Minnesota captioned “E*TRADE Securities LLC v. Nomura Canada, Inc. et al.,” asserting claims assigned by Fiserv to E*TRADE in connection with the settlement of “Fiserv Securities Inc. v. E*TRADE Securities, Inc.” This action includes the same defendants and causes of action as those asserted in “E*TRADE v. Deutsche,” except that it omits such claims and parties as have been dismissed in “E*TRADE v. Deutsche” or are otherwise factually inapplicable. Through this litigation, the Company seeks to recover certain damages sustained by Fiserv as a result of the fraud alleged above in connection with “E*TRADE v. Deutsche.” At this time, we are unable to predict the outcome of this dispute.

During the three months ended September 30, 2003, the Company negotiated additional third-party reimbursements in these matters, the details of which are subject to confidentiality obligations. The ultimate resolution of these matters may still be material to the Company’s operating results or cash flows for any particular period. However, in view of the Company’s current assessment of the remaining exposure in these matters and various third-party reimbursements negotiated to date, the Company believes that the net legal reserve of approximately $7 million recorded during the nine months ended September 30, 2003 is appropriate at this time. The Company is confident that E*TRADE Securities has sufficient capital in excess of regulatory requirements to cover any potential exposure arising from these matters.

On or about April 17, 2002, a putative class action was filed in the Superior Court of California and for the County of Los Angeles entitled, “Lisa Arroyo, et al., v. E*TRADE Financial, E*TRADE Mortgage Corporation, and Loansdirect, Inc.,” (the predecessor to E*TRADE Mortgage) alleging unspecified damages based on allegations that Loansdirect and E*TRADE Mortgage misclassified certain classes of employees as “exempt,” rather than “non-exempt” employees. Plaintiffs claim on behalf of themselves and all prospective members of the class that they are entitled to lost overtime and other wages or benefits. The Company previously answered plaintiffs’ complaint and denied all claims set forth therein. Without admitting any fault or liability, the Company subsequently agreed to a proposed settlement and established a reserve on September 5, 2003, under the terms of which the Company will receive an unconditional general release from all participating class members and in exchange pay to the class of eligible plaintiffs and class counsel the sum of $6.3 million. On October 9, 2003, the Court granted its preliminary approval of the parties’ proposed settlement agreement; accordingly, the Class Administrator commenced mailing notices of the proposed settlement to potential class members on or about October 20, 2003, and the trial court will hold a hearing regarding the parties’ request for final approval of the proposed settlement on December 15, 2003.

On June 9, 2003, E*TRADE Access agreed to make certain modifications to all ATMs owned by E*TRADE Access. The commitment was made between E*TRADE Access, on the one hand, and the Massachusetts Attorney General’s office and the National Federation for the Blind (the “NFB”), on the other. Pursuant to this agreement, E*TRADE Access will modify certain ATMs it owns over time to provide audio support for users who are sight-impaired. As modifications are made, the Company will capitalize these amounts in property and equipment and depreciate them over the remaining life of the ATMs.

Despite the foregoing, there remains a dispute between E*TRADE Access and both the Massachusetts Attorney General’s Office and the NFB as to the legal obligations, if any, of E*TRADE Access, under the Americans with Disabilities Act (“ADA”) and state law to make similar equipment modifications to ATMs in the E*TRADE Access network that are owned by individual merchants rather than E*TRADE itself. On June 6, 2003, E*TRADE Access filed a declaratory relief action against the NFB entitled, “E*TRADE Access, Inc. v. National Federation of the Blind, Inc.,” No. 03-743-A. (United States District Court for the Eastern District of Virginia). On June 25, 2003, the Massachusetts Attorney General’s Office, the NFB and certain individuals filed a complaint against E*TRADE Access and E*TRADE Bank in the United States District Court for the District of Massachusetts entitled “Commonwealth of Massachusetts, et al., v. E*TRADE Access, Inc., et al.,” 03-11206-MEL. Following the Virginia court ruling, on a motion to dismiss brought by the NFB, the Virginia matter has been dismissed and the entire matter will proceed in the Massachusetts court.

Except as to matters that we have reported as settled or tentatively settled, we intend to defend vigorously against the foregoing claims. An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition and results of operations. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation.

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, we are required to comply with many complex laws and rules and our ability to comply is dependent in large part upon the establishment and maintenance of qualified compliance systems. From time to time, we have been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. We are also subject to periodic regulatory audits and inspections. Such matters that are reported to regulators, such as the SEC, the NYSE, the NASDR or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against us by customers and/or disciplinary action being taken against us by regulators. Any such claims or disciplinary actions that are decided against us could have a material adverse effect on our business, financial condition and results of operations.

The Company maintains insurance coverage that management believes is reasonable and prudent. The principal insurance coverage it maintains covers commercial general liability, property damage, hardware/software damage, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

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

Item 3.    Defaults Upon Senior Securities—Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

3.1	Certificate of Incorporation of E*TRADE Financial Corporation, as currently in effect

10.1	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC

31.1	Certification of Mitchell H. Caplan under Item 307 of Regulation S-K

31.2	Certification of Leonard C. Purkis under Item 307 of Regulation S-K

32.1	Certification of Mitchell H. Caplan and Leonard C. Purkis under Section 906 of Sarbanes-Oxley Act

Reports on Form 8-K

On October 1, 2003, the Company filed a Current Report on Form 8-K to report the Company filed a Certificate of Ownership and Merger wherein it merged with and into its wholly owned subsidiary, E*TRADE Financial Corporation, with the Company as the surviving entity. Upon the completion of the filing, the Company immediately changed its name to “E*TRADE Financial Corporation.”

On October 22, 2003, the Company filed a Current Report on Form 8-K to report that on October 20, 2003, it had consummated its previously announced acquisition of all of the issued and outstanding capital stock of Deutsche Recreational Asset Funding Corporation (“DRAFCO”), including certain securitized interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2003	E*TRADE Financial Corporation (Registrant)
	By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By:	/s/ LEONARD C. PURKIS
Leonard C. Purkis Chief Financial Officer (Principal Financial and Accounting Officer)