Form 10-K
period 2003-12-31
E TRADE FINANCIAL CORP
filed 2004-03-11
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-11921

E*TRADE Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 East 57th Street, New York, New York 10022

(Address of principal executive offices and zip code)

(646) 521-4300

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

At June 30, 2003, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $2,993,301,000 (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 27, 2004, there were 368,386,666 shares of common stock and 1,371,125 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held May 27, 2004, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year ended December 31, 2003

i

Unless otherwise indicated, references to “the Company,” “We,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and E*TRADE FINANCIAL, are trademarks or registered trademarks of E*TRADE Financial Corporation or its subsidiaries in the United States. Some of these and other trademarks are also registered outside the United States.

ii

PART I

ITEM 1.     BUSINESS

OVERVIEW

E*TRADE Financial Corporation offers a wide range of financial products and services under the brand “E*TRADE FINANCIAL.” We offer value to our customers by using technology to provide brokerage, banking and lending products, primarily through electronic delivery channels. We serve retail, corporate and institutional customers. Retail customers can move money electronically between brokerage, banking and lending accounts and have access to physical touchpoints that include E*TRADE FINANCIAL Centers in selected cities and over 15,000 E*TRADE FINANCIAL automated teller machines (“ATMs”) located throughout the United States and Canada. Corporate clients use our employee stock plan administration and options management tools. Institutional customers enjoy access to a broad range of brokerage products and services, including cross-border trading and third party independent research.

E*TRADE FINANCIAL’s corporate offices are located at 135 East 57th Street, New York, New York 10022. We also maintain significant corporate and operational offices in Arlington, Virginia, Menlo Park, California, Irvine, California, Chicago, Illinois and major administrative and operational facilities in Rancho Cordova, California and Alpharetta, Georgia. E*TRADE FINANCIAL was incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,500 employees.

Our website address is http://www.etrade.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, available free of charge at our website as soon as reasonably practicable after they have been filed with the Securities and Exchange Commission (“SEC”).

Our business is analyzed in two segments, Brokerage and Banking, which have different characteristics. The Brokerage Segment produces revenues primarily from commissions and margin lending. The Banking Segment earns interest from its diversified interest-earning assets and generates fee-based income.

The Brokerage business continues to be the primary point of introduction for the majority of our customers, and we have added Banking products and services, which complement our Brokerage business. During 2003, we lowered our cost of funds in the Bank by sweeping Brokerage customer money market balances into an FDIC-insured Sweep Deposit Account product, allowing the Bank to obtain lower cost of funds and provide our Brokerage customers a higher rate of return. In addition, the Bank has added higher-yielding consumer loans to its portfolio of products that we will continue to introduce to Brokerage customers.

In 2004, we see an opportunity in the current market for growth in retail Brokerage daily average revenue trades, customers and assets. To take advantage of this opportunity we plan to increase our investment in marketing by targeting this segment of our business. Additionally, we will continue to focus on lowering the cost of providing bank and brokerage services to our customers through innovative technology and operating efficiencies through additional integration of back office systems and processes.

BROKERAGE

Our Brokerage business is primarily composed of the activities of E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer, its securities clearing firm, E*TRADE Clearing LLC (“E*TRADE Clearing”), a member of the New York Stock Exchange (“NYSE”); Dempsey & Company, LLC (“Dempsey”), and GVR Company, LLC (“GVR”), specialists and market-making firms; Engelman Securities, Inc. (“Engelman”), a registered broker-dealer and member of the Chicago Stock Exchange; E*TRADE Professional Trading, LLC (“E*TRADE Professional”), a registered broker-dealer; E*TRADE Financial Corporate Services,

Inc., (“E*TRADE Financial Corporate Services”), formerly E*TRADE Business Solutions Group Inc., a provider of stock plan administration and options management tools; E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Products and Services.    Brokerage services are based upon proprietary transaction-enabling technology and are designed primarily to serve the needs of self-directed investors. Our services include: automated order placement and execution of market and limit equity orders; streaming quotes; advanced trading platforms for active traders; personalized portfolio tracking; access to nearly 5,000 non-proprietary and proprietary mutual funds; futures; options trading; bond trading and proprietary bond funds; individual retirement accounts; college savings plan products; real-time market commentary and news; and stock option plan administration products and services. In 2003, we began offering customers the opportunity to move some of their money market fund investments into an E*TRADE Financial Sweep Deposit Account (an FDIC-insured bank account through E*TRADE Bank).

We offer our services to customers 24 hours a day, seven days a week through the Internet, automated telephone service, Internet-enabled wireless devices and direct modem access. Customers can access us in person at any one of our E*TRADE FINANCIAL Centers for help in opening a new account or for assistance with an existing account. E*TRADE FINANCIAL Centers in New York City, San Francisco, Alpharetta, Beverly Hills, Boston, Denver, La Jolla and Orlando offer personal access to our team of licensed relationship specialists. We offer, either alone or with our partners, branded retail brokerage websites in the U.S., Australia, Canada, Denmark, Germany, Hong Kong, Korea, Sweden, Japan and the United Kingdom.

We provide institutional customers with online brokerage and financial services, as well as direct access to international exchanges through a web-based platform. The platform also offers our institutional customers real-time, online access to statements and electronic settlement capabilities. A significant part of our institutional business includes providing our customers worldwide access to research provided by third parties. Our customers select research data they consider relevant and use it to assist in reaching trading decisions. Customers may use a portion of the commissions that they generate in trading securities to pay for the research services. We use our proprietary system to track the commissions a customer has generated and the corresponding research credits awarded.

Market-Making Activities.    Market-making activities in listed and over-the-counter issues are conducted by Dempsey, a Chicago Stock Exchange specialist. A specialist is a broker-dealer authorized by an exchange to be a party through which trading on the floor of the exchange is transacted. The specialist is responsible for facilitating an underlying market, and frequently takes or is required to make, principal positions in the securities it trades. Trading gains and losses result from these activities. While a significant portion of security trades originated by E*TRADE Securities’ customers are directed to Dempsey, a large percentage of Dempsey’s trading volume comes from parties other than E*TRADE Securities. GVR, a wholly owned subsidiary of Dempsey is a market-maker in the National Market System (“Nasdaq”) and bulletin board securities.

Margin Lending.    We make margin loans to customers and employees that are collateralized by their securities. Our margin lending is subject to the margin rules of the Board of Governors of the Federal Reserve System, NYSE margin requirements and our own internal policies, which are more stringent than the Federal Reserve and NYSE requirements. In permitting customers and employees to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. In overseas markets, the rules regarding margin lending vary significantly and are generally not as well defined as the rules within the U.S.

Clearing Operations.    Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing most of our own clearing operations allows E*TRADE Clearing to retain customer free credit balances and securities for use in margin and stock lending activities. E*TRADE Clearing has an agreement with BETA Systems, through January 2006, for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting and other services necessary to manage a brokerage clearing business. E*TRADE Clearing has signed an agreement with ADP Services to replace BETA Systems upon completion of certain contract milestones. We anticipate transitioning to ADP (terminating our agreement with Beta Systems) during 2004. We outsource clearing of all international institutional transactions with the exception of the Japanese, Hong Kong, Singapore and Thai markets.

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

Proprietary Trading.    Proprietary trading activities involve employing registered proprietary traders. Proprietary traders at E*TRADE Professional trade with the Company’s capital, which consist of E*TRADE Professional’s members’ capital and retained profits. Traders are assigned buying power based upon their trading experience and performance, trading strategy and relationship with E*TRADE Professional’s clearing firm. Trading gains and losses result from these activities.

BANKING

We offer retail banking products and services through E*TRADE Bank (the “Bank”), which is the nation’s sixth largest Office of Thrift Supervision (“OTS”) regulated financial institution, based on total assets at September 30, 2003. Our branchless structure permits us to serve customers nationwide. Besides the Bank, our Banking Segment includes four subsidiaries: E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), formerly Ganis Credit Corporation, an originator of recreational vehicle (“RV”), marine and other consumer loans; E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Banking and Brokerage Segments; and E*TRADE Access, Inc. (“E*TRADE Access”), which operates an independent network of ATMs in the United States and Canada.

Products and Services.    The Bank offers a full suite of consumer banking products and services. We offer interest-earning checking accounts, money market and savings accounts, Sweep Deposit Accounts (where cash that will be invested through E*TRADE Securities is held pending investment) and certificates of deposit. We offer residential mortgage loans, home equity loans and home equity lines of credit (“HELOC”). We also offer credit card, automobile, RV, marine and other consumer loans. We offer our services to customers 24 hours a day, seven days a week through the Internet, automated telephone service, Internet-enabled wireless devices and direct modem access. See further discussion of our Banking activities in “Required Financial Data.”

COMPETITION

The electronic financial services market, over the Internet and other alternative channels, continues to evolve rapidly and is intensely competitive. We do not expect this environment to change in the future. As we continue to diversify and expand our services beyond online financial service offerings the number of our competitors increase. We are in direct competition with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, mortgage companies and traditional “brick & mortar” retail banks and thrifts. These competitors also provide touchtone telephone, voice response and online banking services, electronic bill payment services and a host of other financial products. In addition, we compete with mutual fund companies that provide money market funds and cash management accounts.

REGULATION

Our business is subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the SEC, the National Association of Securities Dealers (“NASD”), the NYSE, the Federal Deposit Insurance Corporation (“FDIC”), the Municipal Securities Rulemaking Board and the OTS. We are also subject to extensive regulation outside of the United States. Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability.

Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, NASD and the securities exchanges of which each is a member.

E*TRADE Asset Management, Inc. and E*TRADE Securities act as investment advisers and principal underwriters and distributors, respectively, of E*TRADE Funds. E*TRADE Funds is a registered management investment company regulated under the Investment Company Act of 1940.

E*TRADE Financial Corporation, E*TRADE Re, LLC and ETB Holdings, Inc. (“ETBH”), the parent of E*TRADE Bank, as savings and loan holding companies, and E*TRADE Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

REQUIRED FINANCIAL DATA

This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” Prior to its acquisition by E*TRADE FINANCIAL in January 2000, the Bank reported its results of operations on a calendar year basis. Prior to 2001, E*TRADE FINANCIAL reported on a year ending September 30. The financial information that follows for 1999 includes the results of the Bank for the twelve-month period ended December 31.

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential

The following table presents average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$7,659,793	$384,005	5.01%	$7,520,665	$477,955	6.36%	$6,701,905	$495,768	7.40%
Interest-bearing deposits	203,356	4,560	2.24%	196,419	5,042	2.57%	145,077	4,263	2.94%
Mortgage-backed and related available-for-sale securities	6,707,070	255,802	3.81%	4,730,552	226,785	4.79%	4,164,081	273,690	6.57%
Available-for-sale investment securities	2,026,646	87,340	4.31%	951,789	46,639	4.90%	1,175,669	77,116	6.60%
Investment in FHLB stock	79,642	3,047	3.83%	75,713	4,304	5.69%	65,988	4,224	6.40%
Trading securities	488,372	16,159	3.31%	228,848	7,128	3.11%	84,759	3,981	4.70%

Total interest-earning banking assets(2)	17,164,879	$750,913	4.37%	13,703,986	$767,853	5.60%	12,337,479	$859,042	6.96%

Non-interest-earning banking assets	833,296			629,341			529,233

Total banking assets	$17,998,175			$14,333,327			$12,866,712

Interest-bearing banking liabilities:
Retail deposits	$9,263,881	$263,017	2.84%	$8,243,543	$335,730	4.07%	$7,166,789	$421,064	5.88%
Brokered certificates of deposit	365,162	10,147	2.78%	205,239	5,975	2.91%	29,236	1,810	6.19%
FHLB advances	935,043	42,579	4.55%	970,226	56,952	5.87%	1,223,724	78,439	6.41%
Other borrowings	5,976,730	160,081	2.68%	3,835,442	150,002	3.91%	3,180,272	190,493	5.99%

Total interest-bearing banking liabilities	16,540,816	$475,824	2.87%	13,254,450	$548,659	4.14%	11,600,021	$691,806	5.96%

Non-interest-bearing banking liabilities	562,357			310,086			552,513

Total banking liabilities	17,103,173			13,564,536			12,152,534
Total banking shareholder’s equity	895,002			768,791			714,178

Total banking liabilities and shareholder’s equity	$17,998,175			$14,333,327			$12,866,712

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$624,063	$275,089		$449,536	$219,194		$737,458	$167,236

Net interest:
Spread			1.50%			1.46%			1.00%

Margin (net yield on interest-earning banking assets)			1.60%			1.60%			1.36%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			103.77%			103.39%			106.36%

Return by Bank on average:
Total banking assets			0.74%			0.79%			0.43%

Total banking assets, as adjusted(3)			0.74%			0.79%			0.53%

Equity			14.93%			14.77%			7.82%

Equity, as adjusted(3)			14.93%			14.77%			9.46%

Equity to average total banking assets			4.97%			5.36%			5.55%

(1)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income in 2003 and 2002 of $2.4 million and $0.3 million, respectively. There was no such increase in 2001.
(3)	Ratio calculations exclude Employee Stock Ownership Plan, merger-related and restructuring costs of $11.7 million (net of tax) for 2001; there were no such costs for 2003 or 2002.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on the Company’s interest-earning banking assets and the interest expense on the Company’s interest-earning banking liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in interest by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (in thousands):

	2003 Compared to 2002 Increase (Decrease) Due To			2002 Compared to 2001 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans receivable, net	$8,691	$(102,641)	$(93,950)	$56,604	$(74,417)	$(17,813)
Interest-bearing deposits	173	(655)	(482)	1,368	(589)	779
Mortgage-backed and related available-for-sale securities	81,747	(52,730)	29,017	33,861	(80,766)	(46,905)
Available-for-sale investment securities	46,934	(6,233)	40,701	(13,089)	(17,387)	(30,476)
Investment in FHLB stock	214	(1,471)	(1,257)	583	(503)	80
Trading securities	8,561	470	9,031	4,866	(1,720)	3,146

Total interest-earning banking assets(1)	146,320	(163,260)	(16,940)	84,193	(175,382)	(91,189)

Interest-bearing banking liabilities:
Retail deposits	1,929	(74,642)	(72,713)	(10,301)	(75,033)	(85,334)
Brokered certificates of deposit	4,455	(283)	4,172	5,590	(1,425)	4,165
FHLB advances	(2,001)	(12,372)	(14,373)	(15,276)	(6,211)	(21,487)
Other borrowings	66,875	(56,796)	10,079	34,170	(74,661)	(40,491)

Total interest-bearing banking liabilities	71,258	(144,093)	(72,835)	14,183	(157,330)	(143,147)

Change in net interest income	$75,062	$(19,167)	$55,895	$70,010	$(18,052)	$51,958

(1)	Amount includes a taxable equivalent increase in interest income of $2.4 million in 2003, $0.3 million in 2002 and none in 2001.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,						September 30,
	2003		2002		2001		2000		1999
Real estate loans:
One-to four-family:
Fixed-rate	$1,345,369	14.97%	$1,877,265	26.05%	$3,672,512	45.95%	$1,583,129	37.45%	$1,391,254	63.69%
Adjustable-rate	1,910,161	21.26	1,502,224	20.86	2,645,952	33.11	2,635,955	62.36	785,821	35.98
Home equity lines of credit and second mortgage	1,511,767	16.83	354,768	4.93	23,059	0.29	4,042	0.10	1,024	0.05
Multi-family	97	—	106	—	183	—	203	0.01	1,330	0.06
Commercial	12,279	0.14	13,397	0.19	1,981	0.03	2,717	0.06	3,050	0.14
Mixed-use and land	72	—	121	—	635	0.01	503	0.01	1,224	0.05

Total real estate loans(1)(2)	4,779,745	53.20	3,747,881	52.03	6,344,322	79.39	4,226,549	99.99	2,183,703	99.97

Consumer and other loans:
Recreational vehicle	2,285,451	25.43	1,366,876	18.98	198,643	2.49	—	—	—	—
Automobile	1,162,339	12.94	1,481,695	20.57	1,436,407	17.97	224	0.01	430	0.02
Marine	627,975	6.99	453,783	6.30	—	—	—	—	—	—
Credit card	113,434	1.26	—	—	—	—	—	—	—	—
Lease financing	2,651	0.03	3,621	0.05	—	—	—	—	—	—
Other	13,567	0.15	149,024	2.07	12,237	0.15	82	—	255	0.01

Total consumer and other loans	4,205,417	46.80	3,454,999	47.97	1,647,287	20.61	306	0.01	685	0.03

Total loans(1)	8,985,162	100.00%	7,202,880	100.00%	7,991,609	100.00%	4,226,855	100.00%	2,184,388	100.00%

Add (deduct):
Premiums (discounts) and deferred fees on loans	184,078		190,506		38,722		(43,171)		(22,718)
Allowance for loan losses	(37,847)		(27,666)		(19,874)		(10,930)		(7,161)

Total	146,231		162,840		18,848		(54,101)		(29,879)

Loans receivable, net(1)(2)	$9,131,393		$7,365,720		$8,010,457		$4,172,754		$2,154,509

(1)	Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $1.0 billion at December 31, 2003, $1.8 billion at December 31, 2002, $1.6 billion at December 31, 2001, $0.1 billion at September 30, 2000 and $0.1 billion at September 30, 1999.
(2)	The geographic concentrations of mortgage loans are described in Note 7 to the Consolidated Financial Statements.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2003 (in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
Real estate loans:
One-to four-family	$1,345,337	$1,910,148	$3,255,485
Home equity lines of credit and second mortgage	116,027	1,395,728	1,511,755
Multi-family	—	97	97
Commercial	1,003	712	1,715
Mixed-use and land	70	—	70

Total real estate loans	1,462,437	3,306,685	4,769,122

Consumer and other loans:
Recreational vehicle	2,285,045	—	2,285,045
Automobile	1,138,858	—	1,138,858
Marine	627,847	—	627,847
Credit card	—	—	—
Lease financing	2,651	—	2,651
Other	13,225	—	13,225

Total consumer and other loans	4,067,626	—	4,067,626

Total loans	$5,530,063	$3,306,685	$8,836,748

Maturity of Loan Portfolio.    The following table shows the contractual maturities of our loan portfolio at December 31, 2003, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (in thousands):

	Due in
	< 1 Year	1-5 Years	> 5 Years	Total
Real estate loans:
One- to four-family:
Fixed-rate	$32	$3,640	$1,341,697	$1,345,369
Adjustable-rate	13	369	1,909,779	1,910,161
Home equity lines of credit and second mortgage	12	4,450	1,507,305	1,511,767
Multi-family	—	—	97	97
Commercial	10,564	1,469	246	12,279
Mixed-use and land	2	—	70	72

Total real estate loans	10,623	9,928	4,759,194	4,779,745

Consumer and other loans:
Recreational vehicle	406	26,878	2,258,167	2,285,451
Automobile	23,481	1,066,255	72,603	1,162,339
Marine	128	6,919	620,928	627,975
Credit card	113,434	—	—	113,434
Lease financing	—	2,651	—	2,651
Other	342	11,380	1,845	13,567

Total consumer and other loans	137,791	1,114,083	2,953,543	4,205,417

Total loans	$148,414	$1,124,011	$7,712,737	$8,985,162

The following table shows our loan purchase, sale and repayment activity, including loans acquired through business combinations (in thousands):

	Year Ended December 31,
	2003	2002	2001
Loans receivable—net, beginning of year	$7,365,720	$8,010,457	$5,039,602

Loan purchases and originations:
One- to four-family variable-rate	4,035,699	3,565,449	4,451,489
One- to four-family fixed-rate	10,582,799	8,921,213	6,988,688
Consumer and other loans	4,528,864	2,756,830	2,017,950

Total loan purchases and originations	19,147,362	15,243,492	13,458,127

Loans sold	(13,515,811)	(12,011,864)	(7,899,991)
Loans repurchased	1,418	—	1,189
Loans repaid	(3,885,916)	(3,948,424)	(2,653,385)

Total loans sold, repurchased and repaid	(17,400,309)	(15,960,288)	(10,552,187)
Net change in deferred discounts and loan fees	54,846	105,715	74,010
Net transfers to real estate owned and repossessed assets	(26,045)	(25,864)	(1,786)
Net change in allowance for loan losses	(10,181)	(7,792)	(7,309)

Increase (decrease) in total loans receivable	1,765,673	(644,737)	2,970,855

Loans receivable—net, end of year	$9,131,393	$7,365,720	$8,010,457

We primarily purchase pools of loans on the secondary market using our correspondent network. The following table shows the number of pools and the associated number of loans that we purchased:

	Year Ended December 31,
	2003	2002	2001
Number of pools	5,686	4,448	1,649
Number of loans	18,767	10,527	15,346

Delinquent, Nonperforming and Other Problem Assets

We continually monitor our loan portfolio to anticipate and address potential and actual delinquencies. Based on the length of the delinquency period, we reclassify these assets as nonperforming and, if necessary, take possession of the underlying collateral. Once we take possession of the underlying collateral, we classify the property as other assets on our consolidated balance sheets.

Nonperforming Assets.    We classify loans as nonperforming whenever principal or interest payments are more than 90 days past due or when we have reason to believe the loan is uncollectible. When a loan is classified as nonperforming, we: 1) stop recognizing interest income on the loan; 2) reverse any interest we accrued during the initial 90-day period; and 3) discontinue the accretion of deferred loan fees. Whenever we receive a payment from a nonperforming loan, we apply the full payment to principal if we continue to doubt that both principal and interest will be collected in full. We only recognize payments as interest income when the principal and interest on the loan is expected to be collected in full or when the principal has been fully repaid.

Repossessed Assets and Nonperforming Loans.    When we acquire the collateral underlying uncollectible loans, we record this Real Estate Owned (“REO”) and other repossessed assets at estimated fair value, less estimated selling costs. We use appraisals and other appropriate valuation methods to estimate the fair value of these assets. If the net estimated fair value of the collateral is less than the loan balance, the difference is charged to the allowance for loan losses. We perform periodic valuations and establish a valuation allowance for REO and repossessed assets through a charge to income, if the carrying value of a property exceeds its estimated fair value less estimated selling costs. At December 31, 2003, the estimated fair value of REO and other repossessed assets totaled $2.5 million of one- to four-family real estate loans, $2.6 million of RV loans, $0.6 million of automobile loans and $1.0 million of marine loans.

The following table presents information about our nonperforming assets (in thousands):

	December 31,			September 30,
	2003	2002	2001	2000	1999
Loans:
Real estate loans:
One- to four-family	$18,094	$22,497	$20,595	$11,391	$7,595
Home equity lines of credit and second mortgage	269	81	—	—	21
Commercial	—	—	—	657	664

Total real estate loans	18,363	22,578	20,595	12,048	8,280

Consumer and other loans:
Recreational vehicles	1,399	1,486	—	—	—
Automobiles	1,602	2,277	91	—	—
Marine	1,067	94	—	—	—
Credit card	2,147	—	—	—	—
Other	16	53	—	—	60

Total consumer and other loans	6,231	3,910	91	—	60

Total nonperforming loans, net	24,594	26,488	20,686	12,048	8,340
REO and other repossessed assets, net	6,690	6,723	3,328	850	539

Total nonperforming assets, net	$31,284	$33,211	$24,014	$12,898	$8,879

Total nonperforming assets, net, as a percentage of total bank assets	0.15%	0.19%	0.18%	0.14%	0.21%

Total allowance for loan losses as a percentage of total nonperforming loans, net	153.89%	104.45%	96.07%	90.72%	85.86%

During 2003, our nonperforming assets decreased by $1.9 million, or 5.8%, primarily because of the continued seasoning of our real estate loans. This decrease was partially offset by an increase in our consumer and other loan portfolios that reflects the Bank’s decision to shift a portion of its assets into higher-yielding consumer loans that have higher risk. During 2003, we recognized $0.2 million of interest on nonperforming loans. If our nonperforming loans at December 31, 2003 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $1.1 million in 2003.

Special Mention Loans.    In certain situations, a borrower’s past credit history may cast doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent. Such loans, classified as “special mention” loans, continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $43.3 million of the total loan portfolio at December 31, 2003 and are actively monitored.

Allowance for Loan Losses.    As an investor in mortgage and consumer loans, we experience credit losses. We believe the risk of credit loss varies based on a variety of factors including:

•	type of loan;
•	creditworthiness of the borrower;
•	general economic conditions; and
•	the type and quality of the loan’s security, if any, and the loan-to-value ratio.

In determining our allowance for loan losses, we have established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate loans. Loans not individually reviewed are evaluated as a group using expected loss ratios, which are based on our historical charge-off experience, industry loss experience and current market and economic conditions. Our internal policy requires that the provision for loan losses is at least equal to twelve months of projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio. The general allowances set by management are subject to review and approval by the Bank’s Board of Directors. Each month, management reviews the allowance for adequacy, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

•	the composition and quality of the portfolio;
•	delinquency levels and trends;
•	expected losses for the next twelve months;
•	current and historical charge-off and loss experience;
•	current industry charge-off and loss experience;
•	the condition of the real estate market and geographic concentrations within the loan portfolio; and
•	current general economic and market conditions.

Based on the above factors, we regularly consider whether it is appropriate to increase the general allowance to more than the twelve-month minimum of probable loan losses. In determining the adequacy of the general allowance, we validate the assumptions underlying the twelve-month loss projection by analyzing our actual loss experience, industry loss experience and changes in portfolio quality and also consider changes in economic conditions and the potential impact on the loan portfolio’s performance. When loans are unseasoned and lack sufficient data to project future losses, we apply appropriate industry charge-off and loss rates as a proxy for the Bank’s actual loss experience. However, as our loan portfolios season and we have sufficient historical data to project future losses, we only use industry loss experience to validate our own loss projections.

Our allowance for loan losses at December 31, 2003 totaled $37.8 million or 0.46% of total loans held-for-investment and at December 31, 2002 totaled $27.7 million or 0.50% of total loans held-for-investment. Based on the loan portfolio’s historical loss experience and our estimate of projected losses inherent in the loan portfolio, we believe our allowance for loan losses during the reported periods was appropriate and complied with our internal policy, generally accepted accounting principles and applicable regulatory requirements. Our financial condition and earnings could be adversely affected, if the actual loan losses realized by the Company were to significantly exceed the amounts assumed by management in its determination of the allowance for loan losses. The following table provides an analysis of the Bank’s allowance for loan losses during the past five years (in thousands):

	Year Ended December 31,			Three Months Ended December 31, 2000	Year Ended September 30,
	2003	2002	2001		2000	1999
Allowance for loan losses, beginning of year	$27,666	$19,874	$12,565	$10,930	$7,161	$4,715

Charge-offs:
Real estate loans	(364)	(460)	(94)	(12)	(240)	(400)
Home equity lines of credit and second mortgage loans	(75)	—	(79)	—	(13)	(56)
RV loans	(20,341)	(3,456)	—	—	—	—
Automobile loans	(22,695)	(28,046)	(5,395)	—	—	—
Marine loans	(7,369)	—	—	—	—	—
Credit card loans	(919)	—	—	—	—	—
Other loans	(1,971)	—	—	—	—	(2)

Total charge-offs	(53,734)	(31,962)	(5,568)	(12)	(253)	(458)

Recoveries:
Real estate loans	223	30	29	—	19	38
Home equity lines of credit and second mortgage loans	—	—	4	—	—	79
RV loans	9,738	—	—	—	—	—
Automobile loans	8,335	10,632	669	—	—	—
Marine loans	3,806	—	—	—	—	—
Credit card loans	1	—	—	—	—	—
Other loans	541	—	—	—	—	4

Total recoveries	22,644	10,662	702	—	19	121

Net charge-offs	(31,090)	(21,300)	(4,866)	(12)	(234)	(337)
Allowance acquired through acquisitions(1)	2,748	14,428	4,699	—	—	—
Provision for loan losses	38,523	14,664	7,476	1,647	4,003	2,783

Allowance for loan losses, end of year	$37,847	$27,666	$19,874	$12,565	$10,930	$7,161

Net charge-offs to average loans outstanding	0.41%	0.28%	0.07%	0.00%	0.01%	0.03%

(1)	Acquisition of credit card portfolio in 2003, E*TRADE Consumer Finance loan portfolio in 2002 and automobile portfolio in 2001.

The following table allocates the allowance for loan losses by loan category. This allocation does not necessarily restrict the use of the allowance for loan losses to the categories shown below (dollars in thousands):

	December 31,						September 30,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real estate loans:
One-to four-family	$2,360	36.23%	$3,343	46.92%	$8,716	79.06%	$10,554	99.81%	$7,055	99.67%
Home equity lines of credit and second mortgage	3,117	16.83	649	4.93	115	0.29	29	0.10	9	0.05
Multi-family	—	—	—	—	3	—	3	0.01	23	0.06
Commercial	184	0.14	201	0.19	30	0.03	336	0.06	53	0.14
Mixed-use and land	1	—	1	—	9	0.01	8	0.01	17	0.05

Total real estate loans	5,662	53.20	4,194	52.04	8,873	79.39	10,930	99.99	7,157	99.97

Consumer loans:
Recreational vehicle	11,386	25.43	9,480	18.98	—	—	—	—	—	—
Automobile	11,876	12.94	8,190	20.57	11,001	20.46	—	—	—	—
Marine	2,503	6.99	3,108	6.30	—	—	—	—	—	—
Credit card	5,583	1.26	—	—	—	—	—	—	—	—
Lease financing	493	0.03	511	0.04	—	—	—	—	—	—
Other consumer	344	0.15	2,183	2.07	—	0.15	—	0.01	4	0.03

Total consumer loans	32,185	46.80	23,472	47.96	11,001	20.61	—	0.01	4	0.03

Total allowance for loan losses	$37,847	100.00%	$27,666	100.00%	$19,874	100.00%	$10,930	100.00%	$7,161	100.00%

The preceding table includes specific reserves related to nonperforming loans totaling $0.1 million at December 31, 2003, $0.2 million at December 31, 2002, $2.1 million at December 31, 2001, $0.4 million at September 30, 2000 and $0.4 million at September 30, 1999.

Available-for-sale and trading securities

We have portfolios of mortgage-backed securities and investments, which we classify in one of three categories: trading, available-for-sale or held-to-maturity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. None of our mortgage-backed securities or other investments were classified as held-to-maturity during 2003, 2002 or 2001.

Our portfolio of mortgage-backed securities is primarily composed of the following:

•	privately insured mortgage pass-through securities;
•	Government National Mortgage Association (“Ginnie Mae”) participation certificates, guaranteed by the full faith and credit of the United States;
•	Federal National Mortgage Association (“Fannie Mae”) participation certificates, guaranteed by Fannie Mae;
•	Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, guaranteed by Freddie Mac; and
•	securities issued by other non-agency organizations.

We buy and hold mortgage-backed trading securities principally for the purpose of selling them in the near term. These securities are carried at market value and any realized or unrealized gains and losses are reflected in our consolidated statements of operations as gain on sales of loans held-for-sale and securities, net. The amount of trading securities the Bank held was $821.2 million at December 31, 2003, $391.8 million at December 31,

2002 and $70.9 million at December 31, 2001. The Bank recognized a loss from the sale of trading assets of $21.5 million for 2003, realized gains of $3.9 million for 2002 and $20.3 million for 2001. In addition, we had unrealized trading assets appreciation of $4.8 million for 2003 and depreciation of $0.9 million for 2002 and $11.0 million for 2001.

Our investments classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive income.

The following table shows the cost basis and fair value of our mortgage-backed securities and investment portfolio that the Bank held and classified as available-for-sale (in thousands):

	December 31,
	2003		2002		2001
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$7,313,908	$7,157,389	$6,940,380	$6,932,394	$3,620,656	$3,556,619

Investment securities:
Asset-backed securities	2,000,239	2,010,729	750,221	737,582	386	386
Publicly traded equity securities	161,000	160,892	135,000	134,538	—	—
Corporate bonds	122,583	116,030	377,731	352,590	884,246	871,510
Municipal bonds	44,906	45,646	32,005	32,561	67,104	66,959
Obligations of U.S. government agencies	—	—	—	—	13,297	11,874
Other investments	86,217	79,637	1,093	939	29,282	28,407

Total investment securities	2,414,945	2,412,934	1,296,050	1,258,210	994,315	979,136

Total available-for-sale securities	$9,728,853	$9,570,323	$8,236,430	$8,190,604	$4,614,971	$4,535,755

In addition to the available-for-sale investment securities listed in the preceding table, we had an investment in Federal Home Loan Bank (“FHLB”) stock, as required of members of the FHLB System. The stock is recorded at cost, which approximates fair value. The balance of FHLB stock was $79.2 million at December 31, 2003, $80.7 million at December 31, 2002 and $56.5 million at December 31, 2001.

The following table shows the scheduled maturities, carrying values and current yields for the Bank’s available-for-sale and trading investment portfolio at December 31, 2003 (dollars in thousands):

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield
Mortgage-backed securities:
Fannie Mae	$—	—%	$—	—%	$2,860,218	5.06%	$2,860,218	5.06%
CMO	—	—%	60	6.50%	2,649,455	5.25%	2,649,515	5.25%
Ginnie Mae	—	—%	—	—%	2,339,065	5.43%	2,339,065	5.43%
Freddie Mac	—	—%	5	10.00%	138,224	4.30%	138,229	4.30%
Private issuer and other	—	—%	3,861	4.22%	6,604	6.01%	10,465	5.33%

Total mortgage-backed securities	—	—%	3,926	4.25%	7,993,566	5.22%	7,997,492	5.22%

Investment securities:
Municipal bonds(1)	675	4.64%	1,145	4.85%	43,086	5.26%	44,906	5.24%
Corporate debt	16,136	6.88%	10,688	6.88%	95,759	2.64%	122,583	3.53%
Asset-backed	48,660	3.61%	74,686	3.25%	1,876,893	4.10%	2,000,239	4.05%
Publicly traded equity securities(2)	—	—%	—	—%	161,000	4.03%	161,000	4.03%
Other investments	—	—%	85,152	4.38%	1,065	—%	86,217	4.28%

Total investment (trading) securities	65,471	4.38%	171,671	4.02%	2,177,803	4.05%	2,414,945	4.05%

Total available-for-sale and trading securities	$65,471		$175,597		$10,171,369		$10,412,437

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Preferred stock in Freddie Mac and Fannie Mae, no stated maturity date.

Deposits and Other Sources of Funds

The following table presents information about the Bank’s deposits by category (dollars in thousands):

	Year Ended December 31,
	2003			2002			2001
	Average Balance for the Year	Percentage of Deposits	Average Rate	Average Balance for the Year	Percentage of Deposits	Average Rate	Average Balance for the Year	Percentage of Deposits	Average Rate
Money market	$4,368,697	45.37%	1.69%	$3,796,466	44.94%	2.35%	$1,644,951	22.86%	2.78%
Sweep deposit account	877,322	9.11	0.15%	—	—	—%	—	—	—%
Certificates of deposit	3,749,320	38.94	3.52%	4,223,899	49.99	4.56%	5,337,933	74.18	5.28%
Brokered certificates of deposit	365,162	3.79	2.78%	205,239	2.43	2.91%	29,236	0.40	6.86%
Demand accounts	267,763	2.78	0.93%	222,953	2.64	1.12%	183,530	2.55	1.44%
Passbook savings	780	0.01	1.79%	225	—	3.11%	375	0.01	2.99%

Total	$9,629,044	100.00%		$8,448,782	100.00%		$7,196,025	100.00%

In 2003, we introduced the E*TRADE FINANCIAL Sweep Deposit Account (“SDA”). The SDA is a sweep product that transfers Brokerage Segment customer balances, previously held in money market funds not on our balance sheet, to the Banking Segment. The Bank carries these balances as customer deposits in FDIC-insured money market accounts. The Banking Segment pays the Brokerage Segment a negotiated fee on the average SDA balances, which is eliminated in consolidation.

Note 13 to the consolidated financial statements provides additional information about these deposits, including the range of interest rates paid on deposits and scheduled maturities of certificates of deposits, including certificates of deposits of $100,000 or more.

Borrowings

Deposits represent a significant component of our current funds. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. In part, the FHLB provides us with a reserve credit capacity and authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards. At December 31, 2003, our outstanding advances from the FHLB totaled $920.0 million at interest rates ranging from 1.15% to 6.96% and at a weighted-average rate of 1.85%.

We also raise funds by selling securities to nationally recognized investment banking firms under agreements to repurchase the same securities. The investment banking firms hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed- and variable-rate securities. We also participate in the Federal Reserve Bank’s special direct investment and treasury, tax and loan borrowing programs. We use the proceeds from these transactions to meet our cash flow or asset/liability matching needs.

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our borrowings (dollars in thousands):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2003:
Advances from the FHLB	$920,000	1.85%	$1,058,300	$935,043	4.55%
Securities sold under agreement to repurchase and other borrowings	$5,365,498	1.30%	$6,696,506	$5,976,730	2.68%
At or for the year ended December 31, 2002:
Advances from the FHLB	$1,310,300	1.89%	$1,414,300	$970,226	5.87%
Securities sold under agreement to repurchase and other borrowings	$5,918,622	1.04%	$6,628,670	$3,835,442	3.91%
At or for the year ended December 31, 2001:
Advances from the FHLB	$906,300	2.72%	$1,737,000	$1,223,724	6.41%
Securities sold under agreement to repurchase and other borrowings	$3,272,100	1.89%	$4,167,387	$3,180,272	5.99%

(1)	Excludes hedging costs.

ITEM 2.     PROPERTIES

Our principal locations are as follows:

Location	Business Segment Use	Approximate size (in square feet)
Alpharetta, Georgia	Administration, Brokerage and Banking	203,000
Rancho Cordova, California	Administration and Brokerage	176,000
Arlington, Virginia	Administration and Banking	161,000
Irvine, California	Banking	133,000
Menlo Park, California	Administration and Brokerage	70,000
New York, New York	Administration and Brokerage	53,000
Chicago, Illinois	Brokerage	33,000

We lease the above facilities, except for one facility in Alpharetta, which we own. Our Brokerage and Banking Segments lease additional facilities in the United States, Canada, Southeast Asia and Europe. We also lease facilities in New York City, Boston, Beverly Hills, Denver, La Jolla, Orlando and San Francisco where our E*TRADE Financial Centers are located.

In 2003 and 2001, we restructured our operations and, as a result, reduced facility usage and consolidated some sites creating additional space available for sublease. These exited facilities are not included above. We believe our facility space is adequate to meet our needs in 2004.

ITEM 3.     LEGAL AND ADMINISTRATIVE PROCEEDINGS

In 1999, certain putative class actions were filed against the Company, generally seeking damages and/or injunctive relief arising out of allegations of an inability to access the Company’s website during certain periods. Two actions remain outstanding. In each of these two actions, the plaintiffs sought class certification, and the Company has successfully obtained court orders denying class certification. In one matter, pending in the Court of Common Pleas, Cuyahoga County, Ohio, the plaintiff, Truc Q. Hoang, has sought leave from the lower court to file an amended action attempting to redefine the class of potential plaintiffs. In the other matter, the Company and plaintiff Elie Wurtman, have entered into a settlement agreement pursuant to which plaintiff has agreed to dismiss this action with prejudice. Under the parties’ settlement agreement, the Company will pay nothing to plaintiff.

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and three counterparties. The Company has now settled with two counterparties, Fiserv Securities, Inc. and Wedbush Morgan Securities, in 2003 and 2004 for certain undisclosed amounts and other terms that are subject to confidentiality agreements. Litigation continues between the Company and the third counterparty, Nomura Securities, Inc. and certain of its affiliates (“Nomura”) in a lawsuit pending in the United States District Court for the District of Minnesota. In that action, Nomura is seeking approximately $10.0 million in damages and has asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorneys fees, and other relief from the Company for conversion and breach of contract. Further, the Company has asserted claims and defenses against Nomura relating to the same amount and alleges, inter alia, that the defendants, which included Deutsche Bank AG, its affiliates and Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation. In May 2003, E*TRADE Securities and the Deutsche Bank entities and a former employee of Deutsche Bank entered into an agreement to settle the allegations with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, have been dismissed from the Company’s claims described above, and the parties are in the process of documenting mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. Depositions in this matter have commenced. At this time, we are unable to predict the ultimate outcome of this dispute in relation to the parties with which we have not settled. However, the ultimate resolution of this litigation may be material to the Company’s operating results or cash flows for any particular period. The Company believes that its current reserves are adequate in view of its assessment of exposure at this time.

In April 2002, a putative class action was filed in the Superior Court of California and for the County of Orange entitled, “Lisa Arroyo, et al., v. E*TRADE Financial, et al., alleging that E*TRADE Mortgage misclassified certain classes of employees as “exempt,” rather than as “non-exempt” employees. The Company agreed to a proposed settlement and established a reserve under the terms of which the Company received an unconditional general release from all participating class members and in exchange paid a total of approximately $7.2 million (including payroll taxes and withholdings). Plaintiffs dismissed this action against the Company with prejudice on January 14, 2004.

Except as to matters that we have reported as settled or tentatively settled, we intend to defend vigorously against the foregoing claims. An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NYSE for the periods indicated:

	High	Low
2003:
First Quarter	$5.56	$3.65
Second Quarter	$9.51	$4.14
Third Quarter	$10.64	$8.30
Fourth Quarter	$12.91	$9.25
2002:
First Quarter	$12.64	$7.61
Second Quarter	$9.54	$4.60
Third Quarter	$5.47	$2.81
Fourth Quarter	$5.98	$3.61

The closing sale price of the Company’s common stock as reported on the NYSE on February 27, 2004 was $14.31 per share. At that date there were 2,462 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all of its earnings for use in its business and does not anticipate paying any cash dividends for the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,			Three Months Ended(1) December 31, 2000	Year Ended September 30,
	2003	2002	2001		2000	1999
Consolidated Statement of Operations Data:
Net revenues	$1,483,708	$1,325,864	$1,275,364	$333,766	$1,368,318	$671,448
Facility restructuring and other exit charges	$(134,561)	$(16,519)	$(202,765)	$—	$—	$—
Operating income (loss)	$206,364	$255,905	$(185,958)	$6,909	$(80,326)	$(149,193)
Gain (loss) on investments	$147,471	$(18,507)	$(49,812)	$3,582	$211,149	$54,093
Income (loss) before cumulative effect of accounting changes(2)	$203,027	$107,264	$(241,532)	$1,436	$19,152	$(56,300)
Net income (loss)	$203,027	$(186,405)	$(241,532)	$1,353	$19,152	$(56,769)
Income (loss) per share before cumulative effect of accounting changes(2):
Basic	$0.57	$0.30	$(0.73)	$—	$0.06	$(0.21)
Diluted	$0.55	$0.30	$(0.73)	$—	$0.06	$(0.21)
Income (loss) per share:
Basic	$0.57	$(0.52)	$(0.73)	$—	$0.06	$(0.21)
Diluted	$0.55	$(0.52)	$(0.73)	$—	$0.06	$(0.21)
Shares used in computation of per share data:
Basic	358,320	355,090	332,370	311,413	301,926	272,832
Diluted	367,361	361,051	332,370	321,430	319,336	272,832

	December 31,			September 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and equivalents	$921,439	$773,605	$836,201	$433,377	$267,073
Brokerage receivables, net	$2,297,778	$1,421,766	$2,139,153	$6,542,508	$2,982,076
Mortgage-backed securities	$7,157,389	$6,932,394	$3,556,619	$4,188,553	$1,426,053
Loans, net	$9,131,393	$7,365,720	$8,010,457	$4,172,754	$2,154,509
Total assets	$26,049,216	$21,455,925	$18,172,414	$17,317,437	$8,032,174
Convertible subordinated notes and capital lease liability	$696,226	$699,727	$778,459	$676,903	$—
Mandatorily redeemable capital preferred securities	$—	$143,365	$69,503	$30,647	$30,584
Shareholders’ equity	$1,918,294	$1,505,789	$1,570,914	$1,856,833	$1,451,795

(1)	On January 22, 2001, the Company changed its fiscal year-end from September 30 to December 31. Accordingly, results are separately disclosed for the three-month transition period ended December 31, 2000.
(2)	In 2002, a cumulative effect of accounting change resulted from the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. This standard prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the testing of these assets for impairment upon adoption of SFAS No. 142 and at least annually thereafter. Impairment of goodwill that was identified upon adoption in January 2002 is reported as a cumulative effect of accounting change. In 2002, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, resulting in a reclassification of previously reported extraordinary gain (loss) on early extinguishment of debt, net of tax, to gain on early extinguishment of debt in non-operating income (expense); along with an adjustment of previously reported tax expense (benefit). In the three months ended December 31, 2000, a cumulative effect of a change in accounting principle resulted from the implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recorded on the balance sheet at fair value, with the initial application reported as the cumulative effect of a change in accounting principle. In 1999, the cumulative effect of change in accounting principle resulted from the implementation of Statement of Position 98-5, Reporting on the Cost of Start-Up Activities, which requires that the cost of start-up activities be expensed as incurred rather than capitalized, with the initial application reported as the cumulative effect of a change in accounting principle.

The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Consolidated Financial Statements and Supplementary Data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

We are a global financial services company offering retail, corporate and institutional customers an integrated and complementary array of investing, banking and lending products and services. Since we offer and deliver our products and services primarily through the Internet and other electronic media, our current and potential customer base is geographically dispersed and we have a lower operating cost structure than traditional “brick and mortar” financial services companies. During the past two years, we have focused on broadening our portfolio of products and services to increase our customer base, improve profitability and reduce risk to the Company and our shareholders. The results of this strategy have allowed our Company to perform better during the recent economic downturn and report an increase in net income over the period. In the future, we intend to continue to seek opportunities to streamline, diversify, expand and seamlessly integrate our services to provide greater value to our customers and our shareholders. It must be recognized, however, that we face numerous challenges, obstacles and risks in responding to the dynamics of the financial services industry, which is characterized by increasingly rapid change, evolving customer demands and intense competition. We encourage you to review closely the “Risk Factors” beginning on page 34 to understand the risks that we face that could have a significant impact on our future financial performance.

Our business is analyzed in two segments, Brokerage and Banking, which have different characteristics. The Brokerage Segment produces revenues primarily from commissions and margin lending. The Banking Segment earns interest from its diversified interest-earning assets and generates fee-based income.

The Brokerage business continues to be the primary point of introduction for the majority of our customers, and we have added Banking products and services, which complement our Brokerage business. During 2003, we lowered our cost of funds in the Bank by sweeping Brokerage customer money market balances into an FDIC-insured Sweep Deposit Account product, allowing the Bank to obtain lower cost of funds and provide our Brokerage customers a higher rate of return. In addition, the Bank has added higher-yielding consumer loans to its portfolio of products that we will continue to introduce to Brokerage customers.

In 2004, we see an opportunity in the current market for growth in retail Brokerage daily average revenue trades, customers and assets. To take advantage of this opportunity we plan to increase our investment in marketing by targeting this segment of our business. Additionally, we will continue to focus on lowering the cost of providing bank and brokerage services to our customers through innovative technology and operating efficiencies through additional integration of back office systems and processes.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is divided into the following sections:

•	Summary of Critical Accounting Policies and Estimates describes key accounting policies and estimates that are critical to the way we measure and report on our financial performance;

•	Results of Operations provides insight into the reasons that the financial performance of our Company changed during the past three years;

•	Liquidity and Capital Resources describes how we obtained and used cash to operate the business; and

•	Risk Factors describes the risks, obstacles and challenges that we face that could adversely affect our future operations and financial performance.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note 2 to the Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

Allowances for loan losses and uncollectible margin loans

Management evaluates the Bank’s loan portfolio and establishes an allowance that it believes is at least equal to the probable losses inherent in its loan portfolio. When establishing this allowance, management considers a number of factors including historical and industry loss rates, estimated cash flows and collateral values as well as quantitative factors such as adjustments to policies and procedures, changes affecting third-party service providers and other market factors that may influence the overall credit performance of the Bank’s loans. This analysis is performed both for individual loans with large balances, as well as for groups of loans with similar risk characteristics. Although the Company has considerable experience in performing these reviews, if management’s underlying assumptions prove to be inaccurate or significant unanticipated changes to the national or regional economies occur, the allowance for loan losses would have to be adjusted. If the loan losses that we actually incur are significantly different from our estimates, it may be necessary to increase or decrease the allowance for loan losses in the future. If we do not provide for an adequate allowance for loan losses, we may incur additional charges to loan losses. At December 31, 2003, our allowance for loan losses was $37.8 million on $8.2 billion of loans we intend to hold for investment.

In addition to our banking loans, we sometimes extend credit to brokerage customers in the form of margin loans. At December 31, 2003, margin accounts had approximately $1.8 billion in outstanding margin loans for which we provided an allowance for uncollectible margin loans of $1.1 million based on historical experience, as well as the review of certain individual customer accounts and the specific identification of uncollectible amounts.

Classification and valuation of certain investments

The classification of an investment determines its accounting treatment. We generally classify our investments in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities, asset-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. Investment classifications are subject to ongoing review and change. When possible, the fair value of securities is determined by obtaining quoted market prices. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If our estimates change, we may recognize additional losses. Both unrealized and realized gains and losses on trading securities held by our Bank are recognized in gain on sales of loans held-for-sale and securities, net. Our brokerage operations hold trading securities for market-making purposes and record the net gains in revenues as principal transactions. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Declines in fair value, which we believe to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for our banking investments and gain (loss) on investments for our non-banking investments.

Impairment of mortgage-backed or asset-backed securities is recognized when management estimates the fair value of a security is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security fails both tests, the Company writes the security down to fair value. The Company assesses securities for impairment at each reported balance sheet date.

We have investments in certain publicly traded and privately held companies, which we evaluate for other-than-temporary declines in market value. During 2003, we recognized $8.0 million of losses from other-than-temporary declines in market value related to our investments in privately held companies.

Valuation and accounting for financial derivatives

The Bank’s principal assets are residential mortgages and mortgage-backed securities, which typically pay a fixed interest rate over an extended period of time. However, the principal sources of funds for the Bank are customer deposits and other short-term borrowings with interest rates that are fixed for a shorter period of time, if at all. The Bank purchases interest rate derivatives, including interest rate swaps, caps and floors, to manage this difference between long-term and short-term interest rates.

Accounting for derivatives differs significantly depending on whether a derivative is designated as a “hedge,” which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow at the time it is purchased. In order to qualify as a hedge, a derivative must be designated as such by management, who must also continue to demonstrate that the instrument effectively reduces the risk associated with that item. We designated substantially all derivatives we held on December 31, 2003 as hedges. By doing so, the balance sheet items that we determine are hedged in fair value hedge relationships and the derivatives themselves are adjusted to market value, resulting in a net offset in the statements of operations to the extent the hedge is ineffective.

To determine whether a derivative instrument will continue to meet the effectiveness requirements, we must make assumptions and judgments about the continued effectiveness of our hedging strategies and the nature and timing of forecasted transactions. If our hedging strategies were to become significantly ineffective or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected.

Estimates of effective tax rates, deferred taxes and valuation allowances

When we prepare our consolidated financial statements, we estimate our income taxes based on the various jurisdictions where we conduct business. This requires us to estimate our current tax exposure and to assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our consolidated balance sheets in other assets. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we record a corresponding tax expense on our statements of operations. Conversely, when it subsequently becomes apparent that a valuation allowance is no longer required due to changes in circumstances, this portion of the valuation allowance is reversed and reduces our overall income tax expense.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Our net deferred tax asset as of December 31, 2003 and 2002 was $84.5 million and $112.2 million respectively, net of the valuation allowance of $70.2 million and $92.2 million respectively. We recorded the valuation allowance to reflect uncertainties about whether we will be able to utilize some of our deferred tax assets consisting primarily of certain net operating losses carried forward by both international and domestic subsidiaries as well as certain capital loss carryforwards before they expire. The valuation allowance is based on our estimates of taxable income or capital gains expected to arise in the jurisdictions in which we operate and the period over which our deferred tax assets will be realizable. During 2003, we reversed a portion of the valuation allowance on capital loss carryforwards as a result of our gains associated with our investment in Softbank Investment Corporation (“SBI”).

We could be required to increase the valuation allowances to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we make the increase.

Valuation of goodwill and other intangibles

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Assets. In 2002, we recorded a $293.7 million charge, primarily attributable to the goodwill impairment of our international acquisitions as determined by our evaluation of each operating unit’s forecasted operating results and our estimates of fair values of the tangible and intangible assets of these units. This impairment was due to the change in the evaluation from an undiscounted cash flow approach to a discounted approach. In 2003, we performed our annual impairment test of goodwill with the assistance of a third party. This evaluation indicated that no additional impairment charge was necessary. The Company’s recorded goodwill at December 31, 2003 of $402.5 million, will continue to be evaluated for impairment at least annually.

We evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization in accordance with SFAS No. 142. If estimates of useful lives are changed, the unamortized cost is allocated to the revised useful life and amortized over that period in a manner consistent with which that asset is consumed or contributes to the net revenues of the Company. The Company changed the name of Ganis Credit Corporation to E*TRADE Consumer Finance Corporation, and as a result, the Company accelerated and fully amortized its intangible asset associated with the Ganis Credit Corporation name. There have been no other events or circumstances that have warranted a revision to the originally estimated useful lives of intangible assets. The Company’s recorded intangible assets at December 31, 2003 and 2002 were $144.0 million and $157.9 million, respectively, which have useful lives between three and thirty years.

Our estimates of fair value of goodwill and other intangible assets depend on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, expected useful lives of the assets, appropriate discount rates and other variables.

RESULTS OF OPERATIONS

Consolidated E*TRADE Financial Results

During 2003, our net income was $203.0 million compared to 2002 when we incurred a net loss of $186.4 million and a net loss of $241.5 million in 2001. The following sections describe the changes in key operating factors, and other changes and events that have affected the Company’s consolidated revenues, cost of services, operating expenses and non-operating income from 2001 to 2003.

Net Revenues

Net revenues increased in 2003 to $1.5 billion compared to $1.3 billion in 2002. Of our two segments, the Bank generated greater operating income in the first three quarters of 2003, as a result of high volumes of new mortgage origination spurred by low interest rates. However, by the end of 2003, the Brokerage Segment was generating more operating income due to increased activity in the equity markets and strong retail investor activity levels; the contributions of our mortgage operations during that period declined dramatically as refinancing activity declined. Trading volumes increased in each of the last three quarters of 2003, with the strongest growth in our U.S. retail market. If market activity continues at strong levels, we expect the Brokerage Segment to continue to generate more operating income than the Banking Segment in 2004. Increased market activity leads to expected higher trading volumes at the Brokerage Segment, while fewer pre-payments, and a lower cost of funds contribute to a continuing increase in our net interest spread in the Banking Segment. In total, the Brokerage Segment reported $879.1 million of net revenues in 2003, compared to $862.2 million in 2002 and

$911.4 million in 2001. The Banking Segment reported $604.6 million of net revenues in 2003, compared to $463.7 million in 2002 and $363.9 million in 2001. See the section titled “Analysis of Segment Revenues” for a detailed discussion about the changes in revenue for each segment.

Cost of Services and Operating Expenses

In each of 2003 and 2002, the Company implemented a number of initiatives to restructure and streamline our operations to improve the overall efficiency of the Company. Cost of services, which represents the compensation, transaction, infrastructure and overhead costs that we incur to provide service to our customers, increased to $618.4 million in 2003 from $567.2 million in 2002 and $595.6 million in 2001. The increase in 2003 is largely attributable to the cost associated with offering new products and services, including the cost of service associated with the operations of E*TRADE Consumer Finances of $19.8 million, which we purchased in December 2002. However, cost of services, as a percentage of net revenues, decreased to 42% in 2003 from 43% in 2002 and 47% in 2001. The decrease in cost of services as a percentage of net revenue was caused primarily by scale efficiencies in the brokerage business. E*TRADE Professional was acquired in June 2002 and the operations added $26.2 million in cost of services in 2003, over the amount in 2002. Other brokerage businesses experienced a reduction in cost of services despite a significant increase in customer trading activity.

General and administrative expense, which consists principally of compensation and overhead for executive and administrative personnel and other corporate costs, increased 21% from $210.6 million in 2002 to $255.7 million in 2003 and decreased 11% from $236.4 million in 2001 to 2002. The increase in 2003 was caused primarily by an increase in employee bonus of $28.5 million and litigation settlement accruals of $14.3 million. In addition, the increase in general and administrative expenses reflects the operations of E*TRADE Consumer Finance of $11.5 million, which we acquired in December 2002 and the operations of E*TRADE Professional which we acquired in June 2002 of $5.0 million. The decrease from 2001 to 2002 related to our 2001 restructuring plan and savings from execution of a new employment agreement with our former CEO.

Selling and marketing reflects expenditures for advertising campaigns, independent research provided to our institutional customers and fees paid by our market makers to outside broker-dealers for orders received for execution. Selling and marketing expenses decreased 15% from $203.6 million in 2002 to $173.1 million in 2003 primarily due to the end of a significant rebranding campaign, which included sponsorship of the 2002 Superbowl. In addition, we realized savings from the recent closure of E*TRADE FINANCIAL Centers and Zones, which were part of our 2003 restructuring plan. Selling and marketing expenses decreased 20% from $253.4 million in 2001 to 2002, primarily due to the implementation of a strategy that focuses on higher-value customers, which allowed a reduction in advertising, online, direct mailing and other promotion activities. We expect to increase brokerage-related advertising spending in 2004 in an effort to acquire additional customers and increase volume in a rising equity market environment.

Facility restructuring and other exit charges were $134.6 million in 2003, $16.5 million in 2002 and $202.8 million in 2001. The charges for 2003 resulted from the 2003 restructuring plan of $113.0 million, recognition of additional facility restructuring expense of $16.4 million, resulting from updated estimates of sublease income and a delay in sublease start dates anticipated in our 2001 restructuring plan and $5.2 million related to other exit activity. In 2001, we announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a charge of $202.8 million in 2001. The charge also included a write-off of leasehold improvements and furniture and fixtures totaling $38.6 million for 2001. In 2001, we also recorded a non-cash charge of $52.5 million related to the write-off of capitalized software and hardware, related to certain technology projects and other fixed assets, which are longer used.

Non-Operating Income (Expense)

Corporate interest expense primarily reflects the interest expense resulting from the issuance of $325 million of 6.75% convertible subordinated notes in 2001 and $650 million of 6% convertible subordinated notes in 2000.

Corporate interest expense was $45.6 million in 2003, $47.7 million in 2002 and $52.9 million in 2001. On December 31, 2003, we had $695 million outstanding of convertible subordinated notes. We have retired $280 million of our convertible subordinated notes through share and cash exchanges since 2001.

Gain (loss) on investments was a gain of $147.5 million for 2003, a loss of $18.5 million for 2002 and $49.8 million for 2001. The gain in 2003 was primarily due to a change in accounting treatment for our holding in E*TRADE Japan K.K., as well as subsequent sales of these holdings. On June 2, 2003, E*TRADE Japan K.K. merged with SBI. Upon closing of the merger, we owned 19.8% of SBI and determined that we no longer exercised significant influence or control over SBI to account for our ownership under the equity method and, therefore, began to account for our investment in SBI at fair value as an available-for-sale investment security. We recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of our book value on the June 2, 2003 exchange date. During 2003, we sold shares of SBI resulting in a gain of $122.2 million. At December 31, 2003, we owned 9.07% of SBI and the fair value of our investment in SBI was $216.8 million, with a gross unrealized gain of $178.4 million. We also recorded other-than-temporary impairment charges related to investments in privately held companies accounted for under the cost method of $8.0 million for 2003, $12.5 million for 2002 and $30.0 million for 2001.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the expense for worldwide income taxes at an effective tax rate of 36.2% for 2003, 43.9% for 2002 and a benefit of 7.6% for 2001. The rate for 2003 reflects a decrease in tax expense due to the reversal of valuation allowance resulting from the realization of capital gains on our shares of SBI; offset by a tax expense increase due to valuation allowances for operating losses in foreign jurisdictions, and valuation allowances on deferred tax assets related to investments and joint ventures. The rate for 2002 reflects a decrease in taxes due to reversal of foreign loss valuation allowances as operations in certain jurisdictions became profitable, an increase in taxes due to valuation allowance for losses in certain foreign jurisdictions and capital losses for which no benefit was recognized. The rate for 2001 reflects a decrease in the tax benefit for non-deductible expenses, such as certain compensation and the amortization of goodwill, differences between our statutory and foreign effective tax rates and losses in certain foreign jurisdictions for which no benefit was recognized.

Cumulative Effect of Accounting Change

Cumulative effect of accounting change was $293.7 million in 2002, which was due to our adoption of SFAS No. 142, effective January 1, 2002. Goodwill was tested for impairment using fair value tests and, as a result, we wrote-down goodwill associated with certain of our international subsidiaries acquired in previous years.

Analysis of Segment Revenues

Brokerage Segment Revenues

During 2003, our Brokerage Segment generated nearly 60% of the Company’s net revenues. Our net brokerage revenues increased 2% to $879.1 million in 2003 from $862.2 million in 2002 mainly due to an increase in commissions as a result of a resurgence in market activity offset by a decrease in net brokerage interest income attributable to lower interest rates and tightening of the spread between free credit balances and margin lending. Net brokerage revenues decreased 5% in 2002 from $911.4 million in 2001 because of lower average commission per brokerage revenue trade reflecting the implementation of a simplified $9.99 flat commission rate program for the most active trader segment in June 2002 and lower customer margin balances.

The following table sets forth the components of both gross and net revenues for our Brokerage Segment and percentage change information for the periods indicated (dollars in thousands):

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003 Versus 2002	2002 Versus 2001
Brokerage revenues:
Commissions	$337,468	$294,791	$377,704	14%	(22)%
Principal transactions	229,846	223,531	157,949	3%	42%
Other brokerage-related	177,682	174,263	156,690	2%	11%
Brokerage interest income	144,379	182,103	305,581	(21)%	(40)%
Brokerage interest expense	(10,305)	(12,515)	(86,489)	(18)%	(86)%

Net brokerage revenues	$879,070	$862,173	$911,435	2%	(5)%

Other key criteria that we use to measure the performance of our Brokerage Segment and explain the results of our Brokerage operations are presented in the following table:

	December 31,			Percentage Change
	2003	2002	2001	2003 versus 2002	2002 versus 2001
Total brokerage revenue trades(1)	29,814,930	21,866,047	21,942,944	36%	—%
Brokerage daily average revenue trades (“DARTs”)(1)	119,260	87,464	89,018	36%	(2)%
Average commission per revenue trade	$11.32	$13.48	$17.21	(16)%	(22)%
Average (dollars in millions):
Customer margin balances	$1,225	$1,250	$2,092	(2)%	(40)%
Customer money market fund balances	$7,536	$7,743	$8,525	(3)%	(9)%
Stock borrow balances	$366	$317	$1,270	15%	(75)%
Stock loan balances	$675	$441	$1,761	53%	(75)%
Customer credit balances	$2,134	$1,471	$1,568	45%	(6)%

(1)	Total brokerage revenue trades and daily average revenue trades (“DARTs”) include domestic, international and professional revenue trades. DARTs differ from daily average transactions, which we reported in the past, in that transactions include both revenue and non-revenue executions, while excluding professional and other commission-based revenue trades. We believe DARTs offer a more comparable commission per trade measure.

We earn Brokerage commissions when customers execute trades. These commissions are primarily affected by brokerage revenue trade volume, average commission per brokerage revenue trade and trade mix. Total brokerage revenue trades increased from 2002 to 2003 and remained relatively flat from 2001 to 2002, because of general economic conditions and a resurgence in market activity during 2003. The decreases in average commission per revenue trade were due primarily to the implementation of a simplified $9.99 flat commission rate program in June 2002 for the active trader market, but were also due in part to changes in trade mix.

Principal transactions include institutional revenues, market-making revenues and certain net proprietary trading gains. The 2003 increase is due to resurgence in institutional and market-making activity. The increase in 2002 was due to the impact of a full year in 2002 of market-making revenue from Dempsey.

Other brokerage-related revenues include account maintenance fees, payments for order flow from outside market makers, stock plan administration products and services revenue, professional trading rebate revenues, proprietary fund revenues and fees for brokerage-related services. The increases from 2001 to 2003 are primarily due to an increase in professional trading rebate revenues, following the acquisition of E*TRADE Professional in June 2002, proprietary fund revenues and fees (in lieu of interest, which was previously recorded in brokerage interest income) received from the Bank as the Company began managing customer assets that had previously been managed by a third party, offset by decreases in payment for order flow revenue and account maintenance fee revenue. The 2002 increase also includes a $6.0 million gain on the sale of the Company’s shares in the Toronto Stock Exchange.

Brokerage interest income includes interest earned on margin loans and regulatory cash and investments and fees on customer assets invested in money market accounts. The decrease in 2003 was due to a reduction in average margin interest rates and a reduction in interest income associated with the internalization of the money market funds offered to our customers beginning in October 2002. The decrease in 2002 was due to the general market decline, and the resulting decline in the value of net assets held by investors and reduced borrowings on margin by customers.

Brokerage interest expense includes interest paid to customers on certain credit balances and interest paid to banks and interest paid to other broker-dealers through a brokerage subsidiary’s stock loan program. The decrease from 2002 to 2003 was due to an overall decrease in interest rates, offset by an increase in average stock loan balances. The decrease from 2001 to 2002 was also due to an overall decrease in interest rates and reduced margin borrowings.

Banking Segment Revenues

Net banking revenues increased 30% to $604.6 million in 2003 from $463.7 million in 2002 and 27% in 2002 from $363.9 million in 2001. These increases are primarily attributable to low interest rates in 2002 and 2003 that spurred mortgage originations and the associated gain on sales of originated loans. Banking revenues also benefited from an increase in other banking-related revenues, including management fees earned from proprietary mutual funds reflected in other banking-related revenues and from the acquisition of E*TRADE Consumer Finance in December 2002. The increase in net banking revenues from 2001 to 2003 was partially offset by increases in the provision for loan losses which were made to reflect changes in the size, composition and seasoning of the Bank’s loan portfolio. The components of our Banking segment’s net revenues and percentage change information were as follows (dollars in thousands):

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003 Versus 2002	2002 Versus 2001
Banking revenues:
Gain on sales of originated loans	$192,467	$128,506	$95,478	50%	35%
Gain on sales of loans held-for-sale and securities, net	97,261	80,256	70,104	21%	14%
Other banking-related	80,730	50,665	38,587	59%	31%
Banking interest income	748,527	767,587	859,042	(2)%	(11)%
Banking interest expense	(475,824)	(548,659)	(691,806)	(13)%	(21)%
Provision for loan losses	(38,523)	(14,664)	(7,476)	*	*

Net banking revenues	$604,638	$463,691	$363,929	30%	27%

*	Percentage change not meaningful

Gain on sales of originated loans includes gains on loans made by E*TRADE Mortgage and E*TRADE Consumer Finance. The increase from 2001 to 2003 was due to an increased level of direct-to-customer mortgage loan originations, which reflects higher refinance and home purchase volumes spurred by continuing low mortgage interest rates. In addition, 2003 results reflect $4.8 million of gains from the sales of RV and marine loans, following the acquisition of E*TRADE Consumer Finance.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities for the periods indicated (dollars in thousands):

	Year Ended December 31,			Percentage Change
	2003	2002	2001	2003 Versus 2002	2002 Versus 2001
Gain on sales of loans held-for-sale, net	$186	$26,104	$24,306	(99)%	7%
Gain on sales of securities, net	97,075	54,152	45,798	79%	18%

Total	$97,261	$80,256	$70,104	21%	14%

Gain on sales of loans held-for-sale, net decreased in 2003 primarily because of a decline in the volume of correspondent loan sales and securitizations. The increase in gain on sales of securities, net in 2003 was due to the realization of a $34.6 million gain on sales of interest-only securities, net of associated impairment in 2003, contrasted with a $32.9 million loss in 2002. The increase in 2003 was partially offset by a $31.4 million decline in the gain from the sales of mortgage-backed securities and trading accounts from 2002 levels. The increase in the gain on sales of securities in 2002 compared to 2001 was primarily attributable to increased gains from the sales of mortgage-backed securities, partially offset by losses recognized on interest-only securities net of related impairment, derivative instruments and an investment security.

Other banking-related revenues include ATM transaction fees, credit card fees, servicing fees and other banking fees imposed on deposit and transactional accounts and management fees. Approximately 60%, or $17.8 million of the 2003 increase, was attributable to management fees resulting from the internalization of certain money market fund management fees to our customers. ATM and credit card fees also increased $6.1 million and $3.1 million, respectively, reflecting the purchases of XtraCash ATMs and a credit card portfolio in 2003. Finally, 2003 results include $4.5 million of fees that E*TRADE Consumer Finance receives for providing management services to Thor Credit Corporation, a joint-venture of which 50% was acquired in December 2002 as part of the E*TRADE Consumer Finance acquisition. In 2002, other banking-related revenues increased from 2001 primarily because of higher bank fees and higher ATM transaction surcharge volume resulting from the May 2000 acquisition of E*TRADE Access.

Banking interest income is received by the Bank from interest-earning assets (primarily loans receivable and mortgage-backed securities). Several factors affect interest income, including: the volume, pricing, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations and asset quality. The 2003 decrease reflects a lower average yield due to the decline in market interest rates, partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets, such as consumer loans. Average interest-earning banking assets increased 25% from 2002 to 2003 and 11% from 2001 to 2002, offsetting the decrease from the average yield on interest-earning banking assets which were 4.37% for 2003, 5.60% for 2002 and 6.96% for 2001. Banking interest expense is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. The decrease in banking interest expense reflects a lower average cost of borrowings, partially offset by an increase in average interest-bearing banking liability balances, which increased 25% from 2002 to 2003 and 14% from 2001 to 2002. The average cost of borrowings decreased to 2.87% in 2003 from 4.14% in 2002, which decreased from 5.96% in 2001.

Net interest spread is the difference between the weighted-average yield earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities. Net interest spread increased to 1.50% in 2003 from 1.46% in 2002 and 1.00% in 2001. The increases in 2003 and 2002 reflect several initiatives put in place to lower our cost of funding by shifting the structure of our deposits from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposit and improving overall spreads, including the Bank’s asset diversification strategy. The effect of these spread-widening initiatives was partially offset by continued downward pressure from increased prepayment and sale activity with respect to our mortgage products.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio. Consistent with our existing policy, management believes the allowance for loan losses balance at December 31, 2003 is at least equal to the probable losses inherent in the loan portfolio for the next twelve months. The allowance for loan losses allocated to consumer loans rose from $23.5 million at December 31, 2002 to $32.2 million at December 31, 2003 primarily due to growth in the Company’s consumer loan portfolio. During 2003, the Bank purchased and originated $4.5 billion of consumer loans, including the acquisition of $1.2 billion of existing portfolios of automobile, credit card and home equity loans through the secondary market. Credit card loans typically have higher charge-off rates and loss severities than other types of consumer loans. As a result, the ratio of the allowance for consumer loan losses to consumer loans held-for-investment increased from 0.68% at December 31, 2002 to 0.75% at December 31, 2003.

The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer(1)		Real Estate and Home Equity(2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held- for-investment
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%

(1)	Primarily RV, automobile, marine and credit card loans.
(2)	Primarily one-to-four family mortgage loans and home equity lines of credit.

The increase in the allowance for loan losses allocated to real estate loans at December 31, 2003 was due, in part to the increase in the balance of real estate loans held-for-investment during 2003. The allowance allocated to real estate loans at December 31, 2002, reflects management’s assumption that losses within that portfolio would increase as the portfolio aged, as well as management’s expectation of higher losses based on an overall weaker economic outlook and indications of potential weakness in real estate values. During 2003, indications of economic improvement and stability in the real estate market contributed to adjustments in management’s estimates regarding probable losses inherent in the Bank’s real estate loan portfolio.

Provision for loan losses was $38.5 million for 2003, $14.7 million for 2002 and $7.5 million for 2001. As part of the previously described asset diversification strategy, which included the acquisition of E*TRADE Consumer Finance and the acquisition of credit card receivables during the second and third quarters of 2003, provision for loan losses for consumer loans at December 31, 2003 was 189% higher than the prior year. The Company’s provision for consumer loans consist primarily of loans secured by automobiles, recreational vehicles and marine assets which generally have higher delinquencies and charge-offs than mortgages. The increase in the level of consumer loans drove a corresponding net increase in provision for loan losses during the year ended December 31, 2003. These increases were partially offset by a $2.0 million reduction in the provision for loan losses related to our sale of substantially all of our keyboard loans during the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

In addition to our cash flows from operations, we have historically met our liquidity needs primarily through investing and financing activities, consisting principally of equity and debt offerings, increases in core deposit accounts, other borrowings and sales of loans or securities. We believe that we will be able to renew or replace our funding sources at prevailing market rates, which may be higher or lower than current rates, as well as to supplement these funding sources with cash flow from operations.

We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. We may need to raise additional funds in order to support expansion, fund regulatory capital requirements, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

Cash Provided by Operating Activities

The following table presents those significant items affecting our operating cash position for the periods indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$203,027	$(186,405)	$(241,532)
Selected non-cash charges:
Depreciation, amortization and discount accretion	443,746	325,980	179,126
Non-cash restructuring costs and other exit charges	70,811	11,880	96,793
Cumulative effect of accounting change	—	293,669	—
Net effect of changes in brokerage-related assets and liabilities	(103,595)	102,996	325,369
Net loans held-for-sale activity	710,378	2,533,052	(604,899)
Net trading securities activity	(454,905)	(354,565)	128,705
Other assets	75,329	(325,223)	48,503
Total other net activity*	(257,442)	(175,183)	(157,583)

Net cash provided by (used in) operating activities	$687,349	$2,226,201	$(225,518)

*	Refer to the Consolidated Statements of Cash Flows for further detail included in Item 8. Consolidated Financial Statements and Supplementary Data.

During 2003, cash provided from operating activities decreased primarily due to decreased cash flow in loans held-for-sale and trading activities. Offsetting these decreases were sales of our shares in SBI, generating approximately $122.2 million in gains.

During 2002, cash provided from operating activities increased from 2001 primarily due to an increase in loans held-for-sale activity. This increase reflects the decision to reclassify $2.7 billion in loans held-for-investment to loans held-for-sale and the subsequent sale of these loans to fund the purchase of a more diverse portfolio of loans, including consumer loans, and the acquisition of E*TRADE Consumer Finance. When considered in conjunction with additional cash provided through financing activities of $3.3 billion, available cash resources in 2002 related to our bank activities were used to finance investing activities, which included net purchases of mortgage-backed and investment securities totaling $3.5 billion and the purchase of E*TRADE Consumer Finance for $1.9 billion.

Equity and Debt Offerings and Retirements

In 2003, our Board of Directors approved a $100.0 million repurchase program. The open-ended plan provides the flexibility to buy back common stock and retire debt or a combination of both. At December 31,

2003, no common stock had been repurchased, and no debt had been retired under the plan. As of February 27, 2004, the Company had not retired any debt, but had repurchased 1.8 million shares for an aggregate amount of $25.1 million under this plan.

In 2001 and 2002, we repurchased and retired 47.7 million shares of common stock for an aggregate purchase price of $282.6 million. In addition, we retired an additional 5.0 million shares of common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable. Except for 7.0 million shares repurchased in 2001, these shares were repurchased under a multi-year stock buyback program approved by our Board of Directors in September 2001.

In 2000 and 2001, we completed private offerings of $975.0 million aggregate principal amount of convertible subordinated notes due in February 2007 and May 2008. The notes are convertible, at the option of the holder, into approximately 45.4 million shares of our common stock at conversion prices ranging from $10.925 to $23.60 per share. The notes bear interest at 6.00% and 6.75%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The net proceeds from these debt offerings were used to repurchase common shares, to pay the outstanding balance on a $150.0 million line of credit and to fund merger and acquisition activity during 2001, and for general corporate purposes, including capital expenditures and to meet working capital needs.

In 2002, we retired $64.9 million of the 6.00% notes in exchange for 6.5 million shares of our common stock. In 2001, we retired $214.8 million of these notes in exchange for 19.2 million shares of our common stock and $15.3 million in cash. See Note 15 to Consolidated Financial Statements.

Other Sources of Liquidity

At December 31, 2003, we had financing facilities totaling $325.0 million to meet the needs of E*TRADE Clearing. These facilities, if used, would be collateralized by customer securities. There were no amounts outstanding at December 31, 2003 and $5.5 million was outstanding at December 31, 2002, under these lines. At December 31, 2003, we also had a total of $17.2 million of loans outstanding, collateralized by equipment owned by us, as well as $0.9 million of capital leases outstanding, which we used to finance fixed-assets purchases. In addition, we have numerous agreements with other broker-dealers to provide financing under our stock loan program.

In our banking operations, we seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts, transactional accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. In 2003, we began sweeping Brokerage customer money market fund balances to the Bank, which were previously held in money market funds not on our balance sheets. At December 31, 2003, our average retail banking deposit account balance was approximately $21,877 and our banking customers maintained an average of 1.56 accounts. Savings and transactional deposits increased from $4.3 billion at December 31, 2002 to $9.0 billion at December 31, 2003, an increase of 110%. Retail certificates of deposit decreased from $3.7 billion at December 31, 2002 to $3.2 billion at December 31, 2003, or 13%. Brokered certificates of deposit decreased from $0.4 billion at December 31, 2002 to $0.3 billion at December 31, 2003, or 27%.

We also rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. Total banking-related borrowings decreased 10% from $7.2 billion at December 31, 2002 to $6.5 billion at December 31, 2003. At December 31, 2003, the Bank had approximately $5.2 billion in additional borrowing capacity.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Due in					Thereafter	Total
	2004	2005	2006	2007	2008
General obligations:
Convertible subordinated notes(1)	$44,157	$44,157	$44,157	$403,377	$335,969	$—	$871,817
Operating lease payments	26,823	22,446	21,802	20,581	19,951	46,929	158,532
Purchase commitments(2)	25,500	—	—	—	—	—	25,500
Venture capital funding commitments(3)	11,970	10,000	10,000	6,755	—	—	38,725
Facilities offered for sublease, less estimated future sublease income(4)	11,999	8,390	5,033	4,945	4,444	6,467	41,278
Capital lease payments	774	163	—	—	—	—	937
Other commitments(5)	1,500	680	—	—	—	—	2,180

Total general obligations	122,723	85,836	80,992	435,658	360,364	53,396	1,138,969

Banking obligations:
Mandatorily redeemable preferred securities(1)	11,757	11,891	11,891	11,891	11,891	266,539	325,860
Certificates of deposit(6)(7)	2,501,404	825,041	269,042	193,793	99,029	14,631	3,902,940
Other borrowings by bank subsidiary(7)	5,855,939	321,588	107,423	52,612	—	201,665	6,539,227
Loan commitments:
Originate loans(8)	767,962	—	—	—	—	—	767,962
Purchase loans	236,656	—	—	—	—	—	236,656
Sell mortgages	(303,711)	—	—	—	—	—	(303,711)
Security commitments:
Purchase securities	2,054,016	—	—	—	—	—	2,054,016
Sell securities	(3,013,853)	—	—	—	—	—	(3,013,853)

Total banking obligations	8,110,170	1,158,520	388,356	258,296	110,920	482,835	10,509,097

Total contractual obligations	$8,232,893	$1,244,356	$469,348	$693,954	$471,284	$536,231	$11,648,066

(1)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(2)	Commitments to purchase property and equipment.
(3)	Estimated based on investment plans of the venture capital funds.
(4)	Included in the facilities restructuring accrual.
(5)	Remaining payments for our acquisition of Trading Relationships.
(6)	Does not include demand deposit, money market or passbook savings accounts, as there are no maturities and/or scheduled contractual payments.
(7)	Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2003. Interest rates were assumed to remain flat over the life of all adjustable rate instruments.
(8)	Contains optional commitment to originate.

At December 31, 2003, the Bank also had commitments of $1.0 billion of unused lines of credit available to customers under HELOCs and $1.3 billion of unused credit card lines. Since these lines may be used at the customers’ discretion, there are no scheduled maturities or payments.

RISK FACTORS

Risks Relating to the Nature of the Financial Services Business

Many of our competitors have greater financial, technical, marketing and other resources

We face direct competition from retail and institutional financial service companies in each of our lines of business. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services to customers than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

Downturns or disruptions in the securities markets could reduce transaction volumes and margin borrowing and increase our dependence on our more active customers who receive lower prices

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. Like other financial services firms, we are affected directly by national and global economic and political conditions, broad trends in business and finance, disruptions to the securities markets and changes in volume and price levels of securities and futures transactions.

A significant downturn in the U.S. securities markets commenced in March of 2000, resulting in industry-wide declines in transaction volume. While volumes recently have begun to increase, any decrease in transaction volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active and professional trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Clearing. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

Downturns in the securities markets increase the credit risk associated with margin lending or stock loan transactions

We permit customers to purchase securities on margin. When the market declines rapidly, there is an increased risk that the value of the collateral we hold in connection with these transactions could fall below the amount of a customer’s indebtedness. Similarly, as part of our broker-dealer operations, we frequently enter into arrangements with other broker-dealers for the lending of various securities. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. We may risk losses if there are sharp changes in market values of many securities and the counterparties to the borrowing and lending transactions fail to honor their commitments. Any downturn in public equity markets may lead to a greater risk that parties to stock lending transactions may fail to meet their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing assets in our portfolio

The results of operations for the Bank depend in large part upon its level of net interest income, that is, the difference between interest income from interest-earning assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing liabilities (such as deposits and borrowings). The Bank has derivatives to help manage its interest rate risk. However, derivatives utilized may not be entirely effective and changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine and recreational vehicle loans and credit card portfolios, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge- offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our loan loss allowance would be required. The increased level of provision for loan losses recorded to meet additional loan loss allowance requirements could adversely affect our financial results if those higher yields do not cover the provision for loan losses.

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

We are exposed to risk in our credit card portfolio

In 2003, the Bank acquired credit card loans to further diversify its loan portfolio. Like other credit card lenders, we face the risk that we will not be able to collect on credit card accounts because accountholders may not repay their unsecured credit card loans. Consumers who miss payments on their credit cards often fail to repay them, and consumers who file for protection under the bankruptcy laws generally do not repay their credit card obligations. Therefore, the rate of missed payments, or “delinquencies” on our credit card portfolio and the rate at which consumers may be expected to file for bankruptcy can be used to predict the future rate at which we will charge-off our credit card loans.

Risks associated with principal trading transactions could result in trading losses

A majority of our specialist and market-making revenues at Dempsey are derived from trading by Dempsey as a principal. Dempsey may incur trading losses relating to the purchase, sale or short sale of securities for its own account, as well as trading losses in its specialist stocks and market maker stocks. From time to time, Dempsey may have large positions in securities of a single issuer or issuers engaged in a specific industry. Dempsey also operates a proprietary trading desk separately from its specialist and market maker operations, which may also incur trading losses.

Certain portions of our E*TRADE Professional business are also involved in proprietary trading, in which the firm provides capital that becomes traded by employees and others. Similar to Dempsey’s business, the proprietary trading positions of E*TRADE Professional may also incur trading losses.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist market making community and reduced payment for order flow revenues for us. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by Dempsey.

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, electronic communication networks have emerged as an alternative forum to which broker-

dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, Dempsey may experience a reduction in its flow of limit orders.

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

If we fail to comply with applicable securities, banking and insurance laws, rules and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE, NASD, Commodity Futures Trading Commission or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. The ability to comply with applicable laws and rules is dependent in part on the establishment, maintenance and enforcement of an effective compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. See Note 23 of Item 8 Consolidated Financial Statements and Supplemental Data for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

Similarly, the Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm a bank’s operations and financial statements. A bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors.

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 23 of Item 8 Consolidated Financial Statements and Supplemental Data for the Bank for the current reporting period.

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over the Company, ETBH and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

We believe all of our existing activities and investments are permissible under the Gramm-Leach-Bliley Act, but the OTS has not yet fully interpreted these provisions. Even if our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature. We are also limited in our ability to invest in other savings and loan holding companies.

In addition, the Bank is subject to extensive regulation of its activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationship with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS, and in some cases the FDIC, which may deny approval or limit the scope of our planned activity. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect us following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

Risks Relating to Owning Our Stock

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred operating losses in prior periods and we may do so in the future. We reported net income of $203.0 million in 2003, which includes $134.6 million of pre-tax restructuring and other exit charges; net losses of $186.4 million in 2002, which includes a cumulative effect of accounting change of $293.7 million; and net losses of $241.5 million in 2001, which includes pre-tax facility restructuring and other exit charges of $202.8 million.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At December 31, 2003, we had an outstanding balance of $695.3 million in convertible subordinated notes. Our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 47.7% at December 31, 2003. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2002 through December 31, 2003, the price per share of our common stock has ranged from a high of $12.91 to a low of $2.81. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

We may need additional funds in the future, which may not be available and which may result in dilution of the value of our common stock

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

Interest Rate Sensitivity

At December 31, 2003, we had variable-rate brokerage and corporate term loans outstanding of approximately $17.2 million and $23.7 million at December 31, 2002. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to increase immediately and uniformly by 1% at December 31, 2003 and 2002, the interest payments would increase by an immaterial amount.

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

Equity Security Price Risk

We currently hold an investment in SBI which is a Japanese yen denominated publicly traded equity security with unrealized gains of $178.4 million as of December 31, 2003. As the security’s market price and yen fluctuates, we are exposed to a loss of some of the unrealized gains. We also held security positions related to our market-making business of $11.4 million and $4.8 million as of December 31, 2003 and 2002, respectively. If market prices fluctuate, we are exposed to a loss on some of these balances.

BANKING OPERATIONS

Our banking operations acquire and manage interest-bearing assets and liabilities in the normal course of business. Interest-bearing instruments include investment securities, loans, deposits, borrowings and derivative financial instruments. These instruments are subject to changes in market value as interest rates change.

Interest Rate Risk

The acquisition, maintenance and disposition of assets and liabilities are critical elements of the Bank’s operations. Throughout the process, these instruments are subject to interest rate risk, which is the potential for adverse declines in market values. Numerous factors may influence the speed and direction of market value changes including, but not limited to, liquidity, absolute interest rate levels, shape of the yield curve and implied volatility of future interest rate movements. The net market values of bank instruments may directly or indirectly impact the Bank’s current or future earnings and are subject to certain regulatory constraints.

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

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to fluctuations in interest rates. At December 31, 2003, approximately 52.3% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities throughout 2002 and 2003. The fair value of the trading portfolio was $821 million and $392 million at December 31, 2003 and 2002, respectively.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at December 31, 2003 and 2002, because they result in negative interest rates. The sensitivity of NPVE at December 31, 2003 and 2002 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

	Change in Net Present Value of Equity
	At December 31,				Board Limit
Parallel Change in Interest Rates (bps)	2003		2002
+300	$(278,901)	(26)%	$(240,693)	(29)%	(55)%
+200	$(175,696)	(16)%	$(149,554)	(18)%	(30)%
+100	$(76,145)	(7)%	$(57,255)	(7)%	(15)%
-100	$18,418	2%	$(19,354)	(2)%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at December 31, 2003 is characterized as “minimal.”

Derivative Financial Instruments

The Bank uses derivative financial instruments to help manage its interest rate risk. Interest rate swaps are used to lower the duration of specific fixed-rate assets or increase the duration of specific adjustable-rate liabilities. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the Bank’s mortgage portfolios, as well as to protect against increases in funding costs. The types of options the Bank employs are primarily Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates, while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates.

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.3 billion at December 31, 2003 and $1.1 billion at December 31, 2002, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/S/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 9, 2004

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Cash and equivalents	$921,439	$773,605
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $875,800 at December 31, 2003 and $1,273,000 at December 31, 2002)	1,644,605	1,449,062
Brokerage receivables, net	2,297,778	1,421,766
Trading securities	832,889	396,579
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $5,706,325 at December 31, 2003 and $6,490,334 at December 31, 2002)	9,826,940	8,193,066
Other investments	49,306	113,196
Loans receivable (net of allowance for loan losses of $37,847 at December 31, 2003 and $27,666 at December 31, 2002)	8,130,906	5,552,981
Loans held-for-sale, net	1,000,487	1,812,739
Property and equipment, net	301,258	370,944
Derivative assets	59,990	103,622
Accrued interest receivable	92,565	97,516
Investment in Federal Home Loan Bank Stock	79,236	80,732
Goodwill	402,496	385,144
Other intangibles, net	143,990	157,892
Other assets	265,331	547,081

Total assets	$26,049,216	$21,455,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$3,691,176	$2,713,687
Deposits	12,514,486	8,400,333
Securities sold under agreements to repurchase	5,283,609	5,628,338
Other borrowings by Bank subsidiary	1,203,554	1,600,584
Derivative liabilities	79,303	150,245
Convertible subordinated notes	695,330	695,330
Accounts payable, accrued and other liabilities	663,464	618,254

Total liabilities	24,130,922	19,806,771

Company-obligated mandatorily redeemable preferred capital securities of subsidiary trusts holding solely junior subordinated debentures of ETBH	—	143,365
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2003 and 2002	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,386,125 at December 31, 2003 and 1,627,265 at December 31 2002	14	16
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 366,636,406 at December 31, 2003 and 358,044,317 at December 31, 2002	3,666	3,580
Additional paid-in capital	2,247,930	2,190,200
Deferred stock compensation	(12,874)	(23,058)
Accumulated deficit	(230,465)	(433,492)
Accumulated other comprehensive loss	(89,977)	(231,457)

Total shareholders’ equity	1,918,294	1,505,789

Total liabilities and shareholders’ equity	$26,049,216	$21,455,925

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Brokerage revenues:
Commissions	$337,468	$294,791	$377,704
Principal transactions	229,846	223,531	157,949
Other brokerage-related revenues	177,682	174,263	156,690
Brokerage interest income	144,379	182,103	305,581
Brokerage interest expense	(10,305)	(12,515)	(86,489)

Net brokerage revenues	879,070	862,173	911,435

Banking revenues:
Gain on sales of originated loans	192,467	128,506	95,478
Gain on sales of loans held-for-sale and securities, net	97,261	80,256	70,104
Other banking-related revenues	80,730	50,665	38,587
Banking interest income	748,527	767,587	859,042
Banking interest expense	(475,824)	(548,659)	(691,806)
Provision for loan losses	(38,523)	(14,664)	(7,476)

Net banking revenues	604,638	463,691	363,929

Total net revenues	1,483,708	1,325,864	1,275,364

Cost of services	618,385	567,224	595,590

Operating expenses:
Selling and marketing	173,066	203,613	253,422
Technology development	60,741	55,712	88,717
General and administrative	255,709	210,645	236,353
Amortization of goodwill and other intangibles	33,023	28,258	43,091
Acquisition-related expenses	1,859	11,473	11,174
Facility restructuring and other exit charges	134,561	16,519	202,765
Executive agreement and loan settlement	—	(23,485)	30,210

Total operating expenses	658,959	502,735	865,732

Total cost of services and operating expenses	1,277,344	1,069,959	1,461,322

Operating income (loss)	206,364	255,905	(185,958)

Non-operating income (expense):
Corporate interest income	6,538	12,655	22,179
Corporate interest expense	(45,569)	(47,740)	(52,862)
Gain (loss) on investments	147,471	(18,507)	(49,812)
Equity in income (loss) of investments	14,834	9,071	(6,174)
Unrealized losses on venture funds	(5,640)	(9,683)	(34,716)
Fair value adjustments of financial derivatives	(15,338)	(11,662)	(3,112)
Gain on early extinguishment of debt, net	—	5,346	49,318
Other	1,694	(1,444)	200

Total non-operating income (expense)	103,990	(61,964)	(74,979)

Pre-tax income (loss)	310,354	193,941	(260,937)
Income tax expense (benefit)	112,388	85,122	(19,885)
Minority interest in subsidiaries	(5,061)	1,555	480

Income (loss) before cumulative effect of accounting changes	203,027	107,264	(241,532)
Cumulative effect of accounting changes, net of tax	—	(293,669)	—

Net income (loss)	$203,027	$(186,405)	$(241,532)

Income (loss) per share before cumulative effect of accounting changes:
Basic	$0.57	$0.30	$(0.73)

Diluted	$0.55	$0.30	$(0.73)

Income (loss) per share:
Basic	$0.57	$(0.52)	$(0.73)

Diluted	$0.55	$(0.52)	$(0.73)

Shares used in computation of per share data:
Basic	358,320	355,090	332,370
Diluted	367,361	361,051	332,370

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$203,027	$(186,405)	$(241,532)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses)	187,503	48,672	(76,587)
Less impact of realized gains (transferred out of AOCI) and included in net income (loss)	(223,086)	(54,340)	(39,974)
Tax effect	80,579	2,918	47,523

Net change from available-for-sale securities	44,996	(2,750)	(69,038)

Cash flow hedging instruments:
Unrealized losses	(15,375)	(137,143)	(128,313)
Amortization of losses deferred in AOCI into interest expense related to de-designated cash flow hedges	121,414	67,937	11,269
Tax effect	(41,513)	29,266	49,279

Net change from cash flow hedging instruments	64,526	(39,940)	(67,765)

Foreign currency translation gains (losses)	31,958	8,610	(2,672)

Other comprehensive income (loss)	141,480	(34,080)	(139,475)

Comprehensive income (loss)	$344,507	$(220,485)	$(381,007)

See accompanying notes to consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in- Capital	Unearned ESOP Shares	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	4,102	$41	308,220	$3,082	$1,827,444	$(1,422)	$(19,640)	$—	$(5,555)	$(57,902)	$1,746,048
Net loss											(241,532)		(241,532)
Other comprehensive loss												(139,475)	(139,475)
Exercise of stock options, including tax benefit					7,218	72	32,408						32,480
Employee stock purchase plan					793	8	6,177						6,185
Release of unearned ESOP shares							77	1,422					1,499
Repurchases of common stock					(37,509)	(375)	(238,705)						(239,080)
Issuance of common stock in exchange for retirement of convertible subordinated notes					19,178	192	136,903						137,095
Assumption of shareholders’ notes receivable in purchase acquisition									(1,687)				(1,687)
Issuance of shareholders’ notes receivable									(12,500)				(12,500)
Collection of shareholders’ notes receivable									1,120				1,120
Deferred stock compensation					6,055	61	37,191			(37,252)			—
Amortization of deferred stock compensation, net of cancelled stock options										9,142			9,142
Issuance of common stock for purchase acquisitions					41,288	413	272,465						272,878
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(2,276)	(23)	2,276	23							—
Other employee stock transactions					73		(1,259)						(1,259)

Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$—	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in- Capital	Shareholders’ Notes Receivable	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914
Income before cumulative effect of accounting change										107,264		107,264
Cumulative effect of accounting change										(293,669)		(293,669)
Other comprehensive loss											(34,080)	(34,080)
Exercise of stock options and warrants, including tax benefit					2,568	26	14,811					14,837
Employee stock purchase plan					454	4	2,449					2,453
Repurchases of common stock					(10,171)	(102)	(43,379)					(43,481)
Issuance of common stock in exchange for retirements of convertible subordinated notes					6,452	64	55,284					55,348
Collection of shareholders’ notes receivable					(5,021)	(50)	(28,740)	32,707				3,917
Amortization of deferred stock compensation, net of cancellations and retirements					(1,002)	(10)	(6,127)		8,712			2,575
Ascribed value of restricted stock contributed to Rabbi Trust									(3,660)			(3,660)
Issuance of common stock for purchase acquisitions and equity investments					16,973	170	123,201					123,371
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(199)	(2)	199	2						—

Balance, December 31, 2002	—	—	1,627	16	358,044	3,580	2,190,200	—	(23,058)	(433,492)	(231,457)	1,505,789
Net income										203,027		203,027
Other comprehensive income											141,480	141,480
Exercise of stock options and warrants, including tax benefit					8,543	85	58,917					59,002
Employee stock purchase plan					1,572	16	5,908					5,924
Adjustment related to change in original option grants							954					954
Cancellation of unvested restricted stock					(3,447)	(34)	(21,271)		21,305			—
Issuance of restricted stock					1,733	17	13,491		(13,408)			100
Amortization of deferred stock compensation, net of cancellations and retirements					(50)		(269)		2,287			2,018
Conversion of Exchangeable Shares of EGI Canada Corporation to common stock			(241)	(2)	241	2						—

Balance, December 31, 2003	—	$—	1,386	$14	366,636	$3,666	$2,247,930	$—	$(12,874)	$(230,465)	$(89,977)	$1,918,294

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$203,027	$(186,405)	$(241,532)
Non-cash items included in net income (loss):
Cumulative effect of accounting change	—	293,669	—
Provision for loan losses	38,523	14,664	7,476
Depreciation, amortization and discount accretion	443,746	325,980	179,126
Net realized gains on available-for-sale securities, loans held-for-sale and trading securities	(445,552)	(223,159)	(166,806)
Realized loss on impairment of investments	10,406	24,972	43,499
Minority interest and equity in income (loss) of subsidiaries and investments	(14,834)	(9,040)	6,654
Unrealized loss on venture funds	5,640	9,683	34,716
Noncash restructuring costs and other exit charges	70,811	11,880	96,793
Executive agreement and loan settlement	—	(23,485)	15,000
Amortization of deferred stock compensation	2,287	8,712	9,142
Deferred income taxes	5,490	82,569	(19,575)
Gain on early extinguishment of debt	—	(8,669)	(59,921)
Other	16,033	(35,368)	(6,741)
Net effect of changes in brokerage-related assets and liabilities:
Increase in cash and investments required to be segregated under Federal or other regulations	(171,287)	(675,514)	(629,555)
(Increase) decrease in brokerage receivables	(856,359)	646,240	2,540,569
Increase (decrease) in brokerage payables	924,051	132,270	(1,585,645)
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans	13,662,209	12,794,746	5,713,797
Purchases of loans held-for-sale	(12,951,831)	(10,261,694)	(6,318,696)
Proceeds from sales, repayments and maturities of trading securities	14,749,315	12,892,384	4,768,073
Purchases of trading securities	(15,204,220)	(13,246,949)	(4,639,368)
Other changes, net:
(Increase) decrease in other assets	75,329	(325,223)	48,503
Accrued interest receivable and payable, net	12,814	(8,452)	(41,765)
Increase (decrease) in accounts payable, accrued and other liabilities	142,377	11,236	(68,805)
Increase (decrease) in restructuring liabilities	(30,626)	(18,846)	89,543

Net cash provided by (used in) operating activities	687,349	2,226,201	(225,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable, net of loans received in business acquisition	(2,426,789)	165,488	(2,185,732)
Purchase of mortgage-backed and investment securities, available-for-sale	(21,516,669)	(17,151,373)	(11,665,858)
Proceeds from sales, maturities of and principal payments on mortgage-backed and investment securities, available-for-sale	20,271,822	13,646,716	12,849,351
Purchases of property and equipment, net of property and equipment received in business acquisition	(60,121)	(117,601)	(129,692)
Proceeds from sale of property and equipment	3,846	—	—
Restricted deposits	—	71,888	675
Cash used in business acquisitions, net	(3,466)	(1,853,188)	(7,770)
Proceeds from the escrow settlement	—	3,513	—
Net cash flow from derivatives designated in a fair value hedge relationship	(59,607)	(331,321)	(135,564)
Other	(1,833)	11,015	913

Net cash used in investing activities	(3,792,817)	(5,554,863)	(1,273,677)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in banking deposits, net of deposits received in acquisitions	$4,113,280	$317,474	$2,332,650
Advances from the Federal Home Loan Bank	1,634,700	2,068,945	2,296,476
Payments on advances from the Federal Home Loan Bank	(2,025,000)	(1,664,945)	(3,127,176)
Net increase (decrease) in securities sold under agreements to repurchase	(343,324)	2,608,477	368,634
Net decrease in other borrowed funds	(208,479)	—	—
Proceeds from bank loans and lines of credit, net of transaction costs	—	18,500	4,381
Payments on bank loans and lines of credit	(5,090)	(23,283)	(34,813)
Net proceeds from convertible subordinated notes	—	—	315,250
Repurchase of convertible subordinated notes	—	—	(15,283)
Proceeds from issuance of common stock from employee stock transactions	51,740	13,746	29,663
Repayment of capital lease obligations	(6,031)	(14,431)	(14,086)
Issuance of loans to related parties	(1,507)	(11,299)	(7,152)
Proceeds from repayments of principal and prepayments of interest on loans to related parties	15,719	14,013	13,195
Purchases of treasury stock	—	(43,481)	(239,080)
Collection on shareholders’ notes receivable	—	3,073	1,048
Issuance of shareholders’ notes receivable	—	—	(12,500)
Proceeds from issuance of subordinated debentures and trust preferred securities	58,210	73,836	38,856
Net cash flow from derivatives in a cash flow hedge relationship	(30,916)	(89,799)	(76,426)
Other	—	(4,760)	4,881

Net cash provided by financing activities	3,253,302	3,266,066	1,878,518

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	147,834	(62,596)	379,323
CASH AND EQUIVALENTS, Beginning of year	773,605	836,201	456,878

CASH AND EQUIVALENTS, End of year	$921,439	$773,605	$836,201

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$430,855	$621,140	$847,989
Cash paid for income taxes	$42,555	$6,111	$1,457
Non-cash investing and financing activities:
Tax benefit on exercise of stock options and warrants	$13,186	$3,145	$9,002
Transfers from loans to other real estate owned and repossessed assets	$48,947	$38,897	$3,567
Reclassification of loans held-for-sale to loans held-for-investment	$289,592	$104,348	$—
Deconsolidation of trust preferreds to other borrowings	$201,665	$—	$—
Reclassification of loans held-for-investment to loans held-for-sale	$—	$2,622,126	$—
Issuance of shares in exchange for increased ownership in E*TRADE Japan K.K.	$—	$30,698	$—
Notes receivable repaid with common stock	$—	$28,790	$—
Issuance of common stock to retire debentures	$—	$55,348	$137,095
Acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$—	$91,943	$271,620
Cash paid, less acquired	3,466	1,854,910	14,978
Net deferred tax (asset) liability	(4,956)	36,200	—
Net liabilities assumed	—	56,346	97,880
Reduction in payable for purchase of international subsidiary	—	—	(20,894)
Carrying value of joint venture investments	—	—	1,258

Fair value of assets acquired including goodwill	$(1,490)	$2,039,399	$364,842

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

On October 1, 2003, E*TRADE Group, Inc., changed its name to E*TRADE Financial Corporation (the “Company,” “Parent” or “E*TRADE”). The Company is a financial services holding company, whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

Dempsey & Company, LLC (“Dempsey”) and GVR Company, LLC (“GVR”), specialists and market-making firms;

Engelman Securities, Inc. (“Engelman”), a registered broker-dealer and member of the Chicago Stock Exchange;

E*TRADE Professional Trading, LLC, a registered broker-dealer;

E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), formerly E*TRADE Business Solutions Group, Inc., a provider of stock plan administration and options management tools; and

E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

E*TRADE Re, LLC, the holding company of ETB Holdings, Inc. and a provider of mortgage reinsurance,

ETB Holdings, Inc. (“ETBH”), formerly E*TRADE Financial Corporation, the holding company of E*TRADE Bank and E*TRADE Global Asset Management, Inc.:

E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to customers nationwide and parent company of the following subsidiaries:

E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of automated teller machines (“ATMs”) in the United States and Canada;

E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; and

E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), formerly Ganis Credit Corporation, a recreational vehicle, marine and other consumer loan originator and servicer; and

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Banking and Brokerage Segments.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Parent and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated in consolidation. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

Certain other prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

The consolidated financial statements were prepared in accordance with Accounting Principles Generally Accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates that management believes near-term changes could reasonably occur include: allowances for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives, estimates of effective tax rates, deferred taxes and valuation allowances; and valuation of goodwill and intangibles. The Company’s investments in venture funds reflect changes in the fair value of their portfolio investments, including estimated values of non-public companies, which may be subject to adjustments. The Company also estimates the value of real estate and repossessed assets acquired in connection with foreclosures and repossessions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with remaining maturities of three months or less at the time of purchase that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Included in cash and equivalents is $11.1 million at December 31, 2003 and $7.1 million at December 31, 2002, that the Company was required to maintain as an overnight cash balance in its account with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of government-backed securities purchased under agreements to resell (“Resale Agreements”). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under Resale Agreements. These balances, held by our broker-dealer subsidiaries, are maintained in a special reserve bank account for the exclusive benefit of brokerage customers in accordance with Securities and Exchange Commission (“SEC”) Rule 15c 3-3.

Trading Securities—Trading securities and financial derivative instruments, that are not designated for hedge accounting, are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value. Realized and unrealized gains and losses on securities classified as trading and held by the Bank are included in gain on sales of loans held-for-sale and securities, net and are derived using the specific identification cost method. Realized and unrealized gains (losses) on trading securities are recorded in principal transactions for brokerage activities.

The Company recognized realized gains (losses) from the sale of trading securities of $(21.5) million related to its banking activities and $102.8 million related to its brokerage activities for 2003, $3.9 million related to its banking activities and $94.4 million related to its brokerage activities for 2002, $20.3 million related to its banking activities and $(3.7) million related to its brokerage activities for 2001. The Company recognized unrealized appreciation (depreciation) of trading securities of $4.8 million related to its banking activities and none relating to its brokerage activities for 2003, $(0.9) million related to its banking activities and $(0.1) million relating to its brokerage activities for 2002, $(11.0) million related to its banking activities and $11.0 million related to its brokerage activities for 2001.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2003 or December 31, 2002.

Available-for-sale securities consist of mortgage-backed securities, asset-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, U.S. government sponsored enterprise obligations, commercial paper and money market funds. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices, when available. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the expected life of the security. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for the Company’s banking operations; other amounts are included in gain (loss) on investments. Interest earned is included in banking interest income for banking operations or corporate interest income for corporate investments.

The Company reviews all securities with unrealized losses for other-than-temporary impairment at each balance sheet date. The Company considers market value of equity securities below the Company’s cost basis, for a period of greater than six months, as an indication of other-than-temporary impairment, unless there are other indicators that would cause us to consider an impairment sooner. The Company conducts a detailed credit review of any security with potential for other-than-temporary impairment. In addition, the Company reviews any security in which publicly available information indicates a significant credit concern with the issuer.

In addition, impairment of mortgage-backed and asset-backed securities is evaluated in accordance with the Consensus of the Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets which requires a two-step test on certain mortgage-backed and asset-backed securities to determine if other-than-temporary impairment has occurred. Specifically, impairment is recognized when the security’s fair value is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security fails both tests, other-than-temporary impairment has occurred and the Company writes the security down to fair value.

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in the exchange in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred is allocated between the assets sold in these transactions and the retained beneficial interests, based on their relative fair values at the date of the transfer. For transactions managed by the Bank, gain or loss is included in gain on sales of loans held-for-sale and securities, net for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. Fair value is determined based on quoted market prices, if available. Generally quoted market prices are not available for beneficial interests; therefore, the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates. Retained beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20.

Loans Receivable, net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net of allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Nonperforming loans consist of loans for which interest is no longer being accrued and troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan. All loans at least 90 days past due and other loans considered uncollectible are placed on nonaccrual status and are considered nonperforming. Interest previously accrued, but not collected, on nonaccrual loans is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonaccrual loans. Payments received on nonaccrual loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Real estate loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at 180 days past due. Consumer loans are charged off to the extent the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level that management believes is at least equal to the probable losses inherent in the Bank’s held for-investment loan portfolio. Loan losses are charged and recoveries are credited to the allowance for loan losses. In determining the level of the allowance, the Company has established both specific and general allowances. The amount of the specific allowance is determined through a loan-by-loan analysis of certain large dollar real estate loans. Real estate and consumer loans not specifically reviewed by management are evaluated using expected loss ratios. The expected loss ratios are determined based on historical charge-off experience, industry loss experience and current market and economic conditions. Management evaluates these factors each month and adjusts the allowance for loan losses, as necessary. Inherently, the determination of the allowance for losses is subjective, as such management must make significant estimates, including the amounts and timing of losses and current market and economic conditions.

Loans Held-for-Sale, net—Mortgages acquired by the Bank and loans originated by both E*TRADE Consumer Finance and E*TRADE Mortgage are intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of loss or gain on sale and are not accreted or amortized.

Property and Equipment, net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are stated at cost and are amortized over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over forty years. Land is carried at cost.

In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that future economic benefits are less than probable. Internally developed software costs include the cost of software tools and licenses used in the development of the Company’s systems, as well as payroll and consulting costs.

Investment in Federal Home Loan Bank (“FHLB”) Stock—Investment in FHLB stock is carried at its amortized cost, which approximates fair value.

Goodwill and Other Intangibles, net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. For the periods prior to January 1, 2002, goodwill was amortized using the straight-line method based on an estimated useful life of five to twenty years. Upon adoption of SFAS No. 142, on January 1, 2002, the Company ceased the amortization of goodwill and intangible assets with indefinite lives and tested the carrying amount for impairment resulting in a cumulative adjustment discussed in Note 9. The Company tests goodwill and intangible assets with indefinite lives for impairment on at least an annual basis. The Company evaluates the remaining useful lives of other intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Other intangibles are amortized either under the straight-line or double-declining balance methods over estimated useful lives of three to thirty years.

Real Estate Owned and Repossessed Assets—Included in other assets is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as real estate owned (“REO”) and repossessed assets, are recorded at fair value, less estimated selling costs at acquisition.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized.

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

Deferred Stock Compensation—On the date restricted common stock is granted to an employee, the Company records the shares granted as common stock issued and additional paid-in capital at the fair market value. An equal and offsetting amount is recorded in shareholders’ equity as deferred stock compensation. Deferred stock compensation is amortized over the vesting period of the restricted common stock.

Commissions—The Company derives commission revenues from domestic and international retail customer transactions in equity and debt securities and options. Commission revenues from securities transactions are recognized on a trade date basis.

Principal Transactions—Principal transactions consist principally of revenue from market-making and institutional activities, as well as proprietary trading gains. E*TRADE Securities receives commissions for providing certain institutional customers with market research and other information, which is a common industry practice. These commission revenues contributed less than 10% of the Company’s net revenues for all periods presented. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $7.7 million were deferred and costs of $17.6 million were accrued at December 31, 2003 and payments of $7.1 million were deferred and costs of $24.8 million were accrued at December 31, 2002.

Other Brokerage-Related Revenues—Other brokerage-related revenues consists of account maintenance fees, payments for order flow from third party market makers, propriety fund revenues, stock option plan administration revenues, professional trading rebate revenues, electronic communication network (“ECN”)

revenues and order handling fees. Payments for order flow revenues are accrued in the same period in which the related securities transactions are completed or related services are rendered. Included in other brokerage-related revenues is a $6.0 million gain on the sale of the Company’s shares in the Toronto Stock Exchange in 2002.

Gain on Sales of Originated Loans—Gain on sales of originated loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold, less related transaction costs. In cases where the Company retains the servicing rights associated with loans sold, the gain recognized is the difference between cash received and the allocated basis of the loans sold, less the related transaction costs. In accordance with SFAS No. 140, the allocated basis of the loans, which is determined at the sale date, is the result of the allocation of basis between the loans sold and the associated servicing right, based on the relative fair values of the loans at the date of transfer. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold.

Gain on Sales of Loans Held-for-Sale and Securities, net—Gain on sales of loans held-for-sale and securities, net, includes gains or losses resulting from sales of loans, which the Bank purchased for resale; the sale or impairment of the Bank’s available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from the sale of Bank loans held-for-sale are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the cash received and the amortized cost of the specific securities sold.

Other Banking-Related Revenues—Other banking-related revenues consist primarily of ATM transaction fees and other fees imposed on deposit accounts. Fees are recognized in the period the ATM transaction is processed or the deposit fee is assessed.

Brokerage and Banking Interest Income—Interest income is primarily composed of interest earned on the Company’s interest-earning assets. Interest income includes the effect of hedges of the Company’s interest-earning assets and is recognized as earned.

Brokerage and Banking Interest Expense—Interest expense is incurred through the Company’s interest-bearing liabilities. Interest expense includes the effect of hedges of the Company’s interest-bearing liabilities and is recognized when incurred.

Advertising Costs—Advertising production costs are expensed when the initial advertisement is run. Costs of communicating advertising are expensed as the services are received. The Company incurred $31.8 million in 2003, $45.6 million in 2002 and $69.9 million in 2001.

Technology Development Costs—Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with SOP 98-1.

Stock-Based Compensation—The Company has stock-based employee compensation plans, which are described more fully in Note 19. The Company accounts for the plans under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 123 allows the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations to be applied. If any stock options are granted to employees below fair market value at the date of grant, the resulting stock-based employee compensation cost is reflected in the Company’s reported net income (loss), based on the intrinsic value.

The following table illustrates the effect on the Company’s reported net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$203,027	$(186,405)	$(241,532)
Add back: Stock-based employee compensation expense included in reported net income (loss), net of tax	2,033	5,522	5,950
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(17,561)	(19,737)	(44,410)

Pro forma net income (loss)	$187,499	$(200,620)	$(279,992)

Income (loss) per share:
Basic—as reported	$0.57	$(0.52)	$(0.73)

Basic—pro forma	$0.52	$(0.56)	$(0.84)

Diluted—as reported	$0.55	$(0.52)	$(0.73)

Diluted—pro forma	$0.51	$(0.56)	$(0.84)

The underlying assumptions to these fair value calculations are discussed in Note 19.

Comprehensive Income—The Company’s comprehensive income is comprised of net income (loss), foreign currency cumulative translation adjustments, unrealized gains (losses) on available-for-sale mortgage-backed and investment securities and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Financial Derivative Instruments and Hedging Activities—The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company must also recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative promulgated by SFAS No. 133, as amended.

Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets are considered fair value hedges under SFAS No. 133. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset being hedged on the consolidated balance sheets with the net difference reported as fair value adjustments of financial derivatives in the consolidated statements of operations. Accordingly, any net difference, or hedge ineffectiveness, is recognized currently in the consolidated statements of operations in other income (expenses) as the fair value adjustments of financial derivatives. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net, in the consolidated statements of operations. The accumulated adjustment of the carrying amount of the hedged interest-earning asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in AOCI within shareholders’ equity, net of tax. Amounts are then included in interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

Derivative gains and losses that are not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized in the consolidated statements of operations as gain on sales of loans held-for-sale and securities, net as these derivatives do not qualify for hedge accounting under SFAS No. 133. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported as gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

New Accounting Standards

Consolidation of Variable Interest Entities—FIN No. 46

In 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and as amended by FIN No. 46R (collectively, “FIN No. 46”), which addresses the consolidation of variable interest entities (“VIEs”). A VIE is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with substantive voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support provided by any parties including equity holders. A VIE often holds financial assets and may either be passive or engage in activities, such as research and development, on behalf of other companies. FIN No. 46 requires VIEs to be consolidated by a company if that company absorbs a majority of the VIE’s expected loss or if it is entitled to receive a majority of the VIE’s residual returns or both. The company that consolidates a VIE is referred to as the primary beneficiary of that entity.

In 2003, the Company adopted the disclosure and consolidation provisions of FIN No. 46 for its VIEs. Adoption of the provisions of FIN No. 46 resulted in the deconsolidation of certain trusts that had issued $143.5 million of mandatorily redeemable preferred stock to the capital markets. Concurrently, this standard required the Company to record the subordinated debentures that had been previously eliminated during each trust’s consolidation. These securities were classified in the consolidated balance sheets as other borrowings by Bank subsidiary (see Note 14). The related interest expense on these subordinated debentures of $5.7 million was classified in banking interest expense, rather than in minority interest, net of tax, in the consolidated statements of operations for 2003 however, the prior years’ classification of the operating results of these trusts continues to be included in minority interests of subsidiaries.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity—SFAS No. 150

In 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires certain mandatorily redeemable financial instruments with characteristics of both equity and debt to be classified as liabilities. As the Company adopted the consolidation provisions of FIN No. 46 for all its subordinated debt obligations, SFAS No. 150 did not have any further impact on the Company’s financial position or results of operations.

Classification of Gains (Losses) from Financial Derivatives

During the second half of 2003, the SEC’s Office of the Chief Accountant provided additional guidance to all registrants regarding the classification on the statement of operations of realized gains and losses resulting from financial derivatives that are not in fair value or cash flow hedge relationships. All registrants were requested to comply with this guidance in future filings and to reclassify this activity for all prior periods presented. As a result of the application of this additional guidance, the net interest income and expense realized on financial derivatives that are not in fair value or cash flow hedge relationships have been reclassified from net interest income into gain on sales of loans held-for-sale and securities, net. For the years ended December 31, 2003, 2002 and 2001, this reclassification resulted in increases of net interest income and offsetting decreases in gain on sales of loans held-for-sale and securities, net of $0.3 million, $3.7 million and $5.7 million, respectively.

NOTE 3—BUSINESS COMBINATIONS

During the past three years, the Company completed several business combinations that were accounted for under the purchase method of accounting. The results of operations of each are included in the Company’s consolidated statements of operations from the date of each acquisition.

Acquisition	Segment	Purchase Consideration	Goodwill at December 31, 2003
2003
DRAFCO	Bank	$ 59.7 million	$ 3.4 million
Trading Relationships	Brokerage	$ 11.7 million	$ 4.5 million

2002
E*TRADE Consumer Finance (formerly Ganis Credit Corporation)	Bank	$ 1.9 billion	$ 28.6 million
Engelman Securities, Inc.	Brokerage	$ 7.5 million(1)	—
E*TRADE Professional Trading	Brokerage	$ 96.2 million	$ 98.0 million

2001
Dempsey & Company, LLC	Brokerage	$173.4 million(2)	$143.8 million
Web Street, Inc.	Brokerage	$ 44.2 million(3)	—
E*TRADE Mortgage (formerly LoansDirect, Inc.)	Bank	$ 34.5 million(4)	$ 32.6 million

(1)	Includes 1.3 million shares of common stock, $0.5 million of cash and $0.5 million of acquisitions costs.
(2)	Includes 28.9 million shares of common stock and $20.0 million of cash. Under the terms of the Dempsey acquisition, certain key executives were to receive payments up to $12.0 million if they continued to be employed by the Company through October 2003. Acquisition-related expenses included $1.9 million for 2003, $4.4 million for 2002 and $4.9 million for 2001 related to these arrangements.
(3)	Includes 5.3 million shares of common stock. The net losses incurred by Web Street during the three month transition period of $5.8 million are included in acquisition-related expenses for 2001.
(4)	Includes 3.0 million shares of common stock and $1.5 million of assumed vested employee stock options.

DRAFCO

In October 2003, the Company completed the acquisition of all of the issued and outstanding capital stock of Deutsche Recreational Asset Funding Corporation (“DRAFCO”). This acquisition included the purchase of residual cash flow interests related to certain marine and recreational vehicle loan securitizations. The transaction was completed in connection with the E*TRADE Consumer Finance acquisition on December 23, 2002 (see caption titled E*TRADE Consumer Finance). The Company paid $59.7 million for DRAFCO, including $10.5 million prepaid by the Company on December 23. The DRAFCO acquisition was subject to the receipt of certain third-party approvals, which were obtained in 2003. The Company’s Banking Segment recognized a $3.4 million intangible asset to reflect goodwill paid for DRAFCO. The completion of the DRAFCO acquisition completes the final transaction contemplated under the E*TRADE Consumer Finance acquisition.

Purchase of Trading Relationships

On June 1, 2003, the Company entered into an agreement with Tanzman, Rock and Kaban, LLC (“TRK”) whereby the Company agreed to purchase the remaining rights of TRK in the net trading profits of E*TRADE Professional and TRK agreed to waive and release the Company from all claims arising out of certain actions and arrangements that occurred on or prior to the date of the Company’s purchase of E*TRADE Professional in June 2002. The agreement called for the Company to make payments totaling $11.7 million, comprised of cash and common stock, over a 3-year period: $7.0 million for the release of pre-acquisition claims which the Company recorded as Goodwill, $1.3 million for the return of capital that represented the remaining minority interest of TRK and $3.4 million for the purchase of TRK’s rights in the net trading profits of the business, non-compete clauses and other agreements. Additionally, the Company entered into employment agreements with Tanzman, Rock and Kaban, individually, wherein they further agreed not to compete for a period of the greater of 22 months or the term of their employment with the Company. The June 1, 2003 agreement consummated the Company’s “step” acquisition of the proprietary trading business previously between Momentum Securities, LLC and TRK. In accordance with the “step” acquisition, the Company finalized the purchase price valuation recording $12.5 million in intangible assets, which includes the carrying value of the TRK non-compete intangible from the June 2002 purchase price valuation, and $4.5 million of additional goodwill. The goodwill was recorded in the Brokerage Segment and the intangibles will be amortized between 22 months and 4 years on an accelerated method based upon their expected contributions to the revenues of the Company.

E*TRADE Consumer Finance

In December 2002, as part of its ongoing diversification of its asset portfolio, the Company’s Banking Segment acquired 100% of the issued and outstanding capital stock of E*TRADE Consumer Finance (formerly Ganis Credit Corporation). E*TRADE Consumer Finance is a recreational vehicle, marine and other consumer loan originator and servicer. As shown below, the Bank paid an aggregate of $1.9 billion to purchase E*TRADE Consumer Finance (in thousands):

Amount Paid
Cash	$56,198
Assumption of debt	1,834,122

Aggregate purchase price	$1,890,320

As part of this acquisition, the Company also acquired consumer loans totaling $1.9 billion. During 2003, the Company finalized its purchase price valuation with respect to its intangible assets, and recorded a $1.6 million increase in the distribution intangible asset to $7.8 million. The Company reduced goodwill by $10.5 million to reflect the refund of a prepayment made to E*TRADE Consumer Finance. Under the purchase agreement, the prepayment was to be used to reduce the fair value purchase price of DRAFCO when the Company exercised its right to purchase DRAFCO. This prepayment was included previously in the Company’s goodwill estimate. The Company also increased goodwill by $4.7 million, including a $4.2 million accrual, net of tax adjustments, related to the relocation of the E*TRADE Consumer Finance facility. The $4.2 million accrual represents the tax-effected present value of the contractual lease payments for the current facility, less any projected sublease income. Finally, the Company increased goodwill by $0.3 million to reflect various accounting and legal expenses associated with the acquisition. The following table summarizes the amount recorded as goodwill (in thousands):

Goodwill
Goodwill at December 31, 2002	$33,991
DRAFCO acquisition payment	(10,500)
Purchase price adjustments	4,745
Professional fees	330

Goodwill at December 31, 2003	$28,566

Using the purchase accounting method, the purchase price was allocated to the assets acquired and liabilities assumed in the E*TRADE Consumer Finance acquisition based on the estimated fair value on the purchase date.

E*TRADE Professional

In June 2002, the Company’s Brokerage Segment acquired Tradescape Securities, LLC, together with Tradescape Technologies, LLC, a provider of high-speed direct access trading software, technology and network services and Momentum Securities, LLC (renamed “E*TRADE Professional Trading, LLC”), a brokerage firm for professional traders (collectively, “E*TRADE Professional”). In total, the Company originally paid an aggregate of $96.2 million for these companies, composed of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million, $8.2 million for the fair value of operating lease liabilities assumed by the Company and other charges of approximately $4.9 million. During the first half of 2003, the Company adjusted its purchase price allocation which resulted in an increase in the amount of goodwill of $11.9 million related to certain additional liabilities, including $7.0 million in resolved claims (see previous discussion of Purchase of Trading Relationships) that existed, but were not recorded, at the date of acquisition for which additional information was required in order to determine the amount, as well as, the finalization of the valuation of certain intangibles resulting in an additional increase in goodwill of $3.1 million. Further, in 2003, the Company incurred approximately $5.5 million of non-capitalizable rebranding costs, which are included in acquisition-related costs. In addition, the Company agreed to pay contingent stock consideration of up to $180 million if E*TRADE Professional Trading’s operating results exceeded certain targets and revenue goals for the remainder of 2002 and 2003. The targets and revenue goals were not met and no additional shares will be issued.

Pro Forma Results

The following pro forma information assumes that the acquisitions, which took place in 2002 and 2001, all occurred at the beginning of 2001 and includes the effect of amortization of goodwill in 2001 and intangibles acquired from January 1, 2001 (in thousands, except per share amounts):

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

The preceding pro forma information is provided for informational purposes only and is not necessarily indicative of future operating results or results that would have been achieved had the acquisitions taken place at the beginning of 2001. The acquisitions in 2003 were not material to the pro forma results and therefore have been excluded.

NOTE 4—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (in thousands):

	December 31,
	2003	2002
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,082 and $3,062)	$1,820,161	$1,074,677
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	128,419	53,912
Deposits paid for securities borrowed	315,789	279,214
Securities failed to deliver	2,592	1,707
Other	30,817	12,256

Total brokerage receivables, net	$2,297,778	$1,421,766

Payable to customers and non-customers	$3,123,478	$2,099,852
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	521,454	581,534
Securities failed to receive	4,978	3,117
Other	41,266	29,184

Total brokerage payables	$3,691,176	$2,713,687

Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin, as well as amounts receivable from customers upon settlement of their trades. Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Credit extended to customers and non-customers with respect to margin accounts was $1,752 million at December 31, 2003 and $980 million at December 31, 2002. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the consolidated balance sheets. At December 31, 2003, the Company has received collateral primarily in connection with securities borrowed and customer margin loans, which it can sell or repledge with a market value of $2,749 million. Of this amount, $773 million has been pledged or sold at December 31, 2003 in connection with securities loans, bank borrowings and deposits with clearing organizations. Included in deposits paid for securities borrowed and deposits received for securities loaned at December 31, 2003, are amounts from transactions involving MJK Clearing and one other broker. The parties in this transaction have a dispute over the amounts owed, as more fully described in Note 25. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2003:
Mortgage-backed securities:
U.S. government sponsored enterprise obligations:
Ginnie Mae	$2,339,066	$—	$(69,779)	$2,269,287
Fannie Mae	2,860,218	453	(70,945)	2,789,726
Freddie Mac	138,229	565	(3,087)	135,707

Total U.S. government sponsored enterprise	5,337,513	1,018	(143,811)	5,194,720
Collateralized mortgage obligations	1,965,930	4,992	(18,885)	1,952,037
Private issuer and other	10,465	461	(294)	10,632

Total mortgage-backed securities	7,313,908	6,471	(162,990)	7,157,389

Investment securities:
Debt securities:
Asset-backed securities	2,000,239	26,031	(15,541)	2,010,729
Corporate bonds	122,583	67	(6,620)	116,030
Municipal bonds	44,906	740	—	45,646
Other debt securities	89,944	18	(6,590)	83,372

Total debt securities	2,257,672	26,856	(28,751)	2,255,777
Publicly traded equity securities	201,777	182,737	(1,533)	382,981
Retained interests from DRAFCO securitizations	30,793	—	—	30,793

Total investment securities	2,490,242	209,593	(30,284)	2,669,551

Total available-for-sale securities	$9,804,150	$216,064	$(193,274)	$9,826,940

December 31, 2002:
Mortgage-backed securities:
U.S. government sponsored enterprise obligations:
Ginnie Mae	$2,204,093	$6,849	$(7,565)	$2,203,377
Fannie Mae	1,841,011	6,378	(7,644)	1,839,745
Freddie Mac	11,370	—	(14)	11,356

Total U.S. government sponsored enterprise	4,056,474	13,227	(15,223)	4,054,478
Collateralized mortgage obligations	2,869,427	12,077	(18,050)	2,863,454
Private issuer and other	14,479	380	(397)	14,462

Total mortgage-backed securities	6,940,380	25,684	(33,670)	6,932,394

Investment securities:
Debt securities:
Asset-backed securities	750,221	3,901	(16,540)	737,582
Corporate bonds	377,731	1,124	(26,265)	352,590
Municipal bonds	32,005	556	—	32,561
Other debt securities	1,422	21	(165)	1,278

Total debt securities	1,161,379	5,602	(42,970)	1,124,011
Publicly traded equity securities	137,383	—	(722)	136,661

Total investment securities	1,298,762	5,602	(43,692)	1,260,672

Total available-for-sale securities	$8,239,142	$31,286	$(77,362)	$8,193,066

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$4,936,947	$137,227	$205,167	$6,584	$5,142,114	$143,811
Other	1,140,248	13,448	215,459	5,731	1,355,707	19,179
Asset-backed securities	239,808	3,387	63,585	12,154	303,393	15,541
Corporate bonds	429	39	104,755	6,581	105,184	6,620
Publicly traded equity securities	19,467	1,533	—	—	19,467	1,533
Other investments	78,730	6,581	1,644	9	80,374	6,590

Total temporarily impaired securities	$6,415,629	$162,215	$590,610	$31,059	$7,006,239	$193,274

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment, using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions for future performance are derived from the actual performance to date, and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines an impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes an unrealized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary.

Mortgage- and asset-backed securities that have both an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities are evaluated for impairment in accordance with EITF 99-20. Accordingly, the Company recognizes impairment when the present value of a security’s anticipated cash flows declines below the last periodic estimate. At December 31, 2003, the Company evaluated mortgage- and asset-backed securities that had an aggregate fair value of $106.9 million, an aggregate cost of $122.8 million and an unrealized loss of $16.0 million for other-than-temporary impairment. Based on its analysis, management concluded that the decline in fair value for all but one of these securities was temporary. The Company recorded a $2.2 million loss on the one impaired investment that had a carrying value of $4.4 million and a market value of $2.2 million. The consolidated statements of operations included this loss in gain on sales of loans held-for sale and securities, net.

Publicly Traded Equity Securities

At December 31, 2003, publicly traded equity securities included preferred stock of $136.3 million in Fannie Mae and $24.6 million in Freddie Mac, common stock of $40.8 million, including $38.4 million in Softbank Investment Corporation (“SBI”) received in 2003 in exchange for the Company’s investment in E*TRADE Japan K.K. and investments of $0.1 million at December 31, 2003 and 2002 in mutual funds in which the Company is the sponsor. The Company recognized a $29.5 million gain for the fair value of the SBI shares received in excess of its book value in E*TRADE Japan K.K. on June 2, 2003, the exchange date. Additionally, during 2003, the Company sold shares of SBI resulting in a gain of $122.2 million. At December 31, 2003, the Company’s ownership in SBI was 9.07% and the fair value of its investment in SBI was $216.8 million, including a gross unrealized gain of $178.4 million.

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed securities, at December 31, 2003 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one year	$3,074	$3,071
Due within one to five years	65,928	64,938
Due within five to ten years	175,672	168,121
Due after ten years	9,326,906	9,177,036

Total	$9,571,580	$9,413,166

The Company pledged $5.7 billion at December 31, 2003 and $6.5 billion at December 31, 2002 of mortgage-backed securities as collateral for repurchase agreements, short-term borrowings, derivative instruments and FHLB advances.

Realized Gains (Losses)

Realized gains and losses from the sales and other-than-temporary impairment of available-for-sale investment securities, including mortgage-backed securities, are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Mortgage-backed securities:
Realized gains	$138,781	$90,693	$57,387
Realized losses	(47,046)	(24,014)	(5,030)
Impairment charges(1)	—	(16,603)	(534)

Net realized gains on mortgage-backed securities included in gain on sales of loans held-for-sale and securities, net	$91,735	$50,076	$51,823

Other bank investments:
Realized gains	$22,951	$6,586	$15,706
Realized losses	(6,300)	(1,827)	(1,128)
Impairment charges(2)	(2,198)	—	(13,490)

Net realized gains included in gain on sales of loans held-for-sale and securities, net	$14,453	$4,759	$1,088

Corporate investments:
Realized gains	$155,792	$144	$1,834
Realized losses	(106)	(1,874)	(6,338)
Impairment charges(3)	(209)	—	(10,597)

Net realized gains (losses) included in gain (loss) on investments	$155,477	$(1,730)	$(15,101)

(1)	Represents impairment on purchased interest-only securities.
(2)	The 2003 amount represents the previously described asset-backed security impairment. The 2001 amount represents impairment on a Bank-held debt security.
(3)	The 2003 and 2001 amounts represent other-than-temporary declines in the value of certain available-for-sale corporate investments.

NOTE 6—OTHER INVESTMENTS

Other investments are composed of equity method and other investments. Investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence are accounted for using the equity method. Investments in securities in which there is a less than 20% ownership are carried at cost.

The carrying amounts of other investments are shown below (in thousands):

	December 31,
	2003	2002
Joint ventures	$16,386	$61,451
Venture capital funds	20,168	18,613
Other investments	12,752	33,132

Total other investments	$49,306	$113,196

Equity Method Investments

Equity in the net income (loss) of equity method investees and unrealized loss on venture capital funds were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Joint Ventures:
KAP Group	$14,584	$9,934	$—
E*TRADE Japan K.K.	203	(869)	1,543
Soundview Technology Group, Inc.	—	—	(6,646)
eAdvisor	—	(52)	(1,755)
Other	47	58	684

Net recognized in equity in income (loss) of investments	$14,834	$9,071	$(6,174)

Venture Capital Funds:
E*TRADE eCommerce Fund I	$(756)	$(4,053)	$(26,851)
ArrowPath Fund II	(1,348)	272	(819)
Other funds	(3,536)	(5,902)	(7,046)

Net recognized in unrealized losses on venture funds	$(5,640)	$(9,683)	$(34,716)

Losses from the sales and other-than-temporary impairment of equity method and other investments were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Impairment of privately held equity investments	$(8,006)	$(12,549)	$(30,038)
Other	—	(4,228)	(4,673)

Net recognized losses included in gain (loss) on investments	$(8,006)	$(16,777)	$(34,711)

Joint Ventures

KAP Group—At December 31, 2003, the Company has a 31% ownership in KAP Group with a carrying amount of $12.1 million that is accounted for under the equity method. KAP Group has invested substantially all of its assets in two other entities, which were formed for the purpose of engaging in electronic options trading. KAP Group investors include two members of the Company’s Board of Directors. Beginning in 2002, the

Company has received distributions from KAP Group in proportion to its ownership of shares totaling $4.7 million in 2003 and $8.2 million in 2002.

Thor Credit Corporation—E*TRADE Consumer Finance, which was acquired by the Company in December 2002 (see Note 3), has a 50% ownership in Thor Credit Corporation (“Thor Credit”). Thor Industries, Inc., a manufacturer and marketer of new and used Recreational Vehicles (“RVs”), holds the remaining 50% ownership in this joint venture. Thor Credit offers retail financing to customers who purchase new or used recreational vehicles through a Thor Industries dealer. Under a separate Portfolio Purchase Agreement, E*TRADE Consumer Finance purchased $641.6 million contracts, or substantially all of the retail sales contracts that Thor Credit purchased from dealers in 2003. In 2003, E*TRADE Consumer Finance also recognized $4.5 million of fees from Thor Credit for management services it provides to the joint venture, including strategic oversight, accounting, credit administration, marketing and systems assistance.

Venture Capital Funds

The Company has investments in E*TRADE eCommerce Fund I (“Fund I”) and ArrowPath Fund II (“Fund II”). The Company is a non-managing member of each Fund and their general partners. The Company’s former CEO and former Chief Strategic Investment Officer are managing members of the general partner of each Fund. At December 31, 2003, the Company’s remaining capital commitment was $0.4 million to Fund I and $36.8 million to Fund II.

The Company also has limited partnership interests in two other unrelated venture capital funds, including one sponsored by SOFTBANK Corp. (“SOFTBANK”). At December 31, 2003, the Company had funding commitments to these funds totaling $1.6 million.

Other Investments

The Company has also made investments in non-public, venture capital-backed, high technology companies. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. The Company recorded other-than-temporary impairments of $8.0 million for 2003, $12.5 million for 2002 and $30.0 million for 2001, associated with these privately held equity investments. These impairments are recorded in gain (loss) on investments in the consolidated statements of operations. Each quarter, the Company evaluates its privately held investments using factors that aid in the identification of possible other-than-temporary impairments. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly traded peers of the investee.

NOTE 7—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (in thousands):

	December 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,289,196	$966,334	$3,255,530
Home equity lines of credit and second mortgage	1,511,452	315	1,511,767
Multi-family	—	97	97
Commercial	12,279	—	12,279
Mixed-use and land	72	—	72

Total real estate loans	3,812,999	966,746	4,779,745

Consumer and other loans:
Recreational vehicle	2,263,606	21,845	2,285,451
Automobile	1,162,339	—	1,162,339
Marine	625,484	2,491	627,975
Credit card	113,434	—	113,434
Lease financing	2,651	—	2,651
Other	13,305	262	13,567

Total consumer and other loans	4,180,819	24,598	4,205,417

Total loans	7,993,818	991,344	8,985,162
Unamortized premiums, net	174,935	9,143	184,078
Less allowance for loan losses	(37,847)	—	(37,847)

Total	$8,130,906	$1,000,487	$9,131,393

	December 31, 2002
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$1,614,048	$1,765,441	$3,379,489
Home equity lines of credit and second mortgage	354,576	192	354,768
Multi-family	—	106	106
Commercial	13,397	—	13,397
Mixed-use	121	—	121

Total real estate loans	1,982,142	1,765,739	3,747,881

Consumer and other loans:
Recreational vehicle	1,344,405	22,471	1,366,876
Automobile	1,481,695	—	1,481,695
Marine	453,783	—	453,783
Lease financing	3,621	—	3,621
Other	149,024	—	149,024

Total consumer and other loans	3,432,528	22,471	3,454,999

Total loans	5,414,670	1,788,210	7,202,880
Unamortized premiums, net	165,977	24,529	190,506
Less allowance for loan losses	(27,666)	—	(27,666)

Total	$5,552,981	$1,812,739	$7,365,720

As detailed in Note 25, in addition to these loans receivable, net, the Company had commitments to originate, buy and sell loans at December 31, 2003 and 2002.

Approximately 42% and 32% of the Bank’s real estate loans were concentrated in California at December 31, 2003 and 2002, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Bank’s real estate portfolio.

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2003		December 31, 2002
	$ Amount	% of Loans	$ Amount	% of Loans
Adjustable rate loans:
Real estate	$3,317,262	36.92%	$1,817,965	25.24%
Credit card and other	113,434	1.26	137	—

Total adjustable rate loans	3,430,696	38.18	1,818,102	25.24
Fixed rate loans	5,554,466	61.82	5,384,778	74.76

Total loans	$8,985,162	100.00%	$7,202,880	100.00%

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences is 334 months at December 31, 2003. Additionally, all mortgage loans outstanding at December 31, 2003 and 2002 in the held-for-investment portfolio were serviced by other companies.

The Company actively sells loans originated by the Bank and correspondents. From time-to-time, the Company also sells loans that it originally purchased from others. A summary of these activities is presented below (in thousands):

	Year Ended December 31,
	2003	2002	2001
Loans sold:
Correspondent	$4,114,563	$6,011,964	$3,449,137
Origination	$9,401,248	$5,999,900	$4,450,854
Gain on sales of loans:
Correspondent loan sales	$185	$26,105	$24,306
Origination loan sales	$192,467	$128,506	$95,478

The following is the relative breakout of nonperforming loans (in thousands):

	December 31,
	2003	2002
First mortgage loans, secured by one- to four-family residences	$18,094	$22,497
Home equity lines of credit	269	81
Recreational vehicle	1,399	1,486
Automobile	1,602	2,277
Marine	1,067	94
Credit card	2,147	—
Other	16	53

Total nonperforming loans	$24,594	$26,488

Interest income is not accrued for loans classified as nonperforming and any income accrued through the initial 90-day delinquency is reversed. Had these loans been current at December 31, 2003, the Company would have recognized $1.1 million, $1.4 million and $1.3 million of additional income in 2003, in 2002 and in 2001, respectively. During 2003, the Company recognized $0.2 million of interest on loans that were in nonaccrual at December 31, 2003. At December 31, 2003, there were no commitments to lend additional funds to any of these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Allowance for loan losses, beginning of year	$27,666	$19,874	$12,565
Provision for loan losses	38,523	14,664	7,476
Acquired through acquisitions	2,748	14,428	4,699
Charge-offs	(53,734)	(31,962)	(5,568)
Recoveries	22,644	10,662	702

Allowance for loan losses, end of year	$37,847	$27,666	$19,874

Impaired loans, which consist of nonaccrual loan secured by one-to-four family residences, are presented in the following table (in thousands):

	Total Recorded Investment in Impaired Loans	Amount of Specific Allowance	Amount of Recorded Investment Net of Specific Allowance
December 31, 2003	$3,140	$(136)	$3,004
December 31, 2002	$3,429	$(166)	$3,263

The average recorded investment in impaired loans was $2.5 million for 2003 and $2.6 million for 2002.

NOTE 8—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,
	2003	2002
Equipment and transportation	$217,734	$210,308
Software	296,069	300,304
Leasehold improvements	77,994	109,794
Buildings	73,827	73,827
Land	7,233	8,097
Furniture and fixtures	9,080	8,786

Total property and equipment, gross	681,937	711,116
Less accumulated depreciation and amortization	(380,679)	(340,172)

Total property and equipment, net	$301,258	$370,944

Depreciation and amortization expense related to property and equipment was $94.7 million for 2003, $108.5 million for 2002 and $136.0 million for 2001.

Included in equipment and transportation, software, buildings and furniture and fixtures, are capital leases (gross), of $13.5 million at December 31, 2003 and $45.9 million December 31, 2002. Total accumulated amortization of these leases was $7.4 million at December 31, 2003 and $39.1 million at December 31, 2002.

Capitalized internally developed software costs were $41.8 million for 2003, $34.0 million for 2002 and $27.5 million for 2001. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense for the capitalized amounts was $29.3 million for 2003, $30.1 million for 2002 and $28.5 million for 2001. Included in software, is $11.9 million of internally developed software in the process of development for which amortization has not begun.

NOTE 9—GOODWILL AND OTHER INTANGIBLES, NET

On January 1, 2002, the Company adopted SFAS No. 142, which requires the amortization of all intangible assets with finite useful lives. SFAS No. 142, however, prohibits the amortization of goodwill and intangible assets with indefinite lives and instead requires companies to test these assets for impairment upon adoption of the standard and annually thereafter. In accordance with SFAS No. 142, the Company stopped amortizing recorded goodwill, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared each reporting unit’s fair value to its carrying value. This initial evaluation indicated that goodwill associated with its reporting units in its Global and Institutional and its Wealth Management Segments were impaired. This impairment was primarily attributable to the change in the evaluation criteria for goodwill from an undiscounted cash flow approach, which was previously used under the guidance in APB Opinion No. 17 “Intangible Assets,” to the fair value approach required by SFAS No. 142. A non-cash charge totaling $293.7 million ($(0.82) per share) was recorded as a change in accounting principle effective January 1, 2002 to write-off goodwill of $286.9 million related to the Company’s international retail Brokerage business in the Global and Institutional Segment and $6.8 million in the Wealth Management Segment. In 2003, the Company revised its Segments from four to two (Brokerage and Banking) and as a result, reallocated its reporting units under the new segment reporting structure. In November 2003, the Company performed its annual impairment test. This resulted in no additional impairment required under SFAS No. 142.

The following table discloses the changes in the carrying value of goodwill and intangibles with indefinite lives that occurred in the Brokerage and Banking Segments (in thousands):

	Brokerage	Banking	Total
Balance at December 31, 2001	$149,116	$114,554	$263,670
Additions from 2002 acquisitions	87,483	33,991	121,474

Balance at December 31, 2002	236,599	148,545	385,144
Additions from 2003 acquisitions	—	9,394	9,394
Write-offs related to the 2003 Restructuring Plan	(1,433)	—	(1,433)
Adjustments to 2002 acquisitions	14,997	(5,606)	9,391

Balance at December 31, 2003	$250,163	$152,333	$402,496

Other intangible assets, which are primarily amortized on a straight-line basis, consist of the following (dollars in thousands):

	Weighted- Average Useful Life (years)	December 31, 2003			December 31, 2002
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	3-30	$59,800	$(5,891)	$53,909	$59,800	$(2,490)	$57,310
Active accounts(1)	7	53,077	(30,027)	23,050	54,229	(20,897)	33,332
ATM contracts	5	35,291	(17,331)	17,960	30,773	(14,486)	16,287
Credit cards(1)	15	16,006	(1,817)	14,189	—	—	—
Deposit intangibles(1)	3	15,188	(9,898)	5,290	14,634	(4,870)	9,764
Proprietary agreements	7	11,600	(4,967)	6,633	16,800	(1,400)	15,400
Customer list(1)	7	10,464	(3,079)	7,385	10,833	(64)	10,769
Distribution	9	7,800	(798)	7,002	6,200	(21)	6,179
Agency relationships	6	6,300	(1,663)	4,637	6,300	(612)	5,688
Trader relationships(1)	4	3,300	(763)	2,537	—	—	—
Other	6	2,614	(1,216)	1,398	3,683	(520)	3,163

Total		$221,440	$(77,450)	$143,990	$203,252	$(45,360)	$157,892

(1)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $33.0 million for 2003, $28.3 million for 2002 and $13.9 million for 2001. Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (in thousands):

Years ending December 31,
2004	$30,096
2005	19,558
2006	16,890
2007	15,544
2008	8,464
Thereafter	53,438

Total future amortization expense	$143,990

The following table reconciles previously reported net income and earnings per share, excluding the cumulative effect of accounting change in 2002, to the amounts adjusted for the exclusion of goodwill amortization (in thousands except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported income (loss)	$203,027	$107,264	$(241,532)
Add: Goodwill amortization	—	—	29,208

Adjusted net income (loss)	$203,027	$107,264	$(212,324)

Basic earnings per share:
Reported income (loss) per share	$0.57	$0.30	$(0.73)
Goodwill amortization per share	—	—	0.09

Adjusted net income (loss) per share	$0.57	$0.30	$(0.64)

Diluted earnings per share:
Reported income (loss) per share	$0.55	$0.30	$(0.73)
Goodwill amortization per share	—	—	0.09

Adjusted net income (loss) per share	$0.55	$0.30	$(0.64)

Shares used to calculate per share data:
Basic	358,320	355,090	332,370
Diluted	367,361	361,051	332,370

NOTE 10—OTHER ASSETS

Other assets consists of the following (in thousands):

	December 31,
	2003	2002
Receivables for Bank securities sold, collateral not delivered	$46,514	$241,682
Prepaid expenses	50,151	7,324
Net tax assets (see Note 17)	84,544	112,224
Real estate owned and repossessed assets	6,690	6,723
Secured related party and employee notes receivable	500	14,226
Other	76,932	164,902

Total other assets	$265,331	$547,081

Receivables for Bank Securities Sold, Collateral Not Delivered

The Bank has receivables for mortgage-backed securities from third-party brokers that the Bank committed to sell, but did not deliver to the brokers by the settlement date. The Bank was unable to deliver the securities primarily because other parties failed to deliver similar securities to the Bank, which the Bank had committed to buy. The Bank’s interest rate risk exposure related to this receivable is mitigated by its commitments to purchase mortgage-backed securities from other third-party brokers at a fixed price.

NOTE 11—ASSET SECURITIZATION

Collateralized Debt Obligations

In August 2003, the Bank and ETGAM transferred $321.7 million and $78.4 million, respectively, of asset-backed securities to E*TRADE ABS CDO II, Ltd (“CDO II”). Concurrently, CDO II sold beneficial interests in the form of senior and subordinated notes and preference shares collateralized by CDO II’s asset-backed securities to investors for cash of $400.9 million. The Company recognized a nominal loss on the initial sale of the asset-backed securities. Neither CDO II nor the investors in beneficial interests sold by CDO II have recourse to ETGAM or the Company. CDO II is a qualifying special purpose entity as defined in SFAS No. 140, as such, it is not required to be consolidated in the Company’s financial statements. ETGAM purchased $6.0 million, the fair value at date of purchase, of preference shares of CDO II from independent third parties.

In September 2002, ETGAM executed a similar securitization in which an unrelated financial advisor and ETGAM transferred $251.7 million of asset-backed securities to E*TRADE ABS CDO I, Ltd (“CDO I”). All securities issued by this trust were sold to unrelated third parties, except $8.6 million of preference shares purchased by ETGAM from an independent third party.

ETGAM’s retained interests are subordinate to the notes sold by CDO I and CDO II and on an equal standing with the preference shares purchased by other preference share investors in CDO I and CDO II. At December 31, 2003, Moody’s and Fitch rated the CDO I and CDO II preference shares as follows:

	Moody’s	Fitch
CDO I	Baa3	BBB-
CDO II	Ba2	BBB-

The carrying value of ETGAM’s retained interest in both CDO I and CDO II is subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio. Therefore, changes in the market value of these securities are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations. The following table presents a sensitivity analysis of ETGAM’s retained interests in CDO I and CDO II at December 31, 2003 (dollars in thousands):

	CDO I	CDO II
Fair value of retained preference shares	$7,301	$6,441

Weighted-average remaining life (years)	3.59	4.03

Weighted-average prepayment speed	10.00%	10.00%
Impact of 10% adverse change	$(163)	$(109)
Impact of 20% adverse change	$(319)	$(213)

Weighted-average discount rate	16.00%	16.00%
Impact of 10% adverse change	$(398)	$(395)
Impact of 20% adverse change	$(759)	$(754)

Weighted-average expected credit losses	1.66%	0.49%
Impact of 10% adverse change	$(121)	$(36)
Impact of 20% adverse change	$(233)	$(68)

Actual credit losses to date	$—	$—

For the year ended December 31, 2003(1)
Actual interest payments received	$2,414	$279

(1)	No actual principal payments have been received to date.

The fair values of ETGAM’s CDO I and CDO II preference shares were based on calculated discounted expected future cash flows. These calculations were premised on weighted-average life, prepayment speed, discount rate and expected credit loss assumptions shown in the preceding table.

The sensitivities and estimates shown in the preceding table are hypothetical and should be used with the understanding that actual future performance and results can vary significantly. As the sensitivity analysis table shows, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

ETGAM entered into management agreements to provide certain collateral management services for CDO I and CDO II. As compensation for its services, ETGAM receives a management fee from the trustee based on the quarterly amount of assets managed (as defined). During 2003, ETGAM earned $1.3 million of management fees under the CDO I and CDO II management agreements.

At December 31, 2003, ETGAM managed the Company’s on-balance sheet asset-backed securities, as well as the off-balance sheet asset-backed securities of both CDO I and CDO II, which are presented in the following table (in thousands):

December 31, 2003
Managed on-balance sheet asset-backed securities, classified as:
Available-for-sale	$2,010,729
Trading securities	134,636

Total managed on-balance sheet asset-backed securities	2,145,365

Managed off-balance sheet securitized asset-backed securities:
CDO I	221,827
CDO II	391,612

Total managed off-balance sheet securitized asset-backed securities	613,439

Total managed asset-backed securities	$2,758,804

Securitized Consumer Finance Receivables

Prior to its acquisition by the Company, E*TRADE Consumer Finance securitized approximately $2.5 billion of RV and marine consumer finance receivables through sales or other transfers by DRAFCO. For each securitization, E*TRADE Consumer Finance retained servicing responsibilities and the subsidiary retained subordinated interests in each trust. E*TRADE Consumer Finance receives annual servicing fees of 50 basis points of the prior month’s balance for all 1999 series trusts and 75 basis points of the prior month’s outstanding balance for the 2001 series trust.

The Company acquired DRAFCO and the retained beneficial interest in October 2003 (see Note 3). The carrying value of DRAFCO’s retained beneficial interest is subject to future volatility in credit, interest rate and prepayment risk. The following table presents a sensitivity analysis of each of DRAFCO’s securitized receivables at December 31, 2003 (dollars in thousands):

	RV 1999-1	Marine 1999-2	RV 1999-3	RV/Marine 2001-1
Fair value of residual investment:
At December 31, 2003	$9,165	$12,709	$4,069	$4,850
At October 20, 2003	$9,740	$12,775	$4,223	$3,981

Weighted-average remaining life (years)	1.58	1.49	1.99	2.54

Weighted-average prepayment speed	30%	36%	30%	30%
Impact of 10% adverse change	$21	$65	$(16)	$(75)
Impact of 20% adverse change	$24	$95	$(29)	$(148)

Weighted-average discount rate	6.65%	6.19%	7.57%	6.90%
Impact of 10% adverse change	$(100)	$(119)	$(62)	$(85)
Impact of 20% adverse change	$(200)	$(237)	$(122)	$(168)

Weighted-average expected credit losses	1.95%	0.73%	1.05%	1.76%
Impact of 10% adverse change	$(550)	$(97)	$(167)	$(681)
Impact of 20% adverse change	$(1,467)	$(194)	$(334)	$(1,343)

Actual credit losses
Since trust inception(1)	$25,502	$8,762	$12,379	$8,191
Since acquisition on October 20, 2003	$1,206	$324	$450	$847

For the three months ended December 31, 2003:
Actual interest payments received	$121	$590	$36	$961
Actual principal payments received	$238	$250	$107	n/a

For the year ended December 31, 2003:
Actual interest payments received	$907	$801	$648	$1,334
Actual principal payments received	$1,196	$1,526	$525	n/a

(1)	Defaults based on the entire balance of the amount securitized as follows: 1999-1: $1,000,003; 1999-2: $550,000; 1999-3: $374,531; 2001-1: $529,467.

The fair values of DRAFCO’s residual investments were based on calculations of discounted expected future cash flows. These calculations were premised on weighted-average life, prepayment speed, discount rate and expected credit loss assumptions shown in the preceding table.

The sensitivities and estimates shown in the preceding table are hypothetical; actual future performance and results can vary significantly. As the sensitivity analysis table shows, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Subsequent to the acquisition of DRAFCO, the Company had not received any additional proceeds from new securitizations. However, the Company received $0.6 million of servicing fees and $0.5 million of other cash flows after the October 2003 acquisition of DRAFCO. The following table presents quantitative information about the loan balances, delinquencies and other assets managed with these securitized financial assets (in thousands):

	RV	Marine	Other	Total
Principal amount of loans	$3,485,921	$1,046,996	$11,629	$4,544,546
Less:
Loans securitized	(469,737)	(205,601)	—	(675,338)
Loans sold/transferred and retained for servicing	(814,915)	(213,420)	—	(1,028,335)
Loans held for sale or securitization	(21,846)	(2,491)	(262)	(24,599)

Loans held in portfolio	$2,179,423	$625,484	$11,367	$2,816,274

Principal amount of loans 60 days or more past due	$8,083	$3,904	$59	$12,046

Net credit losses—year ended December 31, 2003	$22,611	$5,804	$1,378	$29,793

NOTE 12—RELATED PARTY TRANSACTIONS

Loans to Directors and Officers

In 2000, the Company adopted an executive loan program for purchases of Company stock and an executive home loan/home lease program to assist with executive relocation to the Silicon Valley. Both programs were terminated in 2002 and all loans under these programs were repaid in 2002 in cash or in shares of the Company’s common stock. In addition, a wholly owned subsidiary of the Company purchased four homes that were leased to executives. At December 31, 2003, three of these homes had been sold and one continues to be leased to a former executive. Also in 2000, the Company extended a loan to a founder and director of the Company. The loan was repaid in full in August 2003.

Other

In the normal course of business, the Company’s broker-dealer subsidiaries make margin loans to its directors and employees, these loans are made on the same terms and conditions as with other non-affiliated customers.

The Company has entered into management retention agreements and/or employment agreements with its key executive officers. These agreements provide for annual base salary compensation, severance payments and the acceleration of option vesting and tax reimbursements under certain circumstances, in the event of termination of employment under defined circumstances within 18 months following a change of control in the Company, or in some circumstances, solely in the event of termination. Base salaries are subject to adjustments by the Company’s Board of Directors. See Note 21 for a discussion of events involving the employment agreement of the former CEO.

In the normal course of business, the Company has transactions with companies that are considered related parties. Through July 2002, SOFTBANK held more than 10% of the Company’s outstanding common stock and had a representative on the Company’s Board of Directors. SOFTBANK was a majority owner of E*TRADE Japan K.K. before it merged with SBI and is currently a majority owner of SBI. SOFTBANK is an investor in venture capital funds sponsored by the Company. The Company repurchased stock from SOFTBANK during 2001 at a discount from market price and repurchased the remainder of SOFTBANK’s interest in 2002, as is more fully disclosed in Note 18.

The Company also holds a joint interest in Thor Credit. As described in more detail in Note 7, the Company provides certain management and loan services to Thor Credit, which are related party transactions.

NOTE 13—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percent
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Money market accounts	1.36%	2.11%	$4,412,329	$4,036,682	35.3%	48.0%
Sweep deposit accounts	0.15%	—%	4,258,770	—	34.0	—
Certificates of deposit	3.36%	3.94%	3,234,139	3,720,959	25.8	44.3
Brokered certificates of deposit	2.78%	2.79%	292,476	400,581	2.4	4.8
Passbook savings accounts	1.78%	2.50%	809	292	—	—
Checking accounts:
Interest-bearing	0.80%	1.06%	315,351	241,798	2.5	2.9
Non-interest-bearing	—%	—%	612	21	—	—

Total			$12,514,486	$8,400,333	100.0%	100.0%

Deposits, classified by rates are as follows (in thousands):

	December 31,
	2003	2002
0.00%–1.99%	$9,717,635	$1,636,708
2.00%–3.99%	1,818,458	5,385,945
4.00%–5.99%	588,116	762,407
6.00%–7.99%	390,274	615,270
8.00%–9.99%	3	3

Total	$12,514,486	$8,400,333

At December 31, 2003, scheduled maturities of certificates of deposit were as follows (in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	>5 Years	Total
Less than 4.00%	$1,980,846	$342,030	$118,173	$26,398	$79,583	$1,192	$2,548,222
4.00%-5.99%	229,450	106,596	104,916	131,928	4,953	10,273	588,116
6.00%-7.99%	142,598	240,561	3,451	1,079	1,188	1,397	390,274
8.00%-9.99%	3	—	—	—	—	—	3

Total	$2,352,897	$689,187	$226,540	$159,405	$85,724	$12,862	$3,526,615

Scheduled maturities of certificates of deposit with denominations greater than or equal to $100,000 were as follows (in thousands):

	December 31,
	2003	2002
Three months or less	$238,420	$169,564
Three through six months	116,993	142,625
Six through twelve months	257,854	411,613
Over twelve months	367,979	398,370

Total	$981,246	$1,122,172

Interest expense on deposits in the past three years is summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Money market accounts	$73,620	$89,082	$65,047
Sweep deposit accounts	1,313	—	—
Certificates of deposit	185,574	244,140	351,133
Brokered certificates of deposit	10,147	5,975	1,810
Passbook savings accounts	14	7	12
Checking accounts	2,496	2,501	4,872

Total	$273,164	$341,705	$422,874

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $2.4 million at December 31, 2003 and $6.0 million at December 31, 2002.

E*TRADE FINANCIAL Sweep Deposit Account Relationship

In 2003, the Company introduced the E*TRADE FINANCIAL Sweep Deposit Account (“SDA”). The SDA is a Sweep product that transfers Brokerage Segment customer balances, previously held in money market funds not on our balance sheets, to the Banking Segment. The Bank holds these funds as customer deposits in FDIC-insured NOW and money market deposit accounts. The Banking Segment pays the Brokerage Segment a negotiated fee on the average SDA balances, which is eliminated in consolidation.

NOTE 14—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The maturities of borrowings at December 31, 2003 and total borrowings at December 31, 2002 are shown below (dollars in thousands):

	FHLB Advances	Subordinated Debentures	Repurchase Agreements and Other Borrowings	Total	Weighted- Average Interest Rate
Due in:
2004	$560,000	$—	$5,265,498	$5,825,498	1.25%
2005	210,000	—	100,000	310,000	2.23%
2006	100,000	—	—	100,000	1.17%
2007	50,000	—	—	50,000	6.96%
2008—Thereafter	—	201,665	—	201,665	5.47%

Total borrowings at December 31, 2003	$920,000	$201,665	$5,365,498	$6,487,163

Total borrowings at December 31, 2002	$1,310,300	$—	$5,918,622	$7,228,922

FHLB Advances

The Bank subsidiary had $720 million floating-rate and $200 million fixed-rate FHLB advances at December 31, 2003. The floating-rate advances adjust quarterly based on the London InterBank Offering Rate (“LIBOR”). The Bank is required to be a member of the FHLB System and maintains a FHLB investment at least equal to the greater of: one percent of the unpaid principal balance of its residential mortgage loans; one percent of 30 percent of its total assets; or one-twentieth of its outstanding FHLB advances. In addition, the Bank must maintain qualified collateral equal to 85 to 90 percent of its advances, depending on the collateral type. These advances are secured with the Bank’s specific mortgage loan collateral and mortgage-backed securities. The one-

to four-family first-mortgage whole loans and mortgage-backed securities pledged as collateral totaled $2.6 billion at December 31, 2003 and 2002.

Subordinated Debentures

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. During the year ended December 31, 2003, ETBH formed five of these trusts. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. ETBH uses the proceeds from the sale of securities to purchase subordinated debentures issued by ETBH, guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution. Both the interest on the subordinated debentures issued by ETBH and the dividends paid on the Floating Rate Cumulative Preferred Securities are paid semi-annually or quarterly and are based upon variable rates from 2.85% to 3.25% above the three-month LIBOR interest rate.

Repurchase Agreements and Other Borrowings

The Company sells securities under agreements to repurchase similar securities. Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes and the obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheets. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. If the counterparty in a repurchase agreement fails to perform, the Company might incur an accounting loss for the excess collateral posted with the counterparty. At December 31, 2003, there were no counterparties with whom the Company’s amount at risk exceeded 10% of our shareholders’ equity. Included in repurchase agreements and other short-term borrowings at December 31, 2003 are $81.9 million of overnight and other short-term borrowings from the Federal Reserve Bank in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company pledged $801.8 million of securities and mortgage loans to secure these borrowings.

Information about borrowings under fixed- and variable- rate coupon repurchase agreements and other short-term borrowings is summarized as follows (in thousands):

	December 31,
	2003	2002
Weighted-average balance during the year (calculated on a daily basis)	$5,976,730	$3,835,442
Weighted-average interest rate:
During the year (calculated on a daily basis)	2.68%	3.91%
At year-end	1.30%	1.04%
Maximum month-end balance during the year	$6,696,506	$6,628,670
Balance at year-end	$5,365,498	$5,918,622
Securities and loans underlying the repurchase agreements at the end of the year:
Carrying value, including accrued interest	$5,485,984	$5,873,120
Estimated market value	$5,477,099	$5,851,577

NOTE 15—CONVERTIBLE SUBORDINATED NOTES

6.75% Convertible Subordinated Notes Due May 2008

In May 2001, the Company completed a private offering of an aggregate principal amount of $325 million of convertible subordinated notes due May 2008. The notes are convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The notes bear interest at 6.75%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. Original debt issuance costs of $10.5 million are included in other assets and are being amortized to interest expense over the term of the notes.

6.00% Convertible Subordinated Notes Due February 2007

In February and March 2000, the Company completed a private offering of an aggregate principal amount of $650 million of convertible subordinated notes due February 2007. The notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share (15.7 million shares based on the $370.3 million principal amount of notes outstanding at December 31, 2003). The notes bear interest at 6.00%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. Debt issuance costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. Through December 31, 2003, approximately $8.1 million had been amortized and reflected in corporate interest expense and $6.4 million removed in connection with the extinguishment of the $279.7 million of debt described below.

Gain on Early Extinguishment of Debt

The Company recorded no gain on early extinguishment of debt in 2003, $5.3 million in 2002 and $49.3 million in 2001. In 2002, gain on early extinguishment of debt included an $8.6 million gain from the retirement of $64.9 million of the Company’s 6.00% convertible subordinated notes in exchange for approximately 6.5 million shares of the Company’s common stock, offset by a $3.3 million loss recorded as a result of the early redemption of $100 million adjustable rate advances from the FHLB. In 2001, gain on early extinguishment of debt included a $59.9 million gain from the retirement of $214.8 million of the Company’s 6.00% convertible subordinated notes in exchange for approximately 19.2 million shares of the Company’s common stock and $15.3 million in cash, offset by a $10.6 million loss recorded as a result of the early redemption of $827 million of adjustable and fixed rate advances from the FHLB. The FHLB advances were entered into as a result of normal funding requirements of the Company’s banking operations. The loss consisted primarily of prepayment penalties and costs associated with these early redemptions.

NOTE 16—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Payables for Bank securities purchased, collateral not received	$35,947	$130,460
Accrued expenses	154,244	105,020
Taxes payable	92,468	96
Restructuring accrual (see Note 20)	45,331	70,156
Accounts payable	29,588	13,662
Other short-term borrowing arrangements	17,221	29,139
Capital lease obligations	896	4,397
Other	287,769	265,324

Total accounts payable, accrued and other liabilities	$663,464	$618,254

Payables for Bank Securities Purchased, Collateral Not Received

The Bank has payables to third-party brokers for mortgage-backed securities the Bank committed to buy, but did not receive from the brokers by the settlement date. The Bank’s interest rate risk exposure related to this payable is mitigated by its commitments to sell mortgage-backed securities to other third-party brokers at a fixed price.

Other Short-Term Borrowing Arrangements

The principal source of financing for E*TRADE Clearing’s margin lending activity is cash balances in customers’ accounts and financing obtained from other broker-dealers through E*TRADE Clearing’s stock loan program. E*TRADE Clearing also maintains financing facilities with banks totaling $325.0 million to finance margin lending. There was none outstanding under these lines at December 31, 2003 and $5.5 million at December 31, 2002. The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 3.00% to 3.25% above LIBOR (4.12% to 4.37% at December 31, 2003). The Company had approximately $17.2 million of principal outstanding under these loans at December 31, 2003.

NOTE 17—INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands)

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$82,087	$—	$160
Foreign	5,894	(4,209)	(2,099)
State	18,917	6,762	1,629

Total current	106,898	2,553	(310)

Deferred:
Federal	(5,798)	77,840	(6,409)
Foreign	5,418	—	—
State	5,870	4,729	(13,166)

Total deferred	5,490	82,569	(19,575)

Income tax expense (benefit)	$112,388	$85,122	$(19,885)

The components of pre-tax income (loss) before minority interest in subsidiaries are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Domestic	$312,194	$198,339	$(214,281)
Foreign	(1,840)	(4,398)	(46,656)

Total pre-tax income (loss)	$310,354	$193,941	$(260,937)

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carry-forwards that created deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Reserves and allowances	$18,680	$4,128
Net unrealized gain on equity investments and Bank assets held-for-sale	28,240	70,152
Net operating loss carry-forwards	74,713	85,873
Depreciation and amortization	6,089	15,713
Deferred compensation	9,881	13,781
Capitalized technology development	14,400	12,033
Tax credits	16,130	9,905
Restructuring reserve and related write-downs	74,948	75,354
Other	10,207	10,488

Total deferred tax assets	253,288	297,427

Deferred tax liabilities:
Internally developed software	(14,076)	(29,518)
Acquired intangibles	(52,688)	(75,163)
Basis differences in investments	(10,713)	22,918
Purchased software	(3,024)	(3,024)
Retained servicing rights	(9,831)	104
Other	(8,256)	(8,274)

Total deferred tax liabilities	(98,588)	(92,957)
Valuation allowance	(70,156)	(92,246)

Net deferred tax asset	$84,544	$112,224

The Company maintains a valuation allowance of $70.2 million and $92.2 million at December 31, 2003 and 2002, respectively, on the deferred tax assets, as full realization of net operating loss carry-forwards related to certain foreign countries and Federal net operating losses and capital loss carry-forwards are not expected. The decrease in these valuation allowances in 2003 is primarily related to the reversal of valuations allowance on capital loss carry-forwards, as a result of the Company’s investment gains on SBI.

The effective tax rates differed from the Federal statutory rates as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of Federal tax benefit	3.5	4.7	(3.2)
Nondeductible acquisition costs	—	—	0.1
Nondeductible compensation	0.3	1.0	3.9
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	3.8	(1.3)	7.7
Amortization of goodwill	—	—	3.4
Change in valuation allowance	(5.2)	5.4	13.9
Other	(1.2)	(0.9)	1.6

Effective tax rate	36.2%	43.9%	(7.6)%

The Company has not provided deferred income taxes on approximately $31.6 million of undistributed earnings in its foreign subsidiaries at December 31, 2003, as it is the Company’s intention to permanently reinvest such earnings.

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $67.4 million for Federal income tax purposes. These carry-forwards expire through 2022. The extent to which the loss carry-forwards can be used to offset future taxable income may be limited.

NOTE 18—SHAREHOLDERS’ EQUITY

Shares Exchangeable into Common Stock

In August 2000, EGI Canada Corporation issued approximately 9.4 million Exchangeable Shares in connection with the Company’s acquisition of E*TRADE Technologies. Holders of Exchangeable Shares have dividend, voting and other rights equivalent to those of E*TRADE’s common shareholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for E*TRADE common stock. The Company may redeem all outstanding Exchangeable Shares for E*TRADE common stock after August 23, 2005 or earlier under certain circumstances. In the past three years, Exchangeable Shares were converted as follows: 0.2 million in 2003, 0.2 million in 2002 and 2.3 million in 2001. At December 31, 2003, approximately 1.4 million Exchangeable Shares were outstanding.

Stock Repurchases

In 2003, the Company’s Board of Directors approved a new $100.0 million repurchase program. The open-ended plan provides the flexibility to buy back common stock and retire debt or a combination of both. At December 31, 2003, no common stock had been repurchased and no debt had been retired under the plan. As of February 27, 2004, the Company had not retired any debt, but had repurchased 1.8 million shares for an aggregate amount of $25.1 million under this program.

In 2002, the Company repurchased and retired 10.2 million shares of common stock for an aggregate purchase price of $43.5 million. In addition, the Company retired an additional 5.0 million shares of common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable. In 2001, the Company repurchased and retired approximately 37.5 million shares of common stock for an aggregate purchase price of approximately $239.1 million. Except for 7.0 million shares repurchased in 2001, these shares were repurchased under a multi-year stock buyback program approved by the Company’s Board of Directors in September 2001. Of the 52.7 million shares of common stock repurchased and retired, approximately 30.4 million shares were purchased in three private transactions with SOFTBANK Holdings, Inc., who was a significant shareholder of the Company, for approximately $195.9 million. Of this total, 20.0 million shares were purchased at a price of $7.28 per share, which represented a discount from the market price on the day of sale.

Deferred Stock Compensation

During 2003, the Company issued 1.7 million shares of restricted stock to executive officers, thereby increasing the amount of deferred stock compensation in the consolidated balance sheets by $13.4 million, the fair market value of the shares on the date of grant. The officers’ right to retain these shares does not vest in any part until the five-year anniversary of the date of grant, at which time the rights to retain the shares vest in full. The Company will recognize compensation expense related to these shares ratably over the five-year vesting period.

In 2001, in connection with the issuance of 4.7 million shares of restricted common stock to the Company’s former CEO, the Company recorded deferred stock compensation of $29.3 million, the fair market value of the shares on the date of grant. This amount was being amortized to expense ratably over an 18 month to five-year period.

In May 2002, in connection with a new employment agreement, the former CEO transferred 3.2 million shares of previously awarded unvested restricted stock to a subsidiary trust of the Company (a “Rabbi Trust”) and agreed to have such shares, as they vest, used to reduce the amount of future Supplemental Executive Retirement Plan (“SERP”) contributions otherwise due on his behalf. Effective January 23, 2003, the Company’s former CEO resigned from the Company. As a result, his 3.2 million unvested shares of restricted common stock previously transferred to the Rabbi Trust were canceled in 2003. As a result of the cancellation of these restricted shares, deferred stock compensation in shareholders’ equity was reduced in 2003 by $19.5 million. Concurrent with his resignation in 2003, the Company reversed $3.7 million of compensation expense accrued in 2002 for the unvested portion of the Former CEO’s restricted stock. See Note 20.

Additionally, in 2001, in connection with the issuance of 1.4 million shares of restricted common stock to certain executive officers, the Company recorded deferred stock compensation of $12.9 million (net of cancellations of $2.4 million), the fair market value of the shares on the date of grant. This amount is being amortized to expense ratably over the period in which restrictions are removed on the related shares of restricted common stock, generally four years.

Amortization of deferred stock compensation was $2.3 million for 2003, $8.7 million for 2002 and $9.1 million for 2001.

NOTE 19—EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company’s stock option plans provide for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company’s common stock at a price determined by the Board of Directors at the date the option is granted. The options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant, however, approximately 6.1 million options were granted to non-executive employees in 2003 that vest over one year.

In July 1996, the Company’s shareholders approved the 1996 Stock Incentive Plan (the “1996 Plan”) and reserved 16,000,000 shares of common stock for future grants. In addition, all shares then currently reserved to the predecessors to the 1996 Plan were incorporated into the 1996 Plan. The 1996 Plan was subsequently amended by the shareholders to increase the maximum number of shares of common stock authorized for issuance under the plan to 85,399,992 shares. The shareholders also authorized an additional amendment to the 1996 Plan to automatically increase the number of shares available to be issued in the 1996 Plan in each of the four years beginning 2002 by a number of shares equal to 5% of the number of shares of common stock of the Company outstanding on the last trading date of December of the immediately preceding year. At January 1, 2002, 17,379,624 shares were added to the 1996 Stock Plan pursuant to this amendment, called an “evergreen provision,” for a total of 102,779,616 shares authorized under the Plan; an additional 17,983,579 shares were added on January 1, 2003. The Board of Directors has decided to forego the additional shares under the evergreen provision that would have been added on January 1, 2004.

The 1996 Plan is divided into five component plans, which provide for grants of options to purchase shares of common stock to employees, officers and directors. Except as discussed below, exercise prices are equal to the fair market value of the shares on the grant date. The Company has also assumed option plans as a result of acquisitions in the past. No additional grants will be made under these acquired plans.

The Company granted stock options below market value of 44,000 in 2003, 28,000 in 2002 and 180,000 in 2001. The expense recorded for the estimated fair value of the options was $0.1 million in 2003, $0.2 million in 2002 and $0.9 million in 2001. No options were granted at prices greater than market value on the date of grant in the past three years. Concurrent with the former CEO’s resignation in 2003, the Company extended the expiration date of his previously vested options to purchase 5.4 million shares of common stock at a weighted-average price of $20.33 per share to January 2004; as all options were fully vested at January 23, 2003, none were canceled. As a result of this, the Company recorded compensation expense for in-the money options of $46,000 in 2003.

A summary of stock option activity follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2000:	46,187	$11.78
Granted	14,281	$6.67
Exercised	(7,218)	$3.18
Canceled	(7,135)	$14.97

Outstanding at December 31, 2001:	46,115	$11.05
Granted	5,300	$7.61
Exercised	(2,568)	$4.33
Canceled	(7,419)	$13.10

Outstanding at December 31, 2002:	41,428	$10.66
Granted	15,702	$5.84
Exercised	(8,543)	$5.36
Canceled	(4,203)	$11.22

Outstanding at December 31, 2003	44,384	$9.92

The options available for grant, as well as the options exercisable and the associated weighted-average exercise price are shown in the following table (shares in thousands):

	Year Ended December 31,
	2003		2002	2001
Options available for grant	10,959	(1)	20,465	1,323
Options exercisable	29,939		27,147	23,231
Options exercisable weighted-average exercise price	$10.83		$11.40	$11.68

(1)	Upon registration of the evergreen provision, options available for grant will increase by approximately 18.0 million shares.

The following table summarizes information on outstanding and exercisable stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Option Exercise Price	Number Outstanding (in thousands)	Weighted- Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 0.01–$3.81	7,682	7.65	$3.30	7,202	$3.27
$ 3.85–$5.73	8,122	6.92	$4.81	5,969	$4.84
$ 5.74–$7.09	7,608	7.05	$6.65	5,598	$6.70
$ 7.20–$9.46	7,987	8.69	$7.89	1,553	$8.10
$ 9.48–$14.44	3,875	8.34	$10.92	1,140	$11.96
$14.88–$24.27	3,744	6.23	$18.95	3,184	$19.08
$24.31–$58.19	5,366	5.83	$27.80	5,293	$27.81

$ 0.01–$58.19	44,384	7.32	$9.92	29,939	$10.83

Stock Purchase Plan

In July 1996, the Company’s shareholders approved the 1996 Stock Purchase Plan (the “1996 Purchase Plan”), and reserved 2,600,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods. During 2002, the reserved shares of the 1996 Purchase Plan were reduced to zero, with 341,904 additional shares remaining to be purchased by employees. In May 2002, the Company’s shareholders approved an increase in the authorized shares by 341,904, which were subsequently purchased by employees. As a result, these shares were accounted for as variable plan options on which the Company recognized a charge of $0.4 million in 2002 during the time they were in escrow. Also in May 2002, the shareholders of the Company approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. At December 31, 2003, 3,428,519 shares were available for purchase under the 2002 Purchase Plan.

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

The Company’s calculations were made using the Black-Scholes option-pricing models with the following weighted-average assumptions applied to grants made in the following periods:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	—	—	—
Expected volatility	66%	71%	74%
Risk-free interest rate	3%	4%	5%
Expected life of option following vesting (in months)	19	36	32

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

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted-average fair values of option grants under SFAS No. 123 were $2.83 for 2003, $4.69 for 2002 and $4.14 for 2001.

Supplemental Executive Retirement Plan

The Board of Directors adopted the SERP for certain executive officers in 2001, which was terminated in April 2003. The Company made cash contributions to the SERP of $15.6 million in 2002 and $12.1 million in 2001. The Company did not make any contributions in 2003 and recovered approximately $6 million of cash previously contributed to the SERP in October 2003. The Company recognized $24.5 million in compensation expense for 2001 related to the SERP. In 2002, the Company recognized a benefit of $16.1 million in executive agreement and loan settlement related to the return of vested benefits in the SERP by the Company’s former CEO.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $8.7 million for 2003, $8.1 million for 2002 and $8.8 million for 2001.

NOTE 20—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Year Ended December 31,
	2003	2002	2001
2003 Restructuring Plan	$112,970	$—	$—
2001 Restructuring Plan	16,390	11,385	202,765
Other exit activity	5,201	5,134	—

Total restructuring and other exit charges	$134,561	$16,519	$202,765

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”). The 2003 Restructuring Plan has two elements: facility consolidation and the exit and write-off of unprofitable product offerings and initiatives. The Company completed the 2003 Restructuring Plan for a total 2003 restructuring charge of approximately $113.0 million.

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other Exit Activity	Total
Original 2003 Restructuring Plan for 2003	$55,010	$57,960	$112,970
Cash payments	(11,007)	(16,369)	(27,376)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	$24,749	$3,221	$27,970

Facility Consolidation

The facility consolidation charge for the 2003 Restructuring Plan for 2003, was $55.0 million, primarily representing charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities in offices located in Menlo Park and Rancho Cordova, California. The charge also includes a non-cash charge of leasehold improvements and furniture and fixtures totaling $19.3 million. The charge did not include relocation costs, which are expensed as incurred.

Other Exit Activity

The other exit activity charge for the 2003 Restructuring Plan for 2003, was $58.0 million related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In calculating these charges, the Company used the negotiated contract termination fees or the net book value of assets less the amount of estimated proceeds upon disposition, if any. The charge also includes a non-cash charge of $38.4 million related to the write-off of certain assets of unprofitable product lines including eAdvisor. These charges to the Company related to the exit of eAdvisor activity were approximately $15.3 million of which the Company’s net share was approximately $10.2 million. The remaining portion of $5.1 million was allocated to the eAdvisor joint venture partner, reflected as minority interest in subsidiaries, net of tax for 2003. Other charges include termination of consulting agreements, severance, cancellation penalties on services no longer required and restructuring of the Company’s Hong Kong brokerage operations.

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

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Original 2001 Restructuring Reserve:
Facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	128,469	52,532	21,764	202,765
Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543
2002 activity on original 2001 facility restructuring reserve:
Adjustments and additional charges recorded in 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	69,123	—	1,033	70,156
2003 activity on original 2001 facility restructuring reserve:
Adjustments and additional charges recorded in 2003	14,859	1,584	(53)	16,390
Cash payments	(67,453)	—	(808)	(68,261)
Non-cash charges	—	(924)	—	(924)

Restructuring liabilities at December 31, 2003	$16,529	$660	$172	$17,361

Facility Consolidation

The 2001 original facility restructuring charge included $128.5 million related to facility consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party sublease revenues. The charge also includes non-cash charges of leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs, which were expensed as incurred.

In 2002 and 2003, the Company recognized additional facility consolidation expenses as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall 2002 net increase also reflects the Company’s final negotiations to terminate a significant contractual lease obligation, which required a one time $33.0 million payment by the Company in 2003. In exchange, the Company received full release from its future lease obligations.

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

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities for the 2003 and 2001 Restructuring Plans at December 31, 2003, and their timing are as follows (in thousands):

		Sublease Income
Year	Facilities Obligations	Contracted	Estimate	Discounted Rents and Sublease	Net
2004	$15,242	$(2,184)	$284	$(1,343)	$11,999
2005	12,301	(2,305)	(581)	(1,025)	8,390
2006	11,885	(2,221)	(3,787)	(844)	5,033
2007	10,332	(1,302)	(3,439)	(646)	4,945
2008	7,538	(469)	(2,176)	(449)	4,444
Thereafter	9,271	—	(2,491)	(313)	6,467

Total	$66,569	$(8,481)	$(12,190)	$(4,620)	$41,278

Other Exit Charges

	Year Ended December 31,
	2003	2002
Exit of institutional research business	$4,917	$—
Exit of keyboard lending activities	2,747	—
Israel exit activity	1,435	—
(Gain) loss on exit of E*TRADE Bank AG (German subsidiary)	(3,898)	12,199
Subsequent recovery related to sale of E*TRADE @ Net Bourse S.A.	—	(3,513)
Resolution of obligation upon the liquidation of E*TRADE South Africa	—	(3,552)

Total other exit charges , net	$5,201	$5,134

Exit of Institutional Research Business

In December 2003, the Company exited its proprietary institutional research business located in Europe and recorded an exit charge of approximately $4.9 million. The charge was primarily related to severance and related tax amounts. In addition, the Company incurred costs related to cancellation of certain contracts and other legal fees.

Exit of Keyboard Lending Activities

During 2003, the Company exited its keyboard lending activities, which it originally entered into as a result of its acquisition of E*TRADE Consumer Finance in December 2002. This included the sale of substantially all of its keyboard loans (of approximately $100 million) and write-off of other assets, resulting in a loss of approximately $2.7 million. Contributions from keyboard lending activities were insignificant to the overall operating results of E*TRADE Consumer Finance.

Sale of German Subsidiary

The Company sold its German subsidiary to an unrelated party in March 2003 for $4.9 million in cash. The Company recorded an impairment loss on its German subsidiary at December 31, 2002, as a result of these negotiations. In addition, the Company will receive future services and technology assets for its European operations from the buyer valued at $5.1 million. The Company recorded these future services in other assets and will amortize the value of these services over the anticipated period during which it expects to receive the actual services. The Company recognized a gain of $3.9 million from the sale in 2003. The gain was primarily attributable to the terms of the agreement, which provided for a partial reimbursement to the Company for losses incurred through the regulatory approval period and to the appreciation in the EURO during the approval period.

NOTE 21—EXECUTIVE AGREEMENT AND LOAN SETTLEMENT

Executive Agreement

Effective January 23, 2003, the former CEO resigned from the Company. Concurrent with his resignation in 2003, the Company reversed $3.7 million of compensation expense accrued in 2002 for the unvested portion of the former CEO’s restricted common stock, held by a subsidiary trust of the Company.

In May 2002, the Company executed a new employment agreement (the “Employment Agreement”) with its former CEO, which included concessions resulting in a benefit to executive agreement and loan settlement in 2002. The Employment Agreement was effective May 2002 through his subsequent departure from the Company on January 23, 2003. Under this Employment Agreement, the former CEO’s base salary was reduced to zero and the former CEO became contractually entitled to a bonus payment to be determined and paid based on the Company’s meeting performance objectives. The Company met its 2002 performance objectives and a bonus of $4.0 million for the former CEO was accrued in 2002 and paid in January 2003.

The total benefit to the Company for amounts previously paid on the former CEO’s behalf or for amounts due to be paid in 2002 and waived under his revised employment agreement totaled $23.5 million and is reflected as a nonrecurring reduction in operating expenses in the consolidated statements of operations.

Loan Settlement

In connection with the renegotiation of the Company’s previous employment contract with the former CEO and as part of other contractual renegotiations undertaken by the Company, in August 2001 the Company cancelled a note receivable of $15.0 million from the former CEO related to the Company’s Home Loan/Home Lease Program, and agreed to reimburse $15.2 million in related taxes in return for the elimination of certain benefits contained in the former CEO’s prior employment agreement. This action also had the effect of eliminating the Company’s contractual obligation to cancel the note and reimburse related taxes in the event of a change of control of the Company. The total of $30.2 million is reflected as executive loan settlement in the 2001 consolidated statement of operations.

NOTE 22—INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2003		2002		2001
	Earnings per Share		Earnings per Share		Basic and Diluted EPS
	Basic	Diluted	Basic	Diluted
Income (loss) before cumulative effect of accounting change	$203,027	$203,027	$107,264	$107,264	$(241,532)
Cumulative effect of accounting change, net of tax	—	—	(293,669)	(293,669)	—

Net income (loss)	$203,027	$203,027	$(186,405)	$(186,405)	$(241,532)

Total weighted-average shares outstanding	358,320	358,320	355,090	355,090	332,370
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	6,495	—	4,300	—
Weighted-average warrants and contingent shares outstanding	—	2,546	—	1,661	—

Total weighted-average basic and diluted shares outstanding	358,320	367,361	355,090	361,051	332,370

Income (loss) per share before cumulative effect of accounting change	$0.57	$0.55	$0.30	$0.30	$(0.73)

Income (loss) per share	$0.57	$0.55	$(0.52)	$(0.52)	$(0.73)

Because the Company reported a net loss before and after cumulative effect of accounting change for 2001, the calculation of diluted net loss per share does not include common stock equivalents as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for 2001, there would have been an additional amount of shares for options outstanding of 6.7 million shares for 2001. In addition there would have been an additional amount of shares for warrants outstanding of 198,000 for 2001. For the three months ended December 31, 2003, diluted income before cumulative effect of accounting change per share and net income per share are calculated using the ‘if converted’ method, which includes the additional dilutive impact of the Company’s subordinated convertible debt assuming their conversion during the period. Under the ‘if converted’ method, the per share numerator excludes the interest expense from the convertible debt of $7.2 million and the denominator includes the shares issuable from the assumed conversion of the convertible debt of 45.4 million. For all other periods, the ‘if converted’ method is not used as its effect would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, therefore, the effect would be anti-dilutive (in thousands, except exercise price ranges):

	Year Ended December 31,
	2003	2002	2001
Options excluded from computation of diluted income (loss) per share	14,860	26,936	18,358
Exercise price ranges:
High	$58.19	$58.19	$58.19
Low	$7.97	$6.41	$8.20

Additionally, for all periods, options excluded from the calculation of diluted net income (loss) per share are approximately 45.4 million for 2003, 46.0 million for 2002 and 42.6 million for 2001 of common stock issuable under convertible subordinated notes. These shares have been excluded from the calculation as their effect would be anti-dilutive in the calculation of diluted income (loss) per share.

NOTE 23—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities and E*TRADE Clearing have elected to use the alternative method permitted by the Rule, which requires that E*TRADE Securities and E*TRADE Clearing maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	December 31, 2003
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$45,874	$45,624
E*TRADE Clearing LLC	36,502	270,229	233,727
Dempsey & Company, LLC	448	17,056	16,608
GVR Company, LLC	1,000	22,483	21,483
Engelman Securities, Inc.	307	1,345	1,038
E*TRADE Professional Trading, LLC	250	2,845	2,595
Versus Brokerage Service (U.S.) Inc.	100	594	494
E*TRADE Global Asset Management, Inc.	543	13,026	12,483
International broker-dealers	30,157	73,035	42,878

Totals	$69,557	$446,487	$376,930

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. To be categorized as “well capitalized” under the regulatory framework for prompt corrective action, the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets as set forth in the following table. As indicated in the table, at December 31, 2003 and 2002, all of the Bank’s capital ratios were in excess of the required for it to be categorized as a well capitalized institution. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2003:
Total Capital to risk-weighted assets	$1,232,674	11.30%	>$	872,421	>8.0%	>$	1,090,526	>10.0%
Tier I Capital to risk-weighted assets	$1,194,963	10.96%	>$	436,211	>4.0%	>$	654,316	>6.0%
Tier I Capital to adjusted total assets	$1,194,963	5.92%	>$	807,922	>4.0%	>$	1,009,902	>5.0%
At December 31, 2002:
Total Capital to risk-weighted assets	$988,127	11.70%	>$	675,608	>8.0%	>$	844,510	>10.0%
Tier I Capital to risk-weighted assets	$960,627	11.37%	>$	337,804	>4.0%	>$	506,706	>6.0%
Tier I Capital to adjusted total assets	$960,627	5.67%	>$	677,212	>4.0%	>$	846,515	>5.0%

The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at both December 31, 2003 and 2002.

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2003, approximately $206.3 million of the Bank’s capital was available for dividend declaration.

NOTE 24—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2013. Future minimum rental commitments under these leases are as follows (in thousands):

Operating Leases
Years ending December 31:
2004	$26,823
2005	22,446
2006	21,802
2007	20,581
2008	19,951
Thereafter	46,929

Future minimum lease payments	$158,532

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $31.4 million for 2003, $29.2 million for 2002 and $33.5 million for 2001.

In 2003 and 2001, the Company restructured many of its existing facilities and has consolidated some sites allowing for additional space to be available for sublease. These additional facilities are not included above. See Note 20 for information on these obligations.

NOTE 25—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and three counterparties. The Company has now settled with two counterparties, Fiserv Securities, Inc. and Wedbush Morgan Securities, in 2003 and 2004 for certain undisclosed amounts and other terms that are subject to confidentiality agreements. Litigation continues between the Company and the third counterparty, Nomura Securities, Inc. and certain of its affiliates (“Nomura”) in a lawsuit pending in the United States District Court for the District of Minnesota. In that action, Nomura is seeking approximately $10.0 million in damages and has asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorney’s fees, and other relief from the Company for conversion and breach of contract. Further, the Company has asserted claims and defenses against Nomura relating to the same amount and alleges, inter alia, that the defendants, which included Deutsche Bank AG, its affiliates and Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation. In May 2003, E*TRADE Securities and the Deutsche Bank entities and a former employee of Deutsche Bank entered into an agreement to settle the allegations with no admission of liability by the Deutsche defendants. Pursuant to that agreement, the Deutsche defendants, in exchange for certain monetary and other commitments, have been dismissed from the Company’s claims described above, and the parties are in the process of documenting mutual releases. The case remains pending with respect to all other defendants, including Nomura and its affiliates. Depositions in this matter have commenced. At this time, we are unable to predict the ultimate outcome of this dispute in relation to the parties with which we have not settled. However, the ultimate resolution of this litigation may be material to the Company’s operating results or cash flows for any particular period. The Company believes that its current reserves are adequate in view of its assessment of exposure at this time.

In April 2002, a putative class action was filed in the Superior Court of California and for the County of Orange entitled, “Lisa Arroyo, et al., v. E*TRADE Financial, et al. alleging that E*TRADE Mortgage misclassified certain classes of employees as “exempt,” rather than as “non-exempt” employees. The Company agreed to a proposed settlement and established a reserve under the terms of which the Company received an unconditional general release from all participating class members and in exchange paid a total of approximately $7.2 million (including payroll taxes and withholdings). Plaintiffs dismissed this action against the Company with prejudice on January 14, 2004.

Except as to matters that we have reported as settled or tentatively settled, we intend to defend vigorously against the foregoing claims. An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	December 31, 2003
	Fixed Rate	Variable Rate	Total
Commitments to purchase loans:
Mortgage loans	$69,135	$157,649	$226,784
Other loans	9,872	—	9,872

Total commitments to purchase loans	$79,007	$157,649	$236,656

Commitments to originate loans:
Mortgage loans	$254,644	$46,613	$301,257
Other loans	466,705	—	466,705

Total commitments to originate loans	$721,349	$46,613	$767,962

Commitments to sell mortgage loans	$232,470	$71,241	$303,711

Significant changes in the economy or interest rate influence the impact that these commitments and contingencies has on the Company in the future.

At December 31, 2003, the Bank had commitments to purchase $2.1 billion and sell $3.0 billion in securities. In addition, the Bank had approximately $2.4 billion of certificates of deposit scheduled to mature in less than one year and $2.3 billion of unfunded commitments to extend credit.

Guarantees

As part of business combinations completed during the last three years, the Company is obligated to make certain additional payments in cash and/or stock in the event certain milestones are achieved by the acquired entities. See Note 3 for further information.

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

Management has determined that the maximum potential liability at December 31, 2003 is $69.3 million based on all available information. During 2002, the aggregate potential liability to the Company was $86.1 million, of which $3.9 million was incurred and paid. The current carrying amount of the liability recorded at December 31, 2003 is $3.5 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

NOTE 26—	ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133.

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in other income (expenses) as the fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss for 2003 of $19.7 million, $22.4 million for 2002 and $5.8 million for 2001.

De-recognized Fair Value Hedges

During 2003, 2002 and 2001, certain fair value hedges were de-recognized and, therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-recognition is amortized to interest expense over the original forecasted period of the underlying transactions which were being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations. In 2003, 2002 and 2001, the Company recognized losses after the discontinuance of the hedge relationships of $3.0 million, $7.4 million and $10.0 million, respectively.

The following table summarizes information related to financial derivatives in fair value hedge relationships at December 31, 2003 (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (years)
At December 31, 2003:
Loans:
Pay fixed-interest rate swap	$656,000	$—	$(3,000)	$(3,000)	2.74%	1.16%	—%	2.63

Mortgage-Backed Securities:
Pay fixed-interest rate swap	182,000	—	(1,672)	(1,672)	4.21%	1.16%	—%	7.16
Purchased interest rate options:
Caps	100,000	4,948	—	4,948	N/A	N/A	5.87%	6.95
Forward starting swaps	82,000	3,191	—	3,191	7.05%	N/A	—%	14.81

Total MBS securities	364,000	8,139	(1,672)	6,467	4.21%	1.16%	5.87%	8.83

Investment Securities:
Pay fixed-interest rate swap	54,000	—	(1,049)	(1,049)	4.58%	1.15%	—%	9.38

Total fair value hedges	$1,074,000	$8,139	$(5,721)	$2,418	3.15%	1.16%	5.87%	5.07

At December 31, 2002:
Loans:
Pay fixed-interest rate swap	$405,000	$—	$(3,720)	$(3,720)	2.30%	1.38%	—%	1.71

Mortgage-Backed Securities:
Pay fixed-interest rate swap	2,873,500	—	(48,124)	(48,124)	4.09%	1.37%	—%	8.06
Purchased interest rate options:
Caps	350,000	8,362	—	8,362	N/A	N/A	5.68%	5.02
Floors	374,750	11,599	—	11,599	N/A	N/A	4.50%	6.19
Forward starting swaps	2,142,000	67,642	—	67,642	5.23%	N/A	N/A	10.09

Total MBS securities	5,740,250	87,603	(48,124)	39,479	4.09%	1.37%	5.19%	8.51

Investment Securities:
Pay fixed-interest rate swap	256,000	—	(12,749)	(12,749)	4.36%	1.71%	—%	5.44

Total fair value hedges	$6,401,250	$87,603	$(64,593)	$23,010	3.99%	1.38%	5.19%	7.96

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

The change in fair value for derivatives that hedge cash flows associated with time deposits, repurchase agreements, FHLB advances, dollar rolls and other borrowings and investment securities are reported in AOCI as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships decreased by $5.6 million during 2003. The amounts in AOCI are then included in interest expense as a yield adjustment in the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $42.0 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the forecasted issuance of liabilities over a maximum fifteen-year term.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of a hypothetical derivative created to match exactly the terms of the underlying debt being hedged, over-performs or has a greater increase in market value than the actual derivative used in the hedge relationship. The amount of over-performance is recognized from other comprehensive income immediately as interest expense and is re-measured on a quarterly basis.

Terminated Derivatives in Cash Flow Hedges

During the normal course of business, the Company terminates certain interest rate swaps and options. The notional amounts of the derivatives terminated and fair market value gain (loss) resulting from these interest swaps is shown in the following table (in thousands):

	Year Ended December 31,
	2003	2002	2001
Notional	$6,329,500	$4,645,300	$2,832,800
Fair market value of net gain (loss) recognized in AOCI	$45,927	$(289,209)	$(31,823)

The gain (loss) accumulated in AOCI on the derivative instruments terminated (as illustrated in the preceding table) will be included as interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 9 days to 9½ years. Interest expense included $125.8 million for 2003, $78.2 million for 2002 and $6.1 million for 2001 of amortization related to terminated interest rate swaps.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, at December 31, 2003 (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
At December 31, 2003:
Pay fixed interest rate swaps:
Time deposits	$450,000	$—	$(24,105)	$(24,105)	6.35%	1.46%	—%	1.52
Repurchase agreements	3,488,000	4,091	(46,196)	(42,105)	4.23%	0.80%	—%	7.44
Federal Home Loan Bank Advances	165,000	—	(2,409)	(2,409)	3.19%	1.16%	—%	2.77
Purchased interest rate options—caps(1)	1,000,000	47,322	—	47,322	—%	—%	2.98%	4.47
Forward purchase and sale agreements	335,500	—	(872)	(872)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,438,500	$51,413	$(73,582)	$(22,169)	4.42%	0.89%	2.98%	6.19

At December 31, 2002:
Pay fixed interest rate swaps:
Time deposits	$430,000	$—	$(42,547)	$(42,547)	6.56%	1.75%	—%	2.48
Repurchase agreements	1,621,000	—	(32,626)	(32,626)	3.52%	1.38%	—%	4.42
Federal Home Loan Bank Advances	635,000	—	(10,479)	(10,479)	3.04%	1.38%	—%	3.07

Total cash flow hedges	$2,686,000	$—	$(85,652)	$(85,652)	3.89%	1.44%	—%	3.79

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the consolidated statements of operations in other income (expense) as the fair value adjustments of financial derivatives. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Year Ended December 31,
	2003	2002	2001
Fair value hedges	$(19,711)	$(22,379)	$(5,791)
Cash flow hedges	4,374	10,717	2,679

Total fair value adjustments of financial derivatives	$(15,337)	$(11,662)	$(3,112)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. IRLCs expose the Company to interest rate risk. At December 31, 2003, the fair value of these IRLCs was $2.0 million. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as Forward Sale Agreements. Changes in the fair value of these derivatives are included in the consolidated statements of operations as gain on sales of loans held-for-sale and securities, net or gain on sales of originated loans based on whether the loan was purchased or originated. The net change in the IRLCs and the related hedging instruments resulted in net losses of $3.0 million in 2003 and $2.6 million in 2002.

The Company also designates fair value hedge relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. The marks-to-market of the mortgage forwards are included in the net change of the IRLC’s and the related hedging instruments disclosed above. The marks-to-market of the closed loans recorded for 2003 was $4.1 million. Changes in the fair value of these closed loans are included in the consolidated statements of operations as gain on sales of loans held-for-sale and securities, net or gain on sales of originated loans based on whether the loan was purchased or originated.

Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk that results from interest rate swaps and purchased options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have certain derivative contracts with unrealized losses of $79.2 million at December 31, 2003. These agreements required the Company to pledge approximately $85.4 million of its mortgage-backed and investment securities as collateral.

While the Company does not expect that any counterparty will fail to perform, the following table shows the maximum exposure, or net credit risk, associated with each counterparty to interest rate swaps and purchased interest rate options. At December 31, 2003 are as follows (in thousands):

Counterparty	Credit Risk
Salomon Brothers	$9,101
Deutsche Bank	6,816
Bank of America	4,091

Total	$20,008

NOTE 27—FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

Borrowings—For adjustable-rate borrowings, fair value is estimated to be carrying value. For fixed-rate borrowings, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate borrowings of similar remaining maturities.

Securities sold under agreements to repurchase—Fair value is estimated to be the carrying value because the rates on these borrowings reset regularly.

Subordinated notes—Fair value is estimated using quoted market prices.

FHLB stock—Cost is considered to be a reasonable estimate of fair value because the FHLB has historically redeemed these securities at cost.

Financial derivatives and off-balance instruments—The fair value of financial derivatives and off-balance sheet instruments is the amount the Company would pay or receive to terminate the agreement as determined from quoted market prices which is equal to the carrying value.

Commitments to purchase and originate loans—The fair value is estimated by calculating the net present value of the anticipated cash flows associated with IRLCs.

The fair value of financial instruments whose estimated fair values were different than their carrying values is summarized below (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans receivable and loans held-for-sale, net	$9,131,393	$9,049,197	$7,365,720	$7,353,175
Equity method and other investments	$49,306	$49,306	$113,196	$111,895
Liabilities:
Deposits	$12,514,486	$12,311,009	$8,400,333	$8,539,347
Securities sold under agreements to repurchase	$5,283,609	$5,257,531	$5,628,338	$5,827,107
Other borrowings by Bank subsidiary	$1,203,554	$1,225,480	$1,600,584	$1,728,651
Subordinated notes	$695,330	$775,743	$695,330	$553,893

NOTE 28—SEGMENT AND GEOGRAPHIC INFORMATION

In continuing to evaluate current operations, beginning in 2003, the Company revised its management reporting to reflect the manner in which its chief operating decision maker assesses Company performance and makes resource allocation decisions. As a result, the Company separates its financial services into two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international

•	Institutional operations—both domestic and international, as well as market-making activities

•	Corporate operations—E*TRADE Financial Corporate Services and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products and an independent network of ATMs

•	Institutional operations—global asset management activities

•	Corporate operations—certain money management programs

The Company previously reported its Global and Institutional operations as a separate reporting segment. The consolidation, restructuring and exit of certain international brokerage operations beginning in 2001 and continuing through 2003 allowed the Company to provide these services on consolidated platforms. As a result, these operations are now managed and directed under a single brokerage officer.

The Company evaluates the performance of its segments based on segment contribution (net revenues and operating income). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs and revenues or based upon specific operating criteria. In prior years, these costs were included in the Domestic Retail Brokerage Segment. Financial information for the Company’s reportable segments is presented in the following tables. The following amounts for 2003, 2002 and 2001 have been presented to conform to the revised segment format (in thousands):

	Year Ended December 2003
	Brokerage	Banking	Eliminations(1)	Total
Net revenues:
Commissions	$337,468	$—	$—	$337,468
Principal transactions	229,846	—	—	229,846
Interest income	144,379	748,527	—	892,906
Interest expense	(10,305)	(475,824)	—	(486,129)
Gain on sales of originated loans	—	192,467	—	192,467
Gain on sales of loans held-for-sale and securities, net	—	97,261	—	97,261
Provision for loan losses	—	(38,523)	—	(38,523)
Other revenues	186,457	80,730	(8,775)	258,412

Net revenues	887,845	604,638	(8,775)	1,483,708

Cost of services and operating expenses:
Cost of services	408,648	209,737	—	618,385
Selling and marketing	120,695	61,146	(8,775)	173,066
Technology development	47,541	13,200	—	60,741
General and administrative	132,685	123,024	—	255,709
Amortization of other intangibles	21,213	11,810	—	33,023
Acquisition-related expenses	2,202	(343)	—	1,859
Restructuring and other exit charges	106,945	27,616	—	134,561

Total cost of services and operating expenses	839,929	446,190	(8,775)	1,277,344

Operating income	$47,916	$158,448	$—	$206,364

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product, which was initiated in 2003. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as marketing expense as it is a fee associated with deposit gathering activity and the Brokerage Segment reflects this payment as other revenue as it is a fee for access to customers.

	Year Ended December 31, 2002
	Brokerage	Banking	Total
Net revenues:
Commissions	$294,791	$—	$294,791
Principal transactions	223,531	—	223,531
Interest income	182,103	767,587	949,690
Interest expense	(12,515)	(548,659)	(561,174)
Gain on sales of originated loans	—	128,506	128,506
Gain on sales of loans held-for-sale and securities, net	—	80,256	80,256
Provision for loan losses	—	(14,664)	(14,664)
Other revenues	174,263	50,665	224,928

Net revenues	862,173	463,691	1,325,864

Cost of services and operating expenses:
Cost of services	392,828	174,396	567,224
Selling and marketing	158,580	45,033	203,613
Technology development	46,072	9,640	55,712
General and administrative	126,891	83,754	210,645
Amortization of other intangibles	17,628	10,630	28,258
Acquisition-related expenses	10,763	710	11,473
Restructuring and other exit charges	14,814	1,705	16,519
Executive agreement	(16,561)	(6,924)	(23,485)

Total cost of services and operating expenses	751,015	318,944	1,069,959

Operating income	$111,158	$144,747	$255,905

	Year Ended December 31, 2001
	Brokerage	Banking	Total
Net revenues:
Commissions	$377,704	$—	$377,704
Principal transactions	157,949	—	157,949
Interest income	305,581	859,042	1,164,623
Interest expense	(86,489)	(691,806)	(778,295)
Gain on sales of originated loans	—	95,478	95,478
Gain on sales of loans held-for-sale and securities, net	—	70,104	70,104
Provision for loan losses	—	(7,476)	(7,476)
Other revenues	156,690	38,587	195,277

Net revenues	911,435	363,929	1,275,364

Cost of services and operating expenses:
Cost of services	464,675	130,915	595,590
Selling and marketing	210,229	43,193	253,422
Technology development	83,478	5,239	88,717
General and administrative	152,005	84,348	236,353
Amortization of other intangibles	27,409	15,682	43,091
Acquisition-related expenses	11,059	115	11,174
Restructuring and other exit charges	141,854	60,911	202,765
Executive agreement	22,960	7,250	30,210

Total cost of services and operating expenses	1,113,669	347,653	1,461,322

Operating income (loss)	$(202,234)	$16,276	$(185,958)

The total assets at December 31, 2003 and 2002 for each segment are shown below:

	Brokerage	Banking	Total
At December 31, 2003	$5,617,188	$20,432,028	$26,049,216
At December 31, 2002	$4,322,111	$17,133,814	$21,455,925

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted through offices in Europe, Japan, Canada and South East Asia. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts (in thousands):

	United States	Europe	South East Asia	Rest of World (1)	Total
Net revenues:
Year ended December 31, 2003	$1,361,766	$67,815	$10,384	$43,743	$1,483,708
Year ended December 31, 2002	$1,224,331	$56,554	$6,696	$38,283	$1,325,864
Year ended December 31, 2001	$1,173,059	$55,237	$17,127	$29,941	$1,275,364
Long-lived assets:
At December 31, 2003	$283,618	$7,442	$1,537	$8,661	$301,258
At December 31, 2002	$354,359	$6,559	$3,599	$6,427	$370,944

(1)	Comprised primarily of Canada

No single customer accounted for greater than 10% of gross revenues for 2003, 2002 and 2001.

NOTE 29—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed balance sheets, statements of operations and cash flows:

BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS

Cash and equivalents	$82,565	$97,740
Property and equipment, net	186,412	230,354
Investments	40,669	25,709
Equity in net assets of bank subsidiary	1,021,430	805,861
Equity in net assets of other consolidated subsidiaries	1,367,778	1,174,151
Receivable from subsidiaries	87,799	—
Other assets	76,350	122,516

Total assets	$2,863,003	$2,456,331

LIABILITIES AND SHAREHOLDERS’ EQUITY

Convertible subordinated notes	$695,330	$695,330
Other liabilities	249,380	153,857
Payable to subsidiaries	—	101,355
Shareholders’ equity	1,918,293	1,505,789

Total liabilities and shareholders’ equity	$2,863,003	$2,456,331

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Management fees from subsidiaries	$312,780	$266,429	$350,313
Other	167	3,004	15,799

Net revenues	312,947	269,433	366,112

Cost of services	115,614	123,662	190,983

Operating expenses:
Selling and marketing	10,988	7,408	8,656
Technology development	43,772	37,232	62,793
General and administrative	98,576	102,956	126,790
Amortization of goodwill	—	—	6,361
Acquisition-related expenses	317	3,589	493
Facility restructuring and other exit charges	115,412	25,524	153,609
Executive agreement and loan settlement	—	(23,485)	30,210

Total operating expenses	269,065	153,224	388,912

Total cost of services and operating expenses	384,679	276,886	579,895

Operating loss	(71,732)	(7,453)	(213,783)

Non-operating income (expense):
Corporate interest income	1,445	7,990	19,233
Corporate interest expense	(44,468)	(46,197)	(52,489)
Gain (loss) on investments	15,668	(8,356)	(43,438)
Equity in income (loss) of investments	14,584	9,932	(6,232)
Unrealized losses on venture funds	(5,533)	(9,683)	(34,716)
Fair value adjustments of financial derivatives	—	—	(3,736)
Gain on early extinguishment of debt	—	8,669	59,921
Other	348	(1,753)	7,268

Total non-operating expense	(17,956)	(39,398)	(54,189)

Pre-tax loss	(89,688)	(46,851)	(267,972)
Income tax benefit	(57,821)	(8,080)	(51,390)

Loss before cumulative effect of accounting change	(31,867)	(38,771)	(216,582)
Cumulative effect of accounting change, net	—	(226,415)	—
Equity in income of Bank subsidiary	133,632	113,514	55,852
Equity in income (losses) of other consolidated subsidiaries	101,262	(34,733)	(80,802)

Net income (loss)	203,027	(186,405)	(241,532)
Other comprehensive income (loss), net of tax	141,480	(34,080)	(139,475)

Total comprehensive income (loss)	$344,507	$(220,485)	$(381,007)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$203,027	$(186,405)	$(241,532)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed income of Bank subsidiary	(133,632)	(113,514)	(55,852)
Equity in undistributed (income) loss of other subsidiaries	(101,262)	34,733	80,802
Equity in net (income) loss of investments	(14,584)	(9,933)	7,987
Depreciation and amortization	57,668	72,879	115,495
(Gain) loss on investments and impairment charges	(93)	8,356	52,716
Unrealized loss on venture fund	4,103	8,621	23,607
Non cash restructuring costs and other exit charges	30,770	29,336	81,969
Cumulative effect of accounting change	—	229,316	—
Gain on early extinguishment of debt	—	(8,669)	(59,921)
Other	(1,348)	4,844	13,358
Other changes, net:
Other assets and liabilities, net	(32,691)	95,817	(159,871)
Increase (decrease) in restructuring liabilities	(27,389)	(25,075)	71,481

Net cash (used in) provided by operating activities	(15,431)	140,306	(69,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(38,344)	(110,083)	(81,221)
Purchase of investments	(5,800)	(6,894)	(8,248)
Proceeds from sale/maturity of investments	4,246	13,472	26,146
Cash used in business acquisitions	—	—	(20,000)
Advances to other subsidiaries	(68,153)	(109,699)	(242,526)
Restricted deposits	—	71,888	675
Other	(1,471)	2,125	14,014

Net cash used in investing activities	(109,522)	(139,191)	(311,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of investments	4,946	—	—
Proceeds from issuance of common stock	51,740	13,742	29,663
Proceeds from issuance of convertible subordinated notes, net of issuance costs	—	—	315,250
Repurchase of treasury stock	—	(43,481)	(239,080)
Dividends issued by subsidiary	50,000	50,000	150,000
Repurchase of convertible subordinated notes, net of issuance costs	—	—	(15,283)
Payment of capital leases	(6,031)	(14,431)	(13,967)
Other	9,123	(4,512)	(7,837)

Net cash provided by financing activities	109,778	1,318	218,746

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(15,175)	2,433	(162,175)
CASH AND EQUIVALENTS—Beginning of year	97,740	95,307	257,482

CASH AND EQUIVALENTS—End of year	$82,565	$97,740	$95,307

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2003, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2003, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

The Company maintains letters of credit totaling $17.0 million at December 31, 2003 primarily related to operating leases held domestically and to support a clearing and settlement arrangement in Germany. At December 31, 2003, the Company had not recorded any obligations related to these letters of credit.

The Company also guarantees the capital sufficiency of one of its subsidiaries with the Chicago Stock Exchange. If the subsidiary’s net capital were to fall below regulatory minimums, the Chicago Stock Exchange could call on the Company to fund the entity, up to a maximum amount of $20.0 million. The term of this guarantee is indefinite. At December 31, 2003, the Company had no obligation under this guarantee.

NOTE 30—SUBSEQUENT EVENTS

New Expense Format Reporting

Beginning January 1, 2004, the Company began reporting its expenses within its statements of operations in a format comparable to that used in the financial services industry. Under this new format, historical line items such as Cost of Services are replaced with more descriptive line items. The following tables show the Company’s expenses excluding interest in the new format for the periods indicated (in thousands):

	Year Ended December 31,
	2003	2002
Compensation and benefits	$397,443	$324,889
Occupancy and equipment	87,261	84,545
Communications	82,365	85,748
Professional services	73,668	54,559
Commissions, clearing and floor brokerage	151,322	167,269
Advertising and market development	61,305	70,545
Servicing and other banking expenses	67,110	69,790
Fair value adjustments of financial derivatives	15,338	11,662
Depreciation and amortization	94,683	108,475
Amortization of intangibles	33,023	28,258
Restructuring and other exit charges	134,561	16,519
Acquisition-related expenses	1,859	11,473
Executive agreement	—	(23,485)
Other	90,892	71,044

Total	$1,290,830	$1,081,291

Trust Preferred Issuance

In February 2004, ETB Holdings formed two business trusts solely for the purpose of issuing capital securities. Both of these trusts issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. In each case, the proceeds from the sales of these issuances were invested in ETBH’s Floating Rate Junior Subordinated Debentures. Key information regarding these issuances is provided in the following table (dollars in thousands):

		Floating Rate Cumulative Preferred Securities
Trustee Name	Maturity	Shares Issued	Liquidation Value	Annual Dividend Rate
ETB Capital Trust XV	2034	10,000	$10,000	2.85% above 3-month average LIBOR
ETB Capital Trust XIV	2034	5,000	$5,000	2.90% above 3-month average LIBOR

Both of these subordinated debentures have annual variable-rate dividends, payable quarterly, beginning in April 2004. The proceeds will be used for general corporate purposes at the Bank and to provide debt service coverage for ETBH. To date, none of the net proceeds have been invested in the Bank; however, a portion is expected to be invested in the Bank in the near future.

NOTE 31—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts):

	2003				2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$322,170	$381,087	$397,705	$382,746	$330,877	$316,062	$329,605	$349,320
Cost of services	$148,575	$161,266	$156,190	$152,354	$140,752	$133,795	$145,521	$147,156
Income before cumulative effect of accounting change	$21,482	$12,687	$61,403	$107,455	$23,432	$32,790	$20,678	$30,364
Net income (loss)	$21,482	$12,687	$61,403	$107,455	$(270,237)	$32,790	$20,678	$30,364
Income per share before cumulative effect of accounting change:
Basic	$0.06	$0.04	$0.17	$0.30	$0.06	$0.09	$0.06	$0.09
Diluted(1)	$0.06	$0.03	$0.17	$0.27	$0.05	$0.09	$0.06	$0.08
Income (loss) per share:
Basic	$0.06	$0.04	$0.17	$0.30	$(0.78)	$0.09	$0.06	$0.09
Diluted(1)	$0.06	$0.03	$0.17	$0.27	$(0.78)	$0.09	$0.06	$0.08

(1)	For the three months ended December 31, 2003, diluted income before cumulative effect of accounting change per share and net income per share are calculated using the ‘if converted’ method, which includes the additional dilutive impact assuming conversion of the Company’s subordinated convertible debt. Under the ‘if converted’ method, the per share numerator excludes the interest expense from the convertible debt of $7.2 million and the denominator includes the shares issuable from the assumed conversion of the convertible debt of 45.4 million. For all other periods, the ‘if converted’ method is not used as its effect would be anti-dilutive.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) at December 31, 2003, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 27, 2004 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

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

On October 1, 2003, the Company filed a Current Report on Form 8-K to report the Company filed a Certificate of Ownership and Merger wherein it merged with and into its wholly owned subsidiary, E*TRADE Financial Corporation, with the Company as the surviving entity and changed its name to “E*TRADE Financial Corporation.”

On October 22, 2003, the Company filed a Current Report on Form 8-K to report that on October 20, 2003, it had consummated its previously announced acquisition of all of the issued and outstanding capital stock of Deutsche Recreational Asset Funding Corporation (“DRAFCO”), including certain securitized interests.

On November 12, 2003, the Company filed a Current Report on Form 8-K to report that it had announced the resignation of Leonard C. Purkis as Chief Financial Officer of the Company and the election of Robert J. Simmons as Chief Financial Officer, effective January 1, 2004.

On December 17, 2003, the Company filed a Current Report on Form 8-K to report that it had announced issuing 2004 earnings guidance and announcing a Share Repurchase Program.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Acquisition and Reorganization at May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467).

2.2	Merger Agreement made at June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage Services (U.S.) Inc. and Fairvest Securities Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

2.3	Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated at August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001).

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003)

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

3.3	Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000)

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001).

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Provisions attaching to the Exchangeable Shares of EGI Canada Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

4.4	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.5	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.6	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102).

4.7	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001).

Exhibit Number	Description

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.4	Amended 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503.)

10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Financial Corporation, dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.17	Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

Exhibit Number	Description

10.18	Supplement No. 1 to Shareholders Agreement dated at April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.19	Shareholders Agreement Supplement and Amendment dated at June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000.)

10.21	Consulting Agreement between the Registrant and George Hayter dated at June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Financial Corporation and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).

10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Financial Corporation to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).

10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998).

10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998).

10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).

10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000).

10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000).

10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000).

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2001).

Exhibit Number	Description

10.44	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001).

10.45	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001).

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001).

10.47	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001).

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001).

10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001).

10.50	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001).

10.51	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001).

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).

10.53	Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002).

10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua Levine, as individuals. (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002).

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002).

10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos. (Incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 27, 2003).

10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan. (Incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K filed March 27, 2003).

Exhibit Number	Description

10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Josh Levine and R. Jarrett Lilien. (Incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K filed March 27, 2003).

10.60	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 8, 2003).

10.61	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2003).

10.62	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States. (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 7, 2003).

*10.63	Settlement Agreement dated as of December 10, 2003, between E*TRADE Financial Corporation and its subsidiaries and affiliates and Christos M. Cotsakos.

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Auditors.

*31.1	Certification of Mitchell H. Caplan under Item 307 of Regulation S-K

*31.2	Certification of Robert J. Simmons under Item 307 of Regulation S-K

*32.1	Certification of Mitchell H. Caplan and Robert J. Simmons under Section 906 of Sarbanes-Oxley Act

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004

E*TRADE FINANCIAL CORPORATION

/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. HAYTER (George A. Hayter)	Chairman of the Board	March 11, 2004

/s/ MITCHELL H. CAPLAN (Mitchell H. Caplan)	Chief Executive Officer (principal executive officer)	March 11, 2004

/s/ ROBERT J. SIMMONS (Robert J. Simmons)	Chief Financial Officer (principal financial and accounting officer)	March 11, 2004

/s/ WILLIAM A. PORTER (William A. Porter)	Chairman Emeritus	March 11, 2004

/s/ RONALD D. FISHER (Ronald D. Fisher)	Director	March 11, 2004

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 11, 2004

(C. Cathleen Raffaeli)	Director

/s/ LEWIS E. RANDALL (Lewis E. Randall)	Director	March 11, 2004

/s/ LESTER C. THUROW (Lester C. Thurow)	Director	March 11, 2004

/s/ DONNA L. WEAVER (Donna L. Weaver)	Director	March 11, 2004