Form 10-Q
period 2004-03-31
E TRADE FINANCIAL CORP
filed 2004-05-06
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 365,435,161 shares of common stock and 1,326,125 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2004

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
A S S E T S
Cash and equivalents	$846,855	$921,439
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $296,800 at March 31, 2004 and $875,800 at December 31, 2003)	1,263,813	1,644,605
Brokerage receivables, net	3,717,793	2,297,778
Trading securities	817,299	832,889
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $5,708,858 at March 31, 2004 and $5,706,325 at December 31, 2003)	10,078,971	9,826,940
Other investments	48,081	49,306
Loans receivable (net of allowance for loan losses of $39,751 at March 31, 2004 and $37,847 at December 31, 2003)	8,311,301	8,130,906
Loans held-for-sale, net	400,101	1,000,487
Property and equipment, net	302,420	301,258
Derivative assets	93,625	59,990
Accrued interest receivable	86,777	92,565
Investment in Federal Home Loan Bank Stock	100,460	79,236
Goodwill	403,006	402,496
Other intangibles, net	135,446	143,990
Other assets	303,370	265,331

Total assets	$26,909,318	$26,049,216

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Brokerage payables	$4,708,393	$3,691,176
Deposits	11,975,689	12,514,486
Securities sold under agreements to repurchase	5,607,065	5,283,609
Other borrowings by Bank subsidiary	1,166,742	1,203,554
Derivative liabilities	145,440	79,303
Convertible subordinated notes	695,330	695,330
Accounts payable, accrued and other liabilities	632,858	663,464

Total liabilities	24,931,517	24,130,922

Commitments and contingencies

Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at March 31, 2004 and December 31, 2003	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,326,125 at March 31, 2004 and 1,386,125 at December 31 2003	13	14
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 367,267,118 at March 31, 2004 and 366,636,406 at December 31, 2003	3,673	3,666
Additional paid-in capital	2,229,190	2,247,930
Deferred stock compensation	(13,207)	(12,874)
Accumulated deficit	(141,990)	(230,465)
Accumulated other comprehensive loss	(99,878)	(89,977)

Total shareholders’ equity	1,977,801	1,918,294

Total liabilities and shareholders’ equity	$26,909,318	$26,049,216

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Brokerage revenues:
Commissions	$112,230	$60,888
Principal transactions	69,429	42,210
Other brokerage-related revenues	43,157	41,896
Brokerage interest income	41,253	34,320
Brokerage interest expense	(3,120)	(2,513)

Net brokerage revenues	262,949	176,801

Banking revenues:
Banking interest income	214,384	187,386
Banking interest expense	(117,606)	(121,333)
Provision for loan losses	(9,055)	(10,333)
Gain on sales of originated loans	27,100	56,395
Gain on sales of loans held-for-sale and securities, net	14,062	15,215
Other banking-related revenues	19,019	18,039

Net banking revenues	147,904	145,369

Total net revenues	410,853	322,170

Expenses excluding interest:
Compensation and benefits	99,978	92,679
Occupancy and equipment	20,657	23,389
Communications	19,457	21,341
Professional services	14,552	10,386
Commissions, clearance and floor brokerage	43,927	30,142
Advertising and market development	24,140	16,593
Servicing and other banking expenses	15,871	16,333
Fair value adjustments of financial derivatives	274	6,815
Depreciation and amortization	21,857	26,748
Amortization of other intangibles	8,533	4,938
Facility restructuring and other exit charges	(995)	2,542
Acquisition-related expenses	62	1,307
Other	25,468	23,425

Total expenses excluding interest	293,781	276,638

Income before other corporate items	117,072	45,532

Other income (loss):
Corporate interest income	1,385	1,610
Corporate interest expense	(11,338)	(11,433)
Gain (loss) on sale and impairment of investments	28,526	(623)
Equity in income of investments and venture funds	2,673	2,830

Total other income (loss)	21,246	(7,616)

Pre-tax income	138,318	37,916
Income tax expense	49,103	15,926
Minority interest in subsidiaries	740	508

Net income	$88,475	$21,482

Net income per share (see Note 10):
Basic	$0.24	$0.06

Diluted	$0.23	$0.06

Shares used in computation of net income per share (see Note 10):
Basic	365,045	354,563
Diluted	425,155	358,441

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net income	$88,475	$21,482
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains	116,846	19,735
Less impact of realized gains (transferred out of AOCI) included in net income	(54,748)	(18,080)
Tax effect	(20,275)	1,287

Net change from available-for-sale securities	41,823	2,942

Cash flow hedging instruments:
Unrealized losses	(109,007)	(11,496)
Amortization of losses deferred in AOCI into interest expense to de-designated cash flow hedges	25,015	33,069
Tax effect	32,802	(1,458)

Net change from cash flow hedging instruments	(51,190)	20,115

Foreign currency translation gains (losses)	(534)	2,918

Other comprehensive income (loss)	(9,901)	25,975

Comprehensive income	$78,574	$47,457

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							88,475		88,475
Other comprehensive loss								(9,901)	(9,901)
Exercise of stock options and warrants, including tax benefit			4,309	43	27,233				27,276
Repurchases of common stock			(3,750)	(38)	(49,892)				(49,930)
Issuance of restricted stock			150	2	2,082	(2,084)			—
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Amortization of deferred stock compensation						892			892
Other	(60)	(1)	60	1	3,018				3,018

Balance, March 31, 2004	1,326	$13	367,267	$3,673	$2,229,190	$(13,207)	$(141,990)	$(99,878)	$1,977,801

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							21,482		21,482
Other comprehensive income								25,975	25,975
Exercise of stock options, including tax benefit			1,411	14	3,793				3,807
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Amortization of deferred stock compensation						259			259

Balance, March 31, 2003	1,627	$16	356,008	$3,560	$2,172,722	$(1,494)	$(412,010)	$(205,482)	$1,557,312

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,475	$21,482
Non-cash items included in net income:
Provision for loan losses	9,055	10,333
Depreciation, amortization and discount accretion	100,495	105,828
Realized loss and impairment of investments	8,386	743
Equity in income of subsidiaries and investments	(2,803)	(6,310)
Non-cash restructuring costs and other exit charges	(865)	1,292
Amortization of deferred stock compensation	892	259
Income taxes	22,051	14,106
Gain on sale of investments	(80,015)	(71,738)
Unrealized losses on venture funds	130	3,480
Other	(1,404)	7,309
Net effect of changes in brokerage-related assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	376,238	(135,658)
Increase in brokerage receivables	(1,417,060)	(333,825)
Increase in brokerage payables	979,565	522,114
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	3,609,362	4,133,192
Purchases of loans held-for-sale	(1,474,585)	(3,609,516)
Proceeds from sales, repayments and maturities of trading securities	2,100,477	3,764,120
Purchases of trading securities	(3,611,085)	(3,868,182)
Other changes, net:
(Increase) decrease in other assets	170,907	(29,336)
Accrued interest receivable and payable, net	13,653	27,663
Increase (decrease) in accounts payable, accrued and other liabilities	(239,522)	54,043
Decrease in restructuring liabilities	(4,082)	(2,860)

Net cash provided by operating activities	$648,265	$608,539

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(6,207,835)	$(5,877,627)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	6,074,407	5,689,020
Net increase in loans receivable	(200,582)	(8,195)
Purchases of property and equipment	(28,142)	(7,344)
Proceeds from sales of property and equipment	—	3,255
Net cash flow from derivatives designated in a fair value hedge relationship	(9,429)	(55,446)
Other	(21,710)	2,383

Net cash used in investing activities	(393,291)	(253,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in banking deposits	(539,120)	555,282
Advances from the Federal Home Loan Bank	—	555,000
Payments on advances from the Federal Home Loan Bank	—	(909,000)
Net increase (decrease) in securities sold under agreements to repurchase	325,204	(89,737)
Net decrease in other borrowed funds	(61,111)	(251,960)
Repayments on loans to related parties, net of loans issued	9	275
Proceeds from issuance of common stock from employee stock transactions	18,368	3,807
Proceeds from issuance of subordinated debentures and trust preferred securities	24,320	14,596
Proceeds (payments) from Company loans and lines of credit, net of transaction costs	39,500	(5,090)
Purchases of treasury stock	(49,930)	—
Repayment of capital lease obligations	(251)	(1,244)
Net cash flow from derivatives in a cash flow hedge relationship	(86,547)	(25,161)

Net cash used in financing activities	(329,558)	(153,232)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(74,584)	201,353
CASH AND EQUIVALENTS—Beginning of period	921,439	773,605

CASH AND EQUIVALENTS—End of period	$846,855	$974,958

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$116,294	$101,934

Cash paid for income taxes	$4,504	$3,431

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$8,830	$331

Reclassification of loans held-for-sale to loans held-for-investment	$—	$67,497

Transfer from loans to other real estate owned and repossessed assets	$12,503	$8,839

Assets acquired under capital lease obligations	$—	$2,608

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE FINANCIAL Corporation (the “Company,” “Parent” or “E*TRADE”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer, a provider of brokerage services to both retail and institutional customers;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

Dempsey & Company, LLC (“Dempsey”) and GVR Company, LLC (“GVR”), specialists and market-making firms;

Engelman Securities, Inc. (“Engelman”), a registered broker-dealer;

E*TRADE Professional Trading, LLC, a registered broker-dealer;

E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), a provider of stock plan administration and options management tools; and

E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

E*TRADE Re, LLC, the holding company of ETB Holdings, Inc. and a provider of mortgage reinsurance:

ETB Holdings, Inc. (“ETBH”), the holding company of E*TRADE Bank and E*TRADE Global Asset Management, Inc.;

E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to customers nationwide and the parent company of the following subsidiaries:

E*TRADE Access, Inc. (“E*TRADE Access”), an independent network of automated teller machines (“ATMs”) in the United States and Canada;

E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; and

E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a recreational vehicle, marine and other consumer loan originator and servicer; and

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Brokerage and Banking Segments.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2004 may not be indicative of future results. Certain prior period amounts have been reclassified to conform to the current period presentation. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

New Expense Reporting Format

On January 1, 2004, the Company began reporting its expenses within its statements of operations in a format more consistent with common presentation in the financial services industry. Expenses previously reported as cost of services, selling and marketing, technology development and general and administrative are now presented in the accompanying consolidated statements of operations under the following captions:

Compensation and Benefits includes employee salary, bonus, temporary employee services and other related benefit costs.

Occupancy and Equipment includes building and equipment rent and lease costs.

Communications includes customer communications, website content, data communications and internal communication costs.

Professional Services includes fees for legal, accounting, tax, public relations and other consulting services.

Commissions, Clearing and Floor Brokerage includes costs for exchange and clearing brokerage costs and third-party research costs provided to institutional customers.

Advertising and Market Development includes television, print, mailing and website advertising and promotion costs.

Servicing and Other Banking Expenses includes ATM-related costs, loan servicing costs and other banking related costs.

Depreciation and Amortization includes depreciation on property, plant and equipment and amortization of convertible debt offering costs.

Other includes regulatory-related costs, insurance, employee travel expenses and other general corporate administration costs.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SAB No. 105—Loan Commitments Accounted for as Derivative Instruments

In March 2004, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 105, Loan Commitments Accounted for as Derivative Instruments. This SAB was issued to help ensure that companies consistently apply pre-existing generally accepted accounting principles associated with loan commitments accounted for as derivative instruments. The Company’s previous and current practices are consistent with those described in SAB No. 105. Thus, this SAB has no effect on the Company’s consolidated financial statements.

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the Emerging Issues Task Force (“EITF”) amended EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. This amendment is effective for financial periods beginning after June 15, 2004. Currently, the Company is evaluating this amendment and will adopt it beginning in the third quarter of 2004.

NOTE 3—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,264 at March 31, 2004 and $1,082 at December 31, 2003)	$2,195,426	$1,820,161
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	149,505	128,419
Deposits paid for securities borrowed	1,331,375	315,789
Securities failed to deliver	12,497	2,592
Other	28,990	30,817

Total brokerage receivables, net	$3,717,793	$2,297,778

Payable to customers and non-customers	$3,113,184	$3,123,478
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,495,736	521,454
Securities failed to receive	9,816	4,978
Other	89,657	41,266

Total brokerage payables	$4,708,393	$3,691,176

Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin, as well as amounts receivable from customers upon settlement of their trades. Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Credit extended to customers and non-customers with respect to margin accounts was $2,134 million at March 31, 2004 and $1,752 million at December 31, 2003. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize bank borrowings, or for delivery to counterparties to cover customer short positions. As of March 31, 2004, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $4,084 million. Of this amount, $1,783 million has been pledged or sold as of March 31, 2004 in connection with securities loans, bank borrowings and deposits with clearing organizations. Other brokerage payables include bank borrowings, which were $39.5 million at March 31, 2004 and none at December 31, 2003, all of which are collateralized by customer securities as described above. Included in deposits paid for securities borrowed and deposits received for securities loaned at March 31, 2004 are amounts from transactions involving MJK Clearing and one other broker. The parties in this transaction have a dispute over the amounts owed. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2004:
Mortgage-backed securities:
U.S. government sponsored enterprise obligations:
Government National Mortgage Association	$2,367,676	$2,389	$(42,183)	$2,327,882
Federal National Mortgage Association	2,869,014	1,499	(42,896)	2,827,617
Federal Home Loan Mortgage Corporation	80,709	1,538	(869)	81,378

Total U.S. government sponsored enterprise	5,317,399	5,426	(85,948)	5,236,877
Collateralized mortgage obligations	1,770,780	9,476	(26,328)	1,753,928
Private issuer and other	9,078	475	(264)	9,289

Total mortgage-backed securities	7,097,257	15,377	(112,540)	7,000,094

Investment securities:
Debt securities:
Asset-backed securities	2,405,173	39,253	(11,266)	2,433,160
Corporate bonds	115,503	179	(3,510)	112,172
Municipal bonds	64,512	1,388	(5)	65,895
Other debt securities	84,696	13	(3,415)	81,294

Total debt securities	2,669,884	40,833	(18,196)	2,692,521
Publicly traded equity securities	195,832	166,715	(2,379)	360,168
Retained interests from securitizations	26,188	—	—	26,188

Total investment securities	2,891,904	207,548	(20,575)	3,078,877

Total available-for-sale securities	$9,989,161	$222,925	$(133,115)	$10,078,971

December 31, 2003:
Mortgage-backed securities:
U.S. government sponsored enterprise obligations:
Government National Mortgage Association	$2,339,066	$—	$(69,779)	$2,269,287
Federal National Mortgage Association	2,860,218	453	(70,945)	2,789,726
Federal Home Loan Mortgage Corporation	138,229	565	(3,087)	135,707

Total U.S. government sponsored enterprise	5,337,513	1,018	(143,811)	5,194,720
Collateralized mortgage obligations	1,965,930	4,992	(18,885)	1,952,037
Private issuer and other	10,465	461	(294)	10,632

Total mortgage-backed securities	7,313,908	6,471	(162,990)	7,157,389

Investment securities:
Debt securities:
Asset-backed securities	2,000,239	26,031	(15,541)	2,010,729
Corporate bonds	122,583	67	(6,620)	116,030
Municipal bonds	44,906	740	—	45,646
Other debt securities	89,944	18	(6,590)	83,372

Total debt securities	2,257,672	26,856	(28,751)	2,255,777
Publicly traded equity securities	201,777	182,737	(1,533)	382,981
Retained interests from securitizations	30,793	—	—	30,793

Total investment securities	2,490,242	209,593	(30,284)	2,669,551

Total available-for-sale securities	$9,804,150	$216,064	$(193,274)	$9,826,940

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2004 (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$3,952,219	$79,978	$200,835	$5,970	$4,153,054	$85,948
Other	629,939	23,489	77,750	3,103	707,689	26,592
Asset-backed securities	182,825	2,564	16,800	8,702	199,625	11,266
Corporate bonds	429	39	100,802	3,471	101,231	3,510
Municipal bonds	6,930	5	—	—	6,930	5
Publicly traded equity securities	23,730	2,379	—	—	23,730	2,379
Other investments	76,457	3,413	633	2	77,090	3,415

Total temporarily impaired securities	$4,872,529	$111,867	$396,820	$21,248	$5,269,349	$133,115

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions for future performance are derived from the actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines an impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes an unrealized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary.

Mortgage- and asset-backed securities that have both an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities are evaluated for impairment in accordance with the Consensus of the Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. In addition, interest-only securities that have unrealized losses are also evaluated for impairment in accordance with EITF 99-20. Accordingly, the Company recognizes impairment when the present value of a security’s anticipated cash flows declines below the last periodic estimate. At March 31, 2004, the Company evaluated mortgage- and asset-backed securities that had an aggregate fair value of $143.6 million, an aggregate book value of $156.6 million and an unrealized loss of $13.1 million for other-than-temporary impairment. Based on its analysis, management concluded that the decline in fair value in these securities was temporary. The Company did, however, conclude that the decline in fair value of seven interest-only securities, with an aggregate carrying value of $57.3 million and an aggregate market value of $53.3 million was other-than-temporary. As a result, the Company recorded an other-than-temporary charge of $4.0 million during the three months ended March 31, 2004. The accompanying unaudited consolidated statements of operations includes this $4.0 million charge in gain on sales of loans held-for sale and securities, net.

The Company also evaluated its corporate investments for other-than-temporary impairment, including its retained beneficial interest in securitized receivables held by a subsidiary, Deutsche Recreational Asset Funding Corporation (“DRAFCO”). At March 31, 2004, the retained beneficial interests had a $30.6 million aggregate book value and a $26.2 million fair value. Based on its analysis, the Company concluded that the $4.4 million decline in fair value was other-than-temporary and reflected this unrealized loss in gain (loss) on sale and impairment of investments on the unaudited consolidated statements of operations.

Publicly Traded Equity Securities

Publicly traded equity securities include shares of Softbank Investment Corporation (“SBI”) received in 2003 in exchange for the Company’s investment in E*TRADE Japan K.K. For the three months ended March 31, 2004, the Company sold shares of SBI resulting in a gain of $34.2 million. At March 31, 2004, the Company’s ownership in SBI was 7.33% and the fair value of its investment in SBI was $193.2 million, including a gross unrealized gain of $162.0 million, which is reflected as a component of accumulated other comprehensive loss.

NOTE 5—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
Money market	1.12%	1.36%	$4,072,669	$4,412,329	34.0%	35.3%
Sweep deposit	0.15%	0.15%	4,356,525	4,258,770	36.4	34.0
Certificates of deposit	3.36%	3.36%	2,844,629	3,234,139	23.8	25.8
Brokered certificates of deposit	2.52%	2.78%	364,119	292,476	3.0	2.4
Passbook savings	1.18%	1.78%	991	809	—	—
Checking:
Interest-bearing	0.66%	0.80%	336,161	315,351	2.8	2.5
Non-interest-bearing	—%	—%	595	612	—	—

Total			$11,975,689	$12,514,486	100.0%	100.0%

NOTE 6—LOANS, NET

Loans, net are summarized as follows (in thousands):

	March 31, 2004
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,515,825	$349,543	$2,865,368
Home equity lines of credit and second mortgage	1,651,485	213	1,651,698
Multi-family	—	94	94
Commercial	1,688	—	1,688
Mixed-use and land	68	—	68

Total real estate loans	4,169,066	349,850	4,518,916

Consumer and other loans:
Recreational vehicle	2,289,333	39,341	2,328,674
Automobile	1,011,611	—	1,011,611
Marine	598,279	5,888	604,167
Credit card	95,727	—	95,727
Lease financing	2,465	—	2,465
Other	14,521	253	14,774

Total consumer and other loans	4,011,936	45,482	4,057,418

Total loans	8,181,002	395,332	8,576,334
Unamortized premiums, net	170,050	4,769	174,819
Less allowance for loan losses	(39,751)	—	(39,751)

Total	$8,311,301	$400,101	$8,711,402

	December 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,289,196	$966,334	$3,255,530
Home equity lines of credit and second mortgage	1,511,452	315	1,511,767
Multi-family	—	97	97
Commercial	12,279	—	12,279
Mixed-use and land	72	—	72

Total real estate loans	3,812,999	966,746	4,779,745

Consumer and other loans:
Recreational vehicle	2,263,606	21,845	2,285,451
Automobile	1,162,339	—	1,162,339
Marine	625,484	2,491	627,975
Credit card	113,434	—	113,434
Lease financing	2,651	—	2,651
Other	13,305	262	13,567

Total consumer and other loans	4,180,819	24,598	4,205,417

Total loans	7,993,818	991,344	8,985,162
Unamortized premiums, net	174,935	9,143	184,078
Less allowance for loan losses	(37,847)	—	(37,847)

Total	$8,130,906	$1,000,487	$9,131,393

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Allowance for loan losses, beginning of period	$37,847	$27,666
Provision for loan losses	9,055	10,333
Charge-offs	(12,861)	(14,198)
Recoveries	5,710	5,393

Allowance for loan losses, end of period	$39,751	$29,194

NOTE 7—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The Bank’s borrowings by category are shown below (in thousands):

	March 31, 2004	December 31, 2003
Securities sold under agreements to repurchase	$5,607,065	$5,283,609

Other borrowings by Bank subsidiary:
Federal Home Loan Bank advances	920,000	920,000
Subordinated debentures	226,047	201,665
Other	20,695	81,889

Total other borrowings by Bank subsidiary	1,166,742	1,203,554

Total borrowings	$6,773,807	$6,487,163

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. During the three months ended March 31, 2004, ETBH formed three of these trusts. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. In total, these three trusts issued 25,000 shares with an aggregate liquidation amount of $25.0 million. ETBH uses the proceeds from the sale of securities to purchase subordinated debentures issued by ETBH, guarantees the trust obligations and contributes nearly all of the proceeds from the sale of its subordinated debentures to the bank in the form of a capital contribution. Both the interest on the subordinated debentures issued by ETBH during the three months ended March 31, 2004, and the dividends paid on the Floating Rate Cumulative Preferred Securities are paid semi-annually or quarterly and are based on variable rates from 2.8% to 2.9% above the three-month LIBOR interest rate.

NOTE 8—SHAREHOLDERS’ EQUITY

Stock Repurchases

In 2003, the Company’s Board of Directors approved a $100 million repurchase program. The open-ended plan provides the flexibility to buy back common stock, retire debt or a combination of both. For the three months ended March 31, 2004, the Company had not retired any debt, but had repurchased 3.75 million shares of common stock for an aggregate amount of $49.9 million under this program.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company applies the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock option plans. If any stock options are granted to employees for which the grant price is below the market price on the date of grant, the Company records an expense for the difference between the market price and the grant price on the date of the grant.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$88,475	$21,482
Add back: Stock-based employee compensation expense included in reported net income, net of tax	757	239
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(3,429)	(5,029)

Pro forma net income	$85,803	$16,692

Net income per share:
Basic—as reported	$0.24	$0.06

Basic—pro forma	$0.24	$0.05

Diluted—as reported	$0.23	$0.06

Diluted—pro forma	$0.22	$0.05

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended March 31,
	2004	2003
Dividend yield	—	—
Expected volatility	55%	63%
Risk-free interest rate	2%	3%
Expected life of option following vesting (in months)	20	26

The valuations of the computed weighted average fair values of all option grants under SFAS No. 123 were $6.30 for the three months ended March 31, 2004 and $1.68 for the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company granted approximately 6.1 million options to its non-executive employees under terms that provided for vesting within the year of grant, with a value of $1.47 per share.

NOTE 9—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended March 31,
	2004	2003
2003 Restructuring Plan	$(479)	$—
2001 Restructuring Plan	(386)	1,134
Other exit activity	(130)	1,408

Total restructuring and other exit charges	$(995)	$2,542

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”). The 2003 Restructuring Plan resulted in a pre-tax charge of $113.0 million in 2003. The 2003 Restructuring Plan has two elements: facility consolidation and the exit and write-off of unprofitable product offerings and initiatives.

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activity recorded in 2003	$55,010	$57,960	$112,970
Cash payments	(11,007)	(16,369)	(27,376)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	24,749	3,221	27,970

2004 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2004	—	(479)	(479)
Cash payments	(1,451)	(452)	(1,903)

Restructuring liabilities at March 31, 2004	$23,298	$2,290	$25,588

Facility Consolidation

The original 2003 facility consolidation charge was $55.0 million, primarily representing charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities in offices located in Menlo Park and Rancho Cordova, California. The charge also included a non-cash charge for leasehold improvements and furniture and fixtures totaling $19.3 million. The charge did not include relocation costs, which are expensed as incurred.

Other

The other charge was $58.0 million related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In calculating these charges, the Company used the negotiated contract termination fees or the net book value of assets less the amount of estimated proceeds upon disposition, if any. The charge also includes a non-cash charge of $38.4 million related to the write-off of certain assets of unprofitable product lines including Enlight, LLC. Other charges include termination of consulting agreements, severance, cancellation penalties on services no longer required and restructuring of the Company’s Hong Kong brokerage operations. In the three months ended March 31, 2004, the Company finalized its sale of Enlight, LLC, and as a result made adjustments to previously estimated costs associated with the sale.

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

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Original 2001 Restructuring Reserve:
Facility restructuring and other nonrecurring charges recorded in August 2001	$131,755	$49,442	$15,844	$197,041
Adjustments and additional charges	(3,286)	3,090	5,920	5,724

Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	128,469	52,532	21,764	202,765
Cash payments	(7,534)	(49)	(8,846)	(16,429)
Non-cash charges	(38,570)	(52,483)	(5,740)	(96,793)

Restructuring liabilities at December 31, 2001	82,365	—	7,178	89,543
2002 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2002	7,345	488	3,552	11,385
Cash payments	(17,894)	(18)	(9,627)	(27,539)
Non-cash charges	(2,693)	(470)	(70)	(3,233)

Restructuring liabilities at December 31, 2002	69,123	—	1,033	70,156
2003 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2003	14,859	1,584	(53)	16,390
Cash payments	(67,453)	—	(808)	(68,261)
Non-cash charges	—	(924)	—	(924)

Restructuring liabilities at December 31, 2003	16,529	660	172	17,361
2004 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2004	(386)	—	—	(386)
Cash payments	(1,494)	—	(5)	(1,499)

Restructuring liabilities at March 31, 2004	$14,649	$660	$167	$15,476

Facility Consolidation

The original 2001 restructuring charge included $128.5 million related to facility consolidation, representing the undiscounted value of ongoing lease commitments offset by anticipated third party sublease revenues. The charge also included non-cash charges for leasehold improvements and furniture and fixtures totaling $38.6 million. The charge did not include relocation costs, which were expensed as incurred.

In 2002, 2003 and 2004, the Company recognized additional facility consolidation adjustments as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The overall 2002 net increase also reflected the Company’s final negotiations to terminate a significant contractual lease obligation, which required a one time $33.0 million payment by the Company in 2003. In exchange, the Company received full release from its future lease obligations.

Asset Write-Off

The original 2001 restructuring charge included $52.5 million related to the write-off of capitalized software, hardware and other fixed assets. In calculating the asset write-off charge, the Company used the net book value of assets less the amount of estimated proceeds upon disposition.

Other

The original 2001 restructuring charge also included other pre-tax charges of $21.8 million in 2001 for committed expenses, termination of consulting agreements, severance and cancellation penalties on various services that were no longer required in the facilities the Company vacated.

Other Exit Activity

Other exit activity for the three months ended March 31, 2004 primarily relates to additional costs, net of recoveries, for our exit of the Institutional Research Business toward the end of 2003. Other exit activity for the three months ended March 31, 2003 primarily relates to Israel exit activity.

NOTE 10—INCOME PER SHARE

The following table is a reconciliation of basic and diluted earning per share (“EPS”) (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic EPS:
Net income	$88,475	$21,482

Total weighted-average shares outstanding	365,045	354,563

Basic EPS	$0.24	$0.06

Diluted EPS:
Net income	$88,475	$21,482
Interest on convertible subordinated notes, net of tax	7,618	—

Net income, as adjusted	$96,093	$21,482

Total weighted-average shares outstanding	365,045	354,563
Weighted-average options and restricted stock issued to employees	12,193	1,332
Weighted-average warrants and contingent shares outstanding	2,477	2,546
Shares issuable for assumed conversion of convertible subordinated notes	45,440	—

Total shares for purpose of calculating diluted EPS	425,155	358,441

Diluted EPS	$0.23	$0.06

Excluded from the calculations of diluted EPS for the three months ended March 31, 2003, are 45.4 million shares of common stock issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended March 31,
	2004	2003
Options excluded from computation of diluted EPS	9,393	34,771
Exercise price ranges:
High	$58.19	$58.19
Low	$13.89	$4.40

NOTE 11—REGULATORY REQUIREMENTS

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

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	March 31, 2004
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$61,599	$61,349
E*TRADE Clearing LLC	47,028	286,775	239,747
Dempsey & Company, LLC	166	8,568	8,402
GVR Company, LLC	1,000	22,650	21,650
Engelman Securities, Inc.	322	2,329	2,007
E*TRADE Professional Trading, LLC	250	3,376	3,126
VERSUS Brokerage Service (U.S.) Inc.	100	684	584
E*TRADE Global Asset Management, Inc.	372	16,240	15,868
International broker-dealers	29,755	75,540	45,785

Totals	$79,243	$477,761	$398,518

Banking

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I Capital to adjusted total assets and Tangible Capital to tangible assets. As of March 31, 2004, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2004:
Total Capital to risk-weighted assets	$1,280,842	11.69%	>$	876,391	>8.0%	>$	1,095,489	>10.0%
Tier I Capital to risk-weighted assets	$1,241,260	11.33%	>$	438,196	>4.0%	>$	657,293	>6.0%
Tier I Capital to adjusted total assets	$1,241,260	6.21%	>$	799,082	>4.0%	>$	998,853	>5.0%

At December 31, 2003:
Total Capital to risk-weighted assets	$1,232,674	11.30%	>$	872,421	>8.0%	>$	1,090,526	>10.0%
Tier I Capital to risk-weighted assets	$1,194,963	10.96%	>$	436,211	>4.0%	>$	654,316	>6.0%
Tier I Capital to adjusted total assets	$1,194,963	5.92%	>$	807,922	>4.0%	>$	1,009,902	>5.0%

NOTE 12—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, Tradescape Technologies and Momentum Securities. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have been unable to resolve these disputes and have each filed lawsuits. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. The Company is unable to predict the outcome of these actions.

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which we believe will not have a material adverse effect on our financial condition, results of operations or cash flows.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in part on the establishment and maintenance of a reasonable compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	March 31, 2004
	Fixed Rate	Variable Rate	Total
Commitments to purchase loans:
Mortgage loans	$182,941	$269,777	$452,718
Other loans	15,183	—	15,183

Total commitments to purchase loans	$198,124	$269,777	$467,901

Commitments to originate loans:
Mortgage loans	$678,001	$218,575	$896,576
Other loans	483,588	—	483,588

Total commitments to originate loans	$1,161,589	$218,575	$1,380,164

Commitments to sell mortgage loans	$263,077	$229,596	$492,673

Significant changes in the economic environment or the interest rate environment may influence the impact that these commitments and contingencies have on the Company in the future.

At March 31, 2004, the Bank had commitments to purchase $3.1 billion and sell $2.6 billion in securities. In addition, the Bank had approximately $2.2 billion of certificates of deposit scheduled to mature in less than one year and $2.4 billion of unfunded commitments to extend credit.

Guarantees

The Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees include:

•	Representations that: the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Bank, enforceable in accordance with its terms; the mortgage has been duly acknowledged and recorded and is valid; and the mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these representations prove to be untrue, the Bank guarantees to repurchase the loan and return all loan premium pricing and service release premiums.

•	Guarantees that should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, the Bank will fully refund the loan premium pricing and service release premium.

•	Guarantees that should any eligible mortgage loan delivered to an investor pay off after the receipt of the first payment and within one hundred twenty (120) days of the date of purchase, the Bank will fully refund the servicing released premium.

Management has determined that the maximum potential liability at March 31, 2004 is $49.4 million based on all available information. The current carrying amount of the liability recorded at March 31, 2004 is $3.8 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

As discussed in Note 7, ETBH raises capital through the formation of trusts, which sell mandatorily redeemable preferred stock in the capital markets. During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2004, management estimates that the maximum potential liability under this arrangement is equal to approximately $238 million, or the total face value of these securities plus dividends that that may be unpaid at the termination of the trust arrangement.

NOTE 13—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward starting swaps, caps and floors to offset its exposure to a change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a loss for the three months ended March 31, 2004 and 2003 of $2.2 million and $6.1 million, respectively.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of	Fair Value of Derivatives			Weighted-Average
					Pay	Receive	Strike	Remaining
	Derivative	Asset	Liability	Net	Rate	Rate	Rate	Life (Years)
At March 31, 2004:

Mortgage-backed securities:
Pay fixed-interest rate swap	$140,000	$—	$(5,080)	$(5,080)	4.16%	1.12%	—%	6.82
Purchased interest rate options:
Caps	100,000	3,644	—	3,644	N/A	N/A	5.87%	6.70
Floors	160,000	2,344	—	2,344	N/A	N/A	4.00%	6.96
Forward starting swaps	82,000	2,578	—	2,578	7.05%	N/A	—%	14.56

Total MBS securities	482,000	8,566	(5,080)	3,486	5.23%	2.79%	4.72%	8.16
Investment securities:
Pay fixed-interest rate swap	54,000	—	(2,674)	(2,674)	4.58%	1.12%	—%	9.13

Total fair value hedges	$536,000	$8,566	$(7,754)	$812	5.16%	2.79%	4.72%	8.26

At December 31, 2003:

Loans:
Pay fixed-interest rate swap	$656,000	$—	$(3,000)	$(3,000)	2.74%	1.16%	—%	2.63

Mortgage-backed securities:
Pay fixed-interest rate swap	182,000	—	(1,672)	(1,672)	4.21%	1.16%	—%	7.16
Purchased interest rate options:
Caps	100,000	4,948	—	4,948	N/A	N/A	5.87%	6.95
Forward starting swaps	82,000	3,191	—	3,191	7.05%	N/A	—%	14.81

Total MBS securities	364,000	8,139	(1,672)	6,467	4.21%	1.16%	5.87%	8.83
Investment securities:
Pay fixed-interest rate swap	54,000	—	(1,049)	(1,049)	4.58%	1.15%	—%	9.38

Total fair value hedges	$1,074,000	$8,139	$(5,721)	$2,418	3.15%	1.16%	5.87%	5.07

De-designated Fair Value Hedges

During 2004 and 2003, certain fair value hedges were de-designated and, therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-designation is amortized to interest expense over the original forecasted period of the underlying transactions which were being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

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

The change in fair value for derivatives that hedge cash flows associated with time deposits, repurchase agreements, FHLB advances, dollar rolls and other borrowings and investment securities are reported in accumulated other comprehensive income (loss) (“AOCI”) as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships decreased by $108.2 million during the three months ended March 31, 2004. The amounts in AOCI are then included in interest expense as a yield adjustment in the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $53.6 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a three to five year period.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of a hypothetical derivative created to match exactly the terms of the underlying debt being hedged, over-performs or has a greater increase in market value than the actual derivative used in the hedge relationship. The amount of over-performance is recognized from AOCI immediately as fair value adjustments of financial derivatives and is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships hedging variable rate liabilities and the forecasted issuances of liabilities, at March 31, 2004 and December 31, 2003 (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
					Pay	Receive	Strike	Remaining
		Asset	Liability	Net	Rate	Rate	Rate	Life (Years)
At March 31, 2004:
Pay fixed interest rate swaps:
Time deposits	$300,000	$—	$(9,255)	$(9,255)	6.79%	1.50%	—%	0.60
Repurchase agreements	2,520,000	—	(121,888)	(121,888)	4.65%	1.11%	—%	8.83
Purchased interest rate options—caps(1)	1,900,000	84,463	—	84,463	—%	0.76%	3.70%	5.68
Forward purchase and sale agreements	200,000	—	(4,456)	(4,456)	N/A	N/A	N/A	N/A

Total cash flow hedges	$4,920,000	$84,463	$(135,599)	$(51,136)	4.87%	0.99%	3.70%	7.16

At December 31, 2003:
Pay fixed interest rate swaps:
Time deposits	$450,000	$—	$(24,105)	$(24,105)	6.35%	1.46%	—%	1.52
Repurchase agreements	3,488,000	4,091	(46,196)	(42,105)	4.23%	0.80%	—%	7.44
Federal Home Loan Bank advances	165,000	—	(2,409)	(2,409)	3.19%	1.16%	—%	2.77
Purchased interest rate options—caps(1)	1,000,000	47,322	—	47,322	—%	—%	2.98%	4.47
Forward purchase and sale agreements	335,500	—	(872)	(872)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,438,500	$51,413	$(73,582)	$(22,169)	4.42%	0.89%	2.98%	6.19

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

Under SFAS 133, we are required to record the fair value gains and losses on derivatives designated as cash flow hedges in the AOCI component of shareholders’ equity. Gains and losses on derivatives designated as fair value hedges are not included in AOCI. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following table shows: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the balance in AOCI attributable to open cash flow hedges and terminated or discontinued cash flow hedges; and 3) the notional amounts and fair values of derivatives terminated during the first quarter of 2004 and 2003 (in thousands):

	2004	2003
Impact on AOCI (net of taxes):
Balance on January 1	$(123,754)	$(188,280)
Losses on cash flow hedges related to derivatives, net	(66,435)	(10,719)
Reclassifications to earnings, net	15,245	30,834

Balance at March 31	$(174,944)	$(168,165)

AOCI balance (net of taxes) related to:
Open hedges	$(95,717)	$(27,366)
Closed hedges	(79,227)	(140,799)

Balance at March 31	$(174,944)	$(168,165)

Derivatives terminated during the quarter:
Notional	$1,283,500	$1,970,500
Fair value of net loss recognized in AOCI	$(29,915)	$(47,213)

The loss accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, which range from 18 days to 9.22 years. Interest expense included $26.9 million and $32.4 million for the three months ended March 31, 2004 and 2003, respectively, related to amortization of terminated interest rate swaps.

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the consolidated statements of operations in fair value adjustments of financial derivatives. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended March 31,
	2004	2003
Fair value hedges	$(2,208)	$(6,119)
Cash flow hedges	1,934	(696)

Total fair value adjustments of financial derivatives	$(274)	$(6,815)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. IRLCs expose the Company to interest rate risk. At March 31, 2004, the fair value of these IRLCs was a $1.4 million liability. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as Forward Sale Agreements. Changes in the fair value of these derivatives are included in the consolidated statements of operations as gain on sales of loans held-for-sale and securities, net or gain on sales of originated loans based on whether the loan was purchased or originated. The net change in the IRLCs and the related hedging instruments resulted in net gains of $1.2 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively.

NOTE 14—SEGMENT INFORMATION

The Company’s business results are presented as two segments: Brokerage and Banking.

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

The Company evaluates the performance of its segments based on segment contribution (net revenues less expenses excluding interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria. Financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended March 31, 2004
	Brokerage	Banking	Eliminations(1)	Total
Commissions	$112,230	$—	$—	$112,230
Principal transactions	69,429	—	—	69,429
Interest income	41,253	214,384	—	255,637
Interest expense	(3,120)	(117,606)	—	(120,726)
Provision for loan losses	—	(9,055)	—	(9,055)
Gain on sales of originated loans	—	27,100	—	27,100
Gain on sales of loans held-for-sale and securities, net	—	14,062	—	14,062
Other revenues	54,130	19,019	(10,973)	62,176

Net revenues	273,922	147,904	(10,973)	410,853

Compensation and benefits	59,209	40,769	—	99,978
Occupancy and equipment	13,592	7,065	—	20,657
Communications	17,575	1,882	—	19,457
Professional services	6,584	7,968	—	14,552
Commissions, clearance and floor brokerage	43,926	1	—	43,927
Advertising and market development	17,489	17,624	(10,973)	24,140
Servicing and other banking expenses	534	15,337	—	15,871
Fair value adjustments of financial derivatives	—	274	—	274
Depreciation and amortization	14,942	6,915	—	21,857
Amortization of other intangibles	5,054	3,479	—	8,533
Facility restructuring and other exit charges	(752)	(243)	—	(995)
Acquisition-related expenses	—	62	—	62
Other	16,460	9,008	—	25,468

Total expenses excluding interest	194,613	110,141	(10,973)	293,781

Income before other corporate items	$79,309	$37,763	$—	$117,072

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product, which was initiated in 2003. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as a marketing expense as it is a fee associated with deposit gathering activity and the Brokerage Segment reflects this payment as other revenue as it is a fee for access to customers.

	Three Months Ended March 31, 2003
	Brokerage	Banking	Total
Commissions	$60,888	$—	$60,888
Principal transactions	42,210	—	42,210
Interest income	34,320	187,386	221,706
Interest expense	(2,513)	(121,333)	(123,846)
Provision for loan losses	—	(10,333)	(10,333)
Gain on sales of originated loans	—	56,395	56,395
Gain on sales of loans held-for-sale and securities, net	—	15,215	15,215
Other revenues	41,896	18,039	59,935

Net revenues	176,801	145,369	322,170

Compensation and benefits	51,569	41,110	92,679
Occupancy and equipment	17,839	5,550	23,389
Communications	19,600	1,741	21,341
Professional services	5,007	5,379	10,386
Commissions, clearance and floor brokerage	30,106	36	30,142
Advertising and market development	5,046	11,547	16,593
Servicing and other banking expenses	70	16,263	16,333
Fair value adjustments of financial derivatives	—	6,815	6,815
Depreciation and amortization	20,425	6,323	26,748
Amortization of other intangibles	4,888	50	4,938
Facility restructuring and other exit charges	853	1,689	2,542
Acquisition-related expenses	472	835	1,307
Other	12,678	10,747	23,425

Total expenses excluding interest	168,553	108,085	276,638

Income before other corporate items	$8,248	$37,284	$45,532

Segment Assets:
As of March 31, 2004	$6,698,386	$20,210,932	$26,909,318
As of December 31, 2003	$5,617,188	$20,432,028	$26,049,216

No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2004 or 2003.

NOTE 15—SUBSEQUENT EVENTS

New Share Repurchase Plan

On April 29, 2004, the Company announced that it had completed its $100 million repurchase program, approved in December 2003. Through the program, the Company repurchased a total of approximately 7.85 million shares of its common stock at a weighted-average price of $12.73. In addition, the Company announced that its Board of Directors authorized a new $200 million repurchase program. The new plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding 6.75% Convertible Subordinated Notes, retire debt in the open market or a combination of all three.

Convertible Subordinated Notes Called

On April 29, 2004, the Company announced that it had called half, or $162.5 million principal amount of its outstanding 6.75% Convertible Subordinated Notes (the “Notes”) due 2008, for redemption on May 28, 2004. Holders of the Notes may elect to convert their Notes into common stock of the Company at a conversion price of $10.925 or have the Notes redeemed at a redemption price of $1,033.75 per $1,000.00 face amount, plus accrued and unpaid interest to May 27, 2004.

New Mortgage-Related Businesses

In April 2004, the Bank’s subsidiary, E*TRADE Mortgage launched two new businesses: E*TRADE Settlement Services, Inc., which will provide full appraisal, closing and title services for mortgage loans and LendingLink, LLC, which will act as a title agency and provide key operational support for home equity loans. Both of these businesses are located in Coraopolis, Pennsylvania.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words, such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate”. Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Financial Corporation from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC, and in this document under the heading “Risk Factors”. We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of E*TRADE.

OVERVIEW

We are a global financial services company offering retail, corporate and institutional customers an integrated and complementary array of investing, banking and lending products and services. Since we offer and deliver our products and services primarily through the Internet and other electronic media, our current and potential customer base is geographically dispersed and we have a lower operating cost structure than traditional “brick and mortar” financial services companies. During the past two years, we have focused on broadening our portfolio of products and services to increase our customer base, improve profitability and reduce risk to the Company and our shareholders. The results of this strategy have allowed our Company to perform better during the recent economic downturn and report an increase in net income over the period. In the future, we intend to continue to seek opportunities to diversify and expand, while seamlessly integrating our services to provide greater value to our customers and our shareholders. It must be recognized, however, that we face numerous challenges and risks in responding to the dynamics of the financial services industry, which is characterized by increasingly rapid change, evolving customer demands and intense competition.

Our business results are presented as two segments, Brokerage and Banking, which have different characteristics. The Brokerage Segment produces revenues primarily from commissions and margin lending. The Banking Segment earns interest from its diversified interest-earning assets, generates fee-based income and earns revenues from the sales of loans.

The retail Brokerage business continues to be the primary point of introduction for the majority of our customers, and we have added Banking products and services, which complement our Brokerage business. In late 2003, we lowered our cost of funds at the Bank and deepened our core customer relationships, by sweeping certain Brokerage customer money market balances into an FDIC-insured Sweep Deposit Account (“SDA”) product, allowing the Bank to obtain lower cost funds and provide our Brokerage customers a higher rate of return. In addition, the Bank has added higher-yielding consumer loans to its portfolio of products that we will continue to integrate into our offerings to Brokerage customers.

One quarter into 2004, we see an opportunity in the current market for growth in retail Brokerage Daily Average Revenue Trades (“DART”s), margin balances and assets. To take advantage of this opportunity we have increased our investment in marketing. Additionally, we continue to focus on lowering the cost of providing Brokerage and Banking services to our customers through innovative technology and operating efficiencies from additional integration of back office systems and processes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of effective tax rate, deferred taxes and valuation allowances and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Consolidated E*TRADE FINANCIAL Results

For the three months ended March 31, 2004, our net income was $88.5 million compared to $21.5 million for the three months ended March 31, 2003. The following sections describe the changes in key operating factors, and other changes and events that have affected the Company’s consolidated revenues, expenses excluding interest and other income (loss).

Net Revenues

Net revenues increased for the three months ended March 31, 2004 to $410.9 million compared to $322.2 million for the three months ended March 31, 2003. The increase in brokerage revenues is due to increased DARTs and higher margin loan balances as a result of a resurgence in trading activity. The increase in banking revenues is due to higher interest spreads, as our revenues transition from gains on sale of loans and investments. See the section titled “Analysis of Revenues” for a detailed discussion about the changes in revenue.

Expenses Excluding Interest

Compensation and benefits includes salaries and wages, incentive and commission-based compensation and employee benefits. Compensation and benefits increased 8% to $100.0 million in the three months ended March 31, 2004 from $92.7 million for the comparable period in 2003. The increase in compensation and benefits is primarily driven by higher employee bonus expense for the current period.

Professional services consist of fees for legal, accounting, tax, public relations and other consulting services. Professional services increased 40% to $14.6 million in the three months ended March 31, 2004 from $10.4 million for the comparable period in 2003. The increase in professional services is due to additional professional services related to Sarbanes-Oxley implementation, back-office conversion and other projects initiated in the current period.

Commissions, clearance and floor brokerage was $43.9 million for the three months ended March 31, 2004 and $30.1 million for the comparable period in 2003. The increase is due to higher Brokerage trading volumes for the three months ended March 31, 2004.

Advertising and market development was $24.1 million for the three months ended March 31, 2004 and $16.6 million for the comparable period in 2003. The increase is due to increased advertising spend during the three months ended March 31, 2004. If current market conditions prevail we expect that the advertising spend will remain at or above these rates for the remainder of 2004.

Depreciation and amortization was $21.9 million for the three months ended March 31, 2004 and $26.7 million for the comparable period in 2003. The decrease in depreciation and amortization primarily relates to realization of benefits from our 2003 Restructuring Plan.

Amortization of other intangibles was $8.5 million for the three months ended March 31, 2004 and $4.9 million for the comparable period in 2003. The increase in the amortization of other intangibles primarily relates to adjustments in the three months ended March 31, 2003 that reduced the amortization. These adjustments were related to reclassification of certain intangibles to goodwill.

Other was $25.5 million for the three months ended March 31, 2004 and $23.4 million for the comparable period in 2003. Other expense, which is primarily comprised of regulatory-related costs, insurance, employee travel and other general, corporate administrative costs, increased primarily due to increased regulatory fees, which are based on market activity.

Other Income (Loss)

Gain (loss) on sale and impairment of investments was a gain of $28.5 million for the three months ended March 31, 2004 and a loss of $0.6 million for the comparable period in 2003. For the three months ended March 31, 2004, gains were primarily from sales of our shares in SBI. We sold shares of SBI resulting in a gain of $34.2 million. In addition, we recorded an other-than-temporary impairment of approximately $4.4 million (see Note 4) during the three months ended March 31, 2004.

Income Tax Expense (Benefit)

Income tax expense was $49.1 million for the three months ended March 31, 2004, at a combined effective state and Federal tax rate of 35.5%. Income tax expense was $15.9 million based on a combined effective state and Federal tax rate of 42.0% for the comparable period in 2003. The rate for the three months ended March 31, 2004 decreased due to the tax benefit of its basis in a partnership interest that was sold, additional investments in tax exempt securities, the realization of earnings in lower tax jurisdictions and the reversal of valuation allowances on deferred tax assets from net operating losses in foreign operations which have become profitable. The rate for the three months ended March 31, 2003 reflects a decrease in taxes due to the research and development income tax credit and state tax planning offset by an increase in tax for our valuation allowance for capital losses.

Analysis of Revenues

Brokerage Revenues

Our net brokerage revenues increased 49% to $262.9 million for the three months ended March 31, 2004 compared to $176.8 million for the three months ended March 31, 2003, mainly due to an increase in commissions and principal transactions as a result of a resurgence in market activity and an increase in net brokerage interest income attributable to higher customer margin balances.

The following table sets forth the components of net brokerage revenues and percentage change information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2004	2003
Brokerage revenues:
Commissions	$112,230	$60,888	84%
Principal transactions	69,429	42,210	64%
Other brokerage-related	43,157	41,896	3%
Brokerage interest income	41,253	34,320	20%
Brokerage interest expense	(3,120)	(2,513)	24%

Net brokerage revenues	$262,949	$176,801	49%

Other key criteria that we use to measure performance and explain the results of our brokerage operations are presented in the following table:

	Three Months Ended March 31,		Percentage Change
	2004	2003
Total revenue trades	9,736,197	5,289,680	84%
Daily average revenue trades (“DART”s)	157,035	86,716	81%
Average commission per revenue trade	$11.53	$11.51	—%
Average (dollars in millions):
Customer margin balances	$1,981	$961	106%
Customer money market fund balances	$8,087	$7,225	12%
Stock borrow balances	$804	$288	179%
Stock loan balances	$982	$460	113%

We earn brokerage commissions when customers execute trades. These commissions are primarily affected by revenue trade volume, average commission per revenue trade and trade mix. Total revenue trades increased for the three months ended March 31, 2004 from the comparable period in 2003, due to improved general economic conditions and a resurgence in market activity.

Principal transactions include institutional revenues, market-making revenues and certain net proprietary trading gains. The increase for the three months ended March 31, 2004 from the comparable period in 2003 is due to a resurgence in institutional and market-making activity.

Other brokerage-related revenues include account maintenance fees, payments for order flow from outside market makers, stock plan administration products and services revenue, professional trading rebate revenues, proprietary fund revenues and fees for brokerage-related services. The increase for the three months ended March 31, 2004 from the comparable period in 2003, is related to increased order flow revenues.

Brokerage interest income includes interest earned on margin loans and regulatory cash and investments and fees on customer assets invested in money market accounts. The increase for the three months ended March 31, 2004 from the comparable period in 2003, was due to a rise in average customer margin balances.

Brokerage interest expense includes interest paid to customers on certain credit balances and interest paid to banks and interest paid to other broker-dealers through our stock loan program. The increase from the three months ended March 31, 2004 from the comparable period in 2003, was due to an overall increase in average stock loan balances.

Banking Revenues

Our net banking revenues increased $2.5 million and 2% during the three months ended March 31, 2004, compared to the same period last year. The increase is primarily due to a $30.7 million increase in net banking interest income, offset by a $30.4 million decline in gain on sales of loans and investments. The increase in net banking interest income is due to a 23% rise in interest-earning banking assets and a 33 basis point improvement in net interest spread from 1.52% for the three months ended March 31, 2003 to 1.85% for the three months ended March 31, 2004. The increased interest spread is due to lower interest expense from the mid-2003 introduction of a Sweep Deposit Account (“SDA”) that allows brokerage customers to sweep their money market balances into an FDIC-insured SDA, while concurrently providing the Bank with access to a lower cost of funds. The decline in gain on sales of loans and investments was primarily due to a $29.3 million decline in gain on sales of originated loans reflecting a decrease in the volume of mortgage sales, partially offset by an increase in the volume of consumer loans sales.

The components of our banking net revenues and percentage change information were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2004	2003
Banking revenues:
Banking interest income	$214,384	$187,386	14%
Banking interest expense	(117,606)	(121,333)	(3)%
Provision for loan losses	(9,055)	(10,333)	(12)%
Gain on sales of originated loans	27,100	56,395	(52)%
Gain on sales of loans held-for-sale and securities, net	14,062	15,215	(8)%
Other banking-related	19,019	18,039	5%

Net banking revenues	$147,904	$145,369	2%

Banking interest income is received by the Bank from interest-earning assets (primarily loans receivable and mortgage-backed securities). Several factors affect interest income, including: the volume, pricing, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations; and asset quality. The $27.0 million increase in banking interest income during the quarter ended March 31, 2004 reflects additional income generated by a 23% increase in the average amount of interest-earning banking assets, partially offset by the effects of a decline in the average annualized yield on interest earning assets to 4.34% during the three months ended March 31, 2004, from 4.65% for the same period last year.

Banking interest expense is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. Banking interest expense reflects a 64 basis point reduction in the average cost of borrowings that occurred primarily as a result of the impact of the introduction of the previously described SDA product in mid-2003 to the Company’s brokerage customers. This improvement was partially offset because of additional interest paid by the Bank on average interest-bearing banking liabilities which increased 21% for the three months ended March 31, 2004 over the same period last year.

Net interest spread, an indicator of the Bank’s profitability, is the difference between the weighted-average yield earned on interest-earning banking assets, less the weighted-average rate paid on interest-bearing banking liabilities. Net interest spread increased to 1.85% for the three months ended March 31, 2004 from 1.52% for the comparable period in 2003. The increase in 2004 reflects several initiatives put in place to lower our cost of funding by shifting the structure of our deposits from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposit, including the previously described SDA product. The following table presents average balance, income and expense data, related interest yields and rates, and net interest spread for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$8,932,832	$109,969	4.92%	$7,427,819	$104,703	5.64%
Interest-bearing deposits	142,301	1,105	3.12%	142,692	925	2.63%
Mortgage-backed and related available-for-sale securities	7,297,956	72,031	3.95%	6,516,528	59,972	3.68%
Available-for-sale investment securities	2,575,419	25,179	3.91%	1,642,732	18,067	4.40%
Investment in FHLB stock	79,469	699	3.54%	80,718	946	4.75%
Trading securities	818,509	6,487	3.17%	366,779	3,309	3.61%

Total interest-earning banking assets(2)	19,846,486	$215,470	4.34%	16,177,268	$187,922	4.65%

Non-interest-earning banking assets	447,450			781,678

Total banking assets	$20,293,936			$16,958,946

Interest-bearing banking liabilities:
Retail deposits	$12,018,832	$48,875	1.64%	$8,190,123	$73,004	3.61%
Brokered callable certificates of deposit	372,034	2,328	2.52%	448,709	3,254	2.94%
FHLB advances	920,000	10,399	4.47%	1,008,800	8,131	3.22%
Other borrowings	5,679,179	56,004	3.90%	6,066,084	36,944	2.44%

Total interest-bearing banking liabilities	18,990,045	$117,606	2.49%	15,713,716	$121,333	3.13%

Non-interest-bearing banking liabilities	276,570			437,312

Total banking liabilities	19,266,615			16,151,028
Total banking shareholder’s equity	1,027,321			807,918

Total banking liabilities and shareholder’s equity	$20,293,936			$16,958,946

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$856,441	$97,864		$463,552	$66,589

Net interest spread			1.85%			1.52%

Net interest margin (net yield on interest-earning banking assets)			1.97%			1.65%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.51%			102.95%

Return on average total banking assets(3)			0.64%			0.67%

Return on average banking equity(3)			12.72%			13.97%

Average equity to average total banking assets			5.06%			4.76%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amounts include a taxable equivalent increase in interest income of $1.1 million for the three months ended March 31, 2004 and $0.5 million for the three months ended March 31, 2003.
(3)	Ratio calculated based on stand-alone Bank results and not Segment results.

Gain on sales of originated loans includes gains on loans made by E*TRADE Mortgage and E*TRADE Consumer Finance. Gain on sales of originated mortgages during the three months ended March 31, 2004 was $32.6 million, or 59%, lower than first quarter 2003 results. This decline reflects a reduction in the volume of mortgage loan originations resulting from higher trending interest rates in 2004, contrasted with declining interest rates in 2003. The decrease in the gain on sales of originated mortgages was partially offset by a $3.3 million increase in gain on sales of consumer loans, that was primarily attributable to more than a twofold increase in the volume of recreational vehicle and marine loan sales during the three months ended March 31, 2004.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans that the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2004	2003
Gain on sales of securities, net	$15,760	$18,228	(14)%
Loss on sales of loans held-for-sale, net	(1,698)	(3,013)	(44)%

Total	$14,062	$15,215	(8)%

Gain on sales of securities, net decreased during the three months ended March 31, 2004, primarily because of a $4.0 million other-than-temporary decline in certain interest-only securities recognized during the first quarter 2004 (see Note 4), partially offset by a $1.5 million net gain from the sales of trading and mortgage-backed securities and investment securities. Loss on sales of loans held-for-sale, net decreased for the three months ended March 31, 2004, primarily because of a lower volume of correspondent loan sales and securitizations, which reflects a more stable interest rate environment in the quarter compared with the first quarter 2003.

Other banking-related revenues include ATM transaction fees, credit card fees, servicing fees and other banking fees imposed on deposit and transactional accounts and management fees. In total, these fees were $3.6 million higher during the three months ended March 31, 2004 than the same period last year. This increase was offset by a $2.6 million decline in portfolio management fees earned by a Bank subsidiary.

Provision for loan losses was $9.1 million and $10.3 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s provision declined primarily because of an improvement in the Bank’s delinquencies and net charge-offs in the three months ended March 31, 2004, which reflects a general economic improvement, as well as the growth of retail real estate portfolios that have relatively low delinquency rates.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio. Consistent with our existing policy, management believes the allowance for loan losses at March 31, 2004, is at least equal to the probable losses inherent in the Bank’s loan portfolio for the next twelve months. The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held-for- investment
March 31, 2004	$31,889	0.77%	$7,862	0.19%	$39,751	0.48%
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%

(1)	Primarily RV’s, automobiles, marine and credit card loans.
(2)	Primarily one-to-four family mortgage and home equity loans.

The allowance for loan losses increased 5% from $37.8 million at December 31, 2003 to $39.8 million at March 31, 2004. The increase was primarily due to the increase in the balance of real estate loans held-for-investment portfolio of $0.4 billion for three months ended March 31, 2004. Management’s estimates regarding probable losses inherent in the Bank’s real estate loan portfolio are based largely on the condition of the real estate market during the first quarter of 2004.

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

The following table presents information about our nonperforming assets (in thousands):

	March 31, 2004	December 31, 2003
Real estate loans	$16,384	$18,363
Consumer and other loans:	4,999	6,231

Total nonperforming loans, net	21,383	24,594
REO and other repossessed assets, net	7,159	6,690

Total nonperforming assets, net	$28,542	$31,284

Total nonperforming assets, net, as a percentage of total bank assets	0.14%	0.15%

Total allowance for loan losses as a percentage of total nonperforming loans, net	185.90%	153.89%

During the first quarter 2004, our nonperforming assets decreased by $2.7 million, or 9%, compared to the same period in 2003, primarily because of the continued seasoning of our real estate loans. During 2004, we recognized $0.1 million of interest on nonperforming loans. If our nonperforming loans at March 31, 2004 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $0.4 million during the first quarter of 2004.

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

Cash Provided by Operating Activities

Cash provided by operating activities increased by approximately $40 million or 7% from $609 million for the three months ended March 31, 2003 to $648 million for the three months ended March 31, 2004. During the three months ended March 31, 2004, the increase in cash provided by operating activities was primarily due to an increase in net income and increase in cash flow from changes in banking-related assets and liabilities.

Cash Used in Investing and Financing Activities

Cash used in investing activities was $393 million for the three months ended March 31, 2004 and $254 million for the comparable period in 2003. Cash used in investing activities results primarily from net purchases of mortgage-backed and investment securities, available-for-sale and a net increase in loans receivable.

Cash used in financing activities was $330 million for the three months ended March 31, 2004 and $153 million for the comparable period in 2003. For the three months ended March 31, 2004, cash used in financing activities primarily resulted from payments for purchase of common stock and financing derivative activity.

Stock Repurchases

In 2003, our Board of Directors approved a $100 million repurchase program. The open-ended plan provides the flexibility to buy back common stock, retire debt or a combination of both. For the three months ended March 31, 2004, the Company had not retired any debt, but had repurchased 3.75 million shares of common stock for an aggregate amount of $49.9 million under this program.

Other Sources of Liquidity

At March 31, 2004, we have financing facilities totaling $325.0 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There was $39.5 million outstanding as of March 31, 2004 and none outstanding as of December 31, 2003, under these lines. We also have multiple loans collateralized by equipment owned by us, for which $33.2 million was outstanding as of March 31, 2004. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $0.6 million at March 31, 2004. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

Other Liquidity Matters

We currently anticipate that our available cash resources and credit will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

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

A decrease in transaction volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active and professional trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Clearing. When transaction volume is low, our operating results are harmed in part because some of our overhead costs remain relatively fixed.

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

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing assets in our portfolio

The results of operations for the Bank depend in large part upon its level of net interest income, that is, the difference between interest income from interest-earning assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing liabilities (such as deposits and borrowings). The Bank uses derivatives to help manage its interest rate risk. However, derivatives utilized may not be entirely effective and changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine and recreational vehicle loans and credit card portfolios, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan loss would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan loss requirements could adversely affect our financial results if those higher yields do not cover the provision for loan losses.

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

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist and market making community and reduced payment for order flow revenues for us. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by Dempsey.

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

As part of our institutional business we provide clients access to certain third-party research tools and other services in exchange for commission earned. Currently, these activities are allowed by various regulatory bodies, however, changes have been proposed in the United Kingdom and the United States that may limit or eliminate altogether the services we could provide to clients in exchange for commissions. If these proposals are adopted, we may realize a decrease in our institutional commission revenues.

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

If we fail to comply with applicable securities, banking and insurance laws, rules and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, New York Stock Exchange (“NYSE”), National Association of Securities Dealers (“NASD”), Commodity Futures Trading Commission or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. See Note 11 for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

Similarly, the Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could harm a bank’s operations and financial statements. A bank must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about the strength of components of its capital, risk weightings of assets, off-balance sheet transactions and other factors.

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 11 for the Bank for the current reporting period.

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

In addition, the Bank is subject to extensive regulation of its activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of and mergers with other financial institutions, purchases of deposits and loan portfolios, the establishment of new Bank subsidiaries and the commencement of new activities by Bank subsidiaries require the prior approval of the OTS, and in some cases the FDIC, which may deny approval or limit the scope of our planned activity. These regulations and conditions could place us at a competitive disadvantage in an environment in which consolidation within the financial services industry is prevalent. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, could negatively affect us following the acquisition and could also delay or prevent the development, introduction and marketing of new products and services.

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in prior periods and we may do so in the future. While we reported net income for the three months ended March 31, 2004 and for the year ended 2003, we reported a net loss of $186.4 million for the year ended December 31, 2002.

Our ratio of debt to equity may make it more difficult to make payments on our debts or to obtain financing

At March 31, 2004, we had an outstanding balance of $695.3 million in convertible subordinated notes. Our ratio of debt (our convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 48.3% at March 31, 2004. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through March 31, 2004, the price per share of our common stock has ranged from a high of $15.40 to a low of $3.65. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

BROKERAGE OPERATIONS

Interest Rate Risk

At March 31, 2004, we had variable-rate brokerage and corporate term loans outstanding of approximately $33.2 million and $17.2 million at December 31, 2003. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 1% at March 31, 2004 and December 31, 2003, the interest payments would have increased by an immaterial amount.

Equity Security Price Risk

We currently hold an investment in SBI which is a Japanese yen denominated publicly traded equity security with unrealized gains of $162.0 million as of March 31, 2004. As the security’s market price and the value of the yen fluctuates, we are exposed to risk of a loss of some of the unrealized gains.

BANKING OPERATIONS

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to fluctuations in interest rates. At March 31, 2004, approximately 49.7% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities during the three months ended March 31, 2003 and 2004. The fair value of the trading portfolio was $809 million at March 31, 2004 and $821 million at December 31, 2003.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at March 31, 2004 and December 31, 2003, because they result in negative interest rates. The sensitivity of NPVE at March 31, 2004 and December 31, 2003 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

	Change in Net Present Value of Equity
Parallel Change in Interest Rates (bps)	March 31, 2004		December 31, 2003		Board Limit
+300	$(338,245)	(28)%	$(278,901)	(26)%	(55)%
+200	$(193,975)	(16)%	$(175,696)	(16)%	(30)%
+100	$(70,426)	(6)%	$(76,145)	(7)%	(15)%
-100	$(54,606)	(5)%	$18,418	2%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at March 31, 2004 was characterized as “minimum.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.9 billion at March 31, 2004 and $0.3 billion at December 31, 2003, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL AND ADMINISTRATIVE PROCEEDINGS

In the late 1990’s, certain putative class actions were filed against the Company, generally seeking damages and/or injunctive relief arising out of plaintiffs claims that they were unable to access the Company’s website during certain periods. In each of the foregoing putative class actions, the Company successfully obtained court orders denying class certification. In the one remaining action, Truc Q. Hoang, pending in the Court of Common Pleas, Cuyahoga County, Ohio, class certification has been denied, and the trial court recently issued an order denying the plaintiff’s subsequent request for permission to file an amended complaint in an attempt to redefine a class of potential Ohio plaintiffs. While plaintiff Hoang remains free to pursue any individual claims she may possess, such claims do not pose a material threat, and the Company does not intend to provide any further reports regarding it.

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

The Company hereby incorporates by reference the information set forth in Part I of this report under Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 9, 2003, the Company’s Board of Directors approved and the Company announced, a new $100 million repurchase program (the “Plan”). The Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. For the three months ended March 31. 2004, the Company had repurchased shares as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
January 2004	747,000	$14.17	747,000	$89,415,010
February 2004	1,032,000	$14.07	1,032,000	$74,894,770
March 2004	1,971,000	$12.59	1,971,000	$50,079,880

Total	3,750,000	$13.31	3,750,000	$50,079,880

During the three months ended March 31, 2004, the Company authorized the issuance of an aggregate of 14,700 shares of Company common stock in connection with the exercise of certain warrants to purchase shares of the Company’s common stock which were assumed in connection with the Company’s acquisition of the Bank. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NOT APPLICABLE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Mitchell H. Caplan under Item 307 of Regulation S-K

31.2	Certification of Robert J. Simmons under Item 307 of Regulation S-K

32.1	Certification of Mitchell H. Caplan and Robert J. Simmons under Section 906 of Sarbanes-Oxley Act

(b)	Reports on Form 8-K—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2004	E*TRADE Financial Corporation (Registrant)

	By	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By	/s/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)