Form 10-Q
period 2004-06-30
E TRADE FINANCIAL CORP
filed 2004-08-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 373,272,546 shares of common stock and 1,326,125 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2004

Unless otherwise indicated, references to “the Company,” “We,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and E*TRADE FINANCIAL are trademarks or registered trademarks of E*TRADE Financial Corporation or its subsidiaries in the United States. Some of these and other trademarks are also registered outside the United States.

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and equivalents	$1,243,571	$921,364
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $191,800 at June 30, 2004 and $875,800 at December 31, 2003)	1,362,755	1,644,605
Brokerage receivables, net	3,639,541	2,297,778
Trading securities	776,734	832,889
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $8,248,770 at June 30, 2004 and $5,706,325 at December 31, 2003)	11,630,652	9,826,940
Other investments	51,043	49,272
Loans receivable (net of allowance for loan losses of $40,938 at June 30, 2004 and $37,847 at December 31, 2003)	9,557,278	8,130,906
Loans held-for-sale, net	446,297	1,000,487
Property and equipment, net	284,146	287,097
Derivative assets	214,658	59,990
Accrued interest receivable	104,946	92,565
Investment in Federal Home Loan Bank Stock	100,460	79,236
Goodwill	392,520	392,845
Other intangibles, net	115,444	126,032
Net assets of discontinued operations	6,899	47,785
Other assets	314,670	259,425

Total assets	$30,241,614	$26,049,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$4,710,976	$3,696,225
Deposits	11,837,898	12,514,486
Securities sold under agreements to repurchase	8,412,010	5,283,609
Other borrowings by Bank subsidiary	1,476,091	1,203,554
Derivative liabilities	7,789	79,303
Senior notes	400,000	—
Convertible subordinated notes	532,783	695,330
Net liabilities of discontinued operations	45,821	13,037
Accounts payable, accrued and other liabilities	704,361	645,378

Total liabilities	28,127,729	24,130,922

Commitments and contingencies
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at June 30, 2004 and December 31, 2003	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,326,125 at June 30, 2004 and 1,386,125 at December 31, 2003	13	14
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 372,503,216 at June 30, 2004 and 366,636,406 at December 31, 2003	3,725	3,666
Additional paid-in capital	2,275,745	2,247,930
Deferred stock compensation	(18,192)	(12,874)
Accumulated deficit	(19,085)	(230,465)
Accumulated other comprehensive loss	(128,321)	(89,977)

Total shareholders’ equity	2,113,885	1,918,294

Total liabilities and shareholders’ equity	$30,241,614	$26,049,216

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Brokerage revenues:
Commissions	$79,156	$85,780	$191,386	$146,668
Principal transactions	67,447	58,640	136,876	100,850
Other brokerage-related revenues	41,798	45,269	84,955	87,165
Brokerage interest income	43,707	34,868	84,960	69,188
Brokerage interest expense	(4,134)	(1,877)	(7,254)	(4,390)

Net brokerage revenues	227,974	222,680	490,923	399,481

Banking revenues:
Banking interest income	230,228	181,891	444,612	369,277
Banking interest expense	(115,904)	(117,954)	(233,510)	(239,287)
Provision for loan losses	(7,501)	(7,828)	(16,556)	(18,161)
Gain on sales of originated loans	21,475	62,025	48,575	118,420
Gain on sales of loans held-for-sale and securities, net	14,891	20,940	28,953	36,155
Other banking-related revenues	9,690	7,412	18,331	15,701

Net banking revenues	152,879	146,486	290,405	282,105

Total net revenues	380,853	369,166	781,328	681,586

Expenses excluding interest:
Compensation and benefits	99,896	98,061	199,358	189,707
Occupancy and equipment	19,119	21,517	39,114	44,773
Communications	18,093	19,490	37,535	40,799
Professional services	15,672	17,606	30,036	27,806
Commissions, clearance and floor brokerage	41,926	38,554	85,853	68,696
Advertising and market development	14,773	18,914	38,827	35,400
Servicing and other banking expenses	8,984	11,063	17,450	21,268
Fair value adjustments of financial derivatives	(2,395)	7,923	(2,121)	14,738
Depreciation and amortization	20,546	23,087	41,069	48,726
Amortization of other intangibles	6,777	6,570	13,696	13,371
Facility restructuring and other exit charges	48	75,468	(911)	78,338
Acquisition-related expenses	62	1,015	124	2,322
Other	21,450	29,152	46,439	52,334

Total expenses excluding interest	264,951	368,420	546,469	638,278

Income before other income (loss), income taxes and discontinued operations	115,902	746	234,859	43,308

Other income (loss):
Corporate interest income	1,694	1,882	3,057	3,503
Corporate interest expense	(12,540)	(11,431)	(23,878)	(22,878)
Gain on sale and impairment of investments	31,728	22,346	60,277	21,720
Loss on early extinguishment of debt	(4,357)	—	(4,357)	—
Equity in income of investments and venture funds	462	810	3,064	3,623

Total other income	16,987	13,607	38,163	5,968

Income before income taxes and discontinued operations	132,889	14,353	273,022	49,276
Income tax expense	41,195	6,100	91,003	20,855
Minority interest in subsidiaries	89	(5,640)	829	(5,132)

Income from continuing operations	91,605	13,893	181,190	33,553

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net	56	(1,206)	(1,054)	616
Gain on disposal of discontinued operations, net	31,244	—	31,244	—

Net income (loss) from discontinued operations	31,300	(1,206)	30,190	616

Net income	$122,905	$12,687	$211,380	$34,169

Basic income per share from continuing operations	$0.25	$0.04	$0.50	$0.10
Basic income (loss) per share from discontinued operations	0.09	(0.00)	0.08	0.00

Basic net income per share	$0.34	$0.04	$0.58	$0.10

Diluted income per share from continuing operations	$0.24	$0.03	$0.47	$0.09
Diluted income (loss) per share from discontinued operations	0.07	(0.00)	0.07	0.00

Diluted net income per share	$0.31	$0.03	$0.54	$0.09

Shares used in computation of per share data:
Basic	365,072	356,237	364,939	355,475
Diluted	416,713	363,697	420,841	361,072

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$122,905	$12,687	$211,380	$34,169

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses)	(243,628)	156,113	(126,782)	175,815
Less: impact of realized gains (transferred out of AOCI) included in net income	(37,586)	(17,755)	(92,334)	(35,835)
Tax effect	114,142	(50,493)	93,867	(49,175)

Net change from available-for-sale securities	(167,072)	87,865	(125,249)	90,805

Cash flow hedging instruments:
Unrealized gains (losses)	217,909	(40,783)	108,902	(52,279)
Amortization of losses deferred in AOCI into interest expense related to de-designated cash flow hedges	23,119	31,661	48,134	64,729
Tax effect	(93,801)	2,596	(60,999)	1,139

Net change from cash flow hedging instruments	147,227	(6,526)	96,037	13,589

Foreign currency translation gains (losses)	(8,598)	(1,010)	(9,132)	1,910

Other comprehensive income (loss)	(28,443)	80,329	(38,344)	106,304

Comprehensive income	$94,462	$93,016	$173,036	$140,473

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							211,380		211,380
Other comprehensive loss								(38,344)	(38,344)
Exercise of stock options and purchase plans, including tax benefit			5,860	59	39,934				39,993
Repurchases of common stock			(7,855)	(79)	(99,919)				(99,998)
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Issuance of restricted stock			698	7	8,201	(8,108)			100
Shares issued upon debt conversion			7,242	72	77,762				77,834
Amortization of deferred stock compensation						1,931			1,931
Other	(60)	(1)	60	1	3,018				3,018

Balance, June 30, 2004	1,326	$13	372,503	$3,725	$2,275,745	$(18,192)	$(19,085)	$(128,321)	$2,113,885

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							34,169		34,169
Other comprehensive income								106,304	106,304
Exercise of stock options and purchase plans, including tax benefit			3,988	41	18,262				18,303
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Issuance of restricted stock			1,633	16	12,436	(12,352)			100
Amortization of deferred stock compensation						679			679
Other	(40)		40						—

Balance, June 30, 2003	1,587	$16	360,258	$3,603	$2,199,627	$(13,426)	$(399,323)	$(125,153)	$1,665,344

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,380	$34,169
Non-cash items included in net income:
Provision for loan losses	16,556	18,161
Depreciation, amortization and discount accretion	200,485	216,602
Recognized loss on impairment of investments	8,651	8,209
Equity in income of subsidiaries and investments	(7,927)	(7,289)
Non-cash restructuring costs and other exit charges	1,278	47,788
Amortization of deferred stock compensation	1,931	679
Income taxes	12,347	78,877
Gain on disposition of assets	(57,287)	(147)
Gain on sale of investments and loans	(148,334)	(184,673)
Gain on sale of German subsidiary	—	(4,475)
Unrealized losses on venture funds	4,793	3,634
Other	(4,515)	19,495
Net effect of changes in brokerage-related assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	275,146	(611,201)
Increase in brokerage receivables	(1,369,697)	(494,031)
Increase in brokerage payables	1,056,394	1,105,849
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	3,946,166	8,166,592
Purchases of loans held-for-sale	(3,345,746)	(7,425,398)
Proceeds from sales, repayments and maturities of trading securities	5,604,384	6,170,966
Purchases of trading securities	(5,559,038)	(6,250,333)
Other changes, net:
Other assets	(11,352)	(115,369)
Accrued interest receivable and payable, net	6,928	13,887
Accounts payable, accrued and other liabilities	29,112	87,079
Restructuring liabilities	(9,377)	(7,414)

Net cash provided by operating activities from continuing operations	$862,278	$871,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(12,872,329)	$(10,277,750)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	10,906,708	9,851,171
Net increase in loans receivable	(1,475,674)	(545,919)
Purchases of property and equipment, net of property and equipment received in business	(43,186)	(16,346)
Proceeds from sales of property and equipment	200	5,061
Investing derivative activity	(12,372)	(73,146)
Proceeds from sale of E* TRADE Access	106,868	—
Other	(22,055)	(1,132)

Net cash used in investing activities from continuing operations	$(3,411,840)	$(1,058,061)

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in banking deposits	$(677,211)	$693,536
Advances from the Federal Home Loan Bank	1,046,000	555,000
Payments on advances from the Federal Home Loan Bank	(823,000)	(909,000)
Net increase in securities sold under agreements to repurchase	3,127,930	180,603
Net increase (decrease) in other borrowed funds	3,610	(168,264)
Payments on call of convertible subordinated notes	(83,427)	—
Proceeds from issuance of senior notes	394,000	—
Proceeds from issuance of trust preferred securities	45,880	24,250
Proceeds from issuance of common stock from employee stock transactions	27,635	16,757
Payments on Company loans and lines of credit	(39,500)	(5,090)
Proceeds from Company loans and lines of credit	39,500	—
Repayment of capital lease obligations	(475)	(2,478)
Repurchases of common stock	(99,998)	—
(Issuances) repayments of loans to related parties and associates, net of loans repaid/issued	(241)	666
Financing derivative activity	(110,699)	(89,978)

Net cash provided by financing activities from continuing operations	$2,850,004	$296,002

CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	$21,765	$(967)

INCREASE IN CASH AND EQUIVALENTS	322,207	108,631
CASH AND EQUIVALENTS—Beginning of period	921,364	773,605

CASH AND EQUIVALENTS—End of period	$1,243,571	$882,236

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$200,077	$222,471

Cash paid for income taxes	$35,978	$19,315

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$12,207	$1,938

Reclassification of loans held-for-sale to loans held-for-investment	$—	$228,700

Transfer from loans to other real estate owned and repossessed assets	$21,863	$18,927

Assets acquired under capital lease obligations	$—	$2,678

Common stock issued upon conversion of convertible subordinated notes by election of debtholders	$77,834	$—

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE FINANCIAL Corporation (the “Company,” “Parent” or “E*TRADE FINANCIAL”), is a financial services holding company, whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer and provider of brokerage services to both retail and institutional customers;

E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

Dempsey & Company, LLC (“Dempsey”) and GVR Company, LLC (“GVR”), registered broker-dealers, specialists and market-making firms;

Engelman Securities, Inc. (“Engelman”), a registered broker-dealer;

E*TRADE Professional Trading, LLC, a registered broker-dealer;

E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), a provider of stock plan administration and options management tools to corporate customers;

E*TRADE Professional Securities LLC, a registered broker-dealer, registered in June 2004; and

E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

E*TRADE Re, LLC, the holding company of ETB Holdings, Inc. and a provider of mortgage reinsurance. Its subsidiaries include:

ETB Holdings, Inc. (“ETBH”), the holding company of E*TRADE Bank and E*TRADE Global Asset Management, Inc.;

E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to retail customers nationwide and the parent company of the following subsidiaries:

E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator;

E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a recreational vehicle, marine, auto and other consumer loan originator and servicer; and

E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Brokerage and Banking Segments, as well as institutional customers.

In addition to the above subsidiaries, the Bank also owned E*TRADE Access, Inc. (“E*TRADE Access”), a subsidiary that owned and operated an independent network of automated teller machines. As described in further detail in Note 3, the Bank sold substantially all of the assets and liabilities of E*TRADE Access to an independent third-party on June 30, 2004.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the six months ended June 30, 2004 may not be indicative of future results. Certain prior period amounts have been reclassified to conform to the current period presentation. As discussed in Note 3, the operations of E*TRADE Access have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, prior period amounts have been reclassified to reflect E*TRADE Access as a discontinued operation. Unless noted, discussions herein pertain to the Company’s continuing operations. Because the Company operates in the financial services industry, it follows accounting guidance used by the brokerage and banking industries.

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

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment, to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management’s intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. Currently, the Company is evaluating this amendment and will adopt it beginning in the third quarter of 2004.

NOTE 3—DISCONTINUED OPERATIONS

On June 30, 2004, the Company’s Banking Segment completed the sale of substantially all of the assets and liabilities of E*TRADE Access to Cardtronics, LP and Cardtronics, Inc. for $106.9 million in cash. The Company has reflected E*TRADE Access’ results of operations, financial position and cash flows as discontinued operations in the unaudited condensed consolidated financial statements for all periods reported herein. The sale resulted in a $57.3 million pre-tax gain ($31.2 million after taxes). As part of the sales agreement, Cardtronics assumed substantially all of the liabilities of E*TRADE Access, including contingent liabilities that could result from certain litigation that was pending final resolution as of June 30, 2004.

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$10,553	$11,921	$20,029	$21,671

Income (loss) from discontinued operations before income taxes	$(112)	$(1,988)	$(1,927)	$1,005
Provision (benefit) for income taxes	(168)	(782)	(873)	389

Income (loss) from discontinued operations	$56	$(1,206)	$(1,054)	$616

The following table summarizes the assets and liabilities of E*TRADE Access at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
Assets:
Cash and equivalents	$1,187	$75
Other investments	—	34
Property and equipment, net	—	14,161
Goodwill	—	9,651
Other intangibles, net	—	17,958
Other assets	5,712	5,906

Net assets of discontinued operations	$6,899	$47,785

Liabilities:
Accounts payable, accrued and other liabilities	$45,821	$13,037

Net liabilities of discontinued operations	$45,821	$13,037

The remaining assets and liabilities at June 30, 2004 principally represent receivables, deferred income taxes and other accrued liabilities.

NOTE 4—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,558 at June 30, 2004 and $1,082 at December 31, 2003)	$2,180,134	$1,820,161
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	201,496	128,419
Deposits paid for securities borrowed	1,222,554	315,789
Securities failed to deliver	5,625	2,592
Other	29,732	30,817

Total brokerage receivables, net	$3,639,541	$2,297,778

Payable to customers and non-customers	$3,350,378	$3,123,478
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,288,112	521,454
Securities failed to receive	3,675	4,978
Other	68,811	46,315

Total brokerage payables	$4,710,976	$3,696,225

Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Credit extended to customers and non-customers with respect to margin accounts was $2,098 million at June 30, 2004 and $1,752 million at December 31, 2003. Securities owned by customers and non-customers were held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying unaudited condensed consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings, or for delivery to counterparties to cover customer short positions. As of June 30, 2004, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $3,655 million. Of this amount, $1,623 million has been pledged or sold as of June 30, 2004 in connection with securities loans, bank borrowings and deposits with clearing organizations. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances. Other brokerage payables include securities sold but not yet purchased.

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
June 30, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$4,119,925	$339	$(179,738)	$3,940,526
Government National Mortgage Association	3,053,009	—	(137,040)	2,915,969
Federal Home Loan Mortgage Corporation	75,253	99	(2,632)	72,720

Total U.S. Government sponsored enterprise	7,248,187	438	(319,410)	6,929,215
Collateralized mortgage obligations	1,481,902	13,565	(27,940)	1,467,527
Private issuer and other	8,653	469	(255)	8,867

Total mortgage-backed securities	8,738,742	14,472	(347,605)	8,405,609

Investment securities:
Debt securities:
Asset-backed securities	2,579,677	32,440	(21,206)	2,590,911
Corporate bonds	115,372	2	(4,469)	110,905
Municipal bonds	94,930	460	(3,808)	91,582
Other debt securities	81,031	4	(8,015)	73,020

Total debt securities	2,871,010	32,906	(37,498)	2,866,418
Publicly traded equity securities	190,013	144,136	(775)	333,374
Retained interests from securitizations	25,251	—	—	25,251

Total investment securities	3,086,274	177,042	(38,273)	3,225,043

Total available-for-sale securities	$11,825,016	$191,514	$(385,878)	$11,630,652

December 31, 2003:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$2,860,218	$453	$(70,945)	$2,789,726
Government National Mortgage Association	2,339,066	—	(69,779)	2,269,287
Federal Home Loan Mortgage Corporation	138,229	565	(3,087)	135,707

Total U.S. Government sponsored enterprise	5,337,513	1,018	(143,811)	5,194,720
Collateralized mortgage obligations	1,965,930	4,992	(18,885)	1,952,037
Private issuer and other	10,465	461	(294)	10,632

Total mortgage-backed securities	7,313,908	6,471	(162,990)	7,157,389

Investment securities:
Debt securities:
Asset-backed securities	2,000,239	26,031	(15,541)	2,010,729
Corporate bonds	122,583	67	(6,620)	116,030
Municipal bonds	44,906	740	—	45,646
Other debt securities	89,944	18	(6,590)	83,372

Total debt securities	2,257,672	26,856	(28,751)	2,255,777
Publicly traded equity securities	201,777	182,737	(1,533)	382,981
Retained interests from securitizations	30,793	—	—	30,793

Total investment securities	2,490,242	209,593	(30,284)	2,669,551

Total available-for-sale securities	$9,804,150	$216,064	$(193,274)	$9,826,940

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$6,438,990	$(290,014)	$471,853	$(29,396)	$6,910,843	$(319,410)
Other	1,184,971	(26,239)	49,925	(1,956)	1,234,896	(28,195)
Asset-backed securities	641,715	(12,468)	16,800	(8,738)	658,515	(21,206)
Corporate bonds	10,741	(382)	100,071	(4,087)	110,812	(4,469)
Municipal bonds	73,941	(3,808)	—	—	73,941	(3,808)
Other debt securities	—	—	72,324	(8,015)	72,324	(8,015)
Publicly traded equity securities	26,959	(775)	—	—	26,959	(775)

Total temporarily impaired securities	$8,377,317	$(333,686)	$710,973	$(52,192)	$9,088,290	$(385,878)

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions for future performance are derived from the actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines an impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary.

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with the Consensus of the Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in gains on sales of loans held-for-sale and securities, net on the unaudited condensed consolidated statements of operations. At June 30, 2004, the Company evaluated the following asset-backed securities and interest-only strips that had unrealized losses (in thousands):

	Securities Tested for Other-than-Temporary Impairment
	Asset Backed	Interest Only	Total
Fair value	$363,920	$4,242	$368,162
Book value	379,374	4,271	383,645

Total unrealized loss	$(15,454)	$(29)	$(15,483)

Based on its evaluation, the Company recorded an other-than-temporary charge of $0.3 million and $4.3 million for the three and six months ended June 30, 2004, respectively, for its asset-backed and interest-only securities. The Company also recognized none and $4.4 million of other-than-temporary impairments for the three and six months ended June 30, 2004, respectively, from retained beneficial interests in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation, formerly Deutsche Recreational Asset Funding Corporation.

Publicly Traded Equity Securities

Publicly traded equity securities include shares of Softbank Investment Corporation (“SBI”) received in 2003 in exchange for the Company’s investment in E*TRADE Japan K.K. The Company sold shares of SBI resulting in a gain of $30.4 million for the three months ended June 30, 2004 and $64.6 million for the six months ended June 30, 2004. At June 30, 2004, the Company’s ownership in SBI was 5.82% and the fair value of its investment in SBI was $164.8 million, including a gross unrealized gain of $140.1 million which is reflected as a component of accumulated other comprehensive loss (“AOCI”).

NOTE 6—LOANS, NET

Loans, net are summarized as follows (in thousands):

	June 30, 2004
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$3,387,167	$414,934	$3,802,101
Home equity lines of credit and second mortgage	1,852,415	435	1,852,850
Multi-family	—	92	92
Commercial	1,661	—	1,661
Mixed-use and land	66	—	66

Total real estate loans	5,241,309	415,461	5,656,770

Consumer and other loans:
Recreational vehicle	2,532,258	16,542	2,548,800
Automobile	866,531	—	866,531
Marine	681,890	7,476	689,366
Credit card	91,185	—	91,185
Lease financing	2,252	—	2,252
Other	15,829	7,693	23,522

Total consumer and other loans	4,189,945	31,711	4,221,656

Total loans	9,431,254	447,172	9,878,426
Unamortized premiums (discounts), net	166,962	(875)	166,087
Less allowance for loan losses	(40,938)	—	(40,938)

Total	$9,557,278	$446,297	$10,003,575

	December 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,289,196	$966,334	$3,255,530
Home equity lines of credit and second mortgage	1,511,452	315	1,511,767
Multi-family	—	97	97
Commercial	12,279	—	12,279
Mixed-use and land	72	—	72

Total real estate loans	3,812,999	966,746	4,779,745

Consumer and other loans:
Recreational vehicle	2,263,606	21,845	2,285,451
Automobile	1,162,339	—	1,162,339
Marine	625,484	2,491	627,975
Credit card	113,434	—	113,434
Lease financing	2,651	—	2,651
Other	13,305	262	13,567

Total consumer and other loans	4,180,819	24,598	4,205,417

Total loans	7,993,818	991,344	8,985,162
Unamortized premiums, net	174,935	9,143	184,078
Less allowance for loan losses	(37,847)	—	(37,847)

Total	$8,130,906	$1,000,487	$9,131,393

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Allowance for loan losses, beginning of the period	$39,751	$29,194	$37,847	$27,666
Provision for loan losses	7,501	7,828	16,556	18,161
Purchased reserve	—	2,606	—	2,606
Charge-offs	(11,153)	(13,140)	(24,014)	(27,338)
Recoveries	4,839	6,184	10,549	11,577

Allowance for loan losses, end of period	$40,938	$32,672	$40,938	$32,672

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Money market	1.15%	1.36%	$3,806,992	$4,412,329	32.2%	35.3%
Sweep deposit	0.15%	0.15%	4,763,523	4,258,770	40.2	34.0
Certificates of deposit	3.40%	3.36%	2,524,798	3,234,139	21.3	25.8
Brokered certificates of deposit	2.56%	2.78%	384,177	292,476	3.3	2.4
Passbook savings	1.16%	1.78%	761	809	—	—
Checking:
Interest-bearing	0.66%	0.80%	357,329	315,351	3.0	2.5
Non-interest-bearing	—%	—%	318	612	—	—

Total			$11,837,898	$12,514,486	100.0%	100.0%

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The Bank’s borrowings by category are shown below (in thousands):

	June 30, 2004	December 31, 2003
Securities sold under agreements to repurchase	$8,412,010	$5,283,609

Other borrowings by Bank subsidiary:
Federal Home Loan Bank advances	1,143,000	920,000
Subordinated debentures	247,675	201,665
Other	85,416	81,889

Total other borrowings by Bank subsidiary	1,476,091	1,203,554

Total borrowings	$9,888,101	$6,487,163

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances were invested in ETBH’s Floating Rate Junior Subordinated Debentures. Five subordinated debentures issued by ETBH in 2004 pay interest each quarter at rates that are identical to the quarterly dividend rate paid by the associated Capital Trust. Key information regarding the issuances made during the six months ended June 30, 2004 is provided in the following table (dollars in thousands):

Floating Rate Junior Subordinated Debenture Issue Date	Maturity Date	Face Value	Annual Interest Rate	1st Quarterly Payment Due
Quarter ended March 31, 2004:
February 2004	2034	$10,000	2.85% above 3-month LIBOR	April 2004
February 2004	2034	$5,000	2.90% above 3-month LIBOR	April 2004
March 2004	2034	$10,000	2.80% above 3-month LIBOR	July 2004
Quarter ended June 30, 2004:
May 2004	2034	$12,000	2.80% above 3-month LIBOR	July 2004
June 2004	2034	$10,000	2.70% above 3-month LIBOR	October 2004

NOTE 9—SENIOR NOTES AND CONVERTIBLE SUBORDINATED NOTES

The Company’s long-term debt by type is shown below (in thousands):

	June 30, 2004	December 31, 2003
Senior 8.00% Notes, due 2011	$400,000	$—

Convertible subordinated notes:
6.75% Notes, due 2008	162,453	325,000
6.00% Notes, due 2007	370,330	370,330

Total convertible subordinated notes	532,783	695,330

Total senior and convertible subordinated notes	$932,783	$695,330

In April 2004, the Company called an aggregate principal amount of $162.5 million of its 6.75% Notes. Of these notes, principal of $79.1 million was converted into 7.2 million shares of the Company’s common stock, with $1.3 million recorded in additional paid-in capital for its portion of the premium and unamortized debt offering costs. The remaining principal of $83.4 million was redeemed for cash, with a $4.4 million charge recorded as loss on early extinguishment of debt for its portion of the premium paid and write-off of unamortized debt offering costs.

In June 2004, the Company completed a private offering of an aggregate principal amount of $400 million in senior notes due June 2011. The senior notes bear interest at 8.00%, payable semi-annually, and are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $8.2 million are included in other assets and are being amortized over the term of the senior notes.

Using $362.3 million of proceeds from its private offering, the Company called the remaining principal amount of its 6.75% Notes of $162.5 million and $185.2 million of its 6.00% Notes for redemption in July 2004. Of these notes, principal of $2.1 million was converted into 0.2 million shares of the Company’s common stock. The remaining principal of $345.5 million was redeemed for cash, with a $15.1 million charge recorded as loss on early extinguishment of debt in July 2004, for its portion of the premium paid and unamortized debt offering costs.

NOTE 10—SHAREHOLDERS’ EQUITY

Stock Repurchases

On April 29, 2004, the Company announced that it had completed its $100 million repurchase program, approved in December 2003. Through the program, the Company repurchased a total of approximately 7.9 million shares of its common stock at a weighted-average price of $12.73 for an aggregate amount of $100 million. Also on April 29, 2004, the Company announced that its Board of Directors authorized a new $200 million repurchase program. The new plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding 6.75% convertible subordinated notes, retire debt in the open market or a combination of all three. Under this plan, the Company paid $83.4 million for partial redemption of $162.5 million principal of its 6.75% Notes in June 2004, as discussed in Note 9.

Restricted Common Stock and Deferred Stock Compensation

In 2004, the Company issued 0.7 million shares of restricted common stock to its executive officers and other employees, thereby increasing the amount of deferred stock compensation in the accompanying unaudited condensed consolidated balance sheets by $8.1 million, the fair market value of the shares on the date of grant. Of these grants, 0.5 million shares vest annually over a four-year period and 0.2 million shares vest 100% on the five-year anniversary of the date of grant. The Company will recognize compensation expense related to these shares ratably over the applicable vesting periods.

Stock-Based Compensation

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

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$122,905	$12,687	$211,380	$34,169
Add back: Stock-based employee compensation expense included in reported net income, net of tax	616	249	1,373	488
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,943)	(3,176)	(8,873)	(8,491)

Pro forma net income	$118,578	$9,760	$203,880	$26,166

Income per share:
Basic—as reported	$0.34	$0.04	$0.58	$0.10

Basic—pro forma	$0.32	$0.03	$0.56	$0.07

Diluted—as reported	$0.31	$0.03	$0.54	$0.09

Diluted—pro forma	$0.30	$0.03	$0.52	$0.07

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	49%	70%	52%	66%
Risk-free interest rate	2%	3%	2%	3%
Expected life of option following vesting (in months)	24	15	22	21

The valuations of the computed weighted average fair values of all option grants under SFAS No. 123 were $4.75 for the three months ended June 30, 2004, $3.91 for the three months ended June 30, 2003, $5.66 for the six months ended June 30, 2004 and $2.54 for the six months ended June 30, 2003. During the three months ended March 31, 2003, the Company granted approximately 6.1 million options to its non-executive employees with a value of $1.47 per share. The increase in expected life for the three and six months ended June 30, 2004 as compared to the same periods in 2003, is principally due to these non-executive employee option grants and related exercises during 2003, which had vesting terms within the year of grant.

NOTE 11—RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amounts recognized by the Company as facility restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
2003 Restructuring Plan	$41	$70,262	$(438)	$70,262
2001 Restructuring Plan	(491)	9,603	(840)	11,065
Other exit activity	498	(4,397)	367	(2,989)

Total facility restructuring and other exit charges	$48	$75,468	$(911)	$78,338

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”). The 2003 Restructuring Plan has two elements: facility consolidation and the exit and write-off of unprofitable product offerings and initiatives. The original 2003 facility consolidation charge primarily related to charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities located in Menlo Park and Rancho Cordova, California. The other charges related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In 2004, the Company finalized its exit of this product offering of Enlight Holdings, LLC, and as a result made adjustments to previously estimated costs associated with the sale. The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activity recorded in 2003	$55,010	$57,960	$112,970
Cash payments	(11,007)	(16,369)	(27,376)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	24,749	3,221	27,970

2004 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2004	146	(584)	(438)
Cash payments	(2,898)	(2,187)	(5,085)

Restructuring liabilities at June 30, 2004	$21,997	$450	$22,447

2001 Facility Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations. The original 2001 restructuring charge related to facility consolidation, representing the undiscounted value of ongoing lease commitments, offset by anticipated third party sublease revenues, the write-off of capitalized software, hardware and other fixed assets and other costs. Subsequent to 2001, the Company recognized additional facility consolidation adjustments as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2003:
Adjustments and additional charges	22,204	2,072	3,499	27,775
Cash payments	(92,881)	(67)	(19,281)	(112,229)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2003	16,529	660	172	17,361
2004 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2004	(840)	—	—	(840)
Cash payments	(3,009)	—	(5)	(3,014)

Restructuring liabilities at June 30, 2004	$12,680	$660	$167	$13,507

Other Exit Activity

Other exit activity for the three and six months ended June 30, 2004 primarily relates to additional costs, net of recoveries, for our exit of the Institutional Research Business toward the end of 2003 and the transfer of our consumer loan operations from Arlington, Virginia to E*TRADE Consumer Finance in Irvine, California.

NOTE 12—INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earning per share (“EPS”) (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$91,605	$13,893	$181,190	$33,553
Interest on convertible subordinated notes, net of tax	7,416	—	15,069	—

Income from continuing operations, as adjusted	99,021	13,893	196,259	33,553
Net income (loss) from discontinued operations	31,300	(1,206)	30,190	616

Net income, as adjusted	$130,321	$12,687	$226,449	$34,169

Denominator:
Basic weighted-average shares outstanding	365,072	356,237	364,939	355,475
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	9,276	4,914	10,825	3,051
Weighted-average warrants and contingent shares outstanding	2,486	2,546	2,418	2,546
Shares issuable for assumed conversion of convertible subordinated notes	39,879	—	42,659	—

Diluted weighted-average shares outstanding	416,713	363,697	420,841	361,072

Basic EPS:
Income per share from continuing operations	$0.25	$0.04	$0.50	$0.10
Net income (loss) per share from discontinued operations	0.09	(0.00)	0.08	0.00

Net income per share	$0.34	$0.04	$0.58	$0.10

Diluted EPS:
Income per share from continuing operations	$0.24	$0.03	$0.47	$0.09
Net income (loss) per share from discontinued operations	0.07	(0.00)	0.07	0.00

Net income per share	$0.31	$0.03	$0.54	$0.09

Excluded from the calculations of diluted income (loss) per share are 45.4 million of common stock shares for the three and six months ended June 30, 2003, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock are not included in the computation of diluted income per share because the options’ exercise price is greater than the average market price of the Company’s common stock for the periods stated, and therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options excluded from computation of diluted income per share	11,875	24,152	10,586	29,705
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$11.78	$6.56	$12.76	$5.50

NOTE 13—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Clearing and E*TRADE Professional Trading have elected to use the alternative method permitted by the Rule, which requires that they maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	June 30, 2004
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$46,040	$45,790
E*TRADE Clearing LLC	47,825	301,855	254,030
Dempsey & Company, LLC	139	6,087	5,948
GVR Company, LLC	1,000	40,311	39,311
Engelman Securities, Inc.	265	2,164	1,899
E*TRADE Professional Trading, LLC	250	2,138	1,888
VERSUS Brokerage Services (U.S.) Inc.	100	647	547
E*TRADE Global Asset Management, Inc.	1,038	14,525	13,487
International broker-dealers	32,347	74,906	42,559

Totals	$83,214	$488,673	$405,459

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the following table, at June 30, 2004, the most recent date of notification, the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At June 30, 2004, management believes that the Bank meets all capital adequacy requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At June 30, 2004:
Total Capital to risk-weighted assets	$1,424,086	11.81%	>$	964,945	>8.0%	>$	1,206,181	>10.0%
Tier I Capital to risk-weighted assets	$1,383,317	11.47%	>$	482,472	>4.0%	>$	723,708	>6.0%
Tier I Capital to adjusted total assets	$1,383,317	5.98%	>$	925,478	>4.0%	>$	1,156,848	>5.0%

At December 31, 2003:
Total Capital to risk-weighted assets	$1,232,674	11.30%	>$	872,421	>8.0%	>$	1,090,526	>10.0%
Tier I Capital to risk-weighted assets	$1,194,963	10.96%	>$	436,211	>4.0%	>$	654,316	>6.0%
Tier I Capital to adjusted total assets	$1,194,963	5.92%	>$	807,922	>4.0%	>$	1,009,902	>5.0%

NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have been unable to resolve these disputes and have each filed lawsuits. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. The Company is unable to predict the outcome of these actions.

In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which the Company believes will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments at June 30, 2004 (in thousands):

	Fixed Rate	Variable Rate	Total
Commitments to purchase loans:
Mortgage loans	$78,481	$138,370	$216,851
Other loans	8,397	—	8,397

Total commitments to purchase loans	$86,878	$138,370	$225,248

Commitments to originate loans:
Mortgage loans	$200,244	$86,067	$286,311
Other loans	456,515	—	456,515

Total commitments to originate loans	$656,759	$86,067	$742,826

Commitments to sell mortgage loans	$68,682	$143,870	$212,552

Significant changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future.

At June 30, 2004, the Bank had commitments to purchase $0.4 billion and sell $1.0 billion in securities. In addition, the Bank had approximately $2.0 billion of certificates of deposit scheduled to mature in less than one year and $2.6 billion of unfunded commitments to extend credit.

Guarantees

The Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees include:

•	Representations that: the mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Bank, enforceable in accordance with their respective terms; the mortgage has been duly acknowledged and recorded and is valid; and the mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these representations prove to be untrue, the Bank guarantees to repurchase the loan and return all loan premium pricing and service release premiums.

•	Guarantees that should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, the Bank will fully refund the loan premium pricing and service release premium.

•	Guarantees that should any eligible mortgage loan delivered to an investor pay off after the receipt of the first payment and within one hundred twenty (120) days of the purchase date, the Bank will fully refund the servicing released premium.

Management has determined that the maximum potential liability at June 30, 2004 is $60.2 million, based on all available information. The current carrying amount of the liability recorded at June 30, 2004 is $1.3 million and is considered adequate based upon analyses of historical trends and current economic conditions for these guarantees.

As discussed in Note 8, ETBH raises capital through the formation of trusts, which sell mandatorily redeemable preferred stock in the capital markets. During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2004, management estimated that the maximum potential liability under this arrangement was approximately $260.3 million or the total face value of these securities plus dividends that may be unpaid at the termination of the trust arrangement.

NOTE 15—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on forward-starting swaps, caps and floors to offset its exposure to a change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in the consolidated statements of operations in fair value adjustments of financial derivatives. Fair value hedge ineffectiveness resulted in a minimal loss for the three months ended June 30, 2004 compared to a loss of $9.6 million for the same period in 2003 and losses of $2.2 million and $15.7 million for the six months ended June 30, 2004 and 2003, respectively.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
At June 30, 2004:
Loans:
Purchased interest rate cap	$15,000	$41	$—	$41	N/A	N/A	5.23%	0.12

Mortgage-backed securities:
Pay fixed-interest rate swap	255,000	—	(198)	(198)	4.31%	1.59%	—%	5.00
Purchased interest rate forward-starting swaps	225,000	10,058	—	10,058	6.50%	N/A	—%	15.00

Total MBS securities	480,000	10,058	(198)	9,860	5.34%	1.59%	5.23%	9.69
Investment securities:
Pay fixed-interest rate swap	54,000	520	(11)	509	4.58%	1.14%	—%	8.89

Total fair value hedges	$549,000	$10,619	$(209)	$10,410	5.26%	1.52%	5.23%	9.35

At December 31, 2003:
Loans:
Pay fixed-interest rate swap	$656,000	$—	$(3,000)	$(3,000)	2.74%	1.16%	—%	2.63

Mortgage-backed securities:
Pay fixed-interest rate swap	182,000	—	(1,672)	(1,672)	4.21%	1.16%	—%	7.16
Purchased interest rate options:
Caps	100,000	4,948	—	4,948	N/A	N/A	5.87%	6.95
Forward-starting swaps	82,000	3,191	—	3,191	7.05%	N/A	—%	14.81

Total MBS securities	364,000	8,139	(1,672)	6,467	5.09%	1.16%	5.87%	8.83
Investment securities:
Pay fixed-interest rate swap	54,000	—	(1,049)	(1,049)	4.58%	1.15%	—%	9.38

Total fair value hedges	$1,074,000	$8,139	$(5,721)	$2,418	3.48%	1.16%	5.87%	5.07

De-designated Fair Value Hedges

During 2004 and 2003, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods for those derivatives. The net gain or loss on those derivative instruments at the time of de-designation was amortized to interest expense over the original forecasted period of the underlying transactions, which were being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting were recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

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

Changes in the fair value of derivatives that hedge cash flows associated with time deposits, repurchase agreements, FHLB advances, dollar rolls and other borrowings and investment securities are reported in AOCI as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships increased by $215 million and $107 million during the three and six months ended June 30, 2004, respectively. The amounts in AOCI are then included in interest expense as a yield adjustment in the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $21.2 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a three- to five-year period.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of the underlying debt being hedged outperforms or has a greater increase in market value than a hypothetical derivative, created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness in AOCI as a fair value adjustment of financial derivatives.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable rate liabilities and the forecasted issuances of liabilities, at June 30, 2004 and December 31, 2003 (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
At June 30, 2004:
Pay fixed interest rate swaps:
Time deposits	$300,000	$—	$(5,623)	$(5,623)	6.79%	1.50%	—%	0.35
Repurchase agreements	3,070,000	60,055	(1,957)	58,098	4.64%	1.30%	—%	8.82
Federal Home Loan Bank advances	500,000	13,096	—	13,096	4.82%	1.44%	—%	10.45
Purchased interest rate options—caps (1)	2,300,000	128,793	—	128,793	N/A	N/A	4.28%	6.69
Forward purchase and sale agreements	203,000	1,141	––	1,141	N/A	N/A	N/A	N/A

Total cash flow hedges	$6,373,000	$203,085	$(7,580)	$195,505	4.83%	1.33%	4.28%	7.75

At December 31, 2003:
Pay fixed interest rate swaps:
Time deposits	$450,000	$—	$(24,105)	$(24,105)	6.35%	1.46%	—%	1.52
Repurchase agreements	3,488,000	4,091	(46,196)	(42,105)	4.23%	0.80%	—%	7.44
Federal Home Loan Bank advances	165,000	—	(2,409)	(2,409)	3.19%	1.16%	—%	2.77
Purchased interest rate options—caps (1)	1,000,000	47,322	—	47,322	N/A	N/A	2.98%	4.47
Forward purchase and sale agreements	335,500	—	(872)	(872)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,438,500	$51,413	$(73,582)	$(22,169)	4.42%	0.89%	2.98%	6.18

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

Under SFAS 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in the AOCI component of shareholders’ equity. Gains and losses on derivatives designated as fair value hedges are not included in AOCI. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Impact on AOCI (net of taxes):
Beginning balance	$(174,944)	$(168,165)	$(123,754)	$(188,280)
Gains (losses) on cash flow hedges related to derivatives, net	133,105	(29,175)	66,669	(39,894)
Reclassifications to earnings, net	14,122	22,649	29,368	53,483

Balance at June 30	$(27,717)	$(174,691)	$(27,717)	$(174,691)

Derivatives terminated during the quarter:
Notional	$200,000	$1,202,000	$1,483,500	$3,172,500
Fair value of net gains (losses) recognized in AOCI	$2,433	$(30,428)	$(27,482)	$(77,641)

Amortization of terminated interest rate swap included in interest expense	$(25,530)	$(32,543)	$(52,479)	$(66,939)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 6 days to 8.98 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At June 30,
	2004	2003
AOCI balance (net of taxes) related to:
Open cash flow hedges	$50,446	$(34,304)
Discontinued cash flow hedges	(78,163)	(140,387)

Total	$(27,717)	$(174,691)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the consolidated statements of operations in fair value adjustments of financial derivatives. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fair value hedges	$(16)	$(9,630)	$(2,224)	$(15,749)
Cash flow hedges	2,411	1,707	4,345	1,011

	$2,395	$(7,923)	$2,121	$(14,738)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. At June 30, 2004, the fair value of these IRLCs was a $5.2 million asset.

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

Gains (losses) related to the net change in the IRLCs and the related hedging instruments are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gains (losses) on IRLCs	$2,166	$(3,018)	$3,380	$1,789

NOTE 16—SEGMENT INFORMATION

The Company’s business results (excluding discontinued operations) are presented as two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international

•	Institutional operations—both domestic and international, professional trading, as well as market-making activities

•	Corporate operations—E*TRADE Financial Corporate Services and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products

•	Institutional operations—global asset management activities

The Company evaluates the performance of its segments based on segment contribution (net revenues less expenses excluding interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended June 30, 2004
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$79,156	$—	$—	$79,156
Principal transactions	67,447	—	—	67,447
Interest income	43,707	230,228	—	273,935
Interest expense	(4,134)	(115,904)	—	(120,038)
Provision for loan losses	—	(7,501)	—	(7,501)
Gain on sales of originated loans	—	21,475	—	21,475
Gain on sales of loans held-for-sale and securities, net	—	14,891	—	14,891
Other revenues	53,163	9,690	(11,365)	51,488

Net revenues	239,339	152,879	(11,365)	380,853

Compensation and benefits	62,212	37,684	—	99,896
Occupancy and equipment	12,763	6,356	—	19,119
Communications	16,785	1,308	—	18,093
Professional services	8,033	7,639	—	15,672
Commissions, clearance and floor brokerage	41,925	1	—	41,926
Advertising and market development	8,814	17,324	(11,365)	14,773
Servicing and other banking expenses	(68)	9,052	—	8,984
Fair value adjustments of financial derivatives	—	(2,395)	—	(2,395)
Depreciation and amortization	15,332	5,214	—	20,546
Amortization of other intangibles	4,949	1,828	—	6,777
Facility restructuring and other exit charges	(27)	75	—	48
Acquisition-related expenses	—	62	—	62
Other	11,898	9,552	—	21,450

Total expenses excluding interest	182,616	93,700	(11,365)	264,951

Income before other corporate items	$56,723	$59,179	$—	$115,902

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as marketing expense and the Brokerage Segment reflects this payment as other revenue.

	Three Months Ended June 30, 2003
	Brokerage	Banking	Total
Commissions	$85,780	$—	$85,780
Principal transactions	58,640	—	58,640
Interest income	34,868	181,891	216,759
Interest expense	(1,877)	(117,954)	(119,831)
Provision for loan losses	—	(7,828)	(7,828)
Gain on sales of originated loans	—	62,025	62,025
Gain on sales of loans held-for-sale and securities, net	—	20,940	20,940
Other revenues	45,269	7,412	52,681

Net revenues	222,680	146,486	369,166

Compensation and benefits	56,555	41,506	98,061
Occupancy and equipment	16,492	5,025	21,517
Communications	18,083	1,407	19,490
Professional services	11,344	6,262	17,606
Commissions, clearance and floor brokerage	38,516	38	38,554
Advertising and market development	4,767	14,147	18,914
Servicing and other banking expenses	86	10,977	11,063
Fair value adjustments of financial derivatives	—	7,923	7,923
Depreciation and amortization	18,156	4,931	23,087
Amortization of other intangibles	4,970	1,600	6,570
Facility restructuring and other exit charges	68,378	7,090	75,468
Acquisition-related expenses	787	228	1,015
Other	19,680	9,472	29,152

Total expenses excluding interest	257,814	110,606	368,420

Income (loss) before other corporate items	$(35,134)	$35,880	$746

	Six Months Ended June 30, 2004
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$191,386	$—	$—	$191,386
Principal transactions	136,876	—	—	136,876
Interest income	84,960	444,612	—	529,572
Interest expense	(7,254)	(233,510)	—	(240,764)
Provision for loan losses	—	(16,556)	—	(16,556)
Gain on sales of originated loans	—	48,575	—	48,575
Gain on sales of loans held-for-sale and securities, net	—	28,953	—	28,953
Other revenues	107,293	18,331	(22,338)	103,286

Net revenues	513,261	290,405	(22,338)	781,328

Compensation and benefits	121,421	77,937	—	199,358
Occupancy and equipment	26,355	12,759	—	39,114
Communications	34,360	3,175	—	37,535
Professional services	14,616	15,420	—	30,036
Commissions, clearance and floor brokerage	85,851	2	—	85,853
Advertising and market development	26,303	34,862	(22,338)	38,827
Servicing and other banking expenses	466	16,984	—	17,450
Fair value adjustments of financial derivatives	—	(2,121)	—	(2,121)
Depreciation and amortization	30,274	10,795	—	41,069
Amortization of other intangibles	10,003	3,693	—	13,696
Facility restructuring and other exit charges	(778)	(133)	—	(911)
Acquisition-related expenses	—	124	—	124
Other	28,356	18,083	—	46,439

Total expenses excluding interest	377,227	191,580	(22,338)	546,469

Income before other corporate items	$136,034	$98,825	$—	$234,859

(1)	Reflects the elimination of an intercompany payment made by the Banking Segment to the Brokerage Segment related to the Sweep Deposit Account (“SDA”) product. Under this relationship, the Banking Segment pays the Brokerage Segment a negotiated rate that approximates market on the average SDA balance. The Banking Segment reflects this payment as marketing expense and the Brokerage Segment reflects this payment as other revenue.

	Six Months Ended June 30, 2003
	Brokerage	Banking	Total
Commissions	$146,668	$—	$146,668
Principal transactions	100,850	—	100,850
Interest income	69,188	369,277	438,465
Interest expense	(4,390)	(239,287)	(243,677)
Provision for loan losses	—	(18,161)	(18,161)
Gain on sales of originated loans	—	118,420	118,420
Gain on sales of loans held-for-sale and securities, net	—	36,155	36,155
Other revenues	87,165	15,701	102,866

Net revenues	399,481	282,105	681,586

Compensation and benefits	108,124	81,583	189,707
Occupancy and equipment	34,331	10,442	44,773
Communications	37,683	3,116	40,799
Professional services	16,351	11,455	27,806
Commissions, clearance and floor brokerage	68,622	74	68,696
Advertising and market development	9,813	25,587	35,400
Servicing and other banking expenses	156	21,112	21,268
Fair value adjustments of financial derivatives	—	14,738	14,738
Depreciation and amortization	38,581	10,145	48,726
Amortization of other intangibles	9,858	3,513	13,371
Facility restructuring and other exit charges	69,231	9,107	78,338
Acquisition-related expenses	1,259	1,063	2,322
Other	32,358	19,976	52,334

Total expenses excluding interest	426,367	211,911	638,278

Income (loss) before other corporate items	$(26,886)	$70,194	$43,308

Segment Assets:
As of June 30, 2004	$7,039,869	$23,201,745	$30,241,614
As of December 31, 2003	$5,617,188	$20,432,028	$26,049,216

No single customer accounted for greater than 10% of total revenues in the three or six months ended June 30, 2004 or 2003.

NOTE 17—SUBSEQUENT EVENTS

Early Extinguishment of Debt

In June 2004, the Company called the remaining principal amount of its 6.75% Notes of $162.5 million and $185.2 million of its 6.00% Notes for redemption in July 2004. Of these notes, principal of $2.1 million was converted into 0.2 million shares of the Company’s common stock. The remaining principal of $345.5 million was redeemed for cash, with a $15.1 million charge recorded as loss on early extinguishment of debt in July 2004, for its portion of the premium paid and write-off of unamortized debt offering costs.

In June 2004, the Company called a $24.2 million Floating Rate Junior Subordinated Debenture, which was originally scheduled to mature in 2028 and paid 9% interest. Telebanc Capital Trust II held this subordinated debt, which was callable at par. Upon settlement on July 8, 2004, the Company recognized a $1.1 million loss equal to the remaining unamortized discount and issuance costs incurred when the debenture was originally issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect,” “may,” “looking forward,” “we plan,” “we believe,” “are planned,” “could be” and “currently anticipate.” Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Financial Corporation from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the SEC and in this document under the heading “Risk Factors.” We caution that the risks and factors discussed below and in such filings are not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of E*TRADE FINANCIAL.

OVERVIEW

We are a global financial services company offering retail, corporate and institutional customers an integrated and complementary array of investing, banking and lending products and services. Since we offer and deliver our products and services primarily through the Internet and other electronic media, our current and potential customer base is geographically dispersed and we have a lower operating cost structure than traditional “brick and mortar” financial services companies. During the past two years, we have focused on broadening our portfolio of products and services to increase our customer base, improving profitability and reducing risk to the Company and our shareholders. The results of this strategy have allowed our Company to perform better during the recent economic downturn and report an increase in net income over the period. In the future, we intend to continue to seek opportunities to diversify and expand, while seamlessly integrating our services to provide greater value to our customers and our shareholders. It must be recognized, however, that we face numerous challenges and risks in responding to the dynamics of the financial services industry, which is characterized by increasingly rapid change, evolving customer demands and intense competition.

Our business results are presented as two segments, Brokerage and Banking, which have different characteristics. The Brokerage Segment produces revenues primarily from commissions and margin lending. The Banking Segment earns interest from its diversified interest-earning assets, generates fee-based income and earns revenues from the sales of loans.

The retail Brokerage business continues to be the primary point of introduction for the majority of our customers and we have added Banking products and services, which complement our Brokerage business. In late 2003, we lowered our cost of funds at the Bank and deepened our core customer relationships by sweeping certain Brokerage customer money market balances into an FDIC-insured Sweep Deposit Account (“SDA”) product. In 2004, we have transferred additional funds to the SDA as opportunities became available. In addition, the Bank has added higher-yielding consumer loans to its portfolio of products that we will continue to integrate into our offerings to our customers.

In mid-2004, Brokerage Daily Average Revenue Trades (“DART”s) have slowed from levels seen earlier in the year, while margin balances and assets have grown slightly. We will continue to evaluate market conditions and other opportunities as we determine our level of investment in marketing. Additionally, we continue to focus on lowering the cost of providing Brokerage and Banking services to our customers through innovative technology and operating efficiencies from additional integration of back office systems and processes.

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

RESULTS OF OPERATIONS

Consolidated E*TRADE FINANCIAL Results

For the three months ended June 30, 2004, our net income was $122.9 million compared to $12.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, our net income was $211.4 million compared to $34.2 million for the six months ended June 30, 2003. The following sections describe the changes in key operating factors, and other changes and events that have affected our consolidated revenues, expenses excluding interest and other income (loss).

Net Revenues

Net revenues increased 3% to $380.9 million for the three months ended June 30, 2004 and 15% to $781.3 million for the six months ended June 30, 2004 from the comparable periods in 2003. The increase in brokerage revenues is due to increased DARTs and higher margin loan balances as a result of a resurgence in trading activity. The increase in banking revenues is due to higher interest spreads, reflecting the Bank’s access to lower cost funds resulting from the introduction of the SDA product to our brokerage customers. See the section titled “Analysis of Revenues” for a detailed discussion about the changes in revenue.

Expenses Excluding Interest

Commissions, clearance and floor brokerage increased 9% to $41.9 million for the three months ended June 30, 2004 and 25% to $85.9 million for the six months ended June 30, 2004 from the comparable periods in 2003. The increase is due to higher Brokerage trading volumes and a one-time termination fee associated with our conversion to ADP of $4.3 million.

Advertising and market development decreased 22% to $14.8 million for the three months ended June 30, 2004 and increased 10% to $38.8 million for the six months ended June 30, 2004 from the comparable periods in 2003. The decrease for the three months ended June 30, 2004 is due to a reduction of market spend due to the current market conditions. The increase for the six months ended June 30, 2004 is due to increased advertising spend during the three months ended March 31, 2004 for placements during the NCAA Basketball Tournament. If current market conditions prevail we expect that the advertising spend will approximate levels of the second quarter spend for the remainder of 2004.

Depreciation and amortization decreased 11% to $20.5 million for the three months ended June 30, 2004 and 16% to $41.1 million for the six months ended June 30, 2004 from the comparable periods in 2003. The decrease in depreciation and amortization primarily relates to our 2003 Restructuring Plan efforts.

Other decreased 26% to $21.5 million for the three months ended June 30, 2004 and 11% to $46.4 million for the six months ended June 30, 2004 from the comparable periods in 2003. The decrease is primarily due to a $7 million expense in 2003 related to an MJK litigation.

Other Income (Loss)

Gain (loss) on sale and impairment of investments increased 42% to a gain of $31.7 million for the three months ended June 30, 2004 and 178% to a gain of $60.3 million for the six months ended June 30, 2004 from the comparable periods in 2003. For the three and six months ended June 30, 2004, gains were primarily from sales of our shares in SBI. We sold shares of SBI resulting in a gain of $30.4 million and $64.6 million for the three and six months ended June 30, 2004, respectively. In addition, we recorded an other-than-temporary impairment of approximately $4.4 million during the three months ended March 31, 2004.

Income Tax Expense (Benefit)

Income tax expense was $41.2 million for the three months ended June 30, 2004, at a tax rate of 31.0% and $6.1 million at a tax rate of 42.5% for the three months ended June 30, 2003. Income tax expense was $91.0 million for the six months ended June 30, 2004, at a tax rate of 33.3% and $20.9 million for the six months ended June 30, 2003, at a tax rate of 42.3%. The rate for the three and six months ended June 30, 2004 decreased primarily due to a tax benefit of a research and development tax credit for which we received a favorable IRS audit result during the three months ended June 30, 2004 and a tax benefit from our tax basis in a partnership interest that was sold during the three months ended March 31, 2004.

Analysis of Revenues

Brokerage Revenues

Our net brokerage revenues increased 2% to $228.0 million for the three months ended June 30, 2004 and 23% to $490.9 million for the six months ended June 30, 2004 from the comparable periods in 2003. The increase for the three months ended June 30, 2004 is primarily due to an increase in principal transaction revenues as a result of a resurgence in market activity and an increase in net brokerage interest income attributable to higher customer margin balances. The increase for the six months ended June 30, 2004 is due to increased commissions as DART volumes are higher than in 2003 and the aforementioned increases in principal transaction revenues and net brokerage interest income during the three months ended June 30, 2004.

The components of our net brokerage revenues and percentage change information were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2004	2003		2004	2003
Brokerage revenues:
Commissions	$79,156	$85,780	(8)%	$191,386	$146,668	30%
Principal transactions	67,447	58,640	15%	136,876	100,850	36%
Other brokerage-related revenues	41,798	45,269	(8)%	84,955	87,165	(3)%
Brokerage interest income	43,707	34,868	25%	84,960	69,188	23%
Brokerage interest expense	(4,134)	(1,877)	120%	(7,254)	(4,390)	65%

Net brokerage revenues	$227,974	$222,680	2%	$490,923	$399,481	23%

Other key criteria that we use to measure performance and explain the results of our brokerage operations are presented in the following table:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2004	2003		2004	2003
Total revenue trades	7,900,836	7,349,758	7%	17,637,033	12,639,438	40%
Daily average revenue trades (“DART”s)	127,433	116,663	9%	142,234	101,931	40%
Average commission per revenue trade	$10.02	$11.67	(14)%	$10.85	$11.60	(6)%
Average (dollars in millions):
Customer margin balances	$2,131	$1,030	107%	$2,056	$1,008	104%
Customer money market fund	$7,851	$7,395	6%	$7,969	$7,312	9%
Stock borrow balances	$1,289	$451	186%	$1,047	$403	160%
Stock loan balances	$1,547	$613	152%	$1,264	$560	126%
Customer credit balances	$2,521	$1,951	29%	$2,585	$1,823	42%

We earn brokerage commissions when customers execute trades. These commissions are primarily affected by revenue trade volume, average commission per revenue trade and trade mix.

After four consecutive quarters of growth in trading volumes, customer activity slowed in the three months ended June 30, 2004, consistent with overall industry trends. DARTs and total revenue trades have increased for the three and six months ended June 30, 2004 from the comparable periods in 2003. Average commission per revenue trade decreased due to the full quarter impact of Priority E*TRADE. Introduced in the previous quarter, creating a third tier in our retail pricing structure, Priority E*TRADE offers lower commission rates for qualified customers of $12.99 per trade from $22.99 per trade. Although less significant than the pricing initiative, the change in trade mix within our retail business and between retail and professional also contributed to the lower average commission per trade.

Principal transactions include institutional revenues, market-making revenues and net proprietary trading gains. The increase for the three and six months ended June 30, 2004 from the comparable periods in 2003 is primarily due to a resurgence in institutional and market-making activity.

Other brokerage-related revenues include account maintenance fees, payments for order flow from outside market makers, stock plan administration products and services revenue, professional trading rebate revenues, proprietary fund revenues and fees for brokerage-related services. The decrease for the three and six months ended June 30, 2004 from the comparable periods in 2003, is related to lower account maintenance fees and proprietary fund revenues, partially offset by increases in payments for order flow, stock plan administration products and services revenues and fees for brokerage-related services.

Brokerage interest income includes interest earned on margin loans, regulatory cash and investments and stock borrow balances, as well as fees on customer assets invested in money market accounts. The increase for the three and six months ended June 30, 2004 from the comparable periods in 2003, was primarily due to a rise in average customer margin balances. Average margin debt increased 107% and 104% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.

Brokerage interest expense includes interest paid to customers on certain credit balances and interest paid to banks and interest paid to other broker-dealers through our stock loan program. The increase for the three and six months ended June 30, 2004 from the comparable periods in 2003 was due to an overall increase in average stock loan balances.

Banking Revenues

Our net banking revenues increased $6.4 million, or 4% during the three months ended June 30, 2004 and $8.3 million, or 3% during the six months ended June 30, 2004 compared to the same periods in 2003. As shown in the following table, the increases in both the three-month and six-month periods primarily reflect increases in net banking interest income, offset by declines in gain on sales of loans and investments. Net banking interest income rose during both the three and six months ended June 30, 2004 primarily because of a significant increase in net interest rate spread, driven by a lower overall cost of funding as the Bank continued to realize benefits from the SDA funds and an increase in average interest-earning banking assets. These increases were partially offset by modest decreases in the yield earned on average interest-earning assets. Finally, higher interest rates have reduced the volume of consumer refinancings, which in turn, caused the volume and the associated gains on the sales of loans to decline during the three and six months ended June 30, 2004.

The components of our net banking revenues and percentage change information were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2004	2003		2004	2003
Banking revenues:
Banking interest income	$230,228	$181,891	27%	$444,612	$369,277	20%
Banking interest expense	(115,904)	(117,954)	(2)%	(233,510)	(239,287)	(2)%
Provision for loan losses	(7,501)	(7,828)	(4)%	(16,556)	(18,161)	(9)%
Gain on sales of originated loans	21,475	62,025	(65)%	48,575	118,420	(59)%
Gain on sale of loans held-for-sale and securities, net	14,891	20,940	(29)%	28,953	36,155	(20)%
Other banking-related revenues	9,690	7,412	31%	18,331	15,701	17%

Net banking revenues	$152,879	$146,486	4%	$290,405	$282,105	3%

Banking interest income is earned from interest-earning banking assets (primarily loans receivable and mortgage-backed securities). Several factors affect interest income, including: the volume, pricing, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations; and asset quality. The $48.3 million increase in banking interest income during the three months ended June 30, 2004 reflects additional income generated by a 31% increase in average interest-earning banking assets, partially offset by a 13 basis point decline in the average annualized yield on those assets compared to the same period in 2003. Similarly, year-to-date interest income was $75.3 million higher than the same period in 2003 because of a 27% increase in average interest-earning banking assets, partially offset by a 21 basis point decline on the average annualized yield on those assets.

Banking interest expense is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. The introduction of the SDA in mid-2003 is the primary cause of a 30% increase in average interest-bearing liabilities and a 73 basis point reduction in the average cost of those funds during the three months ended June 30, 2004, as well as a 26% increase in average interest-bearing liabilities and a 68 basis point reduction in the cost of those funds during the six months ended June 30, 2004.

Net interest spread increased to 205 basis points for the three months ended June 30, 2004 from 145 basis points for the comparable period in 2003 and increased to 195 basis points for the six months ended June 30, 2004 from 148 basis points for the comparable period in 2003. The increases for both periods in 2004 were primarily driven by a lower overall cost of funding. We continue to see economic benefits from the SDA where we swept additional funds during the three months ended June 30, 2004 and grew our total SDA balance by over $400 million to nearly $4.8 billion at June 30, 2004. We plan to sweep additional brokerage customer funds to the Bank in the three months ended September 30, 2004.

The following tables present average balance, income and expense data, related interest yields and rates, and net interest spread for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net (1)	$9,323,548	$111,862	4.80%	$7,161,143	$92,113	5.14%
Interest-bearing deposits	114,143	1,021	3.60%	156,776	1,014	2.59%
Mortgage-backed and related available-for-sale securities	8,282,552	83,728	4.04%	6,610,007	62,053	3.76%
Available-for-sale investment securities	2,981,826	27,973	3.75%	2,119,655	22,907	4.32%
Investment in FHLB stock	100,460	878	3.52%	79,401	759	3.83%
Trading securities	771,775	6,131	3.18%	385,972	3,611	3.74%

Total interest-earning banking assets (2)	21,574,304	$231,593	4.29%	16,512,954	$182,457	4.42%

Non-interest-earning banking assets	571,327			863,412

Total banking assets	$22,145,631			$17,376,366

Interest-bearing banking liabilities:
Retail deposits	$11,512,007	$42,928	1.50%	$8,473,951	$68,542	3.24%
Brokered certificates of deposit	359,265	2,287	2.56%	425,849	2,976	2.80%
FHLB advances	967,297	10,467	4.28%	956,300	11,194	4.63%
Other borrowings	7,906,398	60,222	3.01%	6,061,342	35,242	2.30%

Total interest-bearing banking liabilities	20,744,967	$115,904	2.24%	15,917,442	$117,954	2.97%

Non-interest bearing banking liabilities	346,829			603,413

Total banking liabilities	21,091,796			16,520,855
Total banking shareholder’s equity	1,053,835			855,511

Total banking liabilities and shareholder’s equity	$22,145,631			$17,376,366

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$829,337	$115,689		$595,512	$64,503

Net interest spread			2.05%			1.45%

Net interest margin (net yield on interest-earning banking assets)			2.14%			1.56%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.00%			103.74%

Return on average: (3)(4)
Total banking assets			0.94%			0.70%

Total banking shareholder’s equity			19.67%			14.22%

Average equity to average total banking assets			4.76%			4.92%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $1.4 million for the three months ended June 30, 2004 and $0.6 million for the three months ended June 30, 2003.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone bank results and not segment results.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net (1)	$9,128,190	$221,831	4.86%	$7,293,745	$196,816	5.40%
Interest-bearing deposits	128,208	2,126	3.33%	149,773	1,939	2.61%
Mortgage-backed and related available-for-sale securities	7,790,254	155,759	4.00%	6,563,526	122,025	3.72%
Available-for-sale investment securities	2,778,623	53,152	3.83%	1,882,511	40,974	4.35%
Investment in FHLB stock	89,964	1,577	3.53%	80,055	1,705	4.29%
Trading securities	795,142	12,618	3.17%	376,428	6,920	3.68%

Total interest-earning banking assets (2)	20,710,381	$447,063	4.32%	16,346,038	$370,379	4.53%

Non-interest-earning banking assets	509,294			822,797

Total banking assets	$21,219,675			$17,168,835

Interest-bearing banking liabilities:
Retail deposits	$11,765,419	$91,803	1.57%	$8,330,832	$141,546	3.42%
Brokered certificates of deposit	365,650	4,615	2.54%	437,216	6,230	2.87%
FHLB advances	943,648	20,866	4.37%	982,405	19,325	3.91%
Other borrowings	6,792,789	116,226	3.38%	6,064,127	72,186	2.37%

Total interest-bearing banking liabilities	19,867,506	$233,510	2.37%	15,814,580	$239,287	3.05%

Non-interest bearing banking liabilities	311,632			522,408

Total banking liabilities	20,179,138			16,336,988
Total banking shareholder’s equity	1,040,537			831,847

Total banking liabilities and shareholder’s equity	$21,219,675			$17,168,835

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$842,875	$213,553		$531,458	$131,092

Net interest spread			1.95%			1.48%

Net interest margin (net yield on interest-earning banking assets)			2.06%			1.60%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.24%			103.36%

Return on average: (3)(4)
Total banking assets			0.81%			0.66%

Total banking shareholder’s equity			16.45%			13.66%

Average equity to average total banking assets			4.90%			4.85%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $2.5 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone bank results and not segment results.

Gain on sales of originated loans includes gains on loans made by E*TRADE Mortgage and E*TRADE Consumer Finance. Gain on sales of originated loans during the three months ended June 30, 2004 was $40.6 million, or 65%, lower than second quarter 2003 results and during the six months ended June 30, 2004 was $69.8 million, or 59% lower than the results for the first half of 2003. Both of these declines reflect reductions in the volume of direct mortgage loan originations resulting from rising interest rates in 2004, contrasted with declining interest rates in 2003.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans that the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2004	2003		2004	2003
Gain on sales of securities, net	$14,202	$14,860	(4)%	$29,962	$33,088	(9)%
Gain (loss) on sales of loans held-for-sale, net	689	6,080	(89)%	(1,009)	3,067	(133)%

Total	$14,891	$20,940	(29)%	$28,953	$36,155	(20)%

Gain on sales of securities, net decreased during the three and six months ended June 30, 2004, primarily because of a $1.5 million decline in the value of ETGAM’s retained interest in two collateralized debt obligations and a $0.3 million other-than-temporary decline in an asset-backed security and an interest-only security, which were both recognized in the current quarter, as well as a $4.0 million other-than-temporary decline in certain interest-only securities recognized during the first quarter of 2004. These impairments were partially offset by increases of $1.2 million and $2.7 million for the three and six months ended June 30, 2004, respectively, in the gain from sales of the Company’s mortgage-backed, investment and trading securities. During the three and six months ended June 30, 2004, the gain (loss) on sales of loans held-for-sale, net declined from the prior years’ results primarily because of a rise in interest rates, which not only lowered the volume of correspondent loan sales and securitizations, but also produced a partially offsetting decline in the loss that the Bank previously had incurred from the early prepayment of loans.

Other banking-related revenues include credit card, servicing and other banking fees imposed on deposit and transactional accounts and management fees. In total, these fees increased $2.3 million for the three months ended June 30, 2004 and $2.6 million for the six months ended June 30, 2004 over the same periods last year. The increases for both periods are primarily attributable to increases in the credit card, loan servicing and other banking fees during the three and six months ended June 30, 2004 totaling $5.4 million and $8.6 million, respectively. These increases were partially offset by a $3.3 million and a $6.3 million decline in portfolio management fees earned by a Bank subsidiary in the respective three and six month periods ending June 30, 2004.

Provision for loan losses was $7.5 million for the three months ended June 30, 2004, $7.8 million for the three months ended June 30, 2003, $16.6 million for the six months ended June 30, 2004 and $18.2 million for the six months ended June 30, 2003. The Company’s provision declined during the three and six months ended June 30, 2004 primarily because of improvement in the Bank’s delinquencies and net charge-offs, which reflects the seasoning of the loan portfolio, as well as the growth of retail real estate portfolios that have relatively low delinquency rates.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio. Consistent with our existing policy, management believes the allowance for loan losses at June 30, 2004, is at least equal to the probable losses inherent in the Bank’s loan portfolio as of June 30, 2004, which will emerge over the next twelve months. The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held-for- investment
June 30, 2004	$30,299	0.71%	$10,639	0.20%	$40,938	0.43%
March 31, 2004	$31,889	0.77%	$7,862	0.19%	$39,751	0.48%
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%
September 30, 2003	$30,680	0.71%	$3,328	0.14%	$34,008	0.50%
June 30, 2003	$29,775	0.69%	$2,897	0.15%	$32,672	0.52%

(1)	Primarily RV’s, automobiles, marine and credit card loans.
(2)	Primarily one-to-four family mortgage and home equity loans.

The allowance for loan losses increased $8.2 million, or 25.3% from $32.7 million at June 30, 2003 to $40.9 million at June 30, 2004, primarily due to an increase in the real estate loans held-for-investment portfolio. Management’s estimates regarding probable losses inherent in the Bank’s real estate loan portfolio are based largely on the condition of the real estate market during the second quarter of 2004.

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

Nonperforming Assets. We classify loans as nonperforming whenever principal or interest payments are more than 90 days past due or when we have reason to believe the loan is uncollectible. When a loan is classified as nonperforming, we: 1) stop recognizing interest income on the loan; 2) reverse any interest accrued during the initial 90-day period; and 3) discontinue the accretion of deferred loan fees. Whenever we receive a payment from a nonperforming loan, we apply the full payment to principal if we continue to doubt that both principal and interest will be collected in full. We only recognize payments as interest income when we expect the principal and interest to be collected in full or when the principal has been fully repaid.

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

The following table presents information about our nonperforming assets (in thousands):

	June 30, 2004	December 31, 2003
Real estate loans	$12,369	$18,363
Consumer and other loans	5,259	6,231

Total nonperforming loans, net	17,628	24,594
REO and other repossessed assets, net	5,517	6,690

Total nonperforming assets, net	$23,145	$31,284

Total nonperforming assets, net, as a percentage of total bank assets	0.10%	0.15%

Total allowance for loan losses as a percentage of total nonperforming loans, net	232.23%	153.89%

During the six months ended June 30, 2004, our nonperforming assets decreased by $8.2 million, or 26% from the $31.3 million balance at December 31, 2003, primarily due to the continued seasoning of our real estate loans. During 2004, we recognized $0.1 million of interest on nonperforming loans. If our nonperforming loans at June 30, 2004 had been performing in accordance with their terms, we would have recorded approximately $0.3 million of additional interest income during the second quarter of 2004.

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

Cash Provided by Operating Activities

Cash provided by operating activities from continuing operations was $0.9 billion for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, cash provided by operating activities increased due to higher net income, net of gain on disposal of E*TRADE Access, offset by changes in income taxes, brokerage-related assets and liabilities and other assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities from continuing operations was $3.4 billion for the six months ended June 30, 2004 and $1.1 billion for the comparable period in 2003. Cash used in investing activities results primarily from net purchases of mortgage-backed and investment securities, available-for-sale and a net increase in loans receivable.

Cash Provided by Financing Activities

Cash provided by financing activities from continuing operations was $2.9 billion for the six months ended June 30, 2004 and $0.3 billion for the comparable period in 2003. For the six months ended June 30, 2004, cash provided by financing activities increased due to net increases in securities sold under agreements to repurchase and advances from the Federal Home Loan Bank of $3.4 billion and issuance in June 2004 of 8.00% senior notes for net proceeds of $394 million, partially offset by repurchases of our common stock of $100 million and principal payments on our 6.75% convertible subordinated notes of $83 million. Subsequent to these cash payments, our authorized amount to repurchase additional shares of our common stock under the Board approved plan is approximately $114 million.

Using our net proceeds from the 8% senior notes, in June 2004, we called our remaining 6.75% convertible subordinated notes and half of our 6.00% convertible subordinated notes, which both settled in July 2004, for an aggregate cash payment of $362.3 million.

Other Sources of Liquidity

At June 30, 2004, we have financing facilities totaling $375 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There were no amounts outstanding as of June 30, 2004 and December 31, 2003. We also have multiple loans collateralized by equipment owned by us, for which $33 million was outstanding as of June 30, 2004. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $0.4 million at June 30, 2004. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

Other Liquidity Matters

We currently anticipate that our available cash resources and credit will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities.

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

A decrease in transaction volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active and professional trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue to E*TRADE Clearing. When transaction volume is low, our operating results may be harmed in part because some of our overhead costs may remain relatively fixed.

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

Reduced grants by companies of employee stock options could adversely affect our results of operations

E*TRADE Financial Corporate Services is a provider of stock plan administration and options management tools. The FASB has proposed that companies value and expense stock options they grant to their employees and employee stock purchase plan transactions in which the terms are more favorable to those available to all holders of the same class of shares beginning in 2005. This proposal may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the proposed FASB statement. Additionally, we may see a reduction in commission revenues as fewer options would be available for exercise and sale by the employees of these companies.

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

As part of our Institutional business we provide clients access to certain third-party research tools and other services in exchange for commissions earned. Currently, these activities are allowed by various regulatory bodies, however, changes have been proposed in the United Kingdom and the United States that may limit or eliminate altogether the services we could provide to clients in exchange for commissions. If these proposals are adopted, we may realize a decrease in our institutional commission revenues.

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

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. See Note 13 for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain minimum Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 13 for the Bank for the current reporting period.

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

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in prior periods and we may do so in the future. While we reported net income for the three and six months ended June 30, 2004 and for the year ended 2003, we reported a net loss of $186.4 million for the year ended December 31, 2002.

We are substantially restricted by the terms of our senior notes

In June 2004, we completed a private offering of an aggregate principal amount of $400 million of senior notes due June 2011. The indenture governing the senior notes contains various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other distributions;

•	repurchase or redeem capital stock;

•	make investments or other restricted payments;

•	enter into transactions with our stockholders or affiliates;

•	sell assets or shares of capital stock of our subsidiaries;

•	restrict dividend or other payments to us from our subsidiaries; and

•	merge, consolidate or transfer substantially all of our assets.

As a result of the covenants and restrictions contained in the indenture, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants.

We cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

Our corporate debt requires us to make interest payments and repay the principal at maturity and, as a result, our corporate debt levels may limit our ability to obtain additional financing

At June 30, 2004, we had an outstanding balance of $532.8 million in convertible subordinated notes and $400.0 million in senior notes. The proceeds of the senior notes are to be used to redeem a portion of the convertible subordinated notes. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 47% at June 30, 2004. Subsequent to June 30, 2004, we redeemed $347.6 million in principal of our convertible subordinated notes. If these principal payments would have occurred on June 30, 2004, our ratio of debt to equity would have been 30%. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through June 30, 2004, the price per share of our common stock has ranged from a high of $15.40 to a low of $3.65. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Attempts to acquire control of the Company may also be delayed or prevented by our stockholder rights plan, which is designed to enhance the ability of our Board of Directors to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and our shareholders. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

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

BROKERAGE OPERATIONS

Interest Rate Risk

At June 30, 2004, we had variable-rate brokerage and corporate term loans outstanding of approximately $33.0 million and $17.2 million at December 31, 2003. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 100 basis points at June 30, 2004 and December 31, 2003, the interest payments would have increased by an immaterial amount.

Equity Security Price Risk

We currently hold an investment in SBI which is a Japanese yen denominated publicly traded equity security with a carrying value of $164.8 million and a gross unrealized gain of $140.1 million as of June 30, 2004. As the security’s market price and the value of the yen fluctuates, we are exposed to risk of a loss of some of the unrealized gains.

At June 30, 2004 and December 31, 2003, we also hold equity security inventories in both listed and OTC securities on both a long and short basis of $12.8 million long, $9.0 million short and $11.6 million long and $4.4 million short, respectively as part of our market making, specialist and professional trading operations. A hypothetical 10% increase or decrease in the equities market would not have a material impact on the Company’s results of operations because the absolute value of either long or short inventory is not material and changes in value of short inventory would partially offset changes in value in long inventory.

BANKING OPERATIONS

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to fluctuations in interest rates. At June 30, 2004, approximately 47% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities during the first six months of 2004 and 2003. The fair value of the trading portfolio was $764 million at June 30, 2004 and $821 million at December 31, 2003.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at June 30, 2004 and December 31, 2003, because they result in negative interest rates.

The sensitivity of NPVE at June 30, 2004 and December 31, 2003 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE
	June 30, 2004		December 31, 2003		Board Limit
+300	$(236,150)	(17)%	$(278,901)	(26)%	(55)%
+200	$(152,019)	(11)%	$(175,696)	(16)%	(30)%
+100	$(64,113)	(5)%	$(76,145)	(7)%	(15)%
-100	$(20,973)	(2)%	$18,418	2%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at June 30, 2004 was characterized as “minimum.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.3 billion at each of June 30, 2004 and December 31, 2003 in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL AND ADMINISTRATIVE PROCEEDINGS

The Company hereby incorporates by reference the information set forth in Part I of this report under Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 9, 2003, the Company’s Board of Directors approved and the Company announced, a $100 million repurchase program (the “2003 Plan”). On April 29, 2004, the Company announced that it had completed the 2003 Plan. The 2003 Plan was open-ended and provided the flexibility to buy back common stock, retire debt or a combination of both. For the three months ended June 30, 2004, the Company had repurchased shares as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2003 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2003 Plan
April 2004	4,105,000	$12.20	4,105,000	$1,868

On April 29, 2004, the Company’s Board of Directors approved and the Company announced, a new $200 million repurchase program (the “2004 Plan”). The 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding 6.75% convertible subordinated notes, retire debt or a combination of all three. For the three months ended June 30, 2004, the Company had used cash for a partial redemption of its 6.75% convertible subordinated notes as follows:

Month	Total Cash Used to Redeem Notes	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
June 2004	$86,242,934	$113,757,066

During the three and six months ended June 30, 2004, the Company authorized the issuance of an aggregate of 124,740 shares and 139,440 shares, respectively, of Company common stock in connection with the exercise of certain warrants to purchase shares of the Company’s common stock, which were assumed in connection with the Company’s acquisition of the Bank. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NOT APPLICABLE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 27, 2004. Ronald D. Fisher, George A. Hayter and Donna L. Weaver were elected as directors, as tabulated below:

Director	For	Withhold
Ronald D. Fisher	300,504,965	2,859,016
George A. Hayter	300,491,840	2,872,141
Donna L. Weaver	287,722,879	15,641,102

In addition, Mitchell H. Caplan, William A. Porter, C. Cathleen Raffaeli, Michael K. Parks, Lewis E. Randall and Lester C. Thurow will continue as directors.

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2004 was approved, as tabulated below:

For	Against	Abstain	Total
296,856,368	4,907,602	1,600,011	303,363,981

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

4	Indenture dated as of June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-117080)

31.1	Rule 13a-14a/15d-14(a) Certification of Mitchell H. Caplan

31.2	Rule 13a-14a/15d-14(a) Certification of Robert J. Simmons

32.1	Section 1350 Certification of Mitchell H. Caplan and Robert J. Simmons

Reports on Form 8-K

On May 25, 2004, the Company filed a Current Report on Form 8-K to report that on May 24, 2004, the Company announced that it proposes to offer $400 million of senior notes due 2011 through a private placement.

On May 28, 2004, the Company filed a Current Report on Form 8-K to report that on May 27, 2004, the Company announced the results of its Annual Shareholder Meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2004	E*TRADE Financial Corporation (Registrant)

	By:	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By:	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)