Form 10-Q
period 2004-09-30
E TRADE FINANCIAL CORP
filed 2004-11-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 371,908,473 shares of common stock and 1,314,801 shares exchangeable into common stock outstanding. The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2004

Unless otherwise indicated, references to “the Company,” “We,” “Our” and “E*TRADE FINANCIAL” mean E*TRADE Financial Corporation and/or its subsidiaries.

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and equivalents	$731,031	$921,364
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of none at September 30, 2004 and $875,800 at December 31, 2003)	716,643	1,644,605
Brokerage receivables, net	3,684,913	2,297,778
Trading securities	651,151	832,889
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $9,261,319 at September 30, 2004 and $5,706,325 at December 31, 2003)	12,051,677	9,826,940
Other investments	41,431	49,272
Loans receivable (net of allowance for loan losses of $42,894 at September 30, 2004 and $37,847 at December 31, 2003)	10,307,413	8,130,906
Loans held-for-sale, net	597,875	1,000,487
Property and equipment, net	287,111	287,097
Derivative assets	133,873	59,990
Accrued interest receivable	108,685	92,565
Investment in Federal Home Loan Bank Stock	100,460	79,236
Goodwill	408,187	392,845
Other intangibles, net	125,130	126,032
Other assets	391,144	307,210

Total assets	$30,336,724	$26,049,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$4,132,583	$3,696,225
Deposits	12,027,025	12,514,486
Securities sold under agreements to repurchase	9,044,660	5,283,609
Other borrowings by Bank subsidiary	1,617,072	1,203,554
Derivative liabilities	70,411	79,303
Senior notes	400,000	—
Convertible subordinated notes	185,165	695,330
Accounts payable, accrued and other liabilities	708,965	658,415

Total liabilities	28,185,881	24,130,922

Commitments and contingencies
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2004 and December 31, 2003	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,326,125 at September 30, 2004 and 1,386,125 at December 31, 2003	13	14
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 372,295,993 at September 30, 2004 and 366,636,406 at December 31, 2003	3,723	3,666
Additional paid-in capital	2,270,445	2,247,930
Deferred stock compensation	(16,889)	(12,874)
Retained earnings (deficit)	60,189	(230,465)
Accumulated other comprehensive loss	(166,638)	(89,977)

Total shareholders’ equity	2,150,843	1,918,294

Total liabilities and shareholders’ equity	$30,336,724	$26,049,216

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Brokerage revenues:
Commissions	$64,005	$92,885	$255,391	$239,553
Principal transactions	48,212	64,174	185,088	165,024
Other brokerage-related revenues	35,600	46,285	120,555	133,450
Brokerage interest income	42,871	36,883	127,831	106,071
Brokerage interest expense	(4,795)	(2,442)	(12,049)	(6,832)

Net brokerage revenues	185,893	237,785	676,816	637,266

Banking revenues:
Banking interest income	250,141	176,254	694,753	545,531
Banking interest expense	(124,057)	(117,481)	(357,567)	(356,768)
Provision for loan losses	(9,145)	(7,988)	(25,701)	(26,149)
Gain on sales of originated loans	12,917	53,308	61,492	171,728
Gain on sales of loans held-for-sale and securities, net	13,108	32,819	42,061	68,974
Other banking-related revenues	8,280	11,246	26,611	26,947

Net banking revenues	151,244	148,158	441,649	430,263

Total net revenues	337,137	385,943	1,118,465	1,067,529

Expenses excluding interest:
Compensation and benefits	87,264	105,203	286,622	294,910
Occupancy and equipment	19,176	20,527	58,290	65,300
Communications	18,465	19,848	56,000	60,647
Professional services	17,365	16,359	47,401	44,165
Commissions, clearance and floor brokerage	30,894	41,429	116,747	110,125
Advertising and market development	10,232	13,966	49,059	49,366
Servicing and other banking expenses	9,129	9,335	26,579	30,603
Fair value adjustments of financial derivatives	(696)	998	(2,817)	15,736
Depreciation and amortization	20,757	20,129	61,826	68,855
Amortization of other intangibles	6,271	6,988	19,967	20,359
Facility restructuring and other exit charges	(231)	46,998	(1,142)	125,336
Acquisition-related expenses	62	534	186	2,856
Other	18,682	29,056	65,121	81,390

Total expenses excluding interest	237,370	331,370	783,839	969,648

Income before other income (loss), income taxes and discontinued operations	99,767	54,573	334,626	97,881

Other income (loss):
Corporate interest income	1,698	1,478	4,755	4,981
Corporate interest expense	(11,873)	(11,395)	(35,751)	(34,273)
Gain on sale and impairment of investments	47,229	40,921	107,506	62,641
Loss on early extinguishment of debt	(18,615)	—	(22,972)	—
Equity in income of investments and venture funds	142	2,176	3,206	5,799

Total other income	18,581	33,180	56,744	39,148

Income before income taxes and discontinued operations	118,348	87,753	391,370	137,029
Income tax expense	38,464	25,427	129,467	46,282
Minority interest in subsidiaries	47	43	876	(5,089)

Income from continuing operations	79,837	62,283	261,027	95,836

Discontinued operations, net of tax:
Income (loss) from discontinued operations, net	(727)	(880)	(1,781)	(264)
Gain on disposal of discontinued operations, net	164	—	31,408	—

Net income (loss) from discontinued operations	(563)	(880)	29,627	(264)

Net income	$79,274	$61,403	$290,654	$95,572

Basic income per share from continuing operations	$0.21	$0.17	$0.71	$0.27
Basic income (loss) per share from discontinued operations	(0.00)	(0.00)	0.08	(0.00)

Basic net income per share	$0.21	$0.17	$0.79	$0.27

Diluted income per share from continuing operations	$0.21	$0.17	$0.68	$0.26
Diluted income (loss) per share from discontinued operations	(0.00)	(0.00)	0.07	(0.00)

Diluted net income per share	$0.21	$0.17	$0.75	$0.26

Shares used in computation of per share data:
Basic	369,103	359,432	366,244	356,762
Diluted	380,557	371,173	411,073	364,303

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$79,274	$61,403	$290,654	$95,572

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains (losses)	173,036	(34,607)	46,254	141,208
Less: impact of realized gains (transferred out of AOCI) included in net income	(64,519)	(68,840)	(156,853)	(104,675)
Tax effect	(41,368)	36,075	52,499	(13,100)

Net change from available-for-sale securities	67,149	(67,372)	(58,100)	23,433

Cash flow hedging instruments:
Unrealized losses	(186,772)	(1,524)	(77,870)	(53,803)
Amortization of losses into interest expense related to de-designated cash flow hedges deferred in AOCI	22,811	29,900	70,945	94,629
Tax effect	63,518	(11,659)	2,519	(10,520)

Net change from cash flow hedging instruments	(100,443)	16,717	(4,406)	30,306

Foreign currency translation gains (losses)	(5,023)	11,397	(14,155)	13,307

Other comprehensive income (loss)	(38,317)	(39,258)	(76,661)	67,046

Comprehensive income	$40,957	$22,145	$213,993	$162,618

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							290,654		290,654
Other comprehensive loss								(76,661)	(76,661)
Exercise of stock options and purchase plans, including tax benefit			7,067	71	50,203				50,274
Repurchases of common stock			(9,626)	(96)	(119,714)				(119,810)
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Issuance of restricted stock			698	7	8,201	(8,108)			100
Shares issued upon debt conversion			7,438	74	79,889				79,963
Amortization of deferred stock compensation						3,234			3,234
Other	(60)	(1)	221	2	5,117				5,118

Balance, September 30, 2004	1,326	$13	372,296	$3,723	$2,270,445	$(16,889)	$60,189	$(166,638)	$2,150,843

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	1,627	$16	358,044	$3,580	$2,190,200	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income							95,572		95,572
Other comprehensive income								67,046	67,046
Exercise of stock options and purchase plans, including tax benefit			6,505	66	34,657				34,723
Cancellation of restricted stock			(3,447)	(34)	(21,271)	21,305			—
Issuance of restricted stock			1,633	16	12,436	(12,352)			100
Amortization of deferred stock compensation						1,510			1,510
Other	(41)		41						—

Balance, September 30, 2003	1,586	$16	362,776	$3,628	$2,216,022	$(12,595)	$(337,920)	$(164,411)	$1,704,740

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,654	$95,572
Non-cash items included in net income:
Provision for loan losses	25,701	26,149
Depreciation, amortization and premium amortization	297,134	328,223
Recognized loss on impairment of investments	17,914	8,209
Equity in income of subsidiaries and investments	(8,611)	(10,227)
Non-cash restructuring costs and other exit charges	(1,884)	69,057
Amortization of deferred stock compensation	3,234	1,510
Income taxes	20,836	72,005
Gain on disposition of assets	(57,451)	(47)
Gain on sales of investments and loans	(228,892)	(311,792)
Gain on sale of German subsidiary	—	(4,475)
Unrealized losses on venture funds	5,405	4,383
Other	2,893	14,865
Net effect of changes in brokerage-related assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	928,560	(872,583)
Increase in brokerage receivables	(1,409,996)	(961,340)
Increase in brokerage payables	431,089	1,772,694
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	5,283,401	11,929,496
Purchases of loans held-for-sale	(4,819,757)	(10,997,562)
Proceeds from sales, repayments and maturities of trading securities	7,499,672	9,708,699
Purchases of trading securities	(7,327,018)	(10,106,596)
Other changes, net:
Other assets	(92,262)	43,752
Accrued interest receivable and payable, net	(15,669)	6,660
Accounts payable, accrued and other liabilities	35,999	69,883
Restructuring liabilities	(12,598)	7,061

Net cash provided by operating activities from continuing operations	$868,354	$893,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(16,406,991)	$(15,414,377)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	14,182,109	14,622,143
Net increase in loans receivable	(2,255,364)	(1,019,983)
Cash paid for business acquisition	(2,020)	(3,093)
Purchases of property and equipment, net of property and equipment received in business acquisitions	(64,453)	(32,937)
Proceeds from sales of property and equipment	119	6,417
Investing derivative activity	(32,063)	(57,901)
Proceeds from sale of E*TRADE Access	106,868	—
Other	(19,465)	850

Net cash used in investing activities from continuing operations	$(4,491,260)	$(1,898,881)

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in banking deposits	$(481,055)	$3,132,650
Advances from the Federal Home Loan Bank	4,109,000	1,220,700
Payments on advances from the Federal Home Loan Bank	(3,668,000)	(1,611,000)
Net increase (decrease) in securities sold under agreements to repurchase	3,756,328	(1,359,129)
Net decrease in other borrowed funds	(51,225)	(209,268)
Payments on call of convertible subordinated notes	(428,902)	—
Proceeds from issuance of senior notes	394,000	—
Proceeds from issuance of trust preferred securities	45,880	38,921
Payments on trust preferred securities	(23,375)	—
Proceeds from issuance of common stock from employee stock transactions	37,020	30,285
Proceeds from Company loans and lines of credit	77,900	—
Payments on Company loans and lines of credit	(46,700)	(5,090)
Repayment of capital lease obligations	(599)	(5,640)
Repurchases of common stock	(119,810)	—
Net (issuances) repayments of loans to related parties and associates	(241)	14,163
Financing derivative activity	(156,319)	(22,810)

Net cash provided by financing activities from continuing operations	$3,443,902	$1,223,782

CASH FLOWS USED IN DISCONTINUED OPERATIONS	$(11,329)	$(1,899)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(190,333)	216,598
CASH AND EQUIVALENTS—Beginning of period	921,364	773,605

CASH AND EQUIVALENTS—End of period	$731,031	$990,203

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$317,538	$327,048

Cash paid for income taxes	$60,524	$38,866

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$14,378	$4,825

Reclassification of loans held-for-sale to loans held-for-investment	$—	$289,592

Transfer from loans to other real estate owned and repossessed assets	$32,966	$29,751

Assets acquired under capital lease obligations	$—	$2,678

Common stock issued upon conversion of convertible subordinated notes by election of debtholders	$79,963	$—

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE FINANCIAL Corporation (the “Company,” “Parent” or “E*TRADE FINANCIAL”), is a financial services holding company whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

•	E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer and provider of brokerage services to both retail and institutional customers;

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities and others;

•	Dempsey & Company, LLC (“Dempsey”) and GVR Company, LLC (“GVR”), registered broker-dealers, specialists and market-making firms;

•	Engelman Securities, Inc. (“Engelman”), a registered broker-dealer;

•	E*TRADE Professional Trading, LLC, a registered broker-dealer;

•	E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), a provider of stock plan administration and options management tools to corporate customers;

•	E*TRADE Professional Securities LLC, a registered broker-dealer; and

•	E*TRADE Securities Limited, incorporated in the U.K., E*TRADE Securities Limited, incorporated in Hong Kong, and E*TRADE Canada Securities Corp., providers of brokerage services to both retail and institutional customers.

Banking:

•	E*TRADE Re, LLC, the holding company of ETB Holdings, Inc. (“ETBH”) and also a provider of mortgage reinsurance. ETBH’s subsidiaries include:

•	E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to retail customers nationwide. The Bank is also the parent company of:

•	E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; and

•	E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a recreational vehicle, marine and other consumer loan originator and servicer.

•	E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Brokerage and Banking segments, as well as institutional customers.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the nine months ended September 30, 2004 may not be indicative of future results. Certain prior period amounts have been reclassified to conform to the current period presentation. As discussed in Note 3, the operations of E*TRADE Access, Inc. (“E*TRADE Access”) have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, prior period amounts have been reclassified to reflect E*TRADE Access as a discontinued operation. Unless noted, discussions herein pertain to the Company’s continuing operations. Because the Company operates in the financial services industry, it follows accounting guidance used by the brokerage and banking industries.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the Emerging Issues Task Force (“EITF”) amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board’s (“FASB”) staff issued a number of positions (“FSP”) that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. Subsequently, FASB suspended the effective date of the application of the majority of EITF 03-01 for an unspecified period, pending additional review. In the interim, the Company continues to apply earlier authoritative accounting guidance to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

NOTE 3—DISCONTINUED OPERATIONS

On June 30, 2004, the Company’s Banking segment completed the sale of substantially all of the assets and liabilities of E*TRADE Access to Cardtronics, LP and Cardtronics, Inc., for $106.7 million cash. Although the Company believes that the ATM network is an important distribution channel for its customers, it determined that its continued ownership and direct operation of the ATM network was not essential to providing this customer benefit and that the capital it had invested in this endeavor could be better applied to other operations.

The sale resulted in a $57.5 million pre-tax gain ($31.4 million after taxes). As part of the sales agreement, Cardtronics assumed substantially all of the liabilities of E*TRADE Access, including contingent liabilities that could result from litigation that was pending final resolution as of June 30, 2004. Under the sales agreement, the Company continues to retain the obligation for certain unasserted contingent liabilities that may have existed prior to the sale, primarily employment-related claims. The Company has reflected E*TRADE Access’ results of operations, financial position and cash flows as discontinued operations in the unaudited condensed consolidated financial statements for all periods reported herein. The results of operations for the three months ended September 30, 2004 also reflect a resolution of remaining open items associated with the sale of E*TRADE Access.

The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$—	$11,762	$20,029	$33,433

Loss from discontinued operations before income taxes	$(1,194)	$(1,440)	$(3,121)	$(435)
Benefit for income taxes	467	560	1,340	171

Loss from discontinued operations	$(727)	$(880)	$(1,781)	$(264)

The following table summarizes the discontinued assets and liabilities of E*TRADE Access at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
Assets:
Cash and equivalents	$—	$75
Other investments	—	34
Property and equipment, net	—	14,161
Goodwill	—	9,651
Other intangibles, net	—	17,958
Other assets	2,103	5,906

Total assets of discontinued operations (1)	$2,103	$47,785

Liabilities:
Accounts payable, accrued and other liabilities	$10,913	$13,037

Total liabilities of discontinued operations (1)	$10,913	$13,037

(1)	All discontinued assets are reflected on the Consolidated Balance Sheets on the line titled “other assets” and all discontinued liabilities are reflected on the line titled “accounts payable, accrued and other liabilities.”

NOTE 4—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,980 at September 30, 2004 and $1,082 at December 31, 2003)	$2,055,349	$1,820,161
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	148,842	128,419
Deposits paid for securities borrowed	1,429,270	315,789
Securities failed to deliver	15,874	2,592
Other	35,578	30,817

Total brokerage receivables, net	$3,684,913	$2,297,778

Payable to customers and non-customers	$2,190,489	$3,123,478
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,821,619	521,454
Securities failed to receive	9,852	4,978
Other	110,623	46,315

Total brokerage payables	$4,132,583	$3,696,225

Receivable from customers and non-customers represents credit extended to customers and non-customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers include credit extended to principal officers and directors of the Company to finance their purchases of securities on margin the balances of which were approximately $104.9 million, $101.5 million, $106.2 million and $95.4 million, as of September 30, 2004, June 30, 2004, March 31, 2004 and December 31, 2003, respectively. These balances are maintained under the same collateral requirements as those of customers. Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Credit extended to customers and non-customers with respect to margin accounts was $2,023 million at September 30, 2004 and $1,752 million at December 31, 2003. Securities owned by customers and non-customers were held as collateral for amounts due on margin balances, the value of which is not reflected in the accompanying unaudited condensed consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings, or for delivery to counterparties to cover customer short positions. As of September 30, 2004, the fair value of securities that the Company has received as collateral (primarily in connection with securities borrowed and customer margin loans) where the Company is permitted to sell or repledge the securities was $4,104 million. Of this amount, $1,974 million has been pledged or sold as of September 30, 2004 in connection with securities loans, bank borrowings and deposits with clearing organizations. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances. Other brokerage payables include securities sold but not yet purchased.

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
September 30, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$4,189,578	$985	$(89,654)	$4,100,909
Government National Mortgage Association	2,911,036	—	(77,937)	2,833,099
Federal Home Loan Mortgage Corporation	28,476	35	(1,192)	27,319

Total U.S. Government sponsored enterprise	7,129,090	1,020	(168,783)	6,961,327
Collateralized mortgage obligations	1,700,265	1,606	(12,938)	1,688,933
Private issuer and other	7,807	17	(336)	7,488

Total mortgage-backed securities	8,837,162	2,643	(182,057)	8,657,748

Investment securities:
Debt securities:
Asset-backed securities	2,670,350	29,889	(13,737)	2,686,502
Corporate bonds	98,684	6	(3,395)	95,295
Municipal bonds	116,981	3,364	(686)	119,659
Other debt securities	79,888	3	(5,064)	74,827

Total debt securities	2,965,903	33,262	(22,882)	2,976,283
Publicly traded equity securities	298,699	95,852	(1,128)	393,423
Retained interests from securitizations	24,223	—	—	24,223

Total investment securities	3,288,825	129,114	(24,010)	3,393,929

Total available-for-sale securities	$12,125,987	$131,757	$(206,067)	$12,051,677

December 31, 2003:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$2,860,218	$453	$(70,945)	$2,789,726
Government National Mortgage Association	2,339,066	—	(69,779)	2,269,287
Federal Home Loan Mortgage Corporation	138,229	565	(3,087)	135,707

Total U.S. Government sponsored enterprise	5,337,513	1,018	(143,811)	5,194,720
Collateralized mortgage obligations	1,965,930	4,992	(18,885)	1,952,037
Private issuer and other	10,465	461	(294)	10,632

Total mortgage-backed securities	7,313,908	6,471	(162,990)	7,157,389

Investment securities:
Debt securities:
Asset-backed securities	2,000,239	26,031	(15,541)	2,010,729
Corporate bonds	122,583	67	(6,620)	116,030
Municipal bonds	44,906	740	—	45,646
Other debt securities	89,944	18	(6,590)	83,372

Total debt securities	2,257,672	26,856	(28,751)	2,255,777
Publicly traded equity securities	201,777	182,737	(1,533)	382,981
Retained interests from securitizations	30,793	—	—	30,793

Total investment securities	2,490,242	209,593	(30,284)	2,669,551

Total available-for-sale securities	$9,804,150	$216,064	$(193,274)	$9,826,940

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2004 (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$4,577,593	$(102,909)	$1,931,889	$(65,874)	$6,509,482	$(168,783)
Other	1,173,100	(10,012)	194,126	(3,262)	1,367,226	(13,274)

Total U.S. Government sponsored enterprise	5,750,693	(112,921)	2,126,015	(69,136)	7,876,708	(182,057)

Investment securities:
Asset-backed securities	372,304	(3,240)	45,683	(10,497)	417,987	(13,737)
Corporate bonds	—	—	85,028	(3,395)	85,028	(3,395)
Municipal bonds	41,674	(681)	405	(5)	42,079	(686)
Other debt securities	—	—	74,827	(5,064)	74,827	(5,064)
Publicly traded equity securities	12,767	(1,128)	—	—	12,767	(1,128)

Total investment securities	426,745	(5,049)	205,943	(18,961)	632,688	(24,010)

Total temporarily impaired securities	$6,177,438	$(117,970)	$2,331,958	$(88,097)	$8,509,396	$(206,067)

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions about future performance are derived from the actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary. The Company has the intent and ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of September 30, 2004. Management continues to monitor and evaluate these securities closely for impairment that is other-than-temporary.

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in gains on sales of loans held-for-sale and securities, net on the unaudited condensed consolidated statements of operations. At September 30, 2004, the Company evaluated the following securities that had unrealized losses (in thousands):

	Securities Tested for Other-than-Temporary Impairment
	Asset- Backed	Mortgage- Backed	Interest Only	Total
Fair value	$137,359	$12,775	$115,518	$265,652
Book value	150,071	13,030	123,613	286,714

Total unrealized loss	$(12,712)	$(255)	$(8,095)	$(21,062)

Based on its evaluation, the Company recorded an other-than-temporary charge of $9.3 million and $13.6 million for the three and nine months ended September 30, 2004, respectively, for its asset- and mortgage-backed securities and interest-only securities. The Company also recognized $4.4 million of other-than-temporary impairments during the nine months ended September 30, 2004, from retained beneficial interests in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation, formerly Deutsche Recreational Asset Funding Corporation (“DRAFCO”).

Publicly Traded Equity Securities

Publicly traded equity securities include shares of Softbank Investment Corporation (“SBI”) received in 2003 in exchange for the Company’s investment in E*TRADE Japan K.K. The Company sold shares of SBI resulting in a gain of $45.4 million for the three months ended September 30, 2004 and $109.9 million for the nine months ended September 30, 2004. At September 30, 2004, the Company’s ownership in SBI was 3.90% and the fair value of its investment in SBI was $104.6 million, including a gross unrealized gain of $88.2 million which is reflected as a component of accumulated other comprehensive loss (“AOCI”).

NOTE 6—LOANS, NET

Loans, net are summarized as follows (in thousands):

	September 30, 2004
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$3,348,657	$311,164	$3,659,821
Home equity lines of credit and second mortgage	2,724,200	2,277	2,726,477
Multi-family	—	88	88
Commercial	1,633	—	1,633
Mixed-use and land	64	—	64

Total real estate loans	6,074,554	313,529	6,388,083

Consumer and other loans:
Recreational vehicle	2,461,194	219,596	2,680,790
Automobile	715,174	—	715,174
Marine	712,562	51,409	763,971
Credit card	191,251	—	191,251
Lease financing	2,070	—	2,070
Other	17,008	3,761	20,769

Total consumer and other loans	4,099,259	274,766	4,374,025

Total loans	10,173,813	588,295	10,762,108
Unamortized premiums (discounts), net	176,494	9,580	186,074
Less allowance for loan losses	(42,894)	—	(42,894)

Total	$10,307,413	$597,875	$10,905,288

	December 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,289,196	$966,334	$3,255,530
Home equity lines of credit and second mortgage	1,511,452	315	1,511,767
Multi-family	—	97	97
Commercial	12,279	—	12,279
Mixed-use and land	72	—	72

Total real estate loans	3,812,999	966,746	4,779,745

Consumer and other loans:
Recreational vehicle	2,263,606	21,845	2,285,451
Automobile	1,162,339	—	1,162,339
Marine	625,484	2,491	627,975
Credit card	113,434	—	113,434
Lease financing	2,651	—	2,651
Other	13,305	262	13,567

Total consumer and other loans	4,180,819	24,598	4,205,417

Total loans	7,993,818	991,344	8,985,162
Unamortized premiums, net	174,935	9,143	184,078
Less allowance for loan losses	(37,847)	—	(37,847)

Total	$8,130,906	$1,000,487	$9,131,393

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Allowance for loan losses, beginning of the period	$40,938	$32,672	$37,847	$27,666
Provision for loan losses	9,145	7,988	25,701	26,149
Purchased reserve	1,548	142	1,548	2,748
Charge-offs	(14,111)	(12,057)	(38,125)	(39,395)
Recoveries	5,374	5,263	15,923	16,840

Allowance for loan losses, end of period	$42,894	$34,008	$42,894	$34,008

NOTE 7—GOODWILL AND DEFERRED TAX ASSETS

During the three months ended September 30, 2004, the Company finalized certain contingencies related to its acquisition of ETCF Asset Funding Corporation, formerly DRAFCO. When this business was acquired from Deutsche Bank AG in 2003, the Company recorded deferred tax assets based on management’s best estimate of the tax basis that would be accepted by the tax authority upon ultimate settlement. In September 2004, management’s best estimate of the ultimate tax basis was modified and the Company recorded a $15.8 million adjustment to deferred tax assets to reflect the revised tax basis. In accordance with EITF 93-7 Uncertainties Related to Income Taxes in a Purchase Business Combination, the adjustment was applied as an increase to the balance of goodwill attributable to that acquisition.

NOTE 8—SERVICING RIGHTS

Included in other assets, in the consolidated balance sheets are servicing assets which are recognized when the Company sells a loan and retains the related servicing rights. The servicing right is initially recorded at its allocated cost basis based on the relative fair value of the loan sold and the servicing retained at the date of the sale in accordance with SFAS No. 140—Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum and its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in other banking-related revenues on the unaudited condensed consolidated statements of operations.

The following table shows the net amortized cost of the Company’s servicing rights for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Servicing assets
Balance beginning of period	$30,643	$29,551	$32,773	$27,235
Additions resulting from acquisition	295	6,757	2,168	15,235
Amortization of servicing rights	(1,754)	(2,191)	(5,757)	(8,353)

Balance end of period	29,184	34,117	29,184	34,117

Valuation allowance for impairment:
Balance beginning of period	(5,683)	(5,312)	(5,379)	(583)
Valuation adjustment	(469)	124	(773)	(4,605)

Balance end of period	(6,152)	(5,188)	(6,152)	(5,188)

Servicing rights, end of period	$23,032	$28,929	$23,032	$28,929

The most important assumptions used in determining the estimated fair value are anticipated loan prepayments and discount rates. The Company uses market-based assumptions and confirms the reasonableness of the Company’s valuation model through management’s quarterly review, analyses of market quotes and independent broker valuations of the fair value of the servicing rights.

The following summarizes the estimated fair values of the Company’s servicing assets and significant assumptions as of September 30, 2004 and December 31, 2004 (dollars in thousands):

	September 30, 2004	December 31, 2003
Mortgage servicing assets:
Fair value	$17,947	$21,111
Constant prepayment rate	13%	18%
Discount rate	6.0% - 6.5%	4.0% - 4.5%
Consumer servicing assets:
Fair value	$5,085	$6,283
Constant prepayment rate	23% - 29%	26% - 27%
Discount rate	8%	8%

NOTE 9—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Money market	1.15%	1.36%	$3,457,706	$4,412,329	28.8%	35.3%
Sweep deposit	0.40%	0.15%	5,608,205	4,258,770	46.6	34.0
Certificates of deposit	3.39%	3.36%	2,252,693	3,234,139	18.7	25.8
Brokered certificates of deposit	2.32%	2.78%	325,931	292,476	2.7	2.4
Passbook savings	1.16%	1.78%	730	809	—	—
Checking:
Interest-bearing	0.67%	0.80%	381,463	315,351	3.2	2.5
Non-interest-bearing	—%	—%	297	612	—	—

Total			$12,027,025	$12,514,486	100.0%	100.0%

NOTE 10—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The Bank’s borrowings by category are shown below (in thousands):

	September 30, 2004	December 31, 2003
Securities sold under agreements to repurchase	$9,044,660	$5,283,609

Other borrowings by Bank subsidiary:
Federal Home Loan Bank advances	1,361,000	920,000
Subordinated debentures	225,491	201,665
Other	30,581	81,889

Total other borrowings by Bank subsidiary	1,617,072	1,203,554

Total borrowings	$10,661,732	$6,487,163

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances were invested in ETBH’s Floating Rate Junior Subordinated Debentures. All five subordinated debentures issued by ETBH in 2004 pay interest each quarter at rates that are identical to the quarterly dividend rate paid by the associated Capital Trust. Key information regarding the issuances made during the nine months ended September 30, 2004 is provided in the following table (dollars in thousands):

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

In June 2004, the Company called a $24.2 million Floating Rate Junior Subordinated Debenture, which was originally scheduled to mature in 2028 and paid 9% interest. Telebanc Capital Trust II held this subordinated debt, which was callable at par. Upon settlement on July 8, 2004, the Company recognized a $1.1 million charge recorded as loss on early extinguishment of debt, for the remaining unamortized discount and issuance costs incurred when the debenture was originally issued. No trusts were formed or debentures issued during the three months ended September 30, 2004.

NOTE 11—SENIOR NOTES AND CONVERTIBLE SUBORDINATED NOTES

The Company’s long-term debt by type is shown below (in thousands):

	September 30, 2004	December 31, 2003
Senior 8.00% Notes, due 2011	$400,000	$—

Convertible subordinated notes:
6.75% Notes, due 2008	—	325,000
6.00% Notes, due 2007	185,165	370,330

Total convertible subordinated notes	185,165	695,330

Total senior and convertible subordinated notes	$585,165	$695,330

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

In June 2004, the Company called $162.5 million of the 6.75% Notes and in July 2004, called the remaining $162.5 million. Of these notes, total principal of $81.3 million was converted into 7.4 million shares of the Company’s common stock, with $1.3 million recorded in additional paid-in capital for its portion of the premium and unamortized debt offering costs. The remaining principal of $243.7 million was redeemed for cash, with a total $12.6 million charge recorded as loss on early extinguishment of debt, for its portion of the premium paid and write-off of unamortized debt offering costs, of which $8.3 million was recorded in the three months ended September 30, 2004.

In July 2004, the Company called $185.2 million of its 6.00% Notes for cash, with a $6.8 million charge recorded as loss on early extinguishment of debt, for its portion of the premium paid and write-off of unamortized debt offering costs in the three months ended September 30, 2004.

NOTE 12—SHAREHOLDERS’ EQUITY

Stock Repurchases

On April 29, 2004, the Company announced that it had completed its $100 million stock repurchase program, approved on December 9, 2003. Through the program, the Company repurchased a total of approximately 7.9 million shares of its common stock at a weighted-average price of $12.73 for an aggregate amount of $100 million.

Also on April 29, 2004, the Company announced that its Board of Directors authorized a new $200 million repurchase program. As with the previous plan, the Company’s Board of Directors determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for its shareholders. The new plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three.

For the nine months ended September 30, 2004, the Company used $86.2 million in cash for a partial redemption of its 6.75% Notes, which included premiums of $2.8 million, paid above the principal. The Company paid an equivalent percentage to all noteholders. For the three and nine months ended September 30, 2004, the Company repurchased a total of approximately 1.8 million shares of its common stock at a weighted-average price of $11.19 for an aggregate amount of $19.8 million. As of September 30, 2004, the Company had approximately $93.9 million available under the authorized plan to purchase additional shares of its common stock or retire additional debt.

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

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$79,274	$61,403	$290,654	$95,572
Add back: Stock-based employee compensation expense included in reported net income, net of tax	772	1,057	2,145	1,572
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(5,683)	(4,440)	(14,559)	(9,681)

Pro forma net income	$74,363	$58,020	$278,240	$87,463

Income per share:
Basic—as reported	$0.21	$0.17	$0.79	$0.27

Basic—pro forma	$0.20	$0.16	$0.76	$0.25

Diluted—as reported	$0.21	$0.17	$0.75	$0.26

Diluted—pro forma	$0.20	$0.16	$0.72	$0.24

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

The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions applied to grants made in the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	47%	68%	52%	66%
Risk-free interest rate	3%	3%	2%	3%
Expected life of option following vesting (in months)	22	16	22	19

The valuations of the computed weighted average fair values of all option grants under SFAS No. 123 were $4.50 for the three months ended September 30, 2004, $2.53 for the three months ended September 30, 2003, $5.52 for the nine months ended September 30, 2004 and $2.63 for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company granted approximately 6.1 million options to its non-executive employees with a value of $1.47 per share. The expected lives for the three and nine months ended September 30, 2003 are lower than in 2004 principally due to these non-executive employee option grants and related exercises during 2003, which had vesting terms within the year of grant.

NOTE 13—RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amounts recognized by the Company as facility restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
2003 Restructuring Plan	$83	$40,610	$(355)	$110,872
2001 Restructuring Plan	(284)	3,813	(1,124)	14,878
Other exit activity	(30)	2,575	337	(414)

Total facility restructuring and other exit charges	$(231)	$46,998	$(1,142)	$125,336

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”) exiting and consolidating leased facilities and exiting and disposing of certain unprofitable product offerings and initiatives. The original 2003 facility consolidation charge primarily related to charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities located in Menlo Park and Rancho Cordova, California. The E*TRADE FINANCIAL Center in New York, encompassing approximately 31,000 square feet, was used by customers to access the Company’s products and services and serve as an introduction point for new customers to the Company’s products and services. The Company exited the Center as it was not cost effective to engage in these activities within a facility of its size, and subsequently, opened an approximately 2,000 square foot Center in New York that was more cost effective. The leased California facilities were used for corporate and administrative functions and were exited as the Company consolidated employees into nearby offices and redeployed certain functions to its offices in Virginia.

The other charges related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. These unprofitable product lines consisted of our Stock Basket product offered to customers and our online advisory service, eAdvisor, a joint initiative with Enlight Holdings, LLC. The Company terminated its revenue sharing agreements associated with its Zones in Target stores as it decided to terminate the Zone strategy and focus on other methods of reaching its current and potential customers, as well as for the reason that the Zones were unprofitable.

In 2004, the Company finalized its exit of the product offering with Enlight Holdings, LLC, and as a result made adjustments to previously estimated costs associated with its exit. The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activity recorded in 2003	$55,010	$57,960	$112,970
Cash payments	(11,007)	(16,369)	(27,376)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	24,749	3,221	27,970
2004 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2004	203	(558)	(355)
Cash payments	(4,193)	(2,158)	(6,351)

Restructuring liabilities at September 30, 2004	$20,759	$505	$21,264

2001 Facility Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. The restructuring was designed to consolidate certain facilities, to bring together key decision-makers and to streamline operations. The original 2001 restructuring charge related to facility consolidation, representing the undiscounted value of ongoing lease commitments, offset by anticipated third-party sublease revenues, the write-off of capitalized software, hardware and other fixed assets and other costs. Subsequent to 2001, the Company recognized additional facility consolidation adjustments, as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2003:
Adjustments and additional charges	22,204	2,072	3,499	27,775
Cash payments	(92,881)	(67)	(19,281)	(112,229)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2003	16,529	660	172	17,361
2004 activity on original 2001 restructuring reserve:

Adjustments and additional charges recorded in 2004	(1,124)	—	—	(1,124)
Cash payments	(4,783)	—	(5)	(4,788)

Restructuring liabilities at September 30, 2004	$10,622	$660	$167	$11,449

Other Exit Activity

Other exit activity for the three and nine months ended September 30, 2004 primarily relates to additional costs, net of recoveries, for our exit of the Institutional Research Business toward the end of 2003 and the transfer of our consumer loan operations from Arlington, Virginia to E*TRADE Consumer Finance in Irvine, California.

NOTE 14—INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
BASIC:
Numerator:
Income from continuing operations	$79,837	$62,283	$261,027	$95,836
Net income (loss) from discontinued operations	(563)	(880)	29,627	(264)

Net income	$79,274	$61,403	$290,654	$95,572

Denominator:
Basic weighted-average shares outstanding	369,103	359,432	366,244	356,762

Per Share:
Income per share from continuing operations	$0.21	$0.17	$0.71	$0.27
Net income (loss) per share from discontinued operations	(0.00)	(0.00)	0.08	(0.00)

Net income per share	$0.21	$0.17	$0.79	$0.27

DILUTED:
Numerator:
Income from continuing operations	$79,837	$62,283	$261,027	$95,836
Interest on convertible subordinated notes, net of tax	—	—	17,547	—

Income from continuing operations, as adjusted	79,837	62,283	278,574	95,836
Net income (loss) from discontinued operations	(563)	(880)	29,627	(264)

Net income, as adjusted	$79,274	$61,403	$308,201	$95,572

Denominator:
Basic weighted-average shares outstanding	369,103	359,432	366,244	356,762
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	8,759	9,195	10,312	4,995
Weighted-average warrants and contingent shares outstanding	2,695	2,546	2,676	2,546
Shares issuable for assumed conversion of convertible subordinated notes	—	—	31,841	—

Diluted weighted-average shares outstanding	380,557	371,173	411,073	364,303

Per Share:
Income per share from continuing operations	$0.21	$0.17	$0.68	$0.26
Net income (loss) per share from discontinued operations	(0.00)	(0.00)	0.07	(0.00)

Net income per share	$0.21	$0.17	$0.75	$0.26

Excluded from the calculations of diluted income (loss) per share are 10.4 million of common stock shares for the three months ended September 30, 2004 and 45.4 million of common stock shares for the three and nine months ended September 30, 2003, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock are not included in the computation of diluted income per share because the options’ exercise price is greater than the average market price of the Company’s common stock for the periods stated and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options excluded from computation of diluted income per share	11,939	12,264	10,856	24,093
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$11.21	$9.38	$12.19	$6.81

NOTE 15—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”) and the National Association of Securities Dealers (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Clearing, E*TRADE Professional Trading and E*TRADE Professional Securities have elected to use the alternative method permitted by the Rule, which requires that they maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees, if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s U.S. broker-dealer subsidiaries (in thousands):

	September 30, 2004
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$34,762	$34,512
E*TRADE Clearing LLC	43,811	280,255	236,444
Dempsey & Company, LLC	250	6,832	6,582
GVR Company, LLC	1,000	34,275	33,275
Engelman Securities, Inc.	289	2,080	1,791
E*TRADE Professional Trading, LLC	250	1,210	960
E*TRADE Professional Securities, LLC	488	4,345	3,857
VERSUS Brokerage Services (U.S.) Inc.	100	665	565
E*TRADE Global Asset Management, Inc.	531	29,382	28,851
International broker-dealers	31,083	77,896	46,813

Totals	$78,052	$471,702	$393,650

Banking

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the following table, at September 30, 2004, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2004, management believes that the Bank meets all capital adequacy requirements.

The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2004:
Total Capital to risk-weighted assets	$1,474,072	11.24%	>$	1,048,900	>8.0%	>$	1,311,125	>10.0%
Tier I Capital to risk-weighted assets	$1,431,348	10.92%	>$	524,450	>4.0%	>$	786,675	>6.0%
Tier I Capital to adjusted total assets	$1,431,348	5.94%	>$	964,459	>4.0%	>$	1,205,574	>5.0%

At December 31, 2003:
Total Capital to risk-weighted assets	$1,232,674	11.30%	>$	872,421	>8.0%	>$	1,090,526	>10.0%
Tier I Capital to risk-weighted assets	$1,194,963	10.96%	>$	436,211	>4.0%	>$	654,316	>6.0%
Tier I Capital to adjusted total assets	$1,194,963	5.92%	>$	807,922	>4.0%	>$	1,009,902	>5.0%

NOTE 16—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have been unable to resolve these disputes and have each filed lawsuits. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. The Company is unable to predict the outcome of these actions. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

In 2003, the Company became involved in litigation relating to the Company’s former Israeli joint venture. The E*TRADE Israel venture was closed in 2002, as the Company’s partner in the joint venture failed. The dispute arises from the parties’ claims that certain obligations of each of the parties were not performed, ultimately leading to unspecified damages to the parties. The Company believes that the claims against it are without merit, has vigorously defended the claims in arbitration, which took place during October 2004, and has asserted its own claims against the other party in arbitration. The Company is unable to predict the decision of the arbitrator in this matter nor is it able to estimate the range of loss or recovery. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

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

Commitments

Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments at September 30, 2004 (in thousands):

	Fixed Rate	Variable Rate	Total
Commitments to purchase loans:
Mortgage loans	$86,983	$154,524	$241,507
Other loans	14,193	—	14,193

Total commitments to purchase loans	$101,176	$154,524	$255,700

Commitments to originate loans:
Mortgage loans	$292,709	$81,565	$374,274
Other loans	425,520	—	425,520

Total commitments to originate loans	$718,229	$81,565	$799,794

Commitments to sell mortgage loans	$64,408	$90,154	$154,562

Significant changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future.

At September 30, 2004, the Bank had commitments to purchase $0.8 billion and sell $1.2 billion of securities. In addition, the Bank had approximately $1.8 billion of certificates of deposit scheduled to mature in less than one year and $2.8 billion of unfunded commitments to extend credit.

Other

In August 2004, the Company signed an agreement to purchase brokerage accounts from a third party, which closed in October 2004. As part of the agreement, the Company paid a deposit of $3.0 million upon execution and is committed to pay up to $18.0 million in total.

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

Management has determined that the maximum potential liability at September 30, 2004 is $28.0 million, based on all available information. The current carrying amount of the liability recorded at September 30, 2004 is $1.0 million and is considered adequate based upon analyses of historical trends and current economic conditions for these guarantees.

As discussed in Note 10, ETBH raises capital through the formation of trusts, which sell mandatorily redeemable preferred stock in the capital markets. During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2004, management estimated that the maximum potential liability under this arrangement was approximately $235.8 million or the total face value of these securities plus dividends that may be unpaid at the termination of the trust arrangement.

NOTE 17—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
					Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
At September 30, 2004:
Loans:
Pay fixed-interest rate swaps	$115,000	$—	$(106)	$(106)	3.28%	1.68%	—%	2.87
Purchased interest rate forward- starting swaps	123,000	321	—	321	3.21%	N/A	—%	3.01

Total loans	238,000	321	(106)	215	3.24%	1.68%	—%	2.94

Mortgage-backed securities (MBS):
Pay fixed-interest rate swaps	576,000	—	(10,512)	(10,512)	4.11%	1.64%	—%	4.37
Purchased interest rate forward- starting swaps	395,000	—	(1,903)	(1,903)	3.95%	N/A	—%	5.10
Purchased interest rate options:
Caps	720,000	13,645	—	13,645	N/A	N/A	6.03%	4.96
Floors	100,000	481	—	481	N/A	N/A	4.25%	3.00
Forward-starting swaps	430,000	14,260	—	14,260	N/A	N/A	6.13%	13.45

Total MBS	2,221,000	28,386	(12,415)	15,971	4.04%	1.64%	5.92%	6.39
Investment securities:
Pay fixed-interest rate swaps	104,885	—	(3,938)	(3,938)	5.05%	1.64%	—%	11.90
Time deposits:
Purchased interest rate forward- starting swaps	100,000	94	—	94	—%	3.33%	—%	3.01

Total fair value hedges	$2,663,885	$28,801	$(16,459)	$12,342	3.98%	1.83%	5.92%	6.17

At December 31, 2003:
Loans:
Pay fixed-interest rate swaps	$656,000	$—	$(3,000)	$(3,000)	2.74%	1.16%	—%	2.63

Mortgage-backed securities:
Pay fixed-interest rate swaps	182,000	—	(1,672)	(1,672)	4.21%	1.16%	—%	7.16
Purchased interest rate options:
Caps	100,000	4,948	—	4,948	N/A	N/A	5.87%	6.95
Forward-starting swaps	82,000	3,191	—	3,191	N/A	N/A	7.05%	14.81

Total MBS	364,000	8,139	(1,672)	6,467	4.21%	1.16%	6.40%	8.83
Investment securities:
Pay fixed-interest rate swaps	54,000	—	(1,049)	(1,049)	4.58%	1.15%	—%	9.38

Total fair value hedges	$1,074,000	$8,139	$(5,721)	$2,418	3.15%	1.16%	6.40%	5.07

De-designated Fair Value Hedges

During 2004 and 2003, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods for those derivatives. The net gain or loss on those derivative instruments at the time of de-designation is being amortized to interest expense over the original forecasted period of the underlying transactions, being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting were recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

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

Changes in the fair value of derivatives that hedge cash flows associated with time deposits, repurchase agreements, advances from the Federal Home Loan Bank (“FHLB”), dollar rolls and other borrowings and investment securities are reported in AOCI as unrealized gains or losses. The fair value of derivatives in active cash flow hedge relationships decreased by $146 million and $39 million during the three and nine months ended September 30, 2004, respectively. The amounts in AOCI are then included in interest expense as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $30.5 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over an eight-to-twelve-year period.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of the actual derivatives being hedged outperforms or has a greater increase in market value than a hypothetical derivative, created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness in the Statements of Operations as a fair value adjustment of financial derivatives.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable rate liabilities and the forecasted issuances of liabilities, at September 30, 2004 and December 31, 2003 (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
					Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
At September 30, 2004:
Pay fixed interest rate swaps:
Time deposits	$300,000	$—	$(1,310)	$(1,310)	6.79%	1.50%	—%	0.10
Repurchase agreements	1,570,000	—	(26,239)	(26,239)	4.54%	1.80%	—%	8.33
Federal Home Loan Bank advances	200,000	—	(4,310)	(4,310)	4.90%	1.61%	—%	10.94
Purchased interest rate forward start swaps:
Repurchase agreements	975,000	—	(16,394)	(16,394)	4.81%	N/A	N/A	11.55
Federal Home Loan Bank advances	325,000	—	(5,671)	(5,671)	4.65%	N/A	N/A	9.40
Purchased interest rate options—caps (1)	2,775,000	105,278	—	105,278	N/A	N/A	4.43%	6.38
Forward purchase and sale agreements	26,907	—	(28)	(28)	N/A	N/A	N/A	N/A

Total cash flow hedges	$6,171,907	$105,278	$(53,952)	$51,326	4.85%	1.74%	4.43%	7.70

At December 31, 2003:
Pay fixed interest rate swaps:
Time deposits	$450,000	$—	$(24,105)	$(24,105)	6.35%	1.46%	—%	1.52
Repurchase agreements	3,488,000	4,091	(46,196)	(42,105)	4.23%	0.80%	—%	7.44
Federal Home Loan Bank advances	165,000	—	(2,409)	(2,409)	3.19%	1.16%	—%	2.77
Purchased interest rate options—caps (1)	1,000,000	47,322	—	47,322	N/A	N/A	2.98%	4.47
Forward purchase and sale agreements	335,500	—	(872)	(872)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,438,500	$51,413	$(73,582)	$(22,169)	4.42%	0.89%	2.98%	6.18

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

Under SFAS 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in the AOCI component of shareholders’ equity. Gains and losses on derivatives designated as fair value hedges are not included in AOCI. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables shows: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Impact on AOCI (net of taxes):
Beginning balance	$(27,717)	$(174,691)	$(123,754)	$(188,280)
Gains (losses) on cash flow hedges related to derivatives, net	(114,417)	(898)	(47,748)	(40,792)
Reclassifications to earnings, net	13,974	17,615	43,342	71,098

Balance at September 30	$(128,160)	$(157,974)	$(128,160)	$(157,974)

Derivatives terminated during the quarter:
Notional	$2,970,000	$2,347,000	$4,453,500	$5,519,500
Fair value of net gains (losses) recognized in AOCI	$(30,079)	$31,720	$(57,561)	$(45,921)

Amortization of terminated interest rate swaps included in interest expense	$(24,522)	$(31,400)	$(77,001)	$(98,339)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 1 day to 11.33 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At September 30,
	2004	2003
AOCI balance (net of taxes) related to:
Open cash flow hedges	$(45,147)	$(53,923)
Discontinued cash flow hedges	(83,013)	(104,051)

Total	$(128,160)	$(157,974)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the consolidated statements of operations in fair value adjustments of financial derivatives. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Fair value hedges	$(1,015)	$(2,522)	$(3,239)	$(18,271)
Cash flow hedges	1,711	1,524	6,056	2,535

Total	$696	$(998)	$2,817	$(15,736)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. At September 30, 2004, the fair value of these IRLCs was a $1.7 million liability.

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

Gains (losses) related to the net change in the IRLCs and the related hedging instruments are presented in the following table (in thousands):

	Period Ended September 30,
	2004	2003
Three Months Ended	$(84)	$2,995
Nine Months Ended	$3,296	$4,784

NOTE 18—SEGMENT INFORMATION

The Company’s business results (excluding discontinued operations) are presented as two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international

•	Institutional operations—both domestic and international, professional trading, as well as market-making activities

•	Corporate operations—E*TRADE Financial Corporate Services and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products

•	Institutional operations—global asset management activities

The Company evaluates the performance of its segments based on segment contribution (net revenues less expenses excluding interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended September 30, 2004
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$64,005	$—	$—	$64,005
Principal transactions	48,212	—	—	48,212
Interest income	42,871	250,141	—	293,012
Interest expense	(4,795)	(124,057)	—	(128,852)
Provision for loan losses	—	(9,145)	—	(9,145)
Gain on sales of originated loans	—	12,917	—	12,917
Gain on sales of loans held-for-sale and securities, net	—	13,108	—	13,108
Other revenues	48,541	8,280	(12,941)	43,880

Net revenues	198,834	151,244	(12,941)	337,137

Compensation and benefits	55,892	31,372	—	87,264
Occupancy and equipment	12,604	6,572	—	19,176
Communications	16,628	1,837	—	18,465
Professional services	10,820	6,545	—	17,365
Commissions, clearance and floor brokerage	30,890	4	—	30,894
Advertising and market development	5,376	17,797	(12,941)	10,232
Servicing and other banking expenses	—	9,129	—	9,129
Fair value adjustments of financial derivatives	—	(696)	—	(696)
Depreciation and amortization	16,313	4,444	—	20,757
Amortization of other intangibles	4,021	2,250	—	6,271
Facility restructuring and other exit charges	(227)	(4)	—	(231)
Acquisition-related expenses	—	62	—	62
Other	9,332	9,350	—	18,682

Total expenses excluding interest	161,649	88,662	(12,941)	237,370

Income before other corporate items	$37,185	$62,582	$—	$99,767

	Three Months Ended September 30, 2003
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$92,885	$—	$—	$92,885
Principal transactions	64,174	—	—	64,174
Interest income	36,883	176,254	—	213,137
Interest expense	(2,442)	(117,481)	—	(119,923)
Provision for loan losses	—	(7,988)	—	(7,988)
Gain on sales of originated loans	—	53,308	—	53,308
Gain on sales of loans held-for-sale and securities, net	—	32,819	—	32,819
Other revenues	47,334	11,246	(1,049)	57,531

Net revenues	238,834	148,158	(1,049)	385,943

Compensation and benefits	64,025	41,178	—	105,203
Occupancy and equipment	14,350	6,177	—	20,527
Communications	18,431	1,417	—	19,848
Professional services	8,851	7,508	—	16,359
Commissions, clearance and floor brokerage	41,425	4	—	41,429
Advertising and market development	4,617	10,398	(1,049)	13,966
Servicing and other banking expenses	101	9,234	—	9,335
Fair value adjustments of financial derivatives	—	998	—	998
Depreciation and amortization	15,495	4,634	—	20,129
Amortization of other intangibles	4,445	2,543	—	6,988
Facility restructuring and other exit charges	30,505	16,493	—	46,998
Acquisition-related expenses	472	62	—	534
Other	13,628	15,428	—	29,056

Total expenses excluding interest	216,345	116,074	(1,049)	331,370

Income before other corporate items	$22,489	$32,084	$—	$54,573

	Nine Months Ended September 30, 2004
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$255,391	$—	$—	$255,391
Principal transactions	185,088	—	—	185,088
Interest income	127,831	694,753	—	822,584
Interest expense	(12,049)	(357,567)	—	(369,616)
Provision for loan losses	—	(25,701)	—	(25,701)
Gain on sales of originated loans	—	61,492	—	61,492
Gain on sales of loans held-for-sale and securities, net	—	42,061	—	42,061
Other revenues	155,834	26,611	(35,279)	147,166

Net revenues	712,095	441,649	(35,279)	1,118,465

Compensation and benefits	177,313	109,309	—	286,622
Occupancy and equipment	38,959	19,331	—	58,290
Communications	50,988	5,012	—	56,000
Professional services	25,436	21,965	—	47,401
Commissions, clearance and floor brokerage	116,741	6	—	116,747
Advertising and market development	31,679	52,659	(35,279)	49,059
Servicing and other banking expenses	466	26,113	—	26,579
Fair value adjustments of financial derivatives	—	(2,817)	—	(2,817)
Depreciation and amortization	46,587	15,239	—	61,826
Amortization of other intangibles	14,024	5,943	—	19,967
Facility restructuring and other exit charges	(1,005)	(137)	—	(1,142)
Acquisition-related expenses	—	186	—	186
Other	37,688	27,433	—	65,121

Total expenses excluding interest	538,876	280,242	(35,279)	783,839

Income before other corporate items	$173,219	$161,407	$—	$334,626

	Nine Months Ended September 30, 2003
	Brokerage	Banking	Elimi- nation (1)	Total
Commissions	$239,553	$—	$—	$239,553
Principal transactions	165,024	—	—	165,024
Interest income	106,071	545,531	—	651,602
Interest expense	(6,832)	(356,768)	—	(363,600)
Provision for loan losses	—	(26,149)	—	(26,149)
Gain on sales of originated loans	—	171,728	—	171,728
Gain on sales of loans held-for-sale and securities, net	—	68,974	—	68,974
Other revenues	134,499	26,947	(1,049)	160,397

Net revenues	638,315	430,263	(1,049)	1,067,529

Compensation and benefits	172,149	122,761	—	294,910
Occupancy and equipment	48,681	16,619	—	65,300
Communications	56,114	4,533	—	60,647
Professional services	25,202	18,963	—	44,165
Commissions, clearance and floor brokerage	110,047	78	—	110,125
Advertising and market development	14,430	35,985	(1,049)	49,366
Servicing and other banking expenses	257	30,346	—	30,603
Fair value adjustments of financial derivatives	—	15,736	—	15,736
Depreciation and amortization	54,076	14,779	—	68,855
Amortization of other intangibles	14,303	6,056	—	20,359
Facility restructuring and other exit charges	99,736	25,600	—	125,336
Acquisition-related expenses	1,731	1,125	—	2,856
Other	45,986	35,404	—	81,390

Total expenses excluding interest	642,712	327,985	(1,049)	969,648

Income (loss) before other corporate items	$(4,397)	$102,278	$—	$97,881

(1)	Reflects the elimination of an intercompany payment made by the Banking segment to the Brokerage segment related to the Sweep Deposit Account (“SDA”). Under this relationship, the Banking segment pays the Brokerage segment a negotiated rate that approximates market on the average SDA balance. The Banking segment reflects this payment as marketing expense and the Brokerage segment reflects this payment as other revenue.

	Brokerage	Banking	Elimi- nation	Total
Segment Assets:
As of September 30, 2004	$6,146,951	$24,189,773	$—	$30,336,724
As of December 31, 2003	$5,617,188	$20,432,028	$—	$26,049,216

No single customer accounted for greater than 10% of total revenues in the three or nine months ended September 30, 2004 or 2003.

NOTE 19—SUBSEQUENT EVENT

In October 2004, the Company entered into an agreement to purchase a registered investment advisory firm, with over $500 million in assets under management, which provides asset management services and general wealth advice to individuals. The purchase price will be up to approximately $12.0 million and is expected to close in late 2004.

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

OVERVIEW

We are a global financial services company offering retail, corporate and institutional customers an integrated and complementary array of trading, investing, banking and lending solutions built around competitive pricing, differentiated functionality and outstanding customer service. Since we offer and deliver our solutions primarily through the Internet and other electronic media, our current and potential customer base is geographically dispersed and we have a lower operating cost structure than traditional “brick and mortar” financial services companies. During the past two years, we have focused on broadening and integrating our portfolio of financial solutions to deepen our customer relationships and provide a better customer experience. These efforts have led to improved profitability for the Company over the past two years despite a challenging macroeconomic environment and a recent slowdown in the equities market.

The Company intends to continue to seek opportunities to:

•	Deepen customer relationships by cross-selling a broader range of financial solutions and growing overall customer assets through acquisitions, improving relationship management, of which our E*TRADE FINANCIAL Center strategy in key metropolitan markets is a component, and providing wealth management services.

•	Integrate our business by leveraging our customer relationships and our technology. Leveraging our customer relationships across our segments allows us to optimize our revenues throughout the business and provide more compelling financial solutions to our customers. Leveraging our technology, including our processing and clearing system, which was converted from multiple platforms to ADP in September 2004, allows us to have a more scalable and cost-efficient platform.

The Company intends to increase marketing spend in the next several months, targeting certain customer segments. For these customer segments, the marketing will be focused on increasing customer usage and aggregating customer assets by communicating trading and investing solutions that include improved trading platforms such as Power E*TRADE Pro, 12B-1 fee rebates and low-cost stock index funds, and improved integrated investing and banking solutions.

The Company recognizes that it faces numerous challenges in responding to the dynamics of the financial services industry, which is characterized by increasingly rapid change, evolving customer demands, and intense competition. The Company has identified certain industry trends, such as:

•	Continued competitive pricing pressure on trading commissions within certain customer segments and on consumer loan originations.

•	Continued margin compression and low market volatility within market making.

•	Continued market uncertainty and macroeconomic factors that could result in volatility in market volumes and trading activity.

Our business results are presented as two segments, Brokerage and Banking. The retail Brokerage business continues to be the primary point of introduction for the majority of our customers and we have added Banking solutions, which complement our Brokerage business. In late 2003, we began lowering our overall cost of funds at the Bank and deepening our customer relationships by sweeping certain Brokerage customer money market and free credit balances into an FDIC-insured Sweep Deposit Account (“SDA”), which reduced our reliance on other higher cost FDIC-insured deposit accounts including money market accounts and certificates of deposit. Since inception in September 2003, the SDA balance has grown to $5.6 billion, $800 million of which was swept in August 2004, leading to a higher interest rate spread at the Bank.

During the three and nine months ended September 30, 2004, the Brokerage segment generated 55% and 61%, respectively, of the Company’s net revenues, while the Banking segment generated 45% and 39%, respectively, of the Company’s net revenues.

The Brokerage segment earns a significant amount of its revenues from commissions and margin lending. Of total Brokerage segment revenues, commissions and margin lending represented 34% and 12%, respectively, for the three months ended September 30, 2004 and 38% and 15%, respectively, for the nine months ended September 30, 2004.

•	Brokerage Daily Average Revenue Trades (“DART”s) have slowed in the three months ended September 30, 2004 from the comparable period in 2003. DARTs are higher for the nine months ended September 30, 2004 as compared to 2003, however, driven by strong levels in early 2004. For the three months ended September 30, 2004, our Brokerage commission revenues declined 31%, resulting from the 27% decline in our DARTs and a decrease in our average commission per revenue trade due to pricing initiatives and trade mix. For the nine months ended September 30, 2004, our Brokerage commission revenues increased 7%, resulting from the 13% increase in our DARTs, partially offset by a decrease in our average commission per revenue trade due to pricing initiatives and trade mix.

•	Average margin debt increased for the three and nine months ended September 30, 2004 over comparable periods in 2003 by $800 million and $1 billion, respectively. For the three and nine months ended September 30, 2004, Brokerage interest income increased 16% and 21%, respectively, from the comparable periods in 2003, primarily resulting from the increases in average margin debt balances.

The Banking segment earns a significant amount of its revenues in interest on its diversified interest-earning assets (assets held by the Banking segment which earn interest income). Net interest income represented 83% and 76% of total Banking segment revenues, for the three and nine months ended September 30, 2004, respectively.

•	Net interest income increased 115% and 79% for the three and nine months ended September 30, 2004, from the comparable periods in 2003. As a percentage of total banking revenues, net interest income comprised 83% and 76% for the three and nine months ended September 30, 2004, compared to 40% and 44% for the three and nine months ended September 30, 2003. These increases were due to the combination of increased net interest rate spread and higher average interest-earning assets.

•	Net interest rate spread increased 80 basis points and 60 basis points for the three and nine months ended September 30, 2004, respectively, from the comparable periods in 2003. The increase in net interest rate spread for both periods is largely due to our lower cost of funds from sweeping brokerage customer funds and free credits to the SDA over the past year, which replaced higher-rate funds, such as certificates of deposit. The SDA balance has grown to $5.6 billion as of September 30, 2004.

•	Average interest-earning assets increased $6.3 billion and $5.0 billion, for the three and nine months ended September 30, 2004, respectively, from the comparable periods in 2003. These increases were driven by increases in mortgage-backed and available-for-sale securities, complemented with purchases of a number of home equity lines of credit (“HELOC”) portfolios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of effective tax rate, deferred taxes and valuation allowances and valuation of goodwill and other intangibles. These are described more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Consolidated E*TRADE FINANCIAL Results

For the three months ended September 30, 2004, our net income was $79.3 million compared to $61.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our net income was $290.7 million compared to $95.6 million for the nine months ended September 30, 2003. The following sections describe the changes in key operating factors and other changes and events that have affected our consolidated revenues, expenses excluding interest and other income (loss).

Net Revenues

Net revenues (revenues net of brokerage and banking interest expense and provision for loan losses) decreased 13% to $337.1 million for the three months ended September 30, 2004 and increased 5% to $1,118.5 million for the nine months ended September 30, 2004 from the comparable periods in 2003. Brokerage revenues were down overall for the three months ended September 30, 2004, due to lower volumes from that of the three months ended September 30, 2003. Brokerage revenues increased for the nine months due to increased DARTs and higher margin loan balances as a result of a resurgence in trading activity early in the year. Banking revenues increased for the nine months ended September 30, 2004, due to higher interest rate spreads and average interest-earning assets. Higher interest rate spreads were driven primarily by access to lower cost funds from utilizing the SDA product. Higher net interest income was partially offset by reduced revenues from the mortgage and loan sale activity compared to 2003. See the section titled “Analysis of Revenues” for a detailed discussion about the changes in revenue.

Expenses Excluding Interest

Total expenses excluding interest decreased 28% to $237.4 million for the three months ended September 30, 2004 and 19% to $783.8 million for the nine months ended September 30, 2004 from the comparable periods in 2003. Expenses excluding interest were down overall for the three and nine months ended September 30, 2004, primarily due to lower facility restructuring and other exit charges, as we initiated a new plan in 2003, with only minimal adjustments in 2004.

Total expenses excluding interest for the Brokerage segment, other than facility restructuring and other exit charges, were also down for the three months ended September 30, 2004, from the comparable period in 2003, primarily due to the decline in trading activity. The decline in trading activity lead to lower commissions, clearance, and floor brokerage and lower compensation and benefits, reflecting the variable cost structure for the Brokerage segment.

Total expenses excluding interest for the Banking segment, other than facility restructuring and other exit charges, were also down for the three and nine months ended September 30, due to lower compensation and benefits, primarily reflecting the workforce reductions as a result of the decline in mortgage originations from comparable periods in 2003.

Compensation and benefits decreased 17% to $87.3 million for the three months ended September 30, 2004 and 3% to $286.6 million for the nine months ended September 30, 2004 from the comparable periods in 2003. Overall, as a percentage of total revenues, compensation and benefits expense is consistent with the reduction of revenues for the comparable periods. For the three months ended September 30, 2004, lower compensation and benefits associated with the Brokerage segment is due to lower sales and trader commissions associated with lower trading volumes. Likewise, the increase for the nine months ended September 30, 2004 for the Brokerage segment is driven by higher sales and trader commissions as related brokerage revenue volumes were higher for the nine months ended September 30, 2004 from the comparable period in 2003. The decreases for the Banking segment are due to lower costs associated with the mortgage business, which experienced a significant reduction in revenues in 2004 as compared to 2003.

Commissions, clearance and floor brokerage decreased 25% to $30.9 million for the three months ended September 30, 2004 and increased 6% to $116.7 million for the nine months ended September 30, 2004 from the comparable periods in 2003. The changes reflect volume-driven brokerage-related revenues. In addition, for the nine months ended September 30, 2004, we recorded a one-time termination fee, related to our conversion of our back office to a single platform, of $4.3 million.

Advertising and market development decreased 27% to $10.2 million for the three months ended September 30, 2004 and 1% to $49.1 million for the nine months ended September 30, 2004 from the comparable periods in 2003. The decrease for the three months ended September 30, 2004, for both the Brokerage and Banking segments, is due to a reduction of market spend due to the current market conditions. The decrease for the nine months ended September 30, 2004 is much lower than the three months due to increased advertising spend early in the year.

Other expenses decreased 36% to $18.7 million for the three months ended September 30, 2004 and 20% to $65.1 million for the nine months ended September 30, 2004 from the comparable periods in 2003. The decrease for the Banking segment is primarily due to a $7.2 million expense for the three months ended September 30, 2003 for a litigation matter. The decrease for the Brokerage segment is primarily due to a $7 million expense for the nine months ended September 30, 2003 for a brokerage-related litigation matter.

Other Income (Loss)

Gain (loss) on sale and impairment of investments increased 15% to a gain of $47.2 million for the three months ended September 30, 2004 and 72% to a gain of $107.5 million for the nine months ended September 30, 2004 from the comparable periods in 2003. For the three and nine months ended September 30, 2004, gains were primarily from sales of our shares in SBI. We sold shares of SBI resulting in a gain of $45.4 million and $109.9 million for the three and nine months ended September 30, 2004, respectively. In addition, we recorded an other-than-temporary impairment of approximately $4.4 million during the nine months ended September 30, 2004.

Loss on early extinguishment of debt was $18.6 million and $23.0 million for the three and nine months ended September 30, 2004, respectively. Loss on early extinguishment of debt was primarily the result of our early redemptions of our 6.00% and 6.75% convertible subordinated notes for cash. The loss recognized is attributed to the premium paid and write-off of unamortized debt issuance costs of $15.1 million. In addition, we paid down $50 million in FHLB advances, resulting in an early termination fee of approximately $2.4 million and an early call of a $24.2 million Floating Rate Junior Subordinated Debenture, resulting in a $1.1 million charge recorded as loss on early extinguishment of debt for the remaining unamortized discount and issuance costs incurred when the debenture was originally issued.

Income Tax Expense (Benefit)

Income tax expense was $38.5 million for the three months ended September 30, 2004, at a tax rate of 32.5% and $25.4 million at a tax rate of 29.0% for the three months ended September 30, 2003. Income tax expense was $129.5 million for the nine months ended September 30, 2004, at a tax rate of 33.1% and $46.3 million for the nine months ended September 30, 2003, at a tax rate of 33.8%. The rate for the three and nine months ended September 30, 2004 decreased primarily due to a tax benefit of a research and development tax credit for which we received a favorable IRS audit result during the nine months ended September 30, 2004 and a tax benefit from our tax basis in a partnership interest that was sold during the nine months ended September 30, 2004.

Analysis of Revenues

Brokerage Revenues

Our brokerage revenues decreased 22% to $185.9 million for the three months ended September 30, 2004 and increased 6% to $676.8 million for the nine months ended September 30, 2004 from the comparable periods in 2003. The decrease for the three months ended September 30, 2004 is primarily due to lower volumes than that of the three months ended September 30, 2003. These volume declines resulted in decreases in commissions, principal transactions and other brokerage-related revenues. The overall increase for the nine months ended September 30, 2004 is due to increased DART volumes and higher margin loan balances as a result of resurgence in trading activity for the year as compared to the nine months ended September 30, 2003.

The components of our net brokerage revenues and percentage change information were as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$ Amount	%	2004	2003	$ Amount	%
Brokerage revenues:
Commissions	$64,005	$92,885	$(28,880)	(31)%	$255,391	$239,553	$15,838	7%
Principal transactions	48,212	64,174	(15,962)	(25)%	185,088	165,024	20,064	12%
Other brokerage-related revenues	35,600	46,285	(10,685)	(23)%	120,555	133,450	(12,895)	(10)%
Brokerage interest income	42,871	36,883	5,988	16%	127,831	106,071	21,760	21%
Brokerage interest expense	(4,795)	(2,442)	(2,353)	(96)%	(12,049)	(6,832)	(5,217)	(76)%

Net brokerage revenues	$185,893	$237,785	$(51,892)	(22)%	$676,816	$637,266	$39,550	6%

Other key criteria that we use to measure performance and explain the results of our brokerage operations are presented in the following table:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Total revenue trades	6,233,826	8,417,615	(26)%	23,870,859	21,057,053	13%
Daily average revenue trades (“DART”s)	97,404	132,561	(27)%	126,973	112,304	13%
Average commission per revenue trade	$10.27	$11.03	(7)%	$10.70	$11.38	(6)%
Average (dollars in millions):
Customer margin balances	$2,043	$1,240	65%	$2,052	$1,083	89%
Customer money market fund balances	$8,160	$7,621	7%	$8,033	$7,429	8%
Stock borrow balances	$1,073	$436	146%	$1,056	$374	182%
Stock loan balances	$1,270	$701	81%	$1,266	$583	117%
Customer credit balances	$2,140	$2,168	(1)%	$2,435	$1,916	(27)%

We earn brokerage commissions when customers execute trades. Average commission per revenue trade varies based on the number of trades and types of trades a customer makes during the quarter. During the first quarter of 2004, we launched Priority E*TRADE, creating a third tier in our retail price structure, offering lower commission rates for qualified customers of $12.99 per trade from $22.99 per trade. The changes in commission revenues were driven by both the change in DARTs and average commission per revenue trade. Average commission per revenue trade decreased in both the three and nine months ended September 30, 2004, as compared to the prior periods, due to the pricing impact of Priority E*TRADE. Although less significant than the pricing initiative, the change in trade mix within our retail business and between retail and professional, which has a lower commission structure, also contributed to the change in average commission per revenue trade.

Principal transactions include institutional revenues, market-making revenues and net proprietary trading gains. The decrease for the three months is due to decreased institutional, market-making and net proprietary trading gains. The increase for the nine months ended September 30, 2004 from the comparable periods in 2003 is due to increased market-making revenues, primarily from increased volume of bulletin board stocks, and increased institutional revenues and net proprietary trading gains.

Other brokerage-related revenues include account maintenance fees, payments for order flow from outside market makers, stock plan administration products and services revenue, electronic communication network (“ECN”) rebate revenues, proprietary fund revenues and fees for brokerage-related services. The decreases for the three and nine months ended September 30, 2004 from the comparable periods in 2003, are primarily related to decreases in account maintenance fees of $2.4 million and $10.1 million, proprietary fund revenues of $2.6 million and $6.0 million, IRA fees of $1.2 million and $3.2 million, respectively and for both periods decreases in ECN rebate revenues of $2.4 million. These decreases were slightly offset by increases in payments for order flow of $0.3 million and $4.4 million and stock plan administration product and services revenue of $0.8 million and $2.2 million, for the three and nine months ended September 30, 2004 from the comparable periods in 2003, respectively.

Brokerage interest income includes interest earned on margin loans, regulatory cash and investments and stock borrow balances, as well as fees on customer assets invested in money market accounts. The increase for the three and nine months ended September 30, 2004 from the comparable periods in 2003, was primarily due to increased revenue earned on margin debt and increased stock borrow revenue, offset by decreased revenue earned on customer money market fund balances swept to the Bank and decreased revenue earned on lower customer segregated balances.

Brokerage interest expense includes interest paid to customers on certain credit balances and interest paid to banks and interest paid to other broker-dealers through our stock loan program. The increase for the three and nine months ended September 30, 2004 from the comparable periods in 2003 was due to an overall increase in average stock loan balances.

Banking Revenues

Our banking revenues increased 2% to $151.2 million during the three months ended September 30, 2004 and 3% to $441.6 million, during the nine months ended September 30, 2004 compared to the same periods in 2003. Net banking interest income rose during both the three and nine months ended September 30, 2004 primarily because of significant increases in net interest rate spread. The increase in net interest rate spread, in turn, reflects the access of up to $5.6 billion of lower cost funds since the September 2003 introduction of the SDA product, as well as increases in average interest-earning assets. The rise in net interest income was partially offset by reduced revenues from mortgage and loan sale activity from the comparable periods in 2003.

The components of our net banking revenues and percentage change information were as follows (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$ Amount	%	2004	2003	$ Amount	%
Banking revenues:
Banking interest income	$250,141	$176,254	$73,887	42%	$694,753	$545,531	$149,222	27%
Banking interest expense	(124,057)	(117,481)	(6,576)	(6)%	(357,567)	(356,768)	(799)	—
Provision for loan losses	(9,145)	(7,988)	(1,157)	(14)%	(25,701)	(26,149)	448	2%
Gain on sales of originated loans	12,917	53,308	(40,391)	(76)%	61,492	171,728	(110,236)	(64)%
Gain on sales of loans held for sale and securities, net	13,108	32,819	(19,711)	(60)%	42,061	68,974	(26,913)	(39)%
Other banking related revenues	8,280	11,246	(2,966)	(26)%	26,611	26,947	(336)	(1)%

Net banking revenues	$151,244	$148,158	$3,086	2%	$441,649	$430,263	$11,386	3%

Banking interest income is earned from interest-earning banking assets (primarily loans receivable and mortgage-backed securities). Several factors affect interest income, including the volume, price, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations; and asset quality. Average interest-earning assets increased during 2004 from increases in the average balances of mortgage-backed and available-for-sale securities, complemented with purchases of a number of HELOC portfolios. These increases in average interest-earning assets drove increases in banking interest income during the three months and nine months ended September 30, 2004 of $73.9 million and $149.2 million, respectively, over the same periods in 2003.

Banking interest expense is incurred through interest-bearing banking liabilities, including customer deposits, advances from the FHLB and other borrowings. Banking liabilities grew during the three and nine months ended September 30, 2004 over the same periods last year, reflecting the continuing growth of the SDA, which was introduced in mid-2003. This increase was partially offset by a decline in higher interest rate transactional accounts. Largely because of these changes in the composition of the Bank’s portfolio of interest-bearing banking liabilities, interest cost declined by 63 basis points during the three months ended September 30, 2004 and 67 basis points during the nine months ended September 30, 2004, from the comparable periods in 2003.

Banking interest income and Banking interest expense both reflect income and expense on hedges that qualify for hedge accounting under SFAS No. 133. The following table shows the income (expenses) on hedges that are included in Banking interest income and Banking interest expense for the three and nine months ended September 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$ Amount	%	2004	2003	$ Amount	%
Banking interest income:
Banking interest income, gross	$255,002	$183,005	$71,99739	39%	$705,229	$578,199	$127,030	22%
Hedge expense	(4,861)	(6,751)	1,890	28%	(10,476)	(32,668)	22,192	68%

Banking interest income, net of hedges	250,141	176,254	73,887	42%	694,753	545,531	149,222	27%

Banking interest expense:
Banking interest expense, gross	(74,744)	(74,836)	92	— %	(198,911)	(231,554)	32,643	14%
Hedge expense	(49,313)	(42,645)	(6,668)	(16)%	(158,656)	(125,214)	(33,442)	(27)%

Banking interest expense, net of hedges	(124,057)	(117,481)	(6,576)	(6)%	(357,567)	(356,768)	(799)	—%

Net interest income	$126,084	$58,773	$67,311	115%	$337,186	$188,763	$148,423	79%

Net interest spread increased to 213 basis points for the three months ended September 30, 2004 from 133 basis points for the comparable period in 2003 and increased to 202 basis points for the nine months ended September 30, 2004 from 142 basis points for the comparable period in 2003. The increases for both periods in 2004 were primarily driven by a lower overall cost of funding. We continue to see economic benefits from the SDA where we swept additional funds during 2004, growing our total SDA balance by $1.3 billion during the first nine months of the year to a balance of $5.6 billion at September 30, 2004.

The following tables present average balance, income and expense data, related interest yields and rates, and net interest spread for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net (1)	$10,305,473	$124,835	4.85%	$7,431,318	$85,768	4.62%
Interest-bearing deposits	110,136	963	3.48%	337,595	1,573	1.85%
Mortgage-backed and related available-for-sale securities	8,579,174	86,137	4.02%	6,545,038	63,462	3.88%
Available-for-sale investment securities	3,314,544	33,981	4.10%	2,033,425	22,118	4.35%
Investment in FHLB stock	100,460	882	3.49%	79,236	649	3.25%
Trading securities	681,326	5,528	3.24%	410,976	3,244	3.16%

Total interest-earning banking assets (2)	23,091,113	$252,326	4.37%	16,837,588	$176,814	4.20%

Non-interest-earning banking assets	419,246			933,232

Total banking assets	$23,510,359			$17,770,820

Interest-bearing banking liabilities:
Retail deposits	$11,516,741	$41,042	1.42%	$9,032,367	$62,975	2.77%
Brokered certificates of deposit	378,241	2,381	2.50%	345,357	2,175	2.50%
FHLB advances	1,117,619	12,732	4.46%	849,147	11,661	5.37%
Other borrowings	9,038,526	67,902	2.94%	5,983,488	40,670	2.66%

Total interest-bearing banking liabilities	22,051,127	$124,057	2.24%	16,210,359	$117,481	2.87%

Non-interest bearing banking liabilities	346,631			605,868

Total banking liabilities	22,397,758			16,816,227
Total banking shareholder’s equity	1,112,601			954,593

Total banking liabilities and shareholder’s equity	$23,510,359			$17,770,820

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,039,986	$128,269		$627,229	$59,333

Net interest spread			2.13%			1.33%

Net interest margin (net yield on interest-earning banking assets)			2.22%			1.41%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.72%			103.87%

Return on average: (3) (4)
Total banking assets			0.83%			0.84%

Total banking shareholder’s equity			17.53%			15.69%

Average equity to average total banking assets			4.73%			5.37%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $2.2 million for the three months ended September 30, 2004 and $0.6 million for the three months ended September 30, 2003.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results and not segment results.

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net (1)	$9,523,482	$346,666	4.85%	$7,340,106	$282,584	5.13%
Interest-bearing deposits	122,141	3,089	3.38%	215,752	3,512	2.18%
Mortgage-backed and related available-for-sale securities	8,055,147	241,896	4.00%	6,557,295	185,487	3.77%
Available-for-sale investment securities	2,958,567	87,133	3.93%	1,933,368	63,092	4.35%
Investment in FHLB stock	93,488	2,459	3.51%	79,779	2,353	3.94%
Trading securities	756,926	18,146	3.20%	388,072	10,165	3.49%

Total interest-earning banking assets (2)	21,509,751	$699,389	4.34%	16,514,372	$547,193	4.41%

Non-interest-earning banking assets	479,059			857,309

Total banking assets	$21,988,810			$17,371,681

Interest-bearing banking liabilities:
Retail deposits	$11,681,921	$132,845	1.52%	$8,567,247	$204,521	3.19%
Brokered certificates of deposit	369,877	6,996	2.53%	406,260	8,405	2.77%
FHLB advances	1,002,062	33,598	4.41%	937,497	30,986	4.36%
Other borrowings	7,546,832	184,128	3.21%	6,036,669	112,856	2.47%

Total interest-bearing banking liabilities	20,600,692	$357,567	2.32%	15,947,673	$356,768	2.99%

Non-interest bearing banking liabilities	323,384			550,796

Total banking liabilities	20,924,076			16,498,469
Total banking shareholder’s equity	1,064,734			873,212

Total banking liabilities and shareholder’s equity	$21,988,810			$17,371,681

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$909,059	$341,822		$566,699	$190,425

Net interest spread			2.02%			1.42%

Net interest margin (net yield on interest-earning banking assets)			2.12%			1.54%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.41%			103.55%

Return on average: (3) (4)
Total banking assets			0.81%			0.73%

Total banking shareholder’s equity			16.83%			14.48%

Average equity to average total banking assets			4.84%			5.03%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $4.6 million for the nine months ended September 30, 2004 and $1.7 million for the nine months ended September 30, 2003.
(3)	Ratio calculations exclude discontinued operations
(4)	Ratio calculated based on standalone Bank results and not segment results.

Gain on sales of originated loans includes gains on loans made by E*TRADE Mortgage and E*TRADE Consumer Finance. As shown in the following table, gain on sales of originated loans declined during both the three and nine month periods primarily because of reductions in the volume of direct mortgage loan originations resulting from rising interest rates in 2004, contrasted with declining interest rates in 2003 (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$ Amount	%	2004	2003	$ Amount	%
Mortgage loans	$10,933	$53,095	$(42,162)	(79)%	$54,429	$169,233	$(114,804)	(68)%
Consumer loans	1,984	213	1,771	*	7,063	2,495	4,568	183%

Total	$12,917	$53,308	$(40,391)	(76)%	$61,492	$171,728	$(110,236)	(64)%

*	—Not meaningful.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans that the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$ Amount	%	2004	2003	$ Amount	%
Gain on sales of securities, net:
Gain on sales of securities	$27,364	$34,371	$(7,007)	(20)%	$63,237	$65,584	$(2,347)	(4)%
Impairment	(12,424)	—	(12,424)	*	(18,335)	(31)	(18,304)	*
Gain on hedges	—	—	—	—%	—	1,906	(1,906)	(100)%

Gain on sales of securities, net	14,940	34,371	(19,431)	(57)%	44,902	67,459	(22,557)	(33)%

Gain (loss) on sales of loans held-for-sale, net:
Gain (loss) on sales of loans held-for-sale	1,610	(4,257)	5,867	*	5,159	33,891	(28,732)	(85)%
Gain (loss) on hedges	(3,201)	4,975	(8,176)	*	(6,774)	(23,134)	16,360	71%
Loss on loan prepayments	(241)	(2,270)	2,029	89%	(1,226)	(9,242)	8,016	87%

Gain (loss) on sales of loans held-for-sale, net	(1,832)	(1,552)	(280)	(18)%	(2,841)	1,515	(4,356)	*

Total	$13,108	$32,819	$(19,711)	(60)%	$42,061	$68,974	$(26,913)	(39)%

*	—Not meaningful.

Gain on sales of securities, net decreased during the three months ended September 30, 2004, primarily because of a $24.5 million decline in the gain from sales of interest-only securities and a $12.4 million other-than-temporary impairment in the value of asset-backed, mortgage-backed and interest-only securities recognized during the three months ended September 30, 2004. These declines were partially offset by an increase of $17.5 million in the gain from sales of mortgage-backed and investment securities. During the nine months ended September 30, 2004, the Company recognized $18.3 million of other-than-temporary impairment on the fair value of securities, while a minimal impairment was recognized for the nine months ended September 30, 2003. In addition, the gains that the Company recognized from the sales of securities during the nine months ended September 30, 2004 declined $4.3 million, from the results achieved during the same period in 2003.

The gain (loss) on sales of loans held-for-sale, net during the three and nine months ended September 30, 2004, declined from the prior years’ results primarily because of a rise in interest rates, which lowered the volume of correspondent loan sales and securitizations. These results reflect the partially offsetting gains (losses)

on hedges, which the Company entered into to protect against the impact of changes in interest rates on market prices and future cash flows. The rise in interest rates in 2004 also produced a reduction in the loss that the Bank incurred from loan prepayments.

Other banking-related revenues include credit card, servicing and other banking fees imposed on deposit and transactional accounts and management fees. During the three and nine months ended September 30, 2004, portfolio management fees earned by a Bank subsidiary decreased $2.6 million and $8.0 million, respectively, from the same periods last year. The decrease during the nine month period was offset by a $2.5 million increase in credit card fees, resulting from increases in the size of the Bank’s credit card portfolio, a $3.8 million improvement in the level of servicing impairments recognized by the Bank and a $1.4 million increase in other banking and management fees.

Provision for loan losses was $9.1 million and $8.0 million for the three months ended September 30, 2004 and 2003, respectively, and was $25.7 million and $26.1 million for the nine months ended September 30, 2004 and 2003, respectively. The 14% increase in the Company’s provision for loan losses during the three months ended September 30, 2004 primarily reflects the provision for loan losses for HELOC portfolios that were acquired during the three months ended September 30, 2004.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio. Consistent with our existing policy, management believes the allowance for loan losses at September 30, 2004, is at least equal to the probable losses inherent in the Bank’s loan portfolio as of September 30, 2004, which will emerge over the next twelve months. The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held-for- investment
September 30, 2004	$29,855	0.71%	$13,039	0.21%	$42,894	0.41%
June 30, 2004	$30,299	0.71%	$10,639	0.20%	$40,938	0.43%
March 31, 2004	$31,889	0.77%	$7,862	0.19%	$39,751	0.48%
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%
September 30, 2003	$30,680	0.71%	$3,328	0.14%	$34,008	0.50%

(1)	Primarily RV, automobile, marine and credit card loans.
(2)	Primarily one-to-four family mortgage and home equity loans.

The allowance for loan losses increased $8.9 million, or 26.1% from $34.0 million at September 30, 2003 to $42.9 million at September 30, 2004, primarily due to an increase in the level of purchase loan portfolios included in the Company’s held-for-investment portfolio. Management’s estimates regarding probable losses inherent in the Bank’s real estate loan portfolio are based largely on the condition of the real estate market during the third quarter of 2004.

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

The following table presents information about our nonperforming assets (in thousands):

	September 30, 2004	December 31, 2003
Real estate loans	$11,606	$18,363
Consumer and other loans	6,304	6,231

Total nonperforming loans, net	17,910	24,594
REO and other repossessed assets, net	4,770	6,690

Total nonperforming assets, net	$22,680	$31,284

Total nonperforming assets, net, as a percentage of total bank assets	0.09%	0.15%

Total allowance for loan losses as a percentage of total nonperforming loans, net	239.50%	153.89%

During the nine months ended September 30, 2004, our nonperforming assets decreased by $8.6 million, or 28% from the $31.3 million balance at December 31, 2003, primarily due to the continued seasoning of our real estate loans. During 2004, we recognized $0.7 million of interest on nonperforming loans. If our nonperforming loans at September 30, 2004 had been performing in accordance with their terms, we would have recorded approximately $0.3 million of additional interest income during the third quarter of 2004.

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

Cash Provided by Operating Activities

Cash provided by operating activities from continuing operations was $0.9 billion for the nine months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, cash provided by operating activities increased due to higher net income, net of gain on the sale of E*TRADE Access and gains on sales of investments, changes in brokerage and banking-related assets, offset by changes in income taxes and other assets and liabilities.

Rising interest rates in 2004 led to a decline in the volume of loans originated and the associated net proceeds from loan sales during the nine months ended September 30, 2004, from the comparable period in 2003. In addition, these rising rates led to a decline in loans held-for-sale in the consolidated balance sheets during the first nine months of 2004. During the nine months ended September 30, 2004, the net proceeds from trading securities increased by $0.6 million primarily reflecting declines in trading securities, partially offset by a slightly lower decline in the proceeds from the sales, repayments and maturities of these securities.

Cash Used in Investing Activities

Cash used in investing activities from continuing operations was $4.5 billion for the nine months ended September 30, 2004 and $1.9 billion for the comparable period in 2003. Cash used in investing activities increased due to higher net purchases of mortgage-backed and investment securities, available-for-sale and a net increase in loans receivable, offset by proceeds from the sale of E*TRADE Access.

Available-for-sale mortgage-backed and investment securities increased in the consolidated balance sheets during the first nine months of 2004, primarily because of the Company’s increased investments in mortgage-backed securities of U.S. Government-sponsored enterprises.

Cash Provided by Financing Activities

Cash provided by financing activities from continuing operations was $3.4 billion for the nine months ended September 30, 2004 and $1.2 billion for the comparable period in 2003. For the nine months ended September 30, 2004, cash provided by financing activities increased due to net increases in securities sold under agreements to repurchase, advances from the Federal Home Loan Bank and other borrowed funds of $6.1 billion and issuance in June 2004 of 8.00% senior notes for net proceeds of $394 million, offset by net decreases in banking deposits of $3.6 billion, repurchases of our common stock of $120 million and principal payments on our convertible subordinated notes of $429 million. For the nine months ended September 30, 2003, cash flows from increases in banking deposits was approximately $3.1 billion primarily due to the initial sweep of funds into the SDA. Additional funds were swept in 2004, but were offset by decreases in higher-cost deposit accounts. The sources for the principal payments on our convertible subordinated notes were from the net proceeds of our issuance of the 8.00% senior notes and cash from our Board approved repurchase plan. As of September 30, 2004, our remaining authorized amount to repurchase additional shares of our common stock or repayment of additional debt, under the Board approved plan is approximately $93.9 million.

Other Sources of Liquidity

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At September 30, 2004, the Bank had additional borrowing capacity of approximately $5.9 billion. At September 30, 2004, we have financing facilities totaling $400 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There was $31.2 million outstanding as of September 30, 2004 and no amounts outstanding as of December 31, 2003. We also have multiple loans collateralized by equipment owned by us, for which $32.8 million was outstanding as of September 30, 2004. We have also financed the purchase of fixed assets under capital leases, with an outstanding balance of $0.3 million at September 30, 2004. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

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

An increase in our delinquency rate could adversely affect our results of operations

Our underwriting criteria or collection methods may not afford adequate protection against the risks inherent in the loans comprising our consumer loan portfolio. In the event of a default, the collateral value of the financed item may not cover the outstanding loan balance and costs of recovery. In the event our portfolio of consumer finance receivables experiences higher delinquencies, foreclosures, repossessions or losses than anticipated, our results of operations or financial condition could be adversely affected.

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

Certain portions of our professional business are also involved in proprietary trading, in which the firm provides capital that becomes traded by employees and others. Similar to Dempsey’s business, the proprietary trading positions of E*TRADE Professional may also incur trading losses.

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

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist and market-making community and reduced payment for order flow revenues for us. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by Dempsey.

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

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NYSE, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NYSE and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock. See Note 15 for the minimum net capital requirements for our domestic broker-dealer subsidiaries for the current reporting period.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier I Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain higher Total and Tier 1 Capital to risk-weighted assets and Tier I Capital to adjusted total assets ratios. See Note 15 for the Bank for the current reporting period.

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

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in prior periods and we may do so in the future. While we reported net income for the three and nine months ended September 30, 2004 and for the year ended 2003, we reported a net loss of $186.4 million for the year ended December 31, 2002.

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

Our corporate debt requires us to make interest payments and repay the principal at maturity and, as a result, our corporate debt levels may limit our ability to obtain additional financing.

At September 30, 2004, we had an outstanding balance of $185.2 million in convertible subordinated notes and $400.0 million in senior notes. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 29% at September 30, 2004. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through September 30, 2004, the price per share of our common stock has ranged from a high of $15.40 to a low of $3.65. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

CORPORATE OPERATIONS

Interest Rate Risk

At September 30, 2004, we had variable-rate loans outstanding of approximately $32.8 million and $17.2 million at December 31, 2003. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 100 basis points at September 30, 2004 and December 31, 2003, the interest payments would have increased by an immaterial amount.

Equity Security Price Risk

We currently hold an investment in SBI which is a Japanese yen denominated publicly traded equity security with a carrying value of $104.6 million and a gross unrealized gain of $88.2 million as of September 30, 2004. As the security’s market price and the value of the yen fluctuates, we are exposed to risk of a loss of some or all of the unrealized gains.

BROKERAGE OPERATIONS

Equity Security Price Risk

At September 30, 2004 and December 31, 2003, we held equity security inventories in both listed and OTC securities on both a long and short basis of $26.2 million long, $3.0 million short and $11.6 million long and $4.4 million short, respectively, as part of our market-making, specialist and professional trading operations. A hypothetical 10% increase or decrease in the equities market would not have a material impact on the Company’s results of operations because the absolute value of either long or short inventory is not material and changes in value of short inventory would partially offset changes in value in long inventory.

BANKING OPERATIONS

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to fluctuations in interest rates. At September 30, 2004, approximately 44% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities at September 30, 2004 and December 31, 2003. The fair value of the trading portfolio was $625 million at September 30, 2004 and $821 million at December 31, 2003.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at September 30, 2004 and December 31, 2003, because they result in negative interest rates.

The sensitivity of NPVE at September 30, 2004 and December 31, 2003 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE
	September 30, 2004		December 31, 2003		Board Limit
+300	$(57,412)	(4)%	$(278,901)	(26)%	(55)%
+200	$(12,278)	(1)%	$(175,696)	(16)%	(30)%
+100	$24,162	2%	$(76,145)	(7)%	(15)%
-100	$(164,595)	(11)%	$18,418	2%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at September 30, 2004 was characterized as “minimum.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.4 billion at September 30, 2004 and $0.3 billion at December 31, 2003 in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into IRLCs, whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL AND ADMINISTRATIVE PROCEEDINGS

The Company hereby incorporates by reference the information set forth in Part I of this report under Note 16 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2003 and 2004, the Company’s Board of Directors approved the following Repurchase Plans, as they determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for its shareholders.

2003 Repurchase Plan

On December 9, 2003, the Company’s Board of Directors approved and the Company announced, a new $100 million repurchase program (the “2003 Plan”). The 2003 Plan was open-ended and provided the flexibility to buy back common stock, retire debt or a combination of both. On April 29, 2004, the Company announced that it had completed the 2003 Plan. From December 9, 2003 through April 29, 2004, the Company’s common stock closing price ranged from $10.46 to $15.15. For the nine months ended September 30, 2004, the Company had repurchased shares, all from unrelated third parties and in the open market, as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plan
January 2004	747,000	$14.17	747,000	$89,415,010
February 2004	1,032,000	$14.07	1,032,000	$74,894,770
March 2004	1,971,000	$12.59	1,971,000	$50,079,880
April 2004	4,105,000	$12.20	4,105,000	$1,868

Total	7,855,000	$12.73	7,855,000	$1,868

2004 Repurchase Plan

On April 29, 2004, the Company announced that its Board of Directors approved a $200 million repurchase program (the “2004 Plan”). The 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. For the nine months ended September 30, 2004, the Company used $86,242,934 in cash for a partial redemption of its 6.75% convertible subordinated notes. This amount includes premiums of $2.8 million paid above the principal. The Company paid an equivalent premium percentage to all noteholders. From April 29, 2004 through September 30, 2004, the Company’s common stock closing price ranged from $9.73 to $12.27. For the nine months ended September 30, 2004, the Company repurchased shares, all from unrelated third parties and in the open market, as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
July 2004	330,000	$10.75	330,000	$110,209,425
August 2004	978,700	$10.96	978,700	$99,479,445
September 2004	462,500	$11.97	462,500	$93,945,236

Total	1,771,200	$11.19	1,771,200	$93,945,236

Exercise of warrants

During the nine months ended September 30, 2004, the Company authorized the issuance of an aggregate of 139,440 shares, of Company common stock in connection with the exercise of certain warrants to purchase shares of the Company’s common stock, which were assumed in connection with the Company’s acquisition of the Bank. These warrants were exercised for $1.82 per share of the Company’s common stock. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

10.64	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarrett Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua Levine, Robert J. Simmons and Russell S. Elmer

10.65	Code of Conduct

31.1	Rule 13a-14a/15d-14(a) Certification of Mitchell H. Caplan

31.2	Rule 13a-14a/15d-14(a) Certification of Robert J. Simmons

32.1	Section 1350 Certification of Mitchell H. Caplan and Robert J. Simmons

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004	E*TRADE Financial Corporation (Registrant)

	By:	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By:	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)