Form 10-K/A
period 2003-12-31
E TRADE FINANCIAL CORP
filed 2005-01-21
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-11921

E*TRADE Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

E*TRADE FINANCIAL CORPORATION

AMENDMENT NO. 1 TO THE ANNUAL REPORT

For the Year ended December 31, 2003

EXPLANATORY NOTE

E*TRADE Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2003, to amend its disclosures in Items 1 and 7 of its annual report on Form 10-K filed on March 11, 2004 (the “Annual Report”). The purpose of this Form 10-K/A is to address comments that the Company has received from the staff of the Securities and Exchange Commission in connection with the registration statement that it has filed on Form S-4 for the Company’s 8% Senior Notes due 2011 and certain other filings incorporated therein. Through this amendment the Company has expanded the disclosure in its Management’s Discussion and Analysis regarding its Brokerage revenues, has added a discussion of its active brokerage accounts and has included other additional information. This Amendment No. 1 on Form 10-K/A amends only Items 1 and 7 of the Annual Report. It does not affect the financial statements and footnotes or other disclosures filed in the Annual Report.

This Form 10-K/A continues to speak as of the date of the original Annual Report and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

Unless otherwise indicated, references to “the Company,” “We”, “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, the E*TRADE logo, etrade.com, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and E*TRADE FINANCIAL, are trademarks or registered trademarks of E*TRADE Financial Corporation or its subsidiaries in the United States. Some of these and other trademarks are also registered outside the United States.

PART I

ITEM 1.	BUSINESS

OVERVIEW

E*TRADE Financial Corporation offers a wide range of financial products and services under the brand “E*TRADE FINANCIAL.” We offer value to our customers by using technology to provide brokerage, banking and lending products, primarily through electronic delivery channels. We serve retail, institutional and corporate customers. We derive a majority of our revenues from our retail customers and less than half of our revenues from our institutional customers. Retail customers can move money electronically between brokerage, banking and lending accounts and have access to physical touchpoints that include E*TRADE FINANCIAL Centers in selected cities and over 15,000 E*TRADE FINANCIAL automated teller machines (“ATMs”) located throughout the United States and Canada. Institutional customers, from whom we derive a significant portion of our total revenues, enjoy access to a broad range of brokerage products and services, including cross-border trading and third party independent research. Corporate clients, from whom we derive less than 5% of our total revenues, use our employee stock plan administration and options management tools and help us attract additional retail customers.

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

Our financial results are presented as two segments, Brokerage and Banking, which have different characteristics. The Brokerage segment generates revenues primarily from commissions, principal transactions and margin lending. The Banking segment generates revenues primarily from its diversified interest-earning assets, gains on sales of loans and banking fees.

The Brokerage business has historically been, and continues to be, the primary point of introduction for the majority of our customers, and we have added Banking products and services, which complement our Brokerage business. To the extent permissible under applicable regulatory restrictions, we actively work to market Banking products and services to our Brokerage customers and vice versa. As of December 31, 2003, approximately 38% of the Bank’s customers were also Brokerage customers. During 2003, we lowered our cost of funds in the Bank by sweeping Brokerage customer money market balances into an FDIC-insured Sweep Deposit Account product, allowing the Bank to obtain lower cost of funds and provide our Brokerage customers a higher rate of return. In addition, the Bank has added higher-yielding consumer loans to its portfolio of products that we will continue to introduce to Brokerage customers. During 2003, the Brokerage segment generated 59% and the Banking segment generated 41% of the Company’s net revenues. As of December 31, 2003, we had approximately 2.8 million active Brokerage accounts and 0.6 million active Banking accounts. The Company considers a Brokerage account “active” if the account has an asset balance of at least $25 at the end of the quarter, if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Bank deposit accounts are considered “active” if the account was initially funded, remains open and is not considered abandoned or dormant under applicable Federal and State laws. Bank loan accounts are considered “active” if the Company holds the underlying obligations. Credit card accounts are considered “active” if the account has incurred a debit or credit within the prior month.

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

Our Brokerage revenues are derived from commissions, principal transactions, interest income and other Brokerage-related revenues. We earn commissions when customers execute trades. The level of a customer’s trading activity during a quarter determines the commission that will be charged per trade. In 2003, active traders, which we define as customers who execute at least 27 trades in a quarter, were offered pricing as low as $9.99 per trade. Customers with less trading activity paid commissions of $19.99 per trade. Trades by active traders represent approximately half of our retail trades and approximately one-third of our total trades. We also earn commissions on trades from professional traders, who typically generate higher trading volumes and are charged lower commissions per trade than retail customers. Principal transactions include institutional revenues, market-making revenues and net proprietary trading gains. Brokerage interest income includes interest earned on margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts. Our Brokerage interest income is offset by Brokerage interest expense, which includes interest paid to customers on credit balances and interest paid to banks and interest paid to other broker-dealers through our stock loan program. Other brokerage-related revenues include account maintenance fees, stock plan administration revenues, proprietary fund revenues, payments for order flow from outside market makers, electronic communication network (“ECN”) rebate revenues and fees for Brokerage-related services. For additional discussion of our other brokerage-related revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Analysis of Segment Revenues—Brokerage Segment Revenues”.

The key indicators that we use to measure the performance of the Brokerage business are levels of revenues from commissions, principal transactions and interest income from margin loans. Because the Brokerage business generates a significant portion of its revenues from commissions, its financial performance is dependent on the number of Daily Average Revenue Trades (“DARTs”) that it processes, which is in turn dependent on overall trading volumes in the securities markets. Revenue from principal transactions is dependent on revenues from institutional customers, market-marking revenues and profits from proprietary trading, each of which are in turn affected by fluctuations in trading volumes and volatility in the securities markets.

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

We provide institutional customers with online brokerage and financial services, as well as direct access to international exchanges through a web-based platform. The platform also offers our institutional customers real- time, online access to statements and electronic settlement capabilities. A significant part of our institutional business includes providing our customers worldwide access to research provided by third parties. Our customers select research data they consider relevant and use it to assist in reaching trading decisions. Customers may use a portion of the commissions that they generate in trading securities to pay for the research services. We use our proprietary system to track the commissions a customer has generated and the corresponding research credits awarded.

Market-Making Activities.    Market-making activities in listed and over-the-counter issues are conducted by Dempsey, a Chicago Stock Exchange specialist. A specialist is a broker-dealer authorized by an exchange to be a party through which trading on the floor of the exchange is transacted. The specialist is responsible for facilitating an underlying market, and frequently takes or is required to make, principal positions in the securities it trades. Trading gains and losses result from these activities. While a significant portion of security trades originated by E*TRADE Securities’ customers are directed to Dempsey, a large percentage of Dempsey’s trading volume comes from parties other than E*TRADE Securities. GVR, a wholly owned subsidiary of Dempsey is a market-maker in the National Market System (“Nasdaq”) and bulletin board securities. Our market-making revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker and the trading volumes of those specific stocks. The majority of our share volumes for which we make a market are bulletin board securities.

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

BANKING

We offer retail banking products and services through E*TRADE Bank (the “Bank”), an Office of Thrift Supervision (“OTS”) regulated financial institution. Our branchless structure permits us to serve customers nationwide. Besides the Bank, our Banking segment includes four subsidiaries: E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator; E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), formerly Ganis Credit Corporation, an originator of recreational vehicle (“RV”), marine and other consumer loans; E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the Banking and Brokerage segments; and E*TRADE Access, Inc. (“E*TRADE Access”), which operates an independent network of ATMs in the United States and Canada.

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

COMPETITION

The electronic financial services market, over the Internet and other alternative channels, continues to evolve rapidly and is intensely competitive. We do not expect this environment to change in the future. As we continue to diversify and expand our services beyond online financial service offerings the number of our competitors increase. We are in direct competition with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, mortgage companies and traditional “brick & mortar” retail banks and thrifts. These competitors also provide touchtone telephone, voice response and online banking services, electronic bill payment services and a host of other financial products. In addition, we compete with mutual fund companies that provide money market funds and cash management accounts. For purposes of assessing the Company’s competitive position, management tracks the number of our DARTs relative to those reported by the six major online brokers that we consider to be our principal competitors. Based on this analysis, we ranked third in the number of DARTS reported for the year ended December 31, 2003.

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

INTERNATIONAL OPERATIONS

E*TRADE Financial Corporation offers its services in international markets directly through its website www.etrade.com as well as through additional branded retail brokerage websites in Canada, Denmark, Germany, Hong Kong, Iceland, Sweden and the United Kingdom. The Company also has minority equity investments in companies that license the E*TRADE brand and operate websites in Australia, Japan and Korea. Our reported performance metrics, including DARTS, do not include operating information from these licensees. The Company’s total net U.S. revenues, which it determines based on the geographic location of the legal entity in which the revenue is earned, were $1.36 billion in 2003, $1.22 billion in 2002 and $1.17 billion in 2001, respectively. The Company’s total net non-U.S. revenues were $122 million in 2003, $102 million in 2002 and $102 million in 2001, respectively. No individual foreign country accounted for a material amount of revenues in any of 2003, 2002 or 2001.

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
One- to four-family:
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

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2003 (in thousands):

	Interest Rate Type
	Fixed	Adjustable	Total
Real estate loans:
One- to four-family	$1,345,337	$1,910,148	$3,255,485
Home equity lines of credit and second mortgage	116,027	1,395,728	1,511,755
Multi-family	—	97	97
Commercial	1,003	712	1,715
Mixed-use and land	70	—	70

Total real estate loans	1,462,437	3,306,685	4,769,122

Consumer and other loans:
Recreational vehicle	2,285,045	—	2,285,045
Automobile	1,138,858	—	1,138,858
Marine	627,847	—	627,847
Credit card	—	—	—
Lease financing	2,651	—	2,651
Other	13,225	—	13,225

Total consumer and other loans	4,067,626	—	4,067,626

Total loans	$5,530,063	$3,306,685	$8,836,748

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

	Due in
	< 1 Year	1 - 5 Years	> 5 Years	Total
Real estate loans:
One- to four-family:
Fixed-rate	$32	$3,640	$1,341,697	$1,345,369
Adjustable-rate	13	369	1,909,779	1,910,161
Home equity lines of credit and second mortgage	12	4,450	1,507,305	1,511,767
Multi-family	—	—	97	97
Commercial	10,564	1,469	246	12,279
Mixed-use and land	2	—	70	72

Total real estate loans	10,623	9,928	4,759,194	4,779,745

Consumer and other loans:
Recreational vehicle	406	26,878	2,258,167	2,285,451
Automobile	23,481	1,066,255	72,603	1,162,339
Marine	128	6,919	620,928	627,975
Credit card	113,434	—	—	113,434
Lease financing	—	2,651	—	2,651
Other	342	11,380	1,845	13,567

Total consumer and other loans	137,791	1,114,083	2,953,543	4,205,417

Total loans	$148,414	$1,124,011	$7,712,737	$8,985,162

The following table shows our loan purchase, sale and repayment activity, including loans acquired through business combinations (in thousands):

	Year Ended December 31,
	2003	2002	2001
Loans receivable—net, beginning of year	$7,365,720	$8,010,457	$5,039,602

Loan purchases and originations:
One- to four-family variable-rate	4,035,699	3,565,449	4,451,489
One- to four-family fixed-rate	10,582,799	8,921,213	6,988,688
Consumer and other loans	4,528,864	2,756,830	2,017,950

Total loan purchases and originations	19,147,362	15,243,492	13,458,127

Loans sold	(13,515,811)	(12,011,864)	(7,899,991)
Loans repurchased	1,418	—	1,189
Loans repaid	(3,885,916)	(3,948,424)	(2,653,385)

Total loans sold, repurchased and repaid	(17,400,309)	(15,960,288)	(10,552,187)
Net change in deferred discounts and loan fees	54,846	105,715	74,010
Net transfers to real estate owned and repossessed assets	(26,045)	(25,864)	(1,786)
Net change in allowance for loan losses	(10,181)	(7,792)	(7,309)

Increase (decrease) in total loans receivable	1,765,673	(644,737)	2,970,855

Loans receivable—net, end of year	$9,131,393	$7,365,720	$8,010,457

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

	Year Ended December 31,			Three Months Ended December 31, 2000	Year Ended September 30,
	2003	2002	2001		2000	1999
Allowance for loan losses, beginning of year	$27,666	$19,874	$12,565	$10,930	$7,161	$4,715

Charge-offs:
Real estate loans	(364)	(460)	(94)	(12)	(240)	(400)
Home equity lines of credit and second mortgage loans	(75)	—	(79)	—	(13)	(56)
RV loans	(20,341)	(3,456)	—	—	—	—
Automobile loans	(22,695)	(28,046)	(5,395)	—	—	—
Marine loans	(7,369)	—	—	—	—	—
Credit card loans	(919)	—	—	—	—	—
Other loans	(1,971)	—	—	—	—	(2)

Total charge-offs	(53,734)	(31,962)	(5,568)	(12)	(253)	(458)

Recoveries:
Real estate loans	223	30	29	—	19	38
Home equity lines of credit and second mortgage loans	—	—	4	—	—	79
RV loans	9,738	—	—	—	—	—
Automobile loans	8,335	10,632	669	—	—	—
Marine loans	3,806	—	—	—	—	—
Credit card loans	1	—	—	—	—	—
Other loans	541	—	—	—	—	4

Total recoveries	22,644	10,662	702	—	19	121

Net charge-offs	(31,090)	(21,300)	(4,866)	(12)	(234)	(337)
Allowance acquired through acquisitions (1)	2,748	14,428	4,699	—	—	—
Provision for loan losses	38,523	14,664	7,476	1,647	4,003	2,783

Allowance for loan losses, end of year	$37,847	$27,666	$19,874	$12,565	$10,930	$7,161

Net charge-offs to average loans outstanding	0.41%	0.28%	0.07%	0.00%	0.01%	0.03%

(1)	Acquisition of credit card portfolio in 2003, E*TRADE Consumer Finance loan portfolio in 2002 and automobile portfolio in 2001.

The following table allocates the allowance for loan losses by loan category. This allocation does not necessarily restrict the use of the allowance for loan losses to the categories shown below (dollars in thousands):

	December 31,						September 30,
	2003		2002		2001		2000		1999
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$2,360	36.23%	$3,343	46.92%	$8,716	79.06%	$10,554	99.81%	$7,055	99.67%
Home equity lines of credit and second mortgage	3,117	16.83	649	4.93	115	0.29	29	0.10	9	0.05
Multi-family	—	—	—	—	3	—	3	0.01	23	0.06
Commercial	184	0.14	201	0.19	30	0.03	336	0.06	53	0.14
Mixed-use and land	1	—	1	—	9	0.01	8	0.01	17	0.05

Total real estate loans	5,662	53.20	4,194	52.04	8,873	79.39	10,930	99.99	7,157	99.97

Consumer loans:
Recreational vehicle	11,386	25.43	9,480	18.98	—	—	—	—	—	—
Automobile	11,876	12.94	8,190	20.57	11,001	20.46	—	—	—	—
Marine	2,503	6.99	3,108	6.30	—	—	—	—	—	—
Credit card	5,583	1.26	—	—	—	—	—	—	—	—
Lease financing	493	0.03	511	0.04	—	—	—	—	—	—
Other consumer	344	0.15	2,183	2.07	—	0.15	—	0.01	4	0.03

Total consumer loans	32,185	46.80	23,472	47.96	11,001	20.61	—	0.01	4	0.03

Total allowance for loan losses	$37,847	100.00%	$27,666	100.00%	$19,874	100.00%	$10,930	100.00%	$7,161	100.00%

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

OVERVIEW

We are a global financial services company offering investment and banking products to retail, corporate and institutional customers. Because we offer and deliver our products primarily through the Internet and other electronic media, our customer base is geographically dispersed and we have a lower operating cost structure than traditional “brick and mortar” financial services companies. During the past two years, we have focused on broadening our financial product offerings to increase our customer base, improve profitability and reduce risk to the Company and our shareholders. As a result of this strategy, our Company has performed well during the recent economic downturn and has reported an increase in net income over the last two years.

Our financial results are presented as two segments, Brokerage and Banking, which have different characteristics. The Brokerage segment generates revenues primarily from commissions, principal transactions and margin lending. The Banking segment earns revenues primarily from diversified interest-earning assets, gains on sales of loans and banking fees. During 2003, the Brokerage segment generated 59% and the Banking segment generated 41% of the Company’s net revenues. The principal sources of cash that we use in our operations are commissions, fees and interest that we receive on interest-earning banking assets. In 2003, our Board of Directors determined that using a portion of our cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for the Company’s shareholders and consequently approved a $100.0 million repurchase program.

The Brokerage business has historically been, and continues to be, the primary point of introduction to the Company for the majority of our customers. The key indicators that we use to measure the performance of the Brokerage business are levels of revenues from commissions, principal transactions and interest income from margin loans. Because the Brokerage business generates a significant portion of its revenues from commissions, its financial performance is dependent on the number of Daily Average Revenue Trades (“DARTs”) that it processes, which is in turn dependent on overall trading volumes in the securities markets. Revenue from principal transactions is dependent on revenues from institutional customers, market-marking revenues and profits from proprietary trading, each of which are in turn affected by fluctuations in trading volumes and volatility in the securities markets.

Key factors in the financial performance of our Banking business include the net interest rate spread that we receive on interest-earning assets and the average balance of those assets that we hold in a given period, offset by the average rate we pay on interest-bearing liabilities and the average balance of those liabilities. Several factors affect the Banking segment’s net interest rate spread, including the volume, price, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations; and asset quality. Our average level of interest-earning assets depends on the relative volumes of our purchases and sales of mortgage-backed securities, available-for-sale securities and home equity line of credit, or HELOC, portfolios. The Banking segment’s interest expense is principally affected by our mix of interest-bearing liabilities, the interest rates we pay on these liabilities and the relative proportions of lower-cost funds such as our FDIC-insured Sweep Deposit Account product to other higher-cost funds.

The Company faces numerous challenges in the financial services industry, which is characterized by increasingly rapid change, evolving customer demands and intense competition. Some of the broader trends within the financial services industry that directly impact our business include:

•	Continued competitive pricing pressure on trading commissions within certain customer segments and on consumer loan originations;

•	Continued margin compression and low market volatility within market making;
•	Continued market uncertainty and macroeconomic factors that could result in volatility in market volumes and trading activity; and
•	Changes in interest rates and continued pressure on the spread between the interest we earn on interest-earning banking assets and that which we pay on interest-bearing banking liabilities.

We addressed these challenges with a number of initiatives in 2003. For example, we lowered our overall cost of funds at the Bank by sweeping certain Brokerage customer money market and free credit balances (cash in customer accounts which is not invested in any funds and which is reflected as brokerage payables) into an FDIC-insured Sweep Deposit Account product, which reduced our reliance on other higher-cost FDIC-insured deposit accounts and enabled us to provide our Brokerage customers a higher rate of return. We have also recently added higher-yielding consumer loans to the Bank’s portfolio of products that we will continue to introduce to Brokerage customers.

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

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

RESULTS OF OPERATIONS

Consolidated E*TRADE Financial Results

During 2003, our net income was $203.0 million compared to a net loss of $186.4 million in 2002. The significant increase in net income from 2002 to 2003 is primarily due to a charge of $293.7 million from a cumulative effect of accounting change that we recognized in 2002 as a result of our adoption of SFAS No. 142, gains that we recognized in 2003 related to our holding in E*TRADE Japan K.K. and the subsequent sales of our holding in that entity. The following sections describe the key changes and events that have affected the Company’s consolidated revenues, cost of services, operating expenses and non-operating income from 2002 to 2003.

Net Revenues and Operating Income

Net revenues (revenues net of brokerage and banking interest expense and provision for loan losses) increased in 2003 to $1.5 billion compared to $1.3 billion in 2002, and operating income decreased in 2003 to $206 million from $256 million in 2002. The year-over-year increase in net revenues was primarily due to increased commissions in the Brokerage segment that resulted from increases in trading activity, an increase in gain on sales of originated loans that stemmed from high levels of mortgage origination and refinancing activity in the Banking segment and decreased interest expense in the Banking segment that resulted from lower interest rates. The decrease in operating income in 2003 was primarily a result of significant facility restructuring and exit charges we took in 2003 in connection with a new restructuring plan.

During the first three quarters of 2003, the Banking segment generated greater operating income than the Brokerage segment as low interest rates spurred high volumes of new mortgage origination. In the fourth quarter of 2003, however, the Brokerage segment generated more operating income than the Banking segment due to a combination of increased trading activity in the equity markets, especially by retail investors, and a dramatic decline in refinancing and new mortgage originations. Trading volumes increased in the second, third and fourth quarters of 2003, with the strongest growth in our U.S. retail market. If trading activity continues at strong levels, we expect the Brokerage segment to continue to generate more operating income than the Banking segment in 2004. Increased market activity generally leads to higher trading volumes at the Brokerage segment, while reductions in loan prepayments and our cost of funds contribute to increases in our net interest spread in the Banking segment. In total, the Brokerage segment reported $879.1 million of net revenues in 2003, compared to $862.2 million in 2002 and $911.4 million in 2001. The Banking segment reported $604.6 million of net revenues in 2003, compared to $463.7 million in 2002 and $363.9 million in 2001.

Cost of Services and Operating Expenses

In each of 2003 and 2002, the Company implemented a number of initiatives to restructure and streamline its operations to improve our overall efficiency. Cost of services, which represents the compensation, transaction, infrastructure and overhead costs that we incur to provide service to our customers, increased to $618.4 million in 2003 from $567.2 million in 2002 and $595.6 million in 2001. The increase in 2003 is largely attributable to the cost associated with offering new products and services, including the cost of service associated with the operations of E*TRADE Consumer Finance of $19.8 million, which we purchased in December 2002. However, cost of services, as a percentage of net revenue, decreased to 42% in 2003 from 43% in 2002 and 47% in 2001. The decrease in cost of services as a percentage of net revenue was caused primarily by efficiencies of scale in the brokerage business. E*TRADE Professional was acquired in June 2002 and the operations added $26.2 million in cost of services in 2003 compared to 2002. Other brokerage businesses experienced a reduction in cost of services despite a significant increase in customer trading activity.

General and administrative expense, which consists principally of compensation and overhead for executive and administrative personnel and other corporate costs, increased 21% from $210.6 million in 2002 to $255.7 million in 2003. The increase in 2003 was caused primarily by an increase in employee bonus of $28.5 million. Of this increase, $10.1 million was attributable to employee bonuses for the Company’s chief executive officer and certain other executive officers, the total bonuses for which were $14.1 million in 2003 and $4.0 million in 2002, respectively. In addition, the increase in general and administrative expenses also reflects litigation settlement accruals of $14.3 million and costs of $11.5 million from the operations of E*TRADE Consumer Finance, which we acquired in December 2002, and $5.0 million from the operations of E*TRADE Professional, which we acquired in June 2002.

Selling and marketing reflects expenditures for advertising campaigns, independent research provided to our institutional customers and fees paid by our market makers to outside broker-dealers for orders received for execution. Selling and marketing expenses decreased 15% from $203.6 million in 2002 to $173.1 million in 2003 primarily due to the end of a significant rebranding campaign, which included sponsorship of the 2002 Superbowl. This decrease was part of a broader trend in which the Company has reduced its selling and marketing expenses from $521.5 million in 2000 and $253.4 million in 2001, principally as a result of reduced spending on the same rebranding campaign that ended in 2003 and the declines in market activity that began in 2000. In 2003, the Company also realized savings from the closure of E*TRADE FINANCIAL Centers and Zones, which were part of our 2003 restructuring plan. In 2003, independent research accounted for approximately $45.6 million of the Company’s sales and marketing expense. We expect to increase brokerage-related advertising spending in 2004 in an effort to acquire additional customers and increase volume in a rising equity market environment.

Facility restructuring and other exit charges, which reflect expenses associated with facility consolidation, exit or write-off of unprofitable product lines and early termination of contracts, were $134.6 million in 2003, $16.5 million in 2002 and $202.8 million in 2001. The charges for 2003 resulted from the 2003 restructuring plan of $113.0 million, recognition of additional facility restructuring expense of $16.4 million, resulting from updated estimates of sublease income and a delay in sublease start dates anticipated in our 2001 restructuring plan and $5.2 million related to other exit activity. Of the 2003 expense of $134.6 million, $55.0 million was a facility consolidation charge primarily relating to the Company’s decision to exit the E*TRADE Financial Center in New York and to consolidate facilities in Menlo Park and Rancho Cordova, California. The E*TRADE FINANCIAL Center in New York, encompassing approximately 31,000 square feet, was used by customers to access the Company’s products and services and served as a introduction point for new customers to the Company’s products and services. The California facilities were used for corporate and administrative functions and were exited as the Company consolidated employees into nearby offices and redeployed certain functions to its offices in Virginia. The balance of the 2003 expense related to the exit of or write-off of unprofitable product lines, including our Stock Basket product and our eAdvisor online advisory services, and the early termination of certain contracts, primarily the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. In part because they were unprofitable, the Company terminated its revenue sharing agreements associated with its Zones in Target stores and focus on other methods of reaching its current and potential customers. In 2001, we announced a restructuring plan aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. This restructuring resulted in a charge of $202.8 million in 2001. The charge also included a write-off of leasehold improvements and furniture and fixtures totaling $38.6 million for 2001. In 2001, we also recorded a non-cash charge of $52.5 million related to the write-off of capitalized software and hardware, related to certain technology projects and other fixed assets, which are no longer used.

Non-Operating Income (Expense)

Corporate interest expense primarily reflects the interest expense resulting from the issuance of $325 million of 6.75% convertible subordinated notes in 2001 and $650 million of 6% convertible subordinated notes in 2000. Corporate interest expense was $45.6 million in 2003, $47.7 million in 2002 and $52.9 million in 2001. At December 31, 2003, we had $695 million of convertible subordinated notes outstanding. We have retired $280 million of our convertible subordinated notes through share and cash exchanges since 2001.

Gain (loss) on investments was a gain of $147.5 million for 2003 and a loss of $18.5 million for 2002. The gain in 2003 was primarily due to a change in accounting treatment for our holding in E*TRADE Japan K.K., as well as subsequent sales of these holdings. On June 2, 2003, E*TRADE Japan K.K. merged with SBI. Upon closing of the merger, we owned 19.8% of SBI and determined that we no longer exercised significant influence or control over SBI to account for our ownership under the equity method and, therefore, began to account for our investment in SBI at fair value as an available-for-sale investment security. We recognized a $29.5 million gain on investment based on the fair value of the SBI shares received in excess of our book value on the June 2, 2003 exchange date. During 2003, we sold shares of SBI resulting in a gain of $122.2 million. At December 31, 2003, we owned 9.07% of SBI and the fair value of our investment in SBI was $216.8 million, with a gross unrealized gain of $178.4 million. We also recorded other-than-temporary impairment charges related to investments in privately held companies accounted for under the cost method of $8.0 million for 2003 and $12.5 million for 2002.

Income Tax Expense (Benefit)

Income tax expense (benefit) represents the expense for worldwide income taxes at an effective tax rate of 36.2% for 2003 and 43.9% for 2002. The rate for 2003 reflects a decrease in tax expense due to the reversal of valuation allowance resulting from the realization of capital gains on our shares of SBI; offset by a tax expense increase due to valuation allowances for operating losses in foreign jurisdictions, and valuation allowances on deferred tax assets related to investments and joint ventures. The rate for 2002 reflects a decrease in taxes due to reversal of foreign loss valuation allowances as operations in certain jurisdictions became profitable, an increase in taxes due to valuation allowance for losses in certain foreign jurisdictions and capital losses for which no benefit was recognized.

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

Analysis of Segment Revenues

Brokerage Segment Revenues

During 2003, our Brokerage segment generated 59% of the Company’s net revenues, and our net brokerage revenues increased 2% to $879.1 million in 2003 from $862.2 million in 2002. The following table sets forth the components of both gross and net revenues for our Brokerage segment and percentage change information for the periods indicated, after intercompany eliminations (dollars in thousands):

	Year Ended December 31,			Percentage Change
				2003 Versus 2002	2002 Versus 2001
	2003	2002	2001
Brokerage revenues:
Commissions	$337,468	$294,791	$377,704	14%	(22)%
Principal transactions	229,846	223,531	157,949	3%	42%
Other brokerage-related	177,682	174,263	156,690	2%	11%
Brokerage interest income	144,379	182,103	305,581	(21)%	(40)%
Brokerage interest expense	(10,305)	(12,515)	(86,489)	(18)%	(86)%

Net brokerage revenues	$879,070	$862,173	$911,435	2%	(5)%

The following table presents additional indicators that we consider important in measuring the performance of our Brokerage segment and explaining the results of our Brokerage operations:

				Percentage Change
	December 31,			2003 Versus 2002	2002 Versus 2001
	2003	2002	2001
Total brokerage revenue trades (1)	29,814,930	21,866,047	21,942,944	36%	—%
Brokerage daily average revenue trades (“DARTs”) (1)	119,260	87,464	89,018	36%	(2)%
Average commission per revenue trade	$11.32	$13.48	$17.21	(16)%	(22)%
Active retail brokerage accounts (2)	2,848,625	3,690,916	3,511,941	(23)%	5%
Average (dollars in millions):
Customer margin balances	$1,225	$1,250	$2,092	(2)%	(40)%
Customer money market fund balances	$7,536	$7,743	$8,525	(3)%	(9)%
Stock borrow balances	$366	$317	$1,270	15%	(75)%
Stock loan balances	$675	$441	$1,761	53%	(75)%
Customer credit balances	$2,134	$1,471	$1,568	45%	(6)%

(1)	Total brokerage revenue trades and DARTs include domestic, international and professional revenue trades. DARTs differ from daily average transactions, which we have reported in the past, in that transactions include both revenue and non-revenue executions, while excluding professional and other commission-based revenue trades. We believe DARTs offer a more comparable commission per trade measure.

(2)	Effective June 30, 2003, the Company changed its definition for active retail brokerage accounts. Following this change, and at December 31, 2003, retail brokerage accounts are considered active if the account has an asset balance of at least $25 at the end of the quarter, if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Active retail brokerage accounts were reduced by 980,677 accounts in 2003 as a result of our change in definition. A customer may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts. At December 31, 2002 and 2001 a brokerage account was considered active if it had a positive balance, if a trade has been made in the account in the past six months or if the account had been opened in connection with a corporate employee stock benefit program. The number of active retail brokerage accounts at December 31, 2002 and 2001 has not been restated to reflect the change in definition.

The principal cause of the 2003 increase in our net brokerage revenues was an increase in commissions, which we earn when customers execute trades and which constitute the largest portion of our brokerage revenues. This increase in commissions was offset by a decrease in net brokerage interest income that resulted primarily from a reduction in the average interest rate earned on margin loans and a reduction in interest income from third-party money market funds that we offer to our customers.

The primary factors that affect our commissions are DARTs, or brokerage revenue trade volume, average commission per brokerage revenue trade and trade mix. We use the term “trade mix” to refer to the relative proportions of equity, option, fixed income and mutual fund trades. Because each trade type has a different commission per trade, changes in the relative proportions of different types of trades impact our revenues. Our commissions revenues do not include revenues from our brokerage institutional customers.

•	DARTs increased in both 2002 and 2003 from the comparable prior periods as a result of a resurgence in market activity, which rose from the relatively low levels reached in 2000 and 2001 as a result of an industry-wide drop in trading activity. We believe our recently implemented active trader program also encouraged more trading by customers in 2003. The active trader program offers a simplified $9.99 flat commission rate program for customers who execute at least 27 trades in a quarter. Customers who do not execute at least 27 trades in a quarter are generally charged $19.99 per trade plus a $3.00 order handling fee.

•	Average commission per brokerage revenue trade decreased from $13.48 to $11.32 per trade from 2002 to 2003. The overall decline in average commission per brokerage revenue trade came from increased volume from professional traders, reductions in the pricing offered to active traders, whose trades represented approximately half of retail trades and approximately one-third of total trades, and a reduction in commission per brokerage revenue trade from our international trading. Increased trading by professional traders, which reduces our average commission per brokerage revenue trade because professional traders are generally charged lower commissions than retail customers, contributed $1.65 of this decline. Because professional traders generate higher trading volumes than other retail customers, the acquisition of E*TRADE Professional in June 2002 added $6.9 million to our commission revenues from 2002 to 2003 at the same time as it reduced our average commissions. Reductions in the pricing offered to retail traders also contributed $0.43 of the $2.16 drop in average commission per brokerage revenue trade. Finally, the drop in average commission per brokerage revenue trade from our international operations contributed the remaining $0.08.

•	Changes in trade mix for the periods presented above were primarily due to the resurgence in equity trades, with a lower average commission per brokerage revenue trade, while maintaining our previous volume levels of option, fixed income and mutual fund trades.

Principal transactions include revenues from institutional customers, market-making revenues and certain net gains on proprietary trading. The Company provides institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates. Our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities. In 2003, institutional revenues were approximately $128 million, market-making revenues were approximately $83 million and net gains on proprietary trading were approximately $19 million. The increase in principal transactions revenue is due to increased proprietary trading and a resurgence in institutional and market-making activities. Proprietary trading revenues increased approximately $11.7 million due to our acquisition of E*TRADE Professional in 2002. Institutional revenues increased $3.3 million primarily due to our December 2002 acquisition of Engleman. Although overall volumes of equity shares traded were nearly 50% higher in 2003 than in 2002, our market-making revenues decreased by $8.7 million as trading in bulletin board stock comprised a larger portion of the mix of securities in which we make a market. The increase in 2002 was due to the impact of a full year in 2002 of market-making revenue from Dempsey.

The components of our other Brokerage-related revenues were as follows (dollars in thousands):

				Percentage
	Year Ended December 31,			2003 Versus 2002	2002 Versus 2001
	2003	2002	2001
Other Brokerage-related revenues.
Account maintenance fees	$55,757	$66,394	$38,721	(16)%	71%
Stock plan administration services	24,401	25,530	20,465	(4)%	25%
Proprietary fund revenues	18,158	9,222	1,592	97%	479%
Payments for order flow	11,356	22,074	52,683	(49)%	(58)%
ECN rebate fees	12,475	6,966	—	79%	—
Other brokerage-related revenues	55,535	44,077	43,229	26%	2%

Total other brokerage-related revenues	$177,682	$174,263	$156,690	2%	11%

Account maintenance fees are charged to customers’ accounts when they fall below specified balance and/or activity levels. Stock plan administration revenues result from our providing corporate customers with full-service assistance and software to manage their employee stock benefit plans.

The increases in other brokerage-related revenues from 2001 to 2003 are primarily due to increases in ECN rebate fees, following the acquisition of E*TRADE Professional in June 2002, proprietary fund revenues (in lieu of interest, which was previously recorded in brokerage interest income) received from the Bank as the Company began managing customer assets in October 2002 that had previously been managed by a third party, offset by decreases in payments for order flow and account maintenance fees. The decrease in payments for order flow was due to our acquisition of Dempsey and certain other market factors. The decrease in account maintenance fees was primarily due to a decrease in the number of accounts that are charged such fees because of low asset balances or activity rate and an increase in the number of accounts that, because of their balance or activity, are not charged such fees. The 2002 increase also includes a $6.0 million gain on the sale of the Company’s shares in the Toronto Stock Exchange.

Our brokerage interest income primarily depends on interest rates and the dollar volume of assets upon which we earn interest. As interest rates fluctuate, so does the average rate that we earn on these assets. Brokerage interest income refers to interest income earned on brokerage accounts and includes interest earned on margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts. The decreases in brokerage interest income from 2001 to 2003 were due to lower interest rates earned on margin loans, reductions in average margin balances and reductions in stock borrow balances. We also saw a reduction in interest income beginning in October 2002 as we began to replace third-party money market funds offered to our customers with our own money market funds, which resulted in income that was previously recognized as interest income being partially replaced with fee income from our management of these funds. Similarly, a portion of the reduction in interest income in 2003 is attributable to our SDA Program, which generally has the effect of reducing our brokerage interest income, increasing our other brokerage-related revenues, increasing the net interest spread in our Banking segment and increasing our overall profitability. The decrease in 2002 was due to the general market decline, which reduced both the value of net assets held by investors and the value of borrowings on margin by our customers.

Brokerage interest expense includes interest paid to customers on credit balances, interest paid to banks and interest paid to other broker-dealers through a brokerage subsidiary’s stock loan program. Although we pay interest on most customer credit balances, we do not pay interest on credit balances that result from short sales. We include brokerage interest expense in net brokerage revenues because it offsets gross brokerage interest income in the computation of net revenues. As with interest income, the key determinants of interest expense are interest rates and the size of the balances upon which we are required to pay interest. The decrease from 2002 to 2003 was due to an overall decrease in interest rates, partially offset by an increase in average stock loan balances. The decrease from 2001 to 2002 was also due to an overall decrease in interest rates and reduced margin borrowings.

Banking Segment Revenues

During 2003 our Banking segment generated 41% of the Company’s net revenues, and net banking revenues increased 30% to $604.6 million from $463.7 million in 2002. Our increased Banking revenues have resulted largely from increases in gain on sales of originated loans stemming from high levels of mortgage origination and refinancing activity in the Banking segment and from decreased interest expense as a result of low interest rates. We believe that if interest rates begin to rise, our revenues from mortgage origination will likely decline. In addition, as interest rates rise, we may incur higher banking interest expense, although we believe that some of this increase will be mitigated by a reduction in our overall average cost of funds as a result of our SDA Program. The components of our Banking segment’s net revenues and percentage change information, after intercompany eliminations, were as follows (dollars in thousands):

				Percentage Change
	Year Ended December 31,			2003 Versus 2002	2002 Versus 2001
	2003	2002	2001
Banking revenues:
Gain on sales of originated loans	$192,467	$128,506	$95,478	50%	35%
Gain on sales of loans held-for-sale and securities, net	97,261	80,256	70,104	21%	14%
Other banking-related	80,730	50,665	38,587	59%	31%
Banking interest income	748,527	767,587	859,042	(2)%	(11)%
Banking interest expense	(475,824)	(548,659)	(691,806)	(13)%	(21)%
Provision for loan losses	(38,523)	(14,664)	(7,476)	*	*

Net banking revenues	$604,638	$463,691	$363,929	30%	27%

*	Percentage change not meaningful

At December 31, 2003, 2002 and 2001, active banking accounts were 638,345, 511,298 and 490,913 respectively. The Company considers Bank deposit accounts “active” if the account was initially funded, remains open and is not considered abandoned or dormant under applicable Federal and State laws. Bank loan accounts are considered “active” if the Company holds the underlying obligations. Credit card accounts are considered “active” if the account has incurred a debit or credit within the prior month. A customer may have separate or multiple accounts for each relationship they maintain with us, including separate or multiple brokerage and banking accounts. Each individual account is included as a separate account; however, if a brokerage customer merely has a balance swept to the Bank under the SDA Program, the account is not considered a separate banking account. The increases in active banking accounts from 2001 are due to overall increases in banking accounts including the addition of credit card accounts.

The principal causes of our 2003 increase in net banking revenues were a $72.8 million decrease in banking interest expense and a $64.0 million increase in gain on sales of originated loans, which we generate when we lend money and subsequently sell the associated loan. Gain on sales of originated loans reflects both mortgages made by E*TRADE Mortgage, which resulted in $187.7 million in gains in 2003, and consumer loans made by E*TRADE Consumer Finance, which for 2003 include $4.8 million of gains on sales of RV and marine loans. The growth in sales of originated loans that we experienced in 2003 was primarily attributable to historically low interest rates that spurred a significant increase in mortgage originations. Because interest rates are expected eventually to increase from these levels, our gain on sales of originated loans is likely to decrease in the future relative to what we experienced in 2003. As the Bank continues to diversify its asset portfolio through purchases and originations of higher-yielding asset classes such as automobile, marine and recreational vehicle loans and credit card portfolios, we will be managing assets that carry a higher risk of default than our mortgage portfolio, which may lead to increases in charge-offs and fluctuations in revenue.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities for the periods indicated (dollars in thousands):

				Percentage Change
	Year Ended December 31,			2003 Versus 2002	2002 Versus 2001
	2003	2002	2001
Gain on sales of loans held-for-sale, net	$186	$26,104	$24,306	(99)%	7%
Gain on sales of securities, net	97,075	54,152	45,798	79%	18%

Total	$97,261	$80,256	$70,104	21%	14%

Gain on sales of loans held-for-sale, net decreased in 2003 primarily because of a $25.7 million decline in the volume of correspondent loan sales and securitizations, which in turn stemmed from an intentional reduction in our sales of loans due to market conditions. The increase in gain on sales of securities, net in 2003 was primarily due to a $67.7 million increase associated with interest-only securities, including a $34.6 million gain on sales of interest-only securities (net of associated impairment in 2003), contrasted with a $32.9 million loss on such securities in 2002. The increase in 2003 was partially offset by a $31.4 million decline in the gain from the sales of mortgage-backed securities and trading accounts from 2002 levels. A significant portion of our gain on sales of securities in 2003 was due to a decline in interest rates to historically low levels and, as a result, this gain is likely to decrease in the future relative to what we experienced in 2003. As a result of declining interest rates in 2003 and 2002, the Company recognized loan prepayment losses of $10.0 million in 2003 and $7.0 million in 2003 and a loan prepayment gain of $0.1 million in 2001.

Other banking-related revenues stem from a variety of sources, and in 2003 included $45.8 million of ATM transaction fees, $17.8 million in management fees earned from proprietary mutual funds, $8.2 million of servicing and other banking fees imposed on deposit and transactional accounts and $3.1 million of credit card fees. The $17.8 million in management fees comprised approximately 59% of the 2003 increase and resulted from our management of customer assets in proprietary mutual funds that previously had been managed by third parties. The Company does not expect further shifting of customer assets into proprietary mutual funds in 2004 and, accordingly, expects the fees it earns from managing these funds to remain stable during that period. ATM and credit card fees also increased $6.1 million and $3.1 million, respectively, reflecting the purchases of XtraCash ATMs and a credit card portfolio in 2003. Finally, 2003 results include $4.5 million of fees that E*TRADE Consumer Finance received for providing management services to Thor Credit Corporation, a joint venture of which 50% was acquired in December 2002 as part of the E*TRADE Consumer Finance acquisition.

Banking interest income is received by the Bank from interest-earning assets (primarily loans receivable and mortgage-backed securities). Several factors affect interest income, including: the volume, pricing, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate fluctuations and asset quality. The 2003 decrease reflects a lower average yield on the Company’s interest-earning assets due to the decline in market interest rates, which was partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets such as consumer loans. Average interest-earning banking assets increased 25% from 2002 to 2003, offsetting the decrease in average yield on interest-earning banking assets to 4.37% in 2003 from 5.60% in 2002. Banking interest expense is incurred through interest-bearing banking liabilities that include customer deposits, advances from the FHLB and other borrowings. The decrease in banking interest expense in 2003 reflects a lower average cost of borrowings that resulted from the decline in market interest rates to historic lows, which we do not expect to continue in 2004. This decrease was partially offset by an increase in average interest-bearing banking liability balances, which increased 25% from 2002 to 2003. Our average cost of borrowings decreased to 2.87% in 2003 from 4.14% in 2002. In 2004, we expect to sweep additional funds under our SDA Program and thereby increase the average SDA balance, which we expect will in turn reduce our average cost of funds.

Net interest spread is the difference between the weighted-average yield earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities. Net interest spread increased to

1.50% in 2003 from 1.46% in 2002. The increase in 2003 reflects, among other things, the effect of our SDA Program and several other initiatives that we put in place to lower our cost of funds by shifting the structure of our deposits from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposit. These initiatives helped to widen our net interest spread, which has had and which we expect will continue to have a positive impact on the Banking segment’s revenues and income, even in a rising interest rate environment. We expect this positive impact to continue as additional assets receive the benefit of these initiatives, notwithstanding the expected increase in interest rates from their recent historic lows. In 2003, however, this widening was partially offset by continued pressure on asset yields from increased prepayment and sale activity with respect to our mortgage products, which was primarily a result of the decline in market interest rates.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio. The provision for loan losses reflects the Company’s estimate of loan losses that occurred in the current period and adjustments to prior period estimates. We increased our provision for loan losses in 2003 to reflect changes in the size, composition and seasoning of the loans that the Bank holds. Specifically, provision for loan losses increased by 163% to $38.5 million in 2003 from $14.7 million in 2002. This increase was required by the Bank’s diversification into new lines of lending, including recreational vehicle and marine lending businesses that we acquired through E*TRADE Consumer Finance, as well as by the acquisition of credit card receivables during the second and third quarters of 2003.

The following table presents the Company’s allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for-investment	Allowance	Allowances as % of real estate loans held-for-investment	Allowance	Allowances as % of total loans held-for-investment
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%
December 31, 2002	$23,472	0.68%	$4,194	0.21%	$27,666	0.50%

(1)	Primarily RV, automobile, marine and credit card loans.
(2)	Primarily one-to-four family mortgage loans and home equity lines of credit.

The Company’s allowance for consumer loans consist primarily of loans secured by automobiles, recreational vehicles and marine assets which generally have higher delinquencies and charge-offs than mortgages. During 2003, the Bank purchased and originated $4.5 billion of consumer loans, including the acquisition of $1.2 billion of existing portfolios of automobile, credit card and home equity loans through the secondary market. This increase led to a corresponding net increase in the allowance for loan losses during the year ended December 31, 2003, which was partially offset by a $2.0 million reduction in the allowance for loan losses related to our sale of substantially all of our keyboard loans during the third quarter of 2003. As a result, our allowance for loan losses allocated to consumer loans rose from $23.5 million at December 31, 2002 to $32.2 million at December 31, 2003.

The increase in the allowance for loan losses allocated to real estate loans at December 31, 2003 was due in part to the increase in the balance of real estate loans held-for-investment during 2003. This increase was partially offset by an improvement in management’s outlook for the level of losses within the real estate portfolio, which in turn was a result of an improvement in general economic conditions. The net result of these effects was an increase in our allowance for loan losses allocated to real estate and home equity loans from $4.2 million at December 31, 2002, to $5.7 million at December 31, 2003.

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

Cash Provided by Operating Activities

The following table reconciles our net income (loss) to cash provided by (used in) operating activities and quantifies the items that had a significant impact on our operating cash position for the periods indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$203,027	$(186,405)	$(241,532)
Selected non-cash charges:
Depreciation, amortization and discount accretion	443,746	325,980	179,126
Non-cash restructuring costs and other exit charges	70,811	11,880	96,793
Cumulative effect of accounting change	—	293,669	—
Net effect of changes in brokerage-related assets and liabilities	(103,595)	102,996	325,369
Net loans held-for-sale activity	710,378	2,533,052	(604,899)
Net trading securities activity	(454,905)	(354,565)	128,705
Other assets	75,329	(325,223)	48,503
Total other net activity	(257,442)	(175,183)	(157,583)

Net cash provided by (used in) operating activities	$687,349	$2,226,201	$(225,518)

During 2003, cash provided from operating activities decreased primarily due to decreased gains from loans held-for-sale and increased losses from trading activities. Offsetting these decreases were sales of our shares in SBI, which generated approximately $122.2 million in gains.

During 2002, cash provided from operating activities increased from 2001 primarily due to an increase in loans held-for-sale activity. This increase resulted from the decision to reclassify $2.7 billion in loans held-for-investment to loans held-for-sale and the subsequent sale of these loans to fund the purchase of a more diverse portfolio of loans, including consumer loans, and the acquisition of E*TRADE Consumer Finance. We used the cash generated from the sale of these loans and an additional $3.3 billion that we raised through financing activities to pay for a series of investments in our business, which included net purchases of mortgage-backed and investment securities totaling $3.5 billion and the purchase of E*TRADE Consumer Finance for $1.9 billion.

Equity and Debt Offerings and Retirements

Over the past three years, we have used $282.6 million in cash to repurchase and retire 52.7 million shares of our common stock. During this period, we also used $15.3 million in cash and issued 25.7 million shares of our common stock to retire an aggregate of $279.7 million principal balance of our convertible subordinated notes.

In 2003, our Board of Directors determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for the Company’s shareholders and, accordingly, approved a $100.0 million repurchase program. The open-ended plan provides the flexibility to buy back common stock and retire debt or a combination of both. At December 31, 2003, no common stock had been repurchased, and no debt had been retired under the plan. As of February 27, 2004, the Company had not retired any debt, but had repurchased 1.8 million shares for an aggregate amount of $25.1 million under this plan.

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

In 2000 and 2001, we completed private offerings of $975.0 million aggregate principal amount of convertible subordinated notes due in February 2007 and May 2008. The notes are convertible, at the option of the holder, into approximately 45.4 million shares of our common stock at conversion prices ranging from $10.925 to $23.60 per share. The notes bear interest at 6.00% and 6.75%, payable semiannually, and are non- callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption event. The net proceeds from these debt offerings were used to repurchase common shares, to pay the outstanding balance on a $150.0 million line of credit and to fund merger and acquisition activity during 2001, and for general corporate purposes, including capital expenditures and to meet working capital needs.

In 2002, we retired $64.9 million of the 6.00% notes in exchange for 6.5 million shares of our common stock. In 2001, we retired $214.8 million of these notes in exchange for 19.2 million shares of our common stock and $15.3 million in cash.

We are not subject to any restrictive covenants in connection with our convertible subordinated notes or other debt obligations.

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

In our banking operations, we seek to maintain a stable funding source for future periods in part by attracting core deposit accounts, which are accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts, transactional accounts (such as checking accounts) and accounts that maintain a relatively high balance provide a relatively stable source of funding. In 2003, we began sweeping Brokerage customer money market fund balances to the Bank. At December 31, 2003, our average retail banking deposit account balance was approximately $21,877 and our banking customers maintained an average of 1.56 accounts. Savings and transactional deposits increased from $4.3 billion at December 31, 2002 to $9.0 billion at December 31, 2003, an increase of 110%. Retail certificates of deposit decreased from $3.7 billion at December 31, 2002 to $3.2 billion at December 31, 2003, or 13%. Brokered certificates of deposit decreased from $0.4 billion at December 31, 2002 to $0.3 billion at December 31, 2003, or 27%.

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

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Due in
	2004	2005	2006	2007	2008	Thereafter	Total
General obligations:
Convertible subordinated notes(1)	$44,157	$44,157	$44,157	$403,377	$335,969	$—	$871,817
Operating lease payments	26,823	22,446	21,802	20,581	19,951	46,929	158,532
Purchase commitments(2)	25,500	—	—	—	—	—	25,500
Venture capital funding commitments(3)	11,970	10,000	10,000	6,755	—	—	38,725
Facilities offered for sublease, less estimated future sublease income(4)	11,999	8,390	5,033	4,945	4,444	6,467	41,278
Capital lease payments	774	163	—	—	—	—	937
Other commitments(5)	1,500	680	—	—	—	—	2,180

Total general obligations	122,723	85,836	80,992	435,658	360,364	53,396	1,138,969

Banking obligations:
Mandatorily redeemable preferred securities(1)	11,757	11,891	11,891	11,891	11,891	266,539	325,860
Certificates of deposit(6)(7)	2,501,404	825,041	269,042	193,793	99,029	14,631	3,902,940
Other borrowings by bank subsidiary(7)	5,855,939	321,588	107,423	52,612	—	201,665	6,539,227
Loan commitments:
Originate loans(8)	767,962	—	—	—	—	—	767,962
Purchase loans	236,656	—	—	—	—	—	236,656
Sell mortgages	(303,711)	—	—	—	—	—	(303,711)
Security commitments:
Purchase securities	2,054,016	—	—	—	—	—	2,054,016
Sell securities	(3,013,853)	—	—	—	—	—	(3,013,853)

Total banking obligations	8,110,170	1,158,520	388,356	258,296	110,920	482,835	10,509,097

Total contractual obligations	$8,232,893	$1,244,356	$469,348	$693,954	$471,284	$536,231	$11,648,066

(1)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(2)	Commitments to purchase property and equipment.
(3)	Estimated based on investment plans of the venture capital funds.
(4)	Included in the facilities restructuring accrual.
(5)	Remaining payments for our acquisition of Trading Relationships.
(6)	Does not include demand deposit, money market or passbook savings accounts, as there are no maturities and/or scheduled contractual payments.
(7)	Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2003. Interest rates were assumed to remain flat over the life of all adjustable rate instruments.
(8)	Contains optional commitment to originate.

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

(a) The following documents were filed as part of the original Annual Report:

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

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Acquisition and Reorganization at May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467).

2.2	Merger Agreement made at June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage Services (U.S.) Inc. and Fairvest Securities Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

2.3	Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated at August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001).

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003)

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

3.3	Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000)

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001).

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Provisions attaching to the Exchangeable Shares of EGI Canada Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

4.4	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.5	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.6	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102).

4.7	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001).

Exhibit Number	Description
10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.4	Amended 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503.)

10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Financial Corporation, dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.17	Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

Exhibit Number	Description
10.18	Supplement No. 1 to Shareholders Agreement dated at April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.19	Shareholders Agreement Supplement and Amendment dated at June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000.)

10.21	Consulting Agreement between the Registrant and George Hayter dated at June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Financial Corporation and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).

10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Financial Corporation to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).

10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998).

10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998).

10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement. (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).

10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000).

10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000).

10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000).

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2001).

Exhibit Number	Description
10.44	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001).

10.45	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001).

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001).

10.47	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001).

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001).

10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001).

10.50	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001).

10.51	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001).

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).

10.53	Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002).

10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua Levine, as individuals. (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002).

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002).

10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos. (Incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 27, 2003).

10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan. (Incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K filed March 27, 2003).

Exhibit Number	Description
10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Josh Levine and R. Jarrett Lilien. (Incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K filed March 27, 2003).

10.60	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 8, 2003).

10.61	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2003).
10.62	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States. (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 7, 2003).

*10.63	Settlement Agreement dated as of December 10, 2003, between E*TRADE Financial Corporation and its subsidiaries and affiliates and Christos M. Cotsakos.

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Auditors.

**31.1	Certification of Mitchell H. Caplan under Item 307 of Regulation S-K

**31.2	Certification of Robert J. Simmons under Item 307 of Regulation S-K

**32.1	Certification of Mitchell H. Caplan and Robert J. Simmons under Section 906 of Sarbanes-Oxley Act

*	Filed with the Company’s original Annual Report on March 11, 2004
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 21, 2005

E*TRADE FINANCIAL CORPORATION

By:	/S/ ROBERT J. SIMMONS
Robert J. Simmons
Chief Financial Officer