Form 10-K
period 2004-12-31
E TRADE FINANCIAL CORP
filed 2005-03-10
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-11921

E*TRADE Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

At June 30, 2004, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $4.1 billion (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2005, there were 369,337,130 shares of common stock and 1,302,801 shares exchangeable into common stock outstanding (the “Exchangeable Shares”). The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting and other rights equivalent to holders of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held May 26, 2005, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year ended December 31, 2004

i

Unless otherwise indicated, references to “the Company,” “We”, “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, E*TRADE FINANCIAL, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and the converging arrows logo, are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ii

PART I

ITEM 1.    BUSINESS

OVERVIEW

E*TRADE Financial Corporation is a global company, offering a wide range of financial solutions to the self-directed consumer under the brand “E*TRADE FINANCIAL.” We use technology to provide differentiated trading, investing, banking and lending products, primarily through the Internet and other electronic media. Because we offer and deliver our products in this manner, our customer base is geographically dispersed and we have a lower operating cost structure than many traditional “brick and mortar” financial services companies. This lower operating cost structure allows us to provide financial solutions to our customers at a lower price/rate than traditional financial services companies. During the past three years, we have focused on broadening our product offerings to expand relationships with customers and to integrate our products and their supporting technologies to improve profitability.

We serve retail, institutional and corporate customers. In 2004, we derived approximately 60% of our revenues from our retail customers, of which less than 5% was from our corporate customers, and approximately 40% of our revenues from our institutional customers. Retail customers are offered a wide range of trading, investing, banking and lending products. We maintain E*TRADE FINANCIAL Centers in New York City, San Francisco, California; Alpharetta, Georgia; Beverly Hills, California; Boston, Massachusetts; Chicago, Illinois; Costa Mesa, California; Denver, Colorado; La Jolla, California; Orlando, Florida; Palo Alto, California; Scottsdale, Arizona; and Washington, DC that offer our retail customers personal access to our team of licensed relationship specialists. We offer, either alone or with our partners, branded retail brokerage websites in the U.S., Australia, Canada, Denmark, Germany, Hong Kong, Iceland, Japan, Korea, Sweden and the United Kingdom. Institutional customers are offered access to a broad range of brokerage products and services, including execution services, direct market access to exchanges through a web-based platform, cross-border trading and third party independent research. Corporate clients use our employee stock plan administration and options management tools. These corporate client accounts provide us an opportunity to reach their employees and offer them the products and services that are offered to our retail customers.

Our corporate offices are located at 135 East 57th Street, New York, New York 10022. We maintain significant domestic corporate and operational offices in Arlington, Virginia; Menlo Park, California; Irvine, California; Chicago, Illinois; Rancho Cordova, California; and Alpharetta, Georgia. Although not as significant, we maintain international offices in London, United Kingdom; Stockholm, Sweden; Copenhagen, Denmark; Berlin, Germany; Tokyo, Japan; and Hong Kong. The Company was incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,300 employees.

Our financial results are presented as two segments, brokerage and banking, which have different characteristics. The brokerage segment generates revenues primarily from customer trading, market-making activities, proprietary trading, margin lending and brokerage-related fees. The banking segment generates revenues primarily from its diversified interest-earning assets (banking assets held which earn interest income), gains on sales of loans and banking-related service charges and fees from asset management. During 2004, exclusive of intersegment revenues, the brokerage segment generated approximately 60% and the banking segment generated 40% of the Company’s consolidated net revenues.

Our significant brokerage and banking subsidiaries are as follows:

Brokerage:

•	E*TRADE Brokerage Holdings, the parent company of the following subsidiaries:

•	E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer and provider of brokerage services to both retail and institutional customers;

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities, E*TRADE Professional Securities, E*TRADE Professional Trading, E*TRADE Capital Markets, E*TRADE Capital Markets-Execution Services and others;

•	E*TRADE Institutional Holdings, Inc., the parent company of:

•	E*TRADE Capital Markets-Execution Services (“ETCM-ES”), formerly Dempsey & Company LLC. ETCM-ES is a registered broker-dealer, specialist and market-making firm. ETCM-ES, in turn, is the parent company of:

•	E*TRADE Capital Markets, LLC (“E*TRADE Capital Markets”), formerly GVR & Company, LLC. E*TRADE Capital Markets is a registered broker-dealer, a market-making firm and also acts as agent for our institutional customers.

•	ETP Holdings, Inc., the parent company of:

•	E*TRADE Professional Trading, LLC, a registered broker-dealer; and

•	E*TRADE Professional Securities, LLC, a registered broker-dealer.

•	E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), a provider of stock plan administration and options management tools to corporate customers.

Banking:

•	E*TRADE Re, LLC, the parent company of ETB Holdings, Inc. (“ETBH”) and also a provider of mortgage reinsurance. ETBH’s subsidiaries include:

•	E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to retail customers nationwide. The Bank is also the parent company of:

•	E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a recreational vehicle, marine and other consumer loan originator and servicer; and

•	E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator. E*TRADE Mortgage is also the parent company of:

•	E*TRADE Settlement Services, Inc. (“ETSS”), which provides full appraisal, closing and title services for mortgage loans. ETSS is the parent company of:

•	Lending Link LLC, which acts as a title agency and provides key operational support for home equity loans.

•	E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the brokerage and banking segments, as well as for institutional customers.

The brokerage segment has historically been, and continues to be, the primary point of introduction for the majority of our customers, and we have added banking products and services, which complement our brokerage business. To the extent permissible under applicable regulatory restrictions, we actively work to market banking products and services to our brokerage customers and vice versa. Beginning in 2003, we offered brokerage customers the ability to sweep their cash balances into an FDIC-insured Sweep Deposit Account (“SDA”) product at the Bank. The SDA provides the Bank with a lower cost of funds, while continuing to pay brokerage customers a competitive interest rate. In 2004, we swept additional brokerage customer money market and free credit balances (cash in customer accounts which is not invested and which is reflected as brokerage payables on the consolidated balance sheets) into the SDA product. The average SDA balance was $5.0 billion in 2004 and $0.9 billion in 2003. As of December 31, 2004, we had $6.2 billion in the SDA product, an increase from $4.3 billion at the end of 2003. Additionally, the Bank offers, as part of its portfolio products, consumer loans to brokerage customers.

As of December 31, 2004, we had approximately 3.0 million active brokerage accounts and 0.6 million active banking accounts. We consider a brokerage account “active” if the account has an asset balance of at least $25 at the end of the quarter, if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program. Bank deposit accounts are considered “active” if the account was initially funded, remains open and is not considered abandoned or dormant under applicable Federal and State laws. We do not count brokerage customers’ SDAs as active bank accounts. Bank loan accounts are considered “active” if the Company holds the underlying obligations. Bank credit card accounts are considered “active” if the account has incurred a debit or credit within the prior six months. As of December 31, 2004, approximately 44% of the bank’s customers were also brokerage customers.

In January 2005, we implemented an organizational realignment. To better focus on the needs of our customers for integrated financial services solutions, we realigned our operations around our two primary customer segments—retail and institutional. As part of this realignment, we implemented a new management structure responsible for retail and institutional operations, making a change from our prior business operation alignment of brokerage and banking. Beginning in 2005, we plan to realign our external financial segment reporting around the new retail and institutional business operations.

In February 2005, we also introduced E*TRADE Complete, an integrated financial services solution that will enable our customers to manage all their trading, investing, banking and borrowing relationships in a consolidated manner. E*TRADE Complete helps customers optimize cash and credit, by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit. E*TRADE Complete is intended to lead to increased usage of our products and services, which would lead to higher revenues and profit per account.

BROKERAGE

Products and Services

We offer a full suite of retail brokerage products and services based upon a proprietary transaction-enabling system that, among other things, allows customers to place orders for equity, option, mutual fund and fixed income transactions and monitor their brokerage accounts. Our transaction-enabling system is designed primarily to serve the needs of self-directed investors. Our retail brokerage products and services include:

•	automated order placement and execution of market and limit equity, futures, options, exchange-traded funds and bond orders;

•	real-time streaming quotes, commentary and news;

•	advanced trading platforms for active traders;

•	personalized portfolio tracking;

•	access to nearly 5,000 non-proprietary and proprietary mutual funds;

•	FDIC-insured sweep deposit account;

•	quick transfer functionality that facilitates the transfer of funds to/from external accounts;

•	individual retirement accounts and college savings plan products; and

•	stock option plan administration products and services.

Trading and Investing

We earn commissions when customers execute trades. The level of a customer’s trading activity during a quarter or assets held in combined retail accounts determine the commission that will be charged per trade. In

2004, we primarily segmented our domestic retail customers and offered them pricing programs on equity trades as follows:

Customer Segment	Segmentation Criteria in 2004	Base Commission Pricing in 2004

Active Trader	27 trades or more per quarter	$9.99 per trade

Serious Investor	15-26 trades per quarter or $50,000 or more in assets in combined retail accounts	$12.99 per trade

Main Street Investor	Less than 15 trades per quarter and less than $50,000 in assets in combined retail accounts	$19.99 commission + $3.00 order handling fee per trade

We also execute trades for customers of E*TRADE Professional Trading, LLC. The commission is primarily determined on a per share basis and is a negotiated amount with the traders. On a per trade basis, the average commission is less than that charged to the Active Trader segment and generally ranges from $1.50 to $1.75 per trade.

Over the past three years, commission revenues have represented approximately 23% of total net revenues. Trades by Active Traders represent approximately half of our retail trades and approximately one-third of our total trades. We analyze our commission revenues based on Daily Average Revenue Trades (“DART”s) and average commission per trade.

We recently announced a refined customer segmentation model that included new pricing, lowered segment qualification criteria and service enhancements for our three primary retail customer segments. These retail customer segments are now defined as follows:

Customer Segment	Segmentation Criteria in 2005	Base Commission Pricing in 2005

Active Trader	15 trades or more per quarter	$6.99 per trade

Serious Investor	9-14 trades per quarter or $50,000 or more in assets in combined retail accounts	$11.99 per trade

Main Street Investor	Less than 9 trades per quarter and less than $50,000 in assets in combined retail accounts	$14.99 per trade

In addition, the changes lowered per contract fees on option trades to as low as $0.75 for qualifying Active Traders from a previous range of $1.25 to $1.50, depending on activity levels.

We provide institutional customers with online brokerage services, including direct access to international exchanges through a web-based platform. The platform also offers real-time, online access to statements and electronic settlement capabilities. In addition, we provide our customers worldwide access to research provided by third parties. Institutional customers may use a portion of the commissions that they generate in trading securities to pay for the research services. We track the commissions that a customer has generated and the corresponding research credits awarded through a proprietary system. Pricing for institutional trading is individually negotiated and is frequently variable depending on market conditions. Consequently, we report revenues for this trading as principal transactions in the consolidated statement of operations.

We conduct market-making activities in listed and over-the-counter issues through ETCM-ES, a Chicago Stock Exchange specialist. A specialist is a broker-dealer authorized by an exchange to be a party through which trading on the floor of the exchange is transacted. As a specialist we are responsible for facilitating an underlying market in certain securities, and frequently take or are required to take, principal positions in these securities. Trading gains and losses result from these activities. Our market-making revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker and the trading volumes of those specific stocks. The majority of our share volume for market-making activities involves bulletin board securities.

We make margin loans to customers and employees that are collateralized by their securities through E*TRADE Clearing. We earn brokerage interest income on these borrowed amounts at rates based on customers’ activity and balances. In permitting customers and employees to purchase securities on margin, we take the risk of a market decline that could reduce the value of the collateral held by us below the customers’ indebtedness before the collateral can be sold, which could result in losses to us. We actively monitor customer margin balances, employ several control processes to mitigate our risk and provision for those margin balances which may be uncollectible.

We provide clearing operations to most of our customers and other broker-dealers. Clearing operations include the confirmation, receipt, settlement, custody and delivery functions involved in securities transactions. Performing most of our own clearing operations allows E*TRADE Clearing to retain customer free credit balances and securities for use in margin and stock lending activities, respectively. E*TRADE Clearing has an agreement with ADP Services through 2013, which replaced BETA Systems in 2004, for the provision of computer services to support order entry, order routing, securities processing, customer statement preparation, tax reporting, regulatory reporting and other services necessary to manage a brokerage clearing business. We outsource clearing of all international institutional transactions with the exception of the Japanese, Hong Kong, Singapore and Thai markets.

Indicators of Performance

The key indicators that we use to measure the performance of the brokerage segment are commissions and brokerage interest income. Of total brokerage revenues, commissions and brokerage interest income represented 57% in 2004 and 55% in 2003 and 2002. Commissions and brokerage interest income are dependent on the number and price of DARTs, average commission per revenue trade and average margin loan balance which are in turn dependent on overall trading volumes in the securities markets. We report revenues from institutional customers, market-marking revenues and profits from proprietary trading, in principal transactions in our consolidated statements of operations, each of which are in turn, affected by fluctuations in trading volumes and volatility in the securities markets.

For additional discussion of our brokerage revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Analysis of Brokerage and Banking Revenues—Brokerage Revenues”.

BANKING

Products and Services

We offer our retail customers a full array of banking and lending products and services via the Internet, modem dial-up and automated telephone service. Because of the integration of our brokerage and banking systems, customers can readily transfer funds between their brokerage and banking accounts, thereby giving them the opportunity to optimize the use of their funds, including a competitive interest rate on idle investment funds through the SDA product. The following sections describe our banking and lending products in greater detail.

Banking

We offer a variety of interest-earning checking, money market and savings products and services. All of the Bank’s deposits are FDIC-insured up to $100,000. At December 31, 2004, our customers had $12.3 billion on deposit with the Bank. Approximately 41% of our average deposit balance was provided by the SDA, which had a 0.26% average interest rate during 2004. Deposits in money market accounts provided approximately 31% of the Bank’s average deposit balance in 2004. During 2004, the Bank offered a money market account that requires a $1,000 minimum balance and the E*TRADE Bank Money Market Plus account that requires a $15,000 minimum balance. To compensate customers for the higher balance requirement, the E*TRADE Money Market Plus account pays over double the interest rate paid to customers who have a standard money market account. The Bank paid interest rates averaging 1.25% for all of its money market accounts.

The Bank also offers customers the opportunity to deposit into three different certificate of deposit (“CD”) products. First, customers can elect to deposit funds in fixed-rate CDs. Second, customers may invest in variable-rate (PrimeLink) CDs with interest rates that vary with the Prime Rate. Finally, customers may invest in traditional or Roth IRA CDs. All of these CDs have terms up to five years and are automatically renewed with the same terms as the original CDs on the maturity date. In total, these CDs comprised approximately 21% of the Bank’s deposits in 2004 with an average interest rate of 4.31%. In addition to these traditional CDs, the Bank also has brokered CD deposits from other institutions, which represent approximately 3% of the Bank’s average deposits in 2004 with an average interest rate of 2.56%. Finally, the Company offers a number of interest-bearing checking and passbook savings accounts to meet customers short-term deposit needs. In addition to paying interest, these accounts provide customers with the ability to pay bills online, as well as the ability to make unlimited ATM transactions. On average, these accounts comprised approximately 3% of the Bank’s deposits and paid interest of 0.68% during 2004.

Lending

Real estate and consumer loans at December 31, 2004, were approximately $11.8 billion, representing 38% of the Company’s total assets and 46% of the Bank’s total assets. With the exception of credit card loans, all of the Bank’s real estate, consumer and other loans are collateralized. At December 31, 2004, approximately $3.9 billion or one-third of the Bank’s loan balance was comprised of first mortgage loans. While customers can lock in long-term fixed-rate loans, the majority of our first mortgage loans are LIBOR-based adjustable-rate loans, some of which may contain fixed-rate components. The Bank also offers home equity lines of credit and second mortgage loan products, which allow approved customers to borrow against the equity in their homes. The balance of loans outstanding under these loan products was $3.6 billion or 31% of the loans outstanding at December 31, 2004. The remaining $4.1 billion or 35% of the loan balance outstanding at December 31, 2004, represented consumer loans for recreational vehicle (“RV”), marine, automobile and credit card loans. The majority of these loans are comprised of fixed-rate RV and marine loans. Prior to originating loans or extending a line of credit, the Bank evaluates the customer’s credit history, FICO scores, collateral used to securitize the loan and other relevant information to determine whether the potential loan meets the Bank’s credit policies associated with the specific loan product.

See further discussion of our Banking activities in “Required Financial Data.”

Indicators of Performance

The key indicators that we use to measure the performance of the banking segment are net interest spread, which is the net interest earned on its interest-earning assets minus interest paid on its interest-bearing liabilities and the level of average interest-earning assets and interest-bearing liabilities. Net banking interest income, net of provision for loan losses, represented 73%, 42% and 48% of total banking revenues for 2004, 2003 and 2002, respectively.

For additional discussion of our banking revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Analysis of Brokerage and Banking Revenues—Banking Revenues.”

COMPETITION

The electronic financial services market, over the Internet and other distribution channels, continues to evolve rapidly and is intensely competitive. We do not expect this environment to change in the future. As we continue to diversify and expand our services, we expect the number of our competitors to increase. We are in direct competition with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, market-making firms, mortgage companies and traditional “brick & mortar” retail banks and thrifts. These competitors also provide touchtone telephone, voice response and online banking services, electronic bill payment services and a host of other financial products.

For purposes of assessing the Company’s competitive position, management tracks the number of our DARTs relative to those reported by the six major online brokers that we consider our principal competitors. Based on this analysis, we ranked third in the number of DARTs reported for the years ended December 31, 2004 and 2003.

Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

INTERNATIONAL OPERATIONS

E*TRADE Financial Corporation offers its services in international markets directly through its website at www.etrade.com as well as through additional branded retail brokerage websites in Canada, Denmark, Germany, Hong Kong, Iceland, Sweden and the United Kingdom. The Company also has minority equity investments in companies that license the E*TRADE brand and operate websites in Australia, Japan and Korea. Our reported performance metrics, including DARTs, do not include operating information from these licensees. The Company’s total net U.S. revenues, which it determines based on the geographic location of the legal entity in which the revenue was earned, were $1.36 billion in 2004, $1.32 billion in 2003 and $1.19 billion in 2002. The Company’s total net non-U.S. revenues were $0.17 billion in 2004, $0.12 billion in 2003 and $0.10 billion in 2002. No individual foreign country accounted for more than 10% of revenues in any of these years.

REGULATION

Our business is subject to stringent regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (“SEC”), the NASD, Inc. (“NASD”), the New York Stock Exchange (“NYSE”), the FDIC, the Municipal Securities Rulemaking Board and the Office of Thrift Supervision (“OTS”). We are also subject to extensive regulation outside of the United States. Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability.

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

E*TRADE Financial Corporation, E*TRADE Re, LLC and ETBH, as savings and loan holding companies, and the Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

Our website address is http://www.etrade.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC.

REQUIRED FINANCIAL DATA

This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” Prior to 2001, E*TRADE FINANCIAL reported on a year ending September 30.

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential

The following table presents average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$10,065,174	$490,550	4.87%	$7,659,793	$384,005	5.01%	$7,520,665	$477,955	6.36%
Mortgage-backed and related available-for-sale securities	8,300,536	331,460	3.99%	6,707,070	255,802	3.81%	4,730,552	226,785	4.79%
Available-for-sale investment securities	3,056,440	124,038	4.06%	2,026,646	87,340	4.31%	951,789	46,639	4.90%
Trading securities	712,819	22,692	3.18%	488,372	16,159	3.31%	228,848	7,128	3.11%
Other	196,697	6,677	3.39%	282,998	7,607	2.69%	272,132	9,346	3.43%

Total interest-earning banking assets(2)	22,331,666	$975,417	4.37%	17,164,879	$750,913	4.37%	13,703,986	$767,853	5.60%

Non-interest-earning banking assets	489,282			833,296			629,341

Total banking assets	$22,820,948			$17,998,175			$14,333,327

Interest-bearing banking liabilities:
Retail deposits	$11,720,333	$173,508	1.48%	$9,263,881	$263,017	2.84%	$8,243,543	$335,730	4.07%
Brokered certificates of deposit	358,665	9,172	2.56%	365,162	10,147	2.78%	205,239	5,975	2.91%
Repurchase agreements and other borrowings	8,139,736	259,196	3.18%	5,976,730	160,081	2.68%	3,835,442	150,002	3.91%
FHLB advances	1,168,519	50,055	4.28%	935,043	42,579	4.55%	970,226	56,952	5.87%

Total interest-bearing banking liabilities	21,387,253	$491,931	2.30%	16,540,816	$475,824	2.87%	13,254,450	$548,659	4.14%

Non-interest-bearing banking liabilities	345,553			562,357			310,086

Total banking liabilities	21,732,806			17,103,173			13,564,536
Total banking shareholder’s equity	1,088,142			895,002			768,791

Total banking liabilities and shareholder’s equity	$22,820,948			$17,998,175			$14,333,327

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$944,413	$483,486		$624,063	$275,089		$449,536	$219,194

Net interest:
Spread			2.07%			1.50%			1.46%

Margin (net yield on interest-earning banking assets)			2.17%			1.60%			1.60%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.42%			103.77%			103.39%

Return by Bank on average:(3)(4)
Total banking assets			0.81%			0.75%			0.81%

Equity			17.03%			15.12%			15.05%

Average equity to average total banking assets			4.77%			4.97%			5.36%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income in 2004, 2003 and 2002 of $7.0 million, $2.4 million and $0.3 million, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results and not banking segment results.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on the Company’s interest-earning banking assets and the interest incurred on the Company’s interest-earning banking liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in interest by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (in thousands):

	2004 Compared to 2003 Increase (Decrease) Due To			2003 Compared to 2002 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans receivable, net	$117,505	$(10,960)	$106,545	$8,691	$(102,641)	$(93,950)
Mortgage-backed and related available-for-sale securities	63,159	12,499	75,658	81,747	(52,730)	29,017
Available-for-sale investment securities	42,058	(5,360)	36,698	46,934	(6,233)	40,701
Trading securities	7,167	(634)	6,533	8,561	470	9,031
Other	(2,256)	1,326	(930)	387	(2,126)	(1,739)

Total interest-earning banking assets(1)	227,633	(3,129)	224,504	146,320	(163,260)	(16,940)

Interest-bearing banking liabilities:
Retail deposits	(16,844)	(72,665)	(89,509)	1,929	(74,642)	(72,713)
Brokered certificates of deposit	(177)	(798)	(975)	4,455	(283)	4,172
Repurchase agreements and other borrowings	65,125	33,990	99,115	66,875	(56,796)	10,079
FHLB advances	10,122	(2,646)	7,476	(2,001)	(12,372)	(14,373)

Total interest-bearing banking liabilities	58,226	(42,119)	16,107	71,258	(144,093)	(72,835)

Change in net interest income	$169,407	$38,990	$208,397	$75,062	$(19,167)	$55,895

(1)	Amount includes a taxable equivalent increase in interest income in 2004, 2003 and 2002 of $7.0 million, $2.4 million and $0.3 million, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,								September 30, 2000
	2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate loans:
One- to four-family:
Fixed-rate	$525,420	4.52%	$1,345,369	14.97%	$1,877,265	26.05%	$3,672,512	45.95%	$1,583,129	37.45%
Adjustable-rate	3,388,767	29.13	1,910,161	21.26	1,502,224	20.86	2,645,952	33.11	2,635,955	62.36
Home equity lines of credit and second mortgage	3,620,083	31.11	1,511,767	16.83	354,768	4.93	23,059	0.29	4,042	0.10
Other	1,752	0.02	12,448	0.14	13,624	0.19	2,799	0.04	3,423	0.08

Total real estate loans(1)(2)	7,536,022	64.78	4,779,745	53.20	3,747,881	52.03	6,344,322	79.39	4,226,549	99.99

Consumer and other loans:
Recreational vehicle	2,565,929	22.06	2,285,451	25.43	1,366,876	18.98	198,643	2.49	—	—
Marine	724,125	6.22	627,975	6.99	453,783	6.30	—	—	—	—
Automobile	583,389	5.01	1,162,339	12.94	1,481,695	20.57	1,436,407	17.97	224	0.01
Credit card	203,169	1.75	113,434	1.26	—	—	—	—	—	—
Other	21,455	0.18	16,218	0.18	152,645	2.12	12,237	0.15	82	—

Total consumer and other loans	4,098,067	35.22	4,205,417	46.80	3,454,999	47.97	1,647,287	20.61	306	0.01

Total loans(1)	11,634,089	100.00%	8,985,162	100.00%	7,202,880	100.00%	7,991,609	100.00%	4,226,855	100.00%

Add (deduct):

Premiums (discounts) and deferred fees on loans	198,627		184,078		190,506		38,722		(43,171)
Allowance for loan losses	(47,681)		(37,847)		(27,666)		(19,874)		(10,930)

Total	150,946		146,231		162,840		18,848		(54,101)

Loans, net(1)(2)	$11,785,035		$9,131,393		$7,365,720		$8,010,457		$4,172,754

(1)	Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $0.3 billion, $1.0 billion, $1.8 billion and $1.6 billion at December 31, 2004, 2003, 2002 and 2001, respectively, and $0.1 billion at September 30, 2000.
(2)	The geographic concentrations of mortgage loans are described in Note 8 to the consolidated financial statements.

The following table shows our loan purchase, sale and repayment activity, including loans acquired through business combinations (in thousands):

	Year Ended December 31,
	2004	2003	2002
Loans, net—beginning of year	$9,131,393	$7,365,720	$8,010,457

Loan purchases and originations:
One- to four-family variable-rate	3,584,603	4,035,699	3,565,449
One- to four-family fixed-rate	3,911,575	10,582,799	8,921,213
Consumer and other loans	5,636,045	4,528,864	2,756,830

Total loan purchases and originations	13,132,223	19,147,362	15,243,492

Loans sold, repurchased and repaid:
Sold	(6,735,787)	(13,515,811)	(12,011,864)
Repurchased	4,408	1,418	—
Repaid	(3,723,136)	(3,885,916)	(3,948,424)

Total loans sold, repurchased and repaid	(10,454,515)	(17,400,309)	(15,960,288)
Net change in deferred discounts and loan fees	14,549	54,846	105,715
Net transfers to real estate owned and other repossessed assets	(28,781)	(26,045)	(25,864)
Net change in allowance for loan losses	(9,834)	(10,181)	(7,792)

Increase (decrease) in total loans	2,653,642	1,765,673	(644,737)

Loans, net—end of year	$11,785,035	$9,131,393	$7,365,720

We primarily purchase pools of loans on the secondary market using our correspondent network. The following table shows the number of pools and the associated number of loans that we purchased:

	Year Ended December 31,
	2004	2003	2002
Number of pools	3,568	5,686	4,448
Number of loans	14,164	18,767	10,527

Maturity of Loan Portfolio.    The following table shows the contractual maturities of our loan portfolio at December 31, 2004, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (in thousands):

	Due in			Total
	< 1 Year	1-5 Years	> 5 Years
Real estate loans:
One- to four-family:
Fixed rate	$24,282	$3,353	$497,785	$525,420
Adjustable rate	18	282	3,388,467	3,388,767
Home equity lines of credit and second mortgage	—	2,728	3,617,355	3,620,083
Other	—	1,628	124	1,752

Total real estate loans	24,300	7,991	7,503,731	7,536,022

Consumer and other loans:
Recreational vehicle	443	47,919	2,517,567	2,565,929
Marine	85	49,253	674,787	724,125
Automobile	26,753	542,957	13,679	583,389
Credit card	203,169	—	—	203,169
Other	468	16,204	4,783	21,455

Total consumer and other loans	230,918	656,333	3,210,816	4,098,067

Total loans	$255,218	$664,324	$10,714,547	$11,634,089

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2004 (in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
Real estate loans:
One- to four-family	$501,138	$3,388,749	$3,889,887
Home equity lines of credit and second mortgage	169,815	3,450,268	3,620,083
Other	991	761	1,752

Total real estate loans	671,944	6,839,778	7,511,722

Consumer and other loans:
Recreational vehicle	2,565,486	—	2,565,486
Marine	724,040	—	724,040
Automobile	556,636	—	556,636
Other	18,116	2,871	20,987

Total consumer and other loans	3,864,278	2,871	3,867,149

Total loans	$4,536,222	$6,842,649	$11,378,871

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

Nonperforming Loans—We classify loans as nonperforming whenever principal or interest payments are more than 90 days past due or when we have reason to believe the loan is uncollectible. When a loan is classified as nonperforming, we: 1) stop recognizing interest income on the loan; 2) reverse any interest we accrued during the initial 90-day period; and 3) discontinue the accretion of deferred loan fees. Whenever we receive a payment from a nonperforming loan, we apply the full payment to principal if we continue to doubt that both principal and interest will be collected in full. We only recognize payments as interest income when the principal and interest on the loan is expected to be collected in full or when the principal has been fully repaid.

Repossessed Assets—When we acquire the collateral underlying uncollectible loans, we record this Real Estate Owned (“REO”) and other repossessed assets at estimated fair value, less estimated selling costs. We use appraisals and other appropriate valuation methods to estimate the fair value of these assets. If the net estimated fair value of the collateral is less than the loan balance, the difference is charged to the allowance for loan losses. We perform periodic valuations and establish a valuation allowance for REO and other repossessed assets through a charge to income, if the carrying value of a property exceeds its estimated fair value less estimated selling costs. At December 31, 2004, the estimated fair value of REO and other repossessed assets totaled $1.8 million of one- to four-family real estate loans, $1.9 million of RV loans, $1.1 million of marine loans and $0.6 million of automobile loans.

The following table presents information about our nonperforming assets (in thousands):

	December 31,				September 30,
	2004	2003	2002	2001	2000
Loans:
Real estate loans:
One- to four-family	$11,029	$18,094	$22,497	$20,595	$11,391
Home equity lines of credit and second mortgage	2,755	269	81	—	—
Other	—	—	—	—	657

Total real estate loans	13,784	18,363	22,578	20,595	12,048

Consumer and other loans:
Recreational vehicle	1,416	1,399	1,486	—	—
Marine	908	1,067	94	—	—
Automobile	826	1,602	2,277	91	—
Credit card	2,999	2,147	—	—	—
Other	22	16	53	—	—

Total consumer and other loans	6,171	6,231	3,910	91	—

Total nonperforming loans, net	19,955	24,594	26,488	20,686	12,048
REO and other repossessed assets, net	5,367	6,690	6,723	3,328	850

Total nonperforming assets, net	$25,322	$31,284	$33,211	$24,014	$12,898

Total nonperforming assets, net, as a percentage of total bank assets	0.10%	0.15%	0.19%	0.18%	0.14%

Total allowance for loan losses as a percentage of total nonperforming loans, net	238.94%	153.89%	104.45%	96.07%	90.72%

During 2004, our nonperforming assets, net decreased by $6.0 million, or 19%, primarily because of the continued seasoning of our real estate loans, partially offset by an increase in the average balance of real estate loans outstanding in 2004.

Special Mention Loans.    In certain situations, a borrower’s past credit history may cast doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent. Such loans, classified as “special mention” loans, continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $71.8 million and $43.3 million of the total loan portfolio at December 31, 2004 and 2003, respectively, and are actively monitored.

Allowance for Loan Losses.    As an investor in mortgage and consumer loans, we experience credit losses. We believe the risk of credit loss is based on a variety of factors that include:

•	type of loan;
•	creditworthiness of the borrower;
•	general economic conditions; and
•	the type and quality of the loan’s security, if any, and the loan-to-value ratio.

We use expected loss ratios to determine the appropriate level of allowance for loan losses by evaluating groups of loans having similar attributes. These loss ratios are based on our historical charge-off experience, industry loss experience and current market and economic conditions. Our internal policy requires that the allowance for loan losses should be at least equal to twelve months of projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio. The allowance set by management is subject to review and approval by the Bank’s Board of Directors. Each month, management evaluates the adequacy of the allowance, based on our assessment of the risk in our loan portfolio as a whole, considering the following factors:

•	the composition and quality of the portfolio;
•	delinquency levels and trends;
•	expected losses for the next twelve months;
•	current and historical charge-off and loss experience;
•	current industry charge-off and loss experience;
•	the condition of the real estate market and geographic concentrations within the loan portfolio; and
•	current general economic and market conditions.

Based on the above factors, we regularly consider whether it is appropriate to increase the allowance to more than the twelve-month minimum of probable loan losses. In determining the adequacy of the allowance, we validate the assumptions underlying the twelve-month loss projection by analyzing our actual loss experience, industry loss experience and changes in portfolio quality and also consider changes in economic conditions and the potential impact on the loan portfolio’s performance. When loans are unseasoned and lack sufficient data to project future losses, we apply appropriate industry charge-off and loss rates as a proxy for the Bank’s actual loss experience. However, as our loan portfolios season and we have sufficient historical data to project future losses, industry loss experience is only used to validate our own loss projections.

Our allowance for loan losses at December 31, 2004 totaled $47.7 million or 0.41% of total loans held-for-investment and at December 31, 2003 totaled $37.8 million or 0.46% of total loans held-for-investment. Based on the loan portfolio’s historical loss experience and our estimate of projected losses inherent in the loan portfolio, we believe our allowance for loan losses during the reported periods was appropriate and complied with our internal policy, accounting principles generally accepted in the United States of America and applicable regulatory requirements. Our financial condition and earnings could be adversely affected, if the actual loan losses realized by the Company were to significantly exceed the amounts assumed by management in its determination of the allowance for loan losses. The following table provides an analysis of the Bank’s allowance for loan losses during the past five years (in thousands):

	Year Ended December 31,				Three Months Ended December 31, 2000	Year Ended September 30, 2000
	2004	2003	2002	2001
Allowance for loan losses—beginning of year	$37,847	$27,666	$19,874	$12,565	$10,930	$7,161

Loan charge-offs:
Real estate	(186)	(364)	(460)	(94)	(12)	(240)
Home equity lines of credit and second mortgage	(1,464)	(75)	—	(79)	—	(13)
Recreational vehicle	(18,419)	(20,341)	(3,456)	—	—	—
Marine	(6,003)	(7,369)	—	—	—	—
Automobile	(13,796)	(22,695)	(28,046)	(5,395)	—	—
Credit card	(10,313)	(919)	—	—	—	—
Other	(160)	(1,971)	—	—	—	—

Total loan charge-offs	(50,341)	(53,734)	(31,962)	(5,568)	(12)	(253)

Loan recoveries:
Real estate	—	223	30	29	—	19
Home equity lines of credit and second mortgage	310	—	—	4	—	—
Recreational vehicle	9,088	9,738	—	—	—	—
Marine	3,225	3,806	—	—	—	—
Automobile	7,464	8,335	10,632	669	—	—
Credit card	141	1	—	—	—	—
Other	279	541	—	—	—	—

Total recoveries	20,507	22,644	10,662	702	—	19

Net charge-offs	(29,834)	(31,090)	(21,300)	(4,866)	(12)	(234)
Allowance acquired through acquisitions(1)	1,547	2,748	14,428	4,699	—	—
Provision for loan losses	38,121	38,523	14,664	7,476	1,647	4,003

Allowance for loan losses—end of year	$47,681	$37,847	$27,666	$19,874	$12,565	$10,930

Net charge-offs to average loans outstanding	0.30%	0.41%	0.28%	0.07%	0.00%	0.01%

(1)	Acquisition of credit card portfolios in 2004 and 2003, the E*TRADE Consumer Finance portfolio in 2002 and the automobile portfolio in 2001.

The following table allocates the allowance for loan losses by loan category. This allocation does not necessarily restrict the use of the allowance for loan losses to the categories shown below (dollars in thousands):

	December 31,								September 30, 2000
	2004		2003		2002		2001
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$2,812	33.65%	$2,360	36.23%	$3,343	46.91%	$8,716	79.06%	$10,554	99.81%
Home equity lines of credit and second mortgage	15,158	31.11	3,117	16.83	649	4.93	115	0.29	29	0.10
Other	25	0.02	185	0.14	202	0.19	42	0.04	347	0.08

Total real estate loans	17,995	64.78	5,662	53.20	4,194	52.03	8,873	79.39	10,930	99.99

Consumer and other loans:
Recreational vehicle	11,343	22.06	11,386	25.43	9,480	18.98	—	2.49	—	—
Marine	4,116	6.22	2,503	6.99	3,108	6.30	—	—	—	—
Automobile	4,195	5.01	11,876	12.94	8,190	20.57	11,001	17.97	—	0.01
Credit card	9,078	1.75	5,583	1.26	—	—	—	—	—	—
Other	954	0.18	837	0.18	2,694	2.12	—	0.15	—	—

Total consumer and other loans	29,686	35.22	32,185	46.80	23,472	47.97	11,001	20.61	—	0.01

Total allowance for loan losses	$47,681	100.00%	$37,847	100.00%	$27,666	100.00%	$19,874	100.00%	$10,930	100.00%

The preceding table includes specific reserves related to nonperforming loans totaling $0.2 million at December 31, 2004, $0.1 million at December 31, 2003, $0.2 million at December 31, 2002, $2.1 million at December 31, 2001 and $0.4 million at September 30, 2000.

Available-for-sale and trading securities

Our portfolios of mortgage-backed securities and investments are classified into three categories in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities: trading, available-for-sale or held-to-maturity. None of our mortgage-backed securities or other investments was classified as held-to-maturity during 2004, 2003 or 2002.

Our mortgage-backed securities portfolio is composed primarily of:

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

We buy and hold mortgage-backed trading securities principally for the purpose of selling them in the near term. These securities are carried at market value and any realized or unrealized gains and losses are reflected in our consolidated statements of operations as gain on sales of loans held-for-sale and securities, net. The amount of trading securities the Bank held was $566.9 million at December 31, 2004, $821.2 million at December 31, 2003 and $391.8 million at December 31, 2002. The Bank had realized losses from the sales of trading assets of $0.7 million and $21.5 million for 2004 and 2003, respectively, and realized gains of $3.9 million for 2002. In addition, we had unrealized trading assets appreciation of $2.5 million and $4.8 million for 2004 and 2003, respectively, and depreciation of $0.9 million for 2002.

Our investments classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive income. The following table shows the cost basis and fair value of our mortgage-backed securities and investment portfolio that the Bank held and classified as available-for-sale (in thousands):

	December 31,
	2004		2003		2002
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$9,204,871	$9,052,069	$7,313,908	$7,157,389	$6,940,380	$6,932,394

Investment securities:
Asset-backed securities	2,789,471	2,796,429	2,000,239	2,010,729	750,221	737,582
Municipal bonds	136,362	136,671	44,906	45,646	32,005	32,561
Corporate bonds	87,959	84,515	122,583	116,030	377,731	352,590
Other debt securities	79,467	74,700	86,217	79,637	1,093	939
Publicly traded equity securities	274,294	274,736	161,000	160,892	135,000	134,538

Total investment securities	3,367,553	3,367,051	2,414,945	2,412,934	1,296,050	1,258,210

Total available-for-sale securities	$12,572,424	$12,419,120	$9,728,853	$9,570,323	$8,236,430	$8,190,604

In addition to the available-for-sale investment securities listed in the preceding table, we had an investment in Federal Home Loan Bank (“FHLB”) stock, as required of members of the FHLB System. The stock is recorded at cost, which approximates fair value. The balance of FHLB stock was $92.0 million at December 31, 2004, $79.2 million at December 31, 2003 and $80.7 million at December 31, 2002.

The following table shows the scheduled maturities, carrying values and current yields for the Bank’s available-for-sale and trading investment portfolio at December 31, 2004 (dollars in thousands):

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield
Mortgage-backed securities:
Federal National Mortgage Association	$—	—%	$—	—%	$5,149,991	5.03%	$5,149,991	5.03%
Government National Mortgage Association	—	—%	—	—%	2,767,087	5.11%	2,767,087	5.11%
Federal Home Loan Mortgage Corporation	—	—%	3	10.00%	21,054	4.50%	21,057	4.50%
Collateralized mortgage obligations	—	—%	—	—%	1,785,290	5.09%	1,785,290	5.09%
Private issuer and other	26	3.05%	3,487	4.23%	29,345	5.71%	32,858	5.71%

Total mortgage-backed securities	26	3.05%	3,490		9,752,767		9,756,283

Investment securities:
Asset-backed securities	45,975	4.27%	149,990	3.94%	2,593,506	4.70%	2,789,471	4.66%
Municipal bonds(1)	1,235	4.71%	2,585	7.26%	132,542	4.49%	136,362	4.54%
Corporate debt	—	—%	—	—%	87,959	3.58%	87,959	3.58%
Other debt securities	—	—%	79,467	4.38%	—	—%	79,467	4.38%
Publicly traded equity securities(2)	—	—%	—	—%	274,294	5.13%	274,294	5.13%

Total investment securities	47,210		232,042		3,088,301		3,367,553

Total available-for-sale and trading securities	$47,236		$235,532		$12,841,068		$13,123,836

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Preferred stock in Freddie Mac and Fannie Mae, no stated maturity date.

Deposits and Other Sources of Funds

The following table presents information about the Bank’s deposits by category (dollars in thousands):

	Year Ended December 31,
	2004			2003			2002
	Average Balance for the Year	Percentage of Deposits	Average Rate	Average Balance for the Year	Percentage of Deposits	Average Rate	Average Balance for the Year	Percentage of Deposits	Average Rate
Sweep deposit account	$5,008,953	41.47%	0.26%	$877,322	9.11%	0.15%	$—	—%	—%
Money market	3,791,970	31.39	1.25%	4,368,697	45.37	1.69%	3,796,466	44.94	2.35%
Certificates of deposit	2,564,914	21.23	4.31%	3,749,320	38.94	3.52%	4,223,899	49.99	4.56%
Brokered certificates of deposit	358,665	2.97	2.56%	365,162	3.79	2.78%	205,239	2.43	2.91%
Passbook savings	808	0.01	1.11%	780	0.01	1.79%	225	—	3.11%
Demand accounts	353,688	2.93	0.68%	267,763	2.78	0.93%	222,953	2.64	1.12%

Total	$12,078,998	100.00%	1.51%	$9,629,044	100.00%	2.84%	$8,448,782	100.00%	4.04%

In 2003, we introduced the SDA. The SDA is a sweep product that transfers brokerage customer balances, previously held in money market funds not on our balance sheet, to the Bank. The Bank carries these balances as customer deposits in FDIC-insured money market accounts.

Note 15 to the consolidated financial statements provides additional information about the Bank’s deposits, including the range of interest rates paid on deposits and scheduled maturities of certificates of deposits, including certificates of deposits of $100,000 or more.

Borrowings

Deposits represent a significant component of our current funds. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. In part, the FHLB provides us with reserve credit capacity and authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards. At December 31, 2004, our outstanding advances from the FHLB totaled $1.5 billion at interest rates ranging from 1.06% to 6.96% and at a weighted-average rate of 2.71%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our borrowings (dollars in thousands):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2004:
Advances from the FHLB	$1,487,841	2.71%	$1,777,110	$1,168,519	4.28%
Securities sold under agreement to repurchase and other borrowings	$10,169,763	2.15%	$10,285,738	$8,139,736	3.18%
At or for the year ended December 31, 2003:
Advances from the FHLB	$920,000	1.85%	$1,058,300	$935,043	4.55%
Securities sold under agreement to repurchase and other borrowings	$5,567,163	1.46%	$6,888,441	$5,976,730	2.68%
At or for the year ended December 31, 2002:
Advances from the FHLB	$1,310,300	1.89%	$1,414,300	$970,226	5.87%
Securities sold under agreement to repurchase and other borrowings	$5,918,622	1.04%	$6,628,670	$3,835,442	3.91%

(1)	Excludes hedging costs.

ITEM 2.    PROPERTIES

Our principal locations are as follows:

Location	Facility Character and Business Segment Use	Approximate size (in square feet)
Alpharetta, Georgia	Administration and Brokerage	203,000
Rancho Cordova, California	Administration and Brokerage	176,000
Arlington, Virginia	Administration and Banking	180,000
Irvine, California	Banking	133,000
Menlo Park, California	Administration and Brokerage	70,000
New York, New York	Administration and Brokerage	53,000

We lease the above facilities, except for one facility in Alpharetta, which we own. Our brokerage and banking segments lease additional facilities in the United States, Canada, Southeast Asia and Europe. We also lease facilities in New York City, San Francisco, California; Beverly Hills, California; Boston, Massachusetts; Chicago, Illinois; Costa Mesa, California; Denver, Colorado; La Jolla, California; Orlando, Florida; Palo Alto, California; Scottsdale, Arizona; and Washington, DC where our E*TRADE Financial Centers are located. We believe our facility space is adequate to meet our needs in 2005.

ITEM 3.     LEGAL PROCEEDINGS

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have been unable to resolve these disputes and have each filed lawsuits. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation,

alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. In January 2005, the Company was notified that the NASD had made a preliminary determination to recommend disciplinary action against the entity formerly known as Momentum for, among other things, failing to maintain the required minimum net capital during the periods from December 2001 through June 30, 2002 and failing and neglecting to file accurate financial reports for the period, in each case materially overstating its net capital. The Company is unable to predict the outcome of these actions. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

In 2003, the Company became involved in arbitration relating to the Company’s former Israeli joint venture. The E*TRADE Israel venture was closed in 2002, as the Company’s partner in the joint venture failed. The Company had terminated the Israeli company’s trademark and technology license and sought damages based on failures to perform its obligations and the licensee had counterclaimed for unspecified damages for such termination. Following the hearing of the arbitration, which took place during October 2004, the arbitration tribunal decided against the Company and as a result, the Company recognized $14.5 million in additional exit charges for 2004.

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and certain counterparties to the transactions including Nomura Securities, Inc. and certain of its affiliates (“Nomura”) in two related lawsuits pending in the United States District Courts for the District of New York and for the District of Minnesota. In the lawsuits, Nomura is seeking approximately $10.0 million in damages and has asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorney fees, and other relief from the Company for conversion and breach of contract. The Company has asserted claims and defenses against Nomura relating to the same amount and alleges, inter alia, Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. In 2003, the parties stipulated to stay the New York matter pending the completion of discovery in the Minnesota lawsuit. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation. Written discovery and depositions have been taken in this matter. At this time, we are unable to predict the ultimate outcome of this dispute in relation to the parties with which we have not settled. However, the ultimate resolution of this litigation may be material to the Company’s operating results or cash flows for any particular period. The Company believes that its current reserves are adequate in view of its assessment of exposure at this time.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NYSE for the periods indicated:

	High	Low
2004:
First Quarter	$15.40	$10.82
Second Quarter	$13.75	$10.57
Third Quarter	$12.70	$9.51
Fourth Quarter	$15.17	$11.21
2003:
First Quarter	$5.56	$3.65
Second Quarter	$9.51	$4.14
Third Quarter	$10.64	$8.30
Fourth Quarter	$12.91	$9.25

The closing sale price of the Company’s common stock as reported on the NYSE on February 28, 2005 was $13.27 per share. At that date there were 2,374 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock. Although we do not currently have any plans, we may pay dividends in the future.

Repurchase Plans

In 2003 and 2004, the Company’s Board of Directors approved the following repurchase plans, as they determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for its shareholders.

2003 Repurchase Plan

On December 9, 2003, the Company’s Board of Directors approved and the Company announced a $100 million repurchase program (the “2003 Plan”). The 2003 Plan was open-ended and provided the flexibility to buy back common stock, retire debt or a combination of both. On April 29, 2004, the Company announced that it had completed the 2003 Plan. From December 9, 2003 through April 29, 2004, the Company’s common stock price ranged from $10.30 to $15.40. From January 1, 2004 through the completion of the 2003 Plan, the Company repurchased shares under the 2003 Plan , all from unrelated third parties and in the open market, as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2003 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2003 Plan
January 2004	747,000	$14.17	747,000	$89,415,010
February 2004	1,032,000	$14.07	1,032,000	$74,894,770
March 2004	1,971,000	$12.59	1,971,000	$50,079,880
April 2004	4,105,000	$12.20	4,105,000	$—

Total	7,855,000	$12.73	7,855,000	$—

2004 Repurchase Plans

April 2004 Plan

On April 29, 2004, the Company announced that its Board of Directors approved a $200 million repurchase program (the “April 2004 Plan”). The April 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. For the year ended December 31, 2004, the Company used $86.2 million in cash under the April 2004 Plan to undertake a partial redemption of its 6.75% convertible subordinated notes. This amount included premiums of $2.8 million. The Company paid an equivalent premium percentage to all noteholders. From April 29, 2004 through December 31, 2004, the Company’s common stock price ranged from $9.51 to $15.17. For the year ended December 31, 2004, the Company repurchased shares under the April 2004 Plan, all from unrelated third parties and in the open market, as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the April 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the April 2004 Plan
July 2004	330,000	$10.75	330,000	$110,209,425
August 2004	978,700	$10.96	978,700	$99,479,445
September 2004	462,500	$11.97	462,500	$93,945,236
October 2004	625,000	$12.37	625,000	$86,215,242
November 2004	2,349,500	$13.92	2,349,500	$53,519,958
December 2004	1,063,900	$14.61	1,063,900	$37,979,630

Total	5,809,600	$13.04	5,809,600	$37,979,630

December 2004 Plan

On December 15, 2004, the Company announced that its Board of Directors approved an additional $200 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. The Company did not repurchase any shares or retire debt under the December 2004 Plan during 2004.

Exercise of warrants

During the year ended December 31, 2004, the Company authorized the issuance of an aggregate of 139,440 shares of Company common stock in connection with the exercise of warrants to purchase shares of the Company’s common stock assumed in connection with the Company’s acquisition of the Bank. These warrants were exercised for $1.82 per share of the Company’s common stock. No underwriters were involved and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act based on the fact that the common stock was sold by the issuer in a transaction not involving a public offering.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,				Three Months Ended December 31, 2000(1)	Year Ended September 30, 2000
	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Total net revenues	$1,527,986	$1,438,799	$1,287,205	$1,240,152	$325,703	$1,352,796
Facility restructuring and other exit charges	$(16,157)	$(134,191)	$(15,357)	$(198,594)	$—	$—
Gain (loss) on sale and impairment of investments	$128,103	$147,967	$(20,302)	(49,475)	2,457	210,100
Income from continuing operations(2)	$350,930	$204,692	$109,474	$(238,941)	$1,958	$19,367
Cumulative effect of accounting changes(3)	$—	$—	$(293,669)	$—	$(83)	$—
Net income (loss)	$380,483	$203,027	$(186,405)	$(241,532)	$1,353	$19,152
Income (loss) per share from continuing operations
Basic	$0.96	$0.57	$0.31	$(0.72)	$—	$0.06
Diluted	$0.92	$0.55	$0.31	$(0.72)	$—	$0.06
Net income (loss) per share:
Basic	$1.04	$0.57	$(0.52)	$(0.73)	$—	$0.06
Diluted	$0.99	$0.55	$(0.52)	$(0.73)	$—	$0.06
Shares used in computation of per share data:
Basic	366,586	358,320	355,090	332,370	311,413	301,926
Diluted	405,389	367,361	361,051	332,370	321,430	319,336

	December 31,				September 30, 2000
	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and equivalents	$939,906	$921,364	$773,605	$836,201	$433,377
Brokerage receivables, net	$3,034,548	$2,297,778	$1,421,766	$2,139,153	$6,542,508
Available-for-sale mortgage-backed and investment securities	$12,543,818	$9,826,940	$8,193,066	$4,555,106	$4,792,05
Total loans, net	$11,785,035	$9,131,393	$7,365,720	$8,010,457	$4,172,754
Total assets	$31,032,583	$26,049,216	$21,455,925	$18,172,414	$17,317,437
Deposits	$12,302,974	$12,514,486	$8,400,333	$8,082,859	$4,721,801
Senior notes	$400,452	$—	$—	$—	$—
Convertible subordinated notes	$185,165	$695,330	$695,330	$760,250	$650,000
Capital lease liability	$157	$896	$4,396	$18,209	$26,903
Mandatorily redeemable capital preferred securities	$—	$—	$143,365	$69,503	$30,647
Shareholders’ equity	$2,228,202	$1,918,294	$1,505,789	$1,570,914	$1,856,833

(1)	On January 22, 2001, the Company changed its fiscal year-end from September 30 to December 31. Accordingly, results are separately disclosed for the three-month transition period ended December 31, 2000.
(2)	On June 30, 2004, the Company completed the sale of substantially all of the assets and liabilities of E*TRADE Access, a subsidiary of the Bank, to Cardtronics, LP and Cardtronics, Inc. for $107.0 million in cash. The Company has reflected E*TRADE Access’ results of operations as discontinued operations for all periods presented.
(3)	Impairment of goodwill that was identified upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets in 2002 is reported as a cumulative effect of accounting change. In the three months ended December 31, 2000 the initial adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was reported as a cumulative effect of a change in accounting principle.

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

OVERVIEW

We focus our business on utilizing technology to deliver financial solutions primarily to the self-directed investor built upon price/rate, functionality and service. In 2004, we concentrated our efforts on integrating our product offerings and business operations creating operational efficiencies, all contributing to the strength of our financial performance. As a result, in 2004, we reported earnings growth of over 70% on net income from continuing operations of $350 million. For the first time in our history total client assets exceeded $100 billion.

We face numerous challenges in the financial services industry, which is characterized by increasingly rapid change, evolving customer demands and intense competition. Some of the broader trends within the financial services industry that directly impact our business include:

•	Continued competitive pricing pressure on trading commissions within certain customer segments and on consumer loan originations;

•	Continued margin compression and low market volatility within market-making;

•	Continued market uncertainty and macroeconomic factors that could result in volatility in market volumes and trading activity; and

•	Changes in interest rates and continued pressure on the spread between the interest we earn on interest-earning banking assets and that which we pay on interest-bearing banking liabilities.

Our financial results are presented as two segments, brokerage and banking, which have different characteristics. The brokerage segment generates revenues primarily from customer trading, market-making activities, proprietary trading, margin lending and brokerage-related fees. The banking segment generates revenues primarily from its diversified interest-earning assets (banking assets held which earn interest income), gains on sales of loans and banking-related service charges and fees from asset management. During 2004, exclusive of intersegment revenues, the brokerage segment generated approximately 60% and the banking segment generated 40% of the Company’s consolidated net revenues.

In 2005, we realigned our organizational structure and operations around our retail and institutional customers. For retail, the realignment will integrate the management and operations of our brokerage, banking and lending businesses, focusing on delivering integrated product and service offerings to the retail customer. For institutional, the realignment will integrate the management and operations of balance sheet management, market making and institutional sales trading, focusing on creating a more significant capital markets business that will leverage our retail customer base. We believe that the organizational realignment will help us to better execute on our vision.

We have and will continue to seek opportunities to:

•	Deepen customer relationships by rewarding the retail customer for depth of the overall relationship with enhanced functionality. In February 2005 we introduced E*TRADE Complete, an integrated financial services solution that will enable our customers to manage all their trading, investing, banking and borrowing relationships in a consolidated manner. We expect this product to further differentiate us from our competitors, attract and retain more of our retail customer’s assets and result in utilizing more of our financial solutions.

•	Integrate our technology and service operations. In September 2004 we converted from multiple processing and clearing systems to ADP Services, creating a scalable and cost efficient single platform.

E*TRADE Complete is intended to leverage technology to help customers optimize cash and credit by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit.

•	Enhance our products to make them more compelling to our customers by offering an attractive combination of price, service and functionality. In 2004 we paid out approximately $1.8 million through our 12b-1 rebate program, offered the lowest-cost index funds and offered no-fee IRAs. In February 2005 we announced a refined customer segmentation model that included new pricing, lowered segment qualification criteria and service enhancements for our three primary retail customer segments.

The Company intends to increase marketing spend in 2005, targeting certain customer segments. For these customer segments, the marketing will be focused on increasing customer usage and aggregating customer assets by communicating trading, investing, banking and lending integrated solutions that meet the needs of our retail customers.

Our financial performance has enabled us to generate significant operating cash flows and as a result, our Board of Directors determined that using a portion of our cash to reduce outstanding debt and outstanding common stock will likely create long-term value for the Company’s shareholders and consequently approved three separate repurchase programs totaling $500 million over the past two years. Through these programs, we have reduced the amount of our long-term debt and repurchased a portion of our outstanding common stock. For example, we reduced our long-term debt from $695.3 million at December 31, 2003 to $585.6 million at December 31, 2004, and repurchased 13.7 million shares of our common stock in 2004. These activities have helped us lower our debt to equity ratio and increase our earnings per share. At December 31, 2004, we had approximately $238.0 million available under these authorized plans to purchase additional shares of common stock or retire additional debt. We will continue to strengthen our financial position by deploying cash to grow our business, retire debt, repurchase shares and explore other strategic opportunities.

Further Discussion

The remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations is organized as follows:

•	Results of Operations provides insight into the reasons that the financial performance of our Company changed during the past three years;

•	Liquidity and Capital Resources describes how we obtained and used cash to operate the business;

•	Summary of Critical Accounting Policies and Estimates describes key accounting policies and estimates that are critical to the way we measure and report on our financial performance; and

•	Risk Factors describe the risks, obstacles and challenges that we face that could adversely affect our future operations and financial performance.

RESULTS OF OPERATIONS

During 2004, our net income was $380.5 million compared to $203.0 million in 2003. The increase in net income from 2003 to 2004 is primarily due to:

•	an increase in our brokerage and banking revenues, see Analysis of Brokerage and Banking Revenues;

•	a decrease in expenses excluding interest, most significant of which, was the decrease in facility restructuring and other exit charges, see Expenses Excluding Interest;

•	a decrease in the amount of gains on sales of our investment in Softbank Investment Corporation (“SBI”), offset by losses that resulted from the early retirement of our subordinated convertible notes, see Other Income (Loss); and

•	an increase in net gain on disposal of discontinued operations, see Discontinued Operations.

Revenues

Key Revenue Drivers

The key revenue drivers that we use to measure and explain the results of our operations are presented in the following table:

	Revenue Type	Year Ended December 31,			Percentage Change
		2004	2003	2002	2004 versus 2003	2003 versus 2002
Daily average revenue trades (“DART”s)	Brokerage	129,285	119,260	87,464	8%	36%
Average commission per revenue trade	Brokerage	$10.75	$11.32	$13.48	(5)%	(16)%
Average margin balances (in millions)	Brokerage	$2,060	$1,225	$1,250	68%	(2)%
Average net interest spread (basis points)	Banking	207	150	146	38%	3%
Average interest-earning assets (in millions)	Banking	$22,332	$17,165	$13,704	30%	25%

Brokerage Revenues

The brokerage segment earns a majority of its revenues from commissions and brokerage interest income from margin lending. Commissions and brokerage interest income together represented 57% of total brokerage revenues in 2004 and 55% in 2003 and 2002.

•	Our brokerage revenues are largely dependent on the number of DARTs that we process, which is in turn dependent on overall trading volumes in the securities markets. DARTs have increased over the past three years as a result of a resurgence in market activity from the lows experienced in 2001. Improvement in DARTs, partially offset by reductions in average commission per revenue trade, drove our commission revenues up over the past three years.
•	Our average commission per revenue trade is based on the mix of trades between 1) Active Traders, Serious Investors and Main Street Investors; 2) domestic and international; and 3) retail and professional trading activities. Average commission per revenue trade has declined due to lower pricing offered to retail customers. Although these pricing reductions have decreased the average commission per revenue trade, they have contributed to improving overall volume, which in turn, improve DARTs and commission revenues.
•	Our brokerage interest income is driven largely from the level of margin balances our customers hold. Historically these balances have increased with increases in trading activity and/or higher equity volumes in the overall securities markets. Average margin debt increased 68% from 2003 to 2004, improving brokerage interest income. Brokerage interest income decreased from 2002 to 2003 driven largely by reduced average margin balances and declining rates.

Banking Revenues

The banking segment earns a significant amount of its revenues from interest earned on its diversified interest-earning assets (assets held by the banking segment which earn interest income). Net banking interest income, net of provision for loan losses, represented 73%, 42% and 48% of total banking revenues for 2004, 2003 and 2002, respectively. The 2004 increase in net banking interest income as a percentage of total banking revenue, resulted primarily from the combination of increased net interest spread and higher average interest-earning assets and a reduction of gains on the sale of loans and securities.

•	Factors that affect net interest spread include the volume, price, mix and maturity of interest-earning assets; the use of derivative instruments to manage interest rate risk; market rate and yield curve fluctuations; and asset quality. In addition, interest expense is principally affected by our mix of interest-bearing liabilities, the interest rates we pay on these liabilities and the relative proportions of lower-cost funds such as our SDA product to other higher-cost funds.

•	Net interest spread increased to 207 basis points in 2004 from 150 basis points in 2003 and 146 basis points in 2002. The increase in net interest spread is primarily due to lower cost of funds. During 2004, our cost of funds were reduced by our sweeping brokerage customer funds and free credits to the SDA, offering customers a competitive interest rate and, at the same time, reducing certain of our higher-rate funds, such as certificates of deposit. The SDA balance has grown to $6.2 billion at December 31, 2004 from $4.3 billion at December 31, 2003.
•	Average interest-earning assets increased in 2004 and 2003 by 30% and 25%, respectively, from the prior comparable years. Our level of average interest-earning assets depends on the relative volumes of our purchases and sales of mortgage-backed securities, available-for-sale securities and home equity line of credit (“HELOC”) portfolios.

Expenses Excluding Interest

Total expenses excluding interest decreased 13% to $1.1 billion in 2004 from $1.2 billion in 2003. This decrease was primarily a result of our 2003 restructuring plan (the “2003 Restructuring Plan”) for which we recorded a charge of $112.6 million in 2003. The 2003 Restructuring Plan, initiated in mid-2003, was focused on creating additional operating leverage by exiting unprofitable product offerings and consolidating operations that included:

•	closure of the E*TRADE FINANCIAL Center in New York. This Center encompassed approximately 31,000 square feet, was used by customers to access the Company’s products and services and served as an introduction point for new customers to the Company’s products and services. Although we continue to operate Centers to provide our retail customers personal access to our team of licensed relationship specialists, we have done so on a significantly reduced scale at a significantly reduced operating cost. Our current Centers are approximately 4,000 square feet, with annual operating costs of approximately $0.4 million;
•	closure of 43 E*TRADE FINANCIAL Target Zones. We terminated the Zones in Target stores, in part because they were unprofitable and we have focused on other methods of reaching our current and potential customers in a more efficient manner;
•	consolidation within our Menlo Park and Rancho Cordova, California facilities. These facilities were used for corporate and administrative functions and were exited as the we consolidated our employees into nearby offices and moved certain functions to our offices in Virginia; and
•	elimination of unprofitable products that included such offerings as stock baskets and electronic advisory services.

In 2004, we recognized further benefits of the 2003 Restructuring Plan, as costs, such as, occupancy and equipment and depreciation and amortization decreased as compared to 2003. These decreases were offset by increases in commissions, clearance and floor brokerage that resulted from an increase in our executed trades as market activity increased and an increase in professional services that resulted from our back office conversion from BETA Systems to ADP Services and compliance with the Sarbanes Oxley Act.

Compensation and benefits include employee salary, bonus, sales and trading commissions, temporary employee services and other related benefit costs. Over the past three years, compensation and benefits have remained relatively flat as a percentage of revenues. Of the components, employee bonus is the most variable as the amounts are based on certain employee and Company targets being met. We have accrued for employee and officer bonuses, which are paid out in the first quarter of the following year, in amounts of approximately $62.0 million for 2004, $61.4 million for 2003 and $15.7 million for 2002. Of these, amounts to executive officers represented $15.6 million for 2004, $14.1 million for 2003 and $4.0 million for 2002.

Advertising and market development include production and placement of advertisements on television and in print, direct mail marketing and promotions, website advertising and advertising agency fees. Advertising and market development increased approximately 8% to $65.7 million in 2004 from 2003, primarily as a result of increased advertising spend during the fourth quarter of 2004. The amount spent on advertising is a function of both market opportunity and our belief that advertising and direct marketing help increase targeted customer acquisition and assets. For 2005, we expect to spend approximately $60 million more than we spent in 2004 for advertising and market development, unless market conditions significantly change from our expectations.

Professional services include legal, accounting and tax and technology and other consulting service fees. Professional services increased approximately 23% to $70.8 million in 2004 as compared to 2003. The increase was due to additional costs associated with our Sarbanes-Oxley compliance, back office conversion from BETA Systems to ADP Services and other projects initiated during the year.

Facility restructuring and other exit charges, which reflect expenses associated with facility consolidation, exit or write-off of unprofitable product lines and early termination of contracts, were $16.2 million in 2004, $134.2 million in 2003 and $15.4 million in 2002. The charges for 2003 resulted from the 2003 Restructuring Plan of $112.6 million, recognition of additional facility restructuring expense of $16.4 million, resulting from updated estimates of sublease income and a delay in sublease start dates anticipated in our 2001 Restructuring Plan and $5.3 million related to other exit activity. The charges in 2004 relate to updated estimates of sublease income and a delay in sublease start dates anticipated in our 2003 Restructuring Plan and additional charges due to resolution of a legal matter involving the Company’s exit activity from its Israeli joint venture of $14.5 million.

Other expenses include insurance, travel and related business expenditures, regulatory fees and claims and settlements. Other expenses decreased approximately 9% in 2004, as compared to 2003. The decrease is primarily due to non-recurring litigation settlements that occurred in 2003 of approximately $14 million. Of this amount, $7 million was attributable to a case in the brokerage segment and $7.2 million was attributable to a case in the banking segment.

Other Income (Loss)

Gain (loss) on sale and impairment of investments decreased 13% to a gain of $128.1 million in 2004 from $148.0 million in 2003. For both periods, these gains were primarily from sales of our shares in SBI. We sold shares of SBI resulting in a gains of $130.6 million and $151.7 million in 2004 and 2003, respectively.

Loss on early extinguishment of debt was $23.0 million in 2004 and none in 2003. Loss on early extinguishment of debt was primarily the result of our early redemptions of our 6.00% and 6.75% convertible subordinated notes for cash. The loss recognized is attributed to the premium paid on redemption in accordance with the redemption of the notes and write-off of unamortized debt issuance costs of $19.4 million. In addition, we paid down $50 million in FHLB advances, resulting in an early termination fee of approximately $2.4 million and an early call of a $24.2 million Floating Rate Junior Subordinated Debenture, resulting in a $1.1 million loss recorded as loss on early extinguishment of debt for the remaining unamortized discount and issuance costs incurred when the debenture was originally issued.

Income Tax Expense (Benefit)

Our effective income tax rate was approximately 32% and 36% for 2004 and 2003, respectively. The reduction in our 2004 tax rate was principally the result of two items. First, during 2004 the Company reached a favorable tax settlement with the Internal Revenue Service. This agreement resolved various issues for all federal tax liabilities through 2000, including most notably certain research and development credit claims. As a result of the settlement, reductions in income tax expense of $22.4 million were recorded. In addition, we recognized a $12.2 million tax benefit from our excess tax basis in a partnership interest that was sold during 2004.

Discontinued Operations

In 2004, we completed the sale of substantially all of the assets and liabilities of E*TRADE Access for $107.0 million in cash. The sale resulted in a $57.5 million pre-tax gain ($31.4 million, net of taxes). We have also reflected E*TRADE Access’ results of operations as discontinued operations in the consolidated financial statements, which were relatively consistent over the past three years.

Analysis of Brokerage and Banking Revenues

Brokerage Revenues

Brokerage revenues contributed approximately 60% of our net revenues in 2004. Brokerage revenues increased 5% to $924.2 million in 2004 and 2% to $879.1 million in 2003 from the comparable prior year periods. The increases in 2004 and 2003 were largely due to increased commissions and principal transactions and increased brokerage interest income in 2004.

The following table sets forth the components of net brokerage revenues and dollar and percentage change information for the periods indicated (dollars in thousands):

	Year Ended December 31,			Variance
				2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Brokerage revenues:
Commissions	$349,539	$337,468	$294,791	$12,071	4%	$42,677	14%
Principal transactions	252,162	229,846	223,531	22,316	10%	6,315	3%
Other brokerage-related	163,686	177,682	174,263	(13,996)	(8)%	3,419	2%
Brokerage interest income	177,362	144,379	182,103	32,983	23%	(37,724)	(21)%
Brokerage interest expense	(18,524)	(10,305)	(12,515)	(8,219)	(80)%	2,210	18%

Net brokerage revenues	$924,225	$879,070	$862,173	$45,155	5%	$16,897	2%

The following table presents key drivers and additional indicators that we consider important in measuring performance and explaining brokerage revenues:

				Percentage Change
	Year Ended December 31,			2004 versus 2003	2003 versus 2002
	2004	2003	2002
Daily average revenue trades (“DART”s)	129,285	119,260	87,464	8%	36%
Average commission per revenue trade	$10.75	$11.32	$13.48	(5)%	(16)%
Total brokerage revenue trades(1)	32,515,292	29,814,930	21,866,047	9%	36%
Active brokerage accounts, end of period(2)	2,956,090	2,848,625	3,690,916	4%	(23)%
Average (dollars in millions):
Customer margin balances	$2,060	$1,225	$1,250	68%	(2)%
Customer money market fund balances	$3,286	$6,659	$7,743	(51)%	(14)%
SDA balances	$5,009	$877	$—	471%	*
Stock borrow balances	$1,088	$366	$317	197%	15%
Stock loan balances	$1,318	$675	$441	95%	53%
Customer credit balances	$2,385	$2,134	$1,471	12%	45%

(1)	Total brokerage revenue trades include domestic, international and professional revenue trades.
(2)	We consider a brokerage account “active” if the account has an asset balance of at least $25 at the end of the quarter, if a trade has been made in the account in the past six months or if the account was opened in connection with a corporate employee stock benefit program.

Commissions are earned when customers execute trades. The primary factors that affect our commissions are DARTs and average commission per revenue trade. The average commission per revenue trade is impacted by the mix between and within our domestic, international and professional businesses. Each business has a different pricing structure, unique to its customer base, and as a result, a change in the executed trades between these businesses impacts average commission per revenue trade. Each business has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per revenue trade. Our commission revenue does not include revenues from our brokerage institutional customers, which are included in principal transactions. For both 2004 and 2003, commissions, which constitute the largest portion of our net brokerage revenues increased 4% and 14%, respectively, from the prior comparable year.

•	DARTs increased in both 2003 and 2004 from the prior comparable year primarily as a result of a resurgence in market activity, which rose from the relatively low levels reached in 2001 during an industry-wide drop in trading activity, our acquisition of professional traders and our customer segmentation initiatives. During the first quarter of 2004, we launched Priority E*TRADE. Priority E*TRADE targeted Serious Investors and created a third tier in our retail price structure, offering base commission rates on equity and option trades for qualified customers of $12.99 per trade from $22.99 per trade. In June 2002 we implemented a program for Active Traders, creating a second tier in our retail price structure, offering a simplified $9.99 flat base commission rate program. Also in June 2002 we completed the acquisition of E*TRADE Professional which included professional traders that generally execute trades at a higher rate than our other customer segments.

•	With the implementations of the above mentioned retail pricing programs, average commission per revenue trade decreased in both 2004 and 2003 to $10.75 and $11.32 per trade, respectively from $13.48 in 2002. The overall decline in average commission per revenue trade came from increased volume from professional traders, reductions in the pricing offered to certain active traders, whose trades represented approximately half of retail trades and approximately one-third of total trades, and a reduction in commission per revenue trade from our international trading. Increased trading by professional traders reduces our average commission per revenue trade because professional traders are generally charged lower commissions than retail customers. Of the total $0.57 decrease in average commission per revenue trade from 2003 to 2004, pricing reductions and changes in the trade mix within each of the businesses contributed the majority with a decrease of $0.67 per average revenue trade. This was partially offset by a $0.10 increase resulting from the change in the mix of trades executed between domestic, international and professional businesses. Of the total $2.16 decrease from 2002 to 2003, the full year impact of professional traders contributed $1.65, change in retail pricing contributed $0.43 and our international operations contributed the remaining $0.08.

Principal transactions include revenues from institutional customers, market-making revenues and net gains on proprietary trading. The Company provides institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates. As such, our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities. Principal transactions increased from 2003 to 2004 due to increased market-making and gains on proprietary trading, partially offset by decreased institutional trading revenues. Principal transactions increased from 2002 to 2003 due to increases in institutional trading revenues and net gains on proprietary trading, offset by decreased market-making revenues.

•	Market-making revenues increased from $81 million to $91 million from 2003 to 2004 due to significantly increased volume from bulletin board stocks and to a lesser extent listed stocks, coupled with an increase in revenue capture on over-the-counter traded shares. Market-making revenues decreased from 2002 to 2003 by $8.7 million, although overall volumes of equity shares traded were nearly 50% higher in 2003 than in 2002, as trading in bulletin board stock comprised a larger portion of the mix of securities in which we make a market.

•	Net gains on proprietary trading increased from $24 million to $36 million from 2003 to 2004 due to increases in the number of trades, shares traded and revenue per share. Proprietary trading increased from 2002 to 2003 due to our acquisition of E*TRADE Professional in June 2002.

•	Institutional revenues were $125 million in both 2003 and 2004 as institutional trading activity remained relatively consistent from 2003 to 2004. Institutional revenues increased from 2002 to 2003 due primarily to our acquisition of Engelman in December 2002.

The components of other brokerage-related revenues and percentage change information were as follows (dollars in thousands):

				Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Other brokerage-related:
Account maintenance fees	$43,345	$55,757	$66,394	$(12,412)	(22)%	$(10,637)	(16)%
Stock plan administration	23,774	24,401	25,530	(627)	(3)%	(1,129)	(4)%
Payments for order flow	17,397	11,356	13,992	6,041	53%	(2,636)	(19)%
Proprietary fund revenues	11,013	18,158	9,222	(7,145)	(39)%	8,936	97%
FX margin revenue	9,950	7,059	3,874	2,891	41%	3,185	82%
ECN rebate fees	8,815	12,475	6,966	(3,660)	(29)%	5,509	79%
Other	49,392	48,476	48,285	916	2%	191	—%

Total other brokerage-related	$163,686	$177,682	$174,263	$(13,996)	(8)%	$3,419	2%

The decrease in other brokerage-related revenues from 2003 to 2004 is primarily due to decreases in account maintenance fees, proprietary fund revenues and electronic communication network (“ECN”) rebate fees, partially offset by increased payments for order flow and FX margin revenue. The increases in other brokerage-related revenues from 2002 to 2003 are primarily due to increase in proprietary fund revenues, ECN rebate fees, partially offset by decreases in account maintenance fees and payments for order flow.

•	Account maintenance fees are charged to customers’ accounts when they fall below specified balance and/or activity levels. The decrease in account maintenance fees from 2002 to 2004 was primarily due to a decrease in the number of accounts that were charged as customers either met the specified balance and/or activity levels, closed their accounts or had their account value taken to $0 as a result of the account maintenance fee.

•	Stock plan administration revenues result from our providing corporate customers with full-service assistance and software to manage their employee stock benefit plans. The fluctuations in these revenues are a function of activity with customers, which has remained fairly constant over the past three years.

•	The increase in payments for order flow from 2003 to 2004 was primarily due to the overall increase in trades and an increase in order flow received on option trades. The decrease in payments for order flow from 2002 to 2003 was partially attributable to the challenging environment that the listed market makers and specialists were operating under, which in turn, resulted in overall reductions in payments for order flow.

•	Proprietary fund revenues represents a portion of the fees earned on customer balances held in money market funds. These revenues decreased from 2003 to 2004 due to a decrease in customer average money market fund balances as customers moved funds to our SDA product. In October 2002, the Company began managing more funds on its own versus putting its customers’ money in an outside managed fund receiving management fees on these funds in lieu of interest. This change was the primary reason for the increase from 2002 to 2003.

•	FX, or foreign exchange, margin revenue has increased over the past three years primarily related to the increased activity in employee stock plans for our E*TRADE Corporate Services customers’ international employees.

•	ECN rebate fees represent rebates received for providing liquidity on ECNs. Liquidity is generally added to an ECN when orders are placed outside the current bid/ask price range for a particular security. ECN rebate fees decreased from 2003 to 2004 due to a decrease in shares executed which was due to a less volatile securities market. ECN rebate fees increased from 2002 to 2003, as a result of our acquisition of E*TRADE Professional in June 2002, which generates significant ECN rebate fees.

•	Other revenues comprise various brokerage-related service charges and fees charged to brokerage customers.

Brokerage interest income refers to interest income earned on margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market funds. Brokerage interest income primarily depends on average interest rates and average balances of assets upon which we earn interest. As interest rates fluctuate, so does the average rate that we earn on these assets. The increase in brokerage interest income from 2003 to 2004 was due to significant increases in average margin and stock borrow balances, partially offset by reduced margin rates earned. The decrease from 2002 to 2003 was primarily due to a reduction in average margin interest rates earned, customer average money market fund balances and interest income associated replacing third-party managed funds with our own. The reduction in customer average money market fund balances from 2002 to 2003 related to the sweep of customer money market fund balances into the SDA product beginning in 2003. Revenues on the balances in the SDA product are reflected in the net interest spread. In October 2002, we replaced third-party managed money market funds offered to our customers with our own money market funds. As a result, a portion of the third-party revenues we earned and previously recorded as brokerage interest income were subsequently recorded as proprietary fund revenues and classified as other brokerage-related revenues as the revenues related to our management of the money market fund assets. In early 2005, we provided investors notice that certain of these money market funds would be terminated and certain others would be managed by a third-party.

Brokerage interest expense includes interest paid to customers on credit balances, interest paid to banks and interest paid to other broker-dealers through our brokerage subsidiary’s stock loan program. Although we pay interest on most customer credit balances, we do not pay interest on certain credit balances such as those that result from short sales. We include brokerage interest expense in net brokerage revenues because it offsets gross brokerage interest income in the computation of net revenues. As with interest income, the key determinants of interest expense are average interest rates and average balances upon which we are required to pay interest. The increase from 2003 to 2004 was due to an increase in average stock loan and customer credit balances with a slight increase in average interest rates. The decrease from 2002 to 2003 was due to a decrease in average interest rates paid, partially offset by an increase in average stock loan and customer credit balances.

Banking Revenues

During 2004, net banking revenues, which represent approximately 40% of the Company’s net revenues, increased 8% to $603.8 million primarily because of a $203.8 million increase in net banking interest income, partially offset by a $120.9 million reduction in the gains on sales of originated loans. A 30% rise in our average balance of interest-earning assets, was the primary driver of a $219.9 million increase in our banking interest income. In addition, our ability to sweep an average of $4.1 billion of additional lower-cost SDA funds was a key driver in reducing interest expense and widening net interest spread by 57 basis points. Gains on sales of originated loans, which we generate when we lend money and subsequently sell the loans, decreased primarily as a result of higher interest rates which depressed the volume of mortgage refinancings made by E*TRADE Mortgage. Our banking interest income, interest expense and gain on sales of originated loans are each largely dependent upon interest rates. If interest rates rise, origination volumes, and correspondingly, our gain on the sale of originated loans, would likely decline and our net interest spread could increase. Conversely, if interest rates fall, we believe our revenues from mortgage originations will likely increase and our net interest spread could decline. At December 2004, 2003 and 2002, active banking accounts were 626,673, 638,345 and 511,298, respectively. Deposit accounts are considered “active” if the account was initially funded, remains open and is not abandoned or dormant under applicable Federal and State laws. Loan accounts are considered “active” if the Company holds the underlying obligations. Credit card accounts are “active” if the account has incurred a debit or credit within the prior month. The decline in customer accounts in 2004 primarily reflects a decline in retail deposit accounts, primarily higher-cost certificates of deposit while the increase in 2003 reflects overall increases in banking accounts including the addition of credit card accounts.

The components of our banking net revenues and the resulting variances were as follows (dollars in thousands):

				Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Banking revenues:
Banking interest income	$968,411	$748,527	$767,587	$219,884	29%	$(19,060)	(2)%
Banking interest expense	(491,931)	(475,824)	(548,659)	(16,107)	(3)%	72,835	13%
Provision for loan losses	(38,121)	(38,523)	(14,664)	402	1%	(23,859)	*
Gain on sales of originated loans	71,561	192,467	128,506	(120,906)	(63)%	63,961	50%
Gain on sales of loans held-for-sale and securities, net	57,853	97,261	80,256	(39,408)	(41)%	17,005	21%
Other banking-related revenues	35,988	35,821	12,006	167	—%	23,815	*

Net banking revenues	$603,761	$559,729	$425,032	$44,032	8%	$134,697	32%

*	Percentage not meaningful.

Banking interest income is earned from interest-earning banking assets (primarily loans receivable and mortgage-backed securities). Banking interest income increased $219.9 million in 2004. This increase was driven by a 31% rise in average loans receivable, net and a 30% rise in the average balance of mortgage-backed and other available-for-sale securities. The 2003 decrease reflects a lower average yield on the Company’s interest-earning assets due to the decline in market interest rates, which was partially offset by increases in average interest-earning banking asset balances and increases in higher yielding interest-earning assets, such as consumer loans.

Banking interest expense is incurred through interest-bearing banking liabilities, including customer deposits, advances from the FHLB and other borrowings. Banking interest expense increased 3% during 2004 from a 29% increase in average interest-bearing liabilities, significantly offset by a 57 basis point reduction in the average interest rate paid on those liabilities, reflecting the continued growth of the SDA. The decrease in banking interest expense during 2003 reflects a lower average cost of borrowings, partially offset by a 25% increase in the average interest-bearing liability balance.

Banking interest income and interest expense reflect income and expense on hedges that qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The following table shows the income (expenses) on hedges that are included in banking interest income and expense (in thousands):

				Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Banking interest income:
Banking interest income, gross	$985,535	$787,015	$808,454	$198,520	25%	$(21,439)	(3)%
Hedge expense	(17,124)	(38,488)	(40,867)	21,364	56%	2,379	6%

Banking interest income, net of hedges	968,411	748,527	767,587	219,884	29%	(19,060)	(2)%

Banking interest expense:
Banking interest expense, gross	(295,464)	(300,317)	(374,323)	4,853	2%	74,006	20%
Hedge expense	(196,467)	(175,507)	(174,336)	(20,960)	(12)%	(1,171)	(1)%

Banking interest expense, net of hedges	(491,931)	(475,824)	(548,659)	(16,107)	(3)%	72,835	13%

Net banking interest income	$476,480	$272,703	$218,928	$203,777	75%	$53,775	25%

Net interest spread is the difference between the weighted-average yields earned on interest-earning assets less the weighted-average rate paid on interest-bearing liabilities. Net interest spread increased to 2.07% in 2004 from 1.50% in 2003. The increase in 2004 reflects, among other things, a rise in the benefits generated by our SDA product and several other initiatives that we instituted during 2003 and 2004 to lower our cost of funds by shifting the structure of our deposits from time deposits to transactional accounts that carry a lower cost of funds than certificates of deposit. These initiatives helped to widen our net interest spread, which has had, and we expect will continue to have, a positive impact on our net banking revenues, even in a rising interest rate environment. We expect this positive impact to continue as additional benefits are received from these initiatives.

The increase in net interest income was partially offset by a $120.9 million decline in the gain on sales of originated loans, which we generate when we lend money and subsequently sell the originated loan. Gain on sales of originated loans, which includes gains on mortgage loans made by E*TRADE Mortgage and on consumer loans by E*TRADE Consumer Finance, declined during 2004 primarily because of reductions in the volume of direct-to-consumer mortgage loan originations resulting from rising interest rates in 2004. Conversely, the increase from 2002 to 2003 was due to an increased level of direct-to-consumer mortgage loan originations, which reflects higher refinance and home purchase volumes spurred by low mortgage interest rates during the period. Our 2003 results also reflected $4.8 million of gains from the sales of RV and marine loans, following the acquisition of E*TRADE Consumer Finance. The following table presents the net gains that the Company earned from the sales of originated loans (dollars in thousands):

				Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Gain on sales of originated loans:
Mortgage loans	$64,810	$187,655	$128,506	$(122,845)	(65)%	$59,149	46%
Consumer loans	6,751	4,812	—	1,939	40%	4,812	*

Total	$71,561	$192,467	$128,506	$(120,906)	(63)%	$63,961	50%

*	Percentage not meaningful.

If interest rates rise from the levels experienced in 2004, origination volumes, and correspondingly, our gain on the sales of originated loans, would likely decrease relative to what we experienced in 2004. If the Bank continues to diversify its asset portfolio through purchases and originations of higher-yielding asset classes, such as automobile, marine, RV and credit card loans, we will be managing assets that carry a higher risk of losses than our mortgage portfolio, which could lead to increases in charge-offs and fluctuations in revenue.

Gain on sales of loans held-for-sale and securities, net represents net gains from the sales of loans that the Company intended to sell within one year, as well as gains from the sales of securities sold by the Bank. The following table presents the net gains that the Company earned from the sales of loans held-for-sale and securities (dollars in thousands):

				Variance
	Year Ended December 31,			2004 vs. 2003		2003 vs. 2002
	2004	2003	2002	$ Amount	%	$ Amount	%
Gain on sales of securities, net:
Gain on sales of securities	$75,259	$97,780	$76,135	$(22,521)	(23)%	$21,645	28%
Impairment	(13,959)	(2,611)	(16,603)	(11,348)	*	13,992	84%
Gain (loss) on hedges	—	1,906	(5,380)	(1,906)	(100)%	7,286	*

Gain on sales of securities, net	61,300	97,075	54,152	(35,775)	(37)%	42,923	79%

Gain (loss) on sales of loans held-for-sale, net:
Gains on sales of loans held-for-sale	4,557	33,588	59,249	(29,031)	(86)%	(25,661)	(43)%
Loss on hedges	(6,625)	(23,168)	(25,687)	16,543	71%	2,519	10%
Loss on prepayments	(1,379)	(10,234)	(7,458)	8,855	87%	(2,776)	(37)%

Gain (loss) on sales of loans held-for-sale, net	(3,447)	186	26,104	(3,633)	*	(25,918)	(99)%

Total	$57,853	$97,261	$80,256	$(39,408)	(41)%	$17,005	21%

*Percentage	not meaningful.

The $22.5 million decline in the gain on sales of securities in 2004 reflects a $36.5 million decline in the gain from sales of interest-only and mortgage-backed securities, offset by a $14.0 million increase in the gain from the sales of trading and investment securities. During 2004, the Company recognized other-than-temporary impairments on the value of its mortgage-backed interest-only securities and asset-backed securities of $12.4 million and $1.6 million, respectively, compared with a $2.6 million impairment on the value of interest-only securities in 2003. The $21.6 million increase in the gain on sales of securities in 2003 was primarily attributable to a $53.5 million increase in the gain from sales of interest-only securities, offset by a $31.4 million decrease in the gain from sales of investment and trading securities.

The gain (loss) on sales of loans held-for-sale, net declined during 2004 and 2003, from the prior years’ results primarily because of a rise in interest rates, which lowered the volume of loan originations and the corresponding loan sales. The results for 2004 reflect offsetting losses on hedges, which the Company entered into to protect against the impact of changes in interest rates on market prices and future cash flows. Gain on sales of loans held-for-sale, net decreased in 2003 primarily because of a $25.7 million decline in the volume of correspondent loan sales and securitizations, which in turn, stemmed from an intentional reduction in our sales of loans due to market conditions. The Company recognized loan prepayment losses of $1.4 million in 2004 compared with $10.2 million in 2003 and $7.5 million in 2002 as a result of relatively higher interest rates in 2004 which reduced the volume of loans that refinanced and prepaid.

Other banking-related revenues stemmed from a variety of sources and in 2004, included $14.0 million of banking fees imposed on deposit and transactional accounts; $5.1 million of loan servicing fees; $8.0 million of fees earned from proprietary mutual funds; $5.5 million of credit card fees and $3.3 million for collateralized debt obligation management.

The provision for loan losses reflects the Company’s estimate of loan losses that occurred in the current period and adjustments to prior period estimates. We adjust this provision to reflect changes in the size, composition and seasoning of the loans that the Bank holds. A seasoned loan is a loan that has been in existence long enough for the borrower to demonstrate a history of good payments.

Although the provision remained relatively flat in 2004 compared to 2003 at $38.1 million and $38.5 million, respectively, the provision related to real estate and home equity loans increased significantly while the provision related to consumer loans decreased significantly. The increase in the provision for real estate and home equity loans was driven by the purchase of $2.1 billion of unseasoned HELOCs, which generally have higher delinquencies and charge-offs than one-to-four single family loans. The decrease in the provision for consumer loans was due to the continued seasoning and lower charge-offs related to our consumer loan portfolio, which consists primarily of loans secured by RVs, marine assets and automobiles. This decrease more than offset the increase in the consumer provision related to credit card receivables that had been acquired in 2003 and 2004 and are, as yet, relatively unseasoned and experiencing higher charge-offs in 2004 as compared to 2003.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer(1)		Real Estate and Home Equity(2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held-for- investment
December 31, 2004	$29,686	0.72%	$17,995	0.24%	$47,681	0.41%
December 31, 2003	$32,185	0.75%	$5,662	0.15%	$37,847	0.46%

(1)	Primarily RV, automobile and credit card loans.
(2)	Primarily one-to-four family mortgage loans and home equity lines of credit.

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

Cash Provided by Operating Activities

The following table presents those significant items affecting our operating cash position for the periods indicated (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$380,483	$203,027	$(186,405)
Selected non-cash charges:
Depreciation, amortization and discount accretion	398,297	443,746	325,980
Non-cash restructuring costs and other exit charges	15,029	70,811	11,880
Cumulative effect of accounting change	—	—	293,669
Net effect of changes in brokerage-related assets and liabilities	105,269	(103,595)	102,996
Net loans held-for-sale activity	793,457	710,378	2,533,052
Net trading securities activity	231,956	(454,905)	(354,565)
Other assets	(84,778)	72,867	(333,461)
Total other net activity*	(209,123)	(259,526)	(174,155)

Net cash provided by operating activities	$1,630,590	$682,803	$2,218,991

*	Refer to the consolidated statements of cash flows for further detail.

During 2004, cash provided by operating activities increased due to an increase in cash flows from net trading activity of $0.7 billion, a change in net brokerage-related assets and liabilities of $0.2 billion and increased net income of $0.2 billion. The increase in cash flows from trading activity was due to a rise in the volume of trading securities sold during 2004.

During 2003, cash provided from operating activities decreased primarily due to decreased gains from loans held-for-sale and increased losses from trading activities. Offsetting these decreases were sales of our shares in SBI, generating approximately $157.1 million in gains.

During 2002, cash provided from operating activities was primarily driven by an increase in loans held-for-sale activity. This increase reflects the decision to reclassify $2.7 billion in loans held-for-investment to loans held-for-sale and the subsequent sale of these loans to fund the purchase of a more diverse portfolio of loans, including consumer loans, and the acquisition of E*TRADE Consumer Finance. We used the cash generated from the sale of these loans and additional $3.3 billion that we raised through financing activities to pay for a series of investments in our business, which included net purchases of mortgage-backed and investment securities totaling $3.5 billion and the purchase of E*TRADE Consumer Finance for $1.9 billion.

Share Repurchases and Debt Retirements

From time to time our Board of Directors authorizes share repurchase and debt retirement plans, as they determine that they are likely to create long-term value for our shareholders. The recently authorized plans are open-ended and provide the flexibility to buy back common stock, redeem for cash the Company’s outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. Under these authorized plans, we have repurchased some of our common stock and retired some of our convertible subordinated notes.

In 2004, we repurchased 13.7 million shares of our common stock for an aggregate $175.8 million. Also in 2004, we used $86.2 million in cash for a partial redemption of our 6.75% convertible subordinated notes. In 2003, we did not repurchase any shares of our common stock. In 2002, we repurchased 10.2 million shares of our common stock for an aggregate $43.5 million. Also in 2002, we retired 5.0 million shares of our common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable.

As of December 31, 2004, we had approximately $238.0 million available under these authorized plans to purchase additional shares of common stock or retire additional debt.

8.00% Senior Notes Due June 2011

In June 2004, we completed a private offering of an aggregate principal amount of $400 million in senior notes due June 2011 (the “8.00% Notes”). The 8.00% Notes bear interest at 8.00%, payable semi-annually, and are non-callable for four years and may then be called by us at a premium, which declines over time. We entered into an interest rate swap agreement effective December 1, 2004 on $50 million of the 8.00% Notes. Under this swap agreement, we pay a variable rate of interest based on 3 month LIBOR plus 3.49%. The swap agreement is treated as an effective fair value hedge pursuant to SFAS No. 133. The indenture governing the 8.00% Notes contains various covenants and restrictions that limit how we may conduct our business. As a result of these covenants and restrictions we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities.

6.75% Convertible Subordinated Notes Due May 2008

In May 2001, we completed a private offering of an aggregate principal amount of $325 million of the 6.75% convertible subordinated notes due May 2008 (the “6.75% Notes”). The 6.75% Notes were convertible, at the option of the holder, into a total of approximately 29.7 million shares of our common stock at a conversion price of $10.925 per share. The 6.75% Notes bore interest at 6.75%, payable semiannually, were non-callable for three years and were subsequently callable by us at a premium, which declined over time. In June 2004, we called $162.5 million of the 6.75% Notes and in July 2004 called the remaining $162.5 million. Of these notes, total principal of $81.3 million was converted into 7.4 million shares of our common stock, with $1.3 million recorded in additional paid-in capital for its portion of the premium and unamortized debt offering costs. The remaining principal of $243.7 million was redeemed for cash.

6.00% Convertible Subordinated Notes Due February 2007

In February and March 2000, we completed a private offering of an aggregate principal amount of $650 million of the 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”). The 6.00% Notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share (7.8 million shares based on the $185.2 million principal amount of notes outstanding at December 31, 2004). The 6.00% Notes bear interest at 6.00%, payable semiannually, and are non-callable for three years and may then be called by us at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. Through 2003, we retired $279.7 million of the 6.00% Notes. In July 2004, we called $185.2 million of the 6.00% Notes for cash. We are not subject to any restrictive covenants in connection with the 6.00% Notes.

Other Sources of Liquidity

At December 31, 2004 we had financing facilities totaling $400.0 million to meet the needs of E*TRADE Clearing. These facilities, if used, would be collateralized by customer securities. There were no amounts outstanding at December 31, 2004 and 2003 under these lines. At December 31, 2004, we also had a total of $39.8 million of loans outstanding, collateralized by equipment owned by us, which we used to finance fixed-assets purchases. In addition, we have numerous agreements with other broker-dealers to provide financing under our stock loan program.

In our banking operations, we seek to maintain a stable funding source for future periods, in part, by attracting core deposit accounts that tend to be relatively stable even in a changing interest rate environment. Typically, time deposit accounts, transactional accounts and accounts that maintain a relatively high balance provide a relatively stable source of funding. In 2003, we began sweeping brokerage customer money market fund balances to the Bank, which were previously held in money market funds not on our balance sheets. On average, our retail banking customers maintained 1.49 accounts with a balance of $20,370 at December 31, 2004. Savings and transactional deposits increased from $316.8 million at December 31, 2003 to $431.0 million at December 31, 2004, a 36% increase. Retail certificates of deposit decreased from $3.2 billion at December 31, 2003 to $2.1 billion at December 31, 2004, or 36%. Brokered certificates of deposit increased from $292.5 million at December 31, 2003 to $294.6 million at December 31, 2004 or 1%.

We also rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. Total banking-related borrowings increased 80% from $6.5 billion at December 31, 2003 to $11.7 billion at December 31, 2004. At December 31, 2004, the Bank had approximately $6.2 billion in additional borrowing capacity.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Due in					Thereafter	Total
	2005	2006	2007	2008	2009
General obligations:
Convertible and senior notes(1)	$42,287	$42,287	$217,268	$31,177	$31,177	$445,553	$809,749
Operating lease payments	22,185	21,793	21,042	20,176	18,110	29,649	132,955
Venture capital funding commitments(2)	11,425	10,000	9,750	—	—	—	31,175
Facility consolidation obligations(3)	9,927	8,272	5,201	3,818	3,003	1,787	32,008
Capital lease payments	163	—	—	—	—	—	163
Other commitments(4)	26,200	—	—	—	—	—	26,200

Total general obligations	112,187	82,352	253,261	55,171	52,290	476,989	1,032,250

Banking obligations:
Mandatorily redeemable preferred securities(1)	15,776	15,776	15,776	15,776	15,776	624,329	703,209
Certificates of deposit(5)(6)	1,639,196	385,203	248,345	94,032	73,275	31,318	2,471,369
Other borrowings by bank subsidiary(6)	10,264,844	335,247	276,884	234,642	222,723	336,698	11,671,038
Loan commitments:
Originate loans(7)	566,941	—	—	—	—	—	566,941
Purchase loans	178,248	—	—	—	—	—	178,248
Sell mortgages	(92,451)	—	—	—	—	—	(92,451)
Security commitments:
Purchase securities	372,014	—	—	—	—	—	372,014
Sell securities	(856,059)	—	—	—	—	—	(856,059)

Total banking obligations	12,088,509	736,226	541,005	344,450	311,774	992,345	15,014,309

Total contractual obligations	$12,200,696	$818,578	$794,266	$399,621	$364,064	$1,469,334	$16,046,559

(1)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(2)	Estimated based on investment plans of the venture capital funds.
(3)	Included in the facilities restructuring accrual.
(4)	Payments related to litigation and acquisitions.
(5)	Does not include demand deposit, money market or passbook savings accounts, as there are no maturities and/or scheduled contractual payments.
(6)	Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2004. Interest rates were assumed to remain flat over the life of all adjustable rate instruments.
(7)	Contains optional commitment to originate.

At December 31, 2004, the Bank also had commitments of $1.5 billion of unused lines of credit available to customers under HELOCs and $1.5 billion of unused credit card lines. Since these lines may be used at the customers’ discretion, there are no scheduled maturities or payments.

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

Allowances for loan losses and uncollectible margin loans

Management evaluates the Bank’s loan portfolio and establishes an allowance that it believes is at least equal to the probable losses inherent in its loan portfolio. When establishing this allowance, management considers a number of factors including historical and industry loss rates, estimated cash flows and collateral values. In addition, management also considers numerous quantitative factors that may influence the overall credit performance of the Bank’s loans, such as adjustments to policies and procedures, changes affecting third-party service providers and other market factors. This analysis is performed both for individual loans with large balances, as well as for groups of loans with similar risk characteristics. Although the Company has considerable experience in performing these reviews, if management’s underlying assumptions prove to be inaccurate or significant unanticipated changes to the national or regional economies occur, the allowance for loan losses would have to be adjusted. If the loan losses that we actually incur are significantly different from our estimates, it may be necessary to increase or decrease the allowance for loan losses in the future. At December 31, 2004, our allowance for loan losses was $47.7 million on $11.6 billion of loans we intend to hold for investment.

In addition to our banking loans, we extend credit to brokerage customers in the form of margin loans. At December 31, 2004, margin accounts had approximately $2.2 billion in outstanding margin loans for which we provided an allowance for uncollectible margin loans of $2.0 million based on historical experience, as well as the review of certain individual customer accounts and the specific identification of uncollectible amounts.

Classification and valuation of certain investments

The classification of an investment determines its accounting treatment. We generally classify our investments in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities, asset-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. Investment classifications are subject to ongoing review and change. When possible, the fair value of securities is determined by obtaining quoted market prices. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. If our estimates change, we may recognize additional losses. Both unrealized and realized gains and losses on trading securities held by our Bank are recognized in gain on sales of loans held-for-sale and securities, net. Our brokerage operations hold trading securities for market-making purposes and record the net gains in revenues as principal transactions. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Declines in fair value that we believe to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for our banking investments and gain (loss) on sale and impairment of investments for our brokerage and corporate investments.

Impairment of mortgage-backed or asset-backed securities is recognized when management estimates the fair value of a security is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security fails both tests, the Company writes the security down to fair value in the current period. The Company assesses securities for impairment at each reported balance sheet date.

We have investments in certain publicly-traded and privately-held companies, which we evaluate for other-than-temporary declines in market value. During 2004, we recognized $18.4 million of losses from other-than-temporary declines in market value related to our investments.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a “hedge,” which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow at the time it is purchased. In order to qualify for hedge accounting treatment, a derivative must be designated as such by management, who must also continue to demonstrate that the instrument effectively reduces the risk associated with that item. We designated substantially all derivatives we held on December 31, 2004 as hedges.

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

Estimates of effective tax rates, deferred taxes and valuation allowances

In preparing our consolidated financial statements, we estimate our income tax expense based on the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, which we show as other assets on our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statements of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which reduces our overall income tax expense.

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in our business operations, implementation of tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period. Taxes are discussed in more detail in Note 19 of the consolidated financial statements.

Our net deferred tax asset as of December 31, 2004 and 2003 was $41.1 million and $84.5 million respectively, net of a valuation allowance of $52.7 million and $70.2 million, respectively.

Valuation of goodwill and other intangibles

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with

SFAS No. 142, Goodwill and Other Assets. In 2004, we performed our annual impairment test of goodwill with the assistance of a third party. This evaluation indicated that no additional impairment charge was necessary. Our recorded goodwill at December 31, 2004 was $395.0 million, and we will continue to evaluate it for impairment at least annually.

The Company’s recorded intangible assets at December 31, 2004 were $134.1 million, which have useful lives between three and thirty years. We evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization in accordance with SFAS No. 142. If our estimates of useful lives change, the unamortized cost is allocated to the revised useful life and amortized over that period in a manner consistent with which that asset is consumed or contributes to the net revenues of the Company.

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

RISK FACTORS

Risks Relating to the Nature of the Financial Services Business

Many of our competitors have greater financial, technical, marketing and other resources

Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. Many also have greater name recognition, greater market acceptance and larger customer bases. These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services than we do. Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services. This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

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

The Bank’s diversification of its asset portfolio may increase the level of charge-offs

As the Bank diversifies its asset portfolio through purchases and originations of higher-yielding asset classes, such as RV and marine loans and credit card portfolios, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan loss would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan loss requirements could adversely affect our financial results, if those higher yields do not cover the provision for loan losses.

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

Risks associated with principal trading transactions could result in trading losses

A majority of our specialist and market-making revenues at ETCM-ES are derived from trading by ETCM-ES as a principal. ETCM-ES may incur trading losses relating to the purchase, sale or short sale of securities for its own account, as well as trading losses in its specialist stocks and market maker stocks. From time to time, ETCM-ES may have large positions in securities of a single issuer or issuers engaged in a specific industry. ETCM-ES also operates a proprietary trading desk separately from its specialist and market maker operations, which may also incur trading losses.

Certain portions of our professional business are also involved in proprietary trading, in which the firm provides capital that is used for trading by employees and others. As with ETCM-ES’s business, the proprietary trading positions of E*TRADE Professional may also result in trading losses.

Reduced grants by companies of employee stock options could adversely affect our results of operations

E*TRADE Financial Corporate Services is a provider of stock plan administration and options management tools. The FASB has issued new rules that will require companies to value and expense stock options they grant to their employees and employee stock purchase plan transactions in which the terms are more favorable to those available to all holders of the same class of shares beginning in mid-2005. This may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the new FASB statement. Additionally, we may see a reduction in commission revenues as fewer options would be available for exercise and sale by the employees of these companies.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist and market-making community and reduced payment for order flow revenues for us. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, also adversely affecting revenues generated by ETCM-ES.

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, ECNs have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, ETCM-ES may experience a reduction in its flow of limit orders.

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has been significant consolidation in the online financial services industry over the last several years, and the consolidation is likely to continue in the future. Should we fail to take advantage of viable consolidation opportunities or if we acquire businesses that we are unable to integrate or manage properly, we could be placed at a competitive disadvantage. Acquisitions entail numerous risks including retaining or hiring skilled personnel, integrating acquired operations, products and personnel and the diversion of management attention from other business concerns. In addition, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings.

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

Risks Relating to the Regulation of our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our specialist and market maker operations in ETCM-ES.

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

As part of our institutional business we provide clients access to certain third-party research tools and other services in exchange for commissions earned. Currently, these activities are allowed by various regulatory bodies. However, changes have been proposed in the United Kingdom and the United States that may limit or eliminate altogether the services we could provide to clients in exchange for commissions. If these proposals are adopted, we may realize a decrease in our institutional commission revenues.

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

If we fail to comply with applicable securities, banking and insurance laws, rules and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, NYSE, NASD, Commodities Futures Trading Commission or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

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

Risks Relating to Owning Our Stock

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in the past and we may do so in the future. While we reported net income for 2004 and 2003, we reported a net loss of $186.4 million for 2002.

We expect that expensing stock options granted to our employees will have a material impact on our financial results

We are not currently required to record any compensation expense in connection with stock option grants to employees that have an exercise price at or above fair market value. In December 2004, however, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and we plan to adopt this statement effective July 1, 2005. We expect that the adoption of this statement will have a material impact on our net income and earnings per share for the last six months of fiscal 2005 and for subsequent periods. As a result of this impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

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

As a result of the covenants and restrictions contained in the indenture, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness could include more restrictive covenants.

We cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

Our corporate debt levels may limit our ability to obtain additional financing.

At December 31, 2004, we had an outstanding balance of $185.2 million in convertible subordinated notes and $400.0 million in senior notes. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 28% at December 31, 2004. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business; or
•	make us more vulnerable in the event of a downturn in our business.

The market price of our common stock may continue to be volatile

From January 1, 2003 through December 31, 2004, the price per share of our common stock has ranged from a low of $3.65 to a high of $15.40. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

CORPORATE OPERATIONS

Interest Rate Risk

At December 31, 2004, we had variable-rate loans outstanding of approximately $39.8 million and $17.2 million at December 31, 2003. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 100 basis points at December 31, 2004 and 2003, the interest payments would have increased by an immaterial amount.

Equity Security Price Risk

We currently hold an investment in SBI which is a Japanese yen denominated publicly traded equity security with a carrying value of $78.6 million and a gross unrealized gain of $66.3 million as of December 31, 2004. As the security’s market price and the value of the yen fluctuate, we are exposed to risk of a loss of some or all of the unrealized gains. We also hold another publicly-traded equity security with a carrying value of $11.3 million and a gross unrealized gain of $5.6 million as of December 31, 2004.

BROKERAGE OPERATIONS

Our brokerage operations are exposed to market risk related to changes in interest rates, foreign currency exchange rates and equity security price risk.

Equity Security Price Risk

At December 31, 2004 and 2003, we held equity security inventories in both listed and OTC securities on both a long and short basis of $25.8 million long, $16.7 million short and $11.6 million long and $5.0 million short, respectively, as part of our market-making, specialist and professional trading operations. A hypothetical 10% increase or decrease in the equities market would not have a material impact on the Company’s results of operations because the absolute value of either long or short inventory is not material and changes in value of short inventory would partially offset changes in value in long inventory.

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

BANKING OPERATIONS

As part of our banking operations, we acquire and manage interest-bearing assets and liabilities in the normal course of business. Interest-bearing instruments include investment securities, loans, deposits, borrowings and derivative financial instruments. These instruments are subject to changes in market value as interest rates change.

Interest Rate Risk

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to interest rate fluctuations. At December 31, 2004, approximately 46% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities at December 31, 2004 and 2003, with fair values of $567 million and $821 million, respectively.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at December 31, 2004 and 2003, because they result in negative interest rates.

The sensitivity of NPVE at December 31, 2004 and 2003 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE
	At December 31,				Board Limit
Parallel Change in Interest Rates (bps)	2004		2003
+300	$(158,207)	(9)%	$(278,901)	(26)%	(55)%
+200	$(69,671)	(4)%	$(175,696)	(16)%	(30)%
+100	$(2,321)	—%	$(76,145)	(7)%	(15)%
-100	$(149,651)	(9)%	$18,418	2%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at December 31, 2004 is characterized as “minimum.”

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

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.2 billion at December 31, 2004 and $0.3 billion at December 31, 2003, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of E*TRADE Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. E*TRADE Financial Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on our assessment we believe that, as of December 31, 2004, E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that E*TRADE Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements.

/s/    Deloitte & Touche LLP

McLean, Virginia

March 10, 2005

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

McLean, Virginia

March 10, 2005

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Cash and equivalents	$939,906	$921,364
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $0 at December 31, 2004 and $875,800 at December 31, 2003)	724,026	1,644,605
Brokerage receivables, net	3,034,548	2,297,778
Trading securities	593,245	832,889
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $10,113,049 at December 31, 2004 and $5,706,325 at December 31, 2003)	12,543,818	9,826,940
Other investments	46,269	49,272
Loans receivable (net of allowance for loan losses of $47,681 at December 31, 2004 and $37,847 at December 31, 2003)	11,505,755	8,130,906
Loans held-for-sale, net	279,280	1,000,487
Property and equipment, net	302,291	287,097
Derivative assets	115,867	59,990
Accrued interest receivable	117,131	92,565
Investment in Federal Home Loan Bank Stock	92,005	79,236
Goodwill	395,043	392,845
Other intangibles, net	134,121	126,032
Other assets	209,278	307,210

Total assets	$31,032,583	$26,049,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$3,618,892	$3,696,225
Deposits	12,302,974	12,514,486
Securities sold under agreements to repurchase	9,896,872	5,283,609
Other borrowings by Bank subsidiary	1,760,732	1,203,554
Derivative liabilities	52,208	79,303
Senior notes	400,452	—
Convertible subordinated notes	185,165	695,330
Accounts payable, accrued and other liabilities	587,086	658,415

Total liabilities	28,804,381	24,130,922

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2004 and 2003	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,302,801 at December 31, 2004 and 1,386,125 at December 31 2003	13	14
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 369,623,604 at December 31, 2004 and 366,636,406 at December 31, 2003	3,696	3,666
Additional paid-in capital	2,234,093	2,247,930
Deferred stock compensation	(18,419)	(12,874)
Retained earnings (deficit)	150,018	(230,465)
Accumulated other comprehensive loss	(141,199)	(89,977)

Total shareholders’ equity	2,228,202	1,918,294

Total liabilities and shareholders’ equity	$31,032,583	$26,049,216

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Brokerage revenues:
Commissions	$349,539	$337,468	$294,791
Principal transactions	252,162	229,846	223,531
Other brokerage-related revenues	163,686	177,682	174,263
Brokerage interest income	177,362	144,379	182,103
Brokerage interest expense	(18,524)	(10,305)	(12,515)

Net brokerage revenues	924,225	879,070	862,173

Banking revenues:
Banking interest income	968,411	748,527	767,587
Banking interest expense	(491,931)	(475,824)	(548,659)
Provision for loan losses	(38,121)	(38,523)	(14,664)
Gain on sales of originated loans	71,561	192,467	128,506
Gain on sales of loans held-for-sale and securities, net	57,853	97,261	80,256
Other banking-related revenues	35,988	35,821	12,006

Net banking revenues	603,761	559,729	425,032

Total net revenues	1,527,986	1,438,799	1,287,205

Expenses excluding interest:
Compensation and benefits	382,184	393,271	321,328
Occupancy and equipment	78,244	85,462	83,751
Communications	74,559	82,215	85,648
Professional services	70,826	57,461	53,404
Commissions, clearance and floor brokerage	156,814	151,318	167,259
Advertising and market development	65,673	60,880	70,191
Servicing and other banking expenses	36,525	38,352	45,424
Fair value adjustments of financial derivatives	(2,299)	15,338	11,662
Depreciation and amortization	82,853	89,506	104,766
Amortization of other intangibles	26,899	30,138	22,169
Facility restructuring and other exit charges	16,157	134,191	15,357
Acquisition-related expenses	248	1,859	11,473
Executive agreement	—	—	(23,485)
Other	94,063	103,811	69,978

Total expenses excluding interest	1,082,746	1,243,802	1,038,925

Income before other income (loss), income taxes, discontinued operations and cumulative effect of accounting change	445,240	194,997	248,280

Other income (loss):
Corporate interest income	6,692	6,550	12,612
Corporate interest expense	(47,525)	(45,592)	(47,716)
Gain (loss) on sale and impairment of investments	128,103	147,967	(20,302)
(Loss) gain on early extinguishment of debt, net	(22,972)	—	5,346
Equity in income (losses) of investments and venture funds	4,468	9,132	(682)

Total other income (loss)	68,766	118,057	(50,742)

Income before income taxes and discontinued operations	514,006	313,054	197,538
Income tax expense	162,183	113,423	86,509
Minority interest in subsidiaries	893	(5,061)	1,555

Net income from continuing operations	350,930	204,692	109,474

Discontinued operations, net of tax:
Loss from discontinued operations, net	(1,855)	(1,665)	(2,210)
Gain on disposal of discontinued operations, net	31,408	—	—

Net income (loss) from discontinued operations	29,553	(1,665)	(2,210)
Cumulative effect of accounting change, net of tax	—	—	(293,669)

Net income (loss)	$380,483	$203,027	$(186,405)

Basic income per share
Basic income per share from continuing operations	$0.96	$0.57	$0.31
Basic income (loss) per share from discontinued operations	0.08	(0.00)	(0.01)
Basic loss per share from cumulative effect of accounting change	—	—	(0.82)

Basic net income (loss) per share	$1.04	$0.57	$(0.52)

Diluted income per share
Diluted income per share from continuing operations	$0.92	$0.55	$0.31
Diluted income (loss) per share from discontinued operations	0.07	(0.00)	(0.01)
Diluted loss per share from cumulative effect of accounting change	—	—	(0.82)

Diluted net income (loss) per share	$0.99	$0.55	$(0.52)

Shares used in computation of per share data:
Basic	366,586	358,320	355,090
Diluted	405,389	367,361	361,051

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income (loss)	$380,483	$203,027	$(186,405)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains	94,900	301,634	48,672
Less impact of realized gains (transferred out of AOCI) and included in net income (loss)	(187,663)	(223,086)	(54,340)
Tax effect	37,015	(33,552)	2,918

Net change from available-for-sale securities	(55,748)	44,996	(2,750)

Cash flow hedging instruments:
Unrealized losses	(84,050)	(15,375)	(137,143)
Amortization of losses into interest expense related to de-designated cash flow hedges deferred in AOCI	95,614	121,414	67,937
Tax effect	(5,828)	(41,513)	29,266

Net change from cash flow hedging instruments	5,736	64,526	(39,940)

Foreign currency translation gains (losses)	(1,210)	31,958	8,610

Other comprehensive income (loss)	(51,222)	141,480	(34,080)

Comprehensive income (loss)	$329,261	$344,507	$(220,485)

See accompanying notes to consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in-Capital	Shareholders’ Notes Receivable	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2001	—	$—	1,826	$18	347,592	$3,476	$2,072,701	$(32,707)	$(28,110)	$(247,087)	$(197,377)	$1,570,914
Income before cumulative effect of accounting change										107,264		107,264
Cumulative effect of accounting change										(293,669)		(293,669)
Other comprehensive loss											(34,080)	(34,080)
Exercise of stock options and warrants, including tax benefit					2,568	26	14,811					14,837
Employee stock purchase plan					454	4	2,449					2,453
Repurchases of common stock					(10,171)	(102)	(43,379)					(43,481)
Issuance of common stock in exchange for retirements of convertible subordinated notes					6,452	64	55,284					55,348
Collection of shareholders’ notes receivable					(5,021)	(50)	(28,740)	32,707				3,917
Amortization of deferred stock compensation, net of cancellations and retirements					(1,002)	(10)	(6,127)		8,712			2,575
Ascribed value of restricted stock contributed to Rabbi Trust									(3,660)			(3,660)
Issuance of common stock for purchase acquisitions and equity investments					16,973	170	123,201					123,371
Conversion of Exchangeable Shares to common stock			(199)	(2)	199	2						—

Balance, December 31, 2002	—	$—	1,627	$16	358,044	$3,580	$2,190,200	$—	$(23,058)	$(433,492)	$(231,457)	$1,505,789

See accompanying notes to consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in thousands)

	Preferred Stock		Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in-Capital	Shareholders’ Notes Receivable	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	—	$—	1,627	$16	358,044	$3,580	$2,190,200	$—	$(23,058)	$(433,492)	$(231,457)	$1,505,789
Net income										203,027		203,027
Other comprehensive income											141,480	141,480
Exercise of stock options and warrants, including tax benefit					8,543	85	58,917					59,002
Employee stock purchase plan					1,572	16	5,908					5,924
Adjustment related to change in original option grants							954					954
Cancellation of unvested restricted stock					(3,447)	(34)	(21,271)		21,305			—
Issuance of restricted stock					1,733	17	13,491		(13,408)			100
Amortization of deferred stock compensation, net of cancellations and retirements					(50)		(269)		2,287			2,018
Conversion of Exchangeable Shares to common stock			(241)	(2)	241	2						—

Balance, December 31, 2003	—	—	1,386	14	366,636	3,666	2,247,930	—	(12,874)	(230,465)	(89,977)	1,918,294
Net income										380,483		380,483
Other comprehensive loss											(51,222)	(51,222)
Exercise of stock options and purchase plans, including tax benefit					6,757	68	57,686					57,754
Employee stock purchase plan					1,443	14	8,640					8,654
Adjustment related to change in original option grants							224					224
Repurchases of common stock					(13,664)	(137)	(175,639)					(175,776)
Cancellation of restricted stock					(113)	(1)	(858)		859			—
Issuance of restricted stock					908	9	11,149		(11,058)			100
Shares issued upon debt conversion					7,438	74	79,889					79,963
Amortization of deferred stock compensation, net of cancellations and retirements					(25)		(325)		4,654			4,329
Conversion of Exchangeable Shares to common stock			(83)	(1)	83	1						—
Other					161	2	5,397					5,399

Balance, December 31, 2004	—	$—	1,303	$13	369,624	$3,696	$2,234,093	$—	$(18,419)	$150,018	$(141,199)	$2,228,202

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380,483	$203,027	$(186,405)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	293,669
Provision for loan losses	38,121	38,523	14,664
Depreciation, amortization and discount accretion	398,297	443,746	325,980
Net realized gains on available-for-sale securities, loans held-for-sale and trading securities	(275,795)	(445,552)	(223,159)
Gain on disposition of assets	(57,451)	—	—
Realized loss on impairment of investments	18,330	10,406	24,972
Minority interest and equity in income of subsidiaries and investments	(9,882)	(14,834)	(9,040)
Unrealized loss on venture funds	5,413	5,640	9,683
Noncash restructuring costs and other exit charges	15,029	70,811	11,880
Executive agreement	—	—	(23,485)
Amortization of deferred stock compensation	4,654	2,287	8,712
Deferred income taxes	79,787	3,556	84,138
Gain on early extinguishment of debt	—	—	(8,669)
Other	11,427	16,033	(35,368)
Net effect of changes in brokerage-related assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under Federal or other regulations	936,492	(171,287)	(675,514)
(Increase) decrease in brokerage receivables	(713,656)	(856,359)	646,240
Increase (decrease) in brokerage payables	(117,567)	924,051	132,270
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	6,857,431	13,662,209	12,794,746
Purchases of loans held-for-sale	(6,063,974)	(12,951,831)	(10,261,694)
Proceeds from sales, repayments and maturities of trading securities	9,354,027	14,749,315	12,892,384
Purchases of trading securities	(9,122,071)	(15,204,220)	(13,246,949)
Other changes, net:
(Increase) decrease in other assets	(84,778)	72,867	(333,461)
Accrued interest receivable and payable, net	(13,207)	12,814	(8,452)
Increase in accounts payable, accrued and other liabilities	1,044	142,227	10,695
Decrease in restructuring liabilities	(11,564)	(30,626)	(18,846)

Net cash provided by operating activities	1,630,590	682,803	2,218,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans receivable, net of loans received in business acquisition	(3,487,941)	(2,426,789)	165,488
Purchases of mortgage-backed and investment securities, available-for-sale	(20,701,412)	(21,516,669)	(17,151,373)
Proceeds from sales, maturities of and principal payments on mortgage-backed and investment securities, available-for-sale	17,995,471	20,271,822	13,646,716
Purchases of property and equipment, net of property and equipment received in business acquisition	(105,245)	(54,437)	(109,713)
Proceeds from sale of property and equipment	5,957	3,846	—
Restricted deposits	—	—	71,888
Cash used in business acquisitions, net	(19,025)	(3,466)	(1,853,188)
Proceeds from escrow settlement	—	—	3,513
Net cash flow from derivatives designated in a fair value hedge relationship	(33,354)	(59,607)	(331,321)
Proceeds from sale of E*TRADE Access	106,868	—	—
Other	(11,156)	(1,832)	11,015

Net cash used in investing activities	$(6,249,837)	$(3,787,132)	$(5,546,975)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in banking deposits, net of deposits received in acquisitions	$(202,544)	$4,113,280	$317,474
Advances from the Federal Home Loan Bank	7,041,000	1,634,700	2,068,945
Payments on advances from the Federal Home Loan Bank	(6,472,000)	(2,025,000)	(1,664,945)
Net increase (decrease) in securities sold under agreements to repurchase	4,603,641	(343,324)	2,608,477
Net decrease in other borrowed funds	(64,215)	(208,479)	—
Proceeds from bank loans and lines of credit, net of transaction costs	23,500	—	18,500
Payments on bank loans and lines of credit	(753)	(5,090)	(23,283)
Net proceeds from 8.00% Notes	394,000	—	—
Payments on call of convertible subordinated notes	(428,902)	—	—
Proceeds from issuance of common stock from employee stock transactions	43,974	51,740	13,746
Repayment of capital lease obligations	(734)	(6,031)	(14,431)
Proceeds from related party loan	500	—	—
Issuance of loans to related parties	(250)	(1,507)	(11,299)
Proceeds from repayments of principal and interest on loans to related parties	509	15,719	14,013
Repurchases of common stock	(175,776)	—	(43,481)
Collection on shareholders’ notes receivable	—	—	3,073
Proceeds from issuance of subordinated debentures and trust preferred securities	75,630	58,210	73,836
Payments on trust preferred securities	(23,375)	—	—
Net cash flow from derivatives in a cash flow hedge relationship	(159,591)	(30,916)	(89,799)
Other	—	—	(4,760)

Net cash provided by financing activities	4,654,614	3,253,302	3,266,066

CASH FLOWS USED IN DISCONTINUED OPERATIONS	(16,825)	(1,214)	(678)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	18,542	147,759	(62,596)
CASH AND EQUIVALENTS, Beginning of year	921,364	773,605	836,201

CASH AND EQUIVALENTS, End of year	$939,906	$921,364	$773,605

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$437,714	$430,855	$621,140
Cash paid for income taxes	$101,309	$42,555	$6,111
Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$22,441	$13,186	$3,145
Transfers from loans to other real estate owned and repossessed assets	$47,080	$48,947	$38,897
Reclassification of loans held-for-sale to loans held-for-investment	$—	$289,592	$104,348
Deconsolidation of trust preferreds to other borrowings	$—	$201,665	$—
Reclassification of loans held-for-investment to loans held-for-sale	$—	$—	$2,622,126
Issuance of shares in exchange for increased ownership in E*TRADE Japan K.K.	$—	$—	$30,698
Notes receivable repaid with common stock	$—	$—	$28,790
Issuance of common stock to retire debentures	$79,963	$—	$55,348
Acquisitions, net of cash acquired:
Common stock issued and stock options assumed	$—	$—	$91,943
Cash paid, less acquired	19,025	3,466	1,854,910
Net deferred tax (asset) liability	—	(4,956)	36,200
Net liabilities assumed	—	—	56,346

Fair value of assets acquired including goodwill	$19,025	$(1,490)	$2,039,399

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE Financial Corporation (the “Company,” “Parent” or “E*TRADE FINANCIAL”) is a financial services holding company whose subsidiaries provide brokerage and banking services. These subsidiaries include:

Brokerage:

•	“ E*TRADE Brokerage Holdings, the parent company of the following subsidiaries:

•	E*TRADE Securities LLC (“E*TRADE Securities”), a registered broker-dealer and provider of brokerage services to both retail and institutional customers;

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for E*TRADE Securities, E*TRADE Professional Securities, E*TRADE Professional Trading, E*TRADE Capital Markets, E*TRADE Capital Markets-Execution Services and others;

•	E*TRADE Institutional Holdings, Inc., the parent company of:

•	E*TRADE Capital Markets-Execution Services (“ETCM-ES”), formerly Dempsey & Company LLC. ETCM-ES is a registered broker-dealer, specialist and market-making firm. ETCM-ES, in turn, is the parent company of:

•	E*TRADE Capital Markets, LLC (“E*TRADE Capital Markets”), formerly GVR & Company, LLC. E*TRADE Capital Markets is a registered broker-dealer, a market-making firm and also acts as agent for our institutional customers.

•	ETP Holdings, Inc., the parent company of:

•	E*TRADE Professional Trading, LLC, a registered broker-dealer; and

•	E*TRADE Professional Securities, LLC, a registered broker-dealer,

•	E*TRADE Financial Corporate Services, Inc. (“E*TRADE Financial Corporate Services”), a provider of stock plan administration and options management tools to corporate customers.

Banking:

•	E*TRADE Re, LLC, the parent company of ETB Holdings, Inc. (“ETBH”) and also a provider of mortgage reinsurance. ETBH’s subsidiaries include:

•	E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”) and consumer lending products to retail customers nationwide. The Bank is also the parent company of:

•	E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a recreational vehicle, marine and other consumer loan originator and servicer; and

•	E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-consumer mortgage loan originator. E*TRADE Mortgage is also the parent company of:

•	E*TRADE Settlement Services, Inc. (“ETSS”), which provides full appraisal, closing and title services for mortgage loans. ETSS is the parent company of:

•	Lending Link LLC, which acts as a title agency and provides key operational support for home equity loans.

•	E*TRADE Global Asset Management, Inc. (“ETGAM”), a registered broker-dealer and investment advisor that manages asset portfolios for the brokerage and banking segments, as well as for institutional customers.

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 3, the operations of E*TRADE Access, Inc. (“E*TRADE Access”), a subsidiary of the Bank, have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, prior period amounts have been reclassified to reflect E*TRADE Access as a discontinued operation. Unless noted, discussions herein pertain to the Company’s continuing operations.

New Expense Reporting Format

On January 1, 2004, the Company began reporting its expenses within its consolidated statements of operations in a format more consistent with common presentation in the financial services industry. Under this new format, expenses are presented in the consolidated statements of operations under the following new captions:

•	Compensation and benefits—includes employee salary, bonus, sales and trading commissions, temporary employee services and other related benefit costs;

•	Occupancy and equipment—includes building and equipment rent and lease costs;

•	Communications—includes customer statements, confirmations, website content, data communications and internal communication costs;

•	Professional services—includes fees for legal, accounting, tax, public relations and other consulting services;

•	Commissions, clearance and floor brokerage—includes costs for exchange and clearing brokerage costs and third-party research costs provided to institutional customers;

•	Advertising and market development—includes television, print, mailing and website advertising and promotion costs;

•	Servicing and other banking expenses—includes loan servicing costs and other banking related costs;

•	Depreciation and amortization—includes depreciation on property and equipment; and

•	Other—includes regulatory-related costs, insurance, employee travel expenses and other general corporate administration costs.

Previously these expenses were reported under the following captions:

•	Cost of services—included employee salary, bonus, brokerage and banking costs for its customer transactions, customer communications and overhead costs to provide service to customers;

•	Selling and marketing—included costs for advertising campaigns, independent research provided to institutional customers and fees paid to outside market makers for orders received for execution;

•	Technology development—included costs for technology design and development; and

•	General and administrative—included compensation and benefits, overhead for executive and administrative personnel and other corporate costs.

Previously, these costs were recorded based on a company-department level, whereas, now these costs are reported based on their type. For example compensation and benefits was included in each of cost of services, selling and marketing, technology development and general and administrative.

Use of Estimates

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates that management believes near-term changes could reasonably occur include: allowances for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rates, deferred taxes and valuation allowances; and valuation of goodwill and intangibles. The Company’s investments in venture funds reflect changes in the fair value of their portfolio investments, including estimated values of non-public companies, which may be subject to adjustments. The Company also estimates the value of real estate and repossessed assets acquired in connection with foreclosures and repossessions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Cash and equivalents included $23.7 million and $11.1 million at December 31, 2004 and 2003, respectively, of overnight cash deposits that the Company is required to maintain with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of interest-bearing cash accounts. At December 31, 2003, amounts also included government-backed securities purchased under agreements to resell (“Resale Agreements”). Resale Agreements are accounted for as collateralized financing transactions and are recorded at their contractual amounts, which approximate fair value. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under Resale Agreements. These balances, held by our broker-dealer subsidiaries, are maintained in a special reserve bank account for the exclusive benefit of brokerage customers in accordance with Securities and Exchange Commission (“SEC”) Rule 15c 3-3.

Securities Borrowed and Securities Loaned—Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Deposits paid for securities borrowed transactions require the Company to deposit cash with the lender. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Trading Securities—Certain trading securities and financial derivative instruments, that are not designated for hedge accounting, are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value based on quoted market prices. Realized and unrealized gains and losses on securities classified as trading and held by the Bank are included in gain on sales of loans held-for-sale and securities, net and are derived using the specific identification cost method. Realized and unrealized gains and losses on trading securities are recorded in principal transactions for brokerage activities and are also derived by the specific identification method.

During 2004 and 2003, the Bank realized losses from the sales of trading securities of $0.7 million and $21.5 million, respectively, and recognized a $3.9 million gain in 2002. In addition, the Bank had unrealized trading asset appreciation of $2.5 million and $4.8 million in 2004 and 2003, respectively, and $0.9 million unrealized depreciation on these assets in 2002. The Company’s brokerage operations realized gains of $102.0 million, $102.8 million and $94.4 million in 2004, 2003 and 2002, respectively. During 2004 and 2003, the brokerage’s trading assets did not appreciate or depreciate significantly. However, the trading assets held by our brokerage operations resulted in a $0.1 million depreciation loss in 2002.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2004 or 2003.

Available-for-sale securities consist of mortgage-backed securities, asset-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, retained interests from securitizations and other debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices, when available. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the expected life of the security. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain on sales of loans held-for-sale and securities, net for the Company’s banking operations; other amounts are included in gain (loss) on sale and impairment of investments. Interest earned is included in banking interest income for banking operations or corporate interest income for corporate investments.

The Company reviews all securities with unrealized losses for other-than-temporary impairment at each balance sheet date. The Company considers market value of equity securities below the Company’s cost basis, for a period of greater than six months, an indication of other-than-temporary impairment, unless there are other indicators that would cause us to consider an impairment sooner. The Company conducts a detailed credit review of any security with potential for other-than-temporary impairment. In addition, the Company reviews any security in which publicly available information indicates a significant credit concern with the issuer.

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

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in the exchange in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred is allocated between the assets sold in these transactions and the retained beneficial interests, based on their relative fair values at the date of the transfer. For transactions managed by the Bank, the Company records gain or loss for the difference between the allocated carrying amount of the asset sold and the net cash proceeds received. These gains or losses are recorded, as appropriate in either gain on sales of loans held-for-sale and securities, net or in gain on sales of originated loans. Fair value is determined based on quoted market prices, if available. Generally quoted market prices are not available for beneficial interests; therefore, the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. The key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates. Retained beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20.

Loans Receivable, net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. Nonperforming loans consist of loans for which interest is no longer being accrued and troubled loans that have been restructured in order to increase the opportunity to collect amounts due on the loan. All loans at least 90 days past due and other loans considered uncollectible are placed on nonaccrual status and are considered nonperforming. Interest previously accrued, but not collected, on nonperforming loans is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Real estate loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at 180 days past due. Consumer loans are charged off to the extent the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

Allowance for Loan Losses—The allowance for loan losses is maintained at a level that management believes is at least equal to the probable losses inherent in the Bank’s held-for-investment loan portfolio. Loan losses are charged and recoveries are credited to the allowance for loan losses. In determining the level of the allowance, the Company evaluates its real estate and consumer loans using expected loss ratios. The expected loss ratios are determined based on historical charge-off experience, industry loss experience and current market and economic conditions. Management evaluates these factors each month and adjusts the allowance for loan losses, as necessary. Inherently, the determination of the allowance for losses is subjective, as such management must make significant estimates, including the amounts and timing of losses and current market and economic conditions.

Loans Held-for-Sale, net—Loans held-for-sale, net consists of mortgages acquired by the Bank and loans originated by both E*TRADE Consumer Finance and E*TRADE Mortgage that are intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of loss or gain on sale and are not accreted or amortized.

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

Goodwill and Other Intangibles, net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company tests goodwill and intangible assets with indefinite lives for impairment on at least an annual basis or when certain events occur. The Company evaluates the remaining useful lives of other intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Servicing Rights—The Company recognizes servicing assets when it sells loans and retains the related servicing rights. Servicing rights are initially recorded at allocated cost based on the relative fair value of the loans sold and servicing retained at the date of sale in accordance with SFAS No. 140. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. A valuation allowance, if required, is adjusted to reflect the excess of the carrying value of the servicing assets over fair value.

Real Estate Owned and Repossessed Assets—Included in other assets is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as real estate owned (“REO”) and repossessed assets, are recorded at fair value, less estimated selling costs at acquisition.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established when necessary to reduce deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax deficiencies (including both tax and interest). Accruals for expected tax deficiencies are recorded in accordance with SFAS No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.

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

Deferred Stock Compensation—On the date restricted common stock is granted to an employee, the Company records the shares granted as common stock issued and additional paid-in capital at the fair market value. An equal and offsetting amount is recorded in shareholders’ equity as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the restricted common stock.

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

Stock-Based Compensation—The Company has stock-based employee compensation plans, which are described more fully in Note 21. The Company accounts for the plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations which requires compensation expense to be recognized for any intrinsic value in stock options at the grant date.

The following table illustrates the effect on the Company’s reported net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$380,483	$203,027	$(186,405)
Add back: Stock-based employee compensation expense, net of tax included in reported net income (loss), net of tax	3,081	2,033	5,522
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(22,640)	(17,561)	(19,737)

Pro forma net income (loss)	$360,924	$187,499	$(200,620)

Income (loss) per share:
Basic—as reported	$1.04	$0.57	$(0.52)

Basic—pro forma	$0.98	$0.52	$(0.56)

Diluted—as reported	$0.99	$0.55	$(0.52)

Diluted—pro forma	$0.94	$0.51	$(0.56)

The underlying assumptions to these fair value calculations are discussed in Note 21.

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

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset being hedged on the consolidated balance sheets with the net difference reported as fair value adjustments of financial derivatives in the consolidated statements of operations. Accordingly, any net difference, or hedge ineffectiveness, is recognized currently in the consolidated statements of operations as fair value adjustments of financial derivatives. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans held-for-sale and securities, net, in the consolidated statements of operations. The accumulated adjustment of the carrying amount of the hedged interest-earning asset is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in AOCI, net of tax in the consolidated balance sheet. Amounts are then included in interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the consolidated statements of operations. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

Derivative gains and losses that are not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized as gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations as these derivatives do not qualify for hedge accounting under SFAS No. 133. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported as gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

Revenue Recognition—Brokerage Revenues

Commissions—The Company derives commission revenues from domestic and international retail customer transactions in equity and debt securities and options. Commission revenues from securities transactions are recognized on a trade date basis.

Principal Transactions—Principal transactions consist principally of revenue from market-making and institutional activities, as well as proprietary trading gains. E*TRADE Securities receives commissions for providing certain institutional customers with market research and other information, which is a common industry practice. These commission revenues contributed less than 10% of the Company’s net revenues for all periods presented. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $6.3 million were deferred and costs of $18.6 million were accrued at December 31, 2004 and payments of $7.7 million were deferred and costs of $17.6 million were accrued at December 31, 2003.

Brokerage Interest Income—Brokerage interest income is recognized as earned and consists of interest earned on customer margin loan balances, stock borrow balances and cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market funds.

Brokerage Interest Expense—Brokerage interest expense is recognized as incurred and consists of interest paid to customers on credit balances, interest paid to banks and interest paid to other broker-dealers through a subsidiary’s stock loan program.

Other Brokerage-Related Revenues—Other brokerage-related revenues consists of account maintenance fees, stock plan administration services, payments for order flow from third party market makers, proprietary fund revenues, FX margin revenue and electronic communication network (“ECN”) rebate fees. Account maintenance fees are charged to the customer either quarterly or annually and accrued as earned. Stock plan administration services are recognized in accordance with applicable accounting guidance, including SOP 97-2, Software Revenue Recognition. Payments for order flow revenues are accrued in the same period in which the related securities transactions are completed or related services are rendered. ECN rebate fees, which represent payments from ECNs for initiating order flow are recorded on an accrual basis.

Revenue Recognition—Banking Revenues

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

Gain on Sales of Loans Held-for-Sale and Securities, net—Gain on sales of loans held-for-sale and securities, net, includes gains or losses resulting from sales of loans, which the Bank purchased for resale; the sale or impairment of the Bank’s available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133. Gains or losses resulting from the sale of Bank loans held-for-sale are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the cash received and the amortized cost of the specific securities sold.

Other Banking-Related Revenues—Other banking-related revenues are recognized in the period the fee is assessed and consists primarily of credit card and portfolio management fees.

Banking Interest Income—Banking interest income is recognized as earned and consists primarily of interest earned on interest-earning assets. Banking interest income includes the effect of hedges on interest-earning assets.

Banking Interest Expense—Banking interest expense is recognized when incurred and consists of interest paid on interest-bearing liabilities. Banking interest expense includes the effect of hedges on interest-bearing liabilities.

New Accounting Standards

SFAS No. 123R—Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment. This statement supersedes APB Opinion No. 25, and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement effective July 1, 2005. The Company will adopt this statement effective July 1, 2005, and is currently evaluating the impact it will have on net income for the last half of 2005. Note 2 contains the pro forma effect on net income had the Company adopted the provisions of SFAS No. 123, for each year presented.

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the EITF amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the FASB’s staff issued a number of Financial Staff Positions (“FSP”) that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. Subsequently, the FASB suspended the effective date of the application of the majority of EITF 03-01 for an unspecified period, pending additional review. In the interim, the Company continues to apply earlier authoritative accounting guidance, primarily SFAS No. 115 and EITF 99-20, to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

SOP No. 03-3—Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP No. 03-3 applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP No. 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

NOTE 3—DISCONTINUED OPERATIONS

On June 30, 2004, the Company’s banking segment completed the sale of substantially all of the assets and liabilities of E*TRADE Access to Cardtronics, LP and Cardtronics, Inc., for $107.0 million cash. Although the Company believes that an ATM network is an important distribution channel for its customers, it determined that its continued ownership and direct operation of the ATM network was not essential to providing this customer benefit and that the capital it had invested in this endeavor could be better applied to other operations.

The sale resulted in a $57.5 million pre-tax gain ($31.4 million after taxes). As part of the sales agreement, Cardtronics assumed substantially all of the liabilities of E*TRADE Access, including contingent liabilities that could result from litigation that was pending final resolution as of June 30, 2004. Under the sales agreement, the Company continues to retain the obligation for certain unasserted contingent liabilities that may have existed prior to the sale, primarily employment-related claims. The Company has reflected E*TRADE Access’ results of operations, financial position and cash flows as discontinued operations in the consolidated financial statements for all periods reported herein.

The following table summarizes the results of discontinued operations for the periods presented (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenues	$20,029	$44,909	$38,659

Loss from discontinued operations before income taxes	$(3,085)	$(2,700)	$(3,597)
Income tax benefit	1,230	1,035	1,387

Loss from discontinued operations	$(1,855)	$(1,665)	$(2,210)

The following table summarizes the total assets and liabilities of discontinued operations of E*TRADE Access for periods presented (in thousands):

	December 31,
	2004	2003
Assets:
Cash and equivalents	$—	$75
Other investments	—	34
Property and equipment, net	—	14,161
Goodwill	—	9,651
Other intangibles, net	—	17,958
Other assets	1,610	5,906

Total assets of discontinued operations(1)	$1,610	$47,785

Liabilities:
Accounts payable, accrued and other liabilities	$4,396	$13,037

Total liabilities of discontinued operations(1)	$4,396	$13,037

(1)	All discontinued assets are reflected as other assets and all discontinued liabilities are reflected as accounts payable, accrued and other liabilities in the consolidated balance sheets.

NOTE 4—BUSINESS COMBINATIONS

During the past three years, the Company completed several business combinations and asset acquisitions which were all accounted for under the purchase method of accounting. The results of operations of each are included in the Company’s consolidated statements of operations from the date of each acquisition.

Acquisition	Segment	Purchase Consideration	Goodwill at December 31, 2004
2004
Active Accounts	Brokerage	$ 17.0 million	—

2003
ETCF Asset Funding Corporation	Banking	$ 59.7 million	$ 18.9 million
Trading Relationships	Brokerage	$ 11.7 million	$ 4.5 million

2002
E*TRADE Consumer Finance	Banking	$ 1.9 billion	$ 26.7 million
Engelman	Brokerage	$ 7.5 million(1)	—
E*TRADE Professional	Brokerage	$ 96.2 million	$ 88.6 million

(1)	Includes 1.3 million shares of common stock, $0.5 million of cash and $0.5 million of acquisitions costs.

Active Accounts

In October 2004, the Company acquired certain active accounts from a brokerage company. The Company paid $17.0 million in cash and recorded an intangible asset of $17.0 million which will be amortized over 10 years.

ETCF Asset Funding Corporation

In October 2003, the Company completed the acquisition of all of the issued and outstanding capital stock of ETCF Asset Funding Corporation, formerly Deutsche Recreational Asset Funding Corporation. This acquisition included the purchase of residual cash flow interests related to certain marine and Recreational Vehicle (“RV”) loan securitizations. The transaction was completed in connection with the E*TRADE Consumer Finance acquisition in December 2002 (see caption titled E*TRADE Consumer Finance). The Company paid $59.7 million for ETCF Asset Funding Corporation, including $10.5 million prepaid by the Company in December 2002. This acquisition completes the final transaction contemplated under the E*TRADE Consumer Finance acquisition.

Purchase of Trading Relationships

In June 2003, the Company entered into an agreement with Tanzman, Rock and Kaban, LLC (“TRK”) whereby the Company agreed to purchase the remaining rights of TRK in the net trading profits of E*TRADE Professional Trading, LLC and TRK agreed to waive and release the Company from all claims arising out of certain actions and arrangements that occurred on or prior to the date of the Company’s purchase of E*TRADE Professional Trading, LLC in June 2002. The agreement called for the Company to make payments totaling $11.7 million, comprised of cash and common stock, over a 3-year period: $7.0 million for the release of pre-acquisition claims which the Company recorded as goodwill, $1.4 million for the return of capital that represented the remaining minority interest of TRK and $3.4 million for the purchase of TRK’s rights in the net trading profits of the business, non-compete clauses and other agreements. Additionally, the Company entered into employment agreements with Tanzman, Rock and Kaban, individually, wherein they further agreed not to compete for a period of the greater of 22 months or the term of their employment with the Company. The June 2003 agreement consummated the Company’s “step” acquisition of the proprietary trading business previously between Momentum Securities, LLC and TRK. In accordance with the “step” acquisition, the Company finalized the purchase price valuation recording $12.5 million in intangible assets, which includes the carrying value of the

TRK non-compete intangible from the June 2002 purchase price valuation, and $4.5 million of additional goodwill. The goodwill was recorded in the brokerage segment.

E*TRADE Consumer Finance

In December 2002, the Company’s banking segment acquired 100% of the issued and outstanding capital stock of E*TRADE Consumer Finance, a recreational vehicle, marine and other consumer loan originator and servicer, for an aggregate of $1.9 billion. As part of this acquisition, the Company also acquired consumer loans totaling $1.9 billion. During 2003, the Company finalized its purchase price valuation with respect to its intangible assets, and recorded a $1.6 million increase in the distribution intangible asset to $7.8 million. The Company reduced goodwill by $10.5 million to reflect the refund of a prepayment made to E*TRADE Consumer Finance. This prepayment was included previously in the Company’s goodwill estimate. The Company also increased goodwill by $4.7 million, related to the relocation of the E*TRADE Consumer Finance facility, which primarily represents the tax-effected present value of the contractual lease payments for the current facility, less any projected sublease income. Using the purchase accounting method, the purchase price was allocated to the assets acquired and liabilities assumed in the E*TRADE Consumer Finance acquisition based on the estimated fair value on the purchase date.

E*TRADE Professional

In June 2002, the Company’s brokerage segment acquired Tradescape Securities, LLC, together with Tradescape Technologies, LLC, a provider of high-speed direct access trading software, technology and network services and Momentum Securities, LLC (renamed “E*TRADE Professional Trading, LLC”), a brokerage firm for professional traders (collectively, “E*TRADE Professional”). In total, the Company originally paid an aggregate of $96.2 million for these companies, composed of approximately 11.8 million shares of the Company’s common stock valued at $83.1 million, $8.2 million for the fair value of operating lease liabilities assumed by the Company and other charges of approximately $4.9 million. During the first half of 2003, the Company adjusted its purchase price allocation which resulted in an increase in the amount of goodwill of $11.9 million related to certain additional liabilities, including $7.0 million in claims that were resolved upon the 2003 purchase of trading relationships, as well as, the finalization of the valuation of certain intangibles resulting in an additional increase in goodwill of $3.1 million. Further, in 2003, the Company incurred approximately $5.5 million of non-capitalizable rebranding costs, which are included in acquisition-related costs.

NOTE 5—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (in thousands):

	December 31,
	2004	2003
Receivable from customers and non-customers (less allowance for doubtful accounts of $1,970 and $1,082)	$2,214,210	$1,820,161
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	158,780	128,419
Deposits paid for securities borrowed	613,546	315,789
Securities failed to deliver	11,762	2,592
Other	36,250	30,817

Total brokerage receivables, net	$3,034,548	$2,297,778

Payable to customers and non-customers	$2,805,662	$3,123,478
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	735,622	521,454
Securities failed to receive	10,604	4,978
Other	67,004	46,315

Total brokerage payables	$3,618,892	$3,696,225

Receivable from customers primarily represents credit extended to customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers primarily represent credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At December 31, 2004, the fair value of securities that the Company has received as collateral, where the Company is permitted to sell or repledge the securities is approximately $3,572 million. Of this amount, $1,126 million has been pledged or sold at December 31, 2004 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Receivable from and payable to brokers, dealers and clearing organizations result from the Company’s brokerage activities. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 6—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,149,991	$203	$(87,990)	$5,062,204
Government National Mortgage Association	2,767,087	349	(56,628)	2,710,808
Federal Home Loan Mortgage Corporation	21,057	—	(862)	20,195

Total U.S. government sponsored enterprise	7,938,135	552	(145,480)	7,793,207
Collateralized mortgage obligations	1,259,497	4,983	(12,539)	1,251,941
Private issuer and other	7,239	25	(343)	6,921

Total mortgage-backed securities	9,204,871	5,560	(158,362)	9,052,069

Investment securities:
Debt securities:
Asset-backed securities	2,789,471	21,662	(14,704)	2,796,429
Municipal bonds	136,362	1,391	(1,082)	136,671
Corporate bonds	87,959	—	(3,444)	84,515
Other debt securities	80,189	—	(4,767)	75,422

Total debt securities	3,093,981	23,053	(23,997)	3,093,037
Publicly traded equity securities	295,593	81,304	(2,055)	374,842
Retained interests from securitizations	23,870	—	—	23,870

Total investment securities	3,413,444	104,357	(26,052)	3,491,749

Total available-for-sale securities	$12,618,315	$109,917	$(184,414)	$12,543,818

December 31, 2003:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$2,860,218	$453	$(70,945)	$2,789,726
Government National Mortgage Association	2,339,066	—	(69,779)	2,269,287
Federal Home Loan Mortgage Corporation	138,229	565	(3,087)	135,707

Total U.S. government sponsored enterprise	5,337,513	1,018	(143,811)	5,194,720
Collateralized mortgage obligations	1,965,930	4,992	(18,885)	1,952,037
Private issuer and other	10,465	461	(294)	10,632

Total mortgage-backed securities	7,313,908	6,471	(162,990)	7,157,389

Investment securities:
Debt securities:
Asset-backed securities	2,000,239	26,031	(15,541)	2,010,729
Municipal bonds	44,906	740	—	45,646
Corporate bonds	122,583	67	(6,620)	116,030
Other debt securities	89,944	18	(6,590)	83,372

Total debt securities	2,257,672	26,856	(28,751)	2,255,777
Publicly traded equity securities	201,777	182,737	(1,533)	382,981
Retained interests from securitizations	30,793	—	—	30,793

Total investment securities	2,490,242	209,593	(30,284)	2,669,551

Total available-for-sale securities	$9,804,150	$216,064	$(193,274)	$9,826,940

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$5,504,676	$(85,020)	$2,135,727	$(60,460)	$7,640,403	$(145,480)
Other	704,369	(6,715)	175,678	(6,167)	880,047	(12,882)
Asset-backed securities	771,250	(5,851)	20,769	(8,853)	792,019	(14,704)
Municipal bonds	72,146	(1,082)	—	—	72,146	(1,082)
Corporate bonds	—	—	84,515	(3,444)	84,515	(3,444)
Other debt-securities	—	—	74,700	(4,767)	74,700	(4,767)
Publicly traded equity securities	52,717	(2,055)	—	—	52,717	(2,055)

Total temporarily impaired securities	$7,105,158	$(100,723)	$2,491,389	$(83,691)	$9,596,547	$(184,414)

	December 31, 2003
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Backed by Federal agencies	$4,936,947	$137,227	$205,167	$6,584	$5,142,114	$143,811
Other	1,140,248	13,448	215,459	5,731	1,355,707	19,179
Asset-backed securities	239,808	3,387	63,585	12,154	303,393	15,541
Corporate bonds	429	39	104,755	6,581	105,184	6,620
Publicly traded equity securities	19,467	1,533	—	—	19,467	1,533
Other investments	78,730	6,581	1,644	9	80,374	6,590

Total temporarily impaired securities	$6,415,629	$162,215	$590,610	$31,059	$7,006,239	$193,274

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions about future performance are derived from the actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary. The Company has the intent and ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of December 31, 2004. Management continues to monitor and evaluate these securities closely for impairment that is other-than-temporary.

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with EITF 99-20. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

Based on its evaluation, the Company recorded an other-than-temporary charge of $14.0 million for 2004, for its asset- and mortgage-backed securities and interest-only securities. The Company also recognized $4.4 million of other-than-temporary impairments for 2004, from retained beneficial interests in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation.

Publicly Traded Equity Securities

Publicly traded equity securities include investments in preferred stock of Fannie Mae, Freddie Mac, Softbank investment Corporation (“SBI”) and Archipelago Holdings, Incorporated (“Archipelago”). Fair value of Fannie Mae was $187.6 million and $136.3 million at December 31, 2004 and 2003, respectively, with an unrealized loss of $0.7 million and an unrealized gain of $1.3 million, in 2004 and 2003, respectively. Fair value of Freddie Mac was $87.0 million and $24.6 million at December 31, 2004 and 2003, respectively, with an unrealized gain of $1.1 million and an unrealized loss of $1.4 million, in 2004 and 2003, respectively. Fair value of SBI was $78.6 million and $216.8 million at December 31, 2004 and 2003, with unrealized gains of $66.3 million and $178.4 million respectively. Fair value of Archipelago was $11.3 million at December 31, 2004 with unrealized gain of $5.6 million. During 2004 and 2003, the Company recognized gains of $130.6 million and $151.7 million, respectively on sales of SBI, reducing its ownership from 9.07% to 2.93%.

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed securities, at December 31, 2004 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one year	$61	$56
Due within one to five years	47,695	47,824
Due within five to ten years	235,653	231,702
Due after ten years	12,015,443	11,865,524

Total	$12,298,852	$12,145,106

The Company pledged $10.1 billion at December 31, 2004 and $5.7 billion at December 31, 2003 of mortgage-backed securities as collateral for repurchase agreements, short-term borrowings, derivative instruments and FHLB advances.

Realized Gains (Losses)

Realized gains and losses from the sales and other-than-temporary impairment of available-for-sale investment securities, including mortgage-backed securities, are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Mortgage-backed securities:
Realized gains	$105,876	$138,781	$90,693
Realized losses	(47,785)	(47,046)	(24,014)
Impairment on purchased interest-only securities	(12,400)	—	(16,603)

Net realized gains on mortgage-backed securities included in gain on sales of loans held-for-sale and securities, net	$45,691	$91,735	$50,076

Other bank investments:
Realized gains	$17,801	$22,951	$6,586
Realized losses	(4,459)	(6,300)	(1,827)
Impairment on asset-backed securities	(1,558)	(2,198)	—

Net realized gains included in gain on sales of loans held-for-sale and securities, net	$11,784	$14,453	$4,759

Corporate investments:
Realized gains(1)	$134,679	$171,653	$144
Realized losses	(2,145)	(15,471)	(3,582)
Impairment charges(2)	—	(209)	—

Net realized gains (losses) included in gain (loss) on sale and impairment of investments	$132,534	$155,973	$(3,438)

(1)	The 2004 amount includes dividend income of $2.3 million.
(2)	The 2003 amount represents other-than-temporary declines in the value of certain available-for-sale corporate investments.

NOTE 7—OTHER INVESTMENTS

Other investments are composed of equity method and other investments. Investments in entities in which the Company owns between 20% and 50% or has the ability to exercise significant influence are generally accounted for using the equity method. Investments in securities in which there is a less than 20% ownership and the Company does not exercise significant influence are carried at cost.

The carrying amounts of other investments are shown below (in thousands):

	December 31,
	2004	2003
Joint ventures	$17,573	$16,386
Venture capital funds	23,901	20,168
Other investments	4,795	12,718

Total other investments	$46,269	$49,272

Equity Method Investments

Equity in the net income (losses) of investments and venture funds were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Joint Ventures:
KAP Group	$10,272	$14,584	$9,934
E*TRADE Japan K.K.	—	203	(869)
Other	(156)	(15)	(64)

Total joint ventures	10,116	14,772	9,001

Venture Capital Funds:
E*TRADE eCommerce Fund I	268	(756)	(4,053)
ArrowPath Fund II	(1,314)	(1,348)	272
Other funds	(4,602)	(3,536)	(5,902)

Total venture capital funds	(5,648)	(5,640)	(9,683)

Total recognized in equity in income (losses) of investments and venture funds	$4,468	$9,132	$(682)

Losses from the sales and other-than-temporary impairment of equity method and other investments were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Impairment of privately held equity investments	$(60)	$(8,006)	$(12,549)
Other	(4,371)	—	(4,315)

Net recognized losses included in gain (loss) on sale and impairment of investments	$(4,431)	$(8,006)	$(16,864)

Joint Venture

KAP Group—At December 31, 2004, the Company has a 31% ownership in KAP Group with a carrying amount of $8.5 million that is accounted for under the equity method. KAP Group has invested substantially all of its assets in two other entities, which were formed for the purpose of engaging in electronic options trading. KAP Group investors include two members of the Company’s Board of Directors. Beginning in 2002, the Company has received distributions from KAP Group in proportion to its ownership of shares totaling $13.8 million in 2004, $4.7 million in 2003 and $8.2 million in 2002.

Venture Capital Funds

The Company has investments in E*TRADE eCommerce Fund I (“Fund I”) and ArrowPath Fund II (“Fund II”). The Company is a non-managing member of each fund and their general partners. The Company’s former CEO and former Chief Strategic Investment Officer are managing members of the general partner of each fund. At December 31, 2004, the Company’s remaining capital commitment was $0.4 million to Fund I and $29.8 million to Fund II.

The Company also has limited partnership interests in three other unrelated venture capital funds, including one sponsored by SOFTBANK Corp. (“SOFTBANK”). At December 31, 2004, the Company had funding commitments to these funds totaling $1.1 million.

Other Investments

The Company has also made investments in non-public, venture capital-backed, high technology companies. These investments represent less than 20% of the outstanding shares of these companies and are accounted for under the cost method. The Company does not have the ability to exercise significant influence over these companies. The Company recorded no other-than-temporary impairments for 2004, $8.0 million for 2003 and $12.5 million for 2002, associated with these privately held equity investments. These impairments are recorded in gain (loss) on sale and impairment of investments in the consolidated statements of operations. Each quarter, the Company evaluates its privately held investments using factors that aid in the identification of possible other-than-temporary impairments. These factors include evaluating, as available, the cash flows and profitability of the investee, general economic conditions, trends in the investee’s industry and trends in publicly traded peers of the investee.

NOTE 8—LOANS RECEIVABLE, NET

Loans receivable, net are summarized as follows (in thousands):

	December 31, 2004
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$3,669,594	$244,593	$3,914,187
Home equity lines of credit and second mortgage	3,617,074	3,009	3,620,083
Other	1,666	86	1,752

Total real estate loans	7,288,334	247,688	7,536,022

Consumer and other loans:
Recreational vehicle	2,542,645	23,284	2,565,929
Marine	720,513	3,612	724,125
Automobile	583,354	35	583,389
Credit card	203,169	—	203,169
Other	19,493	1,962	21,455

Total consumer and other loans	4,069,174	28,893	4,098,067

Total loans	11,357,508	276,581	11,634,089
Unamortized premiums, net	195,928	2,699	198,627
Allowance for loan losses	(47,681)	—	(47,681)

Total	$11,505,755	$279,280	$11,785,035

	December 31, 2003
	Held-for- Investment	Held-for- Sale	Total Loans
Real estate loans:
One- to four-family	$2,289,196	$966,334	$3,255,530
Home equity lines of credit and second mortgage	1,511,452	315	1,511,767
Other	12,351	97	12,448

Total real estate loans	3,812,999	966,746	4,779,745

Consumer and other loans:
Recreational vehicle	2,263,606	21,845	2,285,451
Marine	625,484	2,491	627,975
Automobile	1,162,339	—	1,162,339
Credit card	113,434	—	113,434
Other	15,956	262	16,218

Total consumer and other loans	4,180,819	24,598	4,205,417

Total loans	7,993,818	991,344	8,985,162
Unamortized premiums, net	174,935	9,143	184,078
Allowance for loan losses	(37,847)	—	(37,847)

Total	$8,130,906	$1,000,487	$9,131,393

In addition to these loans receivable, net, the Company had commitments to originate, buy and sell loans at December 31, 2004 (see Note 26).

Approximately 45% and 42% of the Company’s real estate loans were concentrated in California at December 31, 2004 and 2003, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2004		December 31, 2003
	$ Amount	% of Loans	$ Amount	% of Loans
Adjustable rate loans:
Real estate	$6,839,796	58.79%	$3,317,262	36.92%
Credit card and other	206,039	1.77	113,434	1.26

Total adjustable rate loans	7,045,835	60.56	3,430,696	38.18
Fixed rate loans	4,588,254	39.44	5,554,466	61.82

Total loans	$11,634,089	100.00%	$8,985,162	100.00%

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 340 months and 334 months at December 31, 2004 and 2003, respectively. Additionally, all mortgage loans outstanding at December 31, 2004 and 2003 in the held-for-investment portfolio were serviced by other companies.

The Company actively sells loans originated by the Bank and correspondents. From time-to-time, the Company also sells loans that it originally purchased from others. A summary of these activities is presented below (in thousands):

	Year Ended December 31,
	2004	2003	2002
Loans sold:
Correspondent	$2,395,886	$4,114,563	$6,011,964
Origination	$4,339,901	$9,401,248	$5,999,900
Gain (loss) on sales of loans:
Correspondent loan sales	$(3,447)	$186	$26,104
Origination loan sales	$71,561	$192,467	$128,506

The following is the relative breakout of nonperforming loans (in thousands):

	December 31,
	2004	2003
First mortgage loans, secured by one- to four-family residences	$11,029	$18,094
Home equity lines of credit and second mortgage	2,755	269
Recreational vehicle	1,416	1,399
Marine	908	1,067
Automobile	826	1,602
Credit card	2,999	2,147
Other	22	16

Total nonperforming loans	$19,955	$24,594

Interest income is not accrued for loans classified as nonperforming and any income accrued through the initial 90-day delinquency is reversed. We classify loans as nonperforming whenever principal or interest payments are more than 90 days past due or when we have reason to believe the loan is uncollectible. Had these loans been current at December 31, 2004, the Company would have recognized $1.0 million, $1.1 million and $1.4 million of additional income in 2004, 2003 and 2002, respectively. During 2004, the Company recognized $1.3 million of interest on loans that were in nonperforming status at December 31, 2004. At December 31, 2004, there were no commitments to lend additional funds to any of these borrowers.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Allowance for loan losses, beginning of year	$37,847	$27,666	$19,874
Provision for loan losses	38,121	38,523	14,664
Acquired through acquisitions	1,547	2,748	14,428
Charge-offs	(50,341)	(53,734)	(31,962)
Recoveries	20,507	22,644	10,662

Allowance for loan losses, end of year	$47,681	$37,847	$27,666

At December 31, 2004 and 2003, the Company had $15.3 million and $3.0 million of impaired loans, respectively, which consist primarily of loans secured by one- to four-family residences. The average recorded investment was $15.4 million for 2004 and $2.5 million for 2003.

NOTE 9—SERVICING RIGHTS

Included in other assets, in the consolidated balance sheets are servicing assets which are recognized when the Company sells a loan and retains the related servicing rights. The servicing right is initially recorded at its allocated cost basis based on the relative fair value of the loan sold and the servicing retained at the date of the sale in accordance with SFAS No. 140. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets, based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum over its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in other banking-related revenues in the consolidated statements of operations.

The following table shows the net amortized cost of the Company’s servicing rights (in thousands):

	December 31,
	2004	2003
Servicing assets:
Balance beginning of period	$32,773	$27,235
Additions resulting from acquisition	4,614	16,010
Amortization of servicing rights	(7,728)	(10,472)

Balance end of period	29,659	32,773

Valuation allowance for impairment:
Balance beginning of period	(5,379)	(583)
Valuation adjustment	(2,767)	(4,796)

Balance end of period	(8,146)	(5,379)

Servicing rights, end of period	$21,513	$27,394

The most important assumptions used in determining the estimated fair value are anticipated loan prepayments and discount rates. The Company uses market-based assumptions and confirms the reasonableness of the Company’s valuation model through management’s quarterly review, analyses of market quotes and independent broker valuations of the fair value of the servicing rights.

The following summarizes the estimated fair values of the Company’s servicing assets and significant assumptions (dollars in thousands):

	December 31,
	2004	2003
Mortgage servicing assets:
Fair value	$14,761	$21,111
Constant prepayment rate	23%	18%
Discount rate	1.0% - 1.5%	4.0% - 4.5%

Consumer servicing assets:
Fair value	$6,752	$6,283
Constant prepayment rate	21% - 24%	26% - 27%
Discount rate	8%	8%

NOTE 10—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,
	2004	2003
Equipment and transportation	$240,517	$193,723
Software	331,774	293,618
Leasehold improvements	88,066	77,991
Buildings	71,927	73,827
Land	3,428	7,233
Furniture and fixtures	14,340	9,080

Total property and equipment, gross	750,052	655,472
Less accumulated depreciation and amortization	(447,761)	(368,375)

Total property and equipment, net	$302,291	$287,097

Depreciation and amortization expense related to property and equipment was $82.9 million for 2004, $89.5 million for 2003 and $104.8 million for 2002.

Included in equipment and transportation, software, buildings and furniture and fixtures, are capital leases (gross), of $3.6 million at December 31, 2004 and $13.5 million December 31, 2003. Total accumulated amortization of these leases was $3.5 million at December 31, 2004 and $7.4 million at December 31, 2003.

Software includes capitalized internally developed software costs. These costs were $31.8 million for 2004, $41.8 million for 2003 and $34.0 million for 2002. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense for the capitalized amounts was $33.7 million for 2004, $29.3 million for 2003 and $30.1 million for 2002. Also included in software is $15.1 million of internally developed software in the process of development for which amortization has not begun.

NOTE 11—GOODWILL AND OTHER INTANGIBLES, NET

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon initial adoption, the Company stopped amortizing goodwill, identified its reporting units based on its current segment reporting structure and allocated all recorded goodwill, as well as other assets and liabilities, to the reporting units. The Company then determined the fair value of its reporting units using discounted cash flow models and relative market multiples for comparable businesses. The Company compared each reporting unit’s fair value to its carrying value. This initial evaluation indicated that goodwill was impaired, resulting in a non-cash charge totaling $293.7 million ($(0.82) per share). This charge was recorded as a cumulative effect of accounting change. In November 2003 and 2004, the Company performed its annual impairment tests, resulting in no additional impairment.

The following table discloses the changes in the carrying value of goodwill and intangibles with indefinite lives that occurred in the brokerage and banking segments subsequent to the initial impairment (in thousands):

	Brokerage	Banking	Total
Balance at December 31, 2001	$149,116	$114,554	$263,670
Additions from 2002 acquisitions	87,483	33,991	121,474

Balance at December 31, 2002	236,599	148,545	385,144
Additions from 2003 acquisitions	—	9,394	9,394
Write-offs related to the 2003 Restructuring Plan	(1,433)	—	(1,433)
Adjustments to 2002 acquisitions	14,997	(5,606)	9,391

Balance at December 31, 2003	250,163	152,333	402,496
Write-offs related to disposition of E*TRADE Access	—	(9,651)	(9,651)

Adjusted balance at December 31, 2003	250,163	142,682	392,845
Adjustments to 2002 acquisitions	(9,409)	(2,451)	(11,860)
Adjustments to 2003 acquisitions	—	15,490	15,490
Other adjustments	(1,432)	—	(1,432)

Balance at December 31, 2004	$239,322	$155,721	$395,043

During 2004, the Company finalized certain contingencies related to its acquisition of ETCF Asset Funding Corporation. When this business was acquired, the Company recorded deferred tax assets based on management’s best estimate of the tax basis that would be accepted by the tax authority upon ultimate settlement. In 2004, management’s best estimate of the ultimate tax basis was modified and the Company recorded a $15.8 million adjustment to deferred tax assets to reflect the revised tax basis. In accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, the adjustment was applied as an increase to the balance of goodwill attributable to that acquisition. Adjustments to goodwill in 2004 relating to the Company’s 2002 and 2003 acquisitions, were primarily related to changes in effective tax rates resulting in a corresponding adjustment to their related deferred tax liabilities.

Other intangible assets with finite lives, which are primarily amortized on a straight-line basis, consist of the following (dollars in thousands):

	Weighted- Average Useful Life (Years)	December 31, 2004			December 31, 2003
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Specialist books	28	$61,820	$(8,522)	$53,298	$59,800	$(5,891)	$53,909
Active accounts(1)	8	69,023	(36,121)	32,902	53,077	(30,027)	23,050
Credit cards(1)	15	32,672	(4,981)	27,691	16,006	(1,817)	14,189
Deposit intangibles(1)	3	15,188	(14,411)	777	15,188	(9,898)	5,290
Proprietary agreements	7	11,600	(9,806)	1,794	11,600	(4,967)	6,633
Customer list(1)	7	10,248	(5,189)	5,059	10,464	(3,079)	7,385
Distribution	9	7,800	(1,486)	6,314	7,800	(798)	7,002
Agency relationships	6	6,300	(2,713)	3,587	6,300	(1,663)	4,637
Trader relationships(1)	4	3,300	(1,653)	1,647	3,300	(763)	2,537
Other	2	2,671	(1,619)	1,052	2,616	(1,216)	1,400

Total		$220,622	$(86,501)	$134,121	$186,151	$(60,119)	$126,032

(1)	Amortized using an accelerated method.

Amortization expense of other intangible assets was $26.9 million for 2004, $30.1 million for 2003 and $22.2 million for 2002. Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (in thousands):

Years ending December 31,
2005	$22,152
2006	15,698
2007	13,928
2008	10,464
2009	7,196
Thereafter	64,683

Total future amortization expense	$134,121

NOTE 12—OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2004	2003
Securities sold collateral not delivered	$53,152	$46,514
Deferred tax assets	41,119	84,544
Servicing rights	21,513	27,394
Deferred compensation plan	11,974	7,929
Assets of discontinued operations	1,610	47,785
Other	79,910	93,044

Total other assets	$209,278	$307,210

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

NOTE 13—ASSET SECURITIZATION

Collateralized Debt Obligations

In 2004, 2003 and 2002, ETGAM transferred asset-backed securities to E*TRADE ABS CDO III, Ltd. (“CDO III”), E*TRADE ABS CDO II, Ltd. (“CDO II”) and E*TRADE ABS CDO I, Ltd. (“CDO I”), respectively. The Bank also transferred asset-backed securities to CDO II and an unrelated financial advisor transferred asset-backed securities to CDO I and CDO III. Concurrent with these transfers, the respective CDOs sold beneficial interests to independent investors in the form of senior and subordinated notes and preference shares, collateralized by the asset-backed securities. Neither the CDOs themselves nor the investors in the beneficial interests sold by the CDOs have recourse to ETGAM or the Company. Each of the CDOs are qualifying special purpose entities, as defined in SFAS No. 140, and, as such, are not required to be consolidated in the Company’s consolidated financial statements. ETGAM purchased preference shares in each of the CDOs. ETGAM’s retained interests are subordinate to the notes sold by each CDO and on an equal standing with the preference shares purchased by other preference share investors in CDO I, CDO II and CDO III.

The following table summarizes the asset-backed securities transferred to each CDO, the amount of the cash proceeds, the preference shares purchased by ETGAM and the current rating for those preference shares (dollars in millions):

	Transaction Date	Asset-Backed Securities Transferred to CDO				Proceeds	Preference Shares Purchased by ETGAM
		ETGAM	Bank	Independent Investment Advisor	Total		Amount	Rating at 12/31/04
CDO								Moody’s	Fitch
CDO III	December 2004	$124.0	$—	$175.5	$299.5	$304.4	$5.0	Ba1	BB+
CDO II	August 2003	78.4	321.7	—	400.1	400.9	6.0	Ba2	BBB-
CDO I	September 2002	50.2	—	200.0	250.2	251.7	8.6	B3	CCC-

Total		$252.6	$321.7	$375.5	$949.8	$957.0	$19.6

The carrying value of ETGAM’s retained interest in both CDO I, CDO II and CDO III is subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio. Therefore, changes in the market value of these securities are recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations. The following table presents a sensitivity analysis of ETGAM’s retained interests in CDO I, CDO II and CDO III at December 31, 2004 (dollars in thousands):

	CDO I	CDO II	CDO III
Fair value of retained preference shares(1)	$1,003	$6,272	$5,000

Weighted-average remaining life (years)	7.70	3.76	4.26

Weighted-average prepayment speed	15.00%	10.00%	0.00%
Impact of 10% adverse change	$(135)	$(102)	$(111)
Impact of 20% adverse change	$(259)	$(203)	$(220)

Weighted-average discount rate	2.00%	16.00%	15.00%
Impact of 10% adverse change	$(15)	$(353)	$(304)
Impact of 20% adverse change	$(30)	$(675)	$(582)

Weighted-average expected credit losses	4.33%	0.60%	0.11%
Impact of 10% adverse change	$(879)	$(40)	$(5)
Impact of 20% adverse change	$(1,003)	$(82)	$(11)

Actual credit losses to date	$5,555	$—	$—

For the year ended December 31, 2004(2)
Actual interest payments received	$458	$1,080	$—

(1)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(2)	No actual principal payments have been received to-date.

The sensitivities and estimates shown in the preceding table are hypothetical and should be used with the understanding that actual future performance and results can vary significantly. As the sensitivity analysis table shows, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption. Changes in one factor may result in changes in another factor (for example, increases in market interest rates could result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities.

ETGAM entered into management agreements to provide certain collateral management services for CDO I, CDO II and CDO III. As compensation for its services, ETGAM receives a management fee from the trustee based on the quarterly amount of assets managed (as defined). During 2004, ETGAM earned $3.3 million of management fees under the CDO I, CDO II and CDO III management agreements.

At December 31, 2004, ETGAM managed the Company’s on-balance sheet asset-backed securities, as well as the off-balance sheet asset-backed securities of CDO I, CDO II and CDO III, which are presented in the following table (in thousands):

Managed on-balance sheet asset-backed securities, classified as:
Available-for-sale	$2,796,429
Trading securities	2,457

Total managed on-balance sheet asset-backed securities	2,798,886

Managed off-balance sheet securitized asset-backed securities:
CDO I	186,251
CDO II	362,629
CDO III	299,410

Total managed off-balance sheet securitized asset-backed securities	848,290

Total managed asset-backed securities	$3,647,176

Securitized Consumer Finance Receivables

During 2004, E*TRADE Consumer Finance securitized approximately $0.3 billion of RV and marine consumer receivables through sales or other transfers to ETCF Asset Funding Corporation. Prior to its acquisition by the Company in October 2004, E*TRADE Consumer Finance securitized $2.5 billion of RV and marine consumer finance receivables during 1999 and 2001 through sales or other transfers by ETCF Asset Funding Corporation.

For each securitization, E*TRADE Consumer Finance retained servicing responsibilities and ETCF Asset Funding Corporation retained subordinated interests in each trust. E*TRADE Consumer Finance receives annual servicing fees of 50 basis points of the prior month’s balance for the 2004 series trust and all 1999 series trusts and 75 basis points of the prior month’s outstanding balance for the 2001 series trust.

The Company acquired ETCF Asset Funding Corporation and the retained beneficial interests in October 2003 (see Note 4). The carrying value of this retained beneficial interest is subject to future volatility in credit, interest rate and prepayment risk. The following table presents a sensitivity analysis of each of portfolio of securitized receivables at December 31, 2004 (dollars in thousands):

	RV 1999-1	Marine 1999-2	RV 1999-3	RV/Marine 2001-1	RV/Marine 2004-1
Fair value of residual investment(1)
At December 31, 2004	$9,024	$10,871	$2,825	$3,538	$10,877
At October 20, 2003 (initial value)	$9,740	$12,775	$4,223	$3,981	n/a

Weighted-average remaining life (years)	0.85	1.12	1.90	2.67	3.21

Weighted-average prepayment speed	26%	25%	20%	25%	20%
Impact of 10% adverse change	$(8)	$133	$75	$37	$(331)
Impact of 20% adverse change	$(1)	$265	$109	$79	$(590)

Weighted-average discount rate	9%	9%	9%	9%	15%
Impact of 10% adverse change	$(63)	$(100)	$(44)	$(77)	$(575)
Impact of 20% adverse change	$(125)	$(199)	$(87)	$(151)	$(1,078)

Weighted-average expected credit losses	1.74%	2.34%	1.88%	3.44%	1.48%
Impact of 10% adverse change	$(185)	$(172)	$(196)	$(477)	$(352)
Impact of 20% adverse change	$(370)	$(343)	$(332)	$(950)	$(658)

Actual credit losses
Since trust inception(2)	$29,104	$9,464	$9,498	$11,303	n/a
Since acquisition on October 20, 2003	$5,031	$1,021	$1,609	$3,575	n/a

For the year ended December 31, 2004
Actual interest payments received	$1,205	$1,009	$385	$1,809	n/a
Actual principal payments received	$81	$206	$84	n/a	n/a

(1)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(2)	Default base on the entire balance of the amount securitized as follows: 1990-1: $1,000,003; 1992-2: $550,000; 1999-3: $374,531; 2001-1: $529,467; 2004-1: $308,996.

The sensitivities and estimates shown in the preceding table are hypothetical; actual future performance and results can vary significantly. As the sensitivity analysis table shows, changes in the fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the preference shares is calculated without changing any other assumption. Changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

In 2004, the Company received $3.4 million of servicing fees and $3.3 million of other cash flows, excluding the $295 million of net proceeds that it received from the new securitization in 2004. The following table presents quantitative information about the loan balances, delinquencies and other assets managed with these securitized financial assets (in thousands):

	December 31, 2004
	RV	Marine	Other	Total
Principal amount of loans	$4,057,491	$1,120,191	$13,385	$5,191,067
Less:
Loans securitized	(558,496)	(189,452)	—	(747,948)
Loans sold/transferred and retained for servicing	(1,015,703)	(254,599)	(34)	(1,270,336)
Loans held-for-sale or securitization	(24,771)	(3,675)	(35)	(28,481)
Add:
Loans serviced by others	28,684	48,755	—	77,439

Loans held in portfolio	$2,487,205	$721,220	$13,316	$3,221,741

Principal amount of loans 60 days or more past due	$6,875	$2,911	$34	$9,820

Net credit losses	$16,940	$5,825	$(117)	$22,648

NOTE 14—RELATED PARTY TRANSACTIONS

Loans to Directors and Officers Repaid in 2002

In 2000, the Company adopted an executive loan program for purchases of Company stock and an executive home loan/home lease program to assist with executive relocation to the Silicon Valley. Both programs were terminated in 2002 and all loans under these programs were repaid in 2002 in cash or in shares of the Company’s common stock. In addition, a wholly owned subsidiary of the Company purchased four homes that were leased to executives. During 2004, the Company sold its one remaining home, which it also leased to a former executive during 2004, to the former executive, for its fair market value. Upon the sale, the Company recorded a $25,000 gain in facility restructuring and other exit charges. Also in 2000, the Company extended a loan to a founder and director of the Company. The loan was repaid in full in August 2003.

Executive Agreement Performed in 2003

Effective January 23, 2003, the former CEO resigned from the Company. In 2003, the Company reversed $3.7 million of compensation expense accrued in 2002 for the unvested portion of the former CEO’s restricted common stock, held by a subsidiary trust of the Company. In 2002, the former CEO waived amounts previously paid on his behalf and for amounts due to be paid in 2002, resulting in a benefit to the Company of approximately $23.5 million. This benefit is reflected as executive agreement in the consolidated statement of operations.

Other

In the normal course of business, the Company extends credit to its principal officers, directors and employees to finance their purchases of securities on margin. Margin loans to the Company’s principal officers and directors totaled approximately $6.6 million at December 31, 2004, $104.9 million at September 30, 2004, $101.5 million at June 30, 2004, $106.2 million at March 31, 2004 and $95.4 million as of December 31, 2003. These margin loans are made on the same terms and conditions as the Company’s loans to other non-affiliated customers.

The Company has entered into management retention agreements and/or employment agreements with its key executive officers. These agreements provide for annual base salary compensation, severance payments and the acceleration of option vesting and tax reimbursements under certain circumstances, in the event of termination of employment under defined circumstances within 24 months following a change of control in the Company, or in some circumstances, solely in the event of termination. Base salaries are subject to adjustments by the Company’s Board of Directors.

Through July 2002, SOFTBANK held more than 10% of the Company’s outstanding common stock and had a representative on the Company’s Board of Directors. SOFTBANK was a majority owner of E*TRADE Japan K.K. before it merged with SBI and is currently a majority owner of SBI. SOFTBANK is an investor in venture capital funds sponsored by the Company. The Company repurchased stock from SOFTBANK during 2001 at a discount from market price and repurchased the remainder of SOFTBANK’s interest in 2002, as is more fully disclosed in Note 20.

The Company also holds a joint interest in Thor Credit Corporation with Thor Industries, Inc. The Company provides certain management and loan services to Thor Credit Corporation, which are related party transactions.

NOTE 15—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percent
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Sweep deposit account	0.40%	0.15%	$6,167,436	$4,258,770	50.1%	34.0%
Money market accounts	1.52%	1.36%	3,340,245	4,412,329	27.2	35.3
Certificates of deposit	3.40%	3.36%	2,069,674	3,234,139	16.8	25.8
Brokered certificates of deposit	2.51%	2.78%	294,587	292,476	2.4	2.4
Passbook savings accounts	1.18%	1.78%	691	809	—	—
Checking accounts:
Interest-bearing	0.66%	0.80%	430,043	315,351	3.5	2.5
Non-interest-bearing	—%	—%	298	612	—	—

Total	1.27%	1.48%	$12,302,974	$12,514,486	100.0%	100.0%

Deposits, classified by rates are as follows (in thousands):

	December 31,
	2004	2003
0.00%–1.99%	$10,448,712	$9,717,635
2.00%–3.99%	1,160,915	1,818,458
4.00%–5.99%	426,070	588,116
6.00%–7.99%	257,468	390,274
8.00%–9.99%	9,938	3

Subtotal	12,303,103	12,514,486
Fair value adjustments	(129)	—

Total deposits	$12,302,974	$12,514,486

At December 31, 2004, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years	Total
Less than 4.00%	$1,222,790	$249,064	$100,362	$79,552	$10,471	$8,675	$1,670,914
4.00%–5.99%	109,150	108,078	133,842	4,627	60,559	9,814	426,070
6.00%–7.99%	249,966	3,393	1,135	1,249	666	1,059	257,468
8.00%–9.99%	—	—	—	—	36	9,902	9,938

Subtotal	$1,581,906	$360,535	$235,339	$85,428	$71,732	$29,450	2,364,390

Fair value adjustments							(129)

Total certificates of deposit and brokered certificates of deposit							$2,364,261

Scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $100,000 were as follows (in thousands):

	December 31,
	2004	2003
Three months or less	$216,671	$238,420
Three through six months	75,990	116,993
Six through twelve months	174,049	257,854
Over twelve months	237,533	367,979

Total	$704,243	$981,246

Interest expense on deposits in the past three years is summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Sweep deposit account	$13,226	$1,313	$—
Money market accounts	47,288	73,620	89,082
Certificates of deposit	110,577	185,574	244,140
Brokered certificates of deposit	9,172	10,147	5,975
Passbook savings accounts	9	14	7
Checking accounts	2,408	2,496	2,501

Total	$182,680	$273,164	$341,705

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $5.1 million at December 31, 2004 and $2.4 million at December 31, 2003.

E*TRADE FINANCIAL Sweep Deposit Account Relationship

In 2003, the Company introduced the E*TRADE FINANCIAL Sweep Deposit Account (“SDA”). The SDA is a sweep product that transfers brokerage segment customer balances, previously held in money market funds not on our balance sheets, to the banking segment. The Bank holds these funds as customer deposits in FDIC-insured NOW (Negotiable Order of Withdrawal) and money market deposit accounts. The banking segment pays the brokerage segment a negotiated fee on the average SDA balances, which is eliminated in consolidation.

NOTE 16—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The maturities of borrowings at December 31, 2004 and total borrowings at December 31, 2003 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings by Bank Subsidiary		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due in:
2005	$9,096,872	$1,039,000	$17,591	$10,153,463	2.13%
2006	200,000	100,000	—	300,000	1.54%
2007	200,000	50,000	—	250,000	2.66%
2008	200,000	—	—	200,000	1.61%
2009—Thereafter	200,000	298,841	255,300	754,141	2.94%

Total borrowings at December 31, 2004	$9,896,872	$1,487,841	$272,891	$11,657,604

Total borrowings at December 31, 2003	$5,283,609	$920,000	$283,554	$6,487,163

Repurchase Agreements

The Company sells securities under agreements to repurchase similar securities. Repurchase agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes and the obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheets. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. If the counterparty in a repurchase agreement fails to perform, the Company might incur a loss for the excess collateral posted with the counterparty. At December 31, 2004, there were no counterparties with whom the Company’s amount at risk exceeded 10% of its shareholders’ equity.

Other Borrowings by Bank Subsidiary

FHLB—The Company had $969 million floating-rate and $519 million fixed-rate FHLB advances at December 31, 2004. The floating-rate advances adjust quarterly based on the London InterBank Offering Rate (“LIBOR”). The Company is required to be a member of the FHLB System and maintains a FHLB investment at least equal to the greater of: one percent of the unpaid principal balance of its residential mortgage loans; one percent of 30 percent of its total assets; or one-twentieth of its outstanding FHLB advances. In addition, the Company must maintain qualified collateral equal to 85 to 90 percent of its advances, depending on the collateral type. These advances are secured with the Company’s specific mortgage loan collateral and mortgage-backed securities. The one- to four-family first-mortgage whole loans and mortgage-backed securities pledged as collateral totaled $3.4 billion and $2.6 billion at December 31, 2004 and 2003, respectively.

Other—The Company, through ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. During the year ended December 31, 2004, ETBH formed seven of these trusts. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. ETBH uses the proceeds from the sale of securities to purchase subordinated debentures issued by ETBH, guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution. Both the interest on the subordinated debentures issued by ETBH and the dividends paid on the Floating Rate Cumulative Preferred Securities are paid semi-annually or quarterly and are based upon variable rates from 2.25% to 3.75% above the three-month LIBOR interest rate.

Other borrowings also includes $17.6 million of overnight and other short-term borrowings from the Federal Reserve Bank in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company pledged $2.0 billion of securities and RV loans to secure these borrowings.

Information about borrowings under fixed- and variable- rate coupon repurchase agreements and other short-term borrowings is summarized as follows (in thousands):

	December 31,
	2004	2003
Weighted-average balance during the year (calculated on a daily basis)	$8,139,736	$5,976,730
Weighted-average interest rate:
During the year (calculated on a daily basis)	3.18%	2.68%
At year-end	2.15%	1.46%
Maximum month-end balance during the year	$10,285,738	$6,888,441
Balance at year-end	$10,169,763	$5,567,163
Securities and loans underlying the repurchase agreements at the end of the year:
Carrying value, including accrued interest	$10,001,607	$5,485,984
Estimated market value	$9,958,744	$5,477,099

NOTE 17—SENIOR NOTES AND CONVERTIBLE SUBORDINATED NOTES

The Company’s long-term debt by type is shown below (in thousands):

	December 31,
	2004	2003
Senior 8.00% Notes, due 2011	$400,452	$—
Convertible subordinated notes:
6.75% Notes, due 2008	—	325,000
6.00% Notes, due 2007	185,165	370,330

Total convertible subordinated notes	185,165	695,330

Total senior and convertible subordinated notes	$585,617	$695,330

8.00% Senior Notes Due June 2011

In June 2004, the Company completed a private offering of an aggregate principal amount of $400 million in senior notes due June 2011 (the “8.00% Notes”). The 8.00% Notes bear interest at 8.00%, payable semi-annually, and are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $8.2 million are included in other assets and are being amortized over the term of the 8.00% Notes. The Company entered into an interest rate swap agreement effective December 1, 2004 on $50 million of the 8.00% Notes. Under this swap agreement, the Company pays a variable rate of interest based on 3 month LIBOR plus 3.49%. The swap agreement is treated as an effective fair value hedge pursuant to SFAS No. 133. Accordingly, the change in fair value of the swap agreement of $0.5 million was included as part of the outstanding balance of the 8.00% Notes as of December 31, 2004.

6.75% Convertible Subordinated Notes Due May 2008

In May 2001, the Company completed a private offering of an aggregate principal amount of $325 million of the 6.75% convertible subordinated notes due May 2008 (the “6.75% Notes”). The 6.75% Notes were convertible, at the option of the holder, into a total of approximately 29.7 million shares of the Company’s common stock at a conversion price of $10.925 per share. The 6.75% Notes bore interest at 6.75%, payable semiannually, and non-callable for three years and were subsequently callable by the Company at a premium which declined over time. In June 2004, the Company called $162.5 million of the 6.75% Notes and in July 2004 called the remaining $162.5 million. Of these notes, total principal of $81.3 million was converted into 7.4 million shares of the Company’s common stock, with $1.3 million recorded in additional paid-in capital for its portion of the premium and unamortized debt offering costs. The remaining principal of $243.7 million was redeemed for cash.

6.00% Convertible Subordinated Notes Due February 2007

In February and March 2000, the Company completed a private offering of an aggregate principal amount of $650 million of the 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”). The 6.00% Notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share (7.8 million shares based on the $185.2 million principal amount of notes outstanding at December 31, 2004). The notes bear interest at 6.00%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. Debt issuance costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. Through 2003, the Company retired $279.7 million of the 6.00% Notes. In July 2004, the Company called $185.2 million of the 6.00% Notes for cash. Through December 31, 2004, approximately $9.4 million had been amortized and $8.5 million removed in connection with the extinguishment of the $464.9 million of debt.

Early Extinguishment of Debt

The Company recorded a $19.4 million charge as loss on early extinguishment of debt in 2004, no gain on early extinguishment of debt in 2003 and $5.3 million gain on early extinguishment of debt in 2002. In 2004, loss on early extinguishment of debt included $12.6 million loss from the retirement of the 6.75% Notes and $6.8 million loss from the retirement of the 6.00% Notes, both charges relating to the portion of the premium paid and write-off of unamortized debt offering costs. In 2002, gain on early extinguishment of debt included an $8.6 million gain from the retirement of $64.9 million of the Company’s 6.00% Notes in exchange for approximately 6.5 million shares of the Company’s common stock, offset by a $3.3 million loss recorded as a result of the early redemption of $100 million adjustable rate advances from the FHLB.

NOTE 18—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accounts payable and accrued expenses	$183,999	$135,818
Securities purchased collateral not received	53,131	35,947
Federal income tax payable	45,530	92,599
Equipment loans	38,530	16,235
Margin call collaterals	36,097	—
Restructuring liabilities	33,205	44,010
Liabilities from discontinued operations	4,396	13,037
Other	192,198	320,769

Total accounts payable, accrued and other liabilities	$587,086	$658,415

Payables for Bank Securities Purchased, Collateral Not Received

The Bank has payables to third-party brokers for mortgage-backed securities the Bank committed to buy, but did not receive from the brokers by the settlement date.

Other Short-Term Borrowing Arrangements

The principal source of financing for E*TRADE Clearing’s margin lending activity is cash balances in customers’ accounts and financing obtained from other broker-dealers through E*TRADE Clearing’s stock loan program. E*TRADE Clearing also maintains financing facilities with banks totaling $400 million to finance margin lending. There was none outstanding under these lines at December 31, 2004 and 2003. The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 2.95% to 3.25% above LIBOR. The Company had approximately $39.8 million of principal outstanding under these loans at December 31, 2004.

NOTE 19—INCOME TAXES

The components of income tax expense from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$69,881	$84,623	$(142)
Foreign	4,442	5,894	(4,209)
State	8,073	19,350	6,722

Total current	82,396	109,867	2,371

Deferred:
Federal	54,312	(7,452)	79,170
Foreign	2,328	5,418	—
State	23,147	5,590	4,968

Total deferred	79,787	3,556	84,138

Income tax expense from continuing operations	$162,183	$113,423	$86,509

The Company is subject to examination by the Internal Revenue Service (the “IRS”), taxing authorities in foreign countries, and states in which the Company has significant business operations. The tax years subject to examination vary by jurisdiction; for example, the IRS just completed their examination through fiscal year 2000. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from on-going and subsequent years’ examinations. Included in current tax expense are changes to accruals for expected tax deficiencies in accordance with SFAS No. 5.

The components of income before income taxes and discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Domestic	$494,716	$314,894	$201,936
Foreign	19,290	(1,840)	(4,398)

Total income before income taxes and discontinued operations	$514,006	$313,054	$197,538

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carry-forwards that created deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Reserves and allowances	$15,237	$18,680
Net unrealized gain on equity investments and Bank assets held-for-sale	78,411	28,240
Net operating loss carry-forwards	68,939	74,713
Deferred compensation	9,235	9,881
Capitalized technology development	7,382	14,400
Tax credits	6,520	16,130
Restructuring reserve and related write-downs	66,116	74,948
Other	1,225	10,207

Total deferred tax assets	253,065	247,199

Deferred tax liabilities:
Internally developed software	(20,690)	(14,076)
Acquired intangibles	(36,552)	(52,688)
Basis differences in investments	(53,007)	(10,713)
Loan fees	(7,092)	—
Depreciation and amortization	(28,753)	6,089
Purchased software	(3,024)	(3,024)
Retained servicing rights	(6,298)	(9,831)
Other	(3,859)	(8,256)

Total deferred tax liabilities	(159,275)	(92,499)
Valuation allowance	(52,671)	(70,156)

Net deferred tax asset	$41,119	$84,544

The Company maintains a valuation allowance of $52.7 million and $70.2 million at December 31, 2004 and 2003, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The deferred tax assets for which a valuation allowance has been established include certain state and foreign country net operating loss carry-forwards, foreign tax credit carry-forwards and excess tax bases in certain illiquid investments. More specifically, at December 31, 2004, the Company had foreign country net operating loss carry-forwards of approximately $101 million for which a deferred tax asset of approximately $30 million was established. The foreign net operating losses represent the foreign tax loss carry-forwards in numerous foreign countries, some of which are subject to expiration from 2005-2007. In most of these foreign countries, the Company has historical tax losses, and the Company continues to project to incur operating losses in these countries. Accordingly, the Company has provided a valuation allowance of $30.1 million against such deferred tax asset at December 31, 2004. In addition, at December 31, 2004, the Company had state net operating loss carry-forwards of $290 million, that expire between 2012 and 2023, most of which are subject to apportionment when utilized. A deferred tax asset of approximately $17 million has been established related to these state net operating loss carry-overs, and has provided a valuation allowance of $2 million against such deferred tax asset at December 31, 2004. Further, the Company has a foreign tax credit carry-over of approximately $6.5 million which is fully reserved due to the Company’s overall foreign loss position. Lastly, At December 31, 2004, the Company maintains a valuation allowance against the excess tax basis in certain capital assets of approximately $11.0 million. The capital assets in question are certain investments in e-commerce and internet startup venture funds that have no ready market or liquidity at December 31, 2004. The Company has concluded that the realization of these excess tax benefits on these capital assets are uncertain and not in the control of the Company, as there is no ready market or liquidity in these investments.

The decrease in the valuation allowance in 2004 relates principally to the elimination of a valuation allowance of $14.4 million when the corresponding deferred tax asset was written off upon the disposition of eAdvisor. The elimination of the valuation allowance did not impact income tax expense. The balance of the change in the valuation allowance relates to adjustments to the valuation allowance components discussed above.

At December 31, 2004, the Company had federal net operating loss carry-forwards of approximately $60.9 million for which no valuation has been provided. These carry-forwards expire through 2020. These federal net operating loss carry-forwards relate to pre-acquisition losses from acquired subsidiaries and, accordingly, are subject to annual limitations in their use in accordance with Internal Revenue Code Section 382. Accordingly, the extent to which the loss carry-forwards can be used to offset future taxable income may be limited.

The Company has not provided deferred income taxes of approximately $9.1 million on approximately $25.9 million of undistributed earnings in its foreign subsidiaries at December 31, 2004, as it is the Company’s intention to permanently reinvest such earnings. The American Jobs Creation Act of 2004 (the “Act”) was enacted in October of 2004. The Act provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. As a result of this special temporary tax incentive, the Company distributed $20.0 million from its Canadian subsidiaries and recorded $750,000 of federal tax expense in connection with such repatriation.

The effective tax rates differed from the Federal statutory rates as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.3	3.5	4.7
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	(0.7)	3.8	(1.3)
IRS tax settlement	(3.0)	—	—
Excess tax basis upon sale of partnership interests	(2.4)	—	—
Change in valuation allowance	(0.6)	(5.2)	5.4
Other	(1.1)	(0.9)	0.1

Effective tax rate	31.5%	36.2%	43.9%

The reduction in our 2004 tax rate was principally the result of two items. First, during 2004 the Company reached a favorable tax settlement with the Internal Revenue Service. This agreement resolved various issues for all federal tax liabilities through 2000, including most notably certain research and experimentation credit claims. As a result of the settlement, reductions in income tax expense of $22.4 million were recorded resulting in reductions of previously accrued taxes. In addition, we recognized a tax benefit of $12.2 million from our excess tax basis in a partnership interest that was sold during 2004.

NOTE 20—SHAREHOLDERS’ EQUITY

Shares Exchangeable into Common Stock

In August 2000, EGI Canada Corporation issued approximately 9.4 million Exchangeable Shares in connection with the Company’s acquisition of E*TRADE Technologies. Holders of the Exchangeable Shares have dividend, voting and other rights equivalent to those of the Company’s common shareholders. Exchangeable Shares may be exchanged at any time, at the option of the holder, on a one-for-one basis for the Company’s common stock. The Company may redeem all outstanding Exchangeable Shares for its common stock after August 23, 2005 or earlier under certain circumstances. Exchangeable Shares converted were 0.1 million in 2004, 0.2 million in 2003 and 0.2 million in 2002. At December 31, 2004, approximately 1.3 million Exchangeable Shares were outstanding.

Share Repurchases

From time to time the Company’s Board of Directors authorizes share repurchase and debt retirement plans, as they determine that they are likely to create long-term value for its shareholders. These plans are open-ended and provide the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. Under these authorized plans, the Company has repurchased some of its common stock and retired some of its convertible subordinated notes.

In 2004, the Company repurchased 13.7 million shares of its common stock for an aggregate $175.8 million. Also under the repurchase plans, the Company used $86.2 million in cash for a partial redemption of its 6.75% Notes. In 2003, the Company did not repurchase any shares of its common stock. In 2002, the Company repurchased 10.2 million shares of its common stock for an aggregate $43.5 million. Also in 2002, the Company retired 5.0 million shares of its common stock, valued at $28.8 million, in connection with the satisfaction of shareholders’ notes receivable.

As of December 31, 2004, the Company had approximately $238.0 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Deferred Stock Compensation

In 2004, the Company issued 0.9 million shares, with fair market value of $11.1 million, of restricted common stock to its executive officers and other employees. Of these grants, 0.7 million shares vest annually over a four-year period, with the remaining to vest 100% on the five-year anniversary of the date of grant. The Company will recognize compensation expense related to these shares ratably over the applicable vesting periods.

In 2003, the Company issued 1.7 million shares, with fair market value of $13.4 million, of restricted stock to its executive officers. The officers’ right to retain these shares does not vest in any part until the five-year anniversary of the date of grant, at which time the rights to retain the shares vest in full. The Company will recognize compensation expense related to these shares ratably over the five-year vesting periods.

In 2003 and 2004, the Company cancelled 3.6 million shares of unvested restricted stock as executive officers and employees resigned from the Company. Of these cancellations, 3.2 million shares, or unvested deferred stock compensation of $19.5 million, related to the resignation of the Company’s former CEO in January 2003.

Amortization of deferred stock compensation was $4.7 million for 2004, $2.3 million for 2003 and $8.7 million for 2002.

NOTE 21—EMPLOYEE BENEFIT PLANS

Stock Option Plans

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of shares of the Company’s common stock at a price determined by the Board of Directors at the date the option is granted.

Options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. However, approximately 6.1 million options were granted to non-executive employees in 2003 that vested over one year, which did not result in any recognized expense. Also, concurrent with the Company’s former CEO’s resignation, the Company extended the expiration date of his previously vested options, resulting in additional compensation expense of $46,000 in 2003. Exercise prices are generally equal to the fair market value of the shares on the grant date. The Company granted stock options below market value to purchase 64,000 shares in 2004, 44,000 shares in 2003 and 28,000 shares in 2002. The expense recorded for the estimated fair value of the options was $0.3 million in 2004, $0.1 million in 2003 and $0.2 million in 2002. No options were granted at prices greater than market value on the date of grant in the past three years.

Beginning in 2002, the 1996 Plan has a shareholder approved automatic increase, or evergreen provision, in the number of shares available to be issued by 5% of the number of shares of the Company’s common stock outstanding on the last trading date of December of the immediately preceding year. At January 1, 2005, 18.5 million shares were added to the 1996 Plan pursuant to the evergreen provision, for a total of 85.4 million shares authorized under the 1996 Plan since inception and 41.5 million shares available for grant at January 1, 2005.

The Company has also assumed option plans as a result of acquisitions in the past. No additional grants will be made under these acquired plans.

A summary of stock option activity follows (shares in thousands):

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2001:	46,115	$11.05
Granted	5,300	$7.61
Exercised	(2,568)	$4.33
Canceled	(7,419)	$13.10

Outstanding at December 31, 2002:	41,428	$10.66
Granted	15,702	$5.84
Exercised	(8,543)	$5.36
Canceled	(4,203)	$11.22

Outstanding at December 31, 2003:	44,384	$9.92
Granted	11,868	$12.83
Exercised	(6,617)	$5.19
Canceled	(6,846)	$21.09

Outstanding at December 31, 2004:	42,789	$9.68

The options available for grant, as well as the options exercisable and the associated weighted-average exercise price are shown in the following table (shares in thousands):

	Year Ended December 31,
	2004		2003	2002
Options available for grant	23,037	(1)	28,943	20,465
Options exercisable	24,204		29,939	27,147
Options exercisable weighted-average exercise price	$8.94		$10.83	$11.40

(1)	Upon registration of the evergreen provision, options available for grant will increase by approximately 18.5 million shares.

The following table summarizes information on outstanding and exercisable stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Option Exercise Price	Number Outstanding (in thousands)	Weighted- Average Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$0.01–$4.52	7,206	6.33	$3.58	6,454	$3.52
$4.54–$6.91	7,153	6.46	$5.70	5,859	$5.73
$6.96–$7.66	8,010	7.35	$7.44	4,442	$7.27
$7.76–$11.15	8,191	8.45	$10.30	1,923	$9.20
$11.19–$14.59	7,351	8.94	$13.77	882	$12.88
$14.75–$20.38	2,469	5.81	$16.60	2,236	$16.77
$20.59–$58.19	2,409	4.85	$25.48	2,408	$25.48

$0.01–$58.19	42,789	7.28	$9.68	24,204	$8.94

Stock Purchase Plan

In July 1996, the Company’s shareholders approved the 1996 Stock Purchase Plan (the “1996 Purchase Plan”), and reserved 2,600,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the two-year offering period or the end of each of the six-month purchase periods. During 2002, the reserved shares of the 1996 Purchase Plan were reduced to zero, with 341,904 additional shares remaining to be purchased by employees. In May 2002, the Company’s shareholders approved an increase in the authorized shares by 341,904, which were subsequently purchased by employees. As a result, these shares were accounted for as variable plan options on which the Company recognized a charge of $0.4 million in 2002 during the time they were in escrow. Also in May 2002, the shareholders of the Company approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. At December 31, 2004, 1,985,612 shares were available for purchase under the 2002 Purchase Plan.

Additional Stock Plan Information

As permitted by SFAS No. 123, the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly does not record compensation costs on grants to employees for options with no intrinsic value. If the Company had elected to recognize compensation cost based on the fair value of options at the grant date as prescribed by SFAS No. 123, the related pro forma expense that would have been recorded is described in Note 2.

The Company’s calculations were made using the Black-Scholes option-pricing models with the following weighted-average assumptions applied to grants made in the following periods:

	Year Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Expected volatility	55%	66%	71%
Risk-free interest rate	3%	3%	4%
Expected life of option following vesting (in months)	23	19	36

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

The Company’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. The valuations of the computed weighted-average fair values of option grants under SFAS No. 123 were $5.95 for 2004, $2.83 for 2003 and $4.69 for 2002.

Supplemental Executive Retirement Plan

The Company’s Board of Directors adopted the Supplemental Executive Retirement Plan (“SERP”) for certain executive officers in 2001, which was terminated in April 2003. The Company made cash contributions to the SERP of $15.6 million in 2002. The Company did not make any contributions in 2003 and recovered approximately $6 million of cash previously contributed to the SERP in October 2003. In 2002, the Company recognized a benefit of $16.1 million in executive agreement in the consolidated statement of operations related to the return of vested benefits in the SERP by the Company’s former CEO.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $5.0 million for 2004, $8.7 million for 2003 and $8.1 million for 2002.

NOTE 22—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as facility restructuring and other exit charges for the periods presented (in thousands):

	Year Ended December 31,
	2004	2003	2002
2003 Restructuring Plan	$1,857	$112,564	$—
2001 Restructuring Plan	(800)	16,367	10,223
Other exit charges	15,100	5,260	5,134

Total restructuring and other exit charges	$16,157	$134,191	$15,357

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”) exiting and consolidating leased facilities and exiting and disposing of certain unprofitable product offerings and initiatives. The original 2003 facility consolidation charge primarily related to charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities located in Menlo Park and Rancho Cordova, California. The E*TRADE FINANCIAL Center in New York, encompassing approximately 31,000 square feet, was used by customers to access the Company’s products and services and serve as an introduction point for new customers to the Company’s products and services. The Company exited the Center as it was not cost effective to engage in these activities within a facility of its size, and subsequently, opened an approximately 2,000 square foot Center in New York that was more cost effective. The leased California facilities were used for corporate and administrative functions and were exited as the Company consolidated employees into nearby offices and moved certain functions to its offices in Virginia.

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

In 2004, the Company finalized its exit of the product offering with Enlight Holdings, LLC, and as a result made adjustments to previously estimated costs associated with its exit. The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:

Facility restructuring and other exit activity recorded in 2003	$55,010	$57,960	$112,970

Cash payments	(11,007)	(16,369)	(27,376)

Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	24,749	3,221	27,970

2004 activity on original 2003 restructuring reserve:

Adjustment and additional charges recorded in 2004	2,458	(601)	1,857
Cash payments	(5,439)	(2,249)	(7,688)

Restructuring liabilities at December 31, 2004	$21,768	$371	$22,139

2001 Restructuring Plan

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

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765

Activity through December 31, 2003:
Adjustments and additional charges	22,204	2,072	3,499	27,775
Cash payments	(92,881)	(67)	(19,281)	(112,229)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2003	16,529	660	172	17,361

2004 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2004	(800)	—	—	(800)
Cash payments	(5,489)	—	(6)	(5,495)

Restructuring liabilities at December 31, 2004	$10,240	$660	$166	$11,066

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities for the 2003 and 2001 Restructuring Plans at December 31, 2004, and their timing are as follows (in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
Year		Contracted	Estimate
2005	$12,774	$(2,297)	$(407)	$(143)	$9,927
2006	13,923	(2,394)	(2,971)	(286)	8,272
2007	10,478	(1,836)	(2,869)	(572)	5,201
2008	7,431	(1,023)	(1,732)	(858)	3,818
2009	5,951	(573)	(1,231)	(1,144)	3,003
Thereafter	3,082	(48)	(817)	(430)	1,787

Total	$53,639	$(8,171)	$(10,027)	$(3,433)	$32,008

Other Exit Charges

	Year Ended December 31,
	2004	2003	2002
Israel exit activity	$14,500	$1,435	$—
Exit of institutional research business	—	4,917	—
Exit of keyboard lending activities	506	2,747	—
(Gain) loss on exit of E*TRADE Bank AG (German subsidiary)	—	(3,898)	12,199
Subsequent recovery related to sale of E*TRADE @ Net Bourse S.A.	—	—	(3,513)
Resolution of obligation upon the liquidation of E*TRADE South Africa	—	—	(3,552)
Other	94	59	—

Total other exit charges, net	$15,100	$5,260	$5,134

Israel exit activity

The Company terminated the trademark and technology license of an Israeli-based company in 2002 due to failure to perform obligations and commenced arbitration proceedings. The Israeli company counterclaimed for wrongful termination. An arbitration tribunal in London decided against the Company and as a result, the Company recognized $14.5 million in additional exit charges for 2004.

Exit of Institutional Research Business

In December 2003, the Company exited its proprietary institutional research business located in Europe and recorded an exit charge of approximately $4.9 million. The charge was primarily related to severance and related tax amounts. In addition, the Company incurred costs related to cancellation of certain contracts and other legal fees.

Exit of Keyboard Lending Activities

During 2003, the Company exited its keyboard lending activities, which it originally entered into as a result of its acquisition of E*TRADE Consumer Finance in December 2002. This included the sale of substantially all of its keyboard loans (of approximately $100 million) and write-off of other assets, resulting in a loss of approximately $2.7 million. Contributions from keyboard lending activities were insignificant to the overall operating results of E*TRADE Consumer Finance. In 2004, the Company accrued an additional $0.5 million as the result of a litigation claim. This claim was settled in January 2005 for $0.5 million.

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

NOTE 23—INCOME (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
BASIC:

Numerator:
Income from continuing operations	$350,930	$204,692	$109,474
Net income (loss) from discontinued operations	29,553	(1,665)	(2,210)

Net income before cumulative effect of accounting change	380,483	203,027	107,264
Cumulative effect of accounting change, net of tax	—	—	(293,669)

Net income (loss)	$380,483	$203,027	$(186,405)

Denominator:
Basic weighted-average shares outstanding	366,586	358,320	355,090

Per Share:
Income per share from continuing operations	$0.96	$0.57	$0.31
Net income (loss) per share from discontinued operations	0.08	(0.00)	(0.01)

Net income per share before cumulative effect of accounting changes	1.04	0.57	0.30
Cumulative effect of accounting change	—	—	(0.82)

Income (loss) per share	$1.04	$0.57	$(0.52)

DILUTED:

Numerator:
Income from continuing operations	$350,930	$204,692	$109,474
Net income (loss) from discontinued operations	29,553	(1,665)	(2,210)

Net income before cumulative effect of accounting change	380,483	203,027	107,264
Cumulative effect of accounting change, net of tax	—	—	(293,669)

Net Income (loss)	380,483	203,027	(186,405)

Interest on convertible subordinated notes, net of tax	19,963	—	—

Net income (loss), as adjusted	$400,446	$203,027	$(186,405)

Denominator:
Basic weighted-average shares outstanding	366,586	358,320	355,090
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	10,461	6,495	4,300
Weighted-average warrants and contingent shares outstanding	2,532	2,546	1,661
Shares issuable for assumed conversion of convertible subordinated notes	25,810	—	—

Diluted weighted-average shares outstanding	405,389	367,361	361,051

Per Share:
Income per share from continuing operations	$0.92	$0.55	$0.31
Net income (loss) per share from discontinued operations	0.07	(0.00)	(0.01)

Net income per share before cumulative effect of accounting change	0.99	0.55	0.30
Cumulative effect of accounting change	—	—	(0.82)

Net income (loss) per share	$0.99	$0.55	$(0.52)

Excluded from the calculations of diluted income (loss) per share are 45.4 million of common stock shares for 2003 and 46.0 million of common shares for 2002, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income (loss) per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, therefore, the effect would be anti-dilutive (in thousands, except exercise price ranges):

	Year Ended December 31,
	2004	2003	2002
Options excluded from computation of diluted income (loss) per share	10,665	14,860	26,936
Exercise price ranges:
High	$58.19	$58.19	$58.19
Low	$12.50	$7.97	$6.41

NOTE 24—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”), the Chicago Stock Exchange (“CHX”), the Philadelphia Stock Exchange (“PHLX”) and the NASD Inc. (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Clearing and E*TRADE Professional Trading have elected to use the alternative method to compute net capital permitted by the Rule, which requires that E*TRADE Securities, E*TRADE Clearing and E*TRADE Professional Trading maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	December 31, 2004
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$47,663	$47,413
E*TRADE Clearing LLC	48,391	303,070	254,679
E*TRADE Capital Markets-Execution Services	290	7,061	6,771
GVR Company, LLC	1,000	42,488	41,488
Engelman Securities, Inc.	242	2,418	2,176
E*TRADE Professional Trading, LLC	250	2,969	2,719
E*TRADE Professional Securities, LLC	1,123	5,522	4,399
Versus Brokerage Service (U.S.) Inc.	100	674	574
E*TRADE Global Asset Management, Inc.	819	21,388	20,569
International broker-dealers	33,434	73,267	39,833

Totals	$85,899	$506,520	$420,621

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the following table, at December 31, 2004, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At December 31, 2004, management believes that the Bank meets all capital adequacy requirements. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2004:
Total Capital to risk-weighted assets	$1,533,934	11.11%	>$	1,104,607	>8.0%	>$	1,380,759	>10.0%
Tier I Capital to risk-weighted assets	$1,486,422	10.77%	>$	552,304	>4.0%	>$	828,455	>6.0%
Tier I Capital to adjusted total assets	$1,486,422	5.83%	>$	1,019,659	>4.0%	>$	1,274,574	>5.0%
At December 31, 2003:
Total Capital to risk-weighted assets	$1,232,674	11.30%	>$	872,421	>8.0%	>$	1,090,526	>10.0%
Tier I Capital to risk-weighted assets	$1,194,963	10.96%	>$	436,211	>4.0%	>$	654,316	>6.0%
Tier I Capital to adjusted total assets	$1,194,963	5.92%	>$	807,922	>4.0%	>$	1,009,902	>5.0%

The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at both December 31, 2004 and 2003.

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2004, approximately $295.8 million of the Bank’s capital was available for dividend declaration.

NOTE 25—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2014. Future minimum rental commitments under these leases are as follows (in thousands):

Years ending December 31:
2005	$22,185
2006	21,793
2007	21,042
2008	20,176
2009	18,110
Thereafter	29,649

Future minimum lease payments	$132,955

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $23.9 million for 2004, $31.4 million for 2003 and $29.2 million for 2002.

NOTE 26—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have been unable to resolve these disputes and have each filed lawsuits. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. In January 2005, the Company was notified that the NASD had made a preliminary determination to recommend disciplinary action against the entity formerly known as Momentum for, among other things, failing to maintain the required minimum net capital during the periods from December 2001 through June 30, 2002 and failing and neglecting to file accurate financial reports for the period, in each case materially overstating its net capital. The Company is unable to predict the outcome of these actions. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

In 2003, the Company became involved in arbitration relating to the Company’s former Israeli joint venture. The E*TRADE Israel venture was closed in 2002, as the Company’s partner in the joint venture failed. The Company had terminated the Israeli company’s trademark and technology license and sought damages based on failures to perform its obligations and the licensee had counterclaimed for unspecified damages for such termination. Following the hearing of the arbitration, which took place during October 2004, the arbitration tribunal decided against the Company and as a result, the Company recognized $14.5 million in additional exit charges for 2004.

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and certain counterparties to the transactions including Nomura Securities, Inc. and certain of its affiliates (“Nomura”) in two related lawsuits pending in the United States District Courts for the District of New York and for the District of Minnesota. In the lawsuits, Nomura is seeking approximately $10.0 million in damages and has asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorney fees, and other relief from the Company for conversion and breach of contract. The Company has asserted claims and defenses against Nomura relating to the same amount and alleges, inter alia, Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. In 2003, the parties stipulated to stay the New York matter pending the completion of discovery in the Minnesota lawsuit. Through this lawsuit, the Company seeks, among other things, compensatory damages for all expenses and losses that it has incurred to date or may incur in the future in connection with the stock lending litigation. Written discovery and depositions have been taken in this matter. At this time, we are unable to predict the ultimate outcome of this dispute in relation to the parties with which we have not settled. However, the ultimate resolution of this litigation may be material to the Company’s operating results or cash flows for any particular period. The Company believes that its current reserves are adequate in view of its assessment of exposure at this time.

Except as to matters that we have reported as settled or tentatively settled, we intend to defend vigorously against the foregoing claims. An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business. The Company contests liability and/or the amount of damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of each such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results for a particular future period, depending on, among other things, the level of the Company’s or a business segment’s income for such period. Legal reserves have been established in accordance with SFAS No. 5. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change.

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

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	December 31, 2004
	Fixed Rate	Variable Rate	Total
Commitments to purchase loans:
Mortgage loans	$50,404	$120,262	$170,666
Other loans	7,582	—	7,582

Total commitments to purchase loans	$57,986	$120,262	$178,248

Commitments to originate loans:
Mortgage loans	$168,753	$52,219	$220,972
Other loans	345,969	—	345,969

Total commitments to originate loans	$514,722	$52,219	$566,941

Commitments to sell mortgage loans	$42,061	$50,390	$92,451

Significant changes in the economy or interest rate influence the impact that these commitments and contingencies has on the Company in the future.

At December 31, 2004, the Bank had commitments to purchase $0.4 billion and sell $0.9 billion in securities. In addition, the Bank had approximately $1.6 billion of certificates of deposit scheduled to mature in less than one year and $3.1 billion of unfunded commitments to extend credit.

Guarantees

As part of business combinations completed during the last three years, the Company is obligated to make certain additional payments in cash and/or stock in the event certain milestones are achieved by the acquired entities. See Note 4 for further information.

E*TRADE Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees, are as follows:

•	The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of E*TRADE Bank, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require E*TRADE Bank to repurchase the loan and return all loan premium pricing and service release premiums.

•	Should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, loan premium pricing and service release premium shall be fully refundable.

•	Should any eligible mortgage loan delivered to an investor pay off after the receipt of the first payment and a contractually designated period of time (typically 60 to 120 days from the date of purchase), the servicing released premium shall be fully refunded.

Management has determined that the maximum potential liability under these guarantees at December 31, 2004 is $38.1 million based on all available information. The current carrying amount of the liability recorded at December 31, 2004 is $1.0 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees. At December 31, 2003, the maximum potential liability was $69.3 million and the carrying value of the liability was $3.5 million.

NOTE 27—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133.

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on caps, floors and forward-starting swaps to offset its exposure to a change in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in fair value adjustments of financial derivatives in the consolidated statements of operations.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
At December 31, 2004
Pay fixed-interest rate swaps:
Mortgage-backed securities	$1,045,000	$3,157	$(5,099)	$(1,942)	4.42%	2.23%	—%	6.06
Investment securities	160,885	—	(3,747)	(3,747)	4.63%	2.09%	—%	8.83
Receive-fixed interest rate swaps:
Certificates of deposit	315,000	—	(1,901)	(1,901)	2.26%	3.39%	—%	2.90
Federal Home Loan Bank advances	100,000	—	(1,159)	(1,159)	2.40%	3.64%	—%	4.80
Brokered certificates of deposit	10,000	—	(160)	(160)	2.50%	5.00%	—%	10.01
Senior Notes	50,000	452	—	452	5.98%	8.00%	—%	6.46
Receive-fixed interest rate forward-starting swaps:
Brokered certificates of deposit	20,000	12	(60)	(48)	5.25%	N/A	—%	12.55
Mortgage-backed securities	209,000	978	—	978	3.60%	N/A	—%	3.43
Purchased interest rate options:
Caps(1)	485,000	7,221	—	7,221	N/A	N/A	6.09%	5.01
Floors(1)	100,000	352	—	352	N/A	N/A	4.25%	2.75
Forward-starting swaps(1)	335,000	9,065	—	9,065	N/A	N/A	5.98%	13.30

Total fair value hedges	$2,829,885	$21,237	$(12,126)	$9,111	3.93%	2.71%	5.85%	6.25

At December 31, 2003
Pay fixed-interest rate swaps:
Loans	$656,000	$—	$(3,000)	$(3,000)	2.74%	1.16%	—%	2.63
Mortgage-backed securities	182,000	—	(1,672)	(1,672)	4.21%	1.16%	—%	7.16
Investment securities	54,000	—	(1,049)	(1,049)	4.58%	1.15%	—%	9.38
Purchased interest rate options:
Caps(1)	100,000	4,948	—	4,948	N/A	N/A	5.87%	6.95
Forward-starting swaps(1)	82,000	3,191	—	3,191	N/A	N/A	7.05%	14.81

Total fair value hedges	$1,074,000	$8,139	$(5,721)	$2,418	3.15%	1.16%	6.40%	5.07

(1)	Purchased interest rate options were used to hedge the Bank’s mortgage-backed securities.

De-designated Fair Value Hedges

During 2004 and 2003, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods for those derivatives. The net gain or loss on those derivative instruments at the time of de-designation is being amortized to interest expense over the original forecasted period of the underlying transactions being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting were recorded in gain on sales of loans held-for-sale and securities, net in the consolidated statements of operations.

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

Changes in the fair value of derivatives that hedge cash flows associated with time deposits, repurchase agreements, advances from the FHLB, dollar rolls and other borrowings and investment securities are reported in AOCI as unrealized gains or losses. The amounts in AOCI are then included in interest expense as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $24.7 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a three-to-fifteen-year period.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of the derivatives used in the hedge relationship outperforms or has a greater increase in market value than a hypothetical derivative, created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness as a fair value adjustment of financial derivatives in the consolidated statements of operations.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable rate liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
At December 31, 2004
Pay fixed interest rate swaps:
Repurchase agreements	$1,675,000	$—	$(33,121)	$(33,121)	4.91%	2.28%	—%	11.12
Federal Home Loan Bank advances	425,000	—	(6,093)	(6,093)	4.68%	2.13%	—%	9.25

Purchased interest rate:
Forward-starting swaps(1)	595,000	—	(868)	(868)	4.74%	N/A	—%	11.16
Options—caps(1)	2,775,000	94,340	—	94,340	N/A	N/A	4.43%	6.13

Total cash flow hedges	$5,470,000	$94,340	$(40,082)	$54,258	4.84%	2.25%	4.43%	8.45

At December 31, 2003
Pay fixed interest rate swaps:
Repurchase agreements	$3,488,000	$4,091	$(46,196)	$(42,105)	4.23%	0.80%	—%	7.44
Certificates of deposit	450,000	—	(24,105)	(24,105)	6.35%	1.46%	—%	1.52
Federal Home Loan Bank advances	165,000	—	(2,409)	(2,409)	3.19%	1.16%	—%	2.77

Purchased interest rate options—caps(1)	1,000,000	47,322	—	47,322	N/A	N/A	2.98%	4.47
Forward purchase and sale agreements	335,500	—	(872)	(872)	N/A	N/A	N/A	N/A

Total cash flow hedges	$5,438,500	$51,413	$(73,582)	$(22,169)	4.42%	0.89%	2.98%	6.18

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

Under SFAS No. 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in AOCI in the consolidated balance sheets. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Year Ended December 31,
	2004	2003	2002
Impact on AOCI (net of taxes):
Beginning balance	$(123,754)	$(188,280)	$(148,340)
Losses on cash flow hedges related to derivatives, net	(51,137)	(21,173)	(79,148)
Reclassifications to earnings, net	56,873	85,699	39,208

Ending balance	$(118,018)	$(123,754)	$(188,280)

Derivatives terminated during the year:
Notional	$5,423,500	$6,329,500	$4,645,300
Fair value of net gains (losses) recognized in AOCI	$(68,039)	$45,927	$(289,209)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 32 days to 12 years. During 2004, 2003 and 2002, the banking interest expense included $101.8 million, $125.8 million and $78.2 million, respectively, of amortization of terminated interest rate swaps.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At December 31,
	2004	2003	2002
AOCI balance (net of taxes) related to:
Open cash flow hedges	$(43,027)	$(30,775)	$(51,901)
Discontinued cash flow hedges	(74,991)	(92,979)	(136,379)

Total	$(118,018)	$(123,754)	$(188,280)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in fair value adjustments of financial derivatives in the consolidated statements of operations. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Year Ended December 31,
	2004	2003	2002
Fair value hedges	$(3,895)	$(19,711)	$(22,379)
Cash flow hedges	6,194	4,373	10,717

Total	$2,299	$(15,338)	$(11,662)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. At December 31, 2004, the fair value of these IRLCs was a $1.5 million asset.

IRLCs expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans held-for-sale and securities, net or gain on sales of originated loans in the consolidated statements of operations based on whether the loan was purchased or originated. The net change in IRLCs and the related hedging instruments generated a net gain of $3.9 million in 2004, and resulted in net losses of $3.0 million and $2.6 million in 2003 and 2002, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133. The mark-to-markets of the mortgage forwards are included in the net change of the IRLCs and the related hedging instruments disclosed above. The mark-to-markets of the closed loans recorded for 2004 was $4.3 million. Changes in the fair value of these closed loans are included as gain on sales of loans held-for-sale and securities, net or gain on sales of originated loans in the consolidated statements of operations based on whether the loan was purchased or originated.

Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk that results from interest rate swaps and purchased options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have $51.2 million of derivative contracts with unrealized losses at December 31, 2004. These agreements required the Company to pledge approximately $31.6 million of its mortgage-backed and investment securities as collateral.

While the Company does not expect that any counterparty will fail to perform, the following table shows the maximum exposure, or net credit risk, associated with each counterparty to interest rate swaps and purchased interest rate options at December 31, 2004 (in thousands):

Counterparty	Credit Risk
Bank of America	$80,606
Solomon Brothers	781
Lehman Brothers	689
Union Bank of Switzerland	452

Total	$82,528

NOTE 28—FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments whose estimated fair values were their carrying values are summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, brokerage receivables, net and brokerage payables—Fair value is estimated to be carrying value.

•	Available-for-sale investment securities including mortgage-backed, trading securities and other investments—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics and other information.

•	FHLB stock—Cost is considered to be a reasonable estimate of fair value because the FHLB has historically redeemed these securities at cost.

•	Financial derivatives and off-balance instruments—The fair value of financial derivatives and off-balance sheet instruments is the amount the Company would pay or receive to terminate the agreement as determined from quoted market prices, which is equal to the carrying value.

•	Commitments to purchase and originate loans—The fair value is estimated by calculating the net present value of the anticipated cash flows associated with IRLCs.

The fair value of financial instruments whose estimated fair values were different from their carrying values are summarized below (in thousands):

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans receivable and loans held-for-sale, net	$11,785,035	$11,765,901	$9,131,393	$9,049,197
Liabilities:
Deposits	$12,302,974	$12,359,634	$12,514,486	$12,311,009
Securities sold under agreements to repurchase	$9,896,872	$9,879,314	$5,283,609	$5,257,531
Other borrowings by Bank subsidiary	$1,760,732	$1,757,997	$1,203,554	$1,225,480
Subordinated notes	$185,165	$189,794	$695,330	$775,743
Senior notes	$400,452	$428,452	$—	$—

•

Loans receivable and loans held-for-sale, net—For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics and the liquidity of the secondary market for these types of loans. The fair value for certain consumer loans was calculated using a discounted cash flow model incorporating prepayment and loss curves for the specific product type. Loans were valued in groups based on rate and term with the discount rate applied to each group derived from the swap curve. The calculation of loss and prepayment curves was based on past performance of similar credit quality originations by the same company.

•	Deposits—For passbook savings, checking and money market accounts, fair value is estimated to be carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

•	Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows at the rate implied for other similar instruments with similar remaining maturities.

•	Other borrowings by Bank subsidiary—For adjustable-rate borrowings, fair value is estimated to be carrying value. For fixed-rate borrowings, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate borrowings of similar remaining maturities.

•	Subordinated and senior notes—Fair value is estimated using quoted market prices.

NOTE 29—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reviews its financial results as two segments: Brokerage and Banking.

Brokerage includes:

•	Retail operations—both domestic and international

•	Institutional operations—both domestic and international, as well as market-making activities

•	Corporate operations—E*TRADE Financial Corporate Services and other operations

Banking includes:

•	Retail operations—mortgage and consumer lending services, FDIC-insured deposit and banking products

•	Institutional operations—global asset management activities

The Company evaluates the performance of its segments based on segment contribution (net revenues less expenses excluding interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Year Ended December 31, 2004
	Brokerage	Banking	Eliminations(1)	Total
Net revenues:
Commissions	$349,539	$—	$—	$349,539
Principal transactions	252,162	—	—	252,162
Interest income	177,362	968,411	—	1,145,773
Interest expense	(18,524)	(491,931)	—	(510,455)
Gain on sales of originated loans	—	71,561	—	71,561
Gain on sales of loans held-for-sale and securities, net	—	57,853	—	57,853
Provision for loan losses	—	(38,121)	—	(38,121)
Other revenues	213,759	35,988	(50,073)	199,674

Net revenues	974,298	603,761	(50,073)	1,527,986

Expenses excluding interest:
Compensation and benefit	240,823	141,361	—	382,184
Occupancy and equipment	51,824	26,420	—	78,244
Communications	67,827	6,732	—	74,559
Professional services	42,036	28,790	—	70,826
Commissions, clearance and floor brokerage	156,801	13	—	156,814
Advertising and market development	44,088	71,658	(50,073)	65,673
Servicing and other banking expenses	466	36,059	—	36,525
Fair value adjustments of financial derivatives	—	(2,299)	—	(2,299)
Depreciation and amortization	63,132	19,721	—	82,853
Amortization of other intangibles	18,335	8,564	—	26,899
Facility restructuring and other exit charges	7,565	8,592	—	16,157
Acquisition-related expenses	—	248	—	248
Other	56,904	37,159	—	94,063

Total expenses excluding interest	749,801	383,018	(50,073)	1,082,746

Segment income	$224,497	$220,743	$—	$445,240

(1)	Reflects the elimination of an intercompany payment made by the banking segment to the brokerage segment related to the SDA product, which was initiated in 2003. Under this relationship, the banking segment pays the brokerage segment a negotiated rate that approximates market on the average SDA balance. The banking segment reflects this payment as marketing expense as it is a fee associated with deposit gathering activity and the brokerage segment reflects this payment as other revenue as it is a fee for access to customers.

	Year Ended December 31, 2003
	Brokerage	Banking	Eliminations(1)	Total
Net revenues:
Commissions	$337,468	$—	$—	$337,468
Principal transactions	229,846	—	—	229,846
Interest income	144,379	748,527	—	892,906
Interest expense	(10,305)	(475,824)	—	(486,129)
Gain on sales of originated loans	—	192,467	—	192,467
Gain on sales of loans held-for-sale and securities, net	—	97,261	—	97,261
Provision for loan losses	—	(38,523)	—	(38,523)
Other revenues	186,457	35,821	(8,775)	213,503

Net revenues	887,845	559,729	(8,775)	1,438,799

Expenses excluding interest:
Compensation and benefit	234,951	158,320	—	393,271
Occupancy and equipment	63,238	22,224	—	85,462
Communications	76,290	5,925	—	82,215
Professional services	31,906	25,555	—	57,461
Commissions, clearance and floor brokerage	151,233	85	—	151,318
Advertising and market development	19,024	50,631	(8,775)	60,880
Servicing and other banking expenses	464	37,888	—	38,352
Fair value adjustments of financial derivatives	—	15,338	—	15,338
Depreciation and amortization	69,597	19,909	—	89,506
Amortization of other intangibles	21,213	8,925	—	30,138
Facility restructuring and other exit charges	106,945	27,246	—	134,191
Acquisition-related expenses	2,202	(343)	—	1,859
Other	60,954	42,857	—	103,811

Total expenses excluding interest	838,017	414,560	(8,775)	1,243,802

Segment income	$49,828	$145,169	$—	$194,997

(1)	Reflects the elimination of an intercompany payment made by the banking segment to the brokerage segment related to the SDA product, which was initiated in 2003. Under this relationship, the banking segment pays the brokerage segment a negotiated rate that approximates market on the average SDA balance. The banking segment reflects this payment as marketing expense as it is a fee associated with deposit gathering activity and the brokerage segment reflects this payment as other revenue as it is a fee for access to customers.

	Year Ended December 31, 2002
	Brokerage	Banking	Total
Net revenues:
Commissions	$294,791	$—	$294,791
Principal transactions	223,531	—	223,531
Interest income	182,103	767,587	949,690
Interest expense	(12,515)	(548,659)	(561,174)
Gain on sales of originated loans	—	128,506	128,506
Gain on sales of loans held-for-sale and securities, net	—	80,256	80,256
Provision for loan losses	—	(14,664)	(14,664)
Other revenues	174,263	12,006	186,269

Net revenues	862,173	425,032	1,287,205

Expenses excluding interest:
Compensation and benefit	224,414	96,914	321,328
Occupancy and equipment	58,491	25,260	83,751
Communications	59,816	25,832	85,648
Professional services	37,297	16,107	53,404
Commissions, clearance and floor brokerage	116,813	50,446	167,259
Advertising and market development	49,021	21,170	70,191
Servicing and other banking expenses	31,724	13,700	45,424
Fair value adjustments of financial derivatives	8,145	3,517	11,662
Depreciation and amortization	73,168	31,598	104,766
Amortization of other intangibles	13,830	8,339	22,169
Facility restructuring and other exit charges	14,814	543	15,357
Acquisition-related expenses	10,763	710	11,473
Executive agreement	(16,561)	(6,924)	(23,485)
Other	47,606	22,372	69,978

Total expenses excluding interest	729,341	309,584	1,038,925

Segment income	$132,832	$115,448	$248,280

Total assets for each segment are shown below:

	Brokerage	Banking	Total
At December 31, 2004	$5,506,381	$25,526,202	$31,032,583
At December 31, 2003	$5,617,188	$20,432,028	$26,049,216

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted through offices in Europe, Japan, Canada and South East Asia. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts (in thousands):

	United States	Europe	South East Asia	Rest of World(1)	Total
Net revenues:
Year ended December 31, 2004	$1,355,298	$89,979	$32,360	$50,349	$1,527,986
Year ended December 31, 2003	$1,316,857	$67,815	$10,384	$43,743	$1,438,799
Year ended December 31, 2002	$1,185,672	$56,554	$6,696	$38,283	$1,287,205
Long-lived assets:
At December 31, 2004	$286,183	$7,699	$728	$7,681	$302,291
At December 31, 2003	$269,457	$7,442	$1,537	$8,661	$287,097

(1)	Comprised primarily of Canada

No single customer accounted for greater than 10% of gross revenues for 2004, 2003 and 2002.

NOTE 30—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed balance sheets, statements of operations and cash flows:

BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
ASSETS
Cash and equivalents	$69,007	$82,565
Property and equipment, net	199,706	186,412
Investments	49,530	40,669
Equity in net assets of bank subsidiary	1,246,259	1,021,430
Equity in net assets of other consolidated subsidiaries	1,402,645	1,367,778
Receivable from subsidiaries	3,382	87,799
Other assets	41,709	76,350

Total assets	$3,012,238	$2,863,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Convertible subordinated notes	$185,165	$695,330
Senior notes	400,452	—
Other liabilities	198,419	249,380
Payable to subsidiaries	—	—
Shareholders’ equity	2,228,202	1,918,293

Total liabilities and shareholders’ equity	$3,012,238	$2,863,003

STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Management fees from subsidiaries	$318,772	$312,780	$266,429
Other	—	167	3,004

Net revenues	318,772	312,947	269,433

Expenses excluding interest:
Compensation and benefits	124,208	107,391	92,262
Occupancy and equipment	32,335	29,543	28,053
Communications	17,949	19,090	22,557
Depreciation and amortization	54,664	57,776	72,875
Professional services	30,445	22,563	21,812
Commissions, clearance and floor brokerage	(1,062)	2,347	333
Advertising and market development	6,154	3,308	2,379
Acquisition related expenses	—	317	3,589
Facility restructuring and other exit charges	14,478	115,412	25,524
Executive agreement	—	—	(23,485)
Other	2,829	27,091	31,334

Total expenses excluding interest	282,000	384,838	277,233

Income (loss) before other income, income taxes and cumulative effect of accounting change	36,772	(71,891)	(7,800)

Other income (loss)
Corporate interest income	740	1,445	7,990
Corporate interest expense	(45,775)	(44,468)	(46,197)
Gain (loss) on sale and impairment of investments	1,427	16,175	(9,763)
Gain (loss) on early extinguishment of debt	(19,443)	—	8,669
Equity in income of investment and venture funds	4,858	9,051	250

Total other loss	(58,193)	(17,797)	(39,051)

Pre-tax loss	(21,421)	(89,688)	(46,851)
Income tax benefit	(42,007)	(57,821)	(8,080)

Income (loss) before cumulative effect of accounting change	20,586	(31,867)	(38,771)
Cumulative effect of accounting change	—	—	(226,415)
Equity in income of Bank subsidiary	215,614	133,632	113,514
Equity in income (losses) of other consolidated subsidiaries	144,283	101,262	(34,733)

Net income (loss)	380,483	203,027	(186,405)
Other comprehensive income (loss), net of tax	(51,222)	141,480	(34,080)

Total comprehensive income (loss)	$329,261	$344,507	$(220,485)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380,483	$203,027	$(186,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed income of Bank subsidiary	(215,614)	(133,632)	(113,514)
Equity in undistributed (income) loss of other subsidiaries	(144,283)	(101,262)	34,733
Equity in net income of investments	(10,272)	(14,584)	(9,933)
Depreciation and amortization	54,664	57,668	72,879
(Gain) loss on investments and impairment charges	(1,427)	(93)	8,356
Unrealized loss on venture fund	5,412	4,103	8,621
Non cash restructuring costs and other exit charges	14,478	30,770	29,336
Cumulative effect of accounting change	—	—	229,316
Gain on early extinguishment of debt	—	—	(8,669)
Other	4,645	(1,348)	4,844
Other changes, net:
Other assets and liabilities, net	95,684	(32,691)	95,817
Decrease in restructuring liabilities	(9,299)	(27,389)	(25,075)

Net cash provided by (used in) operating activities	174,471	(15,431)	140,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(70,206)	(38,344)	(110,083)
Purchase of investments	(10,566)	(5,800)	(6,894)
Proceeds from sale/maturity of investments	16,409	4,246	13,472
Advances to other subsidiaries	—	(68,153)	(109,699)
Restricted deposits	—	—	71,888
Other	—	(1,471)	2,125

Net cash used in investing activities	(64,363)	(109,522)	(139,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of investments	—	4,946	—
Proceeds from issuance of common stock	43,974	51,740	13,742
Proceeds from issuance of Senior Notes	394,000	—	—
Repurchase of treasury stock	(175,776)	—	(43,481)
Dividends issued by subsidiary	43,512	50,000	50,000
Payments on call of subordinated notes	(428,902)	—	—
Payment of capital leases	(734)	(6,031)	(14,431)
Other	260	9,123	(4,512)

Net cash provided by (used in) financing activities	(123,666)	109,778	1,318

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(13,558)	(15,175)	2,433
CASH AND EQUIVALENTS—Beginning of year	82,565	97,740	95,307

CASH AND EQUIVALENTS—End of year	$69,007	$82,565	$97,740

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2004, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2004, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

NOTE 31—SUBSEQUENT EVENTS

Israel Exit Activity

As disclosed in the Company’s Form 8-K filed on February 4, 2005, the Company, in October 2004 participated in an arbitration proceeding against its former Israeli licensee. On February 1, 2005, the Company received notice of partial award to the licensee. As a result, the Company recorded a charge to facility restructuring and other exit charges of $14.5 million for 2004. For further discussion see Notes 22 and 26.

Acquisition of Advisory Firm

In October 2004, the Company entered into an agreement to purchase a registered investment advisory firm with over $500 million in assets under management, which provides asset management services and general wealth advice to individuals. The transaction closed in January 2005 and the purchase price is expected to be up to approximately $12.0 million.

NOTE 32—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts):

	2004				2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$400,475	$380,853	$337,137	$409,521	$312,420	$369,166	$385,943	$371,270
Income from continuing operations	$89,585	$91,605	$79,837	$89,903	$19,660	$13,893	$62,283	$108,856
Net income	$88,475	$122,905	$79,274	$89,829	$21,482	$12,687	$61,403	$107,455
Income per share from continuing operations
Basic	$0.24	$0.25	$0.21	$0.24	$0.06	$0.04	$0.17	$0.30
Diluted	$0.23	$0.24	$0.21	$0.24	$0.06	$0.03	$0.17	$0.27
Income per share:
Basic	$0.24	$0.34	$0.21	$0.24	$0.06	$0.04	$0.17	$0.30
Diluted	$0.23	$0.31	$0.21	$0.24	$0.06	$0.03	$0.17	$0.27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) at December 31, 2004, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information the Company is required to disclose is recorded, processed, summarized and reported within the necessary time periods.

(b)	Our Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal year ended December 31, 2004, as required by paragraph (d) Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 26, 2005 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

EXHIBIT INDEX

Exhibit Number	Description

1.0	Registration Rights Agreement dated as of June 8, 2004 between E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Sandler O’ Neill & Partners, L.P., as Initial Purchases (Incorporated by reference to Exhibit 1 of the Company’s Form S-4 filed July 1, 2004).

2.1	Agreement and Plan of Acquisition and Reorganization at May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467).

2.2	Merger Agreement made at June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage Services (U.S.) Inc. and Fairvest Securities Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration Statement
No. 333-41628).

2.3	Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated at August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001).

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003).

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

3.3	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001).

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Provisions attaching to the Exchangeable Shares of EGI Canada Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

4.4	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.5	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.6	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102).

Exhibit Number	Description

4.7	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001).

4.8	Indenture dated June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Form 10-Q filed on August 5, 2004).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.4	Amended 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503).

10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Financial Corporation, dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

Exhibit Number	Description

10.17	Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.18	Supplement No. 1 to Shareholders Agreement dated at April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.19	Shareholders Agreement Supplement and Amendment dated at June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000).

10.21	Consulting Agreement between the Registrant and George Hayter dated at June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Financial Corporation and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998).

10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Financial Corporation to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998).

10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998).

10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998).

10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000).

10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000).

10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000).

10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000).

10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000).

Exhibit Number	Description

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2001).

10.44	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001).

10.45	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001).

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001).

10.47	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001).

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001).

10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001).

10.50	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001).

10.51	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001).

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).

10.53	Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002).

10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua S. Levine, as individuals (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002).

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002).

10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 27, 2003).

10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan (Incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K filed March 27, 2003).

Exhibit Number	Description

10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Joshua S. Levine and R. Jarrett Lilien (Incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K filed March 27, 2003).

10.60	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 8, 2003).

10.61	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2003).

10.62	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 7, 2003).

10.63	Settlement Agreement dated as of December 10, 2003, between E*TRADE Financial Corporation and its subsidiaries and affiliates and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed March 11, 2004).

10.64	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarret Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua S. Levine, Robert J. Simmons and Russell S. Elmer (Incorporated by reference to Exhibit 10.64 of the Company’s Form 10-Q filed November 5, 2004).

10.65	Code of Conduct (Incorporated by reference to Exhibit 10.65 of the Company’s Form 10-Q filed November 5, 2004).

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Rule 13a-14a/15d-14(a) Certification of Mitchell H. Caplan

*31.2	Rule 13a-14a/15d-14(a) Certification of Robert J. Simmons

*32.1	Section 1350 Certification of Mitchell H. Caplan and Robert J. Simmons

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005

E*TRADE FINANCIAL CORPORATION

By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ GEORGE A. HAYTER (George A. Hayter)	Chairman of the Board	March 10, 2005

/s/ MITCHELL H. CAPLAN (Mitchell H. Caplan)	Chief Executive Officer (principal executive officer)	March 10, 2005

/s/ ROBERT J. SIMMONS (Robert J. Simmons)	Chief Financial Officer (principal financial and accounting officer)	March 10, 2005

/s/ WILLIAM A. PORTER (William A. Porter)	Chairman Emeritus	March 10, 2005

/s/ DARYL G. BREWSTER (Daryl G. Brewster)	Director	March 10, 2005

(Ronald D. Fisher)	Director

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 10, 2005

(C. Cathleen Raffaeli)	Director

/s/ LEWIS E. RANDALL (Lewis E. Randall)	Director	March 10, 2005

(Lester C. Thurow)	Director

/s/ DONNA L. WEAVER (Donna L. Weaver)	Director	March 10, 2005