Form 10-Q
period 2005-03-31
E TRADE FINANCIAL CORP
filed 2005-05-06
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 368,490,666 shares of common stock and 1,300,301 shares exchangeable into common stock outstanding (the “Exchangeable Shares”). The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2005

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and equivalents	$720,996	$939,906
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $700,514 at March 31, 2005 and $0 at December 31, 2004)	2,014,189	724,026
Brokerage receivables, net	3,459,480	3,034,548
Trading securities	231,615	593,245
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $9,642,501 at March 31, 2005 and $10,113,049 at December 31, 2004)	11,819,146	12,543,818
Other investments	57,105	46,269
Loans receivable (net of allowance for loan losses of $51,884 at March 31, 2005 and $47,681 at December 31, 2004)	12,929,802	11,505,755
Loans held-for-sale, net	308,661	279,280
Property and equipment, net	308,135	302,291
Derivative assets	171,607	115,867
Accrued interest receivable	118,742	117,131
Investment in Federal Home Loan Bank Stock	119,140	92,005
Goodwill	395,626	395,043
Other intangibles, net	132,901	134,121
Other assets	322,860	209,278

Total assets	$33,110,005	$31,032,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$5,205,026	$3,618,892
Deposits	12,519,646	12,302,974
Securities sold under agreements to repurchase	9,491,271	9,897,191
Other borrowings by Bank subsidiary	2,344,821	1,760,732
Derivative liabilities	27,575	52,208
Senior notes	398,538	400,452
Convertible subordinated notes	185,165	185,165
Accounts payable, accrued and other liabilities	644,089	586,767

Total liabilities	30,816,131	28,804,381

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at March 31, 2005 and December 31, 2004	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,300,301 at March 31, 2005 and 1,302,801 at December 31, 2004	13	13
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 368,735,091 at March 31, 2005 and 369,623,604 at December 31, 2004	3,687	3,696
Additional paid-in capital	2,217,413	2,234,093
Deferred stock compensation	(17,986)	(18,419)
Retained earnings	242,012	150,018
Accumulated other comprehensive loss	(151,265)	(141,199)

Total shareholders’ equity	2,293,874	2,228,202

Total liabilities and shareholders’ equity	$33,110,005	$31,032,583

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Commissions	$114,176	$142,713
Principal transactions	34,209	38,946
Gain on sales of loans and securities, net	36,739	41,162
Service charges and fees	33,372	24,900
Other revenues	25,994	26,898

Interest income	336,613	255,637
Interest expense	(148,791)	(120,726)

Net interest income	187,822	134,911
Provision for loan losses	(12,040)	(9,055)

Net interest income after provision for loan losses	175,782	125,856

Total net revenues	420,272	400,475

Expenses excluding interest:
Compensation and benefits	98,636	99,462
Occupancy and equipment	19,584	19,995
Communications	17,891	19,442
Professional services	19,816	14,364
Commissions, clearance and floor brokerage	39,712	43,927
Advertising and market development	26,821	24,054
Servicing and other banking expenses	10,199	8,466
Fair value adjustments of financial derivatives	888	274
Depreciation and amortization	18,089	20,523
Amortization of other intangibles	6,140	6,919
Facility restructuring and other exit charges	562	(959)
Other	26,615	25,051

Total expenses excluding interest	284,953	281,518

Income before other income, income taxes and discontinued operations	135,319	118,957

Other income:
Corporate interest income	1,962	1,363
Corporate interest expense	(11,567)	(11,338)
Gain on sale and impairment of investments, net	15,542	28,549
Equity in income of investments and venture funds	2,877	2,602

Total other income	8,814	21,176

Income before income taxes and discontinued operations	144,133	140,133
Income tax expense	52,089	49,808
Minority interest in subsidiaries	50	740

Net income from continuing operations	91,994	89,585

Net loss from discontinued operations, net of tax	—	(1,110)

Net income	$91,994	$88,475

Basic income per share
Basic income per share from continuing operations	$0.25	$0.24
Basic loss per share from discontinued operations	—	(0.00)

Basic net income per share	$0.25	$0.24

Diluted income per share
Diluted income per share from continuing operations	$0.24	$0.23
Diluted loss per share from discontinued operations	—	(0.00)

Diluted net income per share	$0.24	$0.23

Shares used in computation of per share data:
Basic	366,130	365,045
Diluted	378,734	425,155

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$91,994	$88,475

Other comprehensive loss:
Available-for-sale securities:
Unrealized gains (losses)	(43,157)	116,846
Less impact of realized gains (transferred out of AOCI) included in net income	(37,395)	(54,748)
Tax effect	29,679	(20,275)

Net change from available-for-sale securities	(50,873)	41,823

Cash flow hedging instruments:
Unrealized gains (losses)	55,016	(109,007)
Amortization of losses into interest expense from de-designated cash flow hedges deferred in AOCI	23,476	25,015
Tax effect	(29,989)	32,802

Net change from cash flow hedging instruments	48,503	(51,190)

Foreign currency translation loss	(7,696)	(534)

Other comprehensive loss	(10,066)	(9,901)

Comprehensive income	$81,928	$78,574

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,234,093	$(18,419)	$150,018	$(141,199)	$2,228,202
Net income							91,994		91,994
Other comprehensive loss								(10,066)	(10,066)
Exercise of stock options and warrants, including tax benefit			1,576	16	14,294				14,310
Issuance of common stock upon acquisition			144	1	1,739				1,740
Repurchases of common stock			(2,476)	(25)	(32,518)				(32,543)
Issuance of restricted stock			199	2	2,626	(2,628)			—
Cancellation of restricted stock			(312)	(3)	(2,557)	2,560			—
Retirement of restricted stock to pay taxes			(20)	—	(303)				(303)
Amortization of deferred stock compensation						501			501
Other	(3)	0			39				39

Balance, March 31, 2005	1,300	$13	368,735	$3,687	$2,217,413	$(17,986)	$242,012	$(151,265)	$2,293,874

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							88,475		88,475
Other comprehensive loss								(9,901)	(9,901)
Exercise of stock options and warrants, including tax benefit			4,309	43	27,233				27,276
Repurchases of common stock			(3,750)	(38)	(49,892)				(49,930)
Issuance of restricted stock			150	2	2,082	(2,084)			—
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Amortization of deferred stock compensation						892			892
Other	(60)	(1)	60	1	3,018				3,018

Balance, March 31, 2004	1,326	$13	367,267	$3,673	$2,229,190	$(13,207)	$(141,990)	$(99,878)	$1,977,801

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,994	$88,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,040	9,055
Depreciation, amortization and accretion	92,468	100,495
Realized loss and impairment of investments	160	8,386
Equity in income of subsidiaries and investments	(1,926)	(2,803)
Non-cash restructuring costs and other exit charges	562	(865)
Amortization of deferred stock compensation	501	892
Gain on sale of investments	(52,085)	(80,015)
Unrealized gains (losses) on venture funds	(951)	130
Other	(2,205)	(1,404)
Net effect of changes in brokerage-related assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	(1,298,021)	376,238
Increase in brokerage receivables	(434,170)	(1,417,060)
Increase in brokerage payables	1,607,674	979,565
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	991,228	3,609,362
Purchases of loans held-for-sale	(1,008,858)	(1,474,585)
Proceeds from sales, repayments and maturities of trading securities	1,726,655	2,100,477
Purchases of trading securities	(1,363,016)	(3,611,085)
Other changes, net:
(Increase) decrease in other assets	(11,383)	170,650
Accrued interest receivable and payable, net	(16,333)	13,653
Decrease in accounts payable, accrued and other liabilities	(46,161)	(221,135)
Decrease in restructuring liabilities	(1,921)	(4,082)

Net cash provided by operating activities from continuing operations	$286,252	$644,344

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed securities, available-for-sale securities and other investments	$(2,104,353)	$(6,207,835)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	2,716,647	6,074,407
Net increase in loans receivable	(1,455,729)	(200,582)
Purchases of FHLB stock	(27,135)	(21,224)
Purchases of property and equipment	(19,170)	(24,550)
Net cash flow from derivatives hedging assets	(1,667)	(9,429)
Cash used in acquisition	(1,722)	—
Other	1,452	(486)

Net cash used in investing activities from continuing operations	(891,677)	(389,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in banking deposits	236,843	(539,120)
Advances from the Federal Home Loan Bank	4,048,000	—
Payments on advances from the Federal Home Loan Bank	(3,445,000)	—
Net increase (decrease) in securities sold under agreements to repurchase	(407,452)	325,204
Net decrease in other borrowed funds	(16,649)	(61,111)
Repayments on loans to related parties, net of loans issued	—	9
Proceeds from issuance of common stock from employee stock transactions	10,965	18,368
Proceeds from issuance of subordinated debentures and trust preferred securities	—	24,320
Proceeds from Company loans and lines of credit, net of transaction costs	—	39,500
Purchases of treasury stock	(32,543)	(49,930)
Repayment of capital lease obligations	(60)	(251)
Net cash flow from derivatives hedging liabilities	(7,589)	(86,547)

Net cash provided by (used in) financing activities from continuing operations	386,515	(329,558)

CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(884)

DECREASE IN CASH AND EQUIVALENTS	(218,910)	(75,797)
CASH AND EQUIVALENTS—Beginning of period	939,906	921,364

CASH AND EQUIVALENTS—End of period	$720,996	$845,567

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$134,882	$116,294

Cash paid for income taxes	$20,919	$4,504

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$3,345	$8,830

Transfer from loans to other real estate owned and repossessed assets	$10,910	$12,503

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

Organization

E*TRADE Financial Corporation (the “Company,” “Parent” or “E*TRADE FINANCIAL”) is a family of companies that provide financial services including trading, investing, banking and lending for retail and institutional customers.

Trading and investing products and services are primarily offered by the Company’s broker-dealer subsidiaries. The Company’s significant broker-dealers include:

•	E*TRADE Securities LLC (“E*TRADE Securities”);

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for the Company’s broker-dealers;

•	E*TRADE Professional Trading, LLC and E*TRADE Professional Securities, LLC (collectively “E*TRADE Professional”); and

•	E*TRADE Capital Markets—Execution Services, LLC and E*TRADE Capital Markets, LLC (collectively, “E*TRADE Capital Markets”), formerly Dempsey & Company and GVR, respectively.

Banking and lending products and services are primarily offered through subsidiaries of E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s significant subsidiaries include:

•	E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a consumer loan originator and servicer; and

•	E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-customer mortgage loan originator.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2005 may not be indicative of future results. Certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

New Revenue Reporting Format

Beginning in 2005, we revised our presentation of revenue in our consolidated statements of operations. In our new format, we show total revenues in an integrated view rather than separately by brokerage and banking. Commission revenues include commissions generated by our retail customers and now also includes the commission-based portion of our global execution and settlement service business, which were previously reported as principal transactions. We have also combined our previously reported gains on originated loans with gains on loans and securities, net. Items previously reported as other brokerage- and banking-related revenues have been combined and presented as service charges and fees and other revenues. Finally, brokerage and banking interest income and expense have been combined.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R—Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. This statement supersedes APB Opinion No. 25, and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments at their fair value through earnings as such options vest. This statement was originally effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date was delayed to no later than fiscal years beginning after June 15, 2005. The Company is evaluating this announcement to determine whether to adopt this statement effective July 1, 2005. Note 9 contains the pro forma effect on net income had the Company adopted the provisions of SFAS No, 123, for each period presented.

SAB No. 107—Share-Based Payment

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods such as guidance regarding estimates of expected volatility and term; the classification of compensation expense; non-GAAP financial measures in the financial statements; capitalization of compensation cost related to share-based payment arrangements; first time adoption of SFAS No. 123(R) in an interim period; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of Statement 123(R) and disclosure in the MD&A subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

SOP No. 03-3—Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP No. 03-3 applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP No. 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. In 2005, the Company adopted this new pronouncement, which effect was not material to the Company’s financial condition, results of operations, or cash flows.

NOTE 3—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Receivable from customers and non-customers (less allowance for doubtful accounts of $4,111 at March 31, 2005 and $1,970 at December 31, 2004)	$2,273,107	$2,214,210
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	177,519	158,780
Deposits paid for securities borrowed	966,364	613,546
Securities failed to deliver	10,279	11,762
Other	32,211	36,250

Total brokerage receivables, net	$3,459,480	$3,034,548

Payable to customers and non-customers	$4,008,567	$2,805,662
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,125,580	735,622
Securities failed to receive	19,851	10,604
Other	51,028	67,004

Total brokerage payables	$5,205,026	$3,618,892

Receivable from customers primarily represents credit extended to customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers primarily represents credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At March 31, 2005, the fair value of securities that the Company has received as collateral, where the Company is permitted to sell or repledge the securities is approximately $3,963 million. Of this amount, $1,500 million has been pledged or sold at March 31, 2005 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$4,887,817	$—	$(154,988)	$4,732,829
Government National Mortgage Association	2,639,240	—	(88,787)	2,550,453
Federal Home Loan Mortgage Corporation	21,055	—	(2,041)	19,014

Total U.S. Government sponsored enterprise	7,548,112	—	(245,816)	7,302,296
Collateralized mortgage obligations	1,058,588	808	(22,176)	1,037,220
Private issuer and other	6,092	48	(56)	6,084

Total mortgage-backed securities	8,612,792	856	(268,048)	8,345,600

Investment securities:
Debt securities:
Asset-backed securities	2,739,145	23,077	(23,087)	2,739,135
Municipal bonds	144,075	1,410	(2,517)	142,968
Corporate bonds	84,919	—	(3,076)	81,843
Other debt securities	80,561	—	(6,201)	74,360

Total debt securities	3,048,700	24,487	(34,881)	3,038,306
Publicly traded equity securities	311,718	100,278	(2,700)	409,296
Retained interests from securitizations	24,052	1,892	—	25,944

Total investment securities	3,384,470	126,657	(37,581)	3,473,546

Total available-for-sale securities	$11,997,262	$127,513	$(305,629)	$11,819,146

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,149,991	$203	$(87,990)	$5,062,204
Government National Mortgage Association	2,767,087	349	(56,628)	2,710,808
Federal Home Loan Mortgage Corporation	21,057	—	(862)	20,195

Total U.S. Government sponsored enterprise	7,938,135	552	(145,480)	7,793,207
Collateralized mortgage obligations	1,259,497	4,983	(12,539)	1,251,941
Private issuer and other	7,239	25	(343)	6,921

Total mortgage-backed securities	9,204,871	5,560	(158,362)	9,052,069

Investment securities:
Debt securities:
Asset-backed securities	2,789,471	21,662	(14,704)	2,796,429
Municipal bonds	136,362	1,391	(1,082)	136,671
Corporate bonds	87,959	—	(3,444)	84,515
Other debt securities	80,189	—	(4,767)	75,422

Total debt securities	3,093,981	23,053	(23,997)	3,093,037
Publicly traded equity securities	295,593	81,304	(2,055)	374,842
Retained interests from securitizations	23,870	—	—	23,870

Total investment securities	3,413,444	104,357	(26,052)	3,491,749

Total available-for-sale securities	$12,618,315	$109,917	$(184,414)	$12,543,818

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$5,004,816	$(153,689)	$2,297,465	$(92,127)	$7,302,281	$(245,816)
Other	808,099	(15,398)	165,902	(6,834)	974,001	(22,232)

Total mortgage-backed securities	5,812,915	(169,087)	2,463,367	(98,961)	8,276,282	(268,048)

Investment securities:
Asset-backed securities	1,095,673	(13,467)	21,191	(9,620)	1,116,864	(23,087)
Municipal bonds	86,266	(2,255)	6,678	(262)	92,944	(2,517)
Corporate bonds	—	—	81,843	(3,076)	81,843	(3,076)
Other debt securities	—	—	73,148	(6,201)	73,148	(6,201)
Publicly traded equity securities	88,934	(2,025)	4,325	(675)	93,259	(2,700)

Total investment securities	1,270,873	(17,747)	187,185	(19,834)	1,458,058	(37,581)

Total temporarily impaired securities	$7,083,788	$(186,834)	$2,650,552	$(118,795)	$9,734,340	$(305,629)

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$5,504,676	$(85,020)	$2,135,727	$(60,460)	$7,640,403	$(145,480)
Other	704,369	(6,715)	175,678	(6,167)	880,047	(12,882)

Total mortgage-backed securities	6,209,045	(91,735)	2,311,405	(66,627)	8,520,450	(158,362)

Investment securities:
Asset-backed securities	771,250	(5,851)	20,769	(8,853)	792,019	(14,704)
Municipal bonds	72,146	(1,082)	—	—	72,146	(1,082)
Corporate bonds	—	—	84,515	(3,444)	84,515	(3,444)
Other debt securities	—	—	74,700	(4,767)	74,700	(4,767)
Publicly traded equity securities	52,717	(2,055)	—	—	52,717	(2,055)

Total investment securities	896,113	(8,988)	179,984	(17,064)	1,076,097	(26,052)

Total temporarily impaired securities	$7,105,158	$(100,723)	$2,491,389	$(83,691)	$9,596,547	$(184,414)

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions about future performance are derived from the actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary. The Company has the intent and ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of March 31, 2005. Management continues to monitor and evaluate these securities closely for impairment that is other-than-temporary.

Mortgage- and asset-backed securities that both have unrealized losses and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in gain on sales of loans and securities, net in the consolidated statements of operations. Based on its evaluation, the Company recorded other-than-temporary charges of $0.1 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively.

Publicly Traded Equity Securities

Publicly traded equity securities include investments in preferred stock of Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Corporation (“Freddie Mac”), Softbank Investment Corporation (“SBI”) and Archipelago Holdings, Incorporated (“Archipelago”). Fair value of Fannie Mae was $187.2 million and $187.6 million, with unrealized losses of $1.1 million and $0.7 million at March 31, 2005 and December 31, 2004, respectively. Fair value of Freddie Mac was $92.4 million and $87.0 million, with an unrealized loss of $1.4 million and an unrealized gain of $1.1 million at March 31, 2005 and December 31, 2004, respectively. Fair value of SBI was $57.0 million and $78.6 million, with unrealized gains of $47.6 million and $66.3 million at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005 and 2004, the Company recognized gains of $15.2 million and $34.2 million, respectively, on sales of SBI, reducing its ownership to 2.24%. Fair value of Archipelago was $9.5 million and $11.3 million, with unrealized gains of $3.9 million and $5.6 million at March 31, 2005 and December 31, 2004, respectively. In April 2005, the Company sold all of its holdings in Archipelago, recognizing gains of approximately $9.9 million.

NOTE 5—LOANS, NET

Loans, net are summarized as follows (in thousands):

	Held-for- Investment	Held-for- Sale	Total Loans
March 31, 2005:
Real estate loans:
One- to four-family	$4,125,578	$251,846	$4,377,424
Home equity lines of credit and second mortgage	4,469,027	921	4,469,948
Other	1,636	83	1,719

Total real estate loans	8,596,241	252,850	8,849,091

Consumer and other loans:
Recreational vehicle (“RV”)	2,724,357	43,106	2,767,463
Marine	744,713	8,756	753,469
Automobile	473,555	—	473,555
Credit card	202,043	—	202,043
Commercial	12,333	—	12,333
Other	14,190	—	14,190

Total consumer and other loans	4,171,191	51,862	4,223,053

Total loans	12,767,432	304,712	13,072,144
Unamortized premiums, net	214,254	3,949	218,203
Less allowance for loan losses	(51,884)	—	(51,884)

Total loans, net	$12,929,802	$308,661	$13,238,463

December 31, 2004:
Real estate loans:
One- to four-family	$3,669,594	$244,593	$3,914,187
Home equity lines of credit and second mortgage	3,617,074	3,009	3,620,083
Other	1,666	86	1,752

Total real estate loans	7,288,334	247,688	7,536,022

Consumer and other loans:
Recreational vehicle	2,542,645	25,246	2,567,891
Marine	720,513	3,612	724,125
Automobile	583,354	35	583,389
Credit card	203,169	—	203,169
Commercial	3,012	—	3,012
Other	16,481	—	16,481

Total consumer and other loans	4,069,174	28,893	4,098,067

Total loans	11,357,508	276,581	11,634,089
Unamortized premiums, net	195,928	2,699	198,627
Less allowance for loan losses	(47,681)	—	(47,681)

Total loans, net	$11,505,755	$279,280	$11,785,035

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Allowance for loan losses, beginning of period	$47,681	$37,847
Provision for loan losses	12,040	9,055
Charge-offs	(12,851)	(12,861)
Recoveries	5,014	5,710

Allowance for loan losses, end of period	$51,884	$39,751

NOTE 6—GOODWILL

In January 2005, the Company’s retail segment completed its acquisition of Howard Capital Management, Inc., a registered investment advisory firm with over $500 million in assets under management. The Company paid initial consideration of $1.7 million in cash and issued 0.1 million shares of the Company’s common stock. In connection with the acquisition, the Company recorded $0.5 million of goodwill and $4.8 million of intangible assets. In accordance with the agreement, the Company may pay additional cash and stock, based on meeting certain milestones, of up to a total purchase price of approximately $12.0 million.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Sweep deposit account	0.40%	0.40%	$6,290,777	$6,167,436	50.3%	50.1%
Money market accounts	2.24%	1.52%	3,261,329	3,340,245	26.1	27.2
Certificates of deposit	3.33%	3.40%	2,107,870	2,069,674	16.8	16.8
Brokered certificates of deposit	3.68%	2.51%	429,868	294,587	3.4	2.4
Passbook savings accounts	1.18%	1.18%	689	691	—	—
Checking accounts:
Interest-bearing	0.66%	0.66%	428,799	430,022	3.4	3.5
Non-interest-bearing	—%	—%	314	319	—	—

Total deposits	1.49%	1.27%	$12,519,646	$12,302,974	100.0%	100.0%

NOTE 8—OTHER BORROWINGS BY BANK SUBSIDIARY

The Company’s other borrowings by Bank subsidiary are shown below (in thousands):

	March 31, 2005	December 31, 2004
Federal Home Loan Bank advances	$2,088,520	$1,487,841
Subordinated debentures	255,360	255,300
Other	941	17,591

Total other borrowings by Bank subsidiary	$2,344,821	$1,760,732

NOTE 9—SHAREHOLDERS’ EQUITY

Stock Repurchases

During the three months ended March 31, 2005, the Company repurchased 2.5 million shares of its common stock for an aggregate $32.5 million. As of March 31, 2005, the Company had approximately $205.4 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Stock-Based Compensation

The Company accounts for its employee stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which requires compensation expense to be recognized for any intrinsic value in stock options at the grant date.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$91,994	$88,475
Add back: Stock-based employee compensation expense included in reported net income, net of tax	297	757
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,114)	(3,429)

Pro forma net income	$88,177	$85,803

Net income per share:
Basic—as reported	$0.25	$0.24

Basic—pro forma	$0.24	$0.24

Diluted—as reported	$0.24	$0.23

Diluted—pro forma	$0.23	$0.22

Under SFAS No. 123, the fair value of stock-based awards to employees is calculated using option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which significantly affect the calculated values.

The Company’s calculations were made using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions applied to grants made in the following periods:

	Three Months Ended March 31,
	2005	2004
Dividend yield	—	—
Expected volatility	35%	55%
Risk-free interest rate	3%	2%
Expected life of option following vesting (in months)	32	20

The valuations of the computed weighted-average fair values of all option grants under SFAS No. 123 were $4.83 for the three months ended March 31, 2005 and $6.30 for the three months ended March 31, 2004.

NOTE 10—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2004
2003 Restructuring Plan	$93	$(479)
2001 Restructuring Plan	240	(350)
Other exit activity	229	(130)

Total restructuring and other exit charges	$562	$(959)

In 2005, the Company made adjustments to previously estimated costs associated with its 2003 and 2001 restructuring plans. As of March 31, 2005, restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheets.

2003 Restructuring Plan

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit charges recorded in 2003 & 2004	$57,468	$57,359	$114,827
Cash payments	(16,446)	(18,618)	(35,064)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2004	21,768	371	22,139

2005 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2005	93	—	93
Cash payments	(1,284)	117	(1,167)

Restructuring liabilities at March 31, 2005	$20,577	$488	$21,065

2001 Facility Restructuring Plan

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2004:
Adjustments and additional charges	21,404	2,072	3,499	26,975
Cash payments	(98,370)	(67)	(19,287)	(117,724)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2004	10,240	660	166	11,066
2005 activity on original 2001 restructuring reserve:

Adjustments and additional charges recorded in 2005	240	—	—	240
Cash payments	(1,080)	—	—	(1,080)

Restructuring liabilities at March 31, 2005	$9,400	$660	$166	$10,226

Other Exit Activity

Other exit activity for the three months ended March 31, 2005 is primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by revisions of previous estimates of various exit activities. The liquidation costs primarily represent costs relating to customer notification, severance and reimbursement of losses taken on sales of securities. Other exit activity for the three months ended March 31, 2004 was primarily related to additional costs, net of recoveries, for the exit of the Company’s proprietary institutional research business located in Europe.

NOTE 11—INCOME PER SHARE

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
BASIC:
Numerator:
Net income from continuing operations	$91,994	$89,585
Net loss from discontinued operations	—	(1,110)

Net income	$91,994	$88,475

Denominator:
Basic weighted-average shares outstanding	366,130	365,045

Per Share:
Net income per share from continuing operations	$0.25	$0.24
Net loss per share from discontinued operations	—	(0.00)

Income per share	$0.25	$0.24

DILUTED:
Numerator:
Net income from continuing operations	$91,994	$89,585
Net loss from discontinued operations	—	(1,110)

Net income	91,994	88,475
Interest on convertible subordinated notes, net of tax	—	7,618

Net income, as adjusted	$91,994	$96,093

Denominator:
Basic weighted-average shares outstanding	366,130	365,045
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	9,987	12,193
Weighted-average warrants and contingent shares outstanding	2,617	2,477
Shares issuable for assumed conversion of convertible subordinated notes	—	45,440

Diluted weighted-average shares outstanding	378,734	425,155

Per Share:
Net income per share from continuing operations	$0.24	$0.23
Net loss per share from discontinued operations	—	(0.00)

Net income per share	$0.24	$0.23

Excluded from the calculation of diluted income per share for the three months ended March 31, 2005, are 7.8 million shares of common stock issuable under convertible subordinated notes as the effect of applying treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended March 31,
	2005	2004
Options excluded from computation of diluted income per share	11,534	9,393
Exercise price ranges:
High	$58.19	$58.19
Low	$13.16	$13.89

NOTE 12—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”), the Chicago Stock Exchange (“CHX”), the Philadelphia Stock Exchange (“PHLX”) and the NASD Inc. (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Clearing and E*TRADE Professional Trading have elected to use the alternative method to compute net capital permitted by the Rule, which requires that they maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	March 31, 2005
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$38,118	$37,868
E*TRADE Clearing LLC	49,561	312,451	262,890
E*TRADE Capital Markets - Execution Services, LLC	436	9,836	9,400
E*TRADE Capital Markets, LLC	1,303	38,684	37,381
E*TRADE Professional Trading, LLC	250	3,087	2,837
E*TRADE Professional Securities, LLC	366	2,602	2,236
VERSUS Brokerage Service (U.S.) Inc.	100	702	602
E*TRADE Global Asset Management, Inc.	532	23,844	23,312
International broker-dealers	33,911	76,529	42,618

Totals	$86,709	$505,853	$419,144

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the following table, at March 31, 2005, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At March 31, 2005, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2005:
Total Capital to Risk-weighted assets	$1,627,873	11.27%	>$	1,155,637	>8.0%	>$	1,444,546	>10.0%
Tier I Capital to Risk-weighted assets	$1,575,989	10.91%	>$	577,818	>4.0%	>$	866,728	>6.0%
Tier I Capital to Adjusted total assets	$1,575,989	6.06%	>$	1,039,846	>4.0%	>$	1,299,807	>5.0%

December 31, 2004:
Total Capital to Risk-weighted assets	$1,533,934	11.09%	>$	1,106,778	>8.0%	>$	1,383,472	>10.0%
Tier I Capital to Risk-weighted assets	$1,486,422	10.74%	>$	553,389	>4.0%	>$	830,083	>6.0%
Tier I Capital to Adjusted total assets	$1,486,422	5.83%	>$	1,019,659	>4.0%	>$	1,274,574	>5.0%

NOTE 13—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In 2003, the Company became involved in arbitration relating to the Company’s former Israeli joint venture. The E*TRADE Israel venture was closed in 2002, and the Company subsequently terminated the Israeli company’s trademark and technology license and sought damages based on the licensee’s failure to perform its obligations. The licensee counterclaimed against the Company for unspecified damages for such termination. Following the hearing of this arbitration, which took place during October 2004, the arbitration tribunal, while finding that the licensee owed certain debts to the Company, decided against the Company and issued an award in favor of the licensee on or about January 31, 2005. As a result, the Company recognized a net amount of $14.1 million in additional exit charges through March 31, 2005. The Company has subsequently settled this matter and there will be no further costs associated with this matter.

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have each filed lawsuits relating to these disputes. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. The Company is unable to predict the outcome of these actions. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

In April 2005, the NASD entered into a letter of Acceptance, Waiver and Consent resolving the NASD’s findings that, among other things, the entity formerly known as Momentum Securities, LLC failed to maintain the required minimum net capital during the periods from December 2001 through June 30, 2002 (prior to the Company’s acquisition of the entity) and failed and neglected to file accurate financial reports for the period, in each case materially overstating its net capital.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in part on the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	March 31, 2005
	Variable Rate	Fixed Rate	Total
Commitments to purchase loans:
Mortgage loans	$139,667	$116,154	$255,821
Other loans	—	14,327	14,327

Total commitments to purchase loans	$139,667	$130,481	$270,148

Commitments to originate loans:
Mortgage loans	$36,944	$152,132	$189,076
Other loans	—	594,638	594,638

Total commitments to originate loans	$36,944	$746,770	$783,714

Commitments to sell mortgage loans	$22,621	$52,772	$75,393

Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

At March 31, 2005, the Bank had commitments to purchase $0.7 billion and sell $0.8 billion in securities. In addition, the Bank had approximately $1.6 billion of certificates of deposit scheduled to mature in less than one year and $3.4 billion of unfunded commitments to extend credit.

Guarantees

The Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are as follows:

•	The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Bank, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require the Bank to repurchase the loan and return all loan purchase and servicing release premiums.

•	Should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, the loan purchase and servicing release premiums shall be fully refunded.

•	Should any eligible mortgage loan delivered to an investor pay off between the receipt of the first payment and a contractually designated period of time (typically 60 - 120 days from the date of purchase), the servicing release premium shall be fully refunded.

Management has determined that the maximum potential liability under these guarantees at March 31, 2005 is $29.3 million based on all available information. The current carrying amount of the liability recorded at March 31, 2005 is $0.8 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

ETB Holdings, Inc. (“ETBH”) raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances are invested in ETBH’s Floating Rate Junior Subordinated Debentures. No trusts were formed or debentures issued during the three months ended March 31, 2005.

During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2005, management estimated that the maximum potential liability under this arrangement is equal to approximately $267 million or the total face value of these securities plus dividends, that may be unpaid at the termination of the trust arrangement.

NOTE 14—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, purchased options on caps, floors and forward starting swaps to offset its exposure to changes in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in fair value adjustments of financial derivatives in the consolidated statements of operations.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$844,000	$14,498	$—	$14,498	4.29%	2.72%	—%	5.14
Investment securities	160,885	1,291	(1,825)	(534)	4.63%	2.68%	—%	8.58
Receive-fixed interest rate swaps:
Certificates of deposit	415,000	—	(8,169)	(8,169)	2.68%	3.43%	—%	2.44
Federal Home Loan Bank advances	100,000	—	(3,480)	(3,480)	2.81%	3.64%	—%	4.55
Brokered certificates of deposit	124,500	—	(2,970)	(2,970)	2.86%	5.15%	—%	12.73
Senior Notes (1)	150,000	—	(1,462)	(1,462)	6.33%	8.00%	—%	6.21
Purchased interest rate forward-starting swap	10,000	5	—	5	N/A	6.00%	—%	20.06
Purchased interest rate options:
Caps (2)	85,000	1,198	—	1,198	N/A	N/A	6.50%	6.32
Forward-starting swaps (2)	365,000	7,895	—	7,895	N/A	N/A	5.80%	11.50

Total fair value hedges	$2,254,385	$24,887	$(17,906)	$6,981	3.94%	3.55%	5.93%	6.49

December 31, 2004:
Pay fixed-interest rate swaps:
Mortgage-backed securities	$1,045,000	$3,157	$(5,099)	$(1,942)	4.42%	2.23%	—%	6.06
Investment securities	160,885	—	(3,747)	(3,747)	4.63%	2.09%	—%	8.83
Receive-fixed interest rate swaps:
Certificates of deposit	315,000	—	(1,901)	(1,901)	2.26%	3.39%	—%	2.90
Federal Home Loan Bank advances	100,000	—	(1,159)	(1,159)	2.40%	3.64%	—%	4.80
Brokered certificates of deposit	10,000	—	(160)	(160)	2.50%	5.00%	—%	10.01
Senior Notes (1)	50,000	452	—	452	5.98%	8.00%	—%	6.46
Receive-fixed interest rate forward-starting swaps:
Brokered certificates of deposit	20,000	12	(60)	(48)	5.25%	N/A	—%	12.55
Mortgage-backed securities	209,000	978	—	978	3.60%	N/A	—%	3.43
Purchased interest rate options:
Caps (2)	485,000	7,221	—	7,221	N/A	N/A	6.09%	5.01
Floors (2)	100,000	352	—	352	N/A	N/A	4.25%	2.75
Forward-starting swaps (2)	335,000	9,065	—	9,065	N/A	N/A	5.98%	13.30

Total fair value hedges	$2,829,885	$21,237	$(12,126)	$9,111	3.93%	2.71%	5.85%	6.25

(1)	Interest rate swap agreement on the Company’s $400.0 million Senior Notes was $150.0 million and $50.0 million at March 31, 2005 and December 31, 2004, respectively. Fair values of the Senior Notes of $398.5 million and $400.5 million at March 31, 2005 and December 31, 2004, respectively, are shown in the consolidated balance sheets.
(2)	Purchased interest rate options were used to hedge the Bank’s mortgage-backed securities.

De-designated Fair Value Hedges

During 2004, certain fair value hedges were de-designated and, therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-designation is amortized to interest expense over the original forecasted period of the underlying transactions being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans and securities, net in the consolidated statements of operations.

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

Changes in the fair value of derivatives that hedge cash flows associated with time deposits, repurchase agreements, advances from the FHLB, dollar rolls and other borrowings and investment securities are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The amounts in AOCI are then included in interest expense as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $3.2 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a three-to-fifteen year period.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of derivatives used in the hedge relationship outperforms or has a greater increase in market value than a hypothetical derivative, created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness as fair value adjustments of financial derivatives in the consolidated statements of operations. Cash flow ineffectiveness is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$700,000	$5,835	$(3,659)	$2,176	4.99%	2.83%	—%	12.66
Purchased interest rate:
Forward-starting swaps(1)	2,400,000	34,172	(6,010)	28,162	4.68%	N/A	—%	8.94
Options—caps(1)	2,875,000	106,862	—	106,862	N/A	N/A	4.38%	5.86

Total cash flow hedges	$5,975,000	$146,869	$(9,669)	$137,200	4.75%	2.83%	4.38%	7.89

December 31, 2004:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,675,000	$—	$(33,121)	$(33,121)	4.91%	2.28%	—%	11.12
Federal Home Loan Bank advances	425,000	—	(6,093)	(6,093)	4.68%	2.13%	—%	9.25
Purchased interest rate:
Forward-starting swaps(1)	595,000	—	(868)	(868)	4.74%	N/A	—%	11.16
Options—caps(1)	2,775,000	94,340	—	94,340	N/A	N/A	4.43%	6.13

Total cash flow hedges	$5,470,000	$94,340	$(40,082)	$54,258	4.84%	2.25%	4.43%	8.45

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements.

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

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Three Months Ended March 31,
	2005	2004
Impact on AOCI (net of taxes):
Beginning balance	$(118,018)	$(123,754)
Gains (losses) on cash flow hedges related to derivatives, net	33,996	(66,435)
Reclassifications to earnings, net	14,507	15,245

Ending balance	$(69,515)	$(174,944)

Derivatives terminated during the quarter:
Notional	$2,845,000	$1,283,500
Fair value of net losses recognized in AOCI	$(23,516)	$(29,915)

Amortization of terminated interest rate swaps included in interest expense	$(23,297)	$(26,949)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 14 days to 14.7 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At March 31,
	2005	2004
AOCI balance (net of taxes) related to:
Open cash flow hedges	$5,434	$(95,717)
Discontinued cash flow hedges	(74,949)	(79,227)

Total cash flow hedges	$(69,515)	$(174,944)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in fair value adjustments of financial derivatives in the consolidated statements of operations. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months ended March 31,
	2005	2004
Fair value hedges	$(709)	$(2,208)
Cash flow hedges	(179)	1,934

Total fair value adjustments of financial derivatives	$(888)	$(274)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. At March 31, 2005, the fair value of these IRLCs was a $1.7 million asset.

IRLCs expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statements of operations.

The net change in IRLCs and the related hedging instruments generated a net gain of $2.3 million for the period ended March 31, 2005 and a net gain of $1.1 million for the corresponding period in 2004.

NOTE 15—SEGMENT INFORMATION

In January 2005, the Company revised its financial reporting to reflect the manner in which its chief operating decision maker has begun assessing the Company’s performance and makes resource allocation decisions. As a result, the Company now reports its operating results in two segments, retail and institutional, rather than its former brokerage and banking segments.

Retail includes:

•	investing, trading, banking and lending product and service offerings to individuals, including margin loan activity; and

•	stock plan administration products and services

Institutional includes:

•	balance sheet management, including generation of institutional net interest spread, gain on sales of loans and securities, net and management fee income;

•	market-making; and

•	global execution and settlement services

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

	Three Months Ended March 31, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$84,970	$29,206	$—	$114,176
Principal transactions	—	34,048	161	34,209
Gain on sales of loans and securities, net	8,102	28,637	—	36,739
Service charges and fees	29,654	3,718	—	33,372
Other revenues	29,652	4,453	(8,111)	25,994

Interest income	135,159	290,308	(88,854)	336,613
Interest expense	(43,184)	(194,299)	88,692	(148,791)

Net interest income	91,975	96,009	(162)	187,822
Provision for loan losses	—	(12,040)	—	(12,040)

Net interest income after provision for loan losses	91,975	83,969	(162)	175,782

Total revenues	244,353	184,031	(8,112)	420,272

Expense excluding interest:
Compensation and benefits	62,197	36,439	—	98,636
Occupancy and equipment	15,307	4,277	—	19,584
Communications	14,903	2,988	—	17,891
Professional services	14,416	5,400	—	19,816
Commissions, clearance and floor brokerage	10,757	31,415	(2,460)	39,712
Advertising and market development	23,420	3,401	—	26,821
Servicing and other banking expenses	1,492	14,359	(5,652)	10,199
Fair value adjustments of financial derivatives	—	888	—	888
Depreciation and amortization	15,492	2,597	—	18,089
Amortization of other intangibles	3,047	3,093	—	6,140
Facility restructuring and other exit charges	(330)	892	—	562
Other	15,457	11,158	—	26,615

Total expenses excluding interest	176,158	116,907	(8,112)	284,953

Segment income	$68,195	$67,124	$—	$135,319

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Three Months Ended March 31, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$112,230	$30,483	$—	$142,713
Principal transactions	—	38,946	—	38,946
Gain on sales of loans and securities, net	33,795	7,367	—	41,162
Service charges and fees	21,933	2,967	—	24,900
Other revenues	30,256	5,072	(8,430)	26,898

Interest income	120,875	210,707	(75,945)	255,637
Interest expense	(44,860)	(151,811)	75,945	(120,726)

Net interest income	76,015	58,896	—	134,911
Provision for loan losses	—	(9,055)	—	(9,055)

Net interest income after provision for loan losses	76,015	49,841	—	125,856

Total revenues	274,229	134,676	(8,430)	400,475

Expense excluding interest:
Compensation and benefits	61,445	38,017	—	99,462
Occupancy and equipment	16,830	3,165	—	19,995
Communications	16,253	3,189	—	19,442
Professional services	9,203	5,161	—	14,364
Commissions, clearance and floor brokerage	16,753	30,806	(3,632)	43,927
Advertising and market development	22,085	1,969	—	24,054
Servicing and other banking expenses	2,212	11,052	(4,798)	8,466
Fair value adjustments of financial derivatives	—	274	—	274
Depreciation and amortization	16,553	3,970	—	20,523
Amortization of other intangibles	4,360	2,559	—	6,919
Facility restructuring and other exit charges	(815)	(144)	—	(959)
Other	12,259	12,792	—	25,051

Total expenses excluding interest	177,138	112,810	(8,430)	281,518

Segment income	$97,091	$21,866	$—	$118,957

Segment assets:
As of March 31, 2005	$6,829,046	$26,280,959	$—	$33,110,005
As of December 31, 2004	$5,294,487	$25,738,096	$—	$31,032,583

No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2005 or 2004.

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document.

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

OVERVIEW

We focus our business on utilizing technology to deliver financial solutions primarily to the self-directed investor built upon price, functionality and service. In 2005, we continued our efforts to integrate our product offerings and business operations. For the three months ended March 31, 2005, we increased revenue by 5% to $420 million, while continuing to control expenses, with total expenses excluding interest increasing by only 1%, contributing to a 14% increase in segment income over the three months ended March 31, 2004. We define segment income as income before other income, income taxes and discontinued operations.

We achieved these results while increasing marketing and advertising expenses. We plan to continue investing in marketing, targeting certain customer segments and promoting E*TRADE Complete. We expect to spend, in total, more on advertising and marketing in 2005 than in 2004.

We have and will continue to seek opportunities to:

•	Improve the level of customer relationships by rewarding all of our retail customers with better overall pricing. During the three months ended March 31, 2005, we introduced a refined customer segmentation model for retail investors rewarding customers for their overall relationship with the Company. We introduced a new pricing structure that included new pricing, lowered segment qualification criteria and service enhancements for our three types of retail customers. In addition, we introduced new functionality with the launch of E*TRADE Complete, an integrated trading, investing, banking and borrowing account that will allow our customers to manage their relationships with the Company through one account. As we have created further integration across our back office platform and our client interface through E*TRADE Complete, we have the ability to reward customers with greater value, based on their level of engagement, across all of our products.

•	Enhance our products to make them more compelling to our customers by offering an attractive combination of price, functionality and service. We continue to provide to our customers our 12b-1 rebate program, offer the lowest cost stock index funds and no-fee IRAs.

In January 2005, we revised our financial reporting to reflect the manner in which our chief operating decision maker has begun assessing the Company’s performance and makes resource allocation decisions. As a result, we now report our operating results in two segments, retail and institutional, rather than our former brokerage and banking segments. For our retail segment, the realignment integrated the management and operations of our investing, trading, banking and lending product and service offerings, including margin loan activities, and stock plan administration products and services for the retail customer. For our institutional segment, the realignment integrated the management and operations of balance sheet management, market-making and global execution and settlement services businesses, with a focus on creating greater integration within our institutional segment and stronger leverage of our retail segment. During the three months ended March 31, 2005, the retail segment generated approximately 60% and the institutional segment generated approximately 40% of the Company’s consolidated net revenues and each contributed approximately 50% of the combined segment income, or income before other income, income taxes and discontinued operations.

RESULTS OF OPERATIONS

Consolidated Results

During the three months ended March 31, 2005, net income was $92.0 million compared to $88.5 million for the three months ended March 31, 2004. The increase in net income from 2004 to 2005 is primarily related to:

•	a 5% increase in net revenues, see Revenues;

•	partially offset by a 1% increase in expenses, see Expenses Excluding Interest; and

•	partially offset by a decline in other income, see Other Income.

The following sections describe the changes in key operating factors, and other changes and events that have affected the Company’s consolidated revenues, expenses excluding interest and other income.

Revenues

Beginning in 2005, we revised our presentation of revenue in our consolidated statements of operations. In our new format, we show total revenues in an integrated view rather than separately by brokerage and banking. Commission revenues include commissions generated by our retail customers and now also includes the commission-based portion of our global execution and settlement service business, which were previously reported as principal transactions. We have also combined our previously reported gains on originated loans with gains on loans and securities, net. Items previously reported as other brokerage- and banking-related revenues have been combined and presented as service charges and fees and other revenues. Finally, brokerage and banking interest income and expense have been combined.

Net revenues increased for the three months ended March 31, 2005 to $420.3 million compared to $400.5 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, we were able to generate 5% growth in net revenues, notwithstanding a 14% decline in Daily Average Revenue Trades (“DART”s) and a 10% decline in average commission per trade. Continued balance sheet growth, higher margin debt balances and improved Bank net interest spread generated a 39% increase in net interest income, which more than offset the decline in commissions. Service charges and fees revenue were also up 34% due to increased account service fees.

The following table sets forth the components of net revenues and dollar and percentage change information for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Variance
	2005	2004	$ Amount	%
Revenues:
Commissions	$114,176	$142,713	$(28,537)	(20)%
Principal transactions	34,209	38,946	(4,737)	(12)%
Gain on sales of loans and securities, net	36,739	41,162	(4,423)	(11)%
Service charges and fees	33,372	24,900	8,472	34%
Other revenues	25,994	26,898	(904)	(3)%
Net interest income	187,822	134,911	52,911	39%
Provision for loan losses	(12,040)	(9,055)	(2,985)	(33)%

Total net revenues	$420,272	$400,475	$19,797	5%

The key revenue drivers that we use to measure and explain the results of our operations are presented in the following table:

	Three Months Ended March 31,		% Change
	2005	2004
DARTs	134,770	157,035	(14)%
Average commission per revenue trade	$10.34	$11.53	(10)%
Average margin balances (in millions)	$2,239	$1,981	13%
Average Bank net interest spread (basis points)	220	185	19%
Average Bank interest-earning assets (in millions)	$25,280	$19,847	27%

We earn commissions when retail and institutional customers execute trades. The primary factors that affect our commissions are DARTs and average commission per revenue trade. The average commission per revenue trade is impacted by the mix between and within our domestic, international and professional businesses. Each business has a different pricing structure, unique to its customer base, and as a result, a change in the executed trades between these businesses impacts average commission per revenue trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per revenue trade. The Company also provides institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates.

For the three months ended March 31, 2005, commissions declined 20% from the comparable prior year period for the following reasons:

•	DARTs decreased primarily as a result of an industry-wide decline in market activity.

•	Average commission per revenue trade declined from $11.53 for the three months ended March 31, 2004 to $10.34 for the three months ended March 31, 2005. In late February 2005, we introduced new pricing in the U.S. for all of our trading segments, which contributed to the drop in average commission per revenue trade. This new pricing reduced base commissions from $9.99 to $19.99 plus a $3.00 order handling fee per equity trade based on customer segmentation to a range of $6.99 to $14.99 per equity trade. Additionally, the per contract charges on option trading were reduced from $1.25 to $1.75 per contract, based on number of contracts per trade, to a range of $0.75 to $1.75 per contract, based on customer segmentation. Finally, the $3.00 order handling fee for certain customer segments were eliminated. We expect our average commission per revenue trade to decline further for the three months ended June 30, 2005, as our new pricing was not in effect for the entire three months ended March 31, 2005.

Principal transactions include revenues from market-making and net gains on proprietary trading. As such, our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities. Principal transactions decreased 12% for the three months ended March 31, 2005 as compared to the prior year period due to reduced market-making volumes and lower revenue capture per share, offset by slightly higher gains on proprietary trading. As with the decrease in DARTs described above, these reduced market-making volumes resulted from an industry-wide decline in market-making activity.

•	Market-making revenues decreased from $27.2 million for the three months ended March 31, 2004 to $19.8 million for the three months ended March 31, 2005 due to lower pricing coupled with lower volume than in the prior period.

•	Net gains on proprietary trading increased from $6.9 million for the three months ended March 31, 2004 to $8.1 million for the three months ended March 31, 2005 due to improved trading activity.

Gain on sales of loans and securities, net consists of gains on sales of loans originated by E*TRADE Mortgage and E*TRADE Consumer Finance and net gains from the sales of loans held-for-sale, as well as gains from the sales of securities sold by the Bank.

The following table represents the net gains that the Company earned from the sales of loans and securities (dollars in thousands):

	Three Months Ended March 31,		Variance
	2005	2004	$ Amount	%
Gain on sales of originated loans:
Mortgage loans	$10,677	$22,360	$(11,683)	(52)%
Consumer loans	437	4,740	(4,303)	(91)%

Gain on sales of originated loans	11,114	27,100	(15,986)	(59)%

Loss on sales of loans held-for-sale, net:
Gain on sales of loans held-for-sale	389	6,543	(6,154)	(94)%
Loss on hedges	(413)	(7,547)	7,134	95%
Loss on loan prepayments	(159)	(695)	536	77%

Loss on sales of loans held-for-sale, net	(183)	(1,699)	1,516	89%

Gain on sales of securities, net:
Gain on sales of securities	25,940	19,775	6,165	31%
Impairment	(132)	(4,014)	3,882	97%

Gain on sales of securities, net	25,808	15,761	10,047	64%

Total gain on sales of loans and securities, net	$36,739	$41,162	$(4,423)	(11)%

Total gain on sales of loans and securities, net decreased $4.4 million or 11% during the three months ended March 31, 2005 compared to the same period a year ago, due primarily to a $16.0 million decline in the gain on sales of originated loans offset by a $10.0 million increase in the net gain on sales of securities. The decline in the gain from the sale of originated loans was due primarily to rising interest rates, which resulted in lower volumes of loan originations and sales of originated loans. The increase in gains on sales of securities was due to an increase of $36.1 million from the sale of interest-only, investment and trading securities, offset by a decrease of $29.5 million in gains from the sales of mortgage-backed securities. In addition, the Company recognized an other-than-temporary impairment of $0.1 million on the value of an asset-backed security for the three months ended March 31, 2005 compared to a $4.0 million other-than-temporary impairment on certain of its interest-only securities recognized for the comparable period in 2004.

Service charges and fees represent account service fees, servicing fee income and other customer service fees. Service charges and fees increased $8.5 million, or 34% for the three months ended March 31, 2005 compared to the same period in 2004, primarily due to increases in account service fees from $10.9 million to $18.9 million. The increase in account service fees is due to an increase in account service fees charged from $25 to $40 per quarter for customers who did not meet, among others, certain balance and/or activity levels.

Other revenues represent proprietary fund revenues, foreign exchange margin revenues, stock plan administration products revenues, electronic communication network (“ECN”) rebate fees and other revenues ancillary to our retail customer transactions. These revenues for the three months ended March 31, 2005, remained relatively unchanged as measured against the three months ended March 31, 2004.

Net interest income represents interest earned on interest-earning banking assets (primarily loans receivable and mortgage-backed securities), margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts, net of interest paid on interest-bearing banking liabilities (primarily customer deposits, advances from the FHLB and other borrowings), paid to customers on certain credit balances and to banks and other broker-dealers through our brokerage subsidiary’s stock loan program. Net interest spread is the difference between the weighted-average yields earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities. The increase in net interest income from $134.9 million for the three months ended March 31, 2004 to $187.8 million for the three months ended March 31 2005 is primarily due to an increase in Bank net interest spread.

Average interest-earning banking assets increased 27% from the comparable period a year ago driven by a 36% increase in both loans receivable and available-for-sale investment securities, as loan and securities sale volumes declined year over year. Bank net interest spread increased to 220 basis points for the three months ended March 31, 2005 from 185 basis points for the comparable period in 2004. The increase in Bank net interest spread for the three months ended March 31, 2005 over the comparable period in 2004 primarily reflects an increase of 6%, or 25 basis points, in the average annualized yield on interest-earning banking assets, in conjunction with a decrease of 4%, or 10 basis points in the average annualized cost of interest-bearing banking liabilities. Higher yields on interest-earning banking assets were driven primarily by higher yields on available-for-sale investment securities, while the lower cost of interest-bearing banking liabilities was due primarily to higher Sweep Deposit Account (“SDA”) balances.

The following table presents average balance, income and expense data, related interest yields and rates, and Bank net interest spread for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31, 2005			Three Months ended March 31, 2004
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$12,185,231	$153,188	5.03%	$8,932,832	$109,969	4.92%
Mortgage-backed and related available-for-sale securities	8,909,307	88,974	3.99%	7,297,956	72,031	3.95%
Available-for-sale investment securities	3,512,809	42,335	4.82%	2,575,419	25,179	3.91%
Trading securities	526,644	4,511	3.43%	818,509	6,487	3.17%
Other	145,997	1,211	3.36%	221,770	1,804	3.27%

Total interest-earning banking assets(2)	25,279,988	$290,219	4.59%	19,846,486	$215,470	4.34%

Non-interest-earning banking assets	500,688			447,450

Total banking assets	$25,780,676			$20,293,936

Interest-bearing banking liabilities:
Retail deposits	$11,865,690	$40,231	1.38%	$12,018,832	$48,875	1.64%
Brokered callable certificates of deposit	288,635	2,221	3.12%	372,034	2,328	2.52%
Repurchase agreements and other borrowings	10,073,089	82,465	3.27%	5,679,179	56,004	3.90%
FHLB advances	1,961,644	17,944	3.66%	920,000	10,399	4.47%

Total interest-bearing banking liabilities	24,189,058	$142,861	2.39%	18,990,045	$117,606	2.49%

Non-interest-bearing banking liabilities	364,362			276,570

Total banking liabilities	24,553,420			19,266,615

Total banking shareholder’s equity	1,227,256			1,027,321

Total banking liabilities and shareholder’s equity	$25,780,676			$20,293,936

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,090,930	$147,358		$856,441	$97,864

Bank net interest:
Spread			2.20%			1.85%

Margin (net yield on interest-earning banking assets)			2.33%			1.97%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.51%			104.51%

Return on average(3) (4):
Total banking assets			1.00%			0.67%

Total banking shareholder’s equity			21.05%			13.16%

Average equity to average total banking assets			4.76%			5.06%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $2.6 million and $1.1. million for the three months ended March 31, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results.

The provision for loan losses reflects the Company’s estimate of loan losses that occurred in the current period and adjustments to prior period estimates. We adjust this provision to reflect changes in the size, composition and seasoning of the loans that the Bank holds. A seasoned loan is a loan that has been in existence long enough for the borrower to demonstrate a history of good payments. Provision for loan losses increased to $12.0 million for the three months ended March 31, 2005 from $9.1 million for same period in 2004. The 33% increase in the Company’s provision for loans losses during the three months ended March 31, 2005 primarily reflects the provision related to HELOC and other real estate portfolios that were acquired during the quarter, partially offset by continued seasoning of consumer loans secured by RVs, marine assets and automobiles.

Allowance for loan losses is an accounting estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The following table presents the allowance for loan losses by major loan category. This allocation does not necessarily prevent the Company from shifting the allowance for loan losses between categories to better align the allowance for loan losses with the actual performance of the portfolio (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- investment	Allowance	Allowances as % of total loans held- for-investment
March 31, 2005	$29,732	0.70%	$22,152	0.25%	$51,884	0.40%
December 31, 2004	$29,686	0.72%	$17,995	0.24%	$47,681	0.41%

(1)	Primarily RV, marine, automobile and credit card loans.
(2)	Primarily one-to-four family mortgage and home equity lines of credit.

During the three months ended March 31, 2005, our nonperforming assets increased by $1.5 million, or 6%, from December 31, 2004, primarily due to an increase in home equity loans. During the three months ended March 31, 2005, we recognized $1.2 million of interest on nonperforming loans. If our nonperforming loans at March 31, 2005 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $0.9 million during the first quarter of 2005. The following table presents information about our nonperforming assets (in thousands):

	March 31, 2005	December 31, 2004
Real estate loans	$17,087	$13,784
Consumer and other loans	5,663	6,171

Total nonperforming loans, net	22,750	19,955
REO and other repossessed assets, net	4,116	5,367

Total nonperforming assets, net	$26,866	$25,322

Total nonperforming assets, net, as a percentage of total bank assets	0.09%	0.10%

Total allowance for loan losses as a percentage of total nonperforming loans, net	228.06%	238.94%

Expenses Excluding Interest

Communications was $17.9 million for the three months ended March 31, 2005 and $19.4 million for the comparable period in 2004. The decrease is primarily due to a reduction in outsourcing of communications-related services.

Professional services consist of fees for legal, accounting, tax, public relations and other consulting services. Professional services increased to $19.8 million for the three months ended March 31, 2005 from $14.4 million for the comparable period in 2004. The increase in professional services is due to additional professional services related to IT system implementations and costs associated with completing our Sarbanes-Oxley implementation.

Commissions, clearance and floor brokerage was $39.7 million for the three months ended March 31, 2005 and $43.9 million for the comparable period in 2004. The decrease is primarily due to decreased clearing costs as we transitioned more clearing to E*TRADE Clearing from an outside provider. In addition, lower overall trading volumes resulted in lower variable commissions, clearance and floor brokerage costs for the three months ended March 31, 2005.

Advertising and market development was $26.8 million for the three months ended March 31, 2005 and $24.1 million for the comparable period in 2004. The increase is due to increased advertising spend during the three months ended March 31, 2005, associated with our launch of E*TRADE Complete in 2005.

Servicing and other banking expense was $10.2 million for the three months ended March 31, 2005 and $8.5 million for the comparable period in 2004. The increase in servicing and other banking expense is due primarily to higher servicing expense related to an increase in mortgage loans serviced.

Depreciation and amortization was $18.1 million for the three months ended March 31, 2005 and $20.5 million for the comparable period in 2004. The decrease in depreciation and amortization primarily relates to more assets being fully depreciated for the three months ended March 31, 2005.

Facility restructuring and other exit charges increased from a credit of $1.0 million for the three months ended March 31, 2004 to charges of $0.6 million for the three months ended March 31, 2005. The charges for the three months ended March 31, 2005 primarily relate to the liquidation of E*TRADE Money Market Funds and were partially offset by revisions to estimates of our charges under our restructuring plans. The charge for the three months ended March 31, 2004 was primarily related to additional costs, net of recoveries, for our exit of the institutional research business.

Other Income

Other income was $8.8 million for the three months ended March 31, 2005, or 58%, lower than $21.2 million for the three months ended March 31, 2004 primarily due to lower gain on sale and impairment of investments. Gain on sale and impairment of investments was $15.5 million for the three months ended March 31, 2005 and $28.5 million for the comparable period in 2004. For the three months ended March 31, 2005, we sold shares of our investment in Softbank Investment Corporation (“SBI”) resulting in a gain of $15.2 million, whereas for the three months ended March 31, 2004, we sold shares of SBI resulting in a gain of $34.2 million. In addition, we recorded an other-than-temporary impairment of approximately $4.4 million during the three months ended March 31, 2004.

Segment Results

Retail Segment Results

Our retail segment generates revenues and earnings through our investing, trading, banking and lending relationships with our retail customers. These relationships drive essentially five sources of revenues including commissions, gain on loan originations, net interest income, service charges and fees and other revenues. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships.

For the three months ended March 31, 2005, the retail segment earned $68.2 million in segment income, down 30% from the comparable period in 2004. The drop in income was due to a decrease of 11% in segment revenue with total expenses remaining relatively flat. The reduction in revenues was primarily driven by declines in both DART volume and average commission per revenue trade, declining 14% and 10%, respectively compared to the three months ended March 31, 2004. With our new commission structure introduced in mid-quarter, average commission per revenue trade decreased to $10.34 from $11.53. We expect our average commission per revenue trade to decline further for the three months ended June 30, 2005, as our new pricing was not in effect for the entire three months ended March 31, 2005. Retail net interest income increased approximately $16.0 million. Of this increase, $12.9 million was driven by an increase in both the balance and the net interest spread we earn on our retail deposits. These amounts are eliminated in consolidation but recorded in the retail segment. In addition, the increase was driven by higher average margin debt which continues to be strong for the retail segment, with average balances increasing 13% from a year ago to $2.24 billion. Gain on sales of loans and securities, net declined 76% compared to the same period a year ago and a 35% increase in service charges and fees.

Institutional Segment Results

Our institutional segment generates revenues and earnings from Bank balance sheet management activities, market-making and global execution and settlement services. We have experienced significant growth in our institutional segment as we have continued to integrate our businesses and leverage the retail segment to provide additional institutional business opportunities in recent periods.

For the three months ended March 31, 2005, the institutional segment earned $67.1 million, a 207% increase from the same period last year as segment revenues increased 37%, while expenses excluding interest increased only 4%. The increase in revenues resulted from higher gains on sales of loans and investments and higher net interest income due to higher average balances of interest-earning banking assets and increased Bank net interest spread. We continue to benefit from our balance sheet integration across the retail and institutional segments. We increased average interest-earning banking assets by $5.4 billion and Bank net interest spread to 220 basis points, from 185 basis points for the three months ended March 31, 2004. This increase in Bank net interest spread was driven by higher interest-earning banking assets and lower cost of funds from higher SDA balances.

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

Cash Provided by Operating Activities

Cash provided by operating activities decreased by approximately $358 million from $644 million for the three months ended March 31, 2004 to $286 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, the decrease in cash provided by operating activities was primarily due to a decrease in cash flows from the net sales and purchases of loans and trading securities.

Cash Provided by (Used in) Investing and Financing Activities

Cash used in investing activities was $892 million for the three months ended March 31, 2005 and $390 million for the comparable period in 2004. Cash used in investing activities increased primarily from net purchases of mortgage-backed and investment securities, available-for-sale and a net increase in loans receivable.

Cash provided in financing activities was $387 million for the three months ended March 31, 2005 and cash used in financing activities was $330 million for the comparable period in 2004. For the three months ended March 31, 2005, cash provided in financing activities primarily resulted from net advances from the Federal Home Loan Bank and other borrowings by Bank subsidiary.

Stock Repurchases

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

During the three months ended March 31, 2005, the Company repurchased 2.5 million shares of its common stock for an aggregate $32.5 million. As of March 31, 2005, the Company had approximately $205.4 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Other Sources of Liquidity

At March 31, 2005, we had financing facilities totaling $400.0 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. There was $6.8 million outstanding as of March 31, 2005 and none outstanding as of December 31, 2004, under these lines. We also have multiple loans, primarily collateralized by equipment owned by us, for which $42.1 million was outstanding as of March 31, 2005. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of effective tax rate, deferred taxes and valuation allowances and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

A decrease in transaction volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active and professional trading customers who receive more favorable pricing based on their transaction volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue. When transaction volume is low, our operating results may be harmed in part because some of our overhead costs may remain relatively fixed.

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

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing banking assets in our portfolio

Our results of operations depend significantly upon our level of net interest income, that is, the difference between interest income from interest-earning banking assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing banking liabilities (such as deposits and borrowings). The Bank uses derivatives to help manage its interest rate risk. However, derivatives utilized may not be entirely effective and changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The diversification of our asset portfolio may increase the level of charge-offs

As we diversify our asset portfolio through purchases and originations of higher-yielding asset classes, such as RV and marine loans and credit card portfolios, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan loss would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan loss requirements could adversely affect our financial results, if those higher yields do not cover the provision for loan losses.

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

Risks associated with principal trading transactions could result in trading losses

A majority of our specialist and market-making revenues are derived from trading as a principal. We may incur trading losses relating to the purchase, sale or short sale of securities for our own account, as well as trading losses in our specialist stocks and market maker stocks. From time to time, we may have large positions in securities of a single issuer or issuers engaged in a specific industry. We also operate a proprietary trading desk separate from our specialist and market maker operations, which may also incur trading losses.

Certain portions of our professional business are also involved in proprietary trading, in which the firm provides capital that is used for trading by employees and others. Our proprietary trading may also result in trading losses.

Reduced grants by companies of employee stock options could adversely affect our results of operations

We are a provider of stock plan administration and options management tools. In December 2004, the Financial Accounting Standards Board (“FASB”) issued new rules that upon adoption, will require companies to value and expense stock options they grant to their employees and employee stock purchase plan transactions in which the terms are more favorable to those available to all holders of the same class of shares. This may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the new FASB statement. Additionally, we may see a reduction in commission revenues as fewer options would be available for exercise and sale by the employees of these companies.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist and market-making community and reduced payment for order flow revenues for us. Similarly, a reduction in the volume and/or volatility of trading activity could also reduce spreads that specialists and market makers receive, which adversely affect our market-making revenues.

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, ECNs have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, we may experience a reduction in our flow of limit orders.

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

RISKS RELATING TO THE REGULATION OF OUR BUSINESS

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our specialist and market maker operations.

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

Similarly, E*TRADE Financial Corporation, E*TRADE Re, LLC and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS, and, in the case of E*TRADE Bank, the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

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

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over the Company, ETB Holdings, Inc. and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

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

RISKS RELATING TO OWNING OUR STOCK

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in the past and we may do so in the future. While we reported net income for the past two years, we reported a net loss of $186.4 million in 2002. We may incur losses in the future.

We expect that expensing stock options granted to our employees will have a material impact on our financial results

We are not currently required to record any compensation expense in connection with stock option grants to employees that have an exercise price at or above fair market value. In December 2004, however, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. As a result of its impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

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

At March 31, 2005, we had an outstanding balance of $400.0 million in senior notes, $185.2 million in convertible subordinated notes and $42.1 million in term loans. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 27% at March 31, 2005. We may incur additional indebtedness in the future. Our level of indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through March 31, 2005, the price per share of our common stock has ranged from a low of $3.65 to a high of $15.40. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, we separately evaluate such risks based on the different products and services offered by our broker-dealer and Bank subsidiaries. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors.”

Equity Security Price Risk

We currently hold an investment in SBI, a Japanese Yen denominated publicly traded equity security in which we had unrealized gains of $47.6 million as of March 31, 2005. As the security’s market price and the value of the Yen fluctuate, we are exposed to risk of a loss with respect to these unrealized gains.

Interest Rate Risk

We had variable-rate brokerage and corporate term loans totaling approximately $39.4 million and $39.8 million at March 31, 2005 and December 31, 2004, respectively. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 1% at March 31, 2005 and December 31, 2004, our interest payments would have increased by an immaterial amount.

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to interest rate fluctuations. At March 31, 2005, approximately 45% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities at March 31, 2005 and December 31, 2004, with fair values of $203 million and $567 million, respectively.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 200 and 300 basis point scenarios are not presented at March 31, 2005 and December 31, 2004, because the Current Interest Rate Risk Guidelines provided by the OTS only apply to the worst of the down 100 basis point or up 200 basis point scenarios.

The sensitivity of NPVE at March 31, 2005 and December 31, 2004 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE
	March 31, 2005		December 31, 2004		Board Limit
+300	$(361,610)	(19)%	$(158,207)	(9)%	(55)%
+200	$(218,400)	(11)%	$(69,671)	(4)%	(30)%
+100	$(82,308)	(4)%	$(2,321)	—%	(15)%
-100	$(76,625)	(4)%	$(149,651)	(9)%	(15)%

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at March 31, 2005 was characterized as “minimum.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.2 billion at March 31, 2005 and December 31, 2004, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In 2003, the Company became involved in arbitration relating to the Company’s former Israeli joint venture. The E*TRADE Israel venture was closed in 2002, and the Company subsequently terminated the Israeli company’s trademark and technology license and sought damages based on the licensee’s failure to perform its obligations. The licensee counterclaimed against the Company for unspecified damages for such termination. Following the hearing of this arbitration, which took place during October 2004, the arbitration tribunal, while finding that the licensee owed certain debts to the Company, decided against the Company and issued an award in favor of the licensee on or about January 31, 2005. As a result, the Company recognized a net amount of $14.1 million in additional exit charges through March 31, 2005. The Company has subsequently settled this matter and there will be no further costs associated with this matter.

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“Tradescape”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between the parties regarding value and responsibility for various liabilities that were first made apparent following the sale. The parties have each filed lawsuits relating to these disputes. On April 8, 2004, Tradescape filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of Tradescape seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company believes that Tradescape’s claims against it are without merit and intends both to vigorously defend the suit and to fully pursue its own claims described above. The Company is unable to predict the outcome of these actions. Management believes that these actions will not have a material adverse effect on its financial condition, results of operations or cash flows.

In April 2005, the NASD entered into a letter of Acceptance, Waiver and Consent resolving the NASD’s findings that, among other things, the entity formerly known as Momentum Securities, LLC failed to maintain the required minimum net capital during the periods from December 2001 through June 30, 2002 (prior to the Company’s acquisition of the entity) and failed and neglected to file accurate financial reports for the period, in each case materially overstating its net capital.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2004, the Company announced that its Board of Directors approved a $200 million repurchase program (the “April 2004 Plan”). The April 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. For the year ended December 31, 2004, the Company used a total $162.0 million in cash under the April 2004 Plan to undertake a partial redemption of its 6.75% convertible subordinated notes and to repurchase 5.8 million shares of the Company’s common stock.

During the three months ended March 31, 2005, the Company continued its use of the April 2004 Plan as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
January 2005	100,000	$13.72	100,000	$36,607,570
February 2005	1,580,900	$13.20	1,580,900	$15,744,358
March 2005	795,000	$12.97	795,000	$5,436,752

Total	2,475,900	$13.14	2,475,900	$5,436,752

On December 15, 2004, the Company announced that its Board of Directors approved an additional $200 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. The Company did not repurchase any shares or retire debt under the December 2004 Plan through March 31, 2005.

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

Dated: May 6, 2005	E*TRADE Financial Corporation (Registrant)

	By	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)