Form 10-Q
period 2005-06-30
E TRADE FINANCIAL CORP
filed 2005-08-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 370,953,106 shares of common stock and 1,300,157 shares exchangeable into common stock outstanding (the “Exchangeable Shares”). The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended June 30, 2005

Unless otherwise indicated, references to “the Company,” “We,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation and its subsidiaries.

E*TRADE, E*TRADE FINANCIAL, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and the converging arrows logo, are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and equivalents (includes repurchase agreements of $249,160 at June 30, 2005 and none at December 31, 2004)	$1,095,378	$939,906
Cash and investments required to be segregated under Federal or other regulations (includes repurchase agreements of $224,000 at June 30, 2005 and none at December 31, 2004)	1,461,706	724,026
Brokerage receivables, net	3,459,047	3,034,548
Trading securities	213,816	593,245
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $9,294,979 at June 30, 2005 and $10,113,049 at December 31, 2004)	11,065,629	12,543,818
Other investments	52,004	46,269
Loans receivable (net of allowance for loan losses of $55,418 at June 30, 2005 and $47,681 at December 31, 2004)	15,706,553	11,505,755
Loans held-for-sale, net	125,657	279,280
Property and equipment, net	306,611	302,291
Derivative assets	186,474	115,867
Accrued interest receivable	139,140	117,131
Investment in Federal Home Loan Bank Stock	197,395	92,005
Goodwill	396,282	395,043
Other intangibles, net	126,980	134,121
Other assets	408,639	209,278

Total assets	$34,941,311	$31,032,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$4,695,629	$3,618,892
Deposits	13,057,010	12,302,974
Securities sold under agreements to repurchase	9,350,983	9,897,191
Other borrowings by Bank subsidiary	4,087,749	1,760,732
Derivative liabilities	130,693	52,208
Senior notes	400,258	400,452
Convertible subordinated notes	185,165	185,165
Accounts payable, accrued and other liabilities	724,036	586,767

Total liabilities	32,631,523	28,804,381

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at June 30, 2005 and December 31, 2004	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,300,301 at June 30, 2005 and 1,302,801 at December 31 2004	13	13
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 369,264,680 at June 30, 2005 and 369,623,604 at December 31, 2004	3,693	3,696
Additional paid-in capital	2,217,522	2,234,093
Deferred stock compensation	(22,089)	(18,419)
Retained earnings	343,579	150,018
Accumulated other comprehensive loss	(232,930)	(141,199)

Total shareholders’ equity	2,309,788	2,228,202

Total liabilities and shareholders’ equity	$34,941,311	$31,032,583

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Commissions	$102,051	$105,319	$216,227	$248,032
Principal transactions	21,753	33,947	51,754	67,026
Gain on sales of loans and securities, net	17,256	46,222	62,271	78,663
Service charges and fees	34,531	26,692	67,903	51,592
Other revenues	20,585	22,901	44,797	47,456

Interest income	387,807	273,926	724,390	529,560
Interest expense	(179,640)	(120,038)	(328,431)	(240,764)

Net interest income	208,167	153,888	395,959	288,796
Provision for loan losses	(12,997)	(7,501)	(25,037)	(16,556)

Net interest income after provision for loan losses	195,170	146,387	370,922	272,240

Total net revenues	391,346	381,468	813,874	765,009

Expenses excluding interest:
Compensation and benefits	85,917	91,695	179,623	184,325
Occupancy and equipment	17,787	17,790	36,071	35,967
Communications	19,817	17,394	37,245	35,813
Professional services	16,201	14,989	35,608	28,809
Commissions, clearance and floor brokerage	34,344	39,399	70,158	81,042
Advertising and market development	26,482	13,700	53,069	36,520
Servicing and other banking expenses	11,499	8,714	21,678	17,012
Fair value adjustments of financial derivatives	1,748	(2,395)	2,636	(2,121)
Depreciation and amortization	18,246	19,829	35,572	39,433
Amortization of other intangibles	4,649	5,078	9,894	10,602
Facility restructuring and other exit charges	407	(34)	964	(1,006)
Other	14,849	20,517	40,577	44,581

Total expenses excluding interest	251,946	246,676	523,095	510,977

Income before other income, income taxes and discontinued operations	139,400	134,792	290,779	254,032

Other income:
Corporate interest income	2,425	1,694	4,387	3,057
Corporate interest expense	(11,625)	(12,540)	(23,192)	(23,878)
Gain on sale and impairment of investments	30,688	31,728	46,230	60,277
Loss on early extinguishment of debt	—	(4,357)	—	(4,357)
Equity in income of investments and venture funds	1,398	440	4,039	2,992

Total other income	22,886	16,965	31,464	38,091

Income before income taxes and discontinued operations	162,286	151,757	322,243	292,123
Income tax expense	54,019	48,848	112,209	98,795
Minority interest in subsidiaries	6	89	56	829

Net income from continuing operations	108,261	102,820	209,978	192,499

Discontinued operations, net of tax:
Net loss from discontinued operations	(4,103)	(11,158)	(13,826)	(12,362)
Net gain (loss) on disposal of discontinued operations	(2,591)	31,244	(2,591)	31,244

Net income (loss) from discontinued operations	(6,694)	20,086	(16,417)	18,882

Net income	$101,567	$122,906	$193,561	$211,381

Basic income per share
Basic income per share from continuing operations	$0.30	$0.28	$0.57	$0.53
Basic income (loss) per share from discontinued operations	$(0.02)	$0.06	$(0.04)	$0.05

Basic net income per share	$0.28	$0.34	$0.53	$0.58

Diluted income per share
Diluted income per share from continuing operations	$0.29	$0.26	$0.55	$0.50
Diluted income (loss) per share from discontinued operations	$(0.02)	$0.05	$(0.04)	$0.04

Diluted net income per share	$0.27	$0.31	$0.51	$0.54

Shares used in computation of per share data:
Basic	365,180	365,072	365,643	364,939
Diluted	376,345	416,713	377,511	420,841

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$101,567	$122,906	$193,561	$211,381

Other comprehensive loss:
Available-for-sale securities:
Unrealized gains (losses)	115,997	(243,628)	72,840	(126,782)
Less impact of realized gains (transferred out of AOCI) included in net income	(41,181)	(37,586)	(78,576)	(92,334)
Tax effect	(28,424)	114,142	1,255	93,867

Net change from available-for-sale securities	46,392	(167,072)	(4,481)	(125,249)

Cash flow hedging instruments:
Unrealized gains (losses)	(216,171)	217,909	(161,155)	108,902
Amortization of losses into interest expense from de-designated cash flow hedges deferred in AOCI	19,958	23,119	43,434	48,134
Tax effect	74,948	(93,801)	44,959	(60,999)

Net change from cash flow hedging instruments	(121,265)	147,227	(72,762)	96,037

Foreign currency translation loss	(6,792)	(8,598)	(14,488)	(9,132)

Other comprehensive loss	(81,665)	(28,443)	(91,731)	(38,344)

Comprehensive income	$19,902	$94,463	$101,830	$173,037

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,234,093	$(18,419)	$150,018	$(141,199)	$2,228,202
Net income							193,561		193,561
Other comprehensive loss								(91,731)	(91,731)
Exercise of stock options and warrants, including tax benefit			2,994	30	24,298				24,328
Issuance of common stock upon acquisition			220	2	2,739				2,741
Repurchases of common stock			(3,951)	(39)	(48,902)				(48,941)
Issuance of restricted stock			748	7	8,593	(8,600)			—
Cancellation of restricted stock			(341)	(3)	(2,953)	2,956			—
Retirement of restricted stock to pay taxes			(32)	—	(448)				(448)
Amortization of deferred stock compensation						1,974			1,974
Other	(3)	—	3	—	102				102

Balance, June 30, 2005	1,300	$13	369,265	$3,693	$2,217,522	$(22,089)	$343,579	$(232,930)	$2,309,788

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							211,381		211,381
Other comprehensive loss								(38,344)	(38,344)
Exercise of stock options and warrants, including tax benefit			5,860	59	39,934				39,993
Repurchases of common stock			(7,855)	(79)	(99,919)				(99,998)
Issuance of restricted stock			698	7	8,201	(8,108)			100
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Shares issued upon debt conversion			7,242	72	77,762				77,834
Amortization of deferred stock compensation						1,931			1,931
Other	(60)	(1)	60	1	3,018				3,018

Balance, June 30, 2004	1,326	$13	372,503	$3,725	$2,275,745	$(18,192)	$(19,084)	$(128,321)	$2,113,886

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,561	$211,381
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,037	16,556
Depreciation, amortization and accretion	186,422	200,485
Realized loss and impairment of investments	30,950	8,651
Equity in income of subsidiaries and investments	(3,324)	(7,927)
Non-cash restructuring costs and other exit charges	4,785	1,278
Amortization of deferred stock compensation	1,974	1,931
Gain on sale of investments	(131,115)	(205,621)
Unrealized (gains) losses on venture funds	(950)	4,793
Other	(12,370)	(4,516)
Net effect of changes in brokerage-related assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	(757,411)	275,146
Increase in brokerage receivables	(472,993)	(1,369,697)
Increase in brokerage payables	1,167,407	1,056,394
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	2,076,535	3,946,166
Purchases of loans held-for-sale	(1,998,063)	(3,345,746)
Proceeds from sales, repayments and maturities of trading securities	4,171,506	5,604,384
Purchases of trading securities	(3,808,339)	(5,559,038)
Other changes, net:
Increase in other assets	(23,965)	(11,352)
Accrued interest receivable and payable, net	(24,096)	6,928
Increase in accounts payable, accrued and other liabilities	9,492	41,459
Decrease in restructuring liabilities	(3,823)	(9,377)

Net cash provided by operating activities from continuing operations	$631,220	$862,278

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(7,594,410)	$(12,872,329)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	9,079,924	10,906,708
Net increase in loans receivable	(4,172,459)	(1,475,674)
Purchases of FHLB stock	(105,390)	(21,224)
Purchases of property and equipment	(37,641)	(43,186)
Proceeds from sales of property and equipment	—	200
Proceeds from venture fund distributions	12,553	—
Net cash flow from derivatives hedging assets	(87,522)	(12,372)
Proceeds from sale of E*TRADE Access	—	106,868
Cash used in acquisitions	(4,937)	—
Other	3,187	(831)

Net cash used in investing activities from continuing operations	(2,906,695)	(3,411,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in banking deposits	768,111	(677,211)
Advances from the Federal Home Loan Bank	13,151,000	1,046,000
Payments on advances from the Federal Home Loan Bank	(10,809,000)	(823,000)
Net increase (decrease) in securities sold under agreements to repurchase	(550,593)	3,127,930
Net decrease (increase) in other borrowed funds	(14,714)	3,610
Payments on call of convertible subordinated notes	—	(83,427)
Proceeds from issuance of senior notes	—	394,000
Repayments on loans to related parties, net of loans issued	—	(241)
Proceeds from issuance of common stock from employee stock transactions	18,403	27,635
Proceeds from issuance of subordinated debentures and trust preferred securities	—	45,880
Purchases of treasury stock	(48,941)	(99,998)
Repayment of capital lease obligations	(93)	(475)
Net cash flow from derivatives hedging liabilities	(83,226)	(110,699)

Net cash provided by financing activities from continuing operations	2,430,947	2,850,004

CASH FLOWS FROM DISCONTINUED OPERATIONS	—	21,765

INCREASE IN CASH AND EQUIVALENTS	155,472	322,207
CASH AND EQUIVALENTS—Beginning of period	939,906	921,364

CASH AND EQUIVALENTS—End of period	$1,095,378	$1,243,571

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$346,509	$200,077

Cash paid for income taxes	$64,587	$35,978

Non-cash investing and financing activities:
Tax benefit on exercise of stock options	$5,925	$12,207

Reclassification of loans held-for-sale to loans held-for-investment	$98,955	$—

Transfer from loans to other real estate owned and repossessed assets	$25,247	$21,863

Common stock issued upon conversion of convertible subordinated notes by election of debtholders	$—	$77,834

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

Trading and investing products and services are primarily offered by the Company’s broker-dealer subsidiaries. The Company’s significant broker-dealers include:

•	E*TRADE Securities LLC (“E*TRADE Securities”);

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for the Company’s broker-dealers;

•	E*TRADE Professional Trading, LLC and E*TRADE Professional Securities, LLC which was closed on May 31, 2005 (collectively “E*TRADE Professional”); and

•	E*TRADE Capital Markets—Execution Services, LLC and E*TRADE Capital Markets, LLC (collectively, “E*TRADE Capital Markets”), formerly Dempsey & Company and GVR, respectively.

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three and six months ended June 30, 2005 may not be indicative of future results. Certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 3, the operations of certain businesses have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154—Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company will adopt SFAS No. 154, as applicable, beginning in fiscal year 2006.

SFAS No. 123(R)—Share-Based Payment

In December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. This statement supersedes APB Opinion No. 25, and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments at their fair value through earnings as such options vest. This statement was originally effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date was delayed to no later than fiscal years beginning after June 15, 2005. The Company currently plans to adopt this statement effective July 1, 2005, using the modified prospective transition method, but has not made a final decision at this time. Upon adoption of SFAS No. 123(R), the Company will recognize approximately $6 million to $9 million in pre-tax compensation expense per quarter for the remainder of fiscal year 2005. Note 10 contains the pro forma effect on net income had the Company adopted the provisions of SFAS No. 123, for each period presented.

SAB No. 107—Share-Based Payment

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which expresses the SEC staff’s views on SFAS No. 123(R). In particular, SAB No. 107 describes the SEC staff’s views on share-based payment transactions with non-employees; topics relating to valuation methods such as guidance regarding estimates of expected volatility and term; the classification of compensation expense; non-GAAP financial measures in the financial statements; capitalization of compensation cost related to share-based payment arrangements; first time adoption of SFAS No. 123(R) in an interim period; accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R); the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosure in the MD&A subsequent to adoption of SFAS No. 123(R). The Company will adopt SAB No. 107 in conjunction with its adoption of SFAS No. 123(R).

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

NOTE 3—DISCONTINUED OPERATIONS

Proprietary Trading

On May 9, 2005, the Company’s institutional segment closed its E*TRADE Professional unit responsible for both proprietary and hybrid proprietary trading models. In June 2005, the Company filed to withdraw its broker-dealer license related to this business, for E*TRADE Professional Securities, LLC (“ETPS”) with an effective date of May 31, 2005. ETPS was a Philadelphia Stock Exchange member and a standalone entity which employed less than 200 traders. This closure resulted in a $2.6 million, net of tax, loss on disposal of discontinued operations, which included employee terminations, facility closure and write-off of goodwill and intangibles.

The Company will not have significant continuing involvement in the operations of this proprietary trading business and will not continue any significant revenue-producing or cost-generating activities of this proprietary trading business. Therefore, the results of operations, net of income taxes, of this proprietary trading business are presented as discontinued operations on the Company’s unaudited consolidated statements of operations for all periods presented.

The following table summarizes the results of discontinued operations for this proprietary trading business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$2,398	$7,829	$6,996	$14,384

Loss from discontinued operations before income taxes	$(1,992)	$(2,068)	$(5,804)	$(3,438)
Income tax benefit	(783)	(900)	(2,289)	(1,496)

Net loss from discontinued operations	$(1,209)	$(1,168)	$(3,515)	$(1,942)

Total assets of this proprietary trading business were $5.6 million and $36.1 million at June 30, 2005 and December 31, 2004, respectively. Total liabilities of this proprietary trading business were $5.4 million and $29.8 million at June 30, 2005 and December 31, 2004, respectively.

Consumer Lending

During the three months ended June 30, 2005, the Company’s retail segment decided to sell its recreational vehicle and marine loan origination and servicing businesses. The Company is currently in negotiations with potential buyers for these businesses.

Upon sale of the origination business, the Company will not have significant continuing involvement in the operations and will not continue any significant revenue-producing or cost-generating activities of this origination business. Therefore, the results of operations, net of income taxes, of this origination business are presented as discontinued operations on the Company’s unaudited consolidated statements of operations for all periods presented.

Upon sale of the servicing business, the Company will not have significant continuing involvement in the operations, but will continue to have significant cost-generating activities in the form of a servicing agreement. As such, classification of the servicing business as a discontinued operation is not appropriate and thus, is classified as “held-for-sale”.

The following table summarizes the results of discontinued operations for this origination business (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$121	$(8,444)	$(6,733)	$1,934

Loss from discontinued operations before income taxes	$(4,687)	$(16,800)	$(16,699)	$(15,663)
Income tax benefit	(1,793)	(6,754)	(6,388)	(6,297)

Net loss from discontinued operations	$(2,894)	$(10,046)	$(10,311)	$(9,366)

NOTE 4—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Receivable from customers and non-customers (less allowance for doubtful accounts of $4,742 at June 30, 2005 and $1,970 at December 31, 2004)	$2,287,352	$2,214,210
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	125,850	158,780
Deposits paid for securities borrowed	1,000,317	613,546
Securities failed to deliver	9,621	11,762
Other	35,907	36,250

Total brokerage receivables, net	$3,459,047	$3,034,548

Payable to customers and non-customers	$3,553,681	$2,805,662
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,079,509	735,622
Securities failed to receive	5,193	10,604
Other	57,246	67,004

Total brokerage payables	$4,695,629	$3,618,892

Receivable from customers primarily represents credit extended to customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers primarily represents credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At June 30, 2005, the fair value of securities that the Company has received as collateral, where the Company is permitted to sell or repledge the securities is approximately $4,021 million. Of this amount, $1,421 million has been pledged or sold at June 30, 2005 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
June 30, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,413,281	$2,328	$(66,512)	$5,349,097
Government National Mortgage Association	2,459,388	—	(49,666)	2,409,722
Federal Home Loan Mortgage Corporation	21,052	—	(426)	20,626

Total U.S. Government sponsored enterprise	7,893,721	2,328	(116,604)	7,779,445
Collateralized mortgage obligations	1,103,477	535	(23,951)	1,080,061
Private issuer and other	5,357	26	(222)	5,161

Total mortgage-backed securities	9,002,555	2,889	(140,777)	8,864,667

Investment securities:
Debt securities:
Asset-backed securities	1,513,544	7,998	(14,263)	1,507,279
Municipal bonds	129,245	2,180	(131)	131,294
Corporate bonds	75,455	—	(3,342)	72,113
Other debt securities	80,533	—	(3,140)	77,393

Total debt securities	1,798,777	10,178	(20,876)	1,788,079
Publicly traded equity securities	310,722	77,877	(1,643)	386,956
Retained interests from securitizations	23,665	2,262	—	25,927

Total investment securities	2,133,164	90,317	(22,519)	2,200,962

Total available-for-sale securities	$11,135,719	$93,206	$(163,296)	$11,065,629

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,149,991	$203	$(87,990)	$5,062,204
Government National Mortgage Association	2,767,087	349	(56,628)	2,710,808
Federal Home Loan Mortgage Corporation	21,057	—	(862)	20,195

Total U.S. Government sponsored enterprise	7,938,135	552	(145,480)	7,793,207
Collateralized mortgage obligations	1,259,497	4,983	(12,539)	1,251,941
Private issuer and other	7,239	25	(343)	6,921

Total mortgage-backed securities	9,204,871	5,560	(158,362)	9,052,069

Investment securities:
Debt securities:
Asset-backed securities	2,789,471	21,662	(14,704)	2,796,429
Municipal bonds	136,362	1,391	(1,082)	136,671
Corporate bonds	87,959	—	(3,444)	84,515
Other debt securities	80,189	—	(4,767)	75,422

Total debt securities	3,093,981	23,053	(23,997)	3,093,037
Publicly traded equity securities	295,593	81,304	(2,055)	374,842
Retained interests from securitizations	23,870	—	—	23,870

Total investment securities	3,413,444	104,357	(26,052)	3,491,749

Total available-for-sale securities	$12,618,315	$109,917	$(184,414)	$12,543,818

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$3,107,833	$(51,140)	$2,825,588	$(65,464)	$5,933,421	$(116,604)
Other	525,332	(18,062)	386,890	(6,111)	912,222	(24,173)

Total mortgage-backed securities	3,633,165	(69,202)	3,212,478	(71,575)	6,845,643	(140,777)

Investment securities:
Asset-backed securities	587,019	(3,404)	104,580	(10,859)	691,599	(14,263)
Municipal bonds	—	—	23,409	(131)	23,409	(131)
Corporate bonds	—	—	72,113	(3,342)	72,113	(3,342)
Other debt securities	—	—	76,090	(3,140)	76,090	(3,140)
Publicly traded equity securities	22,661	(699)	5,317	(944)	27,978	(1,643)

Total investment securities	609,680	(4,103)	281,509	(18,416)	891,189	(22,519)

Total temporarily impaired securities	$4,242,845	$(73,305)	$3,493,987	$(89,991)	$7,736,832	$(163,296)

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$5,504,676	$(85,020)	$2,135,727	$(60,460)	$7,640,403	$(145,480)
Other	704,369	(6,715)	175,678	(6,167)	880,047	(12,882)

Total mortgage-backed securities	6,209,045	(91,735)	2,311,405	(66,627)	8,520,450	(158,362)

Investment securities:
Asset-backed securities	771,250	(5,851)	20,769	(8,853)	792,019	(14,704)
Municipal bonds	72,146	(1,082)	—	—	72,146	(1,082)
Corporate bonds	—	—	84,515	(3,444)	84,515	(3,444)
Other debt securities	—	—	74,700	(4,767)	74,700	(4,767)
Publicly traded equity securities	52,717	(2,055)	—	—	52,717	(2,055)

Total investment securities	896,113	(8,988)	179,984	(17,064)	1,076,097	(26,052)

Total temporarily impaired securities	$7,105,158	$(100,723)	$2,491,389	$(83,691)	$9,596,547	$(184,414)

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment in accordance with its accounting policies, which can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has the intent and ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of June 30, 2005. Based on its evaluation, the Company recorded other-than-temporary charges of $30.8 million and $30.9 million for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, the Company recorded other-than-temporary charges of $0.3 million and $4.3 million, respectively.

Publicly Traded Equity Securities

The following table shows the fair value and unrealized gains (losses) on publicly traded equity securities (in thousands):

	Fair Value	Unrealized Gains (Losses)
June 30, 2005:
Federal National Mortgage Association	$188,572	$269
Federal Home Loan Mortgage Corporation	101,062	(874)
International Securities Exchange	41,578	40,626
Softbank Investment Corporation	36,287	29,790
E*TRADE Japan	9,086	(786)
E*TRADE Australia	6,988	5,601
Other	3,383	1,608

Total publicly traded equity securities	$386,956	$76,234

December 31, 2004:
Federal National Mortgage Association	$187,610	$(693)
Federal Home Loan Mortgage Corporation	87,009	1,107
Softbank Investment Corporation	78,608	66,257
Archipelago Holdings, Incorporated	11,280	5,612
E*TRADE Australia	8,156	6,769
Other	2,179	197

Total publicly traded equity securities	$374,842	$79,249

During the three and six months ended June 30, 2005, the Company recognized gains on sales of its publicly traded equity securities of $30.8 million and $46.0 million, respectively. These gains included $12.6 million and $27.8 million, for the three and six months ended June 30, 2005, respectively, on sales of Softbank Investment Corporation (“SBI”), reducing the Company’s ownership to 1.55%; sales of all of its holdings in Archipelago, recognizing gains of $9.8 million; and sales of all of its holdings in Ameritrade Holding Corporation, recognizing gains of $8.4 million.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (in thousands):

	Held-for- Investment	Held-for- Sale	Total Loans
June 30, 2005:
Real estate loans:
One- to four-family	$6,393,657	$98,641	$6,492,298
Home equity lines of credit and second mortgage	5,033,299	26	5,033,325
Other	1,603	80	1,683

Total real estate loans	11,428,559	98,747	11,527,306

Consumer and other loans:
Recreational vehicle (“RV”)	2,736,727	19,314	2,756,041
Marine	741,980	5,542	747,522
Automobile	380,233	—	380,233
Credit card	191,842	—	191,842
Commercial	29,673	—	29,673
Other	11,917	—	11,917

Total consumer and other loans	4,092,372	24,856	4,117,228

Total loans	15,520,931	123,603	15,644,534
Unamortized premiums, net	241,040	2,054	243,094
Less allowance for loan losses	(55,418)	—	(55,418)

Total loans, net	$15,706,553	$125,657	$15,832,210

December 31, 2004:
Real estate loans:
One- to four-family	$3,669,594	$244,593	$3,914,187
Home equity lines of credit and second mortgage	3,617,074	3,009	3,620,083
Other	1,666	86	1,752

Total real estate loans	7,288,334	247,688	7,536,022

Consumer and other loans:
Recreational vehicle (“RV”)	2,542,645	25,246	2,567,891
Marine	720,513	3,612	724,125
Automobile	583,354	35	583,389
Credit card	203,169	—	203,169
Commercial	3,012	—	3,012
Other	16,481	—	16,481

Total consumer and other loans	4,069,174	28,893	4,098,067

Total loans	11,357,508	276,581	11,634,089
Unamortized premiums, net	195,928	2,699	198,627
Less allowance for loan losses	(47,681)	—	(47,681)

Total loans, net	$11,505,755	$279,280	$11,785,035

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

In April 2005, the Company completed its acquisition of SV International, an institutional broker regulated in France, with a client base trading primarily in French and US equities. The Company paid initial consideration of $2.8 million in cash. Additional consideration will be contingent upon the target gross revenue for the two consecutive twelve-month periods commencing April 1, 2005. In connection with the acquisition, the Company recorded $1.8 million in goodwill and $1.6 million in intangible assets.

As discussed in Note 3, in May 2005, the Company closed its proprietary and hybrid proprietary trading businesses within E*TRADE Professional. As a result, the Company wrote off $2.4 million in intangible assets and reduced its goodwill by $1.1 million, which comprised a write-off of $0.3 million and a reduction in deferred taxes of $0.8 million.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Sweep deposit account	0.56%	0.40%	$6,443,558	$6,167,436	49.3%	50.1%
Money market accounts	2.39%	1.52%	3,493,337	3,340,245	26.8	27.2
Certificates of deposit	3.41%	3.40%	2,238,273	2,069,674	17.1	16.8
Brokered certificates of deposit	3.69%	2.51%	495,020	294,587	3.8	2.4
Passbook savings accounts	1.17%	1.18%	646	691	—	—
Checking accounts:
Interest-bearing	0.70%	0.66%	386,072	430,022	3.0	3.5
Non-interest-bearing	—%	—%	104	319	—	—

Total deposits	1.66%	1.27%	$13,057,010	$12,302,974	100.0%	100.0%

NOTE 9—OTHER BORROWINGS BY BANK SUBSIDIARY

The Company’s other borrowings by Bank subsidiary are shown below (in thousands):

	June 30, 2005	December 31, 2004
Federal Home Loan Bank advances	$3,829,453	$1,487,841
Subordinated debentures	255,419	255,300
Other	2,877	17,591

Total other borrowings by Bank subsidiary	$4,087,749	$1,760,732

NOTE 10—SHAREHOLDERS’ EQUITY

Stock Repurchases

During the three and six months ended June 30, 2005, the Company repurchased 1.5 million and 4.0 million shares of its common stock for an aggregate $16.4 million and $48.9 million, respectively. As of June 30, 2005, the Company had approximately $189.0 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Stock-Based Compensation

The Company accounts for its employee stock option plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations which requires compensation expense to be recognized for any intrinsic value in stock options at the grant date.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$101,567	$122,906	$193,561	$211,381
Add back: Stock-based employee compensation expense included in reported net income, net of tax	944	616	1,241	1,373
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,501)	(4,943)	(8,618)	(8,873)

Pro forma net income	$98,010	$118,579	$186,184	$203,881

Net income per share:
Basic—as reported	$0.28	$0.34	$0.53	$0.58

Basic—pro forma	$0.27	$0.32	$0.51	$0.56

Diluted—as reported	$0.27	$0.31	$0.51	$0.54

Diluted—pro forma	$0.26	$0.30	$0.49	$0.52

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

The Company’s calculations were made using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions applied to grants made in the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	34%	49%	35%	52%
Risk-free interest rate	4%	2%	4%	2%
Expected life of option following vesting (in months)	25	24	29	22

The valuations of the computed weighted-average fair values of all option grants under SFAS No. 123 were $3.79 and $4.29 for the three and six months ended June 30, 2005, respectively, and $4.75 and $5.66 for the three and six months ended June 30, 2004, respectively.

NOTE 11—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
2003 Restructuring Plan	$(96)	$41	$(3)	$(438)
2001 Restructuring Plan	152	(491)	392	(840)
Other exit activity	351	416	575	272

Total facility restructuring and other exit charges	$407	$(34)	$964	$(1,006)

In 2005, the Company updated its estimated costs associated with its 2003 and 2001 restructuring plans. Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheets.

2003 Restructuring Plan

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 restructuring reserve:
Facility restructuring and other exit charges recorded in 2003 & 2004	$57,468	$57,359	$114,827
Cash payments	(16,446)	(18,618)	(35,064)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2004	21,768	371	22,139

2005 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2005	(3)	—	(3)
Cash payments	(571)	(132)	(703)
Non-cash charges	—	29	29

Restructuring liabilities at June 30, 2005	$21,194	$268	$21,462

2001 Facility Restructuring Plan

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2004:
Adjustments and additional charges	21,404	2,072	3,499	26,975
Cash payments	(98,370)	(67)	(19,287)	(117,724)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2004	10,240	660	166	11,066
2005 activity on original 2001 restructuring reserve:

Adjustments and additional charges recorded in 2005	392	—	—	392
Cash payments	(1,957)	—	(2)	(1,959)
Non-cash charges	—	—	3	3

Restructuring liabilities at June 30, 2005	$8,675	$660	$167	$9,502

Other Exit Activity

For the three and six months ended June 30, 2005, other exit activity was primarily related to the following:

•	Liquidation of certain E*TRADE Money Market Funds. The liquidation costs primarily represent costs relating to customer notification, severance and reimbursement of losses taken on sales of securities;

•	Closure of a correspondent mortgage origination channel; and

•	Revisions to previous estimates for past exit activities

For the three and six months ended June 30, 2004, other exit activity was primarily related to the following:

•	Costs, net of recoveries, for the exit of the Company’s proprietary institutional research business; and

•	Costs associated with the Company’s transfer of its consumer automobile loan operations from Arlington, Virginia to Irvine, California

NOTE 12—INCOME PER SHARE

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
BASIC:
Numerator:
Income from continuing operations	$108,261	$102,820	$209,978	$192,499
Net income (loss) from discontinued operations	(6,694)	20,086	(16,417)	18,882

Net income	$101,567	$122,906	$193,561	$211,381

Denominator:
Basic weighted-average shares outstanding	365,180	365,072	365,643	364,939

Per Share:
Income per share from continuing operations	$0.30	$0.28	$0.57	$0.53
Net income (loss) per share from discontinued operations	(0.02)	0.06	(0.04)	0.05

Net income per share	$0.28	$0.34	$0.53	$0.58

DILUTED:
Numerator:
Income from continuing operations	$108,261	$102,820	$209,978	$192,499
Interest on convertible subordinated notes, net of tax	—	7,416	—	15,069

Income from continuing operations, as adjusted	108,261	110,236	209,978	207,568
Net income (loss) from discontinued operations	(6,694)	20,086	(16,417)	18,882

Net income, as adjusted	$101,567	$130,322	$193,561	$226,450

Denominator:
Basic weighted-average shares outstanding	365,180	365,072	365,643	364,939
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	8,548	9,276	9,251	10,825
Weighted-average warrants and contingent shares outstanding	2,617	2,486	2,617	2,418
Shares issuable for assumed conversion of convertible subordinated notes	—	39,879	—	42,659

Diluted weighted-average shares outstanding	376,345	416,713	377,511	420,841

Per Share:
Income per share from continuing operations	$0.29	$0.26	$0.55	$0.50
Net income (loss) per share from discontinued operations	(0.02)	0.05	(0.04)	0.04

Net income per share	$0.27	$0.31	$0.51	$0.54

Excluded from the calculation of diluted income per share for both three and six months ended June 30, 2005 are 7.8 million shares of common stock issuable under convertible subordinated notes as the effect of applying treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options excluded from computation of diluted income per share	12,277	11,875	11,899	10,586
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$12.21	$11.78	$12.76	$12.76

NOTE 13—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”), the Chicago Stock Exchange (“CHX”) and the NASD Inc. (“NASD”), which requires the maintenance of minimum net capital. E*TRADE Securities, E*TRADE Clearing and E*TRADE Professional Trading, LLC have elected to use the alternative method to compute net capital permitted by the Rule, which requires that they maintain minimum net capital equal to the greater of $250,000 or two percent of aggregate debit balances arising from customer transactions, as defined.

Under the alternative method, a broker-dealer may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar amount requirement.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	June 30, 2005
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Securities LLC	$250	$37,180	$36,930
E*TRADE Clearing LLC	51,020	316,343	265,323
E*TRADE Capital Markets—Execution Services, LLC	254	9,301	9,047
E*TRADE Capital Markets, LLC	1,401	40,158	38,757
E*TRADE Professional Trading, LLC	250	2,721	2,471
VERSUS Brokerage Service (U.S.) Inc.	100	727	627
E*TRADE Global Asset Management, Inc.	679	13,861	13,182
International broker-dealers	30,786	73,798	43,012

Totals	$84,740	$494,089	$409,349

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the following table, at June 30, 2005, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At June 30, 2005, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2005:
Total Capital to Risk-weighted assets	$1,726,947	>11.03%	>$	1,253,072	>8.0%	>$	1,566,340	>10.0%
Tier I Capital to Risk-weighted assets	$1,671,529	>10.67%	>$	626,536	>4.0%	>$	939,804	>6.0%
Tier I Capital to Adjusted total assets	$1,671,529	>5.93%	>$	1,127,893	>4.0%	>$	1,409,867	>5.0%

December 31, 2004:
Total Capital to Risk-weighted assets	$1,533,934	>11.09%	>$	1,106,778	>8.0%	>$	1,383,472	>10.0%
Tier I Capital to Risk-weighted assets	$1,486,422	>10.74%	>$	553,389	>4.0%	>$	830,083	>6.0%
Tier I Capital to Adjusted total assets	$1,486,422	>5.83%	>$	1,019,659	>4.0%	>$	1,274,574	>5.0%

NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

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

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	June 30, 2005
	Variable Rate	Fixed Rate	Total
Commitments to purchase loans:
Mortgage loans	$680,219	$647,827	$1,328,046
Other loans	—	9,634	9,634

Total commitments to purchase loans	$680,219	$657,461	$1,337,680

Commitments to originate loans:
Mortgage loans	$47,287	$306,179	$353,466
Other loans	—	454,370	454,370

Total commitments to originate loans	$47,287	$760,549	$807,836

Commitments to sell mortgage loans	$23,128	$124,678	$147,806

Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

At June 30, 2005, the Bank had commitments to purchase $2.7 billion and sell $2.7 billion in securities. In addition, the Bank had approximately $1.8 billion of certificates of deposit scheduled to mature in less than one year and $3.8 billion of unfunded commitments to extend credit.

Guarantees

The Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are as follows:

•	The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Bank, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require the Bank to repurchase the loan and return all loan purchase and servicing release premiums.

•	Should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, the loan purchase and servicing release premiums shall be fully refunded.

•	Should any eligible mortgage loan delivered to an investor pay off between the receipt of the first payment and a contractually designated period of time (typically 60—120 days from the date of purchase), the servicing release premium shall be fully refunded.

Management has determined that the maximum potential liability under these guarantees is $35.6 million and $38.1 million based on all available information at June 30, 2005 and December 31, 2004, respectively. The current carrying amount of the liability recorded at June 30, 2005 is $1.0 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

ETB Holdings, Inc. (“ETBH”) raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances are invested in

ETBH’s Floating Rate Junior Subordinated Debentures. No trusts were formed or debentures issued during the six months ended June 30, 2005.

During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2005, management estimated that the maximum potential liability under this arrangement is equal to approximately $268 million or the total face value of these securities plus dividends, that may be unpaid at the termination of the trust arrangement.

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2005:
Pay fixed-interest rate swaps:
Mortgage-backed securities	$1,485,500	$125	$(11,336)	$(11,211)	4.31%	3.35%	—%	4.97
Certificates of deposit	350,000	—	(4,156)	(4,156)	3.14%	3.48%	—%	2.34
Investment securities	160,885	437	(6,991)	(6,554)	4.63%	3.16%	—%	8.33
Brokered certificates of deposit	133,865	116	(945)	(829)	3.27%	5.22%	—%	13.02
Federal Home Loan Bank advances	100,000	—	(1,547)	(1,547)	3.22%	3.64%	—%	4.30
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	250,000	255	—	255	4.13%	N/A	—%	5.02
Purchased interest rate options (2):
Floors	1,410,000	6,238	—	6,238	N/A	N/A	3.53%	4.04
Caps	1,240,000	23,506	—	23,506	N/A	N/A	4.76%	4.49
Forward-starting swaps	2,531,000	43,582	—	43,582	N/A	N/A	4.84%	12.22

Total fair value hedges	$7,661,250	$74,259	$(24,975)	$49,284	4.05%	3.49%	4.47%	7.20

December 31, 2004:
Pay fixed-interest rate swaps:
Mortgage-backed securities	$1,045,000	$3,157	$(5,099)	$(1,942)	4.42%	2.23%	—%	6.06
Investment securities	160,885	—	(3,747)	(3,747)	4.63%	2.09%	—%	8.83
Receive fixed-interest rate swaps:
Certificates of deposit	315,000	—	(1,901)	(1,901)	2.26%	3.39%	—%	2.90
Federal Home Loan Bank advances	100,000	—	(1,159)	(1,159)	2.40%	3.64%	—%	4.80
Brokered certificates of deposit	10,000	—	(160)	(160)	2.50%	5.00%	—%	10.01
Senior Notes (1)	50,000	452	—	452	5.98%	8.00%	—%	6.46
Purchased interest rate forward-starting swaps:
Brokered certificates of deposit	20,000	12	(60)	(48)	5.25%	N/A	—%	12.55
Mortgage-backed securities	209,000	978	—	978	3.60%	N/A	—%	3.43
Purchased interest rate options (2):
Caps	485,000	7,221	—	7,221	N/A	N/A	6.09%	5.01
Floors	100,000	352	—	352	N/A	N/A	4.25%	2.75
Forward-starting swaps	335,000	9,065	—	9,065	N/A	N/A	5.98%	13.30

Total fair value hedges	$2,829,885	$21,237	$(12,126)	$9,111	3.93%	2.71%	5.85%	6.25

(1)	Interest rate swap agreement on the Company’s $400.0 million Senior Notes was none and $50.0 million at June 30, 2005 and December 31, 2004, respectively. Fair value of the Senior Notes of $400.3 million and $400.5 million at June 30, 2005 and December 31, 2004, respectively, are shown in the consolidated balance sheets.

(2)	Purchased interest rate options were used to hedge the Bank’s mortgage-backed securities.

De-designated Fair Value Hedges

During the three and six months ended June 30, 2005, certain fair value hedges were de-designated and, therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-designation is amortized to interest expense over the original forecasted period of the underlying transactions being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans and securities, net in the consolidated statements of operations.

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

Changes in the fair value of derivatives that hedge cash flows associated with time deposits, repurchase agreements, advances from the FHLB, dollar rolls and other borrowings and investment securities are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The amounts in AOCI are then included in interest expense as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $9.5 million of net unrealized losses that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a two-to-sixteen year period.

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

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2005:
Pay fixed-interest rate swaps:
Repurchase agreements	$1,025,000	$—	$(53,515)	$(53,515)	4.98%	3.26%	—%	11.90
Federal Home Loan Bank advances	150,000	—	(7,092)	(7,092)	4.94%	3.27%	—%	9.89
Purchased interest rate:
Forward-starting swaps	1,475,000	—	(45,111)	(45,111)	4.74%	N/A	—%	11.16
Options—Caps(1)	4,675,000	105,339	—	105,339	N/A	N/A	4.20%	4.88
Options—Floor(1)	1,900,000	6,525	—	6,525	N/A	N/A	5.50%	4.04

Total cash flow hedges	$9,225,000	$111,864	$(105,718)	$6,146	4.85%	3.26%	4.58%	6.57

December 31, 2004:
Pay fixed-interest rate swaps:
Repurchase agreements	$1,675,000	$—	$(33,121)	$(33,121)	4.91%	2.28%	—%	11.12
Federal Home Loan Bank advances	425,000	—	(6,093)	(6,093)	4.68%	2.13%	—%	9.25
Purchased interest rate:
Forward-starting swaps	595,000	—	(868)	(868)	4.74%	N/A	—%	11.16
Options—caps(1)	2,775,000	94,340	—	94,340	N/A	N/A	4.43%	6.13

Total cash flow hedges	$5,470,000	$94,340	$(40,082)	$54,258	4.84%	2.25%	4.43%	8.45

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements, Federal Home Loan Bank advances and home equity lines of credit.

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

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Impact on AOCI (net of taxes):
Beginning balance	$(69,515)	$(174,944)	$(118,018)	$(123,754)
Gains (losses) on cash flow hedges related to derivatives, net	(133,599)	133,105	(99,603)	66,669
Reclassifications to earnings, net	12,334	14,122	26,841	29,368

Ending balance	$(190,780)	$(27,717)	$(190,780)	$(27,717)

Derivatives terminated during the quarter:
Notional	$4,800,000	$200,000	$7,645,000	$1,483,500
Fair value of net gains (losses) recognized in AOCI	$(51,649)	$2,433	$(75,165)	$(27,482)

Amortization of terminated interest rate swap included in interest expense	$(20,122)	$(25,530)	$(43,419)	$(52,479)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 1 day to 15 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At June 30,
	2005	2004
AOCI balance (net of taxes) related to:
Open cash flow hedges	$(96,340)	$50,446
Discontinued cash flow hedges	(94,440)	(78,163)

Total cash flow hedges	$(190,780)	$(27,717)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in fair value adjustments of financial derivatives in the consolidated statements of operations. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Fair value hedges	$(1,912)	$(16)	$(2,621)	$(2,224)
Cash flow hedges	164	2,411	(15)	4,345

Total fair value adjustments of financial derivatives	$(1,748)	$2,395	$(2,636)	$2,121

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $1.7 million liability and a $1.5 million asset at June 30, 2005 and December 31, 2004, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statements of operations.

The net change in IRLCs, closed loans and the related hedging instruments generated a net loss of $0.6 million and a net gain of $0.5 million for the three and six months ended June 30, 2005 and a net gain of $2.2 million and $3.4 million for the corresponding periods in 2004.

NOTE 16—SEGMENT INFORMATION

In January 2005, the Company revised its financial reporting to reflect the manner in which its chief operating decision maker has begun assessing the Company’s performance and makes resource allocation decisions. As a result, the Company now reports its operating results in two segments, retail and institutional, rather than its former brokerage and banking segments.

Retail includes:

•	investing, trading, banking and lending products and services to individuals; and

•	stock plan administration products and services activity

Institutional includes:

•	balance sheet management, including generation of institutional net interest spread, gain on sales of loans and securities, net and management income;

•	market-making; and

•	global execution and settlement services

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

	Three Months Ended June 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$74,428	$27,623	$—	$102,051
Principal transactions	—	21,753	—	21,753
Gain on sales of loans and securities, net	17,834	(578)	—	17,256
Service charges and fees	30,253	4,278	—	34,531
Other revenues	27,136	1,418	(7,969)	20,585

	149,651	54,494	(7,969)	196,176

Interest income	153,697	330,965	(96,855)	387,807
Interest expense	(55,174)	(221,321)	96,855	(179,640)

Net interest income	98,523	109,644	—	208,167
Provision for loan losses	—	(12,997)	—	(12,997)

Net interest income after provision for loan losses	98,523	96,647		195,170

Total revenues	248,174	151,141	(7,969)	391,346

Expense excluding interest:
Compensation and benefits	55,890	30,027	—	85,917
Occupancy and equipment	14,723	3,064	—	17,787
Communications	17,197	2,620	—	19,817
Professional services	12,372	3,829	—	16,201
Commissions, clearance and floor brokerage	11,287	24,983	(1,926)	34,344
Advertising and market development	24,294	2,188	—	26,482
Servicing and other banking expenses	1,600	15,942	(6,043)	11,499
Fair value adjustments of financial derivatives	—	1,748	—	1,748
Depreciation and amortization	14,526	3,720	—	18,246
Amortization of other intangibles	2,383	2,266	—	4,649
Facility restructuring and other exit charges	435	(28)	—	407
Other	5,407	9,442	—	14,849

Total expenses excluding interest	160,114	99,801	(7,969)	251,946

Segment income	$88,060	$51,340	$—	$139,400

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Three Months Ended June 30, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$79,156	$26,163	$—	$105,319
Principal transactions	—	33,947	—	33,947
Gain on sales of loans and securities, net	31,508	14,714	—	46,222
Service charges and fees	22,971	3,721	—	26,692
Other revenues	27,382	3,832	(8,313)	22,901

	161,017	82,377	(8,313)	235,081

Interest income	119,605	226,937	(72,616)	273,926
Interest expense	(40,535)	(152,119)	72,616	(120,038)

Net interest income	79,070	74,818	—	153,888
Provision for loan losses	—	(7,501)	—	(7,501)

Net interest income after provision for loan losses	79,070	67,317	—	146,387

Total revenues	240,087	149,694	(8,313)	381,468

Expense excluding interest:
Compensation and benefits	60,542	31,153	—	91,695
Occupancy and equipment	14,846	2,944	—	17,790
Communications	15,483	1,911	—	17,394
Professional services	9,277	5,712	—	14,989
Commissions, clearance and floor brokerage	16,691	25,973	(3,265)	39,399
Advertising and market development	12,421	1,279	—	13,700
Servicing and other banking expenses	1,773	11,989	(5,048)	8,714
Fair value adjustments of financial derivatives	—	(2,395)	—	(2,395)
Depreciation and amortization	16,797	3,032	—	19,829
Amortization of other intangibles	3,493	1,585	—	5,078
Facility restructuring and other exit charges	128	(162)	—	(34)
Other	10,772	9,745	—	50,517

Total expenses excluding interest	162,223	92,766	(8,313)	246,676

Segment income	$77,864	$56,928	$—	$134,792

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Six Months Ended June 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$159,398	$56,829	$—	$216,227
Principal transactions	—	51,593	161	51,754
Gain on sales of loans and securities, net	34,212	28,059	—	62,271
Service charges and fees	59,907	7,996	—	67,903
Other revenues	55,366	5,511	(16,080)	44,797

	308,883	149,988	(15,919)	442,952

Interest income	288,856	621,242	(185,708)	724,390
Interest expense	(98,358)	(415,619)	185,546	(328,431)

Net interest income	190,498	205,623	(162)	395,959
Provision for loan losses	—	(25,037)	—	(25,037)

Net interest income after provision for loan losses	190,498	180,586	(162)	370,922

Total revenues	499,381	330,574	(16,081)	813,874

Expense excluding interest:
Compensation and benefits	115,272	64,351	—	179,623
Occupancy and equipment	29,078	6,993	—	36,071
Communications	32,000	5,245	—	37,245
Professional services	26,522	9,086	—	35,608
Commissions, clearance and floor brokerage	22,044	52,500	(4,386)	70,158
Advertising and market development	47,486	5,583	—	53,069
Servicing and other banking expenses	3,072	30,301	(11,695)	21,678
Fair value adjustments of financial derivatives	—	2,636	—	2,636
Depreciation and amortization	29,652	5,920	—	35,572
Amortization of other intangibles	5,258	4,636	—	9,894
Facility restructuring and other exit charges	100	864	—	964
Other	20,395	20,182	—	40,577

Total expenses excluding interest	330,879	208,297	(16,081)	523,095

Segment income	$168,502	$122,277	$—	$290,779

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Six Months Ended June 30, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$191,386	$56,646	$—	$248,032
Principal transactions	—	67,026	—	67,026
Gain on sales of loans and securities, net	56,582	22,081	—	78,663
Service charges and fees	44,904	6,688	—	51,592
Other revenues	55,980	8,332	(16,856)	47,456

	348,852	160,773	(16,856)	492,769

Interest income	240,480	437,641	(148,561)	529,560
Interest expense	(85,395)	(303,930)	148,561	(240,764)

Net interest income	155,085	133,711	—	288,796
Provision for loan losses	—	(16,556)	—	(16,556)

Net interest income after provision for loan losses	155,085	117,155	—	272,240

Total revenues	503,937	277,928	(16,856)	765,009

Expense excluding interest:
Compensation and benefits	117,760	66,565	—	184,325
Occupancy and equipment	30,023	5,944	—	35,967
Communications	31,566	4,247	—	35,813
Professional services	17,963	10,846	—	28,809
Commissions, clearance and floor brokerage	33,443	54,495	(6,896)	81,042
Advertising and market development	33,271	3,249	—	36,520
Servicing and other banking expenses	3,816	23,156	(9,960)	17,012
Fair value adjustments of financial derivatives	—	(2,121)	—	(2,121)
Depreciation and amortization	32,723	6,710	—	39,433
Amortization of other intangibles	7,691	2,911	—	10,602
Facility restructuring and other exit charges	(700)	(306)	—	(1,006)
Other	22,219	22,362	—	44,581

Total expenses excluding interest	329,775	198,058	(16,856)	510,977

Segment income	$174,162	$79,870	$—	$254,032

Segment Assets:
As of June 30, 2005	$6,321,207	$28,620,104	$—	$34,941,311
As of December 31, 2004	$5,294,487	$25,738,096	$—	$31,032,583

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

No single customer accounted for more than 10% of total revenues in the three and six months ended June 30, 2005 or 2004.

NOTE 17—SUBSEQUENT EVENT

In August 2005, the Company entered into an agreement to purchase a registered investment advisory firm with approximately $1.0 billion in assets under management, which provides asset management services and general wealth advice to individuals. The purchase price is expected to be up to approximately $50.0 million and is expected to close late 2005.

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

OVERVIEW

The three months ended June 30, 2005 were marked by a declining trading environment and volatile interest rates. Despite these conditions, the breadth of our product offerings enabled us to generate strong second quarter net income from continuing operations of $108.3 million, up 5% from the same period in 2004. We are pleased with the Company’s performance and our ability to provide strong results through this difficult market environment.

In January 2005, we revised our reporting structure along our retail and institutional customer segments, and our results reflect the second full quarter of performance under this new organizational structure. We continue to focus on linking our retail and institutional segments through our core retail customer relationships, which we believe allows us to generate greater value across investing, trading, banking and borrowing relationships than we could by operating standalone businesses in these areas. As a result, our product offerings are designed to reward customers with respect to price, service and functionality as they broaden and deepen their engagement with the Company.

For the three months ended June 30, 2005, we saw growth in our retail segment and benefited from an increase in non commission-related revenues. Retail segment income for the three months ended June 30, 2005 increased 13% over the year ago period despite a 6% decline in commission revenues. Retail commissions represented just 19% of total net revenues in the quarter, down from 21% a year ago. As we continue to increase customer engagement across a broader set of products, we are seeing growth in client assets, including cash, as well as broader lending relationships, which are drivers of growth in net interest income. As a result of these trends, consolidated net interest income for the three months ended June 30, 2005 grew 35% from the same period in 2004. We believe that this integration and improvements in our ability to more effectively utilize customer cash and borrowing relationships have directly led to the increases in total net revenues that we have experienced both on a year-over-year and for the three months ended June 30, 2005, with 81% from sources other than retail commissions.

As we focus on efficiency and execute on our strategy, we continuously evaluate all of our businesses to assess their ability to leverage our core retail customer relationships. To that end, we made the strategic decision to exit two businesses this past quarter. These businesses include our proprietary and hybrid trading businesses within E*TRADE Professional, as well as our RV and marine loan origination and servicing businesses.

Other important trends in our business include:

Trading: We modified our pricing a quarter ago by creating a segmented pricing structure that rewards customers for either trading or bringing in assets. We have recently enhanced service by increasing the number of relationship managers and adding service specialists to each of our branches.

Investing and Banking: During the three months ended June 30, 2005, we increased total retail client assets 10% over the same period a year ago, with total customer cash up $800 million. Growth in customer cash, and more specifically in the Sweep Deposit Account (“SDA”), continues to benefit our Bank balance sheet by reducing the overall price sensitivity of our liabilities. As SDA cash grows and becomes a larger portion of our overall liability mix, it helps us to widen interest rate spread. Also as a result, we have seen strong growth in cash balances as we have begun to focus more intently on the value of cash in our model over the past year.

Lending: Our average margin debt increased 3% for the three months ended June 30, 2005, from the comparable period in 2004 to nearly $2.2 billion. In addition to margin debt, we believe growth in Home Equity Lines of Credit (“HELOC”s), mortgage whole loans and credit card balances represent a significant opportunity to further leverage the Bank balance sheet through our retail relationships.

RESULTS OF OPERATIONS

Consolidated Results

During the three months ended June 30, 2005, net income from continuing operations was $108.3 million compared to $102.8 million for the three months ended June 30, 2004. During the six months ended June 30, 2005, net income from continuing operations was $210.0 million compared to $192.5 million for the six months ended June 30, 2004. The increases in net income from continuing operations from 2004 to 2005 were driven by the following:

•	Increase in net revenues of $9.9 million or 3%, see Revenues;

•	Increase in expenses of $5.3 million or 2%, see Expenses Excluding Interest; and

•	Increase in other income of $5.9 million or 35%, see Other Income

The following sections describe the changes in key operating factors, and other changes and events that have affected the Company’s consolidated net revenues, expenses excluding interest and other income.

Revenues

As shown in the following table, net revenues increased 3% to $391.3 million for the three months ended June 30, 2005 and 6% to $813.9 million for the six months ended June 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended June 30,		Variance	Percentage Change	Six Months Ended June 30,		Variance	Percentage Change
	2005	2004			2005	2004
Revenues:
Commissions	$102,051	$105,319	$(3,268)	(3)%	$216,227	$248,032	$(31,805)	(13)%
Principal transactions	21,753	33,947	(12,194)	(36)%	51,754	67,026	(15,272)	(23)%
Gain on sales of loans and securities, net	17,256	46,222	(28,966)	(63)%	62,271	78,663	(16,392)	(21)%
Service charges and fees	34,531	26,692	7,839	29%	67,903	51,592	16,311	32%
Other revenues	20,585	22,901	(2,316)	(10)%	44,797	47,456	(2,659)	(6)%
Interest income	387,807	273,926	113,881	42%	724,390	529,560	194,830	37%
Interest expense	(179,640)	(120,038)	(59,602)	(50)%	(328,431)	(240,764)	(87,667)	36%

Net interest income	208,167	153,888	54,279	35%	395,959	288,796	107,163	37%
Provision for loan losses	(12,997)	(7,501)	(5,496)	73%	(25,037)	(16,556)	(8,481)	51%

Net interest income after provision for loan losses	195,170	146,387	48,783	33%	370,922	272,240	98,682	36%
Total net revenues	$391,346	$381,468	$9,878	3%	$813,874	$765,009	$48,865	6%

An overview of the key revenue drivers that we use to measure and explain the results of our operations are presented in the following table:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2005	2004		2005	2004
Daily Average Revenue Trades (“DART”s)	115,294	127,433	(10)%	124,798	142,234	(12)%
Average commission per revenue trade	$10.09	$10.02	1%	$10.22	$10.85	(6)%
Average margin balances (in millions)	$2,196	$2,131	3%	$2,218	$2,056	8%
Average Bank net interest spread (basis points)	222	205	8%	221	195	13%
Average interest-earning banking assets (in millions)	$27,325	$21,574	27%	$26,308	$20,710	27%

Commission revenues decreased 3% to $102.1 million for the three months ended June 30, 2005 and 13% to $216.2 million for the six months ended June 30, 2005 from the comparable periods in 2004. The combination of a lower average commission per revenue trade and lower volumes led to the decline in total commissions. We earn commissions when retail and institutional customers execute trades. The primary factors that affect our commissions are DARTs and average commission per revenue trade. The average commission per revenue trade is impacted by the mix between and within our domestic, international and professional businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per revenue trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per revenue trade. The Company also provides institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Principal transactions decreased 36% to $21.8 million for the three months ended June 30, 2005 and 23% to $51.8 million for the six months ended June 30, 2005 from the comparable periods in 2004. Principal transactions decreased due to lower market-making volumes and lower market volatility. Principal transactions primarily include revenues from market-making. As such, our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

As shown in the following table, gain on sales of loans and securities, net decreased 63% to $17.3 million for the three months ended June 30, 2005 and 21% to $62.3 million for the six months ended June 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2005	2004	$ Amount	%	2005	2004	$ Amount	%
Gain on sales of originated loans:
Mortgage loans	$5,976	$21,136	$(15,160)	(72)%	$16,653	$43,496	$(26,843)	(62)%
Consumer loans(1)	6,392	10,179	(3,787)	(37)%	15,683	6,197	9,486	*

Gain on sales of originated loans	12,368	31,315	(18,947)	(61)%	32,336	49,693	(17,357)	(35)%

Gain (loss) on sales of loans held-for-sale, net:
Gain (loss) on sales of loans held-for-sale	(833)	(2,994)	2,161	72%	(444)	3,549	(3,993)	*
Gain (loss) on hedges	163	3,973	(3,810)	(96)%	(250)	(3,573)	3,323	93%
Loss on loan prepayments	(47)	(290)	243	84%	(205)	(985)	780	79%

Gain (loss) on sales of loans held-for-sale, net	(717)	689	(1,406)	*	(899)	(1,009)	110	11%

Gain on sales of securities, net:
Gain on sales of securities	37,354	14,483	22,871	*	62,715	34,258	28,457	83%
Impairment	(30,818)	(265)	(30,553)	*	(30,950)	(4,279)	(26,671)	*
Loss on hedges	(931)	—	(931)	*	(931)	—	(931)	*

Gain on sales of securities, net	5,605	14,218	(8,613)	(61)%	30,834	29,979	855	3%

Total gain on sales of loans and securities, net	$17,256	$46,222	$(28,966)	(63)%	$62,271	$78,663	$(16,392)	(21)%

*	Percentage not meaningful.
(1)	Consumer loans originated by our retail segment and sold to our institutional segment were sold at an arm’s length transfer price. The gains/losses associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net for the three and six months ended June 30, 2005 was primarily due to the following reasons:

•	Decline of $18.9 million and $17.4 million, respectively, in gain on sales of originated loans. The declines in gain on sales of originated loans for both periods were mainly due to higher interest rates, which resulted in lower volumes of originated mortgage and consumer loans.

•	Decline of $8.6 million in gain on sales of securities for the three months ended June 30, 2005. The decline in the gain on sales of securities, net for the three months ended June 30, 2005 was primarily attributable to the recognition of other-than-temporary impairments of $30.8 million on the value of certain interest-only securities compared to a $0.3 million other-than-temporary impairment on an asset-backed security for the same period in 2004. These impairments were the result of a decline in interest rates at June 30, 2005, reducing the value of our interest-only securities. These impairments were partially offset by increases of $22.9 million from the net gains in sales of investment and mortgage-backed securities. For the six months ended June 30, 2005, the Company recognized an other-than-temporary impairment of $31.0 million on the value of certain interest-only securities and an asset-backed security compared to an other-than temporary impairment of $4.3 million for the same period in 2004. The increase in impairments for the six-month period was offset by the net increase in the gain on sales of investment and mortgage backed securities of $28.5 million from the comparable period in the prior year.

Service charges and fees increased 29% to $34.5 million for the three months ended June 30, 2005 and 32% to $67.9 million for the six months ended June 30, 2005 from the comparable periods in 2004. These increases are primarily due to increases in account service fees of $5.7 million and $13.7 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. The increase in account service fees is due to an increase in account service fees charged from $25 to $40 per quarter, beginning the first quarter of 2005, for customers who did not meet, among others, certain balance and/or activity levels. Service charges and fees represent account service fees, servicing fee income and other customer service fees.

Other revenues decreased 10% to $20.6 million for the three months ended June 30, 2005 and 6% to $44.8 million for the six months ended June 30, 2005 from the comparable periods in 2004. Other revenues decreased primarily due to the closure of certain of our proprietary funds. Other revenues represent foreign exchange margin revenues, stock plan administration products revenues and other revenues ancillary to our retail customer transactions.

The following tables present average balance, income and expense data, related interest yields and rates, and Bank net interest spread for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30, 2005			Three Months ended June 30, 2004
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$14,289,236	$183,999	5.15%	$9,323,548	$111,862	4.80%
Mortgage-backed and related available-for-sale securities	9,449,551	98,855	4.18%	8,282,552	83,728	4.04%
Available-for-sale investment securities	3,168,220	40,953	5.17%	2,981,826	27,973	3.75%
Trading securities	215,438	2,328	4.32%	771,775	6,131	3.18%
Other	202,188	2,104	4.17%	214,603	1,899	3.56%

Total interest-earning banking assets(2)	27,324,633	$328,239	4.81%	21,574,304	$231,593	4.29%

Non-interest-earning banking assets	365,151			571,327

Total banking assets	$27,689,784			$22,145,631

Interest-bearing banking liabilities:
Retail deposits	$12,248,939	$49,629	1.63%	$11,512,007	$42,928	1.50%
Brokered callable certificates of deposit	456,724	3,782	3.32%	359,265	2,287	2.56%
Repurchase agreements and other borrowings	10,409,125	87,507	3.33%	7,906,398	60,222	3.01%
FHLB advances	3,001,297	27,500	3.62%	967,297	10,467	4.28%

Total interest-bearing banking liabilities	26,116,085	$168,418	2.59%	20,744,967	$115,904	2.24%

Non-interest-bearing banking liabilities	314,882			346,829

Total banking liabilities	26,430,967			21,091,796

Total banking shareholder’s equity	1,258,817			1,053,835

Total banking liabilities and shareholder’s equity	$27,689,784			$22,145,631

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,208,548	$159,821		$829,337	$115,689

Bank net interest:
Spread			2.22%			2.05%

Margin (net yield on interest-earning banking assets)			2.34%			2.14%

Average interest-earning banking assets to interest-bearing banking liabilities			104.63%			104.00%

Return on average(3) (4):
Total banking assets			0.90%			1.12%

Total banking shareholder’s equity			19.86%			23.48%

Average equity to average total banking assets			4.55%			4.76%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $2.7 million and $1.4 million for the three months ended June 30, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results.

	Six Months Ended June 30, 2005			Six Months ended June 30, 2004
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$13,243,046	$337,187	5.09%	$9,128,190	$221,831	4.86%
Mortgage-backed and related available-for-sale securities	9,180,921	187,829	4.09%	7,790,254	155,759	4.00%
Available-for-sale investment securities	3,339,563	83,288	4.99%	2,778,623	53,152	3.83%
Trading securities	370,181	6,839	3.70%	795,142	12,618	3.17%
Other	174,248	3,315	3.84%	218,172	3,703	3.41%

Total interest-earning banking assets(2)	26,307,959	$618,458	4.70%	20,710,381	$447,063	4.32%

Non-interest-earning banking assets	436,854			509,294

Total banking assets	$26,744,813			$21,219,675

Interest-bearing banking liabilities:
Retail deposits	$12,058,373	$89,860	1.50%	$11,765,419	$91,803	1.57%
Brokered callable certificates of deposit	373,144	6,003	3.24%	365,650	4,615	2.54%
Repurchase agreements and other borrowings	10,242,035	169,972	3.30%	6,792,789	116,226	3.38%
FHLB advances	2,484,343	45,444	3.64%	943,648	20,866	4.37%

Total interest-bearing banking liabilities	25,157,895	$311,279	2.49%	19,867,506	$233,510	2.37%

Non-interest-bearing banking liabilities	343,794			311,632

Total banking liabilities	25,501,689			20,179,138

Total banking shareholder’s equity	1,243,124			1,040,537

Total banking liabilities and shareholder’s equity	$26,744,813			$21,219,675

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,150,064	$307,179		$842,875	$213,553

Bank net interest:
Spread			2.21%			1.95%

Margin (net yield on interest-earning banking assets)			2.34%			2.06%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.57%			104.24%

Return on average(3) (4):
Total banking assets			1.01%			0.90%

Total banking shareholder’s equity			21.64%			18.25%

Average equity to average total banking assets			4.65%			4.90%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $5.3 million and $2.5 million for the six months ended June 30, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results.

Net interest income increased 35% to $208.2 million for the three months ended June 30, 2005 and 37% to $396.0 million for the six months ended June 30, 2005 from the comparable periods in 2004. The increase in net interest income is primarily due to an increase in interest-earning banking assets and an increase in Bank net interest spread. Net interest income represents interest earned on interest-earning banking assets (primarily loans receivable and mortgage-backed securities), margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts, net of interest paid on interest-bearing banking liabilities (primarily customer deposits, advances from the FHLB and other borrowings), paid to customers on certain credit balances and to banks and other broker-dealers through our brokerage subsidiary’s stock loan program. Net interest spread is the difference between the weighted-average yields earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities.

Average interest-earning banking assets increased 27% to $27.3 million for the three months ended June 30, 2005 and to $26.3 million for the six months ended June 30, 2005 from the comparable periods in 2004. Bank net interest spread increased to 222 and 221 basis points for the three and six months ended June 30, 2005 from 205 and 195 basis points for the comparable periods in 2004. The increase in average interest-earning banking assets is mainly driven by increases in loans receivable. The increase in Bank net interest spread for the three months ended June 30, 2005 primarily reflects an increase of 52 basis points, in the average annualized yield on interest-earning banking assets, with only an increase of 35 basis points in the average annualized cost of interest-bearing banking liabilities from the comparable period in 2004. Higher yields on interest-earning banking assets were driven primarily by higher yields on higher loans receivable and available-for-sale investment securities balances, while the cost of interest-bearing banking liabilities increased due to growth in low cost retail deposits, including SDA. For the six months ended June 30, 2005, we also saw these same trends in our average annual yield and cost, also resulting in higher Bank net interest spread.

Provision for loan losses increased 73% to $13.0 million for the three months ended June 30, 2005 and 51% to $25.0 million for the six months ended June 30, 2005 from the comparable periods in 2004. The provision for loan losses reflects the Company’s estimate of loan losses that occurred in the current period and adjustments to prior period estimates. We adjust this provision to reflect changes in the size, composition and seasoning of the loans that the Bank holds. A seasoned loan is a loan that has been in existence long enough for the borrower to demonstrate a history of good payments. The increase in the Company’s provision for loan losses primarily reflects the provision related to HELOC and other real estate portfolios that were acquired during the quarters, and to a lesser extent, a higher provision on our RV portfolios.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$51,884	$39,751	$47,681	$37,847
Provision for loan losses	12,997	7,501	25,037	16,556
Charge-offs	(14,459)	(11,153)	(27,310)	(24,014)
Recoveries	4,996	4,839	10,010	10,549

Allowance for loan losses, end of period	$55,418	$40,938	$55,418	$40,938

The allowance for loan losses is management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including past loan loss experience, the current credit profile of borrowers, adverse situations that have occurred that may affect the borrower’s ability to repay, the estimated value of underlying collateral, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. Our internal policy requires that the allowance for loan losses should be at least equal to twelve months of projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of allowance to its various loan product categories based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer (1)		Real Estate and Home Equity (2)		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- Investment	Allowance	Allowances as % of total loans held- for-investment
June 30, 2005	$29,826	0.72%	$25,592	0.22%	$55,418	0.35%
March 31, 2005	$29,732	0.70%	$22,152	0.25%	$51,844	0.40%
December 31, 2004	$29,686	0.72%	$17,995	0.24%	$47,681	0.41%

(1)	Primarily RV, marine, automobile and credit card loans.
(2)	Primarily one-to-four family mortgage and home equity lines of credit.

Our total nonperforming assets, net increased primarily due to an increase in real estate loans, primarily driven by increases in home equity lines of credit. During the six months ended June 30, 2005, we recognized $1.0 million of interest on loans that were in nonperforming status at June 30, 2005. If our nonperforming loans at June 30, 2005 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $0.8 million during the three months ended June 30, 2005. The following table presents information about our nonperforming assets (in thousands):

	June 30, 2005	December 31, 2004
Real estate loans	$17,451	$13,784
Consumer and other loans	5,702	6,171

Total nonperforming loans, net	23,153	19,955
REO and other repossessed assets, net	3,078	5,367

Total nonperforming assets, net	$26,231	$25,322

Total nonperforming assets, net, as a percentage of total bank assets	0.08%	0.10%

Total allowance for loan losses as a percentage of total nonperforming loans, net	239.36%	238.94%

Expenses Excluding Interest

As shown in the following table, expenses excluding interest increased 2% to $251.9 million for the three months ended June 30, 2005 and 2% to $523.1 million for the six months ended June 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended June 30,		Variance	Percentage Change	Six Months Ended June 30,		Variance	Percentage Change
	2005	2004			2005	2004
Expenses excluding interest:
Compensation and benefits	$85,917	$91,695	$(5,778)	(6)%	$179,623	$184,325	$(4,702)	(3)%
Occupancy and equipment	17,787	17,790	(3)	—%	36,071	35,967	104	—%
Communications	19,817	17,394	2,423	14%	37,245	35,813	1,432	4%
Professional services	16,201	14,989	1,212	8%	35,608	28,809	6,799	24%
Commissions, clearance and floor brokerage	34,344	39,399	(5,055)	(13)%	70,158	81,042	(10,884)	(13)%
Advertising and marketing development	26,482	13,700	12,782	93%	53,069	36,520	16,549	45%
Servicing and other banking expenses	11,499	8,714	2,785	32%	21,678	17,012	4,666	27%
Fair value adjustments of financial derivatives	1,748	(2,395)	4,143	*	2,636	(2,121)	4,757	*
Depreciation and amortization	18,246	19,829	(1,583)	(8)%	35,572	39,433	(3,861)	(10)%
Amortization of other intangibles	4,649	5,078	(429)	(8)%	9,894	10,602	(708)	(7)%
Facility restructuring and other exit charges	407	(34)	441	*	964	(1,006)	1,970	*
Other	14,849	20,517	(5,668)	(28)%	40,577	44,581	(4,004)	(9)%

Total expenses excluding interest	$251,946	$246,676	$5,270	2%	$523,095	$510,977	$12,118	2%

*	Percentage not meaningful

Decreases in compensation and benefits are primarily due to lower volume-related compensation associated with our institutional and market-making businesses. Increases in communications are primarily due to increased costs associated with our launch of E*TRADE Complete in 2005. Increases in professional services are due to additional professional services related to IT system implementations. Decreases in commissions, clearing and floor brokerage are primarily due to decreased clearing costs as we transitioned more clearing to E*TRADE Clearing from an outside provider. In addition, lower overall trading volumes resulted in lower variable commissions, clearance and floor brokerage costs for the three and six months ended June 30, 2005. Increases in advertising and marketing development are due to increased advertising spend associated with our launch of E*TRADE Complete in 2005. Increases in servicing and other banking expenses are due primarily to higher servicing expense related to an increase in mortgage loans serviced. Decreases in other expenses are primarily due to an elimination of a liability associated with a reacquired licensing agreement in Asia, slightly offset by higher bad debt and travel and entertainment expense.

Other Income

Other income was $22.9 million and $31.5 million for the three and six months ended June 30, 2005 as compared to $17.0 million and $38.1 million for the comparable periods in 2004. The increase for the three months ended June 30, 2005 is primarily related to a $4.4 million loss on early extinguishment of debt recognized during the three months ended June 30, 2004. The decrease for the six months ended June 30, 2005 is primarily due to a decrease in gain on sale and impairment of investments, partially offset by the loss on early extinguishment of debt recognized in 2004. Gain on sale and impairment of investments was $46.2 million for the six months ended June 30, 2005 compared to $60.3 million for the same periods in 2004. During the six months ended June 30, 2005, we sold shares of our investment in SBI, Archipelago Holdings and Ameritrade

Holding Corporation resulting in gains of $46.0 million. During the six months ended June 30, 2004, gain on sale and impairment of investments was primarily related to gain on sale of SBI in the amount of $64.6 million.

Income Tax Expense

Income tax expense from continuing operations increased 11% to $54.0 million for the three months ended June 30, 2005 and 14% to $112.2 million for the six months ended June 30, 2005 from the comparable periods in 2004. The increase in income tax expense is principally related to the increase in segment income over the comparable periods. However, the income tax expense for the three months ended June 30, 2005 also includes a $2.5 million tax benefit related to the favorable resolution of a previously accrued foreign business liability, while the income tax expense for the comparative 2004 period includes a tax benefit of $7.0 million arising from the favorable partial settlement with the IRS regarding certain federal tax credits.

Segment Results

Retail Segment Results

Retail segment income increased 13% to $88.1 million for the three months ended June 30, 2005 from the comparable period in 2004. Retail segment income decreased 3% to $168.5 million for the six months ended June 30, 2005 from the comparable period in 2004. Our retail segment generates revenues and earnings through our investing, trading, banking and lending relationships with our retail customers. These relationships drive essentially five sources of revenues including commissions, gain on loan originations, net interest income, service charges and fees and other revenues. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships.

The increase in retail segment income for the three month period was due to an increase in net revenue and a 1% drop in total expenses. The increase in segment revenue is primarily related to an increase in retail net interest income. The decrease in retail segment income for the six month period was due to a decrease in segment revenue with total expenses remaining relatively flat. The reduction in segment revenues for the six months period was primarily driven by declines in both DART volume and average commission per trade, partially offset by an increase in net interest income. DARTs declined 10% and 12% for the three and six months ended June 30, 2005, respectively compared to the three and six months ended June 30, 2004. Average commission per trade remained relatively flat for the three months ended June 30, 2005 and declined 6% to $10.22 for the six months ended June 30, 2005 compared to $10.85 for the same period in 2004. Retail net interest income increased approximately $19.5 million and $35.4 million compared to the three and six months ended June 30, 2005 to 2004. Of this increase, $19.5 million and $35.5 million were driven by an increase in both the balance and the net interest spread we earn on our retail deposits for the three and six months ended June 30, 2005. In addition, the increase was driven by higher average margin debt which continues to be strong for the retail segment, with average balances increasing 3% and 8%, to $2.20 billion and $2.22 billion for the three and six months ended June 30, 2005, respectively, compared to $2.13 billion and $2.06 billion for the same periods in 2004. Gain on sales of loans and securities, net declined 43% and 40% in 2005 compared to the three and six months ended June 30, 2004. Service charges and fees increased by 32% and 33% in 2005 compared to the three and six months ended June 30, 2004, due to an increase in account service fees.

Institutional Segment Results

Institutional segment income decreased 10% to $51.3 million for the three months ended June 30, 2005 from the comparable periods in 2004. Institutional segment income increased 53% to $122.3 million for the six months ended June 30, 2005 from the comparable periods in 2004. Our institutional segment generates revenues and earnings from Bank balance sheet management activities, market-making and global execution and settlement services.

The decline in segment income for the three months ended June 30, 2005 was due to a 1% increase in segment revenue while total expenses increased by 8%. The increase in segment income for the six months ended

June 30, 2005 was attributable to a 19% increase in segment revenue while total expenses only increased by 5%. The increase in revenues resulted from higher gains on sales of loans and investments and higher net interest income due to higher average balances of interest-earning banking assets and increased Bank net interest spread. The increase in expenses was driven by increased servicing expenses related to an increase in loans serviced. We continue to benefit from our balance sheet integration across the retail and institutional segments. We increased average interest-earning banking assets by $5.8 billion and $5.6 billion during the three and six months ended June 30, 2005 compared to the same periods in 2004. Bank net interest spread increased to 222 basis points and 221 basis points for the three and six months ended June 30, 2005, from 205 basis points and 195 basis points for the three and six months ended June 30, 2004. This increase in Bank net interest spread was driven by higher interest-earning banking assets and lower cost of funds from higher SDA balances.

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

Cash Provided by Operating Activities

Cash provided by operating activities decreased by approximately $231 million from $862 million for the six months ended June 30, 2004 to $631 million for the six months ended June 30, 2005. During the six months ended June 30, 2005, the decrease in cash provided by operating activities was primarily due to a decrease in cash flows from the net sales and purchases of loans and trading securities.

Cash provided by (Used in) Investing and Financing Activities

Cash used in investing activities was $2,907 million for the six months ended June 30, 2005 and $3,412 million for the comparable period in 2004. Cash used in investing activities decreased primarily from net purchases of mortgage-backed and investment securities, available-for-sale and a net increase in loans receivable.

Cash provided in financing activities was $2,431 million for the six months ended June 30, 2005 and $2,850 million for the comparable period in 2004. For the six months ended June 30, 2005, cash provided by financing activities decreased primarily from decreases in securities sold under agreements to repurchase and issuance of Senior Notes in 2004 of $394 million that did not occur in 2005.

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

During the three and six months ended June 30, 2005, the Company repurchased 1.5 million and 4.0 million shares, respectively, of its common stock for an aggregate $16.4 million and $48.9 million. As of June 30, 2005, the Company had approximately $189.0 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Other Sources of Liquidity

At June 30, 2005, we had financing facilities totaling $400.0 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. No amounts were outstanding as of June 30, 2005 and December 31, 2004 under these lines. We also have multiple loans, primarily collateralized by equipment owned by us, for which $41.5 million was outstanding as of June 30, 2005. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

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

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. Like other financial services firms, we are affected directly by national and global economic and political conditions, broad trends in business and finance, disruptions to the securities markets and changes in volume and price levels of securities and futures transactions.

A decrease in trade volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their trade volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue. When transaction volume is low, our operating results may be harmed in part because some of our overhead costs may remain relatively fixed.

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

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing banking assets in our portfolio

Our results of operations depend in significant part upon our level of net interest income, that is, the difference between interest income from interest-earning banking assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing banking liabilities (such as deposits and borrowings). The Bank uses derivatives to help manage its interest rate risk. However, derivatives utilized may not be entirely effective and changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The diversification of our asset portfolio may increase the level of charge-offs

As we diversify our asset portfolio through purchases and originations of higher-yielding asset classes, such as credit card portfolios and other consumer loans, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than previously experienced. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan loss would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan loss requirements could adversely affect our financial results, if those higher yields do not cover the provision for loan losses.

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

Reduced grants by companies of employee stock options could adversely affect our results of operations

We are a provider of stock plan administration and options management tools. In December 2004, the Financial Accounting Standards Board (“FASB”) issued new rules that upon adoption, will require companies to value and expense employee stock options they grant to their employees and employee stock purchase plan transactions in which the terms are more favorable to those available to all holders of the same class of shares. This may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the new FASB statement. Additionally, we may see a reduction in commission revenues as fewer employee stock options would be available for exercise and sale by the employees of these companies.

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

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has recently been significant consolidation action in the online financial services industry, and the consolidation is likely to continue in the future. Should we fail to take advantage of viable consolidation opportunities or if we acquire businesses that we are unable to integrate or manage properly, we could be placed at a competitive disadvantage. Acquisitions entail numerous risks including retaining or hiring skilled personnel, integrating acquired operations, products and personnel and the diversion of management attention from other business concerns. In addition, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings.

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

We expect that expensing stock options granted to our employees will have an impact on our financial results

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

We are substantially restricted by the terms of our senior notes

In June 2004, we issued an aggregate principal amount of $400 million of senior notes due June 2011. The indenture governing the senior notes contains various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

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

At June 30, 2005, we had an outstanding balance of $400.0 million in senior notes, $185.2 million in convertible subordinated notes and $41.5 million in term loans. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 27% at June 30, 2005. We may incur additional indebtedness in the future. Our level of indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through June 30, 2005, the price per share of our common stock has ranged from a low of $3.65 to a high of $15.40. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Equity Security Price Risk

We currently hold investments in the International Securities Exchange and SBI, which are publicly traded equity securities, in which we had unrealized gains of $40.6 million and $29.8 million as of June 30, 2005, respectively. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. We are exposed to additional risk of a loss with respect to the unrealized gains on SBI, a Japanese Yen denominated security, as the value of the Yen fluctuates.

Interest Rate Risk

We had variable-rate brokerage and corporate term loans totaling approximately $41.5 million and $39.8 million at June 30, 2005 and December 31, 2004, respectively. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 1% at June 30, 2005 and December 31, 2004, our interest payments would have increased by an immaterial amount.

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to interest rate fluctuations. At June 30, 2005, approximately 50% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities at June 30, 2005 and December 31, 2004, with fair values of $195 million and $567 million, respectively.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 basis points. The down 300 basis point scenario is not presented at June 30, 2005 and December 31, 2004, because the Current Interest Rate Risk Guidelines provided by the OTS only apply to the worst of the down or up 200 basis point scenarios.

The sensitivity of NPVE at June 30, 2005 and December 31, 2004 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE
	June 30, 2005			December 31, 2004
	Amount	Percentage	Board Limit	Amount	Percentage	Board Limit
+300	$28,492	2%	(55)%	$(158,207)	(9)%	(55)%
+200	$83,080	4%	(30)%	$(69,671)	(4)%	(30)%
+100	$103,262	5%	(20)%	$(2,321)	—%	(15)%
-100	$(258,073)	(13)%	(20)%	$(149,651)	(9)%	(15)%
-200	$(525,494)	(27)%	(30)%	*	*	*

*	The Current Interest Rate Risk for down 200 is not presented as of December 31, 2004 because only recently has the OTS required the Bank to monitor this information.

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at June 30, 2005 was characterized as “moderate.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.4 billion and $0.3 billion at June 30, 2005 and December 31, 2004, respectively, in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

ITEM 1.    LEGAL PROCEEDINGS—NONE

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2004, the Company announced that its Board of Directors approved a $200 million repurchase program (the “April 2004 Plan”). The April 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. Through March 31, 2005, the Company used a total $194.5 million in cash under the April 2004 Plan to undertake a partial redemption of its 6.75% convertible subordinated notes and to repurchase 8.3 million shares of the Company’s common stock.

During the three months ended June 30, 2005, the Company continued to use the April 2004 Plan as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
April 2005	482,676	$11.26	482,676	$—

On December 15, 2004, the Company announced that its Board of Directors approved an additional $200 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both.

During the three months ended June 30, 2005, the Company used the December 2004 Plan to repurchase the Company’s common stock as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
April 2005	492,324	$11.21	492,324	$194,481,674
May 2005	500,000	$10.89	500,000	$189,038,370
June 2005	—	$—	—	$189,038,370

Total	992,324	$11.05	992,324	$189,038,370

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NOT APPLICABLE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 26, 2005. Mitchell H. Caplan, C. Cathleen Raffaeli, Daryl G. Brewster and Stephen H. Willard were elected as directors, as tabulated below:

Director	For	Withhold
Mitchell H. Caplan	318,315,465	10,597,479
C. Cathleen Raffaeli	304,746,223	24,166,721
Daryl G. Brewster	318,377,939	10,535,005
Stephen H. Willard	318,391,391	10,521,553

The proposal for the 2005 Equity Incentive Plan was approved, as tabulated below:

For	Against	Abstain	Broker Non-vote	Total
155,365,880	78,097,118	3,106,708	92,343,238	328,912,944

The proposal for the 2005 Executive Bonus Plan was approved, as tabulated below:

For	Against	Abstain	Broker Non-vote	Total
198,807,334	31,746,990	6,015,382	92,343,238	328,912,944

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2005 was approved, as tabulated below:

For	Against	Abstain	Total
316,081,779	10,796,223	2,034,942	328,912,944

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS

10.1	2005 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005)

10.2	Executive Bonus Plan (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005)

31.1	Rule 13a-14a/15d-14(a) Certification of Mitchell H. Caplan

31.2	Rule 13a-14a/15d-14(a) Certification of Robert J. Simmons

32.1	Section 1350 Certification of Mitchell H. Caplan and Robert J. Simmons

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2005	E*TRADE Financial Corporation (Registrant)

	By	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)