Form 10-Q
period 2005-09-30
E TRADE FINANCIAL CORP
filed 2005-11-01
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 25, 2005, there were 373,883,781 shares of common stock and 897,337 shares exchangeable into common stock outstanding (the “Exchangeable Shares.”) The Exchangeable Shares, which were issued by EGI Canada Corporation in connection with the acquisition of VERSUS Technologies, Inc. (renamed E*TRADE Technologies Corporation effective January 2, 2001), are exchangeable at any time into common stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to holders of the registrant’s common stock. As discussed in Note 19, the Company has begun to call these Exchangeable Shares.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended September 30, 2005

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and equivalents	$1,389,562	$939,906
Cash and investments required to be segregated under Federal or other regulations	199,463	724,026
Brokerage receivables, net	3,764,410	3,034,548
Trading securities	227,381	593,245
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $9,036,396 at September 30, 2005 and $10,113,049 at December 31, 2004)	11,174,666	12,543,818
Other investments	45,281	46,269
Loans receivable (net of allowance for loan losses of $59,854 at September 30, 2005 and $47,681 at December 31, 2004)	17,534,081	11,505,755
Loans held-for-sale, net	151,247	279,280
Property and equipment, net	306,601	302,291
Derivative assets	152,749	115,867
Accrued interest receivable	150,728	117,131
Investment in Federal Home Loan Bank Stock	219,400	92,005
Goodwill	397,671	395,043
Other intangibles, net	120,752	134,121
Other assets	368,479	209,278

Total assets	$36,202,471	$31,032,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$3,734,558	$3,618,892
Deposits	14,550,696	12,302,974
Securities sold under agreements to repurchase	9,072,914	9,897,191
Other borrowings by Bank subsidiary	4,594,813	1,760,732
Derivative liabilities	34,599	52,208
Senior notes	853,654	400,452
Convertible subordinated notes	185,165	185,165
Accounts payable, accrued and other liabilities	661,777	586,767

Total liabilities	33,688,176	28,804,381

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at September 30, 2005 and December 31, 2004	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: 1,300,085 at September 30, 2005 and 1,302,801 at December 31 2004	13	13
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 372,961,819 at September 30, 2005 and 369,623,604 at December 31, 2004	3,730	3,696
Additional paid-in capital	2,237,421	2,234,093
Deferred stock compensation	—	(18,419)
Retained earnings	451,070	150,018
Accumulated other comprehensive loss	(177,939)	(141,199)

Total shareholders’ equity	2,514,295	2,228,202

Total liabilities and shareholders’ equity	$36,202,471	$31,032,583

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Commissions	$117,165	$84,869	$333,392	$332,901
Principal transactions	23,793	24,391	75,547	91,417
Gain on sales of loans and securities, net	21,850	28,415	84,121	107,078
Service charges and fees	32,960	21,653	100,863	73,245
Other revenues	22,920	20,798	67,717	68,254
Interest income	424,142	293,004	1,148,532	822,564
Interest expense	(207,101)	(128,852)	(535,532)	(369,616)

Net interest income	217,041	164,152	613,000	452,948
Provision for loan losses	(12,909)	(9,145)	(37,946)	(25,701)

Net interest income after provision for loan losses	204,132	155,007	575,054	427,247

Total net revenues	422,820	335,133	1,236,694	1,100,142
Expenses excluding interest:
Compensation and benefits	103,310	82,061	282,933	266,386
Occupancy and equipment	16,546	18,119	52,617	54,086
Communications	18,609	18,075	55,854	53,888
Professional services	16,144	16,581	51,752	45,390
Commissions, clearance and floor brokerage	36,557	28,350	106,715	109,392
Advertising and market development	21,188	9,293	74,257	45,813
Servicing and other banking expenses	12,989	9,069	34,667	26,081
Fair value adjustments of financial derivatives	1,269	(696)	3,905	(2,817)
Depreciation and amortization	19,011	19,940	54,583	59,373
Amortization of other intangibles	4,644	4,615	14,538	15,217
Facility restructuring and other exit charges	(469)	(227)	495	(1,233)
Other	21,969	18,290	62,546	62,871

Total expenses excluding interest	271,767	223,470	794,862	734,447
Income before other income, income taxes, discontinued operations and cumulative effect of accounting change	151,053	111,663	441,832	365,695
Other income:
Corporate interest income	3,409	1,698	7,796	4,755
Corporate interest expense	(13,783)	(11,873)	(36,975)	(35,751)
Gain on sale and impairment of investments	22,092	47,229	68,322	107,506
Loss on early extinguishment of debt	—	(18,615)	—	(22,972)
Equity in income of investments and venture funds	3,103	84	7,142	3,076

Total other income	14,821	18,523	46,285	56,614
Income before income taxes, discontinued operations and cumulative effect of accounting change	165,874	130,186	488,117	422,309
Income tax expense	57,263	43,016	169,472	141,599
Minority interest in subsidiaries	—	47	56	876

Net income from continuing operations before cumulative effect of accounting change	108,611	87,123	318,589	279,834
Discontinued operations, net of tax:
Net loss from discontinued operations	(2,937)	(8,013)	(16,763)	(20,587)
Net gain (loss) on disposal of discontinued operations	171	164	(2,420)	31,408

Net income (loss) from discontinued operations	(2,766)	(7,849)	(19,183)	10,821
Cumulative effect of accounting change, net of tax	1,646	—	1,646	—

Net income	$107,491	$79,274	$301,052	$290,655

Basic income per share
Basic income per share from continuing operations	$0.29	$0.23	$0.87	$0.76
Basic income (loss) per share from discontinued operations	(0.00)	(0.02)	(0.05)	0.03
Basic income per share from cumulative effect of accounting change	0.00	—	0.00	—

	$0.29	$0.21	$0.82	$0.79

Basic net income per share
Diluted income per share from continuing operations	$0.28	$0.23	$0.84	$0.72
Diluted income (loss) per share from discontinued operations	(0.00)	(0.02)	(0.05)	0.03
Diluted income per share from cumulative effect of accounting change	0.00	—	0.00	—

Diluted net income per share	$0.28	$0.21	$0.79	$0.75

Shares used in computation of per share data:
Basic	367,342	369,103	366,215	366,244
Diluted	382,031	380,557	379,768	411,073

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$107,491	$79,274	$301,052	$290,655
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses)	(34,358)	173,036	38,482	46,254
Less impact of realized gains (transferred out of AOCI) included in net income	(24,211)	(64,519)	(102,787)	(156,853)
Tax effect	24,542	(41,368)	25,797	52,499

Net change from available-for-sale securities	(34,027)	67,149	(38,508)	(58,100)

Cash flow hedging instruments:
Unrealized gains (losses)	135,348	(186,772)	(25,807)	(77,870)
Amortization of losses into interest expense from de-designated cash flow hedges deferred in AOCI	14,056	22,811	57,490	70,945
Tax effect	(57,755)	63,518	(12,796)	2,519

Net change from cash flow hedging instruments	91,649	(100,443)	18,887	(4,406)

Foreign currency translation loss	(2,631)	(5,023)	(17,119)	(14,155)

Other comprehensive income (loss)	54,991	(38,317)	(36,740)	(76,661)

Comprehensive income	$162,482	$40,957	$264,312	$213,994

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,234,093	$(18,419)	$150,018	$(141,199)	$2,228,202
Net income							301,052		301,052
Other comprehensive loss								(36,740)	(36,740)
Exercise of stock options and warrants, including tax benefit			7,302	73	68,483				68,556
Issuance of common stock upon acquisition			300	3	4,038				4,041
Repurchases of common stock			(4,548)	(45)	(58,170)				(58,215)
Issuance of restricted stock			830	8	9,892	(9,900)			—
Cancellation of restricted stock			(517)	(5)	(2,952)	2,957			—
Retirement of restricted stock to pay taxes			(32)	—	(448)				(448)
Amortization of deferred stock compensation prior to adoption of SFAS No. 123(R)						1,974			1,974
Cumulative effect of accounting change						(2,777)			(2,777)
Stock-based compensation under SFAS No. 123(R)					8,608				8,608
Other	(3)	—	3	—	42				42

Balance, September 30, 2005	1,300	$13	372,962	$3,730	$2,263,586	$(26,165)	$451,070	$(177,939)	$2,514,295

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,247,930	$(12,874)	$(230,465)	$(89,977)	$1,918,294
Net income							290,655		290,655
Other comprehensive loss								(76,661)	(76,661)
Exercise of stock options and warrants, including tax benefit			7,067	71	50,203				50,274
Repurchases of common stock			(9,626)	(96)	(119,714)				(119,810)
Issuance of restricted stock			698	7	8,201	(8,108)			100
Cancellation of restricted stock			(138)	(1)	(1,181)	859			(323)
Shares issued upon debt conversion			7,438	74	79,889				79,963
Amortization of deferred stock compensation						3,234			3,234
Other	(60)	(1)	221	2	5,117				5,118

Balance, September 30, 2004	1,326	$13	372,296	$3,723	$2,270,445	$(16,889)	$60,190	$(166,638)	$2,150,844

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,052	$290,655
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(1,646)	—
Provision for loan losses	37,946	25,701
Depreciation, amortization and accretion	265,686	297,134
Realized loss and impairment of investments	38,343	17,914
Equity in income of subsidiaries and investments	(6,583)	(8,611)
Non-cash restructuring costs and other exit charges	3,764	(1,884)
Stock-based compensation expense	10,582	3,234
Gain on sale of investments	(182,511)	(228,892)
Gain on disposition of assets	—	(57,451)
Unrealized (gains) losses on venture funds	(811)	5,405
Other	(9,155)	2,967
Net effect of changes in brokerage-related assets and liabilities:
Decrease in cash and investments required to be segregated under Federal or other regulations	527,443	928,560
Increase in brokerage receivables	(733,025)	(1,409,996)
Increase in brokerage payables	133,776	431,089
Net effect of changes in banking-related assets and liabilities:
Proceeds from sales, repayments and maturities of loans held-for-sale	5,610,773	5,283,401
Purchases of loans held-for-sale	(3,096,313)	(4,819,757)
Proceeds from sales, repayments and maturities of trading securities	3,134,296	7,499,672
Purchases of trading securities	(5,265,037)	(7,327,018)
Other changes, net:
Other assets	70,226	(83,837)
Accrued interest receivable and payable, net	(15,699)	(15,669)
Accounts payable, accrued and other liabilities	(154,553)	26,270
Restructuring liabilities	(7,301)	(12,598)

Net cash provided by operating activities	$661,253	$846,289

See accompanying notes to unaudited condensed consolidated financial statements.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities, available-for-sale securities and other investments	$(11,910,529)	$(16,406,991)
Proceeds from sales, maturities of and principal payments on mortgage-backed securities, available-for-sale securities and other investments	13,189,651	14,182,109
Net increase in loans receivable	(6,007,625)	(2,255,364)
Purchases of Federal Home Loan Bank stock	(127,395)	(21,224)
Purchases of property and equipment	(58,302)	(68,095)
Proceeds from sales of property and equipment	—	119
Proceeds from venture fund distribution	17,673	—
Net cash flow from derivatives hedging assets	(26,414)	(32,063)
Proceeds from sale of E*TRADE Access	—	106,868
Cash used in acquisitions	(5,737)	(2,020)
Other	3,105	1,759

Net cash used in investing activities	(4,925,573)	(4,494,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in banking deposits	2,267,717	(481,055)
Advances from the Federal Home Loan Bank	17,018,000	4,109,000
Payments on advances from the Federal Home Loan Bank	(14,187,000)	(3,668,000)
Net increase (decrease) in securities sold under agreements to repurchase	(831,856)	3,756,328
Net decrease in other borrowed funds	(14,941)	(51,225)
Payments on call of convertible subordinated notes	—	(428,902)
Proceeds from issuance of senior notes	447,452	394,000
Issuance of loans to related parties	(330)	(241)
Proceeds from issuance of common stock from employee stock transactions	48,299	37,020
Tax benefit from tax deductions in excess of compensation cost recognized	19,126	14,378
Proceeds from issuance of subordinated debentures and trust preferred securities	20,000	45,880
Payments on trust preferred securities	—	(23,375)
Proceeds from Company loans and lines of credit	—	77,900
Payments on Company loans and lines of credit	—	(46,700)
Purchases of treasury stock	(58,215)	(119,810)
Repayment of capital lease obligations	(128)	(599)
Net cash flow from derivatives hedging liabilities	(14,148)	(156,319)

Net cash provided by financing activities	4,713,976	3,458,280

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	449,656	(190,333)
CASH AND EQUIVALENTS—Beginning of period	939,906	921,364

CASH AND EQUIVALENTS—End of period	$1,389,562	$731,031

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$547,932	$317,538

Cash paid for income taxes	$88,023	$60,524

Non-cash investing and financing activities:
Reclassification of loans held-for-sale to loans held-for-investment	$126,887	$—

Transfer from loans to other real estate owned and repossessed assets	$36,788	$32,966

Common stock issued upon conversion of convertible subordinated notes by election of debtholders	$—	$79,963

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

Trading and investing products and services are primarily offered by the Company’s broker-dealer subsidiaries. The Company’s significant broker-dealers include:

•	E*TRADE Securities LLC (“E*TRADE Securities”);

•	E*TRADE Clearing LLC (“E*TRADE Clearing”), the clearing firm for some of the Company’s broker-dealers;

•	E*TRADE Professional Trading, LLC and E*TRADE Professional Securities, LLC (“ETPS”), which was closed on May 31, 2005 (collectively “E*TRADE Professional”); and

•	E*TRADE Capital Markets—Execution Services, LLC and E*TRADE Capital Markets, LLC (collectively, “E*TRADE Capital Markets”), formerly Dempsey & Company and GVR, respectively.

Banking and lending products and services are primarily offered through subsidiaries of E*TRADE Bank (the “Bank”), a Federally chartered savings bank that provides deposit accounts that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s significant subsidiaries include:

•	E*TRADE Consumer Finance Corporation (“E*TRADE Consumer Finance”), a consumer loan originator and servicer, which was sold effective October 31, 2005; and

•	E*TRADE Mortgage Corporation (“E*TRADE Mortgage”), a direct-to-customer mortgage loan originator.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and exclude some of the disclosures for annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three and nine months ended September 30, 2005 may not be indicative of future results. Certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 3, the operations of certain businesses have been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations. Because the Company operates in the financial services industry, it follows certain accounting guidance used by the brokerage and banking industries.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (portions of which have been reclassified in the Company’s Current Report on Form 8-K filed on October 17, 2005).

New Revenue Reporting Format

Beginning in 2005, we revised our presentation of revenue in our consolidated statements of operations. In our new format, we show total revenues in an integrated view rather than separately by brokerage and banking. Commission revenues include commissions generated by our retail customers and now also include the commission-based portion of our global execution and settlement service business, which were previously reported as principal transactions. We have also combined our previously reported gains on originated loans with gains on loans held-for-sale and securities, net. Items previously reported as other brokerage- and banking-related revenues have been combined and presented as service charges and fees and other revenues. Finally, brokerage and banking interest income and expense have been combined.

Significant Accounting Policy

Effective July 1, 2005, the Company early adopted SFAS No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, using the modified prospective application method to account for its share-based compensation plans. The combined impact of the adoption totaled $7.5 million in compensation and benefits and a pre-tax credit of $2.8 million in cumulative effect of accounting change for the three months ended September 30, 2005. Results for prior periods have not been restated. Prior to July 1, 2005, the Company accounted for its employee stock option plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, did not record compensation costs for grants to employees when the exercise price equaled the fair market value on the grant date.

Under this transition method, compensation cost in 2005 includes the portion of options vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and (2) all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for options granted prior to July 1, 2005 is recognized on an accelerated amortization method over the vesting period of the options using an estimated forfeiture rate. Compensation cost for options granted on or after July 1, 2005 is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate. Also under SFAS No. 123(R), the Company has reflected the tax benefit from tax deductions in excess of compensation recognized as a financing activity in the statements of cash flows.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation in periods prior to July 1, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Net income, as reported(1)	$79,274	$301,052	$290,655
Add back: Stock-based employee compensation expense included in reported net income, net of tax(2)	772	6,568	2,145
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax(2)	(5,683)	(13,944)	(14,559)

Pro forma net income	$74,363	$293,676	$278,241

Net income per share:
Basic—as reported	$0.21	$0.82	$0.79

Basic—pro forma	$0.20	$0.80	$0.76

Diluted—as reported	$0.21	$0.79	$0.75

Diluted—pro forma	$0.20	$0.77	$0.72

(1)	The three months ended September 30, 2005 are not presented as the Company’s adoption of SFAS No. 123(R) was effective for the entire period.
(2)	For the nine months ended September 30, 2005, amounts include impact of adoption of SFAS No. 123(R) for the three months ended September 30, 2005.

See Note 12 for further details regarding the Company’s adoption of SFAS No. 123(R) and the underlying assumptions to these fair value calculations.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 154—Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company will adopt SFAS No. 154, as applicable, beginning in 2006.

SOP No. 03-3—Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such,

SOP No. 03-3 applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP No. 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. In 2005, the Company adopted this new pronouncement, which effect was not material to the Company’s financial condition, results of operations or cash flows.

NOTE 3—DISCONTINUED OPERATIONS

Proprietary Trading

On May 9, 2005, the Company’s institutional segment closed its E*TRADE Professional unit responsible for both proprietary and hybrid proprietary trading models. In June 2005, the Company filed to withdraw its broker-dealer license related to this business, for ETPS, with an effective date of May 31, 2005. ETPS was a Philadelphia Stock Exchange member and a standalone entity which employed less than 200 traders. This closure resulted in a $2.4 million, net of tax, loss on disposal of discontinued operations, which included employee terminations, facility closure and write-off of goodwill and intangibles.

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

The following table summarizes the results of discontinued operations for this proprietary trading business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$—	$3,290	$6,996	$17,674

Loss from discontinued operations before income taxes	$(260)	$(3,875)	$(6,064)	$(7,313)
Income tax benefit	103	1,259	2,392	2,375

Net loss from discontinued operations	$(157)	$(2,616)	$(3,672)	$(4,938)

Consumer Lending

Effective October 31, 2005, the Company sold its recreational vehicle and marine loan origination and servicing businesses.

The Company will not have significant continuing involvement in the operations of the origination business and will not continue any significant revenue-producing or cost-generating activities of this origination business. Therefore, the results of operations, net of income taxes, of this origination business are presented as discontinued operations on the Company’s unaudited consolidated statements of operations for all periods presented.

The Company will not have significant continuing involvement in the operations of the servicing business but will continue to have significant cost-generating activities in the form of a servicing agreement. As such, classification of the servicing business as a discontinued operation is not appropriate and, therefore, the servicing business is deemed “held-for-sale.”

The following table summarizes the results of discontinued operations for the origination business (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$(552)	$(1,286)	$(7,285)	$648

Loss from discontinued operations before income taxes	$(4,502)	$(7,964)	$(21,201)	$(23,627)
Income tax benefit	1,722	3,295	8,110	9,757

Net loss from discontinued operations	$(2,780)	$(4,669)	$(13,091)	$(13,870)

NOTE 4—BROKERAGE RECEIVABLES, NET AND PAYABLES

Brokerage receivables, net and payables consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Receivable from customers and non-customers (less allowance for doubtful accounts of $6,843 at September 30, 2005 and $1,970 at December 31, 2004)	$2,028,750	$2,214,210
Receivable from brokers, dealers and clearing organizations:
Net settlement and deposits with clearing organizations	655,528	158,780
Deposits paid for securities borrowed	1,025,395	613,546
Securities failed to deliver	4,858	11,762
Other	49,879	36,250

Total brokerage receivables, net	$3,764,410	$3,034,548

Payable to customers and non-customers	$2,403,176	$2,805,662
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,144,689	735,622
Securities failed to receive	10,723	10,604
Other	175,970	67,004

Total brokerage payables	$3,734,558	$3,618,892

Receivable from customers primarily represents credit extended to customers to finance their purchases of securities on margin, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers primarily represents credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin balances, the value of which is not reflected in the consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At September 30, 2005, the fair value of securities that the Company has received as collateral, where the Company is permitted to sell or repledge the securities is approximately $4.3 billion. Of this amount, $1.5 billion has been pledged or sold at September 30, 2005 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair value of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$6,363,807	$—	$(161,801)	$6,202,006
Government National Mortgage Association	2,289,571	—	(58,358)	2,231,213
Federal Home Loan Mortgage Corporation	21,051	—	(1,073)	19,978

Total U.S. Government sponsored enterprise	8,674,429	—	(221,232)	8,453,197
Collateralized mortgage obligations	917,510	338	(16,848)	901,000
Private issuer and other	5,050	32	(67)	5,015

Total mortgage-backed securities	9,596,989	370	(238,147)	9,359,212

Investment securities:
Debt securities:
Asset-backed securities	1,127,886	2,617	(8,934)	1,121,569
Municipal bonds	128,604	1,269	(790)	129,083
Corporate bonds	75,941	—	(2,843)	73,098
Other debt securities	79,110	—	(5,198)	73,912

Total debt securities	1,411,541	3,886	(17,765)	1,397,662
Publicly traded equity securities	313,553	82,850	(3,261)	393,142
Retained interests from securitizations	22,968	1,682	—	24,650

Total investment securities	1,748,062	88,418	(21,026)	1,815,454

Total available-for-sale securities	$11,345,051	$88,788	$(259,173)	$11,174,666

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,149,991	$203	$(87,990)	$5,062,204
Government National Mortgage Association	2,767,087	349	(56,628)	2,710,808
Federal Home Loan Mortgage Corporation	21,057	—	(862)	20,195

Total U.S. Government sponsored enterprise	7,938,135	552	(145,480)	7,793,207
Collateralized mortgage obligations	1,259,497	4,983	(12,539)	1,251,941
Private issuer and other	7,239	25	(343)	6,921

Total mortgage-backed securities	9,204,871	5,560	(158,362)	9,052,069

Investment securities:
Debt securities:
Asset-backed securities	2,789,471	21,662	(14,704)	2,796,429
Municipal bonds	136,362	1,391	(1,082)	136,671
Corporate bonds	87,959	—	(3,444)	84,515
Other debt securities	80,189	—	(4,767)	75,422

Total debt securities	3,093,981	23,053	(23,997)	3,093,037
Publicly traded equity securities	295,593	81,304	(2,055)	374,842
Retained interests from securitizations	23,870	—	—	23,870

Total investment securities	3,413,444	104,357	(26,052)	3,491,749

Total available-for-sale securities	$12,618,315	$109,917	$(184,414)	$12,543,818

Other-Than-Temporary Impairment of Investments

The following table shows the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$5,833,821	$(146,111)	$2,619,364	$(75,121)	$8,453,185	$(221,232)
Other	283,176	(3,951)	590,850	(12,964)	874,026	(16,915)

Total mortgage-backed securities	6,116,997	(150,062)	3,210,214	(88,085)	9,327,211	(238,147)

Investment securities:
Asset-backed securities	514,275	(3,780)	181,257	(5,154)	695,532	(8,934)
Municipal bonds	32,208	(261)	22,960	(529)	55,168	(790)
Corporate bonds	—	—	72,237	(2,843)	72,237	(2,843)
Other debt securities	—	—	73,912	(5,198)	73,912	(5,198)
Publicly traded equity securities	65,894	(1,931)	12,176	(1,330)	78,070	(3,261)

Total investment securities	612,377	(5,972)	362,542	(15,054)	974,919	(21,026)

Total temporarily impaired securities	$6,729,374	$(156,034)	$3,572,756	$(103,139)	$10,302,130	$(259,173)

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise	$5,504,676	$(85,020)	$2,135,727	$(60,460)	$7,640,403	$(145,480)
Other	704,369	(6,715)	175,678	(6,167)	880,047	(12,882)

Total mortgage-backed securities	6,209,045	(91,735)	2,311,405	(66,627)	8,520,450	(158,362)

Investment securities:
Asset-backed securities	771,250	(5,851)	20,769	(8,853)	792,019	(14,704)
Municipal bonds	72,146	(1,082)	—	—	72,146	(1,082)
Corporate bonds	—	—	84,515	(3,444)	84,515	(3,444)
Other debt securities	—	—	74,700	(4,767)	74,700	(4,767)
Publicly traded equity securities	52,717	(2,055)	—	—	52,717	(2,055)

Total investment securities	896,113	(8,988)	179,984	(17,064)	1,076,097	(26,052)

Total temporarily impaired securities	$7,105,158	$(100,723)	$2,491,389	$(83,691)	$9,596,547	$(184,414)

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment in accordance with its accounting policies, which can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has the intent and ability to hold these securities for the foreseeable future and has not made the decision to dispose of these securities as of September 30, 2005. Based on its evaluation, the Company recorded other-than-temporary charges of $7.4 million and $38.3 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004, the Company recorded other-than-temporary charges of $9.3 million and $13.5 million, respectively.

Publicly Traded Equity Securities

The following table shows the fair value and unrealized gains (losses) on publicly traded equity securities (in thousands):

	Fair Value	Unrealized Gains (Losses)
September 30, 2005:
Federal National Mortgage Association	$187,340	$(963)
Federal Home Loan Mortgage Corporation	100,135	(1,802)
International Securities Exchange	38,747	37,795
IL & FS Investmart Limited (“Investmart”)	25,583	19,539
Softbank Investment Corporation (“SBI”)	15,531	13,253
E*TRADE Japan	13,150	3,278
E*TRADE Australia	9,051	7,664
Other	3,605	825

Total publicly traded equity securities	$393,142	$79,589

December 31, 2004:
Federal National Mortgage Association	$187,610	$(693)
Federal Home Loan Mortgage Corporation	87,009	1,107
SBI	78,608	66,257
Archipelago Holdings, Incorporated	11,280	5,612
E*TRADE Australia	8,156	6,769
Other	2,179	197

Total publicly traded equity securities	$374,842	$79,249

During the three and nine months ended September 30, 2005, the Company recognized gains on sales of its publicly traded equity securities of $22.6 million and $68.6 million, respectively. These gains included $22.6 million and $50.4 million, for the three and nine months ended September 30, 2005, respectively, on sales of the Company’s holdings in SBI, reducing the Company’s ownership to 0.55%; and for the nine months ended September 30, 2005, sales of all of its holdings in Archipelago, recognizing gains of $9.8 million; and sales of all of its holdings in Ameritrade Holding Corporation, recognizing gains of $8.4 million.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (in thousands):

	Held-for- Investment	Held-for- Sale	Total Loans
September 30, 2005:
Real estate loans:
One- to four-family	$7,217,843	$129,306	$7,347,149
Home equity line of credit (“HELOC”) and second mortgage	6,035,013	73	6,035,086
Other	1,570	76	1,646

Total real estate loans	13,254,426	129,455	13,383,881

Consumer and other loans:
Recreational vehicle (“RV”)	2,751,985	17,393	2,769,378
Marine	773,876	4,253	778,129
Automobile	298,686	10	298,696
Credit card	188,732	—	188,732
Commercial	48,471	—	48,471
Other	10,006	—	10,006

Total consumer and other loans	4,071,756	21,656	4,093,412

Total loans	17,326,182	151,111	17,477,293
Unamortized premiums, net	267,753	136	267,889
Allowance for loan losses	(59,854)	—	(59,854)

Total loans, net	$17,534,081	$151,247	$17,685,328

December 31, 2004:
Real estate loans:
One- to four-family	$3,669,594	$244,593	$3,914,187
HELOC and second mortgage	3,617,074	3,009	3,620,083
Other	1,666	86	1,752

Total real estate loans	7,288,334	247,688	7,536,022

Consumer and other loans:
RV	2,542,645	25,246	2,567,891
Marine	720,513	3,612	724,125
Automobile	583,354	35	583,389
Credit card	203,169	—	203,169
Commercial	3,012	—	3,012
Other	16,481	—	16,481

Total consumer and other loans	4,069,174	28,893	4,098,067

Total loans	11,357,508	276,581	11,634,089
Unamortized premiums, net	195,928	2,699	198,627
Allowance for loan losses	(47,681)	—	(47,681)

Total loans, net	$11,505,755	$279,280	$11,785,035

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

In April 2005, the Company completed its acquisition of SV International, an institutional broker regulated in France, with a client base trading primarily in French and U.S. equities. The Company paid initial consideration of $2.8 million in cash. Additional consideration will be contingent upon the target gross revenue for the two consecutive twelve-month periods commencing April 1, 2005. In connection with the acquisition, the Company recorded $1.8 million in goodwill and $1.6 million in intangible assets.

As discussed in Note 3, in May 2005, the Company closed its proprietary and hybrid proprietary trading businesses within E*TRADE Professional. As a result, the Company wrote off $2.4 million in intangible assets and reduced its goodwill by $1.1 million, which comprised a write-off of $0.3 million and a reduction in deferred taxes of $0.8 million.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Balance at		Percent
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Sweep deposit account	0.58%	0.40%	$7,442,479	$6,167,436	51.1%	50.1%
Money market accounts	2.79%	1.52%	3,791,669	3,340,245	26.0	27.2
Certificates of deposit	3.63%	3.40%	2,408,694	2,069,674	16.6	16.8
Brokered certificates of deposit	3.78%	2.51%	519,582	294,587	3.6	2.4
Passbook savings accounts	1.14%	1.18%	432	691	—	—
Checking accounts:
Interest-bearing	0.71%	0.66%	387,721	430,022	2.7	3.5
Non-interest-bearing	—%	—%	119	319	—	—

Total deposits	1.78%	1.27%	$14,550,696	$12,302,974	100.0%	100.0%

NOTE 9—OTHER BORROWINGS BY BANK SUBSIDIARY

Other borrowings by Bank subsidiary are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Federal Home Loan Bank (“FHLB”) advances	$4,316,683	$1,487,841
Subordinated debentures	275,480	255,300
Other	2,650	17,591

Total other borrowings by Bank subsidiary	$4,594,813	$1,760,732

NOTE 10—CORPORATE DEBT

7 3/8% Senior Notes due September 2013

In September 2005, the Company completed a private offering of an aggregate principal amount of $350 million in senior notes due September 2013. The senior notes bear interest at 7 3/8%, payable semi-annually, and are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $5.1 million are included in other assets and are being amortized over the term of the senior notes.

8.00% Senior Notes due June 2011

In September 2005, the Company also completed a private offering of an additional principal amount of $100 million to our existing 8.00% senior notes due June 2011. The senior notes bear interest at 8.00%, payable semi-annually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. Additional debt issuance costs of $1.5 million are included in other assets and are being amortized over the term of the senior notes. The senior notes were issued at a premium of $3.5 million which will be amortized over the term of the senior notes.

Both the 8.00% and 7 3/8% Notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness.

Senior notes are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004
Senior 7 3/8% Notes, due 2013	$350,000	$—
Senior 8.00% Notes, due 2011	503,654	400,452

Total senior notes	$853,654	$400,452

Senior Secured Revolving Credit Facility

In September 2005, the Company entered into a $250 million, three-year senior secured revolving credit facility. The facility is secured by certain assets of the Company. The facility will be used for general corporate purposes, including regulatory capital needs arising from acquisitions. Draws under the facility currently bear interest, at our option, at adjusted LIBOR plus 2% or prime plus 1%. Undrawn facility funds currently bear commitment fees of 0.25% per annum payable quarterly in arrears. Terms of the facility include customary restrictive financial covenants and events of default. At September 30, 2005, as well as October 31, 2005, no amounts were outstanding under this credit facility. Issuance costs of $2.2 million are included in other assets and are being amortized over the term of the facility.

NOTE 11—SHARE REPURCHASES

During 2005, the Company repurchased common stock under two Board approved $200 million repurchase programs approved in April 2004 (the “April Plan”) and in December 2004 (the “December Plan”). These plans are open-ended and provide the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. During the three and nine months ended September 30, 2005, the Company repurchased 0.6 million shares of its common stock for an aggregate of $9.3 million and 4.5 million shares of its common stock for an aggregate of $58.2 million, respectively. As of September 30, 2005, the Company completed the April Plan and authorization to repurchase an additional $179.8 million remains under the December Plan.

NOTE 12—STOCK-BASED COMPENSATION

Adoption of SFAS No. 123(R)

As discussed in Note 1, effective July 1, 2005, the Company early adopted SFAS No. 123(R). The adoption resulted in compensation and benefit expense for the Company’s employee stock option plans, restricted stock awards and employee stock purchase plan. The combined impact of the adoption is as follows: $7.1 million in compensation expense for stock options; $0.4 million compensation expense for the stock purchase plan; and a pre-tax credit of $2.8 million in cumulative effect of accounting change for the three months ended September 30, 2005. Results for prior periods have not been restated. Total compensation expense for stock-based compensation also includes $1.1 million for restricted stock awards, which were previously expensed by the Company under APB No. 25, prior to the adoption of SFAS No. 123(R).

Employee Stock Option Plans

For the three months ended September 30, 2005, the Company recorded $7.1 million in compensation expense for employee stock options.

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) to replace the 1996 Stock Incentive Plan (the “1996 Plan”) which provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board of Directors (the “Board”) at the date the option is granted. Options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair market value of the shares on the grant date.

The 1996 Plan included a shareholder approved automatic annual 5% increase, or evergreen provision, in the number of shares available to be issued. On January 1, 2005, 18.5 million shares were added to the 1996 Plan pursuant to the evergreen provision, which the majority of shares were ultimately included in the 2005 Plan. Therefore, a total of 85.4 million shares has been authorized under the 2005 Plan since inception and 41.5 million shares were available for grant at January 1, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model that uses the assumptions noted in the table below. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatility of publicly traded options on the Company’s stock. The expected term represents the period of time that options granted are expected to be outstanding. Risk-free interest rate is based on the U.S. treasury zero-coupon with a remaining term approximate of the expected term. Dividend yield is zero as the Company has not, nor does it plan to, issue dividends to its shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	31%	47%	34%	52%
Expected term	5.08	4.32	4.89	4.28
Risk-free interest rate	3.89%	2.56%	3.60%	1.93%
Dividend yield	—	—	—	—

The weighted-average fair values of options granted were $5.56 and $4.48 for the three and nine months ended September 30, 2005 and $4.50 and $5.52 for the three and nine months ended September 30, 2004, respectively. Intrinsic value of options exercised were $36.4 million and $94.1 million for the three and nine months ended September 30, 2005 and $5.4 million and $44.7 million for the three and nine months ended September 30, 2004, respectively.

A summary of option activity under the 2005 Plan is presented below:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004:	42,789	$9.68
Granted	6,601	$12.59
Exercised	(6,401)	$6.24
Canceled	(3,725)	$12.53

Outstanding at September 30, 2005:	39,264	$10.45	6.94	$280,791

Exercisable at September 30, 2005:	22,394	$9.58	5.91	$179,557

As of September 30, 2005, there was $37.0 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested was $2.9 million and $34.6 million for the three and nine months ended September 30, 2005 and $7.8 million and $47.8 million for the three and nine months ended September 30, 2004, respectively.

Restricted Stock Awards

The Company recorded $1.1 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively, in compensation expense relating to restricted stock awards. In addition, the Company recorded a $2.8 million credit in cumulative effect of accounting change as a result of adopting SFAS No. 123(R).

Since 2001, the Company has issued restricted stock awards to its officers and senior executives. These awards are issued at the fair market value on the date of grant and generally vest ratably over four years. In 2003, certain awards were made to officers and senior executives that became fully vested on the fifth anniversary of the date of grant, but were unvested at any time earlier. The fair value is calculated as the market price upon issuance.

Prior to its adoption of SFAS No. 123(R), the Company recorded compensation expense for restricted stock awards on a straight-line basis over their vesting period. If an employee did not serve the requisite service period and forfeited the award prior to vesting, the Company reversed out the previously expensed amounts in the period of forfeiture. As required upon adoption of SFAS No. 123(R), the Company must base its accruals of compensation expense on the estimated number of awards for which the requisite service period is expected to be rendered. Actual forfeitures are no longer recorded in the period of forfeiture as they are included in the estimated expense recorded each period. The Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change, that represents the amount by which compensation expense would have been reduced in periods prior to adoption of SFAS No. 123(R) for restricted stock awards outstanding on July 1, 2005.

Under the provision of SFAS No. 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense, is no longer required. Therefore, as of July 1, 2005, “Deferred Stock Compensation” was combined with “Additional Paid-in Capital” in the Company’s consolidated balance sheet.

A summary of non-vested restricted stock activity is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2004:	2,615	$9.35
Issued	830	$11.93
Released	(225)	$9.46
Canceled	(516)	$9.18

Non-vested at September 30, 2005:	2,704	$10.17

As of September 30, 2005, there was $15.2 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Employee Stock Purchase Plan

For the three months ended September 30, 2005, the Company recorded $0.4 million in compensation expense for its employee stock purchase plan.

In May 2002, the shareholders of the Company approved the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. Under SFAS No. 123(R), the 2002 Purchase Plan was considered compensatory. As a result, the Company recorded $0.4 million of compensation expense for the subscription period ended July 31, 2005. Effective August 1, 2005, the Company changed the terms of its purchase plan to reduce the discount to 5% and not allow any look back provision on the purchase date. As a result, the purchase plan will not be compensatory beginning August 1, 2005 and will result in no compensation expense going forward. At September 30, 2005, 1,083,195 shares were available for purchase under the 2002 Purchase Plan.

NOTE 13—FACILITY RESTRUCTURING AND OTHER EXIT CHARGES

In 2005, the Company updated its estimated costs associated with its restructuring plans and other exit activities. Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheets.

The following table summarizes the amount recognized by the Company as restructuring and other exit charges for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
2003 Restructuring Plan	$(416)	$83	$(419)	$(355)
2001 Restructuring Plan	(69)	(284)	323	(1,124)
Other exit activity	16	(26)	591	246

Total facility restructuring and other exit charges	$(469)	$(227)	$495	$(1,233)

2003 Restructuring Plan

The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 restructuring reserve:
Facility restructuring and other exit charges recorded in 2003 & 2004	$57,468	$57,359	$114,827
Cash payments	(16,446)	(18,618)	(35,064)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2004	21,768	371	22,139

2005 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2005	(379)	(40)	(419)
Cash payments	(3,911)	(132)	(4,043)
Non-cash charges	—	20	20

Restructuring liabilities at September 30, 2005	$17,478	$219	$17,697

2001 Facility Restructuring Plan

The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2004:
Adjustments and additional charges	21,404	2,072	3,499	26,975
Cash payments	(98,370)	(67)	(19,287)	(117,724)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2004	10,240	660	166	11,066

2005 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2005	543	(220)	—	323
Cash payments	(2,573)	(440)	—	(3,013)
Non-cash charges	—	—	3	3

Restructuring liabilities at September 30, 2005	$8,210	$—	$169	$8,379

Other Exit Activity

For the three and nine months ended September 30, 2005, other exit activity was primarily related to the following:

•	Liquidation of certain E*TRADE Money Market Funds. The liquidation costs primarily represent costs relating to customer notification, severance and reimbursement of losses taken on sales of securities;

•	Closure of a correspondent mortgage origination channel; and

•	Revisions to previous estimates for past exit activities

For the three and nine months ended September 30, 2004, other exit activity was primarily related to the following:

•	Costs, net of recoveries, for the exit of the Company’s proprietary institutional research business; and

•	Costs associated with the Company’s transfer of its consumer automobile loan operations from Arlington, Virginia to Irvine, California

NOTE 14—INCOME PER SHARE

The following table is a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
BASIC:
Numerator:
Income from continuing operations	$108,611	$87,123	$318,589	$279,834
Net income (loss) from discontinued operations	(2,766)	(7,849)	(19,183)	10,821
Cumulative effect of accounting change, net of tax	1,646	—	1,646	—

Net income	$107,491	$79,274	$301,052	$290,655

Denominator:
Basic weighted-average shares outstanding	367,342	369,103	366,215	366,244

Per Share:
Income per share from continuing operations	$0.29	$0.23	$0.87	$0.76
Net income (loss) per share from discontinued operations	(0.00)	(0.02)	(0.05)	0.03
Cumulative effect of accounting change, net of tax	0.00	—	0.00	—

Net income per share	$0.29	$0.21	$0.82	$0.79

DILUTED:
Numerator:
Income from continuing operations	$108,611	$87,123	$318,589	$279,834
Interest on convertible subordinated notes, net of tax	—	—	—	17,547

Income from continuing operations, as adjusted	108,611	87,123	318,589	297,381
Net income (loss) from discontinued operations	(2,766)	(7,849)	(19,183)	10,821
Cumulative effect of accounting change, net of tax	1,646	—	1,646	—

Net income, as adjusted	$107,491	$79,274	$301,052	$308,202

Denominator:
Basic weighted-average shares outstanding	367,342	369,103	366,215	366,244
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	12,072	8,759	10,936	10,312
Weighted-average warrants and contingent shares outstanding	2,617	2,695	2,617	2,676
Shares issuable for assumed conversion of convertible subordinated notes	—	—	—	31,841

Diluted weighted-average shares outstanding	382,031	380,557	379,768	411,073

Per Share:
Income per share from continuing operations	$0.28	$0.23	$0.84	$0.72
Net income (loss) per share from discontinued operations	(0.00)	(0.02)	(0.05)	0.03
Cumulative effect of accounting change, net of tax	0.00	—	0.00	—

Net income per share	$0.28	$0.21	$0.79	$0.75

Excluded from the calculation of diluted income per share are 7.8 million shares of common stock for the three and nine months ended September 30, 2005, and 10.4 million shares of common stock for the three months ended September 30, 2004, issuable under convertible subordinated notes as the effect of applying treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have been excluded from the computation of diluted income per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the periods stated, and, therefore, the effect would be anti-dilutive (in thousands, except exercise price data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options	3,427	11,939	9,877	10,856
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$8.04	$11.21	$4.15	$12.19

NOTE 15—REGULATORY REQUIREMENTS

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

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	September 30, 2005
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC	$54,457	$324,561	$270,104
E*TRADE Capital Markets, LLC	1,044	43,114	42,070
E*TRADE Securities LLC	250	36,394	36,144
E*TRADE Global Asset Management, Inc.	1,131	16,079	14,948
E*TRADE Capital Markets—Execution Services, LLC	281	7,182	6,901
E*TRADE Professional Trading, LLC	250	1,782	1,532
VERSUS Brokerage Service (U.S.) Inc.	100	766	666
International broker-dealers	32,308	75,126	42,818

Totals	$89,821	$505,004	$415,183

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at September 30, 2005, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2005, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2005:
Total Capital to Risk-weighted assets	$1,816,171	>11.13%	>$	1,305,836	>8.0%	>$	1,632,295	>10.0%
Tier I Capital to Risk-weighted assets	$1,756,317	>10.76%	>$	652,918	>4.0%	>$	979,377	>6.0%
Tier I Capital to Adjusted total assets	$1,756,317	>5.87%	>$	1,197,636	>4.0%	>$	1,497,045	>5.0%
December 31, 2004:
Total Capital to Risk-weighted assets	$1,533,934	>11.09%	>$	1,106,778	>8.0%	>$	1,383,472	>10.0%
Tier I Capital to Risk-weighted assets	$1,486,422	>10.74%	>$	553,389	>4.0%	>$	830,083	>6.0%
Tier I Capital to Adjusted total assets	$1,486,422	>5.83%	>$	1,019,659	>4.0%	>$	1,274,574	>5.0%

NOTE 16—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between and among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company amended its complaint in October 2005 to add additional defendants. In January 2005, the Company filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action, seeking unspecified damages according to proof at trial. The Company continues to believe that MarketXT’s complaint and counterclaims and Omar Amanat’s claims are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

The Company is subject to various other legal proceedings and claims that arise in the normal course of business, which we believe will not have a material adverse effect on our financial condition, results of operations or cash flows.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in part on the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. The regulators may also initiate investigations and take disciplinary action against the Company or its employees. Any such claims or disciplinary actions that are decided against the Company could harm the Company’s business.

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following loan commitments (in thousands):

	September 30, 2005
	Variable Rate	Fixed Rate	Total
Commitments to purchase loans:
Mortgage loans	$42,651	$92,788	$135,439
Other loans	—	6,055	6,055

Total commitments to purchase loans	$42,651	$98,843	$141,494

Commitments to originate loans:
Mortgage loans	$35,065	$217,458	$252,523
Other loans	—	370,561	370,561

Total commitments to originate loans	$35,065	$588,019	$623,084

Commitments to sell mortgage loans	$11,159	$44,115	$55,274

Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

At September 30, 2005, the Bank had commitments to purchase $1.5 billion and sell $1.1 billion in securities. In addition, the Bank had approximately $2.0 billion of certificates of deposit scheduled to mature in less than one year and $4.1 billion of unfunded commitments to extend credit.

Guarantees

The Bank provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are as follows:

•	The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Bank, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require the Bank to repurchase the loan and return all loan purchase and servicing release premiums.

•	Should any eligible mortgage loan delivered pay off prior to the receipt of the first payment, the loan purchase and servicing release premiums shall be fully refunded.

•	Should any eligible mortgage loan delivered to an investor pay off between the receipt of the first payment and a contractually designated period of time (typically 60—120 days from the date of purchase), the servicing release premiums shall be fully refunded.

Management has determined that the maximum potential liability under these guarantees is $29.7 million and $38.1 million based on all available information at September 30, 2005 and December 31, 2004, respectively. The current carrying amount of the liability recorded at September 30, 2005 is $0.8 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

In July 2005, the Company formed ETBH Capital Trust XXI, which issued 20,000 shares of Floating Rate Cumulative Preferred Securities for a total of $20 million. Net proceeds from the issuance were invested in Floating Rate Junior Subordinated Debentures that mature in 2035 and have a variable annual dividend rate at 2.40% above the three-month LIBOR, payable quarterly beginning in September 2005.

During the 30-year period prior to the redemption of these securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2005, management estimated that the maximum potential liability under this arrangement is equal to approximately $288 million or the total face value of these securities plus dividends, that may be unpaid at the termination of the trust arrangement.

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps and purchased options on forward-starting swaps, floors and caps to offset its exposure to changes in value of certain fixed rate assets. In calculating the effective portion of the fair value hedges under SFAS No. 133, the change in the fair value of the derivative is recognized currently in earnings, as is the change in value of the hedged asset attributable to the risk being hedged. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in fair value adjustments of financial derivatives in the consolidated statements of operations.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivative			Weighted-Average
					Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
September 30, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$860,000	$7,853	$(1,640)	$6,213	4.45%	3.81%	N/A	5.56
Investment securities	141,485	1,105	(3,508)	(2,403)	4.73%	3.63%	N/A	8.87
Receive-fixed interest rate swaps:
Brokered certificates of deposit	133,004	—	(2,792)	(2,792)	3.75%	5.22%	N/A	12.75
Federal Home Loan Bank advances	100,000	—	(3,317)	(3,317)	3.77%	3.64%	N/A	4.04
Purchased interest rate options(1):
Forward-starting swaps	1,555,000	22,192	—	22,192	N/A	N/A	4.86%	7.56
Floors	1,325,000	4,887	—	4,887	N/A	N/A	3.82%	3.97
Caps	920,000	22,631	—	22,631	N/A	N/A	4.87%	4.72

Total fair value hedges	$5,034,489	$58,668	$(11,257)	$47,411	4.35%	3.93%	4.50%	5.86

December 31, 2004:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$1,045,000	$3,157	$(5,099)	$(1,942)	4.42%	2.23%	N/A	6.06
Investment securities	160,885	—	(3,747)	(3,747)	4.63%	2.09%	N/A	8.83
Receive-fixed interest rate swaps:
Certificates of deposit	315,000	—	(1,901)	(1,901)	2.26%	3.39%	N/A	2.90
Federal Home Loan Bank advances	100,000	—	(1,159)	(1,159)	2.40%	3.64%	N/A	4.80
Brokered certificates of deposit	10,000	—	(160)	(160)	2.50%	5.00%	N/A	10.01
Senior notes (2)	50,000	452	—	452	5.98%	8.00%	N/A	6.46
Purchased interest rate forward-starting swaps:
Brokered certificates of deposit	20,000	12	(60)	(48)	5.25%	N/A	N/A	12.55
Mortgage-backed securities	209,000	978	—	978	3.60%	N/A	N/A	3.43
Purchased interest rate options(1):
Forward-starting swaps	335,000	9,065	—	9,065	N/A	N/A	5.98%	13.30
Floors	100,000	352	—	352	N/A	N/A	4.25%	2.75
Caps	485,000	7,221	—	7,221	N/A	N/A	6.09%	5.01

Total fair value hedges	$2,829,885	$21,237	$(12,126)	$9,111	3.93%	2.71%	5.85%	6.25

(1)	Purchased interest rate options were used to hedge the Bank’s mortgage-backed securities.
(2)	Interest rate swap agreement on the Company’s $400.0 million senior notes was none and $50.0 million at September 30, 2005 and December 31, 2004, respectively. Fair value of the senior notes of $503.7 million and $400.5 million at September 30, 2005 and December 31, 2004, respectively, are shown in Note 10.

De-designated Fair Value Hedges

During the three and nine months ended September 30, 2005, certain fair value hedges were de-designated and, therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-designation is amortized to interest expense over the original forecasted period of the underlying transactions being hedged. Changes in the fair value of these derivative instruments after the discontinuance of fair value hedge accounting are recorded in gain on sales of loans and securities, net in the consolidated statements of operations.

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses a combination of interest rate swaps and purchased options on caps and floors to hedge the variability of future cash flows associated with existing variable-rate liabilities and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements and FHLB advances are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The amounts in AOCI are then included in interest expense as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $0.7 million of net unrealized gains that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings. The Company expects to hedge the majority of forecasted issuance of liabilities over a one-to-sixteen year period.

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

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative				Weighted-Average
		Fair Value of Derivative			Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
September 30, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,025,000	$2,104	$(14,139)	$(12,035)	4.94%	3.76%	N/A	11.45
Federal Home Loan Bank advances	150,000	—	(1,857)	(1,857)	4.94%	3.80%	N/A	9.64
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,300,000	1,490	(6,299)	(4,809)	4.81%	N/A	N/A	8.80
Federal Home Loan Bank advances	400,000	2,524	(818)	1,706	4.71%	N/A	N/A	8.16
Purchased interest rate options(1):
Caps	3,325,000	81,547	—	81,547	N/A	N/A	4.46%	4.83
Floor	1,900,000	4,290	—	4,290	N/A	N/A	5.50%	3.79

Total cash flow hedges	$9,100,000	$91,955	$(23,113)	$68,842	4.84%	3.76%	4.84%	6.59

December 31, 2004:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,675,000	$—	$(33,121)	$(33,121)	4.91%	2.28%	N/A	11.12
Federal Home Loan Bank advances	425,000	—	(6,093)	(6,093)	4.68%	2.13%	N/A	9.25
Purchased interest rate forward- starting swaps:
Repurchase agreements	595,000	—	(868)	(868)	4.74%	N/A	N/A	11.16
Purchased interest rate options(1):
Caps	2,775,000	94,340	—	94,340	N/A	N/A	4.43%	6.13

Total cash flow hedges	$5,470,000	$94,340	$(40,082)	$54,258	4.84%	2.25%	4.43%	8.45

(1)	Purchased interest rate options were used to hedge the Bank’s repurchase agreements, Federal Home Loan Bank advances and HELOCs.

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

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Impact on AOCI (net of taxes):
Beginning balance	$(190,780)	$(27,717)	$(118,018)	$(123,754)
Gains (losses) on cash flow hedges related to derivatives, net	82,960	(114,417)	(16,643)	(47,748)
Reclassifications to earnings, net	8,689	13,974	35,530	43,342

Ending balance	$(99,131)	$(128,160)	$(99,131)	$(128,160)

Derivatives terminated during the quarter:
Notional	$5,025,000	$2,970,000	$12,670,000	$4,453,500
Fair value of net gains (losses) recognized in AOCI	$30,320	$(30,079)	$(44,845)	$(57,561)
Amortization of terminated interest rate swaps and options included in interest expense	$(14,027)	$(24,522)	$(57,446)	$(77,001)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 11 days to 15 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At September 30,
	2005	2004
AOCI balance (net of taxes) related to:
Open cash flow hedges	$(31,415)	$(45,147)
Discontinued cash flow hedges	(67,716)	(83,013)

Total cash flow hedges	$(99,131)	$(128,160)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in fair value adjustments of financial derivatives in the consolidated statements of operations. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Fair value hedges	$(1,240)	$(1,015)	$(3,861)	$(3,239)
Cash flow hedges	(29)	1,711	(44)	6,056

Total fair value adjustments of financial derivatives	$(1,269)	$696	$(3,905)	$2,817

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on

loans the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.5 million liability and a $1.5 million asset at September 30, 2005 and December 31, 2004, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statements of operations.

The net change in IRLCs, closed loans and the related hedging instruments generated net gains of $0.1 million and $0.6 million for the three and nine months ended September 30, 2005, respectively, and a net loss of $0.1 million and a net gain of $3.3 million for the corresponding periods in 2004.

NOTE 18—SEGMENT INFORMATION

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

	Three Months Ended September 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$86,642	$30,523	$—	$117,165
Principal transactions	—	23,793	—	23,793
Gain on sales of loans and securities, net	17,534	4,316	—	21,850
Service charges and fees	27,000	5,960	—	32,960
Other revenues	27,929	2,901	(7,910)	22,920

	159,105	67,493	(7,910)	218,688
Interest income	175,357	362,548	(113,763)	424,142
Interest expense	(63,223)	(257,641)	113,763	(207,101)

Net interest income	112,134	104,907	—	217,041
Provision for loan losses	—	(12,909)	—	(12,909)

Net interest income after provision for loan losses	112,134	91,998	—	204,132

Total revenues	271,239	159,491	(7,910)	422,820

Expense excluding interest:
Compensation and benefits	59,125	44,185	—	103,310
Occupancy and equipment	14,568	1,978	—	16,546
Communications	15,788	2,821	—	18,609
Professional services	10,550	5,594	—	16,144
Commissions, clearance and floor brokerage	11,282	27,315	(2,040)	36,557
Advertising and market development	19,363	1,825	—	21,188
Servicing and other banking expenses	1,603	17,256	(5,870)	12,989
Fair value adjustments of financial derivatives	—	1,269	—	1,269
Depreciation and amortization	14,947	4,064	—	19,011
Amortization of other intangibles	2,455	2,189	—	4,644
Facility restructuring and other exit charges	(270)	(199)	—	(469)
Other	13,439	8,530	—	21,969

Total expenses excluding interest	162,850	116,827	(7,910)	271,767

Segment income	$108,389	$42,664	$—	$151,053

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Three Months Ended September 30, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$64,005	$20,864	$—	$84,869
Principal transactions	—	24,391	—	24,391
Gain on sales of loans and securities, net	17,170	11,245	—	28,415
Service charges and fees	18,117	3,536	—	21,653
Other revenues	24,772	3,394	(7,368)	20,798

	124,064	63,430	(7,368)	180,126
Interest income	121,327	247,226	(75,549)	293,004
Interest expense	(40,296)	(164,105)	75,549	(128,852)

Net interest income	81,031	83,121	—	164,152
Provision for loan losses	—	(9,145)	—	(9,145)

Net interest income after provision for loan losses	81,031	73,976	—	155,007

Total revenues	205,095	137,406	(7,368)	335,133

Expense excluding interest:
Compensation and benefits	56,843	25,218	—	82,061
Occupancy and equipment	15,198	2,921	—	18,119
Communications	16,078	1,997	—	18,075
Professional services	10,816	5,765	—	16,581
Commissions, clearance and floor brokerage	10,892	19,738	(2,280)	28,350
Advertising and market development	8,485	808	—	9,293
Servicing and other banking expenses	2,230	11,927	(5,088)	9,069
Fair value adjustments of financial derivatives	—	(696)	—	(696)
Depreciation and amortization	17,099	2,841	—	19,940
Amortization of other intangibles	2,411	2,204	—	4,615
Facility restructuring and other exit charges	(64)	(163)	—	(227)
Other	11,130	7,160	—	18,290

Total expenses excluding interest	151,118	79,720	(7,368)	223,470

Segment income	$53,977	$57,686	$—	$111,663

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Nine Months Ended September 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$246,040	$87,352	$—	$333,392
Principal transactions	—	75,386	161	75,547
Gain on sales of loans and securities, net	51,746	32,375	—	84,121
Service charges and fees	86,907	13,956	—	100,863
Other revenues	83,295	8,412	(23,990)	67,717

	467,988	217,481	(23,829)	661,640
Interest income	464,213	983,790	(299,471)	1,148,532
Interest expense	(161,581)	(673,260)	299,309	(535,532)

Net interest income	302,632	310,530	(162)	613,000
Provision for loan losses	—	(37,946)	—	(37,946)

Net interest income after provision for loan losses	302,632	272,584	(162)	575,054

Total revenues	770,620	490,065	(23,991)	1,236,694

Expense excluding interest:
Compensation and benefits	174,397	108,536	—	282,933
Occupancy and equipment	43,646	8,971	—	52,617
Communications	47,788	8,066	—	55,854
Professional services	37,072	14,680	—	51,752
Commissions, clearance and floor brokerage	33,326	79,815	(6,426)	106,715
Advertising and market development	66,849	7,408	—	74,257
Servicing and other banking expenses	4,675	47,557	(17,565)	34,667
Fair value adjustments of financial derivatives	—	3,905	—	3,905
Depreciation and amortization	44,599	9,984	—	54,583
Amortization of other intangibles	7,713	6,825	—	14,538
Facility restructuring and other exit charges	(170)	665	—	495
Other	33,834	28,712	—	62,546

Total expenses excluding interest	493,729	325,124	(23,991)	794,862

Segment income	$276,891	$164,941	$—	$441,832

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

	Nine Months Ended September 30, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$255,391	$77,510	$—	$332,901
Principal transactions	—	91,417	—	91,417
Gain on sales of loans and securities, net	73,752	33,326	—	107,078
Service charges and fees	63,021	10,224	—	73,245
Other revenues	80,752	11,726	(24,224)	68,254

	472,916	224,203	(24,224)	672,895
Interest income	361,807	684,867	(224,110)	822,564
Interest expense	(125,691)	(468,035)	224,110	(369,616)

Net interest income	236,116	216,832	—	452,948
Provision for loan losses	—	(25,701)	—	(25,701)

Net interest income after provision for loan losses	236,116	191,131	—	427,247

Total revenues	709,032	415,334	(24,224)	1,100,142

Expense excluding interest:
Compensation and benefits	174,603	91,783	—	266,386
Occupancy and equipment	45,221	8,865	—	54,086
Communications	47,644	6,244	—	53,888
Professional services	28,779	16,611	—	45,390
Commissions, clearance and floor brokerage	44,335	74,233	(9,176)	109,392
Advertising and market development	41,756	4,057	—	45,813
Servicing and other banking expenses	6,046	35,083	(15,048)	26,081
Fair value adjustments of financial derivatives	—	(2,817)	—	(2,817)
Depreciation and amortization	49,822	9,551	—	59,373
Amortization of other intangibles	10,102	5,115	—	15,217
Facility restructuring and other exit charges	(764)	(469)	—	(1,233)
Other	33,349	29,522	—	62,871

Total expenses excluding interest	480,893	277,778	(24,224)	734,447

Segment income	$228,139	$137,556	$—	$365,695

Segment Assets:
As of September 30, 2005	$5,442,884	$30,759,587	$—	$36,202,471
As of December 31, 2004	$5,294,487	$25,738,096	$—	$31,032,583

(1)	Reflects elimination of transactions between retail and institutional segments, which include deposit transfer pricing, servicing and order flow rebates.

No single customer accounted for more than 10% of total revenues in the three and nine months ended September 30, 2005 or 2004.

NOTE 19—SUBSEQUENT EVENTS

Acquisition of BrownCo

On September 29, 2005, the Company signed a definitive agreement to acquire BrownCo, an online brokerage service of JP Morgan Chase & Co, for $1.6 billion in cash. The transaction is expected to close in late 2005.

Acquisition of Harrisdirect

On October 6, 2005, the Company completed the acquisition of the U.S.-based online brokerage operations of Harrisdirect from BMO Financial Group for an aggregate amount of $700 million in cash.

Exchangeable Shares

On October 19, 2005, the Company began the process to call and exchange all of its outstanding Exchangeable Shares. Upon exchange, these shares will be converted on a one-for-one basis for the Company’s common stock.

Additional Senior Note Offering

On October 28, 2005, the Company issued $250 million in 7 3/8% senior notes due in 2013. This offering is an add-on to $350 million of senior notes issued in September 2005 and pursuant to the indenture dated September 19, 2005. The notes were issued at a discount of $2.5 million which will be accreted over the term of the notes. The Company intends to apply substantially all of the net proceeds from this offering toward the financing of its acquisition of BrownCo.

Universal Shelf Registration

On October 28, 2005, the Company filed a universal shelf registration statement for the purposes of issuing, in the future, various securities not to exceed $2.5 billion. The securities which the Company may issue in any combination pursuant to the shelf registration statement include: senior notes; debt securities, subordinated debt securities; common stock; preferred stock; warrants; purchase contracts and units. As of October 31, 2005, the Company has not issued any securities under this shelf registration statement.

Sale of Consumer Lending Business

On October 31, 2005, the Company completed the sale of the origination and servicing business of E*TRADE Consumer Finance to GE Consumer Finance’s Retail Sales Finance unit, for a $58.0 million premium over book value. The Company may receive an additional $2.0 million upon reaching other milestones. The Company expects to record a gain of approximately $45 million upon close of the sale.

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

OVERVIEW

Key Strategy

Our strategy to enhance shareholder value centers on achieving growth in our retail business and leveraging that growth in our institutional business. The primary drivers of growth are the acquisition, expansion and retention of customer relationships. We strive to achieve such growth in our customer base by providing product offerings built around price, functionality and service. We also intend to grow through appropriate and targeted acquisitions which leverage our existing business platform.

During the third quarter of 2005, we signed definitive purchase agreements to acquire Harrisdirect and BrownCo. Each transaction brings a high quality customer base with significant asset, cash and credit relationships. In addition, both transactions will bring us Daily Average Revenue Trades (“DART”s), which add scale to our trading business and carry a high incremental margin.

Key Factors Affecting Financial Performance

Our financial performance is affected by several external factors outside of our control, including:

•	general economic conditions;

•	customer demand for our products and services;

•	competitor pricing on similar products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance of the equity and capital markets.

In addition to the items noted above, our success for the remainder of 2005 will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of E*TRADE Complete, which includes our investing, deposits and lending products;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Earnings Highlights

Consolidated net income for the three months ended September 30, 2005 was $107.5 million, or $0.28 per diluted share, compared with net income of $79.3 million, or $0.21 per diluted share for the same period in 2004.

Consolidated net income for the nine months ended September 30, 2005 was $301.1 million, or $0.79 per diluted share, compared with net income of $290.7 million, or $0.75 per diluted share for the same period in 2004.

Highlights of the three months ended September 30, 2005 include:

•	DARTs increased 29% compared with the third quarter 2004. This increase was driven by a combination of our overall focus on price, functionality and service for our retail trading customers as well as overall market performance.

•	Net interest income increased 32% compared with the third quarter of 2004. This increase was a result of higher interest-earning assets as well as an increase in interest rate spread. The continued growth of customer cash is the primary factor that led to the increase in interest rate spread.

•	Asset quality remained very strong. The ratio of nonperforming loans to total loans fell to 0.13% at September 30, 2005 from 0.17% at September 30, 2004.

•	Average retail deposits increased $1.6 billion, or 14% compared with the same period in 2004. This increase was partially driven by organic growth in certificates of deposit, money market and demand deposit accounts as well as organic growth of and conversion into the Sweep Deposit Account (“SDA”).

Balance Sheet Highlights

Total assets were $36.2 billion at September 30, 2005, up $5.2 billion from December 31, 2004. This increase was primarily attributable to a $5.9 billion increase in loans receivable, net, slightly offset by a $1.4 billion decrease in available-for-sale mortgage-backed and investment securities.

Loans receivable, net were $17.5 billion at September 30, 2005 and $11.5 billion at December 31, 2004. This increase was driven by a targeted effort to grow our one- to four-family and Home Equity Line of Credit (“HELOC”) and second mortgage portfolios. The one- to four-family portfolio grew $3.4 billion and the HELOCs and second mortgage portfolio grew $2.4 billion during the first nine months of 2005. Loans receivable, net represented 48% of total assets at September 30, 2005 up from 37% at December 31, 2004.

The growth in loans was offset by a decline in our available-for-sale mortgage-backed and investment securities portfolio. This portfolio declined by $1.4 billion during the first nine months of 2005. This decrease was due to the planned growth in loans noted above.

Deposits were $14.6 billion, up 18% during the first nine months of 2005. The increase was driven by organic growth in certificates of deposit, money market and demand deposit accounts as well as by conversions into the SDA. Deposits are our lowest cost source of funding and an important contributor to growth in net interest income.

Other borrowings by Bank subsidiary were up 161%, or $2.8 billion, during the first nine months of 2005. The increase was driven by growth in FHLB advances, shifting our funding sources from securities sold under agreements to repurchase. The Bank’s primary sources of wholesale funding are from FHLB advances and securities sold under agreements to repurchase. We determine which source of funding to use based on pricing, liquidity and capacity during each period.

Segment Highlights

Total segment income increased 35% to $151.1 million for the three months ended September 30, 2005 and 21% to $441.8 million for the nine months ended September 30, 2005 from the comparable periods in 2004. A summary of results for both the third quarter 2005 and the nine months ended September 30, 2005 follows:

Retail

Retail segment income totaled $108.4 million for the third quarter 2005 compared with $54.0 million for the third quarter 2004. This 100% increase in income was primarily driven by growth in deposits, margin balance, and DARTs.

Retail segment income totaled $276.9 million for the first nine months of 2005 compared with $228.1 million for the first nine months of 2004. This 21% growth in income was primarily driven by growth in deposits and margin balances.

Institutional

Institutional segment income totaled $42.7 million for the third quarter 2005 compared with $57.7 million for the third quarter 2004. This 26% decrease in income compared to the prior year was driven by increased compensation expense due to the adoption of SFAS No. 123(R) and increased volume-related compensation, slightly offset by increased net interest income.

Institutional segment income totaled $164.9 million for the first nine months of 2005 compared with $137.6 million for the first nine months of 2004. This 20% increase in income compared to the prior year was driven by increased net interest income. The increase in net interest income was driven by increased retail deposits which were then leveraged by the institutional segment to grow the balance sheet, thereby, increasing average interest-earning banking assets by 25% to $27.0 billion for the nine months ended September 30, 2005 from $21.5 billion for the same period in 2004.

EARNINGS OVERVIEW

During the three months ended September 30, 2005, net income from continuing operations was $108.6 million, an increase of $21.5 million, or 25%, compared to $87.1 million for the three months ended September 30, 2004. During the nine months ended September 30, 2005, net income from continuing operations was $318.6 million compared to $279.8 million for the nine months ended September 30, 2004. We produced strong growth in deposits, margin balances and DARTs, revenue growth exceeded expense growth and we saw further improvement in the Bank net interest rate spread. The following sections describe in more detail the changes in key operating factors, and other changes and events that have affected our consolidated net revenues, expenses excluding interest and other income.

Revenues

As shown in the following table, net revenues increased 26% to $422.8 million for the three months ended September 30, 2005 and 12% to $1.2 billion for the nine months ended September 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended September 30,		Variance	Percentage Change	Nine Months Ended September 30,		Variance	Percentage Change
	2005	2004			2005	2004
Revenues:
Commissions	$117,165	$84,869	$32,296	38%	$333,392	$332,901	$491	—%
Principal transactions	23,793	24,391	(598)	(2)%	75,547	91,417	(15,870)	(17)%
Gain on sales of loans and securities, net	21,850	28,415	(6,565)	(23)%	84,121	107,078	(22,957)	(21)%
Service charges and fees	32,960	21,653	11,307	52%	100,863	73,245	27,618	38%
Other revenues	22,920	20,798	2,122	10%	67,717	68,254	(537)	(1)%

Interest income	424,142	293,004	131,138	45%	1,148,532	822,564	325,968	40%
Interest expense	(207,101)	(128,852)	(78,249)	(61)%	(535,532)	(369,616)	(165,916)	(45)%

Net interest income	217,041	164,152	52,889	32%	613,000	452,948	160,052	35%
Provision for loan losses	(12,909)	(9,145)	(3,764)	(41)%	(37,946)	(25,701)	(12,245)	(48)%

Net interest income after provision for loan losses	204,132	155,007	49,125	32%	575,054	427,247	147,807	35%

Total net revenues	$422,820	$335,133	$87,687	26%	$1,236,694	$1,100,142	$136,552	12%

An overview of the key revenue drivers that we use to measure and explain the results of our operations are presented in the following table:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2005	2004		2005	2004
DARTs	125,534	97,404	29%	125,047	126,973	(2)%
Average commission per revenue trade	$10.78	$10.27	5%	$10.41	$10.70	(3)%
Average margin balances (in millions)	$2,286	$2,043	12%	$2,241	$2,052	9%
Average Bank net interest spread (basis points)	223	213	5%	221	202	9%
Average interest-earning banking assets (in millions)	$28,303	$23,091	23%	$26,980	$21,510	25%

Commission revenues increased 38% to $117.2 million for the three months ended September 30, 2005 and were flat for the nine months ended September 30, 2005, from the comparable periods in 2004. The combination of a higher average commission per revenue trade and higher volumes led to the increase in total commission for the quarter. Despite the decline in average commission per revenue trade and lower volumes for the nine months ended September 30, 2005, commission revenues increased slightly for the nine months ended September 30, 2005 from the comparable period in 2004 due to an increase in institutional commission revenues. We earn commissions when retail and institutional customers execute trades. The primary factors that affect our commissions are DARTs and average commission per revenue trade. The average commission per revenue trade is impacted by the mix between and within our domestic, international and professional businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per revenue trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per revenue trade. The Company also provides institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Principal transactions decreased 2% to $23.8 million for the three months ended September 30, 2005 and 17% to $75.5 million for the nine months ended September 30, 2005 from the comparable periods in 2004. Principal transactions decreased due to lower market-making volumes and lower market volatility. Principal transactions primarily include revenues from market-making. As such, our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

As shown in the following table, gain on sales of loans and securities, net decreased 23% to $21.9 million for the three months ended September 30, 2005 and 21% to $84.1 million for the nine months ended September 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2005	2004	$ Amount	%	2005	2004	$ Amount	%
Gain on sales of originated loans:
Mortgage loans	$12,371	$10,933	$1,438	13%	$32,513	$54,429	$(21,916)	(40)%
Consumer loans(1)	2,440	4,203	(1,763)	(42)%	14,634	10,400	4,234	41%

Gain on sales of originated loans	14,811	15,136	(325)	(2)%	47,147	64,829	(17,682)	(27)%

Loss on sales of loans held-for-sale, net:
Gain (loss) on sales of loans held-for-sale	(853)	1,610	(2,463)	*	(1,297)	5,159	(6,456)	*
Gain (loss) on hedges	345	(3,201)	3,546	*	95	(6,774)	6,869	*
Loss on loan prepayments	(35)	(241)	206	85%	(240)	(1,226)	986	80%

Loss on sales of loans held-for-sale, net	(543)	(1,832)	1,289	70%	(1,442)	(2,841)	1,399	49%

Gain on sales of securities, net:
Gain on sales of securities	15,025	24,375	(9,350)	(38)%	77,740	58,633	19,107	33%
Impairment	(7,393)	(9,264)	1,871	20%	(38,343)	(13,543)	(24,800)	*
Loss on hedges	(50)	—	(50)	*	(981)	—	(981)	*

Gain on sales of securities, net	7,582	15,111	(7,529)	(50)%	38,416	45,090	(6,674)	(15)%

Total gain on sales of loans and securities, net	$21,850	$28,415	$(6,565)	(23)%	$84,121	$107,078	$(22,957)	(21)%

*	Percentage not meaningful.
(1)	Consumer loans originated by our retail segment and sold to our institutional segment were sold at an arm’s length transfer price. The gains/losses associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net for the three and nine months ended September 30, 2005 was primarily due to the following reasons:

•	Decline of $17.7 million in gain on sales of originated loans for the nine months ended September 30, 2005. The decline in gain on sales of originated loans for the period was mainly due to higher interest rates, which resulted in lower volumes of mortgage loans.

•	Declines of $7.5 million and $6.7 million, respectively, in gain on sales of securities, net. The decline in gain on sales of securities, net for the three months ended September 30, 2005 was primarily attributable to a $9.4 million decline in gain on sales of mortgage-backed and investment securities, partially offset by a decrease in the recognition of other-than-temporary impairments on securities. The gain on sales of securities, net for the nine months ended September 30, 2005 declined primarily due to the recognition of $38.3 million other-than-temporary impairments on asset-backed and interest-only securities compared to the $13.5 million other-than-temporary impairments for the same period in 2004. These impairments were partially offset by increases of $19.1 million from the net gains on sales of interest-only and investment securities.

Service charges and fees increased 52% to $33.0 million for the three months ended September 30, 2005 and 38% to $100.9 million for the nine months ended September 30, 2005 from the comparable periods in 2004. These increases are primarily due to increases in account service fees of $6.7 million and $20.4 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The increase in account service fees is due to an increase in account service fees charged from $25 to $40 per quarter, beginning the first quarter of 2005, for customers who did not meet certain criteria for balance and/or activity levels. Service charges and fees represent account service fees, servicing fee income and other customer service fees.

Other revenues increased 10% to $22.9 million for the three months ended September 30, 2005 and decreased 1% to $67.7 million for the nine months ended September 30, 2005 from the comparable periods in 2004. Other revenues increased during the third quarter due to increased options and foreign exchange margin revenues, offset by decreases relating to the closure of certain of our proprietary funds during the second quarter of 2005. Other revenues represent foreign exchange margin revenues, stock plan administration products revenues and other revenues ancillary to our retail customer transactions.

The following tables present average balance, income and expense data, related interest yields and rates, and Bank net interest spread for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30, 2005			Three Months ended September 30, 2004
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$17,024,600	$232,004	5.45%	$10,305,473	$124,835	4.85%
Mortgage-backed and related available-for-sale securities	9,059,130	97,537	4.31%	8,579,174	86,137	4.02%
Available-for-sale investment securities	1,728,134	24,122	5.58%	3,314,544	33,981	4.10%
Trading securities	186,377	2,792	5.99%	681,326	5,528	3.24%
Other	304,856	2,485	3.23%	210,596	1,845	3.48%

Total interest-earning banking assets(2)	28,303,097	$358,940	5.07%	23,091,113	$252,326	4.37%

Non-interest-earning banking assets	528,215			419,246

Total banking assets	$28,831,312			$23,510,359

Interest-bearing banking liabilities:
Retail deposits	$13,095,471	$57,710	1.75%	$11,516,741	$41,042	1.42%
Brokered callable certificates of deposit	540,575	4,815	3.53%	378,241	2,381	2.50%
Repurchase agreements and other borrowings	9,510,214	91,520	3.77%	9,038,526	67,902	2.94%
FHLB advances	4,093,294	40,914	3.91%	1,117,619	12,732	4.46%

Total interest-bearing banking liabilities	27,239,554	$194,959	2.84%	22,051,127	$124,057	2.24%

Non-interest-bearing banking liabilities	273,685			346,631

Total banking liabilities	27,513,239			23,397,758
Total banking shareholder’s equity	1,318,073			1,112,601

Total banking liabilities and shareholder’s equity	$28,831,312			$23,510,359

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,063,543	$163,981		$1,039,986	$128,269

Bank net interest:
Spread			2.23%			2.13%

Margin (net yield on interest-earning banking assets)			2.32%			2.22%

Average interest-earning banking assets to interest-bearing banking liabilities			103.90%			104.72%

Return on average(3) (4):
Total banking assets			0.96%			0.91%

Total banking shareholder’s equity			21.06%			19.24%

Average equity to average total banking assets			4.57%			4.73%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $2.6 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results.

	Nine Months Ended September 30, 2005			Nine Months ended September 30, 2004
	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost	Average Balance	Interest Income/ Expense	Average Annualized Yield/Cost
Interest-earning banking assets:
Loans receivable, net(1)	$14,517,416	$569,191	5.23%	$9,523,482	$346,666	4.85%
Mortgage-backed and related available-for-sale securities	9,139,878	285,366	4.16%	8,055,147	241,896	4.00%
Available-for-sale investment securities	2,796,517	107,410	5.12%	2,958,567	87,133	3.93%
Trading securities	308,240	9,631	4.17%	756,926	18,146	3.20%
Other	218,262	5,800	3.55%	215,629	5,548	3.44%

Total interest-earning banking assets(2)	26,980,313	$977,398	4.83%	21,509,751	$699,389	4.34%

Non-interest-earning banking assets	467,642			479,059

Total banking assets	$27,447,955			$21,988,810

Interest-bearing banking liabilities:
Retail deposits	$12,407,871	$147,570	1.59%	$11,681,921	$132,845	1.52%
Brokered callable certificates of deposit	429,568	10,818	3.37%	369,877	6,996	2.53%
Repurchase agreements and other borrowings	9,995,414	261,492	3.45%	7,546,832	184,128	3.21%
FHLB advances	3,026,553	86,358	3.76%	1,002,062	33,598	4.41%

Total interest-bearing banking liabilities	25,859,406	$506,238	2.62%	20,600,692	$357,567	2.32%

Non-interest-bearing banking liabilities	320,168			323,384

Total banking liabilities	26,179,574			20,924,076
Total banking shareholder’s equity	1,268,381			1,064,734

Total banking liabilities and shareholder’s equity	$27,447,955			$21,988,810

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,120,907	$471,160		$909,059	$341,822

Bank net interest:
Spread			2.21%			2.02%

Margin (net yield on interest-earning banking assets)			2.33%			2.12%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.33%			104.41%

Return on average(3) (4):
Total banking assets			0.99%			0.90%

Total banking shareholder’s equity			21.43%			18.59%

Average equity to average total banking assets			4.62%			4.84%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes a taxable equivalent increase in interest income of $7.9 million and $4.6 million for the nine months ended September 30, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculated based on standalone Bank results.

Net interest income increased 32% to $217.0 million for the three months ended September 30, 2005 and 35% to $613.0 million for the nine months ended September 30, 2005 from the comparable periods in 2004. The increase in net interest income is primarily due to an increase in interest-earning banking assets, margin loan balances and an increase in net interest spread. Net interest income represents interest earned on interest-earning banking assets (primarily loans receivable and mortgage-backed and related available-for-sale securities), margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts, net of interest paid on interest-bearing banking liabilities (primarily customer deposits, repurchase agreements, other borrowings and advances from the FHLB), paid to customers on certain credit balances and to banks and other broker-dealers through our brokerage subsidiary’s stock loan program. Net interest spread is the difference between the weighted-average yields earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities.

In recent years, we have managed our interest rate risk at our Bank to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and flexibility to take advantage of, where appropriate, changing interest rates and to adjust to changing market conditions. We anticipate that interest rates will continue to rise in 2005 and that the overall impact of a rise in long-term interest rates will be beneficial to net interest income. If the interest rate yield curve continues to flatten or inverts, we expect these conditions to have a negative impact on net interest income. We believe growth in customer cash balances will offset this risk of a decline in net interest income.

Average interest-earning banking assets increased 23% to $28.3 billion for the three months ended September 30, 2005 and increased 25% to $27.0 billion for the nine months ended September 30, 2005 from the comparable periods in 2004. Bank net interest spread increased to 223 and 221 basis points for the three and nine months ended September 30, 2005 from 213 and 202 basis points for the comparable periods in 2004. The increase in average interest-earning banking assets is mainly driven by an increase in loans receivable, net. The increase in Bank net interest spread for the three months ended September 30, 2005 primarily reflects an increase of 70 basis points, in the average annualized yield on interest-earning banking assets, with only an increase of 60 basis points in the average annualized cost of interest-bearing banking liabilities. The yields on liabilities increased at a lower rate than assets due to growth in low cost retail deposits, including the SDA. For the nine months ended September 30, 2005, we also saw these same trends in our average annual yield and cost, also resulting in higher Bank net interest spread.

Provision for loan losses increased 41% to $12.9 million for the three months ended September 30, 2005 and 48% to $37.9 million for the nine months ended September 30, 2005 from the comparable periods in 2004. The provision for loan losses reflects the Company’s estimate of loan losses that occurred in the current period and adjustments to prior period estimates. We adjust this provision to reflect changes in the size, composition and seasoning of the loans that the Bank holds. A seasoned loan is a loan that has been in existence long enough for the borrower to demonstrate a history of good payments. For the three months ended September 30, 2005, the increase in the provision for loan losses is related to increased provisions in the consumer loan portfolio. For the nine months ended September 30, 2005, the increase in the provision for loan losses is primarily related to growth in our one- to four-family and HELOC portfolios. We expect loan growth to continue to impact the provision for loan losses during the remainder of 2005. See “Balance Sheet Overview” for additional information regarding factors impacting the provision for loan losses.

Expenses Excluding Interest

As shown in the following table, expenses excluding interest increased 22% to $271.8 million for the three months ended September 30, 2005 and 8% to $794.9 million for the nine months ended September 30, 2005 from the comparable periods in 2004 (dollars in thousands):

	Three Months Ended September 30,		Variance	Percentage Change	Nine Months Ended September 30,		Variance	Percentage Change
	2005	2004			2005	2004
Expenses excluding interest:
Compensation and benefits	$103,310	$82,061	$21,249	26%	$282,933	$266,386	$16,547	6%
Occupancy and equipment	16,546	18,119	(1,573)	(9)%	52,617	54,086	(1,469)	(3)%
Communications	18,609	18,075	534	3%	55,854	53,888	1,966	4%
Professional services	16,144	16,581	(437)	(3)%	51,752	45,390	6,362	14%
Commissions, clearance and floor brokerage	36,557	28,350	8,207	29%	106,715	109,392	(2,677)	(2)%
Advertising and marketing development	21,188	9,293	11,895	*	74,257	45,813	28,444	62%
Servicing and other banking expenses	12,989	9,069	3,920	43%	34,667	26,081	8,586	33%
Fair value adjustments of financial derivatives	1,269	(696)	1,965	*	3,905	(2,817)	6,722	*
Depreciation and amortization	19,011	19,940	(929)	(5)%	54,583	59,373	(4,790)	(8)%
Amortization of other intangibles	4,644	4,615	29	1%	14,538	15,217	(679)	(4)%
Facility restructuring and other exit charges	(469)	(227)	(242)	*	495	(1,233)	1,728	*
Other	21,969	18,290	3,679	20%	62,546	62,871	(325)	(1)%

Total expenses excluding interest	$271,767	$223,470	$48,297	22%	$794,862	$734,447	$60,415	8%

*	Percentage not meaningful

Increases in compensation and benefits are due to the initial adoption of expensing employee stock options, under SFAS No. 123(R), in the third quarter, and increases in volume- and performance-based compensation. Increases in expenses for commissions, clearance and floor brokerage are due to an increase in overall trading volumes resulting in higher variable commissions, clearance and floor brokerage costs for the three and nine months ended September 30, 2005. Increases in advertising and marketing development are due to increased advertising spend associated with our launch of E*TRADE Complete in 2005. Increases in servicing and other banking expenses are due primarily to higher servicing expense related to an increase in mortgage loans serviced.

Other Income

Other income was $14.8 million and $46.3 million for the three and nine months ended September 30, 2005 as compared to $18.5 million and $56.6 million for the comparable periods in 2004. The decreases are primarily related to lower gain on sale of investments, offset by the loss on early extinguishment of debt in 2004. During the nine months ended September 30, 2005, we sold shares of our investments in SBI, Archipelago Holdings and Ameritrade Holding Corporation resulting in gains of $68.6 million. During the nine months ended September 30, 2004, gain on sale and impairment of investments was primarily related to gain on sale of our investments in SBI in the amount of $109.9 million.

Income Tax Expense

Income tax expense from continuing operations increased 33% to $57.3 million for the three months ended September 30, 2005 and 20% to $169.5 million for the nine months ended September 30, 2005 from the comparable periods in 2004. The increase in income tax expense is principally related to the increase in income over the comparable periods.

SEGMENT RESULTS REVIEW

Retail

Retail segment income increased over 100% to $108.4 million for the three months ended September 30, 2005 and 21% to $276.9 million for the nine months ended September 30, 2005 from the comparable periods in

2004. Our retail segment generates revenues and earnings through our investing, trading, banking and lending relationships with our retail customers. These relationships drive essentially five sources of revenues including commissions, gain on loan originations, net interest income, service charges and fees and other revenues. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships.

The increase in retail segment income for the three and nine months ended September 30, 2005 was due to an increase in net revenue primarily driven by an increase in commissions and net interest income. DARTs increased 29% for the three months ended September 30, 2005 compared to the same period in 2004. Average commission per trade increased 5% to $10.78 for the three months ended September 30, 2005 compared to $10.27 for the same period in 2004. The increase in retail segment revenue for the nine months ended September 30, 2005 is primarily due to an increase in net interest income, partially offset by a decrease in commissions. For the nine months ended September 30, 2005, DARTs declined 2% compared to the same period in 2004. Average commission per trade declined 3% to $10.41 for the nine months ended September 30, 2005 compared to $10.70 for the same period in 2004. For the three and nine months ended September 30, 2005, retail net interest income increased approximately $31.1 million and $66.5 million compared to the same periods in 2004. The increases were driven by an increase in both the balance and the net interest spread we earn on our retail deposits for the three and nine months ended September 30, 2005. In addition, the increase was driven by higher average margin debt which continues to be strong for the retail segment, with average balances increasing 12% and 9%, to $2.29 billion and $2.24 billion for the three and nine months ended September 30, 2005, respectively, compared to $2.04 billion and $2.05 billion for the same periods in 2004. Gain on sales of loans and securities, net increased 2% for the three months ended September 30, 2005 compared to the same period in 2004; however, it declined 30% in 2005 compared to the nine months ended September 30, 2004. Service charges and fees increased by 49% and 38% in 2005 compared to the three and nine months ended September 30, 2004, respectively, primarily due to an increase in account service fees.

Institutional

Institutional segment income decreased 26% to $42.7 million for the three months ended September 30, 2005 from the comparable period in 2004. Institutional segment income increased 20% to $164.9 million for the nine months ended September 30, 2005 from the comparable period in 2004. Our institutional segment generates revenues and earnings from Bank balance sheet management activities, market-making and global execution and settlement services.

The decline in segment income for the three months ended September 30, 2005 was due to a 16% increase in segment revenue while total expenses increased by 47%. The increase in segment income for the nine months ended September 30, 2005 was attributable to an 18% increase in segment revenue while total expenses only increased by 17%. The increase in revenues resulted from higher net interest income due to higher average interest-earning banking assets and increased net interest spread. The increase in net interest spread was partially driven by a shift from lower yielding securities to higher yielding loans. The increase in expenses was driven by an increase in compensation expense as a result of our initial adoption of expensing options under SFAS No 123(R) and increases in volume- and performance-based compensation, as well as by higher commissions, clearance and floor brokerage due to an increase in overall trading volumes and higher servicing expenses related to an increase in loans serviced. We continue to benefit from our balance sheet integration across the retail and institutional segments. These efforts partly led to an increase in average interest-earning banking assets, primarily loans receivable, of $5.2 billion and $5.5 billion during the three and nine months ended September 30, 2005 compared to the same periods in 2004. Bank net interest spread increased to 223 basis points and 221 basis points for the three and nine months ended September 30, 2005, from 213 basis points and 202 basis points for the three and nine months ended September 30, 2004. This increase in Bank net interest spread was achieved despite a continued flattening of the yield curve during 2005 as higher yields on higher interest-earning banking assets more than offset the increase in the cost of short-term borrowings resulting from higher short-term interest rates.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of the Company’s balance sheets (dollars in thousands):

	September 30, 2005	December 31, 2004	Percentage Change
Assets:
Cash and equivalents	$1,389,562	$939,906	48%
Brokerage receivables, net	3,764,410	3,034,548	24%
Trading securities	227,381	593,245	(62)%
Available-for-sale mortgage-backed and investment securities	11,174,666	12,543,818	(11)%
Loans receivable, net	17,534,081	11,505,755	52%
Loans held-for-sale	151,247	279,280	(46)%
Other assets	1,961,124	2,136,031	(8)%

Total assets	$36,202,471	$31,032,583	17%

Liabilities and shareholders’ Equity:
Brokerage payables	$3,734,558	$3,618,892	3%
Deposits	14,550,696	12,302,974	18%
Securities sold under agreements to repurchase	9,072,914	9,897,191	(8)%
Other borrowings by Bank subsidiary	4,594,813	1,760,732	161%
Corporate debt	1,038,819	585,617	77%
Other liabilities	696,376	638,975	9%

Total liabilities	33,688,176	28,804,381	17%

Shareholders’ equity	2,514,295	2,228,202	13%

Total liabilities and shareholders’ equity	$36,202,471	$31,032,583	17%

Total assets increased 17% during the nine months ended September 30, 2005. This increase was driven primarily by an increase in loans receivable, offset by a decrease in available-for-sale mortgage-backed and investment securities. An analysis of changes in certain balance sheet components follows:

Loans Receivable, net

Loans receivable, net are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004	Percentage Change
Real estate loans:
One- to four-family	$7,217,843	$3,669,594	97%
HELOC and second mortgage	6,035,013	3,617,074	67%
Consumer loans:
RV	2,751,985	2,542,645	8%
Marine	773,876	720,513	7%
Automobile	298,686	583,354	(49)%
Credit card	188,732	203,169	(7)%
Other	60,047	21,159	184%
Unamortized premiums, net	267,753	195,928	37%
Allowance for loan losses	(59,854)	(47,681)	26%

Total loans receivable, net	$17,534,081	$11,505,755	52%

Loans receivable, net represented 48% of total assets at September 30, 2005 and 37% of total assets at December 31, 2004. The increase of $6.0 billion to $17.5 billion at September 30, 2005 was due to a targeted effort to grow our one- to four-family and HELOC portfolios. These two portfolios now represent 76% of total loans, net up from 63% at December 31, 2004.

Allowance for Loan Losses

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

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other (1)		Real Estate		Total
	Allowance	Allowances as % of consumer loans held-for- investment	Allowance	Allowances as % of real estate loans held-for- Investment	Allowance	Allowances as % of total loans held-for- investment
September 30, 2005	$31,338	0.76%	$28,516	0.21%	$59,854	0.34%
June 30, 2005	$29,826	0.72%	$25,592	0.22%	$55,418	0.35%
March 31, 2005	$29,732	0.70%	$22,152	0.25%	$51,844	0.40%
December 31, 2004	$29,686	0.72%	$17,995	0.24%	$47,681	0.41%

(1)	Primarily RV, marine, automobile and credit card loans.
(2)	Primarily one- to four-family mortgage loans and HELOCs.

In determining the allowance for loan losses, we allocate a portion of allowance to its various loan product categories based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Allowance for loan losses, beginning of period	$55,418	$40,938	$47,681	$37,847
Provision for loan losses	12,909	9,145	37,946	25,701
Purchased reserve	—	1,548	—	1,548
Charge-offs	(13,037)	(14,111)	(40,347)	(38,125)
Recoveries	4,564	5,374	14,574	15,923

Net charge-offs	(8,473)	(8,737)	(25,773)	(22,202)

Allowance for loan losses, end of period	$59,854	$42,894	$59,854	$42,894

For the three months ended September 30, 2005, net charge-offs were moderately lower than the prior period as lower net charge-offs on automobile and RV loans more than offset higher net charge-offs on our credit card portfolio. For the nine months ended September 30, 2005, net charge-offs were 16% higher than the prior period due primarily to higher net charge-offs on our credit card and real estate loan portfolios, offset partially by lower net charge-offs on automobile loans. The increase in net charge-offs was due to growth in loans receivable during the period and not indicative of a decline in credit quality.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (in thousands):

	September 30, 2005	December 31, 2004
Real estate loans	$17,154	$13,784
Consumer and other loans	6,219	6,171

Total nonperforming loans, net	23,373	19,955
REO and other repossessed assets, net	3,051	5,367

Total nonperforming assets, net	$26,424	$25,322

Total nonperforming assets, net, as a percentage of total Bank assets	0.08%	0.10%

Total allowance for loan losses as a percentage of total nonperforming loans, net	256%	239%

We expect that the amount of nonperforming loans will change due to portfolio growth, portfolio seasoning, and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower.

The increase in total nonperforming assets, net from December 31, 2004 reflects an increase in real estate nonperforming loans, offset by a decrease in REO and other repossessed assets. The increase in real estate nonperforming loans was driven by growth in the overall size of the portfolio to $17.5 billion, up $6.0 billion from December 31, 2004. The decrease in REO and other repossessed assets, net was due to a combination of sales and charge-offs during the first nine months of 2005.

During the nine months ended September 30, 2005, we recognized $0.6 million of interest on loans that were in nonperforming status at September 30, 2005. If our nonperforming loans at September 30, 2005 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $0.7 million during the three months ended September 30, 2005.

Mortgage-Backed and Investment Securities Available-for-Sale

Available-for-sale securities are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004	Percentage Change
Mortgage-backed securities:
Federal National Mortgage Association	$6,202,006	$5,062,204	23%
Government National Mortgage Association	2,231,213	2,710,808	(18)%
Collateralized mortgage obligations	901,000	1,251,941	(28)%
Other	24,993	27,116	(8)%

Total mortgage-backed securities	9,359,212	9,052,069	3%

Investment securities:
Asset-backed securities	1,121,569	2,796,429	(60)%
Publicly traded equity securities	393,142	374,842	5%
Other	300,743	320,478	(6)%

Total investment securities	1,815,454	3,491,749	(48)%

Total available-for-sale securities	$11,174,666	$12,543,818	(11)%

Available-for-sale securities represented 31% of total assets at September 30, 2005 and 40% of total assets at December 31, 2004. The decrease of $1.4 billion to $11.2 billion at September 30, 2005 was driven by a planned reduction in our asset-back securities portfolio. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. During the period, we performed a balance sheet review and decided to reduce our securities portfolio of asset-backed securities in light of the anticipated interest rate environment.

Deposits

Deposits are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004	Percentage Change
Sweep deposit account	$7,442,479	$6,167,436	21%
Money market accounts	3,791,669	3,340,245	14%
Certificates of deposit	2,408,694	2,069,674	16%
Other	907,854	725,619	25%

Total deposits	$14,550,696	$12,302,974	18%

Deposits represented 43% of total liabilities at September 30, 2005 and December 31, 2004. Deposits increased $2.2 billion to $14.6 billion at September 30, 2005, driven by a $1.3 billion increase in the SDA, a $0.5 billion increase in money market accounts and a $0.3 billion increase in certificates of deposit.

The increase in the SDA was driven equally by organic growth of existing customer balance and conversions from money market funds. The increase in money market accounts was the result of our focused attention to sales and retention efforts for these customers, as well as the overall impact of E*TRADE Complete. The SDA, money market accounts and certificates of deposit generally provide us the benefit of lower interest costs, compared with wholesale funding. The increases in the balances of these accounts are the product of the core customer relationship that we maintain within our retail segment. The increase in certificates of deposit reflects the renewed customer interest in the product as a result of focused retention efforts coupled with a higher overall interest rates offered in this product.

Other Borrowings by Bank Subsidiary

Other borrowings by Bank subsidiary are summarized as follows (in thousands):

	September 30, 2005	December 31, 2004	Percentage Change
FHLB advances	$4,316,683	$1,487,841	190%
Subordinated debentures	275,480	255,300	8%
Other	2,650	17,591	(85)%

Total other borrowings by Bank subsidiary	$4,594,813	$1,760,732	161%

Other borrowings by Bank subsidiary represented 14% of total liabilities at September 30, 2005 and 6% of total liabilities at December 31, 2004. The increase of $2.8 billion during the nine months ended September 30, 2005 was primarily due to an increase in FHLB advances. The Bank’s primary sources of wholesale funding are from FHLB advances and securities sold under agreements to repurchase. We determine which source of funding to use based on pricing, liquidity and capacity during each period. We anticipate that the relative level of FHLB advances will decline as we grow customer cash balances, which we believe will occur in the periods following the close of both the Harrisdirect and BrownCo acquisitions.

Corporate Debt

Corporate debt increased $0.5 billion during the nine months ended September 30, 2005. This increase was due to the issuance of additional senior notes during the period, the proceeds of which will be used to fund the acquisition of Harrisdirect.

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

Cash Provided by Operating Activities

Cash provided by operating activities decreased by approximately $185 million from $846 million for the nine months ended September 30, 2004 to $661 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the decrease in cash provided by operating activities was primarily due to a decrease in cash flows from the net sales and purchases of loans and trading securities.

Cash Provided by (Used in) Investing and Financing Activities

Cash used in investing activities was $4,926 million for the nine months ended September 30, 2005 and $4,495 million for the comparable period in 2004. Cash used in investing activities increased primarily from a net decrease in loans receivable offset by a decrease in net purchases of mortgage-backed and investment securities, available-for-sale.

Cash provided by financing activities was $4,714 million for the nine months ended September 30, 2005 and $3,458 million for the comparable period in 2004. For the nine months ended September 30, 2005, cash provided by financing activities increased primarily due to increase in deposits and increase in advances from FHLB net of repayments, partially offset by decrease in securities sold under agreements to repurchase. Cash provided by financing activities for the nine months ended September 30, 2005 includes $447 million proceeds from the 8.00% and 7 3/8% senior notes. Cash provided by financing activities for the nine months ended September 30, 2004 includes $394 million proceeds from the 8.00% senior notes.

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

During the three and nine months ended September 30, 2005, the Company repurchased 0.6 million and 4.5 million shares, respectively, of its common stock for an aggregate $9.3 million and $58.2 million. As of September 30, 2005, the Company had approximately $179.8 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

Other Sources of Liquidity

In September 2005, the Company entered into a $250 million, three-year senior secured revolving credit facility. The facility is secured by certain assets of the Company. The facility will be used for general corporate purposes, including regulatory capital needs arising from acquisitions. Draws under the facility currently bear interest, at our option, at adjusted LIBOR plus 2% or prime plus 1%. Undrawn facility funds currently bear commitment fees of 0.25% per annum payable quarterly in arrears. Terms of the facility include customary restrictive financial covenants and events of default. At September 30, 2005, as well as October 31, 2005, no amounts were outstanding under this credit facility.

At September 30, 2005, we had financing facilities totaling $400 million to meet the needs of E*TRADE Clearing. These facilities, if used, may be collateralized by customer securities. No amounts were outstanding as of September 30, 2005 and December 31, 2004 under these lines. We also have multiple loans, primarily collateralized by equipment owned by us, for which $40.8 million was outstanding as of September 30, 2005. In addition, we have entered into numerous agreements with other broker-dealers to provide financing under our stock loan program.

We also rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At September 30, 2005, the Bank had approximately $4.7 billion in additional borrowing capacity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans, classification and valuation of certain investments, valuation and accounting for financial derivatives, estimates of effective tax rate, deferred taxes and valuation allowances and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as discussed in Note 1, the Company early adopted SFAS No. 123(R) during the three months ended September 30, 2005.

RISK FACTORS

RISKS RELATING TO THE NATURE OF THE FINANCIAL SERVICES BUSINESS

Many of our competitors have greater financial, technological, marketing and other resources

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

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has recently been significant consolidation in the online financial services industry, and the consolidation is likely to continue in the future. Should we be excluded from or fail to take advantage of viable consolidation opportunities or if we acquire businesses and we are unable to integrate or manage them properly, we could be placed at a competitive disadvantage.

Recently, we announced our acquisition of Harrisdirect, LLC (“Harrisdirect”) and our plans to acquire the online brokerage business known as BrownCo. The primary asset of each of these businesses is their customer accounts. Acquisitions entail numerous risks, including retaining or hiring skilled personnel, integrating acquired operations, products (including pricing) and personnel and the diversion of management attention from other business concerns, all of which will affect the retention or attrition of acquired customer accounts. In the event that we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition. Finally, while the Harrisdirect acquisition has closed, there can be no assurance that we will successfully close our acquisition of BrownCo.

We expect to pursue additional acquisitions of companies in our industry, which may require us to obtain additional financing and subject us to integration risks. In addition, there can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings.

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing

A significant portion of our revenues in recent years has been from online investing services, and although we continue to diversify our revenue sources, we expect this business to continue to account for a significant portion of our revenues in the foreseeable future. Like other financial services firms, we are affected directly by national and global economic, political and market conditions, broad trends in business and finance, disruptions to the securities markets and changes in volume and price levels of securities and futures transactions. Decrease in trade volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their trade volume. Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing. Because we generate revenue from interest charged on margin borrowing, such decreases result in a reduction of revenue. When transaction volume is low, our operating results may be harmed in part because some of our overhead costs may remain relatively fixed.

We rely heavily on technology to deliver products and services

Disruptions to or instability of our technology, including an actual or perceived breach of the security of our technology, could harm our business and our reputation. Similarly, a significant disruption to or instability of one or more major technology systems other than ours, including the actual or perceived breach of the security of such systems, could have a general negative effect that would harm our business.

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

We may be unsuccessful in managing the effects of changes in interest rates and the interest-bearing banking assets in our portfolio

Our results of operations depend in significant part upon our level of net interest income, that is, the difference between interest income from interest-earning banking assets (such as loans and mortgage-backed and other asset-backed securities) and interest expense on interest-bearing banking liabilities (such as deposits and borrowings). E*TRADE Bank (the “Bank”) uses derivatives to help manage its interest rate risk. However, derivatives utilized may not be entirely effective and changes in market interest rates and the yield curve could reduce the value of the Bank’s financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

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

Alternative trading systems that have developed over the past few years could also reduce the levels of trading of exchange-listed securities through specialists and the levels of over-the-counter trading through market makers. In addition, electronic communications networks, or ECNs, have emerged as an alternative forum to which broker-dealers and institutional investors can direct their limit orders. This allows broker-dealers and institutional investors to avoid directing their trades through market makers. As a result, we may experience a reduction in our flow of limit orders.

Our international efforts subject us to additional risks, which could impair our business growth

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

As part of our institutional business we provide clients access to certain third-party research tools and other services in exchange for commissions earned. Currently, these activities are allowed by various regulatory bodies. However, changes to the regulations governing these activities have been proposed in the United Kingdom and the United States. If the regulations are changed in a way that limits or eliminates altogether the services we could provide to clients in exchange for commissions, we may realize a decrease in our institutional commission revenues.

Similarly, E*TRADE Financial Corporation, E*TRADE Re, LLC and ETB Holdings, Inc., as savings and loan holding companies, and the Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), and, in the case of the Bank, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

If we fail to comply with applicable securities, banking and insurance laws, rules and regulations domestically and internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, the NYSE, the NASD or other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory organizations in countries outside of the United States have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures domestically and internationally, even if unintentional, could subject us to significant losses or disciplinary or other actions.

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

Quantitative measures established by regulation to ensure capital adequacy require a bank to maintain minimum amounts and ratios of Total and Tier 1 Capital to risk-weighted assets and of Tier 1 Capital to adjusted total assets. To satisfy the capital requirements for a “well capitalized” financial institution, a bank must maintain higher Total and Tier 1 Capital to risk-weighted assets and Tier 1 Capital to adjusted total assets ratios.

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over us, ETB Holdings, Inc. and E*TRADE Re, LLC, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements.

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

We expect that expensing stock options granted to our employees will have an impact on our financial results

We are not currently required to record any compensation expense in connection with stock option grants to employees that have an exercise price at or above fair market value. In December 2004, however, the FASB issued SFAS No. 123(R), which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. We have voluntarily elected to adopt stock option expensing for reporting periods beginning on or after July 1, 2005. As a result of its impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

We are substantially restricted by the terms of our senior notes

In June 2004, we issued an aggregate principal amount of $400 million of senior notes due June 2011. In September 2005, we issued an additional aggregate principal amount of $100 million of senior notes due June 2011 under the same indenture plus $350 million aggregate principal amount of senior notes due September 2013 under a separate indenture. The indentures governing the senior notes contain various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

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

As a result of the covenants and restrictions contained in the indentures, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness could include more restrictive covenants.

We cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

Our corporate debt levels may limit our ability to obtain additional financing

In September 2005, we entered into a $250 million three-year senior secured revolving credit facility and issued an additional $450.0 million in senior notes to facilitate our acquisition of Harrisdirect. Loans made under the senior secured revolving credit facility are secured by a perfected first-priority pledge of the capital stock of each of our first-tier domestic subsidiaries other than E*TRADE Re, LLC, subject to applicable law and by a pledge of promissory notes representing loans and other advances by us to our subsidiaries. At September 30, 2005, we had an outstanding balance of $850.0 million in senior notes, $185.2 million in convertible notes and $40.8 million in term loans. Our ratio of debt (our senior and convertible debt, capital lease obligations and term loans) to equity (expressed as a percentage) was 43% at September 30, 2005.

We may incur additional indebtedness in the future, including in connection with our planned acquisition of BrownCo. Our level of indebtedness, among other things, could:

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

The market price of our common stock may continue to be volatile

From January 1, 2003 through September 30, 2005, the price per share of our common stock has ranged from a low of $3.65 to a high of $17.60. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

Equity Security Price Risk

We currently hold investments in the International Securities Exchange, Investmart and SBI, which are publicly traded equity securities, in which we had unrealized gains of $37.8 million, $19.5 million and $13.3 million as of September 30, 2005, respectively. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. We are exposed to additional risk of a loss with respect to foreign currency fluctuations on SBI and Investmart.

Interest Rate Risk

We had variable-rate brokerage and corporate term loans totaling approximately $40.8 million and $39.8 million at September 30, 2005 and December 31, 2004, respectively. The monthly interest payments on these term loans are subject to interest rate risk. If market interest rates were to have increased immediately and uniformly by 1% at September 30, 2005 and December 31, 2004, our interest payments would have increased by an immaterial amount.

The Bank’s exposure to market risk is dependent upon the distribution of all interest-sensitive assets, liabilities and derivatives. These items have differing risk characteristics that, if properly managed, can mitigate the Bank’s exposure to interest rate fluctuations. At September 30, 2005, approximately 52% of the market value of the Bank’s total assets was comprised of residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. The Bank’s liability structure consists primarily of transactional deposit relationships, such as money market accounts, shorter-term certificates of deposit and wholesale-collateralized borrowings from the FHLB and other entities. The derivative portfolio of the Bank is positioned to decrease the overall market risk resulting from the combination of assets and liabilities. The Bank’s market risk is discussed and quantified in more detail in the Scenario Analysis section below.

Most of the Bank’s assets are generally classified as non-trading portfolios and, as such, are not marked-to-market through earnings for accounting purposes. The Bank did maintain a trading portfolio of investment-grade securities at September 30, 2005 and December 31, 2004, with fair values of $200 million and $567 million, respectively.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The down 300 basis point scenario is not presented at September 30, 2005 and December 31, 2004, because the Current Interest Rate Risk Guidelines provided by the OTS only apply to the worst of the down or up 200 basis point scenarios.

The sensitivity of NPVE at September 30, 2005 and December 31, 2004 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE
	September 30, 2005			December 31, 2004
	Amount	Percentage	Board Limit	Amount	Percentage	Board Limit
+300	$(424,322)	(20)%	(55)%	$(158,207)	(9)%	(55)%
+200	$(247,939)	(12)%	(30)%	$(69,671)	(4)%	(30)%
+100	$(85,946)	(4)%	(20)%	$(2,321)	—%	(15)%
-100	$(84,230)	(4)%	(20)%	$(149,651)	(9)%	(15)%
-200	$(397,866)	(19)%	(30)%	*	*	*

*	The Interest Rate Risk for down 200 is not presented as of December 31, 2004 because the OTS did not require the Bank to monitor this information as of that date.

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at September 30, 2005 was characterized as “moderate.”

Mortgage Production Activities

In the production of mortgage products, the Bank is exposed to interest rate risk between the commitment and funding dates of the loans. There were $0.3 billion at September 30, 2005 and December 31, 2004 in mortgage loan commitments awaiting funding. The associated interest rate risk results when the Bank enters into Interest Rate Lock Commitments (“IRLCs”), whereby determination of loan interest rates occurs prior to funding. When the intent is to sell originated loans, the associated IRLCs are considered derivatives and, accordingly, are recorded at fair value with associated changes recorded in earnings.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen between and among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company amended its complaint in October 2005 to add additional defendants. In January 2005, the Company filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action, seeking unspecified damages according to proof at trial. The Company continues to believe that MarketXT’s complaint and counterclaims and Omar Amanat’s claims are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 29, 2004, the Company announced that its Board of Directors approved a $200 million repurchase program (the “April 2004 Plan”). The April 2004 Plan was open-ended and provided the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. During the three months ended June 30, 2005, the Company completed the April 2004 Plan.

On December 15, 2004, the Company announced that its Board of Directors approved an additional $200 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both.

During the three months ended September 30, 2005, the Company used the December 2004 Plan to repurchase the Company’s common stock as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the December 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the 2004 Plan
July 2005	597,200	$15.53	597,200	$179,764,356

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NOT APPLICABLE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS

4.1	First Supplemental Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee

4.2	Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee

4.3	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 8% Senior Notes Due 2011

4.4	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 7 3/8% Senior Notes Due 2013

10.1	Credit Agreement dated September 19, 2005 between the Company and JP Morgan Chase Bank, N.A., as Administrative Agent

31.1	Rule 13a-14a/15d-14(a) Certification of Mitchell H. Caplan

31.2	Rule 13a-14a/15d-14(a) Certification of Robert J. Simmons

32.1	Section 1350 Certification of Mitchell H. Caplan and Robert J. Simmons

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2005	E*TRADE Financial Corporation (Registrant)

	By	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

	By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)