Form 10-K
period 2005-12-31
E TRADE FINANCIAL CORP
filed 2006-03-03
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 1-11921

E*TRADE Financial Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 East 57th Street, New York, New York 10022

(Address of principal executive offices and zip code)

(646) 521-4300

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class

Common Stock—$0.01 par value

Mandatory Convertible Notes

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No  ☒

At June 30, 2005, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $4.8 billion (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date.) Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 21, 2006: 417,911,092

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held May 25, 2006, to be filed hereafter (incorporated into Part III hereof.)

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year ended December 31, 2005

i

Unless otherwise indicated, references to “the Company,” “We,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, E*TRADE FINANCIAL, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

ii

PART I

ITEM 1.    BUSINESS

OVERVIEW

E*TRADE Financial Corporation is a global financial services company, offering a wide range of financial solutions to retail and institutional customers under the brand “E*TRADE FINANCIAL.” We strive to create a differentiated franchise by leveraging technology to deliver a compelling combination of product, service and price to the value-driven consumer.

Our corporate offices are located at 135 East 57th Street, New York, New York 10022. We maintain significant domestic corporate and operational offices in Arlington, Virginia; Menlo Park, California; Irvine, California; Chicago, Illinois; Rancho Cordova, California; Salt Lake City, Utah; Tampa, Florida; Charlotte, North Carolina; Jersey City, New Jersey; Pittsburgh, Pennsylvania; and Alpharetta, Georgia. We also maintain international offices in London, United Kingdom; Toronto, Canada; Stockholm, Sweden; Copenhagen, Denmark; Berlin, Germany; Paris, France; Tokyo, Japan; and Hong Kong. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,400 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries, which together, in 2005, held 90% of consolidated assets and generated 79% of consolidated net income, are described below:

•	E*TRADE Bank is a Federally chartered savings bank that provides lending products to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Clearing LLC is the clearing firm for the brokerage subsidiaries. Its main purpose is to transfer securities from one party to another;

•	E*TRADE Capital Markets-Execution Services, LLC is a registered broker-dealer, specialist, market-making firm and the parent company to E*TRADE Capital Markets, LLC;

•	E*TRADE Capital Markets, LLC is a registered broker-dealer, a market-making firm and also acts as agent for our institutional customers; and

•	E*TRADE Securities LLC is a registered broker-dealer and provider of brokerage services to both retail and institutional customers.

A complete list of our subsidiaries can be found in Exhibit 21.1.

Beginning in 2005, we implemented a new organizational and financial reporting structure to better address our primary customer segments and to reflect the manner in which our chief operating decision maker assesses our performance and makes resource allocation decisions. Our new segments—retail and institutional—reflect our primary customer segments. Retail customers are offered an integrated product set including investing, trading, cash management and lending products. Consistent with our philosophy of being a customer advocate, we offer retail customers an opportunity to view their complete financial picture through E*TRADE Complete. E*TRADE Complete helps customers optimize cash, investing and credit allocations by utilizing tools designed to help them determine the appropriate mix of cash, investing and credit products. In addition, we provide corporate clients with employee stock plan administration and options management tools. These corporate client accounts provide us with an opportunity to reach our clients’ employees and offer them our retail products and services.

Institutional customers are offered access to a range of execution services through traditional sales traders and direct market access to exchanges. Our institutional segment includes market-making activities, in which we match buyers and sellers of securities from both the retail segment and unrelated third parties, often trading principal positions in these securities. Our institutional segment also includes our balance sheet management functions. Balance sheet management functions include the optimization of our balance sheet through a focus on asset allocation and managing interest rate risk, credit risk and liquidity risk.

We primarily provide services through our website at http://www.etrade.com. We offer, either alone or with our partners, branded retail websites in the U.S., Canada, Denmark, Germany, France, Hong Kong, Iceland, Sweden and the United Kingdom. We have licensed the E*TRADE name to companies that operate in Australia, Japan and Korea. We also provide services over the phone through our network of customer service representatives, relationship managers and investment advisors. In addition, we provide services in person through our E*TRADE FINANCIAL Centers. We currently have 16 centers which are available to assist retail customers with product selection.

PRODUCTS AND SERVICES

Retail

Our retail segment offers a full suite of financial solutions to retail customers including investing, trading, cash management and lending products. In addition, E*TRADE Complete offers tools to aid in the optimization of investing, cash management and lending products. E*TRADE Complete tools include the Cash Optimizer, Intelligent Investing Optimizer and the Intelligent Lending Optimizer. With the Cash Optimizer, customers can quickly transfer funds to modify deposit balances to determine the optimal distribution of cash between accounts based on their personal preferences. Each customer’s product selection and mix will depend on their own price, liquidity, convenience and risk tolerance preference. The Intelligent Investing Optimizer makes it easy to develop an investment strategy for customers’ uninvested cash that is engineered to match their specific goals, time horizon and risk tolerance. It suggests allocations for large cap, small cap, international investment, fixed income and cash. The Intelligent Lending Optimizer is a tool that provides customers the ability to model multiple lending scenarios to determine whether (and how) to lower their borrowing costs. Customers can use E*TRADE Complete in conjunction with our retail products described below.

Retail investing and trading products and services include:

•	automated order placement and execution of market and limit equity, futures, options, exchange-traded funds and bond orders;

•	two-second execution guarantee on all S&P 500 stocks and exchange-traded funds;

•	fraud protection, covering losses that result from the unauthorized use of our retail products and services;

•	advanced trading platforms for active traders;

•	transfer functionality that facilitates the transfer of funds to/from external accounts;

•	margin accounts allowing customers to borrow against their securities;

•	real-time streaming quotes, commentary and news;

•	some of the lowest cost stock index funds in the industry (E*TRADE S&P 500 Index Fund, E*TRADE Russell 2000 Index Fund and E*TRADE International Index Fund);

•	access to over 6,000 non-proprietary mutual funds;

•	three levels of advisory services; invest on your own, advice when you need it and full-service portfolio management;

•	no fee and no minimum individual retirement accounts; and

•	educational services through the Internet, phone or in person.

In addition to the investing and trading products and services, we offer cash management and lending products and services which include:

•	interest-earning checking, money market and savings products with FDIC-insurance up to $100,000;

•	FDIC-insured (up to $100,000) certificate of deposit (“CD”) products with terms up to 5 years;

•	unlimited ATM transactions on some accounts;

•	FDIC-insured sweep deposit account (“SDA”) that automatically transfers funds from customer brokerage accounts;

•	mortgage, home equity lines of credit (“HELOC”) and second mortgage loans secured by real estate;

•	credit card including the E*TRADE Mileage Maximizer and other consumer loans;

•	online access to all deposit account balances and transactions;

•	Quick Transfer, our self-directed fund transfers; and

•	online bill payment services.

Retail customers are offered cash management and lending products and services via the Internet, automated telephone service and a limited number of physical sites. The integration of back office systems allows customers the ability to transfer funds between their investing, trading and cash management accounts, thereby giving them the opportunity to optimize the yield and liquidity of their funds.

In addition to the services above, our retail segment includes employee stock option management software and services which are provided to corporate customers. This software system facilitates the management of employee option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This business is a component of the retail segment since it serves as an introduction to E*TRADE for many retail customers who conduct equity option transactions as employees of our corporate customers, with our goal being that these individuals will become customers for our other products and services.

Institutional

We act as a specialist on the Chicago Stock Exchange (“CHX”) for listed securities through E*TRADE Capital Markets—Execution Services (“ETCM-ES”). A specialist is a broker-dealer authorized by an exchange to be a party through which trading on the floor of the exchange is transacted. As a specialist, we are responsible for maintaining an orderly market in the assigned securities and, frequently take or are required to take, principal positions in these securities. We have determined that services once provided through ETCM-ES as an “OTC specialist” on the floor of the CHX (i.e. a CHX specialist in over-the-counter (“OTC”) issues such as NASDAQ and bulletin board securities) could be transacted more efficiently elsewhere, and thus surrendered our OTC specialist rights in January 2006.

We act as a market maker in certain OTC issues through E*TRADE Capital Markets, LLC (“ETCM”). A market maker’s function is similar to that of a specialist except that its trading activities are OTC. The majority of our share volume for market-making activities involves bulletin board securities, which are securities that are not listed on the NASDAQ Stock Market or a national securities exchange.

As a market maker or a specialist, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker or a specialist and the trading volumes of those specific stocks.

We also transact large block trading activity on the New York Stock Exchange (“NYSE”). In addition, we provide institutional customers with trade execution services, including direct access to international exchanges. Our web-based platform offers real-time, online access to statements and electronic settlement capabilities.

In addition to activities with external customers, the institutional segment includes the management of our balance sheet. The institutional segment team manages interest rate risk through its analysis of the term, repricing and estimated payment characteristics of our assets and liabilities. The retail segment team originates brokerage receivables and loans and gathers deposits which are leveraged by the institutional group to enhance overall net interest income.

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 20. Three years of segment financial performance and data can also be found in MD&A beginning on page 35.

COMPETITION

The electronic financial services market, over the Internet and through other distribution channels, continues to evolve rapidly and is competitive. As we continue to diversify and expand our services, we expect competition to increase. Our retail segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, mortgage banking companies, non-financial service companies originating loans and traditional “brick & mortar” retail banks and thrifts. These competitors also provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our institutional segment, in addition to the competitors above, competes with market-making firms, investment banking firms and other users of market liquidity in its quest for the least expensive source of funding.

In offering our products and services, we face competition in the following areas:

•	For investing and trading products, we compete with online focused firms and large traditional financial institutions. Pricing for trading products continued to come under pressure from online focused firms during 2005.

•	For cash management products, we compete with online focused banks that traditionally have compelling rates, as well as traditional financial institutions that concentrate on physical presence via branch networks to deliver products and services. Deposit pricing continued to come under competitive pressure in 2005 as banks seek to grow their deposit base by offering appealing rates to attract customers to their businesses.

•	For lending products, we compete with traditional banking institutions as well as consumer finance companies and other non-bank lenders. Loan pricing and credit standards continued to come under competitive pressure in 2005 as lenders sought to grow their businesses in the face of rising interest rates.

We believe we can continue to attract customers to our products and services in these areas through our compelling combination of product, price and service. In addition, we believe our low cost infrastructure allows us to deliver products priced at competitive levels.

Our ability to leverage technology is an increasingly important competitive factor in the financial services industry. We believe our focus on being a technological leader in the financial services industry enhances our competitive position. We are not only focused on utilizing technology to deliver products and services to our customers in a secure manner, but also in building a back office that can process and deliver information timely and efficiently.

In our efforts to attract quality employees, we encounter competition in some business lines and corporate functions. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain existing employees.

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

Management monitors actions by competitors by reviewing new product and service offerings. We review competitive pricing of both brokerage and bank products. To understand our position among our peers, we review comparative analytical data including Daily Average Revenue Trades (“DARTs”) of major online brokers. Based on this analysis, we ranked third in the number of DARTs reported for the years ended December 31, 2005 and 2004.

Overall, we believe our combination of operational efficiency and customer focus creates an entity with a value proposition unique to the financial services industry. Our operating efficiency is achieved through the use of the Internet as a low cost distribution medium and continued technology developments.

ACQUISITIONS AND DISPOSITIONS

Acquisitions

Consistent with our strategy to grow through both strategic acquisitions and organic growth, we completed four acquisitions in 2005. These acquisitions included Harrisdirect, LLC (“Harrisdirect”), J.P. Morgan Invest, LLC (known as “BrownCo”), Kobren Insight Management (“Kobren”) and Howard Capital Management (“Howard Capital”.) Harrisdirect, a U.S.-based online discount brokerage company with approximately 425,000 customer accounts and $0.9 billion in brokerage receivables, was acquired in October 2005. BrownCo, acquired from J.P. Morgan Chase & Co. in November 2005, is also an online brokerage company with approximately 186,000 customers and $3.1 billion in brokerage receivables. Our 2005 strategic acquisitions also included two wealth management companies, Kobren and Howard Capital. These investment advisory businesses managed a combined total of $1.5 billion in customer assets on the dates of purchase. Additional information about these acquisitions can be found in MD&A and Note 2 to the Consolidated Financial Statements.

Dispositions

Consistent with our strategy to continually evaluate our businesses and maintain a focus on providing services consistent with our strategy, we decided to sell or exit several product lines. In 2005, we sold our Consumer Finance business, exited our institutional proprietary trading business and made the decision to sell our professional agency business, ultimately executing a sale agreement in February 2006. The Consumer Finance business originated and serviced recreational vehicles (“RVs”) and marine loans. We retained the loan portfolio; however, we will no longer originate or service RV or marine loans. We also made the decision to surrender our rights to trade OTC stocks on the floor of the CHX in January 2006. Additional information about these dispositions and closures can be found in MD&A and Note 3 to the Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

We offer services in international markets directly through its website at http://www.etrade.com as well as through additional branded retail brokerage websites in Canada, Denmark, France, Germany, Hong Kong, Iceland, Sweden and the United Kingdom. We also have minority equity investments in companies that license the E*TRADE brand and operate websites in Australia, Japan and Korea. Our reported performance metrics, including DARTs, do not include operating information from these licensees. Our total net U.S. revenues, which we determine based on the geographic location of the legal entity in which the revenue was earned, were $1.50 billion in 2005, $1.31 billion in 2004 and $1.22 billion in 2003. Our total net non-U.S. revenues were $0.20 billion in 2005, $0.17 billion in 2004 and $0.12 billion in 2003. No individual foreign country accounted for more than 10% of revenues in any of these years.

REGULATION

Our business is subject to regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the

Securities and Exchange Commission (“SEC”), the NASD, Inc. (“NASD”), the NYSE, the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the Office of Thrift Supervision (“OTS”.) Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability. Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, NASD and the securities exchanges of which each is a member. Our banking entities are subject to regulation, supervision and examination by the OTS, the Federal Reserve and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is http://www.etrade.com.

ITEM 1A.    RISK FACTORS

Risks Relating to the Nature and Operation of Our Business

Many of our competitors have greater financial, technical, marketing and other resources

The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. The impact of competitors with greater name recognition, market acceptance and larger customer bases could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.

If we do not successfully manage consolidation opportunities, we could be at a competitive disadvantage

There has recently been significant consolidation in the financial services industry and this consolidation is likely to continue in the future. Should we be excluded from or fail to take advantage of viable consolidation opportunities, our competitors may be able to capitalize on those opportunities and create greater scale and cost efficiencies to our detriment.

We have recently acquired a number of businesses, including Harrisdirect and BrownCo. The primary assets of these businesses are their customer accounts. Our retention of these assets and the customers of businesses we acquire may be impacted by our ability to successfully integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. In the event that we are not successful in our integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

We expect to pursue additional acquisitions of companies in our industry, which may require us to obtain additional financing and subject us to integration risks. There can be no assurance that we will realize a positive return on any acquisition or that future acquisitions will not be dilutive to earnings.

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing

Online investing services to the retail customer, including trading and margin lending, account for a significant portion of our revenues. Although we continue to diversify our revenue sources, we expect online investing services to continue to account for a significant portion of our revenues in the foreseeable future. A downturn in or disruption to the securities markets may lead to changes in volume and price levels of securities and futures transactions which may, in turn, result in lower trading volumes and margin lending. In particular, a decrease in trading activity within our lower activity accounts would significantly impact revenues and increase dependence on more active trading customers who receive more favorable pricing based on their trade volume. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin borrowing, which would reduce the revenue that we generate from interest charged on margin borrowing. More broadly, any reduction in overall transaction volumes would likely result in lower revenues and may harm our operating results because many of our overhead costs are fixed.

We depend on payments from our subsidiaries

We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations. Regulatory and other legal restrictions may limit our ability to transfer funds to or from our subsidiaries. Many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations.

We rely heavily on technology to deliver products and services

We rely on technology, particularly the Internet, to conduct most of our activity, and our success is dependent upon our ability to process information received through the Internet. Our technology operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of our technology, including an actual or perceived breach of the security of our technology, could harm our business and our reputation. In addition, recent computer viruses attacking the computers of our customers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation.

Our business and reputation may also be harmed by events that indirectly affect us. For example, changes in technology and the volume of transactions on the Internet could cause information delays resulting in slow trade execution which could in turn cause declines in customer satisfaction and loss of customers. In addition, a significant disruption to or the instability of technology systems other than ours, including an actual or perceived breach of the security of a competitor’s system, could have a negative effect on our customer behavior and harm our business.

Downturns in the securities markets increase the credit risk associated with margin lending or stock loan transactions

We permit customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin loans and may reduce its value below the amount borrowed, potentially creating collections issues with our margin loans. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the interest-earning banking assets in our portfolio

Net interest income has become an increasingly important source of our revenue, and will continue to grow in importance as our business model develops. Our ability to manage interest rate risk could impact our financial condition. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. We use derivatives to help manage interest rate risk. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The diversification of our asset portfolio may increase the level of charge-offs

As we diversify our asset portfolio through purchases and originations of higher-yielding asset classes, such as credit card portfolios and other consumer loans, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than what we have previously experienced given our asset mix. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan loss would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan loss requirements could adversely affect our financial results, if those higher yields do not cover the provision for loan losses.

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

Risks associated with principal trading transactions could result in trading losses

A majority of our specialist and market-making revenues are derived from trading as a principal. We may incur trading losses relating to the purchase, sale or short sale of securities for our own account, as well as trading losses in our specialist and market maker stocks. From time to time, we may have large positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

Reduced grants by companies of employee stock options could adversely affect our results of operations

We are a provider of stock plan administration and options management tools, and our revenue from these tools depends in part on the size and complexity of our customers’ employee stock option and stock purchase plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment, which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. SFAS No. 123(R) may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the new FASB statement. Additionally, we may see a reduction in commission revenues as fewer employee stock options would be available for exercise and sale by the employees of these companies.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers and/or specialists could harm our specialist and market maker business

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. Tighter spreads could reduce revenue capture per share by our specialists and market makers, thus reducing revenues for this line of business. In addition, new and enhanced alternative trading systems such as electronic communications networks, or ECNs, have emerged as an alternative for individual and institutional investors, as well as broker-dealers, to avoid directing their trades through market makers and could result in reduced revenue for our specialist and market maker business.

Advisory services subject us to additional risks

We provide advisory services to investors to aid them in their decision making and also provide full service portfolio management. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs and risk tolerances resulting in the recommendation or purchase of a portfolio of assets that may not be well suited for the investor. Should we be found to have failed to know our customers or improperly advised them, we could be found liable for losses suffered by customers, which could harm our business.

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

Similarly, E*TRADE Financial Corporation, E*TRADE Re, LLC and ETB Holdings, Inc., as savings and loan holding companies, and the Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”) and, in the case of the Bank, also the Federal Deposit Insurance Corporation (“FDIC”.) Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

If we fail to comply with applicable securities, banking and insurance laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”), the NASD, Inc. (“NASD”) and other self-regulatory organizations and state securities commissions can, among other things, censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the United States have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

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

Risks Relating to Owning Our Stock

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in the past and we may do so in the future. While we reported net income for the past three years, we reported a net loss of $186.4 million in 2002. We may incur losses in the future.

We expect that expensing stock options granted to our employees will have an impact on our financial results

In December 2004, the FASB issued SFAS No. 123(R), which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. Although we are not currently required to record any compensation expense in connection with stock option grants to employees that have an exercise price at or above fair market value, we have voluntarily elected to adopt stock option expensing for reporting periods beginning on July 1, 2005. As a result of its impact on our financial results, we may be forced to decrease or eliminate employee stock option grants, which could, in turn, have a negative impact on our ability to attract and retain qualified employees.

We are substantially restricted by the terms of our senior notes

In June 2004, we issued an aggregate principal amount of $400 million of senior notes due June 2011. In September and November 2005, we issued an additional aggregate principal amount of $100 million of senior notes due June 2011, $600 million of senior notes due September 2013 and $300 million of senior notes due December 2015. The indentures governing these senior notes contain various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

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

Our corporate debt levels may limit our ability to obtain additional financing

At December 31, 2005, we had an outstanding balance of $1,401.9 million in senior notes, $435.6 million in mandatory convertible notes, $185.2 million in convertible subordinated notes and $40.5 million in term loans. Excluding the mandatory convertible notes, our ratio of debt (our senior debt, convertible subordinated debt and term loans) to equity (expressed as a percentage) was 48% at December 31, 2005.

We may incur additional indebtedness in the future, including in connection with further acquisitions. Our level of indebtedness, among other things, could:

•	make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•	make it more difficult to refinance outstanding debt;

•	limit our flexibility in planning for, or reacting to, changes in our business; or

•	make us more vulnerable in the event of a downturn in our business.

The market price of our common stock may continue to be volatile

From January 1, 2003 through December 31, 2005, the price per share of our common stock ranged from a low of $3.65 to a high of $21.71. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

We may need additional funds in the future, which may not be available and which may result in dilution of the value of our common stock

In the future, we may need to raise additional funds via debt and/or equity instruments, which may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund our plans for the growth of our business. In addition, if funds are available, the issuance of equity securities could dilute the value of our shares of our common stock and cause the market price of our common stock to fall.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of our significant locations at December 31, 2005 is shown in the following table. Except for our office in Alpharetta, Georgia, all facilities are leased. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Arlington, Virginia	184,000
Rancho Cordova, California	175,000
Alpharetta, Georgia	113,000
New York, New York	76,000
Boston, Massachusetts	57,000
Irvine, California	48,000
Charlotte, North Carolina	45,000
Jersey City, New Jersey	38,000
Menlo Park, California	32,000
Tampa, Florida	30,000

All of our facilities are used by both our retail and institutional segments. In addition to the significant facilities above, we also lease all of our 16 E*TRADE Financial Centers, ranging in space from 3,000 to 7,000 square feet. All other leased facilities with space of less than 25,000 square feet are not listed by location. We believe our facilities space is adequate to meet our needs in 2006.

ITEM 3.    LEGAL PROCEEDINGS

In June 2002, we acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, we filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. We amended our complaint in October 2004 to add additional defendants. In January 2005, we filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action (which action MarketXT subsequently abandoned), seeking unspecified damages according to proof at trial. We have moved to dismiss certain aspects of MarketXT’s counterclaim, and discovery related to the adversary proceeding continues. The Company continues to believe that the claims brought against it by MarketXT and Omar Amanat are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and certain counterparties to the transactions including Nomura Securities, Inc. and certain of its affiliates (“Nomura”). In the lawsuits, Nomura sought approximately $10.0 million in damages and asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorney fees, and other relief from the Company for conversion and breach of contract. The Company asserted claims and defenses against Nomura relating to the same amount and alleged, inter alia, that Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. The Company sought, among other things, compensatory damages for all expenses and losses that it had incurred to date. On December 5, 2005, the Company entered into an agreement with Nomura and its subsidiaries and affiliates to settle the lawsuits pending between the parties in New York and Minnesota. Pursuant to that agreement, Nomura, without admission of liability, agreed to pay, and has paid, $35.0 million to the Company to resolve these disputes; the Company and Nomura further agreed to dismiss their claims against each other. With the resolution of these matters, this litigation will no longer be included in our disclosures.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operations. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which we believe will not have a material adverse effect on our financial position, results of operations or cash flows.

We maintain insurance coverage that we believe is reasonable and prudent. The principal insurance coverage we maintain covers commercial general liability, property damage, hardware/software damage, cyber liability, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NYSE for the periods indicated:

	High	Low
2005:
First Quarter	$14.98	$11.70
Second Quarter	$14.39	$10.53
Third Quarter	$17.60	$13.85
Fourth Quarter	$21.71	$15.50
2004:
First Quarter	$15.40	$10.82
Second Quarter	$13.75	$10.57
Third Quarter	$12.70	$9.51
Fourth Quarter	$15.17	$11.21

The closing sale price of our common stock as reported on the NYSE on February 21, 2006 was $24.42 per share. At that date, there were 2,224 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Although we do not currently have any plans, we may pay dividends in the future.

Repurchase Plans

In 2004, our Board of Directors approved the following repurchase plans, as they determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for our shareholders. During 2005, we repurchased a total of $58.2 million or nearly 4.6 million shares of common stock under the repurchase plans approved in 2004. Under the December 2004 Plan which is described more fully below, we purchased a total of $20.2 million consisting of 1.6 million shares at an average price of $12.73 per shares. Under the April 2004 plan which is also described more fully below, we repurchased a total of $38.0 million consisting of 3.0 million shares at an average price of $12.84 per share. We did not repurchase any shares during the three months ended December 31, 2005.

December 2004 Plan

On December 15, 2004, we announced that our Board of Directors approved an additional $200 million repurchase plan (the “December 2004 Plan”.) The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. We may conduct these repurchases on the open market, in private transactions or a combination of both. In 2005, we purchased 1.6 million shares at an average price of $12.73 per share. We did not repurchase any shares during the three months ended December 31, 2005. We did not repurchase any shares under this plan in 2004. There is $179.8 million available under this plan for additional repurchases as of December 31, 2005.

April 2004 Plan

On April 29, 2004, we announced that our Board of Directors approved a $200 million repurchase program (the “April 2004 Plan”.) The April 2004 Plan was open-ended and provided the flexibility to buy back common stock, redeem for cash our outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. We could have conducted these repurchases on the open market, in private transactions or a combination of both. We repurchased 5.8 million shares for $75.8 million under this plan in 2004. In April 2005, we completed the April 2004 Plan. In 2005, we repurchased 3.0 million shares at an average price of $12.84 per share. There are no amounts available under this plan for additional repurchases as of December 31, 2005.

Sale of Unregistered Shares

In January 2005, we issued 135,256 shares of common stock in connection with our acquisition of Howard Capital Management, Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued under the exemption from registration provided under Section 4(2) of the Securities Act. These shares of common stock were sold by the issuer in a transaction not involving a public offering. We filed an initial registration statement on May 6, 2005, and filed an amended registration statement on February 6, 2006, which was declared effective on February 7, 2006.

In November 2005, we issued 1,331,902 shares of common stock in connection with our acquisition of Kobren Insight Management Inc. No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued under the exemption from registration provided under Section 4(2) of the Securities Act. These shares of common stock were sold by the issuer in a transaction not involving a public offering. We filed a registration statement on December 12, 2005, which was declared immediately effective.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, except per share and per trade amounts)

	Year Ended December 31,					Variance
	2005	2004	2003	2002	2001	2005 vs. 2004
Results of Operations:(1)
Total net revenues	$1,703.8	$1,482.9	$1,342.7	$1,261.7	$1,240.2	15%
Facility restructuring and other exit activities(5)	$30.0	$(15.7)	$(134.2)	$(15.4)	$(198.6)	*
Gain (loss) on sale and impairment of investments	$83.1	$128.1	$147.9	$(20.3)	$(49.5)	*
Income (loss) from continuing operations(2)	$446.2	$381.8	$200.5	$119.0	$(238.9)	17%
Cumulative effect of accounting changes(3)	$1.6	$—	$—	$(293.7)	$—	*
Net income (loss)	$430.4	$380.5	$203.0	$(186.4)	$(241.5)	13%
Income (loss) per share from continuing operations—Basic	$1.20	$1.04	$0.56	$0.33	$(0.72)	15%
Income (loss) per share from continuing operations—Diluted	$1.16	$0.99	$0.55	$0.33	$(0.72)	17%
Net income (loss) per share—Basic	$1.16	$1.04	$0.57	$(0.52)	$(0.73)	12%
Net income (loss) per share—Diluted	$1.12	$0.99	$0.55	$(0.52)	$(0.73)	13%
Weighted average shares—Basic (in thousands)	371,468	366,586	358,320	355,090	332,370	1%
Weighted average shares—Diluted(4) (in thousands)	384,630	405,389	367,361	361,051	332,370	(5)%

*	Percentage not meaningful.
(1)	No cash dividends have been declared in any of the periods presented.
(2)	In 2005, we exited the professional proprietary and agency trading businesses and completed the sale of E*TRADE Consumer Finance Corporation. In 2004, we completed the sale of substantially all of the assets and liabilities of E*TRADE Access. We have reflected the results of these operations as discontinued operations for all periods presented.
(3)	In 2005, we recorded a credit of $1.6 million, net of tax, as a cumulative effect of accounting change, to reflect the amount by which compensation expense would have been reduced in periods prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, for restricted stock awards outstanding on July 1, 2005. In 2002, impairment of goodwill that was identified upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets is reported as a cumulative effect of accounting change.
(4)	For 2004, diluted earnings per share is calculated using the “if converted” method, which includes the additional dilutive impact assuming conversion of the Company’s subordinated convertible debt. Under the “if converted” method, the per share numerator excludes the interest expense and related amortization of offering costs from the convertible debt, net of tax, of $20.0 million. The denominator includes the shares issuable from the assumed conversion of the convertible debt of 25.8 million. For all other periods presented, the “if converted” method is not used as its effect would be anti-dilutive.
(5)	Expenses are presented in parentheses.

	At December 31,					Variance
	2005	2004	2003	2002	2001	2005 vs. 2004
Financial Condition (at year end)
Available-for-sale mortgage-backed and investment securities	$12,564.7	$12,543.8	$9,826.9	$8,193.1	$4,555.1	0%
Total loans, net	$19,512.3	$11,785.0	$9,131.4	$7,365.7	$8,010.5	66%
Brokerage receivables, net	$7,174.2	$3,034.5	$2,297.8	$1,421.8	$2,139.2	136%
Total assets	$44,567.7	$31,032.6	$26,049.2	$21,455.9	$18,172.4	44%
Deposits	$15,948.0	$12,303.0	$12,514.5	$8,400.3	$8,082.9	30%
Corporate debt(1)	$2,022.7	$585.6	$695.3	$695.3	$760.3	245%
Capital lease liability	$—	$0.2	$0.9	$4.4	$18.2
Mandatorily redeemable capital preferred securities(2)	$—	$—	$—	$143.4	$69.5
Shareholders’ equity	$3,399.6	$2,228.2	$1,918.3	$1,505.8	$1,570.9	53%

(1)     Corporate debt represents senior notes, mandatory convertible notes and convertible subordinated notes.

(2)     Mandatorily redeemable capital preferred securities were deconsolidated beginning in 2003 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. These securities are no longer classified as preferred securities; however, they are on the balance under Other Borrowings by Bank Subsidiary.

	Year Ended December 31,					Variance
	2005	2004	2003	2002	2001	2005 vs. 2004
Key Measures:
Operating margin	38%	33%	14%	21%	(15)%	5%
Daily Average Revenue Trades	97,740	83,643	77,052	66,588	89,018	17%
Average commission per trade	$13.82	$15.63	$16.41	$17.01	$17.21	(12)%
Bank net interest spread (basis points)	222	207	150	146	100	7%
Average margin balances	$2,767	$2,048	$1,219	$1,243	$2,092	35%
Average interest-earning banking assets	$27,948	$22,332	$17,165	$13,704	$12,337	25%
Total employees (period end)	3,439	3,320	3,455	3,478	3,334	4%

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

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect,” “may,” “looking forward,” “we plan,” “we believe,” “are planned,” “could be” and “currently anticipate.” Although we believe these statements, as well as other oral and written forward-looking statements made by us or on behalf of E*TRADE Financial Corporation from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our other filings with the Securities and Exchange Commission (“SEC”) and in this document under the heading “Risk Factors.” We caution that there may be risks associated with owning our securities other than those discussed in this document and in such filings. We do not undertake to update any forward-looking statements that may be made from time to time by or on behalf of E*TRADE FINANCIAL.

OVERVIEW

Key Strategy

Our strategy to enhance shareholder value centers on growing and strengthening our retail business and leveraging that growth in our institutional business. We strive to grow our retail business by acquiring, expanding and retaining our relationships with the global retail customer. We plan to grow those relationships by providing product offerings built around price, functionality and service. We also intend to grow through appropriate and targeted acquisitions which leverage our existing business platform.

As we grow our retail customer base and we hold more customers’ assets, we believe that our business will benefit from the management of our balance sheet by the institutional business. As we are able to manage our balance sheet on an enterprise-wide basis, we become less dependent on our customer’s trading activity, which is dependent on levels of market activity, and are better able to generate recurring income. Thus, while commissions are still reported as the lead category in our income statement because most of our customers begin their relationship with us through trading activity, net interest income has become our leading category of revenue, and we anticipate this trend will continue.

Key Factors Affecting Financial Performance

Our financial performance is affected by several external factors outside of our control, including:

•	general economic conditions;

•	customer demand for our products and services;

•	competitor pricing on similar products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	successful integration of the Harrisdirect and BrownCo acquisitions;

•	deepening customer acceptance of our investing, trading, cash management and lending products including E*TRADE Complete;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management focuses on several key metrics in evaluating the Company’s performance. These metrics are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004
Customer Activity Metrics
Retail client assets (in billions)	$178.5	$100.0	$82.9	79%
Daily average revenue trades	97,740	83,643	77,052	17%
Average commission per trade(1)	$13.82	$15.63	$16.41	(12)%
Customer cash and deposits (in billions)	$28.8	$18.7	$19.0	54%
Products per customer(2)	2.1	1.9	1.7	11%

Company Financial Metrics
Operating margin(3)	38%	33%	14%	5%
Revenue growth	15%	10%	6%	5%
Revenue per compensation and benefits dollar	$4.47	$4.23	$3.68	6%

(1)	Our average commission per trade is calculated by dividing retail segment commission revenues by the number of total retail trades.
(2)	We define a product as an account, an account feature that generates revenue, such as a margin-enabled account, or an account function that creates a deeper customer relationship, such as bill pay.
(3)	Our operating margin is calculated by dividing our income before other income, income taxes, minority interest, discontinued operations and cumulative effect of accounting change by our total net revenues.

•	Customer Activity Metrics

•	Retail client assets are the market value of all client assets housed by us. Retail client assets include security holdings, cash (including money market funds), vested unexercised options and deposits. The level of client assets is an indicator of the value of our relationship with the customer. An increase in client assets indicates that existing and new customers are expanding use of our services.

•	Daily Average Revenue Trades (“DARTs”) are an indicator of the volume of transactions our retail customers conduct and are the predominant driver of commissions revenue.

•	Average commission per trade is impacted by the mix between and within our retail domestic and international businesses. This is an indicator of changes to our customer mix and reflects the impact of changes to pricing.

•	Customer cash and deposits are the balances of all customer cash, including deposits, free credits held and money market balances held in outside funds. Free credits represent credit balances in customer accounts arising from deposits of funds and sales of securities. Management considers cash and deposits to be indicative of the deepening engagement with our customers and in addition, this balance is a key driver of net interest income.

•	Products per customer is the average number of our products that a customer actively uses. This measure is an indicator of how well our product and service set appeals to our customer base. We believe increases to this measure are representative of our ability to cross-sell and overall customer engagement with our products and services.

•	Company Financial Metrics

•	Operating margin is the percentage of every dollar of revenue that goes to net income before other income, income taxes, minority interest, discontinued operations and cumulative effect of accounting change. This percentage is indicative of our operating efficiency.

•	Revenue growth is an indicator of our overall financial well being and our ability to execute on our strategy. When coupled with the operating margin, the two provide information about the general success of current strategies. Revenue growth is the difference between the current and prior period total net revenues divided by the prior period total net revenues.

•	Revenue per compensation and benefits dollar is a broad indicator of productivity. The increase in 2005 is an indicator of our ability to drive revenue growth using the existing infrastructure. Revenue per compensation and benefits dollar is total net revenues divided by compensation and benefits expense.

Significant Events in 2005

Acquisitions

Harrisdirect

We completed our acquisition of Harrisdirect on October 6, 2005. At the time of the acquisition, Harrisdirect, an online discount brokerage company, had approximately 425,000 customers who conducted approximately 16,000 DARTs. As of October 6, 2005, Harrisdirect had approximately $34.8 billion in customer assets including $5.0 billion in customer cash. Margin debt was approximately $0.9 billion at the time of the acquisition. Harrisdirect was purchased for approximately $709 million in cash from Harris Financial Corp, a subsidiary of BMO Financial Group. As part of the financing to acquire Harrisdirect, we issued $450 million in fixed-rate senior notes.

BrownCo

We completed our acquisition of JP Morgan Invest, LLC, more commonly known as BrownCo, on November 30, 2005. BrownCo, an online discount brokerage company, had approximately 186,000 customers who conducted approximately 28,000 DARTs. As of November 30, 2005, BrownCo had approximately $34.2 billion in customer assets including approximately $3.5 billion in customer cash. Brokerage receivables were approximately $3.1 billion at the time of the acquisition. BrownCo was purchased for approximately $1.6 billion in cash from JPMorgan Chase & Co. As part of the financing to acquire BrownCo, we issued $550 million fixed-rate senior notes, $650 million in common stock and $450 million in face value of mandatory convertible notes. The common stock was sold in the market and proceeds were used for the BrownCo acquisition.

Wealth Management Advisors

We acquired two wealth management advisors, Kobren Insight Management and Howard Capital Management during 2005. These companies provide advisory and asset management services to retail clients. On a combined basis, these companies manage $1.5 billion in customer assets. The acquisition of these companies are part of our ongoing strategy to enhance our product offering to customers. The growth of our wealth management business extends our ability to provide customers with the complete support they are demanding to address their varied financial needs.

Dispositions

Consistent with our strategy to continually evaluate our businesses and maintain a focus on providing services consistent with our strategy, we made the decision to sell or exit several product lines. In 2005, we sold our Consumer Finance business, exited our institutional proprietary trading business and made a decision to sell our professional agency business, ultimately executing a sale agreement in February 2006. The Consumer Finance business originated and serviced recreational vehicles (“RVs”) and marine loans. We retained the loan portfolio; however, we will no longer originate or service RV or marine loans.

In addition to the above, we made the decision to surrender our rights to trade over-the-counter (“OTC”) stocks on the floor of the Chicago Stock Exchange (“CHX”) during the first quarter of 2006. We determined that we could provide similar services without a presence on the floor of the CHX. The listed stock trading business is not impacted by the decision regarding OTC stocks. Additional information about these dispositions and closures can be found in Note 3 to the Consolidated Financial Statements.

Introduction of E*TRADE Complete

In 2005, we launched E*TRADE Complete, which offers consumers tools to aid in the optimization of investing, cash management and lending products. E*TRADE Complete tools currently include the Cash Optimizer, the Intelligent Investing Optimizer and the Intelligent Lending Optimizer. Customers can quickly transfer funds to modify deposit balances to determine the optimal distribution of cash between accounts based on their personal preferences. Each customer’s product selection and mix will depend on their price, liquidity, convenience and risk tolerance preference. The Intelligent Investing Optimizer makes it easy to develop an investment strategy for a customer’s uninvested cash targeted to specific goals, time horizon and risk tolerance. It also suggests allocations for large cap, small cap, international investment, fixed income and cash. The Intelligent Lending Optimizer is a tool that allows customers to model multiple lending scenarios to determine whether they can lower their borrowing costs. Customers can use E*TRADE Complete in conjunction with our other retail products.

Introduction of Token-Based Security

In 2005, we began offering a token-based security solution to our U.S.-based retail customers. Using a token-based security solution provides an added layer of security at their point of access to the Internet to safeguard their personal financial information. The tokens produce a six digit code that changes every sixty seconds making unauthorized access almost impossible. We believe comprehensive security protection is important to financial consumers and our token-based security solution gives us a competitive edge in this area.

Introduction of Complete Protection Guarantee

During 2005, we developed the E*TRADE Complete Protection Guarantee, consisting of these separate programs. This program was launched in January 2006. Our promise to customers is that we will cover any loss that results from the unauthorized use of our products and services, subject to certain limitations. Under our Complete Payment Protection Guaranty, we ensure that customer payments and transfers are processed exactly as the customer desired. In the unlikely event that any customer payment or transfer is not sent as instructed, we will work with the customer to swiftly resolve the issue and reimburse the customer in full for any late fees, penalties or related finance charges incurred. In addition under the Complete Privacy Protection Guaranty, we assure our customers that we will undertake our best efforts to maintain their privacy and we will not sell personal information to third parties or marketers for any purpose.

Enhanced Our Pricing Structure

During 2005, we changed our pricing structure to reward our customers for holding assets with us and to align our structure with the competitive marketplace. In conjunction, we changed our customer segment definitions along with our pricing structure in 2005. Our current segment definitions are as follows:

Active Trader—In October 2005, a customer with 30 or more trades per quarter qualified as an Active Trader. In February 2005, a customer that executed 15 or more trades per quarter was an Active Trader. During 2004, a customer that executed 27 trades or more per quarter was considered to be an Active Trader.

Mass Affluent—In October 2005, we changed our customer segment definition to less than 30 trades per quarter and holds $50,000 or more in assets in combined retail accounts. In February 2005, a Mass Affluent customer was a customer that executed less than 15 trades per quarter and had $50,000 or more in assets in combined retail accounts. During 2004, a Mass Affluent customer was a customer that executed less than 27 trades per quarter and had $50,000 or more in assets in combined retail accounts.

Main Street Investor—As established in 2005, a customer that executes less than 30 trades per quarter and less than $50,000 in assets in combined retail accounts. In February 2005, a customer that executed less than 15 trades per quarter and had less than $50,000 in assets in combined retail accounts. During 2004, a Main Street Investor was a customer that executed less than 15 trades per quarter and had less than $50,000 in assets in combined retail accounts.

The table below shows our pricing as of December 31 for each period:

Customer Segment	Base Pricing in 2005	Base Pricing in 2004
Active Trader	$6.99 to $9.99 per trade	$9.99 per trade
Mass Affluent	$9.99 per trade	$12.99 per trade
Main Street Investor	$12.99 per trade	$19.99 per trade

We changed our customer segment definitions and lowered our fees charged in February 2005 and October 2005. In addition to the fee schedule above, we have grandfathered certain trade pricing for customers acquired through our Harrisdirect and BrownCo acquisitions.

Enhanced Distribution Network

We enhanced our distribution network by opening six new centers during 2005. Our 16 centers provide face-to-face assistance for retail customers. To better serve our customers, we have also added additional relationship managers bringing the total to approximately 200. Relationship Managers (“RMs”) assist retail customers with asset allocation and investment options. In addition, RMs are cash management specialists who are able to identify the best products to meet the customers’ needs.

Change in Reporting Structure

In January 2005, we revised our financial reporting to better reflect the manner in which our chief operating decision maker assesses our performance and makes resource allocation decisions. As a result, in 2005, we began reporting our operating results in two segments, retail and institutional, rather than our former brokerage and banking segments. For our retail segment, the realignment integrated the management and operations of investing, trading, cash management and lending product and service offerings, including margin loan activities, and stock plan administration products and services for the retail customer. For our institutional segment, the realignment integrated the management and operations of balance sheet management, market-making and global execution and settlement services businesses, with a focus on creating greater integration within our institutional segment and stronger leverage of our retail segment.

Expensing of Employee Stock Options

During the second half of the year, we early adopted the accounting provisions requiring expensing of all employee stock options that continue to vest during the period and for all future grants of employee stock options. Pre-tax compensation and benefits expense increased by $14.1 million in 2005 as a result of adopting the new accounting standard.

Significant Events in 2004

Sale of Our ATM Business

In June 2004, we completed the sale of our ATM business for $107.0 million. We sold the ATM network as we determined that, although it was an important distribution channel, its direct ownership was not essential to providing this customer benefit and that the capital could be better used elsewhere in the Company.

Continued Use of the SDA

We began sweeping brokerage customers’ excess cash balances to the Bank in late 2003. In 2004, we continued sweeping funds and grew the SDA balance by $1.9 billion to $6.2 billion at December 31, 2004. Further, we increased the balance to $7.7 billion at December 31, 2005.

Repurchase of Common Stock

Through Board approved plans, we repurchased $175.8 million, or 13.7 million shares of our common stock during 2004, as the Board determined that the use of cash to reduce outstanding common stock was likely to create long-term value for our shareholders.

Summary Financial Results (dollars in millions, except per share amounts)

	As of or For the Year Ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004
Total net revenues	$1,703.8	$1,482.9	$1,342.7	15%
Net income	$430.4	$380.5	$203.0	13%
Diluted earnings per share	$1.12	$0.99	$0.55	13%
Operating margin ($)	$649.8	$495.8	$189.1	31%
Operating margin (%)	38%	33%	14%	5%

Highlights of 2005 include:

•	Net interest income increased 37% compared with 2004. The continued growth in customer cash and deposits is the primary factor that led to the increase in net interest income. Generally, customer cash and deposits are our lowest cost sources of funds. This increase was also driven by higher interest-earning assets.

•	Loans receivable, net increased $7.9 billion, or 69% compared with 2004. Loans receivable, net growth was focused on two core products consisting of $3.4 billion growth in mortgages and $4.6 billion growth in Home Equity Lines of Credit (“HELOC”.) Our consumer loan products are down $0.1 billion as we focused our efforts on growing mortgage loan products.

•	Our significant growth during 2005 has not impacted our asset quality. The ratio of nonperforming loans, net to total loans, net remained relatively flat at 0.18% at December 31, 2005 versus 0.17% at December 31, 2004. We expect this ratio to increase over time as new loans season.

•	Customer cash and deposits, which include deposits, free credits held and money market balances held in outside funds, increased by $10.1 billion over December 31, 2004. Retail deposits increased $3.5 billion, or 29%. The increase in deposits was mainly driven by our acquisitions and organic growth in the majority of our deposit products: SDA, money market and certificates of deposit accounts. Money market balances held in outside funds increased by $7.0 billion due to the acquisitions. We believe this growth is a result of our acquisitions and the introduction of E*TRADE Complete Cash Optimizer, as well as an overall focus on price, rate and functionality for our retail customers.

•	DARTs increased 17% and 9% compared with 2004 and 2003, respectively. The increases were driven by a combination of our acquisitions during 2005 and an overall focus on price, functionality and service for our retail trading customers. In addition, market performance also played a role in our performance.

Balance Sheet Highlights

Total assets were $44.6 billion at December 31, 2005, up $13.5 billion from December 31, 2004. This increase was primarily attributable to a 69%, or $7.9 billion increase in loans receivable, net, and a $4.1 billion increase in brokerage receivables, net. Interest-earning assets of $41.1 billion increased 38% compared to December 31, 2004. Interest-earning assets include cash and equivalents, cash and investments segregated, brokerage receivables, trading and investment securities, loans receivable, net, loans held-for-sale, net and Federal Home Loan Bank (“FHLB”) stock.

Loans receivable, net were $19.4 billion at December 31, 2005 and $11.5 billion at December 31, 2004. This increase was driven by a targeted effort to grow our residential mortgage loan portfolios including one- to four-family, HELOC and second mortgage loans. The one- to four-family loans portfolio grew $3.4 billion and the HELOC and second mortgage loans portfolio grew $4.6 billion during 2005. Loans receivable, net represented 44% of total assets at December 31, 2005 up from 37% at December 31, 2004. The growth in loans was primarily funded by growth in deposits and other borrowings.

Brokerage receivables, net were $7.2 billion at December 31, 2005, up from $3.0 billion at December 31, 2004. A portion of the increase in brokerage receivables, net resulted from our acquisitions during the year. Excluding acquired balances, brokerage receivables grew by a notable 33%. Brokerage receivables include margin loans of $5.7 billion at December 31, 2005. Brokerage payables were $7.3 billion at December 31, 2005, up from $3.6 billion at December 31, 2004, predominantly the result of acquisitions during 2005.

Deposits were $15.9 billion, up 30% or $3.6 billion during 2005. The increase was driven by mostly organic growth in certificates of deposit and money market accounts as well as by both organic growth and conversions into the SDA. Deposits provide one of our lowest cost sources of funding and are an important contributor to our net interest income growth. We believe this overall growth is a result of our introduction of E*TRADE Complete Cash Optimizer as well as an overall focus on price, rate and functionality for our retail customers.

Borrowings at December 31, 2005 were up $5.0 billion including securities sold under agreements to repurchase, other borrowings by Bank subsidiary and long-term notes compared to December 31, 2004. Securities sold under agreements to repurchase were up $1.2 billion compared to December 31, 2004. Other borrowings by Bank subsidiary were up $2.4 billion during 2005, primarily from growth in FHLB advances. The Bank’s primary sources of wholesale funding are from FHLB advances and securities sold under agreements to repurchase. The increase in Bank borrowings funded the increase in loans receivable, net. Funding sources are selected based on pricing, liquidity and capacity during each period.

Long-term notes increased by $1.4 billion. Proceeds from note issuances were used to partially fund our BrownCo and Harrisdirect acquisitions. Long-term notes issued included senior notes and mandatory convertible notes which increased $1.0 billion and $0.4 billion, respectively compared to December 31, 2004.

EARNINGS OVERVIEW

2005 Compared to 2004

Net income from continuing operations for 2005 was $446.2 million, an increase of $64.4 million or 17% compared to 2004. In 2005, we produced noteworthy asset and deposit growth. For the year, our revenue growth of 15% exceeded expense growth of 7% and resulted in an operating margin of 38%, up from 33% in 2004. Growth in revenues also was attributed to improved interest rate spread and higher net interest income from a larger balance sheet. The following sections describe in more detail the changes in key operating factors, and other changes and events that have affected our consolidated net revenues, expenses excluding interest and other income.

Revenues

The components of net revenues and the resulting variances were as follows (dollars in thousands):

				Variance
	Year Ended December 31,			2005 vs. 2004
	2005	2004	2003	$ Amount	%
Revenues:
Commissions	$458,834	$431,638	$422,709	$27,196	6%
Principal transactions	99,336	126,893	107,601	(27,557)	(22)%
Gain on sales of loans and securities, net	98,858	140,718	247,654	(41,860)	(30)%
Service charges and fees	135,314	97,575	110,058	37,739	39%
Other revenues	94,419	89,077	86,514	5,342	6%

Interest income	1,650,264	1,145,597	892,832	504,667	44%
Interest expense	(779,164)	(510,455)	(486,129)	(268,709)	(53)%

Net interest income	871,100	635,142	406,703	235,958	37%
Provision for loan losses	(54,016)	(38,121)	(38,523)	(15,895)	(42)%

Net interest income after provision for loan losses	817,084	597,021	368,180	220,063	37%

Total net revenues	$1,703,845	$1,482,922	$1,342,716	$220,923	15%

The table below presents revenues as a percentage of total revenue. The primary driver of revenue has shifted from commissions to net interest income after provision for loan losses. This shift is representative of our diversification of revenue streams. Net interest income continues to be our largest source of revenue and now represents 48% of total net revenues. Net interest income is earned primarily through lending, which includes margin, real estate and consumer loans, and by holding low cost deposits.

	Year Ended December 31,			Variance
	2005	2004	2003	2005 vs. 2004
Revenues:
Commissions	27%	29%	32%	(2)%
Principal transactions	6	9	8	(3)
Gain on sales of loans and securities, net	6	9	18	(3)
Service charges and fees	8	7	8	1
Other revenues	5	6	7	(1)
Net interest income after provision for loan losses	48	40	27	8

Total net revenues	100%	100%	100%	—%

Commissions

Commissions revenue increased 6% to $458.8 million in 2005 from $431.6 million in 2004. The average commission per trade is impacted by the mix between and within our domestic and international businesses. The primary factors that affect our commissions are DARTs and average commissions per trade. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per trade.

Retail commissions increased $10.8 million compared to 2004 due to higher volumes (DARTs), offset by lower average commission per trade. Increased market pressures, strategic pricing and a change in the composition of our retail customer base have resulted in lower average commission per trade, down 12% from

2004. Our retail customers are divided into three categories: Active Trader, Mass Affluent and Main Street Investor. Each segment receives product pricing based on its service usage level, with Active Traders receiving the most favorable pricing. During 2005, growth in Active Trader and Mass Affluent customer trading volumes outweighed Main Street Investor trading volumes, contributing to our lower average commission per trade.

Due to the factors described above, our growth in DARTs by 17% has equated to only a 3% increase in retail commissions revenue during 2005; however, our business model derives revenue from not only trades but the full relationship with the customer, especially customers who deposit cash with us. Our average customer purchases at least 2 products or services from our suite of retail products. So while retail commissions increased 3% during 2005, total revenue increased 15%.

Institutional commissions increased to $119.2 million in 2005 from $102.7 million in 2004. The increase reflects growth in wholesale trading. In early 2005, an institutional wholesale trading group was created to trade large blocks of stock for institutional customers. We provide institutional customers with global trading and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Principal Transactions

Principal transactions decreased 22% in 2005 compared to 2004. Principal transactions decreased due to lower market-making volumes and market volatility. Principal transactions primarily consist of revenues from market-making. As such, our principal transactions revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, net

As shown in the following table, gain on sales of loans and securities, net decreased 30% to $98.9 million in 2005, compared to 2004 (dollars in thousands):

				Variance
	Year Ended December 31,			2005 vs. 2004
	2005	2004	2003	$ Amount	%
Gain (loss) on sales of originated loans:
Mortgage loans	$39,161	$64,810	$187,655	$(25,649)	(40)%
Consumer loans(1)	15,686	17,906	(37,262)	(2,220)	(12)%

Gain on sales of originated loans	54,847	82,716	150,393	(27,869)	(34)%

Gain (loss) on sales of loans held-for-sale, net:
Gain (loss) on sales of loans held-for-sale	(3,210)	4,557	33,588	(7,767)	*
Gain (loss) on hedges	2,282	(6,625)	(23,168)	8,907	*
Loss on loan prepayments	(280)	(1,379)	(10,234)	1,099	80%

Gain (loss) on sales of loans held-for-sale, net	(1,208)	(3,447)	186	2,239	65%

Gain on sales of loans, net	53,639	79,269	150,579	(25,630)	(32)%

Gain on sales of securities, net:
Gain on sales of securities	84,577	75,408	97,780	9,169	12%
Impairment	(38,343)	(13,959)	(2,611)	(24,384)	*
Gain (loss) on hedges	(1,015)	—	1,906	(1,015)	*

Gain on sales of securities, net	45,219	61,449	97,075	(16,230)	(26)%

Total gain on sales of loans and securities, net	$98,858	$140,718	$247,654	$(41,860)	(30)%

*	Percentage not meaningful
(1)	Consumer loans originated by our retail segment and sold to our institutional segment were sold at an arm’s length transfer price. The gains (losses) associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net was primarily due to lower gains on sales of originated mortgage loans. This was the result of an overall decline in mortgage industry volumes as interest rates continued to rise during 2005.

Impairment losses in 2005 relate primarily to interest-only securities and to a lesser extent certain investment securities. Impairments on certain interest-only securities were the result of short-term movements in interest rates. Impairments on investment securities were the result of credit losses in certain investment securities secured by manufactured housing loans. These impairments were not indicative of a specific issue with our investments, but rather an overall deterioration in the manufactured housing loan market.

Service Charges and Fees

Service charges and fees increased 39% to $135.3 million in 2005 compared to $97.6 million in 2004. The 2005 increase was primarily due to increases in account service fees of $27.5 million in 2005. The increase in account service fees is due to an increase in account service fees charged from $25 to $40 per quarter, beginning the first quarter of 2005, for customers who did not meet certain criteria for balance and/or activity levels. Service charges and fees represent account service fees, advisory fees, servicing fee income and other customer service fees. Advisory fees increased by $5.2 million in 2005 compared to 2004 resulting from our acquisitions of investment advisory firms. Servicing rights impairment decreased $4.6 million due to lower impairment writedowns in 2005. This decrease resulted from the overall rise in interest rates during 2005.

Other Revenues

Other revenues increased 6% to $94.4 million in 2005 compared to 2004. The increases are due to increased options transaction fees and 12b-1 fees, offset by decreases in proprietary fund revenues relating to the closure of certain of our proprietary funds. Other revenues include foreign exchange margin revenues, stock plan administration products revenues and other revenues ancillary to our retail customer transactions.

Net Interest Income

Net interest income increased 37% to $871.1 million in 2005 compared to 2004. The increase in net interest income is primarily due to an increase in interest-earning assets and margin loan balances. Net interest income represents interest earned on interest-earning assets (primarily loans receivable and mortgage-backed and related available-for-sale securities), margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts, net of interest paid on interest-bearing banking liabilities (primarily customer deposits, repurchase agreements, other borrowings and advances from the FHLB), paid to customers on certain credit balances and to banks and other broker-dealers through our brokerage subsidiary’s stock loan program. Net interest spread is the difference between the weighted-average yields earned on interest-earning banking assets and the weighted-average rates paid on interest-bearing banking liabilities.

In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Our actions have created a balance sheet characterized by strong asset quality and flexibility to take advantage of, where appropriate, changing interest rates and to adjust to changing market conditions. We anticipate that interest rates will continue to rise in 2006 and that the overall impact of a rise in long-term interest rates will be beneficial to net interest income. We expect a negative impact on net interest spread if the interest rate yield curve remains flat or inverts. We believe growth in customer cash balances and customer margin balances will offset this risk of a decline in net interest spread.

Interest income and interest expense reflect income and expense on hedges that qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The following table shows the income (expense) on hedges that are included in interest income and expense (dollars in thousands):

				Variance
	Year Ended December 31,			2005 vs. 2004
	2005	2004	2003	$ Amount	%
Interest income:
Interest income, gross	$1,662,745	$1,162,721	$931,320	$500,024	43%
Hedge expense	(12,481)	(17,124)	(38,488)	4,643	27%

Interest income, net	1,650,264	1,145,597	892,832	504,667	44%

Interest expense:
Interest expense, gross	(695,634)	(313,988)	(310,622)	(381,646)	(122)%
Hedge expense	(83,530)	(196,467)	(175,507)	112,937	57%

Interest expense, net	(779,164)	(510,455)	(486,129)	(268,709)	(53)%

Net interest income	$871,100	$635,142	$406,703	$235,958	37%

Provision for Loan Losses

Provision for loan losses increased $15.9 million to $54.0 million in 2005 from 2004. The increase in the provision for loan losses is primarily related to growth in the residential mortgage loan portfolio. In addition, higher consumer loan related losses resulted from higher losses on RV and higher credit card bankruptcy activity as a significant number of customers filed for personal bankruptcy before the enactment of the new bankruptcy laws in October 2005. We expect provision on our consumer loans to decrease in 2006, as the increase in 2005 was primarily due to the enactment of the bankruptcy laws. We expect this to be more than offset by increased provision in the mortgage portfolio due to planned growth in 2006 as well as seasoning of the purchases made in 2005.

During the third quarter of 2005, Hurricane Katrina inflicted significant damage to the gulf coast region. We currently do not estimate any related significant loss exposure in our loan portfolio. We have mortgage loans approximating $582 million in the FEMA-designated impact areas. Many of the loans are to borrowers where repayment ability has not yet been determined to be diminished, or are in areas where the properties may have suffered little, to no damage or may not yet have been inspected. Of the $582 million in loans, approximately 99% were still performing as of December 31, 2005. We currently do not estimate any significant exposure from this natural disaster and will continue to refine our estimates as more information becomes available.

See “Balance Sheet Overview” for additional information regarding factors impacting the provision for loan losses.

Expenses Excluding Interest

As shown in the following table, expenses excluding interest increased 7% to $1.1 billion in 2005 compared to 2004 (dollars in thousands):

				Variance
	Year Ended December 31,			2005 vs. 2004
	2005	2004	2003	$ Amount	%
Expenses excluding interest:
Compensation and benefits	$380,803	$350,440	$364,598	$30,363	9%
Occupancy and equipment	69,089	69,572	78,381	(483)	(1)%
Communications	82,485	69,674	73,650	12,811	18%
Professional services	75,237	67,747	55,716	7,490	11%
Commissions, clearance and floor brokerage	140,806	129,696	124,868	11,110	9%
Advertising and marketing development	105,935	62,155	57,887	43,780	70%
Servicing and other banking expenses	52,326	35,971	37,575	16,355	45%
Fair value adjustments of financial derivatives	4,892	(2,299)	15,338	7,191	*
Depreciation and amortization	74,981	77,892	85,615	(2,911)	(4)%
Amortization of other intangibles	43,765	19,443	24,758	24,322	125%
Facility restructuring and other exit activities	(30,017)	15,688	134,187	(45,705)	*
Other	53,751	91,144	101,042	(37,393)	(41)%

Total expenses excluding interest	$1,054,053	$987,123	$1,153,615	$66,930	7%

*	Percentage not meaningful

The increase in expenses was primarily driven by the following:

•	Stock option expense increased by $14.1 million compared to 2004 as a result of adopting the new accounting standard requiring the fair value of share-based compensation to be included in compensation expense. See Note 21 to the Consolidated Financial Statements for more information.

•	Advertising and marketing costs increased by $43.8 million due to the launch of E*TRADE Complete, as well as an increase in our acquisition-related marketing and customer retention marketing.

•	Servicing costs increased due to growth in our loan portfolio which increased 69% compared to 2004.

•	Intangible amortization increased primarily due to the impairment of our OTC specialist book.

In addition, the growth in expenses was partially offset by the following:

•	The sale of the Consumer Finance servicing business which resulted in a credit to facility restructuring and other exit activities of $35.5 million. See dispositions and Notes 3 and 4 to the Consolidated Financial Statements for more information.

•	The favorable settlement of the Nomura litigation reduced other expenses by $35.0 million. See Legal Proceedings for more details regarding the settlement.

Other Income

As shown in the following table, other income decreased 62% to $26.3 million in 2005 compared to 2004 (dollars in thousands):

	Year Ended December 31,			Variance
				2005 vs. 2004
	2005	2004	2003	$ Amount	%
Other income:
Corporate interest income	$11,043	$6,692	$6,550	$4,351	65%
Corporate interest expense	(73,956)	(47,525)	(45,596)	(26,431)	(56)%
Gain on sale and impairment of investments	83,144	128,111	147,874	(44,967)	(35)%
Loss on early extinguishment of debt	—	(22,972)	—	22,972	*
Equity in income of investments and venture funds	6,103	4,382	9,132	1,721	39%

Total other income	$26,334	$68,688	$117,960	$(42,354)	(62)%

*	Percentage not meaningful

Other income decreased $42.4 million in 2005 compared to 2004 primarily due to lower gain on the sale and impairment of investments of $45.0 million and higher corporate interest expense of $26.4 million resulting from an increase in acquisition-related senior notes in 2005, partially offset by the $23.0 million loss on early extinguishment of debt in 2004. During 2005, we sold shares of our investments in Softbank Investment Corporation (“SBI”), Archipelago Holdings, Ameritrade Holding Corporation and International Stock Exchange resulting in gains of $82.7 million. During 2004, gain on sale and impairment of investments was primarily related to gain on sale of our investments in SBI in the amount of $130.6 million. The $49.3 million decrease in other income in 2004 compared to 2003 resulted from the loss on early extinguishment of debt of $23.0 million and lower gain on sale and impairment of investments of $19.8 million in 2003.

Income Tax Expense

Income tax expense from continuing operations increased 26% to $229.8 million in 2005 from 2004. The increase in income tax expense is principally related to the increase in pre-tax income over the comparable periods. Our effective tax rate for 2005 was 34.0% compared to 32.2% for 2004. The lower effective tax rate in 2004 was principally due to tax benefits recognized in 2004 in connection with the sale of partnership interests which generated an excess tax basis adjustment and the closure of several open IRS tax issues. We currently expect our 2006 effective tax rate to increase to approximately 37%. For additional information, see Note 18 to the Consolidated Financial Statements.

Discontinued Operations

The net loss from discontinued operations increased by $16.1 million in 2005 compared to 2004. Gain on the disposal of discontinued operations, net was $4.0 million in 2005 resulting from the sale of the Consumer Finance origination business of $6.4 million offset by a $2.4 million loss related to the institutional proprietary trading unit. Loss from discontinued operations, net decreased by $11.3 million in 2005 compared to 2004, due to lower operating losses in the Consumer Finance origination business of $7.4 million. In addition, losses from the E*TRADE Professional business were down $2.0 million and losses in the E*TRADE Access business were down $1.9 million compared to 2004.

2004 Compared to 2003

Overview

Net income from continuing operations grew from $200.5 million for 2003 to $381.8 million for 2004. This growth was achieved due to higher revenues and lower expenses excluding interest. Revenues grew due to higher net interest income, which more than offset the decline in gain on sales of loan and securities, net. Net interest income was higher due to overall growth in our balance sheet coupled with increased SDA balances, providing us lower cost funds. The decline in gain on sales of loans and securities, net, was due to a slowing mortgage market and therefore, lower gains on loan sales, as 2003 was a strong year for mortgage loan sales. Expenses excluding interest were down mainly due to lower facility restructuring and other exit activities. We established a new restructuring plan in 2003, with only minor adjustments to such plans in 2004.

Revenues

Commissions

Commissions revenue increased 2% to $431.6 million in 2004 from $422.7 million in 2003. Retail commissions increased 4%, or $12.8 million compared to 2003 due to higher DARTs offset by lower average commission per trade. Increased market pressures and new retail pricing in 2004 impacted our retail average commission per trade down 5% from 2003. In early 2004, we introduced Priority E*TRADE, targeted at Mass Affluent customers and created a third tier in our retail price structure. As a result, we saw growth in DARTs of 9%, while retail commissions increased 4%. Institutional commissions decreased 4% to $102.7 million from $106.6 million in 2003. The slight decrease in institutional commission revenues was mainly driven by the mix of customers and related pricing.

Principal Transactions

Principal transactions increased 18% in 2004 compared to 2003, due to higher market-making revenues due to significantly increased volume from bulletin board stocks and to a lesser extent listed stocks, coupled with an increase in revenue capture on OTC-traded shares.

Gain on Sales of Loans and Securities, net

Gain on sales of loans and securities, net decreased 43% in 2004 compared to 2003, due to a decline in gain on sales of loans, net of $71.3 million and gains on sales of securities of $35.6 million. The decrease in sales of originated loans was due to reductions in the volume of originated loans resulting from higher interest rates in 2004 over 2003. Gains on sales of securities, net reflected a decline in the gain from sales of interest-only and mortgage-backed securities. In 2004, we also recognized other-than-temporary impairments on the value of our interest-only and asset-backed securities.

Service Charges and Fees

Service charges and fees decreased 11% to $97.6 million in 2004 compared to $110.1 million in 2003. The decrease was primarily due to a decline in account service fees of approximately $14.5 million. The decrease in account service fees from 2003 to 2004 was primarily due to a decrease in the number of accounts that were charged account service fees as customers either met the specified balance and/or activity level, closed their accounts or had their account value taken to $0 as a result of the account service fee.

Other Revenues

Other revenues increased 3% to $89.1 million in 2004 compared to $86.5 million in 2003. The increase is primarily due to a $6.0 million increase in payments for order flow from an overall increase in trades including option trades. Payments for order flow are payments for orders which are sent between broker-dealers.

Net Interest Income

Net interest income increased 56% to $635.1 million in 2004 compared to 2003. The increase in net interest income is primarily due to an increase in average interest-earning banking assets, margin loan balances and growth in customer deposits. Net interest income represents interest earned on interest-earning banking assets (primarily loans receivable and mortgage-backed and related available-for-sale securities), margin loans, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market accounts, net of interest paid on interest-bearing banking liabilities (primarily customer deposits, repurchase agreements, other borrowings and advances from the FHLB), paid to customers on certain credit balances and to banks and other broker-dealers through our brokerage subsidiary’s stock loan program. Net interest spread is the difference between the weighted-average yields earned on interest-earning banking assets less the weighted-average rate paid on interest-bearing banking liabilities.

Provision for Loan Losses

Provision for loan losses decreased $0.4 million to $38.1 million in 2004 from $38.5 million in 2003. The $12.4 million decrease in the provision for consumer loans was due to the continued seasoning and lower charge-offs related to our consumer loan portfolio, which consisted primarily of RVs, marine and automobiles. The $12.0 million increase related to real estate and home equity loans was driven by the purchase of $2.1 billion of unseasoned HELOC, which generally have higher delinquencies and charge-offs than one-to-four family loans.

Expenses Excluding Interest

In 2004, total expenses excluding interest decreased 14% to $987.1 million from $1,153.6 million in 2003. The primary driver of this decrease was due to significantly reduced facility restructuring and other exit activities, down $118.5 million. In mid-2003, we initiated the 2003 Restructuring Plan, which was focused on creating additional operating leverage by exiting unprofitable product offerings and consolidating operations. The 2003 Restructuring Plan also had a positive impact on reduced costs in 2004 as compensation and benefits, occupancy and equipment and amortization of other intangibles declined in 2004 due to our efforts in 2003.

Discontinued Operations

The net loss from discontinued operations was $1.3 million in 2004, compared to a net gain of $2.5 million in 2003. The net loss in 2004 reflected both losses on the operations of our discontinued businesses of $32.7 million, nearly offset by a one-time $31.4 million gain on disposal of discontinued operations, recognized from our sale of the E*TRADE Access business. Net losses from discontinued operations were higher in 2004 due to operating losses of the Consumer Finance origination business, which was later sold in 2005.

SEGMENT RESULTS REVIEW

Retail

As shown in the following table, retail segment income increased 49% to $458.8 million in 2005 compared to 2004 (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2005 vs. 2004
	2005	2004	2003	$ Amount	%
Retail segment income:
Commissions	$339,654	$328,889	$316,092	$10,765	3%
Gain on sales of loans and securities, net	63,705	93,694	235,064	(29,989)	(32)%
Service charges and fees	116,102	84,445	104,531	31,657	37%
Other revenues	112,836	106,457	104,157	6,379	6%
Net interest income	445,124	322,278	133,970	122,846	38%

Net segment revenues	1,077,421	935,763	893,814	141,658	15%
Total segment expenses	618,664	628,146	769,318	(9,482)	(2)%

Total retail segment income	$458,757	$307,617	$124,496	$151,140	49%

Key Metrics:
DARTs	97,740	83,643	77,052	14,097	17%
Average commission per trade	$13.82	$15.63	$16.41	$(1.81)	(12)%
Average margin balance (in millions)	$2,767	$2,048	$1,219	$719	35%
Retail client assets (in billions)	$178.5	$100.0	$82.9	$78.5	79%
Products per customer	2.1	1.9	1.7	0.2	11%

Our retail segment generates revenues and earnings through investing, trading, cash management and lending relationships with retail customers. These relationships drive essentially five sources of revenues including commissions, gain on sales of loans and securities, net, service charges and fees, other revenues and net interest income. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships. Our geographically dispersed retail accounts grew by 20% in 2005. A portion of this growth is attributable to our acquisitions of BrownCo and Harrisdirect during the fourth quarter of 2005. As of December 31, 2005, we had approximately 3.6 million active brokerage accounts and 0.7 million active banking accounts.

The increase in retail segment income in 2005 from 2004 was due to an increase in net revenue primarily driven by an increase in net interest income, offset by lower gains on sales of loans and securities, net. DARTs increased 17% in 2005 compared to 2004. While the increase in DARTs did not produce a corresponding increase in commission revenues, these customers did help drive the increase in cash deposits held in SDA accounts. Higher SDA and deposit balances translate into a lower cost of funds as deposits increase in comparison to other borrowings. Retail net interest income in 2005 increased $122.8 million compared to 2004. The increase was driven by an increase in both average interest-earning assets and the net interest spread earned. Growth in average margin balances continues to be strong for the retail segment, with average balances increasing 35%, to $2.8 billion in 2005 compared to $2.0 billion in 2004 including the impact of our acquisitions. Other key drivers of the increase in retail segment income were growth in the average balance of loans and deposits which increased 54% and 11%, respectively over last year. Service charges and fees increased by 37% in 2005 compared to 2004, primarily due to an increase in account service fees. Offsetting these positive variances were lower gains on the sale of loans and securities, net of $30.0 million due to the lower gains on the sale of mortgage loans and securities impairment.

The increase in retail segment income in 2004 from 2003 was due to an increase in net revenues and reduced expenses. Net revenue growth was largely driven by an increase in net interest income and, to a lesser extent, commissions, offset by declines in gain on sales of loans and securities, net and service charges and fees. Retail net interest income in 2004 increased $188.3 million, or 141%. This increase was driven by increases in average margin balances up 68% to $2.0 billion from $1.2 billion in conjunction with the introduction of our SDA in 2003 which reduced the cost of funds, thus increasing net interest income. The reductions in gains on sales of loans and securities, net are attributed to lower loan sale volumes. In the retail expenses, facility restructuring and other exit activities declined as we incurred significant charges in 2003 related to our 2003 Restructuring Plan.

Institutional

As shown in the following table, institutional segment income increased 2% to $191.0 million in 2005 compared to 2004. (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2005 vs. 2004
	2005	2004	2003	$ Amount	%
Institutional segment income:
Commissions	$119,180	$102,749	$106,617	$16,431	16%
Other revenues	163,923	203,731	150,455	(39,808)	(20)%
Net interest income after provision	372,122	274,743	234,210	97,379	35%

Net segment revenues	655,225	581,223	491,282	74,002	13%
Total segment expenses	464,190	393,041	426,677	71,149	18%

Total institutional segment income	$191,035	$188,182	$64,605	$2,853	2%

Key metrics:
Average interest-earning banking assets (in millions)	$27,948	$22,332	$17,165	$5,616	25%
Total non-performing loans, net, as a % of total gross loans held-for-investment	0.18%	0.17%	0.30%	—	0.01%
Average revenue capture per 1,000 equity shares	$0.458	$0.341	$1.180	$0.117	34%

Our institutional segment generates revenues and earnings from balance sheet management activities, market-making and global execution and settlement services.

The $2.9 million increase in institutional segment income in 2005 was attributable to a $74.0 million increase in revenues offset by a $71.1 million increase in expenses. The increase in revenues resulted from higher net interest income due to higher average balances of interest-earning banking assets. The increase in net interest income was partially driven by a shift from lower yielding securities to higher yielding loans. The increase in expenses was driven by an increase in intangible amortization, compensation and benefits expense and commissions, clearance and floor brokerage due to an increase in overall trading volumes and higher servicing expenses related to an increase in loans serviced. Intangible amortization increased primarily due to the impairment of our OTC Specialist Book. Compensation and benefits expense increased due to our initial adoption of expensing options under SFAS No 123(R) and increases in volume- and performance-based compensation.

The increase in institutional segment income in 2004 from 2003 was due to an increase in net revenues and a reduction in expenses. The increase in net segment revenues was due to increases in net interest income of $40.1 million, gain on sales of loans and securities, net of $34.4 million and principal transactions of $19.3 million offset by a decline in commissions of $3.9 million. The increase in net interest income was the result of an increase in average interest-earning banking assets by 30% and yield remaining flat, with a 29% increase in average interest-bearing banking liabilities coupled with cost of funds declining 57 basis points. The decline in expenses from 2003 to 2004 was largely driven by the decline in facility restructuring and other exit activities as we recorded significant charges in 2003 related to our 2003 Restructuring Plan.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our Consolidated Balance Sheets (dollars in thousands):

	December 31,		Variance
	2005	2004	2005 vs. 2004
Assets:
Cash and equivalents	$844,188	$939,906	(10)%
Brokerage receivables, net	7,174,175	3,034,548	136%
Trading securities	146,657	593,245	(75)%
Available-for-sale mortgage-backed and investment securities	12,564,738	12,543,818	—%
Loans receivable, net	19,424,895	11,505,755	69%
Loans held-for-sale, net	87,371	279,280	(69)%
Other assets	4,325,662	2,136,031	103%

Total assets	$44,567,686	$31,032,583	44%

Liabilities and shareholders’ equity:
Brokerage payables	$7,315,659	$3,618,892	102%
Deposits	15,948,015	12,302,974	30%
Securities sold under agreements to repurchase	11,101,542	9,897,191	12%
Other borrowings by Bank subsidiary	4,166,592	1,760,732	137%
Corporate debt	2,022,701	585,617	245%
Other liabilities	613,617	638,975	(4)%

Total liabilities	41,168,126	28,804,381	43%
Shareholders’ equity	3,399,560	2,228,202	53%

Total liabilities and shareholders’ equity	$44,567,686	$31,032,583	44%

Total assets increased 44%, or $13.5 billion during 2005. This increase was driven primarily by loans receivable, net up $7.9 billion and brokerage receivables up $4.1 billion. Other assets increased due to goodwill and intangibles added as a component of the Harrisdirect and BrownCo acquisitions. Excluding the initial balance of brokerage receivables at acquisition, organically generated brokerage receivables increased by 33%. Deposits increased $3.6 billion due to higher SDA and money market deposits. Our growth in borrowings including securities sold under agreements to repurchase relates to the funding of loan growth. Corporate debt increased due to the funding of our acquisitions in 2005.

Required Statistical Disclosure by Bank Holding Companies

The following table shows where you can find certain tables containing certain required Bank Holding Company disclosures, most of which are included in the Required Financial Data section, beginning on page 54.

Required Disclosure*	Page
Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential
Average Balance Sheets and Analysis of Net Interest Income	54
Net Interest Income—Volumes and Rates Analysis	55
Investment Portfolio
Investment Portfolio—Book Value and Market Value	58
Investment Portfolio Maturity	59
Loan Portfolio
Loans by Type	56
Loan Maturities	57
Loan Sensitivities	57
Risk Elements
Nonaccrual, Past Due and Restructured Loans	42
Past Due Interest	42
Policy for Nonaccrual	42
Potential Problem Loans	43
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	40
Allocation of the Allowance for Loan Losses	41
Deposits
Average Balance and Average Rates Paid	44
Time Deposit Maturities	107
Time Deposits in Excess of $100,000	107
Return of Equity and Assets	54
Short-Term Borrowings	60

*	Note that these disclosures are at the Bank Holding Company level and do not include brokerage and corporate amounts.

An analysis of changes in certain balance sheet components follows:

Loans Receivable, net

Loans receivable, net are summarized as follows (dollars in thousands):

	December 31,		Variance
	2005	2004	2005 vs. 2004
Real estate loans:
One- to four-family	$7,091,664	$3,669,594	93%
HELOC, second mortgage and other	8,106,820	3,618,740	124%
Consumer and other loans:
RV	2,692,055	2,542,645	6%
Marine	752,645	720,513	4%
Automobile	235,388	583,354	(60)%
Credit card	188,600	203,169	(7)%
Other	97,436	19,493	400%
Unamortized premiums, net	323,573	195,928	65%
Allowance for loan losses	(63,286)	(47,681)	(33)%

Total loans receivable, net	$19,424,895	$11,505,755	69%

Loans receivable, net represented 44% of total assets at December 31, 2005 and 37% of total assets at December 31, 2004. The increase of $7.9 billion to $19.4 billion at December 31, 2005 was due to a targeted effort to grow our one- to four-family and HELOC portfolios. These two portfolios now represent 79% of total loans receivable, net, up from 64% at December 31, 2004. We anticipate that our mortgage and HELOC portfolios will increase in the next year as we focus on these product lines; enhance our credit risk profile and focus on cross sell opportunities. We anticipate that RV and marine loan balances will decline over time due to the sale of the Consumer Finance Corporation and the continued decline in automobile loans due to the exit of the automobile origination business in 2004. Other loans include commercial loans which have increased during 2005. The increase in unamortized premiums is volume-related and represents purchase premiums, net on real estate loans.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio, delinquency levels and trends, expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the real estate market and geographic concentrations within the loan portfolio, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In general, the allowance for loan losses should be at least equal to twelve months of projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowances as % of Consumer and Other Loans Receivable	Allowance	Allowances as % of Real Estate Loans Receivable	Allowance	Allowances as % of Total Loans Receivable
December 31, 2005	$32,379	0.80%	$30,907	0.20%	$63,286	0.32%
December 31, 2004	$29,686	0.72%	$17,995	0.24%	$47,681	0.41%

The allowance as a percentage of total loans receivable declined in 2005. The lower percentage resulted from a change in the mix of assets. Our loan portfolio shifted to a higher percentage of mortgage loans, which generally incur lower losses than consumer loans. Mortgage loans represented 79% of total loans receivable, net at the end of 2005, up from 64% at the end of 2004. The increase in the allowance allocated to the consumer loans portfolio was the result of an increase in nonperforming RV and marine loans.

The following table provides an analysis of the allowance for loan losses during the past five years (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003	2002	2001
Allowance for loan losses—beginning of year	$47,681	$37,847	$27,666	$19,874	$12,565

Loan charge-offs:
Real estate	(936)	(186)	(364)	(460)	(94)
HELOC, second mortgage and other	(3,929)	(1,464)	(75)	—	(79)
RV	(20,592)	(18,419)	(20,341)	(3,456)	—
Marine	(8,009)	(6,003)	(7,369)	—	—
Automobile	(5,915)	(13,796)	(22,695)	(28,046)	(5,395)
Credit card	(17,286)	(10,313)	(919)	—	—
Other	(180)	(160)	(1,971)	—	—

Total loan charge-offs	(56,847)	(50,341)	(53,734)	(31,962)	(5,568)

Loan recoveries:
Real estate	234	—	223	30	29
HELOC, second mortgage and other	526	310	—	—	4
RV	7,848	9,088	9,738	—	—
Marine	3,960	3,225	3,806	—	—
Automobile	5,382	7,464	8,335	10,632	669
Credit card	380	141	1	—	—
Other	106	279	541	—	—

Total recoveries	18,436	20,507	22,644	10,662	702

Net charge-offs	(38,411)	(29,834)	(31,090)	(21,300)	(4,866)
Allowance acquired through acquisitions(1)	—	1,547	2,748	14,428	4,699
Provision for loan losses	54,016	38,121	38,523	14,664	7,476

Allowance for loan losses—end of year	$63,286	$47,681	$37,847	$27,666	$19,874

Net charge-offs to average loans receivable, net outstanding	0.26%	0.30%	0.41%	0.28%	0.07%

(1)	Acquisition of credit card portfolios in 2004 and 2003, the E*TRADE Consumer Finance portfolio in 2002 and the automobile portfolio in 2001.

During 2005, the allowance for loan losses increased by $15.6 million. Approximately $12.9 million of this increase is due to higher real estate loans outstanding which increased by $8.1 billion during 2005. The remaining increase in the allowance was due to slightly higher expected losses on RV and credit card loans offset by lower automobile loan related losses.

In determining the allowance for loan losses, we allocate a portion of allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date. The following table allocates the allowance for loan losses by loan category (dollars in thousands):

	December 31,
	2005		2004		2003		2002		2001
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate loans:
One- to four-family	$4,858	37.0%	$2,812	32.3%	$2,360	28.6%	$3,343	29.8%	$8,716	73.7%
HELOC, second mortgage and other	26,049	42.3	15,183	31.9	3,302	19.1	851	6.8	157	0.4

Total real estate loans	30,907	79.3	17,995	64.2	5,662	47.7	4,194	36.6	8,873	74.1

Consumer and other loans:
RV	13,465	14.1	11,343	22.4	11,386	28.3	9,480	24.8	—	3.1
Marine	4,590	3.9	4,116	6.3	2,503	7.9	3,108	8.4	—	—
Automobile	1,080	1.2	4,195	5.1	11,876	14.5	8,190	27.4	11,001	22.6
Credit card	11,714	1.0	9,078	1.8	5,583	1.4	—	—	—	—
Other	1,530	0.5	954	0.2	837	0.2	2,694	2.8	—	0.2

Total consumer and other loans	32,379	20.7	29,686	35.8	32,185	52.3	23,472	63.4	11,001	25.9

Total allowance for loan losses	$63,286	100.0%	$47,681	100.0%	$37,847	100.0%	$27,666	100.0%	$19,874	100.0%

(1)	Represents percentage of loans receivable in category to total loans receivable, excluding premium (discount).

Actual losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For first lien position mortgages, a charge-off is recognized when we foreclose on the property. For revolving loans, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days.

The $8.6 million increase in net charge-offs in 2005 was primarily due to higher net charge-offs on credit cards of $6.7 million, marine and RV of $4.7 million and real estate loan portfolios of $2.8 million, offset partially by lower net charge-offs on automobile loans of $5.8 million. Higher credit card charge-offs are the result of increased bankruptcy filings as customers declared bankruptcy ahead of the new bankruptcy laws in October 2005. We do not anticipate that the 2005 level of credit card charge-offs will continue. The increase in net charge-offs was also due to growth in loans receivable and specific events affecting customer behavior during the period and not indicative of a decline in credit quality.

Net charge-offs decreased by $1.3 million in 2004 from the 2003 level due to lower automobile, RV and other losses of $10.8 million, partially offset by higher credit card losses of $9.3 million.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	December 31,
	2005	2004	2003	2002	2001
Real estate loans:
One- to four-family	$18,067	$11,029	$18,094	$22,497	$20,595
HELOC, second mortgage and other	9,568	2,755	269	81	—

Total real estate loans	27,635	13,784	18,363	22,578	20,595

Consumer and other loans:
Recreational vehicle	2,826	1,416	1,399	1,486	—
Marine	873	908	1,067	94	—
Automobile	448	826	1,602	2,277	91
Credit card	2,858	2,999	2,147	—	—
Other	14	22	16	53	—

Total consumer and other loans	7,019	6,171	6,231	3,910	91

Total nonperforming loans, net	34,654	19,955	24,594	26,488	20,686
REO and other repossessed assets, net	6,555	5,367	6,690	6,723	3,328

Total nonperforming assets, net	$41,209	$25,322	$31,284	$33,211	$24,014

Total nonperforming loans, net as a percentage of total loans, net	0.18%	0.17%	0.27%	0.36%	0.26%

Total allowance for loan losses as a percentage of total nonperforming loans, net	182.62%	238.94%	153.89%	104.45%	96.07%

We expect that the amount of nonperforming loans will change due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions, or factors particular to a borrower.

During 2005, our nonperforming assets, net increased $15.9 million, or 62.7%, from $25.3 million at December 31, 2004. The increase is attributed to an increase in nonperforming real estate loans of $13.9 million. The overall growth in the real estate loan portfolio to $15.3 billion from $7.5 billion at December 31, 2005 and 2004, respectively is contributing to the higher level of nonperforming assets. The increase in REO and other repossessed assets, net was due to the timing of RV and marine repossession sales and only a slight increase in real estate related foreclosures during 2005. The increase in nonperforming loans has not resulted in significantly higher charge-offs in 2005. Our portfolio quality has not shown significant signs of deterioration; however, the overall level of nonperforming assets has increased as a result of this volume.

If our nonperforming loans at December 31, 2005, had been performing in accordance with their terms, we would have recorded additional interest income of approximately $0.8 million during 2005. During 2005, we recognized $1.0 million in interest on loans that were in nonperforming status at December 31, 2005.

The allowance as a percentage of total nonperforming loans, net decreased in 2005 compared to 2004. The lower ratio results from a change in the mix of assets. As our loan portfolio shifts to mortgage loans with loan to value ratios that remain consistent or increase over the life of the loan, the level of the allowance to nonperforming assets may decrease. Real estate loan charge-offs to average outstanding loans were 0.03% compared to 0.34% for non-real estate loan charge-offs. Real estate loans to total loans receivable, net are 79% for 2005 compared to 64% for 2004.

In addition to the nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent (“Special Mention” loans.) Such Special Mention loans continue to accrue interest and remain as a component of the loans receivable balance. These loans represented $127.2 million and $71.8 million of the total loan portfolio at December 31, 2005 and 2004, respectively, and are actively monitored.

Mortgage-Backed and Investment Securities Available-for-Sale

Available-for-sale securities are summarized as follows (dollars in thousands):

	December 31,		Variance
	2005	2004	2005 vs. 2004
Mortgage-backed securities:
Federal National Mortgage Association	$7,269,348	$5,062,204	44%
Government National Mortgage Association	2,138,270	2,710,808	(21)%
Collateralized mortgage obligations and other	1,015,794	1,279,057	(21)%

Total mortgage-backed securities	10,423,412	9,052,069	15%
Investment securities:
Asset-backed securities	1,365,754	2,796,429	(51)%
Publicly traded equity securities	435,765	374,842	16%
Other	339,807	320,478	6%

Total investment securities	2,141,326	3,491,749	(39)%

Total available-for-sale securities	$12,564,738	$12,543,818	—%

Available-for-sale securities represented 28% of total assets at December 31, 2005 and 40% of total assets at December 31, 2004. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall positioning. During the period, we performed a balance sheet review and decided to enhance the liquidity of our portfolio by reducing our securities portfolio of asset-backed securities and increasing our portfolio of mortgage-backed securities.

As interest rates increase, the fair value of available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in 2006 if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits as of December 31, 2005 and 2004 are summarized as follows (dollars in thousands):

	December 31,		Variance
	2005	2004	2005 vs. 2004
Sweep deposit account	$7,733,267	$6,167,436	25%
Money market and savings accounts	4,635,866	3,340,936	39%
Certificates of deposit	2,703,605	2,069,674	31%
Brokered certificates of deposit	484,612	294,587	65%
Checking accounts	390,665	430,341	(9)%

Total deposits	$15,948,015	$12,302,974	30%

Deposits represented 39% of total liabilities at December 31, 2005 and 43% of total liabilities at December 31, 2004. Deposits increased $3.6 billion to $15.9 billion at December 31, 2005, driven by a $1.6 billion increase in the SDA, a $1.3 billion increase in money market and savings accounts and a $0.6 billion increase in certificates of deposit.

The increase in the SDA was driven equally by organic growth of existing customer balances and conversions from money market funds. The increase in money market accounts was the result of our focused attention to sales and retention efforts for these customers, as well as the overall impact of E*TRADE Complete Cash Optimizer. E*TRADE Complete Cash Optimizer enables customers to determine the optimal use of their funds and has resulted in higher money market and certificate of deposit balances. The SDA, money market accounts and certificates of deposit generally provide us the benefit of lower interest costs, compared with wholesale funding. The increases in the balances of these accounts are the product of the core customer relationship that we maintain within our retail segment. The increase in certificates of deposit reflects the renewed customer interest in the product as a result of focused retention efforts coupled with a higher overall interest rates offered in this product.

Average deposits increased by $1.3 billion in 2005 compared to 2004. Average rates paid increased slightly as market interest rates increased throughout 2005. The table below shows average deposit and rates paid for the three years ending (dollars in thousands):

	Year Ended December 31,
	2005			2004			2003
	Average Balance for the Year	Percentage of Total	Average Rate	Average Balance for the Year	Percentage of Total	Average Rate	Average Balance for the Year	Percentage of Total	Average Rate
Sweep deposit account	$6,683,454	50%	0.54%	$5,008,953	42%	0.26%	$877,322	9%	0.15%
Money market and savings accounts	3,604,326	27	2.47%	3,792,778	31	1.25%	4,369,477	45	1.69%
Certificates of deposit	2,276,709	17	3.90%	2,564,914	21	4.31%	3,749,320	39	3.52%
Brokered certificates of deposit	450,441	3	3.48%	358,665	3	2.56%	365,162	4	2.78%
Checking accounts	387,146	3	0.69%	353,688	3	0.68%	267,763	3	0.93%

Total average deposits	$13,402,076	100%	1.73%	$12,078,998	100%	1.51%	$9,629,044	100%	2.84%

Securities Sold Under Agreements to Repurchase and Other Borrowings by Bank Subsidiary

Securities sold under agreements to repurchase and other borrowings by Bank subsidiary are summarized as follows (in thousands):

	As of December 31,		Variance
	2005	2004	2005 vs. 2004
Securities sold under agreements to repurchase	$11,101,542	$9,897,191	12%

FHLB advances	$3,856,106	$1,487,841	159%
Subordinated debentures	305,046	255,300	19%
Other	5,440	17,591	(69)%

Total other borrowings by Bank subsidiary	$4,166,592	$1,760,732	137%

Securities sold under agreements to repurchase increased by 12% compared to December 31, 2004. These borrowings coupled with FHLB advances are the primary wholesale funding sources of the Bank. During 2005, the Bank used these wholesale sources along with deposit growth to fund the increase in loans receivable. Other borrowings by Bank subsidiary represented 10% of total liabilities at December 31, 2005 and 6% of total liabilities at December 31, 2004. The increase of $2.4 billion during 2005 was primarily due to an increase in FHLB advances. We actively manage our funding sources and determine the optimal mix based on pricing, liquidity and capacity during each period.

Corporate Debt

Corporate debt increased $1.4 billion during 2005. This increase was due to the issuance of additional senior notes and mandatory convertible notes during the period, the proceeds of which were used to fund the acquisitions of Harrisdirect and BrownCo. See “Liquidity and Capital Resources” below for additional information about securities issued.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, and finance acquisitions and asset growth. Cash flows are derived from capital markets activities and core operations in the retail and institutional segments. The segment cash flows provide capital to fund growth in our regulated subsidiaries. A summary of the capital markets activity of the Company and a high level summary of our sources and uses of cash and equivalents at the parent company level during the year is discussed below.

Changes in Cash and Equivalents

In 2005, cash and equivalents at E*TRADE Financial Corporation, on a standalone holding company basis, increased $25 million to $94 million primarily due to an increase in operating cash flows of $340 million and the following significant activities and events impacting cash:

•	The acquisitions of Harrisdirect and BrownCo for $2.3 billion; and

•	Issuances of long-term debt and equity of $2.2 billion.

Our capital markets activity during 2005 included the issuance of common stock and debt securities. The following table shows our 2005 equity and debt issues:

Month Issued	Principal Amount (in millions)	Fixed Coupon Rate		Maturity
September	$100.0	8.00	%(1)	June 2011
September	350.0	7 3/8%		September 2013
October	250.0	7 3/8%		September 2013
November	300.0	7 7/8%		December 2015
November	450.0	6 1/8	%(2)	November 2018

Total debt	1,450.0
Equity(3)	718.4

Total	$2,168.4

(1)	This debt was issued at a premium with an effective yield of 7 1/4%.
(2)	Mandatory convertible notes issued.
(3)	Includes $691.8 million issued in connection with funding our acquisition of BrownCo, Howard Capital, Kobren and other acquisitions.

In November 2005, we issued 18.0 million units of mandatory convertible notes (“Units”) with a face value of $450 million. Each Unit consists of a purchase contract and a 6 1/8% senior note. We recorded the purchase contracts and senior notes at fair value with $15 million recorded in equity and $435 million in debt, respectively. Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $25.00 in cash, a variable number of shares of the Company’s common stock. The stock conversion ratio varies depending on the average closing price of our common stock over a 20-day trading period ending on the third trading day immediately preceding November 18, 2008 (“Reference Price”.) If the Reference Price is equal to or greater than $21.816 per share, the settlement rate will be 1.1459 shares of common stock. If the Reference Price is less than $21.816 per share but greater than $18.00 per share, the settlement rate is equal to $25.00 divided by the Reference Price. If the Reference Price is less than or equal to $18.00 per share, the settlement rate will be 1.3889 shares of common stock. The Company is obligated under the purchase contract to sell shares of its common stock under the agreement in November 2008. In November 2008, the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes.

Additionally, in 2005, we entered into a $250 million, three-year senior secured revolving credit facility, secured by certain of our assets. The facility will be used for general corporate purposes, including regulatory capital needs arising from acquisitions. This facility was unused in 2005 and requires us to maintain certain minimum financial covenants, which we met during 2005. We believe that these restrictions will not have a material effect on our ability to meet foreseeable funding requirements.

We had outstanding debt of $2.0 billion as of December 31, 2005 as follows:

Type	Balance (in millions)	Fixed Coupon Rate	Year of Maturity
Convertible subordinated notes	$185.2	6.00%	2007
Senior notes	504.4	8.00%	2011
Senior notes	597.5	7 3/8%	2013
Senior notes	300.0	7 7/8%	2015
Mandatory convertible notes	435.6	6 1/8%	2018

Total	$2,022.7

For information regarding the terms of outstanding borrowings including senior debt, mandatory convertible notes and convertible subordinated notes, see Note 16 to the Consolidated Financial Statements.

Our current senior debt ratings are B1 (positive outlook) by Moody’s, B+ (positive) by Standard and Poor’s and BB (low) by Dominion Bond Rating Service (“DBRS”.) The Bank’s long-term deposit ratings are BA2 by Moody’s, BB+ (stable) by Standard and Poor’s and BB by DBRS. A significant downgrade in these ratings may impact our ability to borrow at current market spreads, at rates considered acceptable or at all.

Liquidity Available from Subsidiaries

Liquidity available to the parent company from its subsidiaries, other than Converging Arrows, is limited by regulatory requirements of its subsidiaries. Converging Arrows, an investment company, is a subsidiary of the parent company. The $176.6 million of cash and investment securities owned by Converging Arrows is available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to the investment company, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

The Bank is prohibited by regulations from lending to the parent company. At December 31, 2005, the Bank has approximately $192.5 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. The Bank’s required and actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2005:
Total Capital to Risk-weighted assets	$2,021,091	10.94%	>$	1,478,238	>8.0%	>$	1,847,797	>	10.0%
Tier I Capital to Risk-weighted assets	$1,957,805	10.60%	>$	739,119	>4.0%	>$	1,108,678	>	6.0%
Tier I Capital to Adjusted total assets	$1,957,805	5.92%	>$	1,322,343	>4.0%	>$	1,652,929	>	5.0%

At December 31, 2004:
Total Capital to Risk-weighted assets	$1,533,934	11.09%	>$	1,106,778	>8.0%	>$	1,383,472	>	10.0%
Tier I Capital to Risk-weighted assets	$1,486,422	10.74%	>$	553,389	>4.0%	>$	830,083	>	6.0%
Tier I Capital to Adjusted total assets	$1,486,422	5.83%	>$	1,019,659	>4.0%	>$	1,274,574	>	5.0%

The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at both December 31, 2005 and 2004.

Brokerage subsidiaries are prohibited from paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At December 31, 2005, all of our brokerage subsidiaries met their minimum required net capital requirements.

Share Repurchases and Debt Retirements

The Company’s Board of Directors (the “Board”) authorizes share repurchase and debt retirement plans, as they determine that they are likely to create long-term value for our shareholders. In 2004, the Board authorized the April 2004 Plan and the December 2004 Plan. Under these plans, we may repurchase common stock or retire convertible subordinated notes. In 2005, we repurchased an aggregate of $58.2 million in common shares. More information about the April 2004 and the December 2004 repurchase plans can be found in Item 5 on page 16.

Off-Balance-Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see “Item 8—Financial Statements and Supplementary Data”.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in					Thereafter	Total
	2006	2007	2008	2009	2010
Security commitments to:
Purchase securities	$882,135	$—	$—	$—	$—	$—	$882,135
Sell securities	(950,762)	—	—	—	—	—	(950,762)
Loan commitments to:
Originate loans(1)	362,203	—	—	—	—	—	362,203
Purchase loans	112,452	—	—	—	—	—	112,452
Sell mortgages	(35,087)	—	—	—	—	—	(35,087)
Equity funding commitments(2)	18,297	18,707	8,332	—	—	—	45,336
Acquisition-related commitments	3,400	—	—	—	—	—	3,400
Certificates of deposit(3)(4)	2,423,817	426,882	177,405	76,380	89,550	126,797	3,320,831
Other borrowings by Bank subsidiary(5)	11,931,620	872,852	142,648	287,601	185,705	2,814,914	16,235,340
Mandatorily redeemable preferred securities(5)	24,042	24,042	24,042	24,042	24,042	851,068	971,278
Convertible and senior notes(5)	151,013	330,647	139,722	139,204	139,155	2,371,968	3,271,709
Facilities offered for sublease, less estimated future sublease income(6)	8,366	6,476	4,860	4,075	2,255	140	26,172
Operating lease payments	27,503	26,872	25,374	22,397	19,753	27,596	149,495

Total contractual obligations (7)	$14,958,999	$1,706,478	$522,383	$553,699	$460,460	$6,192,483	$24,394,502

(1)	Contains optional commitments to originate.
(2)	Estimated based on investment plans of the venture capital funds, low income housing credit partnerships and joint ventures.
(3)	Does not include demand deposit, money market, passbook savings accounts or SDA, as there are no maturities and/or scheduled contractual payments
(4)	Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2005. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.
(5)	Includes annual interest or dividend payments; does not assume early redemption under current call provisions.
(6)	Included in the facilities restructuring accrual.
(7)	The table does not include $4.4 billion of unused lines of credit available to customers under HELOCs and $1.8 billion of unused credit card and commercial lines as of December 31, 2005.

RISK MANAGEMENT

As a financial services company, we are exposed to risks in every component of our business. Transactions including the opening of an account, processing of a trade, acceptance of a deposit, hiring a new employee and acquiring a company, all involve a certain amount of risk. The identification and management of risks are the keys to effective risk management. Our risk management practices support decision-making, improve the success rate for new initiatives and strengthen the organization. Our goal is to balance risks and rewards through effective risk management. We do not believe that risks can be completely eliminated; however, we do believe risks can be identified and managed to within the Company’s risk tolerance.

We manage risk through a governance structure involving the Board, senior management and several risk committees. We use management level risk committees to help ensure that business decisions are executed with our desired risk profile.

The Corporate Risk Committee, consisting of senior management executives, monitors risks throughout the Company. In addition to this committee, various departments throughout the Company aid in the identification and management of risks. These departments include internal audit, compliance, finance, legal, treasury, credit and risk management.

Credit Risk Management

Credit risk is the risk of loss resulting from an adverse change in a borrower’s ability to repay their loan. Loan and margin advances are underwritten based on the creditworthiness of the borrower and the fair market value of the underlying collateral, taking into consideration any events that may affect the value of that collateral. The level of credit risk in an individual loan will vary depending on the credit characteristics of the borrower, the magnitude of the transaction and the quality of the collateral, in addition to the terms of the transaction. These risks are monitored at the Bank level by the Credit Risk Management Committee.

The Credit Risk Management Committee is responsible for the overall credit risk management of the Bank. This committee reports to the Asset Liability Management Committee. The credit risk management process encompasses the entire underwriting and review process from comprehensive credit policies to loan review and regulatory exams. The Credit Risk Management Committee reviews detail risk measurement and modeling results, and monitors the loan audit review process. We conduct independent reviews of the underwriting process for originated and purchased loans. The Credit Risk Management Committee regularly reviews the results of those reviews. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance process.

The Credit Risk Management Committee’s duties include monitoring asset quality trends, evaluating market conditions including residential real estate markets, determining the adequacy of the allowance, establishing underwriting standards, approving large credit exposures, approving large portfolio purchases and delegating credit approval authority. The Credit Risk Management Committee uses detailed tracking and analysis to measure credit performance and routinely reviews and modifies credit policies as appropriate. The section below includes some of the information reviewed by the committee in determining asset quality and the level of adequacy of the allowance.

In addition to the Bank’s Credit Risk Management Committee, brokerage margin receivables are monitored by brokerage management. These receivables are evaluated to determine if the margin loans have sufficient collateral, that is the value of the securities held as collateral are sufficient to cover the margin receivable balance. In addition, brokerage management monitors situations where trades have occurred and payment was not received due to fraud or returned checks and other electronic transaction rejects. These situations are rare but do occasionally occur.

Interest Rate Risk Management

Interest rate risk is the risk of loss from adverse changes in interest rates. Interest rate risks are monitored and managed by the Bank Asset Liability Management Committee (“ALCO”.) The Asset Liability Management Committee reviews balance sheet trends, market interest rate and sensitivity analyses. The analysis of interest sensitivity to changes in market interest rates under various scenarios is reviewed by ALCO. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

Operational Risk Management

Operational risk is the risk of loss resulting from fraud, inadequate controls or the failure of the internal control process, third party vendor issues, processing issues and external events. Operational risks exist in most areas of the Company from advertising to customer service. While we make every effort to protect against failures in the internal controls system, no system is completely fail proof.

The failure of a third party vendor to adequately meet its responsibilities could result in financial losses and reputation risks. The Vendor Risk Management group monitors our vendor relationships. Third party vendor arrangements are screened by the Legal department and are overseen by the Vendor Risk Management group. The vendor risk identification process includes evaluating contracts, renewal options and vendor performance. To ensure the financial soundness of providers, we conducted financial reviews of our large providers. In addition, onsite operational audits are conducted annually for significant providers.

Fraud losses result from unauthorized use of customer and corporate funds and resources. We have a sophisticated system that monitors customer transaction and identifies the most fraudulent transactions before they occur. However, the world is a changing place and new techniques are constantly being developed by both the perpetrators to commit fraud and our efforts to stop fraud.

We are one of the few in the industry that offers customers digital security tokens. Digital security tokens work in conjunction with a password. The tokens display a number that changes every 60 seconds. The number on the display and a password must be used together to access the customers account. This system makes fraudulent entry into a customer’s account virtually impossible. This security system is part of our efforts to mitigate fraudulent transactions and entry into customer accounts.

Processing issues and external events may result in opportunity loss or actual losses depending on the situation. These types of losses include issues resulting from inadequate staffing, equipment failures, significant weather events or other related types of events. External events resulting in opportunity or actual losses could include the failure of a competitor to meet its customers’ needs, Internet performance issues, legal, reputation, public policy and strategic risks.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note 1 to the Consolidated Financial Statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

Allowances for Loan Losses and Uncollectible Margin Loans

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. At December 31, 2005, our allowance for loan losses was $63.3 million on $19.5 billion of loans designated as held-for-investment. In addition to our banking loans, we extend credit to brokerage customers in the form of margin loans. At December 31, 2005, margin accounts had approximately $5.7 billion in outstanding margin loans for which we provided an allowance for uncollectible margin loans of $8.8 million.

Judgments

The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio, delinquency levels and trends, expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the real estate market and geographic concentrations within the loan portfolio, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods.

Effects if Actual Results Differ

Although we have considerable experience in performing these reviews, if management’s underlying assumptions prove to be inaccurate or significant unanticipated changes to the national or regional economies occur, the allowance for loan losses could be insufficient to cover actual losses. If our estimates understate probable losses inherent in the portfolio, this would result in additional expense. A 10% increase or decrease in the allowances would result in a $7.2 million charge or credit to income, respectively.

Classification and Valuation of Certain Investments

Description

We generally classify our investments in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities, asset-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gain on sales of loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Declines in fair value that we believe to be other-than-temporary are included in gain on sales of loans and securities, net for our banking investments and gain on sale and impairment of investments for our brokerage (other than those held for market-making purposes) and corporate investments. We have investments in certain publicly-traded and privately-held companies, which we evaluate for other-than-temporary declines in market value. During 2005, 2004 and 2003, we recognized $40.3 million, $18.4 million and $10.2 million, respectively, of losses from other-than-temporary declines in market value related to our investments.

Judgments

When possible, the fair value of securities is determined by obtaining quoted market prices. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences. For securities where market quotes and similar securities are not available, we use discounted cash flows. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. Other-than-temporary impartment is recorded based on management judgment. Management evaluates securities based on market conditions and all available information about the issuer or underlying collateral. This information is used to determine if impairment is other-than-temporary. The determination that impairment is other-than-temporary is judgmental. Based on the facts and circumstances, companies could have different conclusions regarding when securities are other-than-temporarily impaired. Impairment of mortgage-backed or asset-backed securities is recognized when management estimates the fair value of a security is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security meets both criterion, we write the security down to fair value in the current period. We assess securities for impairment at each reported balance sheet date.

Effects if Actual Results Differ

Earnings could be influenced by the timing of management’s decisions to recognize a security as other-than-temporarily impaired. Our estimates are based on the best available information. Over time additional information may become available and may influence future write-downs. If all securities with fair values lower than amortized book were written-down, a $302.4 million charge would occur. Management believes that its estimates of other-than-temporary impairment are supportable and reasonable. See Note 6 to the Consolidated Financial Statements for additional information regarding securities.

Valuation and Accounting for Financial Derivatives

Description

The Bank’s principal assets are residential mortgages and mortgage-backed securities, which typically pay a fixed interest rate over an extended period of time. However, the principal sources of funds for the Bank are customer deposits and other short-term borrowings with interest rates that are fixed for a shorter period of time, if at all. The Bank purchases interest rate derivatives, including interest rate swaps, caps and floors, to manage this difference between long-term and short-term interest rates and to convert fixed-rate assets or liabilities to variable rates.

Accounting for derivatives differs significantly depending on whether a derivative is designated as a “hedge,” which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative. Substantially all derivatives held on December 31, 2005 were designated as hedges. As of December 31, 2005, we had derivative assets of $152.5 million and derivative liabilities of $38.1 million. As of December 31, 2004, we had derivative assets of $115.9 million and derivative liabilities of $52.2 million.

Judgments

Hedge accounting is very complex and involves the interpretation of a vast amount of accounting literature. From time to time, new interpretations are issued, which result in new accounting methods applied to existing and new transactions. The implementation of SFAS No. 133 involves numerous judgments and Company-level interpretations. We must make assumptions and judgments about the continued effectiveness of our hedging strategies and the nature and timing of forecasted transactions. Judgment is necessary to determine the accounting for our hedging strategies.

Effects if Actual Results Differ

If our hedging strategies were to become significantly ineffective or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. Revised accounting interpretations of existing literature could materially impact our financial results. If 10% of the fair value of derivatives classified in liabilities were determined to relate to derivatives that do not qualify for hedge accounting treatment, the adjustment would reduce income by $3.8 million before taxes. Similarly, if 10% of the fair value of derivatives included in assets were determined to not qualify for hedge accounting treatment, the result would be $15.2 million in additional pre-tax income. The most significant effect of not qualifying for hedge accounting treatment is the earnings volatility that would be created by marking the derivatives to market as interest rates change.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing our consolidated financial statements, we calculate our income tax expense based on the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and required reserves for potential tax deficiencies and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets on our consolidated balance sheets. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statements of income. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. Our net deferred tax asset as of December 31, 2005 and 2004 was $3.9 million and $41.1 million, respectively, net of a valuation allowance of $39.4 million and $52.7 million, respectively.

Judgments

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in our business operations, implementation of tax planning strategies, resolution with taxing authorities of issues with previously taken tax positions and newly enacted statutory, judicial and regulatory guidance. These changes in judgment as well as differences between our estimates and actual amount of taxes ultimately due, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

Effects if Actual Results Differ

These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. Our recorded goodwill at December 31, 2005 was $2.0 billion, and we will continue to evaluate it for impairment at least annually. Our recorded intangible assets at December 31, 2005 were $532.1 million, which have useful lives between three and thirty years.

Judgments

In 2005, we performed our annual impairment test of goodwill with the assistance of a third party. This evaluation indicated that no impairment charges were necessary. We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization in accordance with SFAS No. 142. Our estimates of fair value of goodwill and other intangible assets depend on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, expected useful lives of the assets, appropriate discount rates and other variables.

Effects if Actual Results Differ

If our estimates of goodwill fair value change due to changes in our businesses or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment not recognized in a timely manner. Intangible assets are amortized over their estimated useful lives. If changes in the estimated underlying revenues occurs, impairment or a change in the remaining life may need to be recognized.

Valuation and Expensing of Share-Based Payments

Description

We value and expense employee share-based payments, which is primarily stock options, in accordance with SFAS No. 123(R.) We value each granted option using an option pricing model using assumptions that match the characteristics of the granted options. We then assume a forfeiture rate that is used to calculate each period’s compensation expense attributed to these options.

Judgments

We estimate the value of employee stock options using the Black-Scholes-Merton option pricing model. Assumptions necessary for the calculation of fair value include expected term and expected volatility. These assumptions are management’s best estimate of the characteristics of the options. Additionally, forfeiture rates are estimated based on prior option vesting experience.

Effects if Actual Results Differ

If our estimates of employees’ forfeiture rates are not correct at the end of the term of the option, we will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility determined by us. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings. A 10 basis point change in volatility would increase or decrease stock option fair value by 7%. A change in fair value would affect all amortization periods.

REQUIRED FINANCIAL DATA

This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” that has not been incorporated into Management’s Discussion and Analysis. The tables in this section include Bank subsidiary information only.

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential

The following table presents average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$15,488,527	$828,717	5.35%	$10,065,174	$490,550	4.87%	$7,659,793	$384,005	5.01%
Mortgage-backed and related available-for-sale securities	9,421,988	401,782	4.26%	8,300,536	331,460	3.99%	6,707,070	255,802	3.81%
Available-for-sale investment securities	2,544,481	132,984	5.23%	3,056,440	124,038	4.06%	2,026,646	87,340	4.31%
Trading securities	268,092	12,342	4.60%	712,819	22,692	3.18%	488,372	16,159	3.31%
Other	224,756	8,623	3.84%	196,697	6,677	3.39%	282,998	7,607	2.69%

Total interest-earning banking assets(2)	27,947,844	$1,384,448	4.95%	22,331,666	$975,417	4.37%	17,164,879	$750,913	4.37%

Non-interest-earning banking assets	451,161			489,282			833,296

Total banking assets	$28,399,005			$22,820,948			$17,998,175

Interest-bearing banking liabilities:
Retail deposits	$12,951,635	$216,632	1.67%	$11,720,333	$173,508	1.48%	$9,263,881	$263,017	2.84%
Brokered certificates of deposit	450,441	15,680	3.48%	358,665	9,172	2.56%	365,162	10,147	2.78%
Repurchase agreements and other borrowings	10,115,764	374,337	3.70%	8,139,736	259,196	3.18%	5,976,730	160,081	2.68%
FHLB advances	3,260,556	126,495	3.88%	1,168,519	50,055	4.28%	935,043	42,579	4.55%

Total interest-bearing banking liabilities	26,778,396	$733,144	2.73%	21,387,253	$491,931	2.30%	16,540,816	$475,824	2.87%

Non-interest-bearing banking liabilities	308,719			345,553			562,357

Total banking liabilities	27,087,115			21,732,806			17,103,173
Total banking shareholder’s equity	1,311,890			1,088,142			895,002

Total banking liabilities and shareholder’s equity	$28,399,005			$22,820,948			$17,998,175

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,169,448	$651,304		$944,413	$483,486		$624,063	$275,089

Bank net interest:
Spread			2.22%			2.07%			1.50%

Margin (net yield on interest-earning banking assets)			2.33%			2.17%			1.60%

Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.37%			104.42%			103.77%

Return on average:(3)(4)
Total banking assets			1.04%			0.90%			0.69%

Total banking shareholder’s equity			22.41%			19.08%			13.83%

Average equity to average total banking assets			4.62%			4.77%			4.97%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $10.5 million, $7.0 million and $2.4 million for 2005, 2004 and 2003, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on standalone Bank results and not segment results.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates (rate.) The following table shows the effect that these factors had on the interest earned on our interest-earning banking assets and the interest incurred on our interest-bearing banking liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (in thousands):

	2005 Compared to 2004 Increase (Decrease) Due To			2004 Compared to 2003 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans, net	$286,205	$51,962	$338,167	$117,505	$(10,960)	$106,545
Mortgage-backed and related available-for-sale securities	46,805	23,517	70,322	63,159	12,499	75,658
Available-for-sale investment securities	(22,977)	31,923	8,946	42,058	(5,360)	36,698
Trading securities	(17,841)	7,491	(10,350)	7,167	(634)	6,533
Other	1,018	928	1,946	(2,256)	1,326	(930)

Total interest-earning banking assets(1)	293,210	115,821	409,031	227,633	(3,129)	224,504

Interest-bearing banking liabilities:
Retail deposits	19,287	23,837	43,124	(16,844)	(72,665)	(89,509)
Brokered certificates of deposit	2,699	3,809	6,508	(177)	(798)	(975)
Repurchase agreements and other borrowings	69,040	46,101	115,141	65,125	33,990	99,115
FHLB advances	81,585	(5,145)	76,440	10,122	(2,646)	7,476

Total interest-bearing banking liabilities	172,611	68,602	241,213	58,226	(42,119)	16,107

Change in net interest income	$120,599	$47,219	$167,818	$169,407	$38,990	$208,397

(1)	Amount includes a taxable equivalent increase in interest income of $10.5 million, $7.0 million and $2.4 million in 2005, 2004 and 2003, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,
	2005		2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Real estate loans:
One- to four-family:
Fixed-rate	$2,603,268	13.5%	$525,420	4.5%	$1,345,369	14.9%	$1,877,265	26.0%	$3,672,512	46.0%
Adjustable-rate	4,574,629	23.8	3,388,767	29.1	1,910,161	21.3	1,502,224	20.9	2,645,952	33.1
HELOC, second mortgage and other	8,106,894	42.1	3,621,835	31.1	1,524,215	17.0	368,392	5.1	25,858	0.3

Total real estate loans(1)(2)	15,285,791	79.4	7,536,022	64.7	4,779,745	53.2	3,747,881	52.0	6,344,322	79.4

Consumer and other loans:
RV	2,692,055	14.0	2,567,891	22.1	2,285,451	25.4	1,366,876	19.0	198,643	2.5
Marine	752,645	3.9	724,125	6.2	627,975	7.0	453,783	6.3	—	—
Automobile	235,388	1.2	583,389	5.0	1,162,339	12.9	1,481,695	20.6	1,436,407	18.0
Credit card	188,600	1.0	203,169	1.8	113,434	1.3	—	—	—	—
Other	97,436	0.5	19,493	0.2	16,218	0.2	152,645	2.1	12,237	0.1

Total consumer and other loans	3,966,124	20.6	4,098,067	35.3	4,205,417	46.8	3,454,999	48.0	1,647,287	20.6

Total loans(1)	19,251,915	100.0%	11,634,089	100.0%	8,985,162	100.0%	7,202,880	100.0%	7,991,609	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	323,637		198,627		184,078		190,506		38,722
Allowance for loan losses	(63,286)		(47,681)		(37,847)		(27,666)		(19,874)

Total adjustments	260,351		150,946		146,231		162,840		18,848

Loans, net(1)(2)	$19,512,266		$11,785,035		$9,131,393		$7,365,720		$8,010,457

(1)	Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $0.1 billion, $0.3 billion, $1.0 billion, $1.8 billion and $1.6 billion at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.
(2)	The geographic concentrations of mortgage loans are described in Note 7 to the Consolidated Financial Statements.

We primarily purchase performing pools of loans on the secondary market using our correspondent network. Pools of loans are collections of similar loans packaged together and purchased/sold together as a group. The following table shows the number of pools and the associated number of loans that we purchased:

	Year Ended December 31,
	2005	2004	2003
Number of pools	2,587	3,568	5,686
Number of loans	16,374	14,164	18,767

The following table shows the contractual maturities of our loan portfolio at December 31, 2005, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (in thousands):

	Due in(1)			Total
	< 1 Year	1- 5 Years	> 5 Years
Real estate loans:
One- to four-family:
Fixed rate	$36,698	$170,739	$2,395,831	$2,603,268
Adjustable rate	65,765	304,014	4,205,850	4,575,629
HELOC, second mortgage and other	303,714	1,435,383	6,367,797	8,106,894

Total real estate loans	406,177	1,910,136	12,969,478	15,285,791

Consumer and other loans:
RV	122,577	571,894	1,997,584	2,692,055
Marine	32,314	150,685	569,646	752,645
Automobile	107,211	128,177	—	235,388
Credit card	19,344	77,374	91,882	188,600
Other	27,817	69,619	—	97,436

Total consumer and other loans	309,263	997,749	2,659,112	3,966,124

Total loans	$715,440	$2,907,885	$15,628,590	$19,251,915

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2005 (in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
Real estate loans:
One- to four-family	$2,566,570	$4,509,864	$7,076,434
HELOC, second mortgage and other	1,625,673	6,177,507	7,803,180

Total real estate loans	4,192,243	10,687,371	14,879,614

Consumer and other loans:
RV	2,569,478	—	2,569,478
Marine	720,331	—	720,331
Automobile	128,177	—	128,177
Credit card	—	169,256	169,256
Other	5,654	63,965	69,619

Total consumer and other loans	3,423,640	233,221	3,656,861

Total loans	$7,615,883	$10,920,592	$18,536,475

Available-for-Sale and Trading Securities

Our portfolios of mortgage-backed securities and investments are classified into three categories in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities: trading, available-for-sale or held-to-maturity. None of our mortgage-backed securities or other investments was classified as held-to-maturity during 2005, 2004 and 2003.

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

We buy and hold mortgage-backed trading securities principally for the purpose of selling them in the near term. These securities are carried at market value and any realized or unrealized gains and losses are reflected in our consolidated statements of income as gain on sales of loans and securities, net. The following table shows the Bank’s trading securities and the related the realized and unrealized gains (losses) (in thousands):

As of December 31,	Balance	Realized Gains (Losses)	Unrealized Gains
2005	$125,262	$18,572	$560
2004	$566,935	$(729)	$2,509
2003	$821,162	$(21,517)	$4,835

Trading securities decreased in 2005 from 2004 due to market fluctuations which presented an opportunity to sell certain positions at a gain.

Our investments classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive income.

The following table shows the cost basis and fair value of our mortgage-backed securities and investment portfolio that the Bank held and classified as available-for-sale (in thousands):

	December 31,
	2005		2004		2003
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$10,702,248	$10,423,412	$9,204,871	$9,052,069	$7,313,908	$7,157,389
Investment securities:
Asset-backed securities	1,376,315	1,365,754	2,789,471	2,796,429	2,000,239	2,010,729
FHLB stock	198,700	198,700	92,005	92,005	79,236	79,236
Municipal bonds	167,848	168,850	136,362	136,671	44,906	45,646
Corporate bonds	74,931	72,760	87,959	84,515	122,583	116,030
Other debt securities	78,989	73,485	79,467	74,700	86,217	79,637
Publicly traded equity securities	290,240	288,365	274,294	274,736	161,000	160,892

Total investment securities	2,187,023	2,167,914	3,459,558	3,459,056	2,494,181	2,492,170

Total available-for-sale securities	$12,889,271	$12,591,326	$12,664,429	$12,511,125	$9,808,089	$9,649,559

The following table shows the scheduled maturities, carrying values and current yields for the Bank’s available-for-sale and trading investment portfolio at December 31, 2005 (dollars in thousands):

	After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield	Balance Due	Weighted- Average Yield
Mortgage-backed securities:
Federal National Mortgage Association	$582,879	5.04%	$914,382	5.04%	$5,843,035	5.04%	$7,340,296	5.04%
Federal Home Loan Mortgage Corporation	5,803	4.50%	8,886	4.50%	5,065	4.50%	19,754	4.50%
Government National Mortgage Association	156,182	5.11%	245,830	5.11%	1,761,682	5.11%	2,163,694	5.11%
Collateralized mortgage obligations and other	83,465	4.93%	130,242	4.93%	782,451	4.93%	996,158	4.93%

Total mortgage-backed securities	828,329		1,299,340		8,392,233		10,519,902

Investment securities:
Asset-backed securities	96,744	5.38%	154,116	5.38%	1,104,343	5.38%	1,355,203	5.38%
Municipal bonds(1)	32,204	4.47%	49,243	4.47%	79,209	4.47%	160,656	4.47%
Corporate debt	8,672	5.24%	13,729	5.24%	50,631	5.24%	73,032	5.24%
Other debt securities	42,857	4.38%	26,537	4.38%	—	N/A	69,394	4.38%
Publicly traded equity securities(2)	—	N/A	—	N/A	290,240	5.20%	290,240	5.20%

Total investment securities	180,477		243,625		1,524,423		1,948,525

Trading securities	5,469	8.50%	10,035	8.50%	108,266	8.50%	123,770	8.50%

Total available-for-sale and trading securities	$1,014,275		$1,553,000		$10,024,922		$12,592,197

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Preferred stock in Freddie Mac and Fannie Mae, no stated maturity date

Deposits and Other Sources of Funds

In 2003, we introduced the SDA. The SDA is a sweep product that transfers brokerage customer balances, previously held in money market funds not on our balance sheet, to the Bank. The Bank carries these balances as customer deposits in FDIC-insured money market accounts.

The Balance Sheet Overview begins on page 37 and Note 14 to the Consolidated Financial Statements provide additional information about the Bank’s deposits, including the range of interest rates paid on deposits and scheduled maturities of certificates of deposits, including certificates of deposits of $100,000 or more.

Borrowings

Deposits represent a significant component of our current funds. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. In part, the FHLB provides us with reserve credit capacity and authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards. At December 31, 2005, our outstanding advances from the FHLB totaled $3.9 billion at interest rates ranging from 2.53% to 6.96% and at a weighted-average rate of 4.09%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our borrowings (dollars in thousands):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2005:
Advances from the FHLB	$3,856,106	4.09%	$4,316,683	$3,260,556	3.88%
Securities sold under agreement to repurchase and other borrowings	$11,412,028	4.15%	$11,412,028	$10,115,764	3.70%

At or for the year ended December 31, 2004:
Advances from the FHLB	$1,487,841	2.71%	$1,777,110	$1,168,519	4.28%
Securities sold under agreement to repurchase and other borrowings	$10,170,082	2.15%	$10,285,738	$8,139,736	3.18%

At or for the year ended December 31, 2003:
Advances from the FHLB	$920,000	1.85%	$1,058,300	$935,043	4.55%
Securities sold under agreement to repurchase and other borrowings	$5,567,163	1.46%	$6,888,441	$5,976,730	2.68%

(1)	Excludes hedging costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, we currently evaluate such risks for our brokerage and banking operations separately. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled “Risk Factors.” Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is primarily related to interest-earning assets and sources of funds.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable and fixed assets, liabilities and derivatives in a way that reduces the overall exposure to changes in interest rates. This analysis is based on complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates including the following could impact interest income and expense:

•	Interest-bearing assets and liabilities may re-price at different times or by different amounts creating a mismatch.

•	The yield curve may flatten or change shape affecting the spread between short and long term rates. Widening or narrowing spreads could impact net interest income.

•	Market interest rates may influence prepayments resulting in maturity mismatches. In addition, prepayments could impact yields as premium and discounts amortize.

Exposure to market risk is dependent upon the distribution of interest-bearing assets, liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2005, 92% of our total assets were interest-earning. Approximately 80% of interest-earning assets are variable meaning that they re-price periodically based on market interest rates.

At December 31, 2005, approximately 58% of our total assets were residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

Our liability structure consists of brokerage payables, transactional deposit relationships, such as money market accounts, certificates of deposit, wholesale collateralized borrowings from the FHLB and other entities, securities sold under agreements to repurchase and long term notes. Our transactional deposit accounts tend to be less rate-sensitive then other deposit account types. Brokerage payables, agreements to repurchase securities and money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances and long term notes generally have fixed rates.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolios, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates, while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the Bank level and not for the consolidated Company. The Bank has 79% and 84% of our interest-earning assets and holds 77% and 85% of our interest-bearing liabilities at December 31, 2005 and 2004, respectively. Interest-earning assets not included in the NPVE approach are floating rate brokerage receivables and a small portfolio of trading securities. Interest-bearing liabilities not currently included in the analysis consist of brokerage payables and corporate level long-term debt.

The sensitivity of NPVE at December 31, 2005 and 2004 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE
	At December 31,				Board Limit
Parallel Change in Interest Rates (bps)	2005		2004
+300	$(490,045)	(22)%	$(158,207)	(9)%	(55)%
+200	$(298,476)	(13)%	$(69,671)	(4)%	(30)%
+100	$(115,244)	(5)%	$(2,321)	—%	(20)%
-100	$(49,256)	(2)%	$(149,651)	(9)%	(20)%
-200	$(382,924)	(17)%	*	*	(30)%

*	The Interest Rate Risk for down 200 is not presented as of December 31, 2004 because the OTS did not require the Bank to monitor this information as of that date.

Under criteria published by the OTS, the Bank’s overall interest rate risk exposure at December 31, 2005 was characterized as “moderate.” We actively manage our interest rate risk positions. As interest rates change, we will readjust our strategy and mix of assets, liabilities and derivatives to optimize its position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Bank’s Asset Liability Committee monitors the Bank’s position.

Mortgage Production Activities

Our current strategy is to hold loan production on the balance sheet, thus the current period impact resulting from exposure to mortgage production activity risks have declined. However, holding mortgage assets on the balance sheet involves similar risks. We are exposed to changing interest rates between the commitment and funding dates. The most significant mortgage loan risk is prepayment risk. The cost to originate a mortgage loan can be significant. When mortgage loans prepay, these costs are written off. Depending on the timing of the prepayment, these write-offs may result in a lower than anticipated yields. The Asset Liability Committee reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLC”) are considered derivatives with changes in fair value recorded in earnings. IRLC are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks initially recorded with a fair value of zero will fluctuate in value of the lock period as market interest rates change. There were $0.1 billion at December 31, 2005 and $0.2 billion at December 31, 2004 in mortgage loan commitments awaiting funding. At December 31, 2005 and 2004, IRLC were valued at $1.6 million and $1.5 million, respectively.

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities. We hold equity securities for investment purposes and in trading securities for market-making purposes. For investment purposes, we currently hold publicly traded equity securities, in which we had unrealized gains of $94.7 million as of December 31, 2005. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. Our investments in Softbank Investment Corporation (“SBI”) and Investmart also expose us to foreign currency exchange risk. These investments are less than 1% of total assets as of December 31, 2005.

Trading Securities

We hold $146.7 million and $593.2 million in trading securities as of December 31, 2005 and 2004. Trading securities unlike most of our assets are marked-to-market through earnings. For liquidity purposes at the Bank level, we maintain a trading portfolio of investment-grade securities. At December 31, 2005 and December 31, 2004, the non-equity trading portfolio has fair values of $125 million and $567 million, respectively.

In addition, we make a market in certain equity securities. We held as trading for market-making purposes, a fair value of $20.2 million and $8.3 million as of December 31, 2005 and 2004, respectively. Our market-making activities are primarily in certain exchange-traded and over-the-counter securities on the CHX. The market risk from this business is monitored by the Asset Liability Committee who has established specific guidelines for an acceptable level of risk.

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment we believe that, as of December 31, 2005, E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s audited consolidated financial statements include the results of the following entities, but management’s assessment does not include an assessment of the internal control over financial reporting of these entities because they were acquired during the fourth quarter of 2005. This approach is consistent with published SEC guidance on the permissible scope of management’s internal control report.

•	The U.S.-based online discount brokerage business of Harrisdirect, LLC, which was acquired on October 6, 2005; and

•	The online discount brokerage business of J.P. Morgan Invest, LLC (“BrownCo”), which was acquired on November 30, 2005.

These entities represented 13% of total assets at December 31, 2005 and 3% of revenues for year ended December 31, 2005.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control Over Financial Reporting,” that E*TRADE Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Harrisdirect, LLC and BrownCo, which were acquired on October 6, 2005 and November 30, 2005, respectively, and whose financial statements represented 13% of total assets at December 31, 2005 and 3% of revenues for 2005. Accordingly, our audit did not include the internal control over financial reporting at Harrisdirect, LLC and BrownCo. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 1, 2006

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 1, 2006

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Cash and equivalents	$844,188	$939,906
Cash and investments required to be segregated under Federal or other regulations	610,174	724,026
Brokerage receivables, net	7,174,175	3,034,548
Trading securities	146,657	593,245
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $11,792,684 at December 31, 2005 and $10,113,049 at December 31, 2004)	12,564,738	12,543,818
Loans receivable (net of allowance for loan losses of $63,286 at December 31, 2005 and $47,681 at December 31, 2004)	19,424,895	11,505,755
Loans held-for-sale, net	87,371	279,280
Property and equipment, net	299,256	302,291
Derivative assets	152,477	115,867
Accrued interest receivable	183,814	117,131
Investment in Federal Home Loan Bank stock	198,700	92,005
Goodwill	2,003,456	395,043
Other intangibles, net	532,108	134,121
Other assets	345,677	255,547

Total assets	$44,567,686	$31,032,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Brokerage payables	$7,315,659	$3,618,892
Deposits	15,948,015	12,302,974
Securities sold under agreements to repurchase	11,101,542	9,897,191
Other borrowings by Bank subsidiary	4,166,592	1,760,732
Derivative liabilities	38,072	52,208
Senior notes	1,401,947	400,452
Mandatory convertible notes	435,589	—
Convertible subordinated notes	185,165	185,165
Accounts payable, accrued and other liabilities	575,545	586,767

Total liabilities	41,168,126	28,804,381

Shareholders’ equity:
Preferred stock, shares authorized: 1,000,000; issued and outstanding: none at December 31, 2005 and 2004	—	—
Shares exchangeable into common stock, $0.01 par value, shares authorized: 10,644,223; issued and outstanding: None at December 31, 2005 and 1,302,801 at December 31, 2004	—	13
Common stock, $0.01 par value, shares authorized: 600,000,000; issued and outstanding: 416,582,164 at December 31, 2005 and 369,623,604 at December 31, 2004	4,166	3,696
Additional paid-in capital	2,990,676	2,234,093
Deferred stock compensation	—	(18,419)
Retained earnings	580,430	150,018
Accumulated other comprehensive loss	(175,712)	(141,199)

Total shareholders’ equity	3,399,560	2,228,202

Total liabilities and shareholders’ equity	$44,567,686	$31,032,583

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Commissions	$458,834	$431,638	$422,709
Principal transactions	99,336	126,893	107,601
Gain on sales of loans and securities, net	98,858	140,718	247,654
Service charges and fees	135,314	97,575	110,058
Other revenues	94,419	89,077	86,514

Interest income	1,650,264	1,145,597	892,832
Interest expense	(779,164)	(510,455)	(486,129)

Net interest income	871,100	635,142	406,703
Provision for loan losses	(54,016)	(38,121)	(38,523)

Net interest income after provision for loan losses	817,084	597,021	368,180

Total net revenues	1,703,845	1,482,922	1,342,716

Expenses excluding interest:
Compensation and benefits	380,803	350,440	364,598
Occupancy and equipment	69,089	69,572	78,381
Communications	82,485	69,674	73,650
Professional services	75,237	67,747	55,716
Commissions, clearance and floor brokerage	140,806	129,696	124,868
Advertising and market development	105,935	62,155	57,887
Servicing and other banking expenses	52,326	35,971	37,575
Fair value adjustments of financial derivatives	4,892	(2,299)	15,338
Depreciation and amortization	74,981	77,892	85,615
Amortization of other intangibles	43,765	19,443	24,758
Facility restructuring and other exit activities	(30,017)	15,688	134,187
Other	53,751	91,144	101,042

Total expenses excluding interest	1,054,053	987,123	1,153,615

Income before other income, income taxes, minority interest, discontinued operations and cumulative effect of accounting change	649,792	495,799	189,101

Other income:
Corporate interest income	11,043	6,692	6,550
Corporate interest expense	(73,956)	(47,525)	(45,596)
Gain on sale and impairment of investments	83,144	128,111	147,874
Loss on early extinguishment of debt	—	(22,972)	—
Equity in income of investments and venture funds	6,103	4,382	9,132

Total other income	26,334	68,688	117,960

Income before income taxes, minority interest and discontinued operations	676,126	564,487	307,061
Income tax expense	229,823	181,764	111,601
Minority interest in subsidiaries	65	893	(5,061)

Net income from continuing operations	446,238	381,830	200,521

Discontinued operations, net of tax:
Gain (loss) from discontinued operations, net	(21,495)	(32,755)	2,506
Gain on disposal of discontinued operations, net	4,023	31,408	—

Net income (loss) from discontinued operations	(17,472)	(1,347)	2,506
Cumulative effect of accounting change, net of tax	1,646	—	—

Net income	$430,412	$380,483	$203,027

Basic income per share
Basic income per share from continuing operations	$1.20	$1.04	$0.56
Basic income (loss) per share from discontinued operations	(0.04)	(0.00)	0.01
Basic income per share from cumulative effect of accounting change	0.00	—	—

Basic net income per share	$1.16	$1.04	$0.57

Diluted income per share
Diluted income per share from continuing operations	$1.16	$0.99	$0.55
Diluted income (loss) per share from discontinued operations	(0.04)	(0.00)	0.00
Diluted income per share from cumulative effect of accounting change	0.00	—	—

Diluted net income per share	$1.12	$0.99	$0.55

Shares used in computation of per share data:
Basic	371,468	366,586	358,320
Diluted	384,630	405,389	367,361

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$430,412	$380,483	$203,027
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized gains, net	12,946	71,488	187,012
Less impact of realized gains (transferred out of AOCI) and included in net income, net	(77,858)	(127,236)	(142,016)

Net change from available-for-sale securities	(64,912)	(55,748)	44,996

Cash flow hedging instruments:
Unrealized gains (losses), net	7,032	(51,137)	(21,173)
Amortization of losses into interest expense related to de-designated cash flow hedges deferred in AOCI, net	40,155	56,873	85,699

Net change from cash flow hedging instruments	47,187	5,736	64,526

Foreign currency translation gains (losses)	(16,788)	(1,210)	31,958

Other comprehensive income (loss)	(34,513)	(51,222)	141,480

Comprehensive income	$395,899	$329,261	$344,507

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

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in thousands)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,234,093	$(18,419)	$150,018	$(141,199)	$2,228,202
Net income							430,412		430,412
Cumulative effect of accounting change						(2,777)			(2,777)
Other comprehensive loss								(34,513)	(34,513)
Issuance of common stock on exercise of forward contract					14,479				14,479
Exercise of stock options and purchase plans, including tax benefit			7,779	78	77,657				77,735
Employee stock purchase plan			902	9	8,377				8,386
Repurchases of common stock			(4,548)	(45)	(58,170)				(58,215)
Issuance of common stock upon acquisition			1,632	17	26,634				26,651
Issuance of common stock upon BrownCo Financing			39,722	397	691,385				691,782
Cancellation of restricted stock			(516)	(5)	(2,952)	2,957			—
Issuance of restricted stock			830	8	9,892	(9,900)			—
Amortization of deferred stock compensation prior to adoption of SFAS No. 123(R), net of cancellations and retirements			(46)	(1)	(709)	1,974			1,264
Reclassification of deferred stock compensation to APIC under SFAS No. 123(R)					(26,165)	26,165			—
Share-based compensation expense under SFAS No. 123(R)					16,276				16,276
Conversion of Exchangeable Shares to common stock	(1,303)	(13)	1,303	13					—
Other			(100)	(1)	(121)				(122)

Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$—	$580,430	$(175,712)	$3,399,560

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,412	$380,483	$203,027
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	(1,646)	—	—
Provision for loan losses	54,016	38,121	38,523
Depreciation, amortization and discount accretion	362,965	398,297	443,746
Realized gain and impairment of investments	(174,798)	(257,465)	(435,146)
Loss (gain) on disposition of assets	1,342	(57,451)	—
Gain on sale of Consumer Finance Corporation	(46,099)	—	—
Minority interest and equity in income of subsidiaries and investments	(6,517)	(9,882)	(14,834)
Unrealized loss on venture funds	228	5,413	5,640
Noncash restructuring costs and other exit activities	6,528	15,029	70,811
Stock-based compensation	18,253	4,654	2,287
Deferred income taxes	49,018	66,920	7,015
Other	(8,474)	11,503	16,033
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	518,021	936,492	(171,287)
Increase in brokerage receivables	(953,391)	(713,656)	(856,359)
Increase (decrease) in brokerage payables	339,132	(117,567)	924,051
Proceeds from sales, repayments and maturities of loans held-for-sale	7,182,775	6,857,431	13,662,209
Purchases of loans held-for-sale	(3,717,745)	(6,063,974)	(12,951,831)
Proceeds from sales, repayments and maturities of trading securities	3,779,503	9,354,027	14,749,315
Purchases of trading securities	(6,751,698)	(9,122,071)	(15,204,220)
Other assets	28,047	(69,810)	75,329
Accrued interest receivable and payable, net	(38,315)	(13,207)	12,814
Accounts payable, accrued and other liabilities	(209,768)	(36,757)	127,666
Restructuring liabilities	(5,053)	(11,564)	(30,626)

Net cash provided by operating activities	856,736	1,594,966	674,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of mortgage-backed and investment securities, available-for-sale	(13,761,461)	(20,701,412)	(21,516,669)
Proceeds from sales, maturities of and principal payments on mortgage-backed and investment securities, available-for-sale	13,606,932	17,995,471	20,271,822
Net increase in loans receivable	(7,887,040)	(3,487,941)	(2,426,789)
Purchase of Federal Home Loans Bank stock	(106,695)	(12,769)	—
Purchases of property and equipment	(79,014)	(108,887)	(60,121)
Proceeds from sale of property and equipment	—	5,957	3,846
Cash used in business acquisitions, net	(2,218,932)	(19,025)	(3,466)
Cash flow from derivative hedging assets, net	(34,696)	(33,354)	(59,607)
Proceeds from sales of discontinued businesses	56,902	106,868	—
Other	19,376	1,613	(1,908)

Net cash used in investing activities	$(10,404,628)	$(6,253,479)	$(3,792,892)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$3,668,914	$(202,544)	$4,113,280
Advances from the Federal Home Loan Bank	19,638,000	7,041,000	1,634,700
Payments on advances from the Federal Home Loan Bank	(17,267,000)	(6,472,000)	(2,025,000)
Net increase (decrease) in securities sold under agreements to repurchase	1,181,832	4,603,641	(343,324)
Net decrease in other borrowed funds	(12,151)	(64,215)	(208,479)
Proceeds from bank loans and lines of credit, net of transaction costs	—	23,500	—
Payments on bank loans and lines of credit	—	(753)	(5,090)
Net proceeds from senior notes	992,064	394,000	—
Payments on call of convertible subordinated notes	—	(428,902)	—
Proceeds from issuance of common stock	691,783	—	—
Proceeds from issuance of Units	436,500	—	—
Proceeds from issuance of common stock from employee stock transactions	61,351	43,974	51,740
Tax benefit from tax deductions in excess of compensation expense recognition	24,530	22,441	13,186
Repayment of capital lease obligations	(157)	(734)	(6,031)
Repurchases of common stock	(58,215)	(175,776)	—
Proceeds from issuance of subordinated debentures and trust preferred securities	50,000	75,630	58,210
Payments on trust preferred securities	—	(23,375)	—
Net cash flow from derivative hedging liabilities	45,056	(159,591)	(30,916)
Other	(333)	759	14,212

Net cash provided by financing activities	9,452,174	4,677,055	3,266,488

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(95,718)	18,542	147,759
CASH AND EQUIVALENTS, Beginning of year	939,906	921,364	773,605

CASH AND EQUIVALENTS, End of year	$844,188	$939,906	$921,364

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$723,718	$437,714	$430,855
Cash paid for income taxes	$206,494	$101,309	$42,555
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$50,191	$47,080	$48,947
Reclassification of loans held-for-sale to loans held-for-investment	$178,347	$—	$289,592
Deconsolidation of trust preferreds to other borrowings	$—	$—	$201,665
Issuance of common stock to retire debentures	$—	$79,963	$—

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to the consumer under the brand “E*TRADE FINANCIAL.” The Company offers investing, trading, cash management and lending products and services to its retail and institutional customers.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of FASB Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”.)

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

Use of Estimates—The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include: allowances for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rates, deferred taxes and valuation allowances; valuation of goodwill and other intangibles and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Cash and equivalents included $7.1 million and $23.7 million at December 31, 2005 and 2004, respectively, of overnight cash deposits that the Company is required to maintain with the Federal Reserve Bank.

Cash and Investments Required to be Segregated Under Federal or Other Regulations—Cash and investments required to be segregated under Federal or other regulations consist primarily of interest-bearing cash accounts. Certain cash balances, related to collateralized financing transactions by our brokerage subsidiaries, are required to be segregated for the exclusive benefit of our brokerage customers.

Brokerage Receivables, net and Payables—Brokerage receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they currently own, as well as commission receivables from customers upon settlement of their trades. Receivable from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Brokerage receivables are recorded net of allowance for doubtful accounts. Securities owned by customers and non-customers are held as collateral for amounts due on brokerage receivables, the value of which is not reflected in the consolidated balance sheets. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. Receivables from brokers, dealers and clearing organizations result from the Company’s stock borrowing activities.

Brokerage payables include payables from customers, non-customers, brokers, dealers and clearing organizations. Brokerage payables to customers and non-customers represent credit balances in customer accounts arising from deposits of funds and sales of securities, also referred to as free credit balances, and other funds pending completion of securities transactions. The Company pays interest on certain free credit balances. Payables from brokers, dealers and clearing organizations also result from the Company’s stock lending activities.

Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received, which are included in brokerage receivables, net and brokerage payables, respectively, on the consolidated balance sheets. Deposits paid for securities borrowed transactions require the Company to deposit cash with the counterparty. This cash is included in cash and investments required to be segregated under federal or other regulations. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Trading Securities—Certain trading securities and financial derivative instruments, that are not designated for hedge accounting, are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value based on quoted market prices. Realized and unrealized gains and losses on securities classified as trading held by the Bank are included in gain on sales of loans and securities, net and are derived using the specific identification cost method. Realized and unrealized gains and losses on trading securities held by broker-dealers are recorded in principal transactions and are also derived by the specific identification method.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2005 or 2004.

Available-for-sale securities consist of mortgage-backed securities, asset-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, retained interests from securitizations and other debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices, when available. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the expected life of the security. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain on sales of loans and securities, net for the Company’s banking operations; other amounts relating to corporate investments are included in gain on sale and impairment of investments. Interest earned is included in interest income for banking operations or corporate interest income for corporate investments.

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

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in gain on sales of loans and securities, net in the consolidated statements of income.

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in the exchange in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred is allocated between the assets sold in these transactions and the retained beneficial interests, based on their relative fair values at the date of the transfer. The Company records gains or losses for the difference between the allocated carrying amount of the assets sold and the net cash proceeds received. These gains or losses are recorded in gain on sales of loans and securities, net. Fair value is determined based on quoted market prices, if available. Generally, quoted market prices are not available for beneficial interests; therefore, the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. Key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates. Retained beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20 and are included in available-for-sale investment securities in the consolidated balance sheets.

Loans Receivable, net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for anticipated prepayments. The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Real estate loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at the time of repossession. HELOCs are charged-off when the loan becomes 180 days past due. Consumer loans are charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio, delinquency levels and trends, expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the real estate market and geographic concentrations within the loan portfolio, the interest rate climate as it affects adjustable-rate loans and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In general, the allowance for loan losses should be at least equal to twelve months of projected losses for all loan types. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date. Loan losses are charged and recoveries are credited to the allowance for loan losses.

Loans Held-for-Sale, net—Loans held-for-sale, net consists of mortgages acquired and loans originated by the Company that are intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of gain (loss) on sales of loans held-for-sale, net and are not accreted or amortized.

Property and Equipment, net—Property and equipment are carried at cost and depreciated on a straight-line basis over their estimated useful lives, generally three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease terms. Buildings are depreciated over forty years. Land is carried at cost. Technology development costs are charged to operations as incurred. Technology development costs include costs incurred in the development and enhancement of software used in connection with services provided by the Company that do not otherwise qualify for capitalization treatment as internally developed software costs in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

Servicing Rights—Servicing assets are recognized when the Company sells a loan and retains the related servicing rights. The servicing rights are initially recorded at their allocated cost basis based on the relative fair value of the loan sold and the servicing rights are retained at the date of the sale in accordance with SFAS No. 140. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets, based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum over its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in service charges and fees in the consolidated statements of income. Servicing assets are included in other assets in the consolidated balance sheets.

Real Estate Owned and Repossessed Assets—Included in other assets in the consolidated balance sheets is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as real estate owned (“REO”) and repossessed assets, are recorded at fair value, less estimated selling costs at acquisition.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax assets will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax deficiencies (including both tax and interest.) Accruals for expected tax deficiencies are recorded in accordance with SFAS No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.

Securities Sold Under Agreements to Repurchase—Securities under agreements to repurchase similar securities (“Repurchase Agreements”) are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase Agreements are treated as financings for financial statement purposes and the obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheets.

Mandatory Convertible Debt—The Company accounts for its mandatory convertible debt by allocating the proceeds using the relative fair value of the stock purchase contracts and the debt securities on the date of issuance. The issue costs are deferred and allocated to the debt securities and the stock purchase contracts based on their relative fair values at issuance date. The portion of issuance costs allocated to the debt is amortized over the life of the debt using the interest method.

The value of the stock purchase contracts is included in equity based on the requirements of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Company evaluated the mandatory convertible debt under SFAS No. 150 and EITF No. 00-19. In order for the stock purchase contracts to be included in equity, the following statements must be met.

•	The obligation settlement amount is not based on a fixed monetary amount known at inception,

•	The stock purchase commitment is based on the fair value of the issuer’s equity shares,

•	The Company could not be required to net cash settle the stock purchase contract,

•	The Company has sufficient authorized and unissued shares available to settle the stock purchase contract, and

•	There is an explicit limit on the number of shares of common stock required to be delivered under the stock purchase contract.

Based on our review of the above criterion and other relevant technical requirements, the stock purchase contracts are included in equity.

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

Advertising and Market Development—Advertising production costs are expensed when the initial advertisement is run. Costs of print advertising are expensed as the services are received.

Share-Based Payments—Effective July 1, 2005, the Company early adopted SFAS No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, using the modified prospective application method to account for its share-based compensation plans. Upon adoption, the Company began expensing options as compensation and benefits with a one-time pre-tax credit of $2.8 million in cumulative effect of accounting change related to estimated forfeiture on restricted stock for its adoption in 2005 related to restricted stock awards. Results for prior periods have not been restated. Prior to July 1, 2005, the Company accounted for its employee stock option and awards under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, did not record compensation costs for option grants to employees if the exercise price equaled the fair market value on the grant date. Additionally, for restricted stock awards, compensation was recorded on a straight-line basis over the vesting period of the awards with forfeitures recorded as they occurred.

Under this transition method, compensation cost in 2005 includes the portion of options and awards vesting in the period for (1) all share-based payments granted prior to, but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and (2) all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R.) Compensation cost for options granted prior to July 1, 2005 is recognized on an accelerated amortization method over the vesting period of the options using an estimated forfeiture rate. Compensation cost for options granted on or after July 1, 2005 is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate. Also under SFAS No. 123(R), the Company has reflected the tax benefit from tax deduction in excess of compensation recognized as a financing activity in the consolidated statements of cash flows.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation in periods prior to July 1, 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$430,412	$380,483	$203,027
Add back: Stock-based employee compensation expense, net of tax included in reported net income, net of tax	11,356	3,081	2,033
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(18,733)	(22,640)	(17,561)

Pro forma net income	$423,035	$360,924	$187,499

Income per share:

Basic—as reported	$1.16	$1.04	$0.57

Basic—pro forma	$1.14	$0.98	$0.52

Diluted—as reported	$1.12	$0.99	$0.55

Diluted—pro forma	$1.10	$0.94	$0.51

The underlying assumptions to these fair value calculations are discussed in Note 21.

Comprehensive Income—The Company’s comprehensive income is comprised of net income, foreign currency cumulative translation adjustments, unrealized gains (losses) on available-for-sale mortgage-backed and investment securities and the effective portion of the unrealized gains (losses) on financial derivatives in cash flow hedge relationships, net of reclassification adjustments and related taxes.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, Earning per Share. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement.

Financial Derivative Instruments and Hedging Activities—The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets, liabilities and future cash flows. The Company must also recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative promulgated by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges under SFAS No. 133. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheets with the net difference, or hedge ineffectiveness, reported as fair value adjustments of financial derivatives in the consolidated statements of income. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset or liability. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments no longer designated in an accounting hedge relationship are recorded in gain on sales of loans and securities, net, in the consolidated statements of income. The accumulated adjustment of the carrying amount of the hedged interest-earning asset or liability is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheets, with the effective portion of the change in fair value of the financial derivative recorded in AOCI, net of tax in the consolidated balance sheets. Amounts are then included in interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in the consolidated statements of income. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain on sales of loans and securities, net in the consolidated statements of income. Derivative gains and losses that are not held as accounting hedges are recognized as gain on sales of loans and securities, net in the consolidated statements of income as these derivatives do not qualify for hedge accounting under SFAS No. 133. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported as gain on sales of loans and securities, net in the consolidated statements of income.

Revenue Recognition

Commissions—The Company derives commissions revenue from its retail and institutional customers. Commissions revenue from securities transactions are recognized on a trade date basis. The Company receives commissions for providing certain institutional customers with market research and other information, which is a common industry practice. These commissions revenue contributed less than 10% of the Company’s net revenues for all periods presented. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $6.0 million were deferred and costs of $19.4 million were accrued at December 31, 2005 and payments of $6.3 million were deferred and costs of $18.6 million were accrued at December 31, 2004.

Principal Transactions—Principal transactions consist primarily of revenue from market-making activities. Market-making activities are the matching of buyers and sellers of securities and include transactions where the Company will purchase securities for its balance sheet with the intention of resale to transact the customer’s buy or sell order.

Gain on Sales of Loans and Securities, net—Gain on sales of originated loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold, less related transaction costs. In cases where the Company retains the servicing rights associated with loans sold, the gain recognized is the difference between cash received and the allocated basis of the loans sold, less the related transaction costs. In accordance with SFAS No. 140, the allocated basis of the loans, which is determined at the sale date, is the result of the allocation of basis between the loans sold and the associated servicing right, based on the relative fair values of the loans at the date of transfer.

Gain on sales of loans and securities, net includes gains or losses resulting from sales of loans purchased for resale; the sale or impairment of available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Service Charges and Fees—Service charges and fees consist of account maintenance fees, servicing fee income and other customer service fees. Account maintenance fees are charged to the customer either quarterly or annually and accrued as earned.

Other Revenues—Other revenues consists of stock plan administration services, payments for order flow from third party market makers and foreign exchange margin revenue. Stock plan administration services are recognized in accordance with applicable accounting guidance, including SOP 97-2, Software Revenue Recognition. Payments for order flow revenues are accrued in the same period in which the related securities transactions are completed or related services are rendered.

Interest Income—Interest income is recognized as earned on interest-earning assets, customer margin loan balances, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market funds. Interest income includes the effect of hedges on interest-earning assets.

Interest Expense—Interest expense is recognized as incurred on interest-bearing liabilities, customer credit balances, interest paid to banks and interest paid to other broker-dealers through a subsidiary’s stock loan program. Interest expense includes the effect of hedges on interest-bearing liabilities.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities the Company is engaged.

FSP 123(R) -4—Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event

On February 3, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FSP 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. An entity must recognize a share-based liability equal to the portion of the award attributed to past service, multiplied by the award’s fair value on that date for an option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring. FSP 123(R)-4 is effective for the Company in the first quarter of 2006, with early adoption permitted. Upon adoption, the Company must retroactively restate prior periods for the change. The Company has not issued any options or similar instruments as employee compensation that allow for cash settlement upon the occurrence of a contingent event that would require a change under the FSP. Therefore, the Company does not believe this FSP will have an impact on its results of operations or financial condition.

EITF 03-01—The Meaning of Other-Than-Temporary Impairment and its Application to Certain Issues

In March 2004, the EITF amended and ratified previous consensus reached on EITF 03-01, The Meaning of Other-Than-Temporary Impairment. This amendment, which was originally effective for financial periods beginning after June 15, 2004, introduced qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. In September 2004, the FASB’s staff issued a number of FSPs that focused primarily upon the application of EITF 03-01 to debt securities that are impaired solely due to interest rates and/or sector spreads. In November 2005, the FASB issued FSP 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which nullified and replaced the qualitative and quantitative guidance for determining whether securities are other-than-temporarily impaired. The new guidance is consistent with the Company’s current practice which is primarily found within SFAS No. 115 and EITF 99-20, as to the measurement and recognition of other-than-temporary impairments of its debt and equity securities.

SFAS No. 154—Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company will adopt SFAS No. 154, as applicable, beginning in 2006.

SOP No. 03-3—Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP No. 03-3 applies to loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. SOP No. 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for credit losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP No. 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. In 2005, the Company adopted this new pronouncement, which effect was not material to the Company’s financial condition, result of operations or cash flows.

NOTE 2—BUSINESS COMBINATIONS

Over the past two years, the Company completed several business combinations and asset acquisitions which were all accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. For certain acquisitions, the consolidated financial statements reflect preliminary allocations of purchase price, as appraisals of the net assets acquired have not been finalized. The Company does not expect changes in the preliminary allocations from the finalization of these appraisals to be material to its consolidated statements of income. The results of operations of each are included in the Company’s consolidated statements of income from the date of each acquisition.

BrownCo

On November 30, 2005, the Company completed its acquisition of J.P. Morgan Invest, LLC (“BrownCo”), an online discount brokerage business with approximately 186,000 customer accounts, from JP Morgan Chase &

Co. for an aggregate purchase price of approximately $1.6 billion in cash. The purchase price included approximately $306.6 million in net assets acquired, $269.7 million in customer list and noncompete intangibles, $9.0 million in contracts and employee termination liabilities, with the remaining $1,062.4 million recorded as goodwill. Regulatory capital of $294.5 million was included in the purchase price. The intangible assets will be amortized over approximately 22 years on an accelerated basis.

Harrisdirect

On October 6, 2005, the Company completed its acquisition of Harrisdirect LLC (“Harrisdirect”), a U.S.-based online discount brokerage business with approximately 425,000 customer accounts, from BMO Financial Group for an aggregate purchase price of approximately $709.0 million in cash. The purchase price included approximately $22.4 million in net assets acquired, $156.4 million in customer list and noncompete intangibles, $11.1 million in contract and employee termination liabilities, with the remaining $541.4 million recorded as goodwill. Regulatory capital of $16.0 million was included in the purchase price. The intangible assets will be amortized over approximately 19 years on an accelerated basis.

Wealth Management Advisors

The Company acquired Kobren Insight Management on November 2, 2005 and Howard Capital Management, Inc. on January 1, 2005. Both companies are registered investment advisory firms. The companies combined have over $1.5 billion in assets under management. The Company recorded $24.6 million of intangible assets and $7.6 million of goodwill related to the acquisitions. The intangible assets will be amortized over approximately 20 years on an accelerated basis. In accordance with the terms of the acquisitions, the Company may pay additional cash and stock if certain milestones are met. These milestones are for certain revenues and earnings targets, which if met, will cause the Company to pay up to an additional $34.6 million.

Active Accounts

In October 2004, the Company acquired certain active accounts from a brokerage company. The Company paid $17.0 million in cash and recorded an intangible asset of $17.0 million which will be amortized over 10 years.

NOTE 3—DISCONTINUED OPERATIONS

In 2005, the Company sold its Consumer Finance Corporation, exited the institutional proprietary trading business conducted by E*TRADE Professional Securities, LLC and announced its intention to sell its professional agency business which conducts its activities as E*TRADE Professional Trading, LLC. In 2004, the Company’s retail segment completed the sale of substantially all of the assets and liabilities of E*TRADE Access, the company that previously owned its ATM network. All of these transactions and intended transactions, except the Consumer Finance Corporation’s servicing operations, were accounted for as discontinued operations as of December 31, 2005, 2004 and 2003.

Below is a table summarizing the gains (losses), net of taxes, resulting from the sale and closure of discontinued operations (in thousands):

	Year ended December 31,
	2005	2004
Consumer Finance Corporation—origination business(1)	$6,444	$—
E*TRADE Professional	(2,421)	—
E*TRADE Access	—	31,408

Total net gain from sale of discontinued operations	$4,023	$31,408

(1)	The gain on the servicing business, which was not accounted for as a discontinued operation, is recorded in facility restructuring and other exit activities.

Consumer Finance Corporation

On October 31, 2005, the Company completed the sale of the origination and servicing business of Consumer Finance Corporation to GE Capital. The servicing business exited did not qualify as a discontinued operation; however, the origination business is accounted for as a discontinued operation. The sale resulted in a pre-tax gain of $46.1 million upon close, $35.5 million relating to the servicing business and $10.6 million ($6.4 million, net of tax), relating to the origination business.

The Company will not have significant continuing involvement in the operations of the servicing business but will continue to have significant cost-generating activities in the form of a servicing agreement. As such, the servicing business did not qualify as a discontinued operation. The Company will not have significant continuing involvement in the operations of the origination business and will not continue any significant revenue-producing or cost-generating activities of the origination business. Therefore, the results of operations, net of income taxes, of this origination business are presented as discontinued operations on the Company’s consolidated statements of income for all periods presented.

The following table summarizes the results of discontinued operations for the origination business (in thousands):

	Year ended December 31,
	2005	2004	2003
Net revenues	$(7,750)	$(5,898)	$47,318

Income (loss) from discontinued operations before income taxes	$(22,959)	$(36,630)	$18,912
Income tax expense (benefit)	(8,783)	(15,082)	7,432

Net income (loss) from discontinued operations	$(14,176)	$(21,548)	$11,480

E*TRADE Professional

On May 9, 2005, the Company closed E*TRADE Professional Securities, LLC (“ETPS”), a unit that conducted proprietary trading operations. In June 2005, the Company filed to withdraw its broker-dealer license for ETPS, with an effective date of May 31, 2005. ETPS was a Philadelphia Stock Exchange (“PHLX”) member and a standalone entity which employed less than 200 traders. This closure resulted in a $2.4 million, net of tax, loss on disposal of discontinued operations, which included employee terminations, facility closure and impairment of goodwill and intangibles.

In December 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC (“ETPT”.) This business includes a broker-dealer registered with the SEC and a member of the NASD Inc. (“NASD”) who currently executes and clears its customer security transactions through an affiliate, E*TRADE Clearing LLC, on a fully disclosed basis under an introducing broker-dealer relationship. The Company executed a sale agreement on February 17, 2006. Under the terms of the sale agreement, the Company continues to retain the obligation for contingent liabilities that existed prior to the sale, which contingent liabilities would not, in the Company’s estimation individually or collectively, be material to the Company’s financial results.

The Company will not have significant continuing involvement in the operations of either its proprietary trading or its professional agency businesses and will not continue any significant revenue-producing or cost-generating activities of these businesses. Therefore, the Company’s results of operations, net of income taxes, include these businesses as discontinued operations on the Company’s consolidated statements of income for all periods presented.

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (in thousands):

	Year ended December 31,
	2005	2004	2003
Net revenues	$21,408	$50,962	$48,765

Loss from discontinued operations before income taxes	$(11,103)	$(13,851)	$(12,919)
Income tax benefit	(3,784)	(4,499)	(5,610)

Net loss from discontinued operations	$(7,319)	$(9,352)	$(7,309)

E*TRADE Access

In 2004, the Company completed the sale of substantially all of the assets and liabilities of E*TRADE Access to Cardtronics, LP and Cardtronics, Inc. Although the Company believes that an ATM network is an important distribution channel for its customers, it determined that its continued ownership and direct operation of the ATM network was not essential to providing this customer benefit and that the capital it had invested in this endeavor could be better applied to other operations.

The sale resulted in a $57.5 million pre-tax gain ($31.4 million after taxes.) As part of the sales agreement, Cardtronics assumed substantially all of the liabilities of E*TRADE Access. The Company has reflected E*TRADE Access’ results of operations, financial position and cash flows as discontinued operations in the consolidated financial statements for all periods reported herein.

The following table summarizes the results of discontinued operations of our ATM business for the periods presented (in thousands):

	Year Ended December 31,
	2004	2003
Revenues	$20,029	$44,909

Loss from discontinued operations before income taxes	$(3,085)	$(2,700)
Income tax benefit	(1,230)	(1,035)

Loss from discontinued operations	$(1,855)	$(1,665)

NOTE 4—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The following table summarizes the amount recognized by the Company as facility restructuring and other exit activities for the periods presented (in thousands):

	Year Ended December 31,
	2005	2004	2003
Exit of Consumer Finance Corporation—servicing business	$(35,496)	$—	$—
Israel exit activities	—	14,500	1,435
2003 Restructuring Plan	2,002	1,857	112,564
2001 Restructuring Plan	1,096	(800)	16,367
Other exit activities	2,381	131	3,821

Total restructuring and other exit activities	$(30,017)	$15,688	$134,187

Exit of Consumer Finance Business

On October 31, 2005, the Company completed the sale of the servicing and origination businesses of Consumer Finance Corporation to GE Capital resulting in a pre-tax gain of $46.1 million. The pre-tax gain from the servicing business of $35.5 million is reflected in other exit activity as the servicing business was not deemed to be a discontinued operation. (See Note 3 for additional information.)

Israel Exit Activity

The Company terminated the trademark and technology license of an Israeli-based company in 2002 due to failure to perform obligations and commenced arbitration proceedings. The Israeli company counterclaimed for wrongful termination. An arbitration tribunal in London decided against the Company and as a result, the Company recognized $14.5 million and $1.4 million in exit activities for 2004 and 2003.

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”) exiting and consolidating leased facilities and exiting and disposing of certain unprofitable product offerings and initiatives. The original 2003 facility consolidation charge primarily related to charges to exit the E*TRADE FINANCIAL Center in New York and consolidation of excess facilities located in Menlo Park and Rancho Cordova, California. The E*TRADE FINANCIAL Center in New York, encompassing approximately 31,000 square feet, was used by customers to access the Company’s products and services and served as an introduction point for new customers to the Company’s products and services. The Company exited this center as it was not cost effective to engage in these activities within a facility of its size, and subsequently, opened an approximately 2,000 square foot new center in New York that was more cost effective. The leased California facilities were used for corporate and administrative functions and were exited as the Company consolidated employees into nearby offices and moved certain functions to its offices in Virginia.

The other charges related to the exit of or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. These unprofitable product lines consisted of our Stock Basket product offered to customers and our online advisory service, eAdvisor, a joint initiative with Enlight Holdings, LLC. The Company terminated its revenue sharing agreements associated with its Zones in Target stores to focus on other methods of reaching its current and potential customers.

In 2004, the Company completed its exit of the Enlight Holdings, LLC product offering resulting in adjustments to estimated costs associated with its exit. In 2005, the Company made additional adjustment to previously estimated costs associated with the consolidation of facilities in California. The rollforward of the 2003 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activity recorded in 2003	$55,010	$57,960	$112,970
Cash payments	(11,007)	(16,369)	(27,376)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2003	24,749	3,221	27,970
2004 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2004	2,458	(601)	1,857
Cash payments	(5,439)	(2,249)	(7,688)

Restructuring liabilities at December 31, 2004	21,768	371	22,139
2005 activity on original 2003 restructuring reserve:
Adjustment and additional charges recorded in 2005	2,042	(40)	2,002
Cash payments	(5,093)	(331)	(5,424)

Restructuring liabilities at December 31, 2005	$18,717	$—	$18,717

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. The restructuring was designed to consolidate certain facilities, bring together key decision-makers and streamline operations. The original 2001 restructuring charge related to facility consolidation represents the undiscounted value of ongoing lease commitments, offset by anticipated third-party sublease revenues, the write-off of capitalized software, hardware and other fixed assets and other costs. Subsequent to 2001, the Company recognized additional facility consolidation adjustments, as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The rollforward of the 2001 Restructuring Plan reserve is presented below (in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2003:
Adjustments and additional charges	22,204	2,072	3,499	27,775
Cash payments	(92,881)	(67)	(19,281)	(112,229)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2003	16,529	660	172	17,361
2004 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2004	(800)	—	—	(800)
Cash payments	(5,489)	—	(6)	(5,495)

Restructuring liabilities at December 31, 2004	10,240	660	166	11,066
2005 activity on original 2001 restructuring reserve:
Adjustments and additional charges recorded in 2005	543	(220)	773	1,096
Cash payments	(3,328)	(440)	(147)	(3,915)

Restructuring liabilities at December 31, 2005	$7,455	$—	$792	$8,247

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities for the 2003 and 2001 Restructuring Plans at December 31, 2005, and their timing are as follows (in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
Year		Contracted	Estimate
2006	$12,542	$(2,952)	$(224)	$(1,000)	$8,366
2007	10,537	(2,360)	(966)	(735)	6,476
2008	7,886	(1,839)	(835)	(352)	4,860
2009	6,382	(1,440)	(716)	(151)	4,075
2010	3,535	(731)	(488)	(61)	2,255
Thereafter	922	(782)	—	—	140

Total	$41,804	$(10,104)	$(3,229)	$(2,299)	$26,172

Other Exit Activities

Other exit activities in 2005 are primarily related to the liquidation of proprietary money market funds and the outsourcing of certain brokerage activities. These costs primarily relate to customer notification, reimbursement of losses taken on sale of securities and severance. Other exit charges in 2003 were primarily related to the gain on sale of the Company’s German subsidiary, partially offset by the charges relating to the exit of the Company’s proprietary institutional research business located in Europe.

NOTE 5—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (in thousands):

	December 31,
	2005	2004
Receivable from customers and non-customers (less allowance for doubtful accounts of $8,835 at December 31, 2005 and $1,970 at December 31, 2004)	$5,678,923	$2,214,210
Receivable from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed	1,163,125	613,546
Net settlement and deposits with clearing organizations	230,936	158,780
Other	101,191	48,012

Total brokerage receivables, net	$7,174,175	$3,034,548

Payable to customers and non-customers	$5,817,469	$2,805,662
Payable to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,320,853	735,622
Other	177,337	77,608

Total brokerage payables	$7,315,659	$3,618,892

Receivables from customers and non-customers are brokerage receivables whereby credit is extended to customers to finance their purchases of securities by borrowing against securities they currently own (also known as margin balances). At December 31, 2005, the fair value of securities that the Company received as collateral, where the Company is permitted to sell or repledge the securities, is approximately $8.8 billion. Of this amount, $2.4 billion has been pledged or sold at December 31, 2005 in connection with securities lending, bank borrowings and deposits with clearing organizations.

NOTE 6—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2005:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$7,468,607	$—	$(199,259)	$7,269,348
Government National Mortgage Association	2,198,009	—	(59,739)	2,138,270
Federal Home Loan Mortgage Corporation	21,050	—	(1,147)	19,903

Total U.S. government sponsored enterprise	9,687,666	—	(260,145)	9,427,521
Collateralized mortgage obligations and other	1,014,582	315	(19,006)	995,891

Total mortgage-backed securities	10,702,248	315	(279,151)	10,423,412

Investment securities:
Debt securities:
Asset-backed securities	1,376,315	1,811	(12,372)	1,365,754
Municipal bonds	168,682	1,884	(882)	169,684
Corporate bonds	74,931	—	(2,171)	72,760
Other debt securities	78,989	—	(5,504)	73,485

Total debt securities	1,698,917	3,695	(20,929)	1,681,683
Publicly traded equity securities	343,392	94,679	(2,306)	435,765
Retained interests from securitizations	22,444	1,434	—	23,878

Total investment securities	2,064,753	99,808	(23,235)	2,141,326

Total available-for-sale securities	$12,767,001	$100,123	$(302,386)	$12,564,738

December 31, 2004:
Mortgage-backed securities:
U.S. Government sponsored enterprise obligations:
Federal National Mortgage Association	$5,149,991	$203	$(87,990)	$5,062,204
Government National Mortgage Association	2,767,087	349	(56,628)	2,710,808
Federal Home Loan Mortgage Corporation	21,057	—	(862)	20,195

Total U.S. government sponsored enterprise	7,938,135	552	(145,480)	7,793,207
Collateralized mortgage obligations and other	1,266,736	5,008	(12,882)	1,258,862

Total mortgage-backed securities	9,204,871	5,560	(158,362)	9,052,069

Investment securities:
Debt securities:
Asset-backed securities	2,789,471	21,662	(14,704)	2,796,429
Municipal bonds	136,362	1,391	(1,082)	136,671
Corporate bonds	87,959	—	(3,444)	84,515
Other debt securities	80,189	—	(4,767)	75,422

Total debt securities	3,093,981	23,053	(23,997)	3,093,037
Publicly traded equity securities	295,593	81,304	(2,055)	374,842
Retained interests from securitizations	23,870	—	—	23,870

Total investment securities	3,413,444	104,357	(26,052)	3,491,749

Total available-for-sale securities	$12,618,315	$109,917	$(184,414)	$12,543,818

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2005:
Mortgage-backed securities:
Backed by Federal agencies	$5,914,808	$(142,245)	$3,512,713	$(117,900)	$9,427,521	$(260,145)
Other	351,565	(5,177)	546,291	(13,829)	897,856	(19,006)
Asset-backed securities	412,142	(3,064)	411,595	(9,308)	823,737	(12,372)
Municipal bonds	21,006	(165)	22,775	(717)	43,781	(882)
Corporate bonds	—	—	72,760	(2,171)	72,760	(2,171)
Other debt securities	—	—	73,485	(5,504)	73,485	(5,504)
Publicly traded equity securities	86,538	(1,335)	11,759	(971)	98,297	(2,306)

Total temporarily impaired securities	$6,786,059	$(151,986)	$4,651,378	$(150,400)	$11,437,437	$(302,386)

December 31, 2004:
Mortgage-backed securities:
Backed by Federal agencies	$5,504,676	$(85,020)	$2,135,727	$(60,460)	$7,640,403	$(145,480)
Other	704,369	(6,715)	175,678	(6,167)	880,047	(12,882)
Asset-backed securities	771,250	(5,851)	20,769	(8,853)	792,019	(14,704)
Municipal bonds	72,146	(1,082)	—	—	72,146	(1,082)
Corporate bonds	—	—	84,515	(3,444)	84,515	(3,444)
Other debt securities	—	—	74,700	(4,767)	74,700	(4,767)
Publicly traded equity securities	52,717	(2,055)	—	—	52,717	(2,055)

Total temporarily impaired securities	$7,105,158	$(100,723)	$2,491,389	$(83,691)	$9,596,547	$(184,414)

The Company does not believe any individual loss as of December 31, 2005 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. During 2005, increasing market interest rates caused higher unrealized losses on our fixed-rate securities including mortgage- and asset-backed securities. The Company has the ability and intent to hold these securities until the market value recovers or the securities mature. Asset-backed securities, corporate bonds and other debt securities are evaluated by reviewing the credit worthiness of the lender and based on market conditions. As of December 31, 2005, unrealized losses on mortgage- and asset-backed securities were primarily attributed to rising interest rates and not underlying credit impairment. Based on its evaluation, the Company recorded other-than-temporary charges of $38.3 million, $14.0 million and $2.2 million for 2005, 2004 and 2003, respectively, for its asset- and mortgage-backed securities and interest-only securities. Additionally, the Company recognized $2.0 million and $4.4 million of other-than-temporary impairments for 2005 and 2004, respectively, from retained beneficial interests in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation.

Publicly Traded Equity Securities

For the years ended December 31, 2005, 2004 and 2003, the Company recognized gains on sales of its publicly traded equity securities of $82.7 million, $130.6 million and $151.7 million, respectively. In 2005, these gains included sales of the Company’s holdings in Softbank Investment Corporation (“SBI”), all of its holdings in Archipelago Holdings Incorporated, Ameritrade Holding Corporation and holdings in International Stock Exchange of $59.7 million, $9.8 million, $8.4 million and $4.8 million, respectively. In 2004 and 2003, these gains primarily included sales of the Company’s holdings in SBI.

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed securities, at December 31, 2005 are shown below (in thousands):

	Amortized Cost	Estimated Fair Values
Due within one year	$3	$3
Due within one to five years	31,371	31,369
Due within five to ten years	99,019	93,298
Due after ten years	12,270,772	11,980,425

Total available-for-sale debt securities	$12,401,165	$12,105,095

The Company pledged $11.8 billion at December 31, 2005 and $10.1 billion at December 31, 2004 of mortgage-backed securities as collateral for repurchase agreements, short-term borrowings, derivative instruments and FHLB advances.

Realized Gains (Losses)

Realized gains and losses from the sales and other-than-temporary impairment of available-for-sale investment securities, including mortgage-backed securities, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Mortgage-backed securities:
Realized gains	$130,840	$105,876	$138,781
Realized losses	(100,765)	(47,785)	(47,046)
Impairment charges	(30,924)	(12,400)	—

Net realized gains (losses) on mortgage-backed securities included in gain on sales of loans and securities, net	$(849)	$45,691	$91,735

Other investments:
Realized gains	$126,104	$152,480	$194,511
Realized losses	(8,878)	(6,596)	(21,980)
Impairment charges	(7,419)	(1,558)	(2,198)

Net realized gains included in gain on sales of loans and securities, net and gain on sale and impairment of investments	$109,807	$144,326	$170,333

During 2005, 2004 and 2003, the Company realized gains from the sales of trading securities of $108.8 million, $101.3 million and $81.3 million, respectively. In addition, the Company had unrealized trading asset appreciation of $0.6 million, $2.5 million and $4.8 million in 2005, 2004 and 2003, respectively.

NOTE 7—LOANS, NET

Loans, net are summarized as follows (in thousands):

	Held-for- Investment	Held-for- Sale	Total Loans
December 31, 2005:
Real estate loans:
One- to four-family	$7,091,664	$87,233	$7,178,897
HELOC, second mortgage and other	8,106,820	74	8,106,894

Total real estate loans	15,198,484	87,307	15,285,791

Consumer and other loans:
RV	2,692,055	—	2,692,055
Marine	752,645	—	752,645
Automobile	235,388	—	235,388
Credit card	188,600	—	188,600
Other	97,436	—	97,436

Total consumer and other loans	3,966,124	—	3,966,124

Total loans	19,164,608	87,307	19,251,915
Unamortized premiums, net	323,573	64	323,637
Allowance for loan losses	(63,286)	—	(63,286)

Total loans, net	$19,424,895	$87,371	$19,512,266

December 31, 2004:
Real estate loans:
One- to four-family	$3,669,594	$244,593	$3,914,187
HELOC, second mortgage and other	3,618,740	3,095	3,621,835

Total real estate loans	7,288,334	247,688	7,536,022

Consumer and other loans:
RV	2,542,645	25,246	2,567,891
Marine	720,513	3,612	724,125
Automobile	583,354	35	583,389
Credit card	203,169	—	203,169
Other	19,493	—	19,493

Total consumer and other loans	4,069,174	28,893	4,098,067

Total loans	11,357,508	276,581	11,634,089
Unamortized premiums, net	195,928	2,699	198,627
Allowance for loan losses	(47,681)	—	(47,681)

Total loans, net	$11,505,755	$279,280	$11,785,035

In addition to these loans, net, the Company had commitments to originate, buy and sell loans at December 31, 2005 (see Note 24.)

Approximately 32% and 45% of the Company’s real estate loans were concentrated in California at December 31, 2005 and 2004, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2005		December 31, 2004
	$ Amount	% of Total	$ Amount	% of Total
Adjustable rate loans:
Real estate	$10,972,028	57.0%	$6,839,796	58.8%
Credit card and other	277,597	1.4	206,039	1.8

Total adjustable rate loans	11,249,625	58.4	7,045,835	60.6
Fixed rate loans	8,002,290	41.6	4,588,254	39.4

Total loans	$19,251,915	100.0%	$11,634,089	100.0%

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 341 and 340 months at December 31, 2005 and 2004, respectively. Additionally, all mortgage loans outstanding at December 31, 2005 and 2004 in the held-for-investment portfolio were serviced by other companies.

The Company actively sells its originated loans and loans originated by correspondents. The Company may sell loans that it originally purchased from others. A summary of these activities is presented below (in thousands):

	Year Ended December 31,
	2005	2004	2003
Loans sold:
Originated	$2,728,094	$4,339,901	$9,401,248
Purchased	1,028,747	2,395,886	4,114,563

Total loans sold	$3,756,841	$6,735,787	$13,515,811

Gain on sales of loans:
Originated	$54,847	$82,716	$150,393
Purchased	(1,208)	(3,447)	186

Total gain on sale of loans	$53,639	$79,269	$150,579

Activity in the allowance for loan losses is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Allowance for loan losses, beginning of year	$47,681	$37,847	$27,666
Provision for loan losses	54,016	38,121	38,523
Acquired through acquisitions	—	1,547	2,748
Charge-offs	(56,847)	(50,341)	(53,734)
Recoveries	18,436	20,507	22,644

Allowance for loan losses, end of year	$63,286	$47,681	$37,847

During 2005, the allowance for loan losses increased by $15.6 million. Approximately $12.9 million of this increase is due to higher real estate loans outstanding which increased by $8.1 billion during 2005. The remaining increase in the allowance was due to slightly higher expected losses on RV and credit card loans offset by lower automobile loan related losses.

The $8.6 million increase in net charge-offs in 2005 was primarily due to higher net charge-offs on credit cards of $6.7 million, marine and RV of $4.7 million and real estate loan portfolios of $2.8 million, offset partially by lower net charge-offs on automobile loans of $5.8 million. Higher credit card charge-offs are the result of increased bankruptcy filings as customers declared bankruptcy ahead of the new bankruptcy laws in October 2005. We do not anticipate that the 2005 level of credit card charge-offs will continue. The increase in net charge-offs was also due to growth in loans receivable and specific events affecting customer behavior during the period and not indicative of a decline in credit quality.

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following is the relative breakout of nonperforming loans (in thousands):

	December 31,
	2005	2004
First mortgage loans, secured by one- to four-family residences	$18,067	$11,029
HELOC and second mortgage	9,568	2,755
Credit card	2,858	2,999
RV	2,826	1,416
Other	1,335	1,756

Total nonperforming loans	$34,654	$19,955

If the Company’s nonperforming loans at December 31, 2005, had been performing in accordance with their terms, the Company would have recorded additional interest income of approximately $0.8 million, $1.0 million and $1.1 million in 2005, 2004 and 2003, respectively. During 2005, we recognized $1.0 million in interest on loans that were in nonperforming status at December 31, 2005. At December 31, 2005 and 2004, there were no commitments to lend additional funds to any of these borrowers.

NOTE 8—ASSET SECURITIZATION

Collateralized Debt Obligations

On December 1, 2005, the Company and an unrelated financial advisor transferred asset-backed securities to E*TRADE ABS CDO IV, Ltd. (“CDO IV”.) The Company utilized a warehouse line to purchase the asset-backed securities that were sold to CDO IV. As of December 31, 2005, 92% of the pool of underlying securities had been transferred into CDO IV. Additional purchases of asset-backed securities were made in open market transactions and transferred to CDO IV in January and February 2006. In prior years, the Company transferred asset-backed securities to E*TRADE ABS CDO III, Ltd. (“CDO III”), E*TRADE ABS CDO II, Ltd. (“CDO II”) and E*TRADE ABS CDO I, Ltd. (“CDO I”.) Asset-backed securities were also transferred to CDO III by an unrelated financial advisor. Concurrent with these transfers, the respective CDOs sold beneficial interests to independent investors in the form of senior and subordinated notes and preference shares, collateralized by the asset-backed securities. Neither the CDOs themselves nor the investors in the beneficial interests sold by the CDOs have recourse to the Company. CDO I, II and III are qualifying special purpose entities as defined in SFAS No. 140, and, as such, are not required to be consolidated in the Company’s consolidated financial statements.

CDO IV is not a qualified special purpose entity but rather a special purpose entity, as the Company has been appointed by the CDO to actively manage the collateral of the CDO. The transaction was accounted for as a sale in accordance with SFAS No. 140. The CDO IV transaction differs from the previous three CDO transactions in that it is a managed deal whereby the portfolio manager (E*TRADE Global Asset Management (“ETGAM”)) is appointed to actively manage the collateral of the CDO as opposed to a static deal where the collateral is fixed throughout the life of the CDO. Because CDO IV is a managed deal, it is a special purpose entity and not a qualified special purpose entity.

The Company reviewed CDO IV to determine if consolidation was necessary under the requirements of FIN 46R. The calculation of the CDO’s beneficial interests indicated that ETGAM was not the recipient of the majority of the potential benefits or losses of the deal and therefore, not the primary beneficiary of the transaction and not required to consolidate the CDO.

The Company purchased preference shares in each of the CDOs. Retained interests are subordinate to the notes sold by each CDO and on an equal standing with the preference shares purchased by other preference share investors in each CDO. The Company also purchased $1 million of the BBB subordinated notes in the CDO IV transaction.

The following table summarizes the asset-backed securities transferred to each CDO, the amount of the cash proceeds, the preference shares purchased by the Company and the current rating for those preference shares (dollars in millions):

CDO	Transaction Date	Asset-Backed Securities Transferred to CDO				Preference Shares Purchased by E*TRADE
		E*TRADE	Independent Investment Advisor	Total	Proceeds	Amount	Rating at 12/31/05
							Moody’s	S&P
CDO IV	December 2005	$37.0	$238.6	$275.6	$300.0	$1.4	N/A	B
CDO III	December 2004	124.0	175.5	299.5	304.4	5.0	Ba1	BB+
CDO II	August 2003	400.1	—	400.1	400.9	6.0	Ba2	BBB-
CDO I	September 2002	50.2	200.0	250.2	251.7	8.6	Ca	B+

Total		$611.3	$614.1	$1,225.4	$1,257.0	$21.0

The carrying values of the Company’s retained interest in the CDOs are subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio. Therefore, changes in the market value of these securities are recorded in gain on sales of loans and securities, net in the consolidated statements of income. The following table presents a sensitivity analysis of the Company’s retained interests in the CDOs at December 31, 2005 (dollars in thousands):

	CDO I	CDO II	CDO III	CDO IV
Fair value of retained preference shares(1)	$195	$6,288	$5,178	$1,399
Weighted-average remaining life (years)	6.71	2.70	3.84	3.72
Weighted-average prepayment speed	15%	10%	10%	—%
Impact of 10% adverse change	$(10)	$(43)	$(98)	$(14)
Impact of 20% adverse change	$(18)	$(85)	$(198)	$(28)
Weighted-average discount rate	2%	16%	15%	16%
Impact of 10% adverse change	$(7)	$(257)	$(276)	$(78)
Impact of 20% adverse change	$(10)	$(499)	$(529)	$(150)
Weighted-average expected credit losses	1.95%	0.44%	0.41%	0.65%
Impact of 10% adverse change	$(195)	$(43)	$(22)	$(17)
Impact of 20% adverse change	$(195)	$(86)	$(44)	$(33)
Actual credit losses to date	$13,056	$—	$—	$—
For the year ended December 31, 2005(2)
Actual interest payments received	$—	$1,080	$642	$—

(1)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(2)	No actual principal payments have been received to-date.

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

The Company entered into management agreements to provide certain collateral management services for the CDOs. As compensation for its services, it receives a management fee from the trustee based on the quarterly amount of assets managed (as defined.) During 2005, the Company earned $4.2 million of management fees under the CDOs.

At December 31, 2005, the Company managed both its on-balance sheet asset-backed securities and the off-balance sheet securitized asset-backed securities of the CDOs, which are presented in the following table (in thousands):

Managed on-balance sheet asset-backed securities, classified as:
Available-for-sale	$1,365,754
Trading securities	63,956

Total managed on-balance sheet asset-backed securities	1,429,710

Managed off-balance sheet securitized asset-backed securities:
CDO I	104,157
CDO II	280,657
CDO III	284,989
CDO IV	274,599

Total managed off-balance sheet securitized asset-backed securities	944,402

Total managed asset-backed securities	$2,374,112

Securitized Consumer Finance Receivables

The origination and servicing businesses of Consumer Finance Corporation were sold in late 2005. As a result of the sale, the Company retained the consumer receivables and beneficial interests in the trusts. Prior to the sale, Consumer Finance Corporation securitized RV and marine consumer receivables by sales or other transfers to ETCF Asset Funding Corporation through the formation of trusts. There were no securitizations of consumer receivables in 2005. During 2004, Consumer Finance Corporation securitized approximately $0.3 billion of RV and marine receivables. On October 20, 2003, the Company acquired ETCF Asset Funding Corporation and the retained beneficial interests in four trusts.

The carrying values of the retained beneficial interests are subject to future volatility in credit, interest rate and prepayment risk. The following table presents a sensitivity analysis of each of portfolio of securitized receivables (dollars in thousands):

	RV 1999-1(1)	Marine 1999-2	RV 1999-3	RV/Marine 2001-1	RV/Marine 2004-1
Fair value of residual investment(2)
At December 31, 2005	$7,870	$11,861	$2,021	$2,125	$13,527
At initial value(3)	$9,740	$12,775	$4,223	$3,981	$10,877
Weighted-average remaining life (years)	0.08	0.33	1.24	2.24	2.28
Weighted-average prepayment speed	17%	20%	17%	21%	25%
Impact of 10% adverse change	$(1)	$(1)	$51	$50	$(133)
Impact of 20% adverse change	$(1)	$(2)	$51	$58	$(236)
Weighted-average discount rate	9%	9%	9%	9%	16%
Impact of 10% adverse change	$(5)	$(32)	$(21)	$(39)	$(477)
Impact of 20% adverse change	$(11)	$(64)	$(41)	$(77)	$(926)
Weighted-average expected credit losses	1.83%	1.58%	1.92%	1.97%	0.48%
Impact of 10% adverse change	$(16)	$(32)	$(106)	$(324)	$(269)
Impact of 20% adverse change	$(32)	$(64)	$(212)	$(590)	$(511)
Actual credit losses
Since trust inception(4)	$32,346	$10,596	$11,218	$14,557	$624
Since acquisition on October 20, 2003	$6,833	$1,595	$2,957	$6,172	N/A
For the year ended December 31, 2005
Actual interest payments received	$259	$222	$107	$253	$—
Actual principal payments received	$54	$241	$310	N/A	$—

(1)	On December 14, 2005, the Company exercised its option to redeem at par the collateral associated with 1999-1 and receive cash for its residual interest. Payment of the residual interest was received in January 2006.
(2)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(3)	Initial value at December 31, 2004 for 2004-1 and October 20, 2003 for all remaining.
(4)	Default base on the entire balance of the amount securitized as follows: 1990-1: $1,000,003; 1992-2: $550,000; 1999-3: $374,531; 2001-1: $529,467; 2004-1: $308,996.

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

NOTE 9—SERVICING RIGHTS

The following table shows the net amortized cost of the Company’s servicing rights (in thousands):

	December 31,
	2005	2004
Servicing assets:
Balance beginning of period	$29,659	$32,773
Purchases (sales) (1)	(4,118)	4,614
Amortization of servicing rights	(8,241)	(7,728)

Balance end of period	17,300	29,659

Valuation allowance for impairment:
Balance beginning of period	(8,146)	(5,379)
Valuation adjustment (1)	1,872	(2,767)

Balance end of period	(6,274)	(8,146)

Servicing rights, end of period	$11,026	$21,513

(1)	Reflects sale of the Consumer Finance business in October 2005. The origination and servicing of RV and marine loans were provided by this business.

The most important assumptions used in determining the estimated fair value are anticipated loan prepayments and discount rates. The Company uses market-based assumptions and confirms the reasonableness of the Company’s valuation model through management’s quarterly review, analyses of market quotes and independent broker valuations of the fair value of the servicing rights.

The servicing responsibilities retained by Consumer Finance Corporation for each securitization have been transferred to the purchaser. Prior to the sale, Consumer Finance Corporation received annual servicing fees of 50 basis points of the prior month’s balance for the 2004 series trust and all 1999 series trusts and 75 basis points of the prior month’s outstanding balance for the 2001 series trust.

The following summarizes the estimated fair values of the Company’s servicing assets and significant assumptions (dollars in thousands):

	December 31,
	2005	2004
Mortgage servicing assets:
Fair value	$11,026	$14,761
Constant prepayment rate	19%	23%
Discount rate	3.5% - 4.0%	1.0% - 1.5%
Consumer servicing assets:
Fair value	—	$6,752
Constant prepayment rate	—	21% - 24%
Discount rate	—	8%

NOTE 10—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Software	$353,120	$331,774
Equipment and transportation	193,051	240,517
Leasehold improvements	93,963	88,066
Buildings	71,927	71,927
Furniture and fixtures	19,040	14,340
Land	3,428	3,428

Total property and equipment, gross	734,529	750,052
Less accumulated depreciation and amortization	(435,273)	(447,761)

Total property and equipment, net	$299,256	$302,291

Depreciation and amortization expense related to property and equipment was $75.0 million for 2005, $77.9 million for 2004 and $85.6 million for 2003.

Software includes capitalized internally developed software costs. These costs were $34.7 million for 2005, $31.8 million for 2004 and $41.8 million for 2003. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense for the capitalized amounts was $31.5 million for 2005, $33.7 million for 2004 and $29.3 million for 2003. Also included in software is $17.6 million of internally developed software in the process of development for which amortization has not begun.

NOTE 11—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of goodwill for the periods presented (in thousands):

Balance at December 31, 2003	$392,845
Adjustments to 2002 acquisitions	(11,860)
Adjustments to 2003 acquisitions	15,490
Other adjustments	(1,432)

Balance at December 31, 2004	395,043
Additions from 2005 acquisitions	1,612,928
Write-off related to discontinued operations	(4,515)

Balance at December 31, 2005	$2,003,456

The following table discloses the changes in the carrying value of goodwill that occurred in the retail and institutional segments in 2005 (in thousands):

	Retail	Institutional	Total
Balance at December 31, 2004	$153,720	$241,323	$395,043
Additions from 2005 acquisitions	1,611,507	1,421	1,612,928
Write-offs related to discontinued operations	(3,379)	(1,136)	(4,515)

Balance at December 31, 2005	$1,761,848	$241,608	$2,003,456

Prior periods are not presented, as the Company did not allocate goodwill by its new reporting segments prior to 2005.

The additions to goodwill are the result of our acquisitions during 2005 including Harrisdirect, BrownCo, Kobren and Howard Capital. Note 2 has complete descriptions of the transactions. The write-off of goodwill related to discontinued operations was due to the sale of the Consumer Finance Corporation and the exit of E*TRADE Professional Securities, LLC. See Note 3 for a complete description of these transactions.

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	Weighted- Average Useful Life (Years)	December 31, 2005			December 31, 2004
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer list	21	$456,953	$(11,592)	$445,361	$10,248	$(5,189)	$5,059
Specialist books	28	61,820	(29,280)	32,540	61,820	(8,522)	53,298
Active accounts	8	69,023	(43,234)	25,789	69,023	(36,121)	32,902
Credit cards	15	32,604	(12,496)	20,108	32,672	(4,981)	27,691
Other	5	29,274	(20,964)	8,310	46,859	(31,688)	15,171

Total intangible assets		$649,674	$(117,566)	$532,108	$220,622	$(86,501)	$134,121

Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (in thousands):

Years ending December 31,
2006	$44,916
2007	42,458
2008	37,667
2009	32,776
2010	30,581
Thereafter	343,710

Total future amortization expense	$532,108

Amortization of other intangibles was $43.8 million for 2005, $19.4 million for 2004 and $24.8 million for 2003.

NOTE 12—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets, liabilities and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133.

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps and purchased options on forward-starting swaps, caps and floors to offset its exposure to changes in value of certain fixed rate assets and liabilities. In calculating the effective portion of fair value hedges under SFAS No. 133, changes in the fair value of the derivative are recognized currently in earnings, as changes in value of the hedged asset attributable to the risk being hedged.

Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in fair value adjustments of financial derivatives in the consolidated statements of income.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
December 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$961,000	$12,485	$(598)	$11,887	4.50%	4.35%	N/A	4.88
Investment securities	119,485	1,315	(1,750)	(435)	4.62%	4.18%	N/A	7.70
Receive-fixed interest rate swaps:
Brokered certificates of deposit	132,313	—	(3,740)	(3,740)	4.33%	5.22%	N/A	12.50
FHLB advances	100,000	—	(3,894)	(3,894)	4.37%	3.64%	N/A	3.79
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	70,000	—	(470)	(470)	5.03%	N/A	N/A	10.01
Purchased interest rate options(1):
Caps	770,000	21,324	—	21,324	N/A	N/A	4.89%	4.82
Floors	1,325,000	3,952	—	3,952	N/A	N/A	3.82%	3.71
Swaptions(3)	2,241,000	36,982	—	36,982	N/A	N/A	4.93%	8.47

Total fair value hedges	$5,718,798	$76,058	$(10,452)	$65,606	4.51%	4.37%	4.59%	6.29

December 31, 2004:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$1,045,000	$3,157	$(5,099)	$(1,942)	4.42%	2.23%	N/A	6.06
Investment securities	160,885	—	(3,747)	(3,747)	4.63%	2.09%	N/A	8.83
Receive-fixed interest rate swaps:
Certificates of deposit	315,000	—	(1,901)	(1,901)	2.26%	3.39%	N/A	2.90
Brokered certificates of deposit	10,000	—	(160)	(160)	2.50%	5.00%	N/A	10.01
FHLB advances	100,000	—	(1,159)	(1,159)	2.40%	3.64%	N/A	4.80
Senior Notes(2)	50,000	452	—	452	5.98%	8.00%	N/A	6.46
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	209,000	978	—	978	3.60%	N/A	N/A	3.43
Brokered certificates of deposit	20,000	12	(60)	(48)	5.25%	N/A	N/A	12.55
Purchased interest rate options(1):
Caps	485,000	7,221	—	7,221	N/A	N/A	6.09%	5.01
Floors	100,000	352	—	352	N/A	N/A	4.25%	2.75
Swaptions(3)	335,000	9,065	—	9,065	N/A	N/A	5.98%	13.30

Total fair value hedges	$2,829,885	$21,237	$(12,126)	$9,111	3.93%	2.71%	5.85%	6.25

(1)	Purchased interest rate options were used to hedge mortgage-backed securities.
(2)	Interest rate swap agreement on the Company’s $400.0 million senior notes was terminated during 2005.
(3)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During 2005 and 2004, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on these derivative instruments at the time of de-designation is amortized to interest expense or interest income over the original forecasted period of the underlying transactions being hedged. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in gain on sales of loans and securities, net in the consolidated statements of income.

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses a combination of interest rate swaps and purchased options on caps and floors to hedge the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOCs are reported in AOCI as unrealized gains or losses. The amounts in AOCI are then included in interest expense or interest income as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $2.4 million of net unrealized gains that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The Company also recognizes cash flow hedge ineffectiveness. Cash flow hedge ineffectiveness is recorded to the extent that the market value of the derivatives used in the hedge relationship underperforms or outperforms or has a greater increase in market value than a hypothetical derivative, created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness as fair value adjustment of financial derivatives in the consolidated statements of income. Cash flow ineffectiveness is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable rate liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
December 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,100,000	$6,959	$(2,223)	$4,736	4.87%	4.38%	N/A	9.15
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,675,000	1,219	(19,872)	(18,653)	5.04%	N/A	N/A	9.50
FHLB advances	750,000	—	(4,040)	(4,040)	5.02%	N/A	N/A	9.46
Purchased interest rate options(1):
Caps	2,925,000	64,301	—	64,301	N/A	N/A	4.76%	4.59
Floors	1,900,000	2,527	—	2,527	N/A	N/A	5.50%	3.54

Total cash flow hedges	$9,350,000	$75,006	$(26,135)	$48,871	5.00%	4.38%	5.05%	6.71

December 31, 2004:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,675,000	$—	$(33,121)	$(33,121)	4.91%	2.28%	N/A	11.12
FHLB advances	425,000	—	(6,093)	(6,093)	4.68%	2.13%	N/A	9.25
Purchased interest rate forward-starting swaps:
Repurchase agreement	595,000	—	(868)	(868)	4.74%	N/A	N/A	11.16
Purchased interest rate options(1):
Caps	2,775,000	94,340	—	94,340	N/A	N/A	4.43%	6.13

Total cash flow hedges	$5,470,000	$94,340	$(40,082)	$54,258	4.84%	2.25%	4.43%	8.45

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOCs.

Under SFAS No. 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in AOCI in the consolidated balance sheets. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense and interest income (in thousands):

	Year Ended December 31,
	2005	2004	2003
Impact on AOCI (net of taxes):
Beginning balance	$(118,018)	$(123,754)	$(188,280)
Gains (losses) on cash flow hedges related to derivatives, net	7,032	(51,137)	(21,173)
Reclassifications into earnings, net	40,155	56,873	85,699

Ending balance	$(70,831)	$(118,018)	$(123,754)

Derivatives terminated during the year:
Notional	$17,920,000	$5,423,500	$6,329,500
Fair value of net gains (losses) recognized in AOCI	$2,228	$(68,039)	$45,927
Amortization of terminated interest rate swaps and options included in interest expense and interest income	$65,110	$101,807	$125,800

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense and interest income over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 6 days to 15 years.

The following table represents the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (in thousands):

	At December 31,
	2005	2004	2003
AOCI balance (net of taxes) related to:
Open cash flow hedges	$(36,736)	$(43,027)	$(30,775)
Discontinued cash flow hedges	(34,095)	(74,991)	(92,979)

Total cash flow hedges	$(70,831)	$(118,018)	$(123,754)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in fair value adjustments of financial derivatives in the consolidated statements of income. The following table summarizes the income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (in thousands):

	Year Ended December 31,
	2005	2004	2003
Fair value hedges	$(4,937)	$(3,895)	$(19,711)
Cash flow hedges	45	6,194	4,373

Total fair value adjustments of financial derivatives	$(4,892)	$2,299	$(15,338)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments, (“IRLCs”.) IRLCs on loans that the Bank intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $1.6 million and $1.5 million asset at December 31, 2005 and 2004, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133. The mark-to-market of the mortgage forwards are included in the net change of the IRLCs and the related hedging instruments. The mark-to-market of the closed loans recorded for 2005 and 2004 were $0.7 million and $4.3 million, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statements of income. The net change in IRLCs, closed loans and the related hedging instruments generated a net loss of $0.4 million in 2005 and a net gain of $3.9 million in 2004.

Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk that results from interest rate swaps and purchased interest rate options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have $36.6 million of derivative contracts with unrealized losses at December 31, 2005. These agreements required the Company to pledge approximately $7.4 million of its mortgage-backed and investment securities as collateral.

While the Company does not expect that any counterparty will fail to perform, the following table shows the maximum exposure, or net credit risk, associated with each counterparty to interest rate swaps and purchased interest rate options at December 31, 2005 (in thousands):

Counterparty	Credit Risk
Union Bank of Switzerland	$27,733
Lehman Brothers	12,821
Royal Bank of Scotland	7,283
Bank of America	5,361
Credit Suisse First Boston	4,446
Other	1,316

Total exposure	$58,960

NOTE 13—OTHER ASSETS

Other assets consist of the following (in thousands):

	December 31,
	2005	2004
Third party loan servicing receivable	$79,264	$3,806
Other investments	65,189	46,269
Unamortized debt issue costs	36,088	9,134
Prepaids	26,239	25,947
Deferred compensation plan	18,419	11,974
Servicing rights	11,026	21,513
Securities sold, collateral not delivered	9,024	53,152
Deferred tax assets	3,851	41,119
Other	96,577	42,633

Total other assets	$345,677	$255,547

Other Investments

The Company has made investments in low income housing tax credit partnerships (“LIHTC”), venture funds and several non-public, venture capital-backed, high technology companies. The Company recorded no other-than-temporary impairments for 2005 and 2004 and $8.0 million for 2003, associated with these privately held equity investments. These impairments are recorded in gain on sale and impairment of investments in the consolidated statements of income. The Company has $45.3 million in commitments in to fund LIHTC, venture funds and joint ventures.

Securities Sold, Collateral Not Delivered

The Bank has receivables for mortgage-backed securities from third-party brokers that the Bank committed to sell, but did not deliver to the brokers by the settlement date. The Bank was unable to deliver the securities primarily because other parties failed to deliver similar securities to the Bank, which the Bank had committed to buy. Securities sold, collateral not delivered for the brokerage subsidiaries are included in brokerage receivables.

NOTE 14—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005	2004
Sweep deposit account	0.57%	0.40%	$7,733,267	$6,167,436	48.5%	50.1%
Money market and savings accounts	3.17%	1.52%	4,635,866	3,340,936	29.1	27.2
Certificates of deposit	3.94%	3.40%	2,703,605	2,069,674	17.0	16.8
Brokered certificates of deposit	3.86%	2.51%	484,612	294,587	3.0	2.4
Checking accounts	0.71%	0.66%	390,665	430,341	2.4	3.5

Total deposits	2.00%	1.27%	$15,948,015	$12,302,974	100.0%	100.0%

Deposits, classified by rates are as follows (in thousands):

	December 31,
	2005	2004
0.00%–1.99%	$8,488,981	$10,448,712
2.00%–3.99%	5,158,261	1,160,915
4.00%–5.99%	2,278,914	435,972
6.00%–9.99%	27,633	257,504

Subtotal	15,953,789	12,303,103
Fair value adjustments	(5,774)	(129)

Total deposits	$15,948,015	$12,302,974

At December 31, 2005, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years	Total
Less than 4.00%	$1,510,063	$167,249	$89,571	$10,407	$1,149	$5,683	$1,784,122
4.00%–5.99%	827,242	234,685	76,006	59,129	85,552	99,960	1,382,574
6.00%–7.99%	3,680	984	1,314	470	384	20,463	27,295

Subtotal	$2,340,985	$402,918	$166,891	$70,006	$87,085	$126,106	3,193,991

Fair value adjustments							(5,774)

Total certificates of deposit and brokered certificates of deposit							$3,188,217

Scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $100,000 were as follows (in thousands):

	December 31,
	2005	2004
Three months or less	$319,609	$216,671
Three through six months	226,040	75,990
Six through twelve months	266,840	174,049
Over twelve months	307,885	237,533

Total certificates of deposit	$1,120,374	$704,243

Interest expense on deposits is summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Sweep deposit account	$36,147	$13,226	$1,313
Money market and savings accounts	89,073	47,297	73,634
Certificates of deposit	88,733	110,577	185,574
Brokered certificates of deposit	15,679	9,172	10,147
Checking accounts	2,679	2,408	2,496

Total interest expense	$232,311	$182,680	$273,164

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $11.6 million at December 31, 2005 and $5.1 million at December 31, 2004.

The Sweep Deposit Account (“SDA”) is a sweep product that transfers brokerage customer balances. The Bank holds these funds as customer deposits in Federal Deposit Insurance Corporation (“FDIC”)-insured Negotiable Order of Withdrawal (“NOW”) and money market deposit accounts.

NOTE 15—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS BY BANK SUBSIDIARY

The maturities of borrowings at December 31, 2005 and total borrowings at December 31, 2004 are shown below (dollars in thousands):

	Repurchase Agreement	Other Borrowings by Bank Subsidiary		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Due in:
2006	$9,746,122	$1,910,000	$5,440	$11,661,562	4.20%
2007	50,478	700,000	—	750,478	4.45%
2008	—	50,000	—	50,000	3.82%
2009	100,145	96,106	—	196,251	3.15%
2010	—	100,000	—	100,000	4.38%
Thereafter	1,204,797	1,000,000	305,046	2,509,843	3.80%

Total borrowings at December 31, 2005	$11,101,542	$3,856,106	$310,486	$15,268,134	4.13%

Total borrowings at December 31, 2004	$9,897,191	$1,487,841	$272,891	$11,657,923	2.17%

Securities Sold Under Agreements to Repurchase

The Company sells securities under agreements to repurchase similar securities (“Repurchase Agreements”.) Repurchase Agreements are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase Agreements are treated as financings for financial statement purposes and obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheets. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. At December 31, 2005, there were no counterparties with whom the Company’s amount at risk exceeded 10% of its shareholders’ equity.

Other Borrowings by Bank Subsidiary

FHLB Advances—The Company had $2.2 billion floating-rate and $1.7 billion fixed-rate FHLB advances at December 31, 2005. The floating-rate advances adjust quarterly based on the LIBOR. The Company is required to be a member of the FHLB System and maintain a FHLB investment at least equal to the greater of: one percent of the unpaid principal balance of its residential mortgage loans; one percent of 30 percent of its total assets; or one-twentieth of its outstanding FHLB advances. In addition, the Company must maintain qualified collateral equal to 85 to 90 percent of its advances, depending on the collateral type. These advances are secured with specific mortgage loans and mortgage-backed securities. At December 31, 2005 and 2004, the Company pledged $9.3 billion and $3.4 billion, respectively, of the one- to four-family first-mortgage loans, HELOCs and second mortgage loans as collateral.

Other—ETB Holdings (“ETBH”) raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. ETBH uses the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures issued by ETBH, guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution.

During 2005, ETBH formed two trusts, ETBH Capital Trust XXI and ETBH Capital Trust XXII. These two trusts issued 20,000 shares and 30,000 shares, respectively, of Floating Rate Cumulative Preferred Securities for a total of $20 million and $30 million, respectively. Net proceeds from these issuances were invested in Floating Rate Junior Subordinated Debentures that mature in 2035 and have variable rates of 2.40% and 2.20%, respectively, above the three-month LIBOR, payable quarterly.

The face values of outstanding trusts at December 31, 2005 are shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
Telebank Capital Trust I	$9,000	2027	11.00%
ETBH Capital Trust II	$5,000	2031	10.25%
ETBH Capital Trust I, III	$35,000	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V—VIII	$66,000	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust IV	$10,000	2032	3.70% above 6-month LIBOR
ETBH Capital Trust IX—XII	$50,000	2033	3%-3.25% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	$77,000	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	$60,000	2035	2.20%-2.4% above 3-month LIBOR

Other borrowings also includes $5.4 million of overnight and other short-term borrowings from the Federal Reserve Bank in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company pledged $0.5 billion of securities and RV loans to secure these borrowings.

Below is additional information regarding borrowings (in thousands):

	December 31,
	2005	2004
Weighted-average balance during the year (calculated on a daily basis)	$10,115,764	$8,139,736
Weighted-average interest rate:
During the year (calculated on a daily basis)	3.70%	3.18%
At year-end	4.15%	2.15%
Maximum month-end balance during the year	$11,412,028	$10,285,738
Balance at year-end	$11,412,028	$10,170,082
Securities and loans underlying the repurchase agreements at the end of the year:
Carrying value, including accrued interest	$11,665,421	$10,001,607
Estimated market value	$11,325,412	$9,958,744

NOTE 16—CORPORATE DEBT

The Company’s long-term debt by type is shown below (in thousands):

	December 31,
	2005	2004
Senior notes:
8.00% Notes, due 2011	$504,407	$400,452
7 3/8% Notes, due 2013	597,540	—
7 7/8% Notes, due 2015	300,000	—

Total senior notes	1,401,947	400,452
Mandatory convertible notes 6 1/8%, due 2018	435,589	—
Convertible subordinated notes 6.00%, due 2007	185,165	185,165

Total corporate debt	$2,022,701	$585,617

8.00% Senior Notes Due June 2011

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in senior notes due June 2011 (the “8.00% Notes”), respectively. Interest is payable semi-annually and notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $1.5 million are included in other assets and are being amortized over the term of the senior notes.

7 3/8% Senior Notes due September 2013

In 2005, the Company issued an aggregate principal amount of $600 million in senior notes due September 2013 (the “7 3/8% Notes”.) Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $8.5 million are included in other assets and are being amortized over the term of the notes.

7 7/8% Senior Notes Due December 2015

In 2005, the Company issued an aggregate principal amount of $300 million in senior notes due December 2015 (the “7 7/8% Notes”.) Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Original debt issuance costs of $3.7 million are included in other assets and are being amortized over the term of the notes.

All senior notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness.

6 1/4% Mandatory Convertible Notes Due November 2018

In November 2005, the Company issued 18.0 million of mandatory convertible notes (“Units”) with a face value of $450 million. Each Unit consists of a purchase contract and a 6 1/8% senior note. The Company recorded the purchase contracts and senior notes at fair value, with $15 million recorded in equity and $435 million in debt, respectively.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $25.00 in cash, a variable number of shares of the Company’s common stock. The stock conversion ratio varies depending on the average closing price of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 18, 2008 (“Reference Price”). If the Reference Price is equal to or greater than $21.816 per share, the settlement rate will be 1.1459 shares of common stock. If the Reference Price is less than $21.816 per share but greater than $18.00 per share, the settlement rate is equal to $25.00 divided by the Reference Price. If the Reference Price is less than or equal to $18.00 per share, the settlement rate will be 1.3889 shares of common stock. The Company is obligated under the purchase contract to sell shares of its common stock under the agreement in November 2008. In November 2008, the aggregate principal amount of the senior notes will be remarketed, which may result in a change in the interest rate and maturity date of the senior notes.

Before the Purchase Date, the Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, Earning per Share. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $21.816.

6.00% Convertible Subordinated Notes Due February 2007

In 2000, the Company issued an aggregate principal amount of $650 million of the 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”.) The 6.00% Notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share (7.8 million shares based on the $185.2 million principal amount of notes outstanding at December 31, 2005.) The notes bear interest at 6.00%, payable semiannually, and are non-callable for three years and may then be called by the Company at a premium, which declines over time. The holders have the right to require redemption at a premium in the event of a change in control or other defined redemption events. Debt issuance costs of $19.1 million were incurred in connection with the issuance of this debt and included in other assets. To date, the Company has retired or called $464.8 million of the 6.00% Notes.

Senior Secured Revolving Credit Facility

In September 2005, the Company entered into a $250 million, three-year senior secured revolving credit facility. The facility is secured by certain assets of the Company. The facility will be used for general corporate purposes, including regulatory capital needs arising from acquisitions. Draws under the facility currently bear interest, at our option, at adjusted LIBOR plus 2% or prime plus 1%. Undrawn facility funds currently bear commitment fees of 0.25% per annum payable quarterly in arrears. At December 31, 2005, no amounts were outstanding under this credit facility. Issuance costs of $2.2 million are included in other assets and are being amortized over the term of the facility.

Corporate Debt Covenants

Certain of the Company’s corporate senior debt described above have terms which include customary financial covenants. As of December 31, 2005, the Company was in compliance with all such covenants.

Early Extinguishment of Debt

The Company recorded a $19.4 million loss on early extinguishment of debt in 2004. In 2004, loss on early extinguishment of debt included a $12.6 million loss from the retirement of a portion of our 6.75% convertible subordinated notes and $6.8 million loss from the retirement of the 6.00% Notes, both charges relating to the portion of the premium paid and write-off of unamortized debt offering costs. In 2005, the Company did not have any early extinguishments of debt.

NOTE 17—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable and accrued expenses	$272,402	$224.989
Notes payable	66,953	40,393
Restructuring liabilities and purchase accounting accruals	52,808	33,049
Subserviced loan advances	27,565	14,360
Senior and convertible debt accrued interest	24,396	6,021
Margin call collaterals	21,837	36,097
Securities purchased collateral not delivered	9,135	53,131
Income tax payable	—	53,937
Other	100,449	124,790

Total accounts payable, accrued and other liabilities	$575,545	$586,767

Securities Purchased, Collateral Not Received

The Bank has payables to third-party brokers for mortgage-backed securities that the Bank committed to buy, but did not receive from the brokers by December 31, 2005 and 2004.

Notes Payable

The Company maintains committed and uncommitted financing facilities with banks totaling $825 million to meet corporate liquidity needs and finance margin lending. There was none outstanding under these lines at December 31, 2005 and 2004. The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 5.43% and 2.95% above LIBOR. The Company had approximately $40.5 million of principal outstanding under these loans at December 31, 2005.

NOTE 18—INCOME TAXES

The components of income tax expense from continuing operations are as follows (in thousands)

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$158,050	$95,862	$80,302
Foreign	3,518	4,442	5,894
State	19,237	14,540	18,390

Total current	180,805	114,844	104,586

Deferred:
Federal	45,200	44,086	(5,368)
Foreign	(1,264)	2,328	5,418
State	5,082	20,506	6,965

Total deferred	49,018	66,920	7,015

Income tax expense from continuing operations	$229,823	$181,764	$111,601

The Company is subject to examination by the Internal Revenue Service (the “IRS”), taxing authorities in foreign countries and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current tax expense are charges to accruals for expected tax contingencies in accordance with SFAS No. 5.

The components of income before income taxes and discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Domestic	$653,131	$545,197	$308,901
Foreign	22,995	19,290	(1,840)

Total income before income taxes and discontinued operations	$676,126	$564,487	$307,061

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carry-forwards that created deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Reserves and allowances	$20,826	$15,237
Net unrealized gain on equity investments and Bank assets held-for-sale	109,871	78,411
Net operating loss carry-forwards	59,433	68,939
Deferred compensation	13,613	9,235
Capitalized technology development	4,739	7,382
Tax credits	—	6,520
Restructuring reserve and related write-downs	56,805	66,116
Other	—	1,225

Total deferred tax assets	265,287	253,065

Deferred tax liabilities:
Internally developed software	(20,925)	(20,690)
Acquired intangibles	(21,759)	(36,552)
Basis differences in investments	(117,642)	(53,007)
Loan fees	(6,966)	(7,092)
Depreciation and amortization	(32,232)	(28,753)
Purchased software	(3,024)	(3,024)
Retained servicing rights	(2,755)	(6,298)
Other	(16,774)	(3,859)

Total deferred tax liabilities	(222,077)	(159,275)
Valuation allowance	(39,359)	(52,671)

Net deferred tax asset	$3,851	$41,119

The Company maintains a valuation allowance of $39.4 million and $52.7 million at December 31, 2005 and 2004, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The deferred tax assets for which a valuation allowance has been established include certain state and foreign country net operating loss carry-forwards and excess tax bases in certain illiquid investments.

•	At December 31, 2005, the Company had foreign country net operating loss carry-forwards of approximately $83.0 million for which a deferred tax asset of approximately $25 million was established. The foreign net operating losses represent the foreign tax loss carry-forwards in numerous foreign countries, some of which are subject to expiration from 2006-2008. In most of these foreign countries, the Company has historical tax losses, and the Company continues to project to incur operating losses in most of these countries. Accordingly, the Company has provided a valuation allowance of $23.5 million against such deferred tax asset at December 31, 2005.

•	During 2005, the Company reversed the valuation allowance of approximately $2.0 million related to its Danish subsidiary’s operations due to positive evidence, principally sustained profitability, that led management to conclude that it is now more likely than not that realization of its net operating losses and other tax attributes will be recognized.

•

At December 31, 2005, the Company had gross state net operating loss carry-forwards of $171 million that expire between 2012 and 2024, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $13 million has been established related to these state net operating loss carry-forwards with a valuation allowance of $2 million against such deferred tax asset at December 31, 2005.

•	At December 31, 2005, the Company maintains a valuation allowance against the excess tax basis in certain capital assets of approximately $11 million. The capital assets in question are certain investments in e-commerce and Internet startup venture funds that have no ready market or liquidity at December 31, 2005. The Company has concluded that the realization of these excess tax benefits on these capital assets are uncertain and not in the control of the Company, as there is no ready market or liquidity for these investments.

•	The valuation allowance was decreased in 2005 for the elimination of a valuation allowance of $7 million related to foreign tax credits when the corresponding deferred tax asset was written off upon the conversion of all outstanding Exchangeable Shares to the Company’s common stock. The elimination of the valuation allowance did not impact income tax expense.

•	The majority of the balance of the reduction in the valuation allowance of approximately $5 million related to foreign net operating loss carry-forwards and other foreign deferred tax items.

At December 31, 2005, the Company had federal net operating loss carry-forwards of approximately $59 million for which no valuation allowance has been provided. These carry-forwards expire through 2020. These federal net operating loss carry-forwards relate to pre-acquisition losses from acquired subsidiaries and, accordingly, are generally subject to annual limitations in their use of $4.9 million per year in accordance with Internal Revenue Code Section 382. Accordingly, the extent to which the loss carry-forwards can be used to offset future taxable income may be limited.

The Company has not provided deferred income taxes on $31 million of undistributed earnings and profits in its foreign subsidiaries at December 31, 2005. The Company intends to permanently reinvest such earnings. The Company has not provided deferred income taxes of $10.9 million on such undistributed earnings and profits. The American Jobs Creation Act of 2004 (the “Act”) provided for a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned abroad by providing an 85% exclusion from taxable income for certain dividends from controlled foreign corporations. As a result of this special temporary tax incentive, the Company distributed $20 million from its Canadian subsidiaries in 2004. The Company did not record any cumulative tax expense in connection with such repatriation since the Company believes the distribution was a tax-free return of capital for tax purposes.

The effective tax rates differed from the Federal statutory rates as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	2.3	4.4	3.6
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	(0.9)	(0.7)	3.8
IRS tax settlement	—	(2.8)	—
Excess tax basis upon sale of partnership interests	—	(2.2)	—
Change in valuation allowance	(0.3)	(0.5)	(5.2)
Other	(2.1)	(1.0)	(0.9)

Effective tax rate	34.0%	32.2%	36.3%

The increase to our 2005 tax rate was principally due to the one-time tax benefits recorded in 2004 related to (i) the IRS tax settlement and (ii) the excess tax basis upon the sale of partnership interests, offset somewhat by our declining state tax rate and overall foreign tax rate differential. In 2004, the Company reached a favorable tax settlement with the IRS. This agreement resolved various issues for all federal tax liabilities through 2000, including most notably certain research and experimentation credit claims.

NOTE 19—SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2005 and 2004.

Shares Exchangeable into Common Stock

At December 31, 2005, there were no shares of common stock that were exchangeable into the Company’s common stock (“Exchangeable Shares”) outstanding. In August 2000, EGI Canada Corporation issued approximately 9.4 million Exchangeable Shares in connection with the Company’s acquisition of E*TRADE Technologies. In 2005, the Company called and exchanged the remaining Exchangeable Shares. Upon exchange, these shares were converted on a one-for-one basis to the Company’s common stock. Exchangeable Shares converted were 1.3 million in 2005, 0.1 million in 2004 and 0.2 million in 2003.

Issuance of Common Stock

In 2005, the Company issued $718.4 million or 41.1 million shares of common stock including $691.8 million sold in conjunction with the funding of our BrownCo acquisition.

Mandatory Convertible Notes

In November 2005, the Company issued 18.0 million Units that are convertible into up to 25.0 million shares of common stock, on or before the Purchase Date. The conversion ratio depends on the market price of our common stock 20 trading days prior to conversion. Units are generally convertible only on or near the Purchase Date. (See Note 16 for additional details on the transaction.)

Share Repurchases

From time to time, the Company’s Board of Directors authorizes share repurchase and debt retirement plans, as they determine that they are likely to create long-term value for its shareholders. These plans are open-ended and provide the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. Under these authorized plans, the Company has repurchased common stock and retired portions of its convertible subordinated notes.

In 2005, the Company repurchased nearly 4.6 million shares of its common stock for an aggregate $58.2 million. In 2004, the Company repurchased 13.7 million shares of its common stock for an aggregate $175.8 million. Also under the repurchase plans, the Company used $86.2 million in cash for a partial redemption of its 6.75% convertible subordinated notes.

As of December 31, 2005, the Company had approximately $179.8 million available under its authorized share repurchase and debt retirement plans to purchase additional shares of its common stock or retire additional debt.

NOTE 20—INCOME PER SHARE

The following table is a reconciliation of basic and diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
BASIC:

Numerator:
Income from continuing operations	$446,238	$381,830	$200,521
Net income (loss) from discontinued operations	(17,472)	(1,347)	2,506

Net income before cumulative effect of accounting change	428,766	380,483	203,027
Cumulative effect of accounting change, net of tax	1,646	—	—

Net income	$430,412	$380,483	$203,027

Denominator:
Basic weighted-average shares outstanding	371,468	366,586	358,320

DILUTED:

Numerator:
Net income	$430,412	$380,483	$203,027
Interest on convertible subordinated notes, net of tax	—	19,963	—

Net income, as adjusted	$430,412	$400,446	$203,027

Denominator:
Basic weighted-average shares outstanding	371,468	366,586	358,320
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	11,137	10,461	6,495
Weighted-average warrants and contingent shares outstanding	2,025	2,532	2,546
Shares issuable for assumed conversion of convertible subordinated notes	—	25,810	—

Diluted weighted-average shares outstanding	384,630	405,389	367,361

PER SHARE:

Basic Income Per Share:
Income per share from continuing operations	$1.20	$1.04	$0.56
Net income (loss) per share from discontinued operations	(0.04)	(0.00)	0.01

Net income per share before cumulative effect of accounting changes	1.16	1.04	0.57
Cumulative effect of accounting change	0.00	—	—

Income per share	$1.16	$1.04	$0.57

Diluted Income Per Share:
Income per share from continuing operations	$1.16	$0.99	$0.55
Net income (loss) per share from discontinued operations	(0.04)	(0.00)	0.00

Net income per share before cumulative effect of accounting change	1.12	0.99	0.55
Cumulative effect of accounting change	0.00	—	—

Net income per share	$1.12	$0.99	$0.55

Excluded from the calculations of diluted income (loss) per share are 7.8 million and 45.4 million shares of common stock for 2005 and 2003, respectively, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. In addition, in 2005, 25.0 million shares of common stock potentially issuable related to the conversion of mandatory convertible notes was excluded from the calculations because it would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted income per share because the options’ exercise price was greater than the average market price of the Company’s common stock for the following years stated, therefore, the effect would be anti-dilutive (in thousands, except exercise price ranges):

	Year Ended December 31,
	2005	2004	2003
Options excluded from computation of diluted income per share	7,209	10,665	14,860
Exercise price ranges:
High	$58.19	$58.19	$58.19
Low	$12.76	$12.50	$7.97

NOTE 21—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Adoption of SFAS No. 123(R)

As discussed in Note 1, effective July 1, 2005, the Company early adopted SFAS No. 123(R.) The adoption resulted in the recognition of or changes to the recognition method of expense for the Company’s employee stock option plans, restricted stock awards and employee stock purchase plan. The combined impact of the adoption in 2005 is as follows: $13.7 million in compensation expense for stock options; $0.4 million compensation expense for the stock purchase plan; and a pre-tax credit of $2.8 million in cumulative effect of accounting change for 2005. Results for prior periods have not been restated. Total compensation expense for stock-based compensation also includes $4.2 million for restricted stock awards, which were previously expensed by the Company under APB No. 25, prior to the adoption of SFAS No. 123(R).

Employee Stock Option Plans

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) to replace the 1996 Stock Incentive Plan (the “1996 Plan”) which provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board of Directors (the “Board”) at the date the option is granted. Options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair market value of the shares on the grant date. A total of 85.4 million shares have been authorized under the 2005 Plan since inception and 36.6 million shares were available for grant at December 31, 2005.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model based on the assumptions noted in the table below. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatility of publicly traded options on the Company’s stock. The expected term represents the period of time that options granted are expected to be outstanding. The expected term is estimated using employees’ actual historical behavior and projected future behavior based on expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond where the remaining term equals the expected term. Dividend yield is zero as the Company has not, nor does it currently plan to, issue dividends to its shareholders.

	Year Ended December 31,
	2005	2004	2003
Expected volatility	34%	55%	66%
Expected term (years)	4.9	4.3	3.3
Risk-free interest rate	4%	3%	3%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $4.57 for 2005, $5.95 for 2004 and $2.83 for 2003. Intrinsic value of options exercised were $67.0 million for 2005, $53.1 million for 2004 and $30.9 million for 2003.

A summary of option activity under the 2005 Plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2004:	42,789	$9.68
Granted	6,856	$12.80
Exercised	(7,780)	$6.84
Canceled	(4,699)	$13.36

Outstanding at December 31, 2005	37,166	$10.37	6.76	$389,766

Exercisable at December 31, 2005	21,217	$9.31	5.74	$244,988

As of December 31, 2005, there was $31.3 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested was $39.8 million for 2005, $60.5 million for 2004 and $122.2 for 2003.

Restricted Stock Awards

The Company recorded $4.2 million for 2005, $4.7 million for 2004 and $2.3 million for 2003 in compensation expense relating to restricted stock awards. In addition, the Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change as a result of adopting SFAS No. 123(R) in 2005.

The Company issues restricted stock awards to its officers and senior executives. These awards are issued at the fair market value on the date of grant and generally vest ratably over four years. However, certain awards vest on the fifth anniversary of the date of grant. The fair value is calculated as the market price upon issuance.

Prior to its adoption of SFAS No. 123(R), the Company recorded compensation expense for restricted stock awards on a straight-line basis over their vesting period. If an employee forfeited the award prior to vesting, the Company reversed out the previously expensed amounts in the period of forfeiture. As required upon adoption of SFAS No. 123(R), the Company must base its accruals of compensation expense on the estimated number of awards for which the requisite service period is expected to be rendered. Actual forfeitures are no longer recorded in the period of forfeiture. The Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change, that represents the amount by which compensation expense would have been reduced in periods prior to adoption of SFAS No. 123(R) for restricted stock awards outstanding on July 1, 2005 that are anticipated to be forfeited.

Under the provision of SFAS No. 123(R), the recognition of deferred stock compensation, a contra-equity account representing the amount of unrecognized restricted stock expense is no longer required. Therefore, as of July 1, 2005, “Deferred Stock Compensation” was combined with “Additional Paid-in Capital” in the Company’s consolidated balance sheet.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2004:	2,615	$9.35
Issued	830	$11.93
Released (vested)	(276)	$10.31
Canceled	(516)	$9.18

Non-vested at December 31, 2005	2,653	$10.09

As of December 31, 2005, there was $14.0 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

For the year ended December 31, 2005, the Company recorded $0.4 million in compensation expense for its employee stock purchase plan. Effective August 1, 2005, the Company changed the terms of its purchase plan to reduce the discount to 5% and discontinued the look-back provision. As a result, the purchase plan was not compensatory beginning August 1, 2005. At December 31, 2005, 1,083,195 shares were available for purchase under the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”.)

Prior to the plan change, the shareholders of the Company had approved the 2002 Purchase Plan, and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. Under SFAS No. 123(R), the 2002 Purchase Plan was considered compensatory. As a result, the Company recorded $0.4 million of compensation expense for the subscription period ended July 31, 2005.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $5.2 million for 2005, $5.0 million for 2004 and $8.7 million for 2003.

NOTE 22—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the New York Stock Exchange (“NYSE”) and the NASD, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of at least the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital of at least 5% of aggregate debit balances or a minimum dollar amount. Broker-dealers who do not meet one of these requirements may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (in thousands):

	December 31, 2005
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$57,914	$345,957	$288,043
BrownCo LLC(1)	67,292	309,576	242,284
E*TRADE Securities LLC(1)	250	33,720	33,470
E*TRADE Capital Markets, LLC	1,206	24,018	22,812
Harrisdirect LLC(2)	250	19,376	19,126
E*TRADE Global Asset Management, Inc.(2)	1,177	18,862	17,685
E*TRADE Capital Markets—Execution Services, LLC(2)	449	3,533	3,084
E*TRADE Professional Trading, LLC(1)	250	2,044	1,794
VERSUS Brokerage Service (U.S.) Inc.(2)	100	797	697
International broker-dealers	28,871	68,452	39,581

Totals	$157,759	$826,335	$668,576

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at December 31, 2005, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At December 31, 2005, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Required for Capital Adequacy Purposes			Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At December 31, 2005:
Total Capital to risk-weighted assets	$2,021,091	10.94%		>$1,478,238	>8.0%	>$	1,847,797	>10.0%
Tier I Capital to risk-weighted assets	$1,957,805	10.60%	>$	739,119	>4.0%	>$	1,108,678	> 6.0%
Tier I Capital to adjusted total assets	$1,957,805	5.92%		>$1,322,343	>4.0%	>$	1,652,929	> 5.0%

At December 31, 2004:
Total Capital to risk-weighted assets	$1,533,934	11.09%		>$1,106,778	>8.0%	>$	1,383,472	>10.0%
Tier I Capital to risk-weighted assets	$1,486,422	10.74%		>$ 553,389	>4.0%	>$	830,083	> 6.0%
Tier I Capital to adjusted total assets	$1,486,422	5.83%		>$1,019,659	>4.0%	>$	1,274,574	> 5.0%

The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at both December 31, 2005 and 2004.

The Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2005, the Bank has approximately $192.5 million of capital available for dividend declaration without regulatory approval while still maintaining a “well capitalized” status.

NOTE 23—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2016. Future minimum rental commitments under these leases are as follows (in thousands):

Years ending December 31:
2006	$27,503
2007	26,872
2008	25,374
2009	22,397
2010	19,753
Thereafter	27,596

Total future minimum lease payments	$149,495

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $22.2 million for 2005, $23.9 million for 2004 and $31.4 million for 2003.

NOTE 24—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including Softbank Finance Corporation and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements of the condition of Momentum Securities during the due diligence process. The Company amended its complaint in October 2004 to add additional defendants. In January 2005, the Company filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action (which action MarketXT subsequently abandoned), seeking unspecified damages according to proof at trial. The Company has moved to dismiss certain aspects of MarketXT’s counterclaim, and discovery related to the adversary proceeding continues. The Company continues to believe that the claims brought against it by MarketXT and Omar Amanat are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

In September 2001, the Company engaged in certain stock loan transactions that resulted in litigation between the Company and certain counterparties to the transactions including Nomura Securities, Inc. and certain of its affiliates (“Nomura”). In the lawsuits, Nomura sought approximately $10.0 million in damages and asserted the right to keep an additional $5.0 million, plus interest, unspecified punitive damages, attorney fees, and other relief from the Company for conversion and breach of contract. The Company asserted claims and defenses against Nomura relating to the same amount and alleged, inter alia, that Nomura, among others, participated in a stock lending fraud and violated federal and state securities laws among other allegations. The Company sought, among other things, compensatory damages for all expenses and losses that it had incurred to date. On December 5, 2005, the Company entered into an agreement with Nomura and its subsidiaries and affiliates to settle the lawsuits pending between the parties in New York and Minnesota. Pursuant to that agreement, Nomura, without admission of liability, agreed to pay, and has paid, $35.0 million to the Company to resolve these disputes; the Company and Nomura further agreed to dismiss their claims against each other. With the resolution of these matters, this litigation will no longer be included in our disclosures.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to so comply is dependent in part on the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers and/or disciplinary action being taken against the Company by regulators. The regulators may also initiate investigations and take disciplinary action against the Company or its employees. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

Insurance Matters

The Company maintains insurance coverage that management believes is reasonable and prudent. The principal insurance coverage it maintains covers commercial general liability, property damage, hardware/software damage, cyber liability, directors and officers, employment practices liability, certain criminal acts against the Company and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

Commitments—Loans

In the normal course of business, the Bank makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheets. The Bank had the following mortgage loan commitments (in thousands):

	December 31, 2005
	Fixed Rate	Variable Rate	Total
Purchase loans	$316,040	$46,163	$362,203
Originate loans	$94,512	$17,940	$112,452
Sell loans	$24,294	$10,793	$35,087

Significant changes in the economy or interest rate influence the impact that these commitments and contingencies have on the Company in the future.

At December 31, 2005, the Bank had commitments to purchase $0.9 billion and sell $1.0 billion in securities. In addition, the Bank had approximately $2.3 billion of certificates of deposit scheduled to mature in less than one year and $6.2 billion of unfunded commitments to extend credit.

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

Management has determined that the maximum potential liability under these guarantees is $18.3 million and $38.1 million based on all available information at December 31, 2005 and December 31, 2004, respectively. The current carrying amount of the liability recorded at December 31, 2005 is $0.4 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts.) At December 31, 2005, management estimated that the maximum potential liability under this arrangement is equal to approximately $312 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 25—SEGMENT AND GEOGRAPHIC INFORMATION

In January 2005, the Company revised its financial reporting to reflect the manner in which its chief operating decision maker has begun assessing the Company’s performance and makes resource allocation decisions. As a result, the Company now reports its operating results in two segments, retail and institutional, rather than its former brokerage and banking segments.

Retail includes:

•	investing, trading, cash management and lending products and services to individuals; and

•	stock plan administration products and services activity

Institutional includes:

•	balance sheet management, including generation of institutional net interest spread, gain on sales of loans and securities, net and management income;

•	market-making; and

•	global execution and settlement services

The Company evaluates the performance of its segments based on segment contribution (net revenues less expenses excluding interest.) All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria. Financial information for the Company’s reportable segments is presented in the following tables (in thousands):

	Year Ended December 31, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$339,654	$119,180	$—	$458,834
Principal transactions	—	99,175	161	99,336
Gain on sales of loans and securities, net	63,705	35,153	—	98,858
Service charges and fees	116,102	19,212	—	135,314
Other revenues	112,836	10,383	(28,800)	94,419

Interest income	685,067	1,395,769	(430,572)	1,650,264
Interest expense	(239,943)	(969,631)	430,410	(779,164)

Net interest income	445,124	426,138	(162)	871,100
Provision for loan losses	—	(54,016)	—	(54,016)

Net interest income after provision for loan losses	445,124	372,122	(162)	817,084
Total revenues	1,077,421	655,225	(28,801)	1,703,845
Expense excluding interest:
Compensation and benefits	232,494	148,309	—	380,803
Occupancy and equipment	57,869	11,220	—	69,089
Communications	71,693	10,792	—	82,485
Professional services	55,081	20,156	—	75,237
Commissions, clearance and floor brokerage	42,715	106,347	(8,256)	140,806
Advertising and market development	96,918	9,017	—	105,935
Servicing and other banking expenses	6,166	66,705	(20,545)	52,326
Fair value adjustments of financial derivatives	—	4,892	—	4,892
Depreciation and amortization	60,604	14,377	—	74,981
Amortization of other intangibles	13,894	29,871	—	43,765
Facility restructuring and other exit activities	(32,754)	2,737	—	(30,017)
Other	13,984	39,767	—	53,751

Total expenses excluding interest	618,664	464,190	(28,801)	1,054,053

Segment income	$458,757	$191,035	$—	$649,792

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Year Ended December 31, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$328,889	$102,749	$—	$431,638
Principal transactions	—	126,893	—	126,893
Gain on sales of loans and securities, net	93,694	47,024	—	140,718
Service charges and fees	84,445	13,130	—	97,575
Other revenues	106,457	16,684	(34,064)	89,077

Interest income	492,233	956,972	(303,608)	1,145,597
Interest expense	(169,955)	(644,108)	303,608	(510,455)

Net interest income	322,278	312,864	—	635,142
Provision for loan losses	—	(38,121)	—	(38,121)

Net interest income after provision for loan losses	322,278	274,743	—	597,021

Total revenues	935,763	581,223	(34,064)	1,482,922
Expense excluding interest:
Compensation and benefits	227,867	122,573	—	350,440
Occupancy and equipment	57,437	12,135	—	69,572
Communications	61,112	8,562	—	69,674
Professional services	43,470	24,277	—	67,747
Commissions, clearance and floor brokerage	42,227	100,205	(12,736)	129,696
Advertising and market development	57,193	4,962	—	62,155
Servicing and other banking expenses	7,754	49,545	(21,328)	35,971
Fair value adjustments of financial derivatives	—	(2,299)	—	(2,299)
Depreciation and amortization	65,599	12,293	—	77,892
Amortization of other intangibles	11,863	7,580	—	19,443
Facility restructuring and other exit activities	4,784	10,904	—	15,688
Other	48,840	42,304	—	91,144

Total expenses excluding interest	628,146	393,041	(34,064)	987,123

Segment income	$307,617	$188,182	$—	$495,799

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Year Ended December 31, 2003
	Retail	Institutional	Eliminations(1)	Total
Revenues:
Commissions	$316,092	$106,617	$—	$422,709
Principal transactions	—	107,601	—	107,601
Gain on sales of loans and securities, net	235,064	12,590	—	247,654
Service charges and fees	104,531	5,527	—	110,058
Other revenues	104,157	24,737	(42,380)	86,514

Interest income	353,483	748,819	(209,470)	892,832
Interest expense	(219,513)	(476,086)	209,470	(486,129)

Net interest income	133,970	272,733	—	406,703
Provision for loan losses	—	(38,523)	—	(38,523)

Net interest income after provision for loan losses	133,970	234,210	—	368,180

Total revenues	893,814	491,282	(42,380)	1,342,716
Expense excluding interest:
Compensation and benefits	256,982	107,616	—	364,598
Occupancy and equipment	63,502	14,879	—	78,381
Communications	63,645	10,005	—	73,650
Professional services	38,827	16,889	—	55,716
Commissions, clearance and floor brokerage	33,100	104,689	(12,921)	124,868
Advertising and market development	55,011	2,876	—	57,887
Servicing and other banking expenses	29,518	37,516	(29,459)	37,575
Fair value adjustments of financial derivatives	—	15,338	—	15,338
Depreciation and amortization	72,531	13,084	—	85,615
Amortization of other intangibles	16,530	8,228	—	24,758
Facility restructuring and other exit activities	83,864	50,323	—	134,187
Other	55,808	45,234	—	101,042

Total expenses excluding interest	769,318	426,677	(42,380)	1153,615

Segment income	$124,496	$64,605	$—	$189,101

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Total assets for each segment are shown below (in thousands):

	Retail	Institutional	Total
At December 31, 2005	$12,901,008	$31,666,678	$44,567,686
At December 31, 2004	$5,294,487	$25,738,096	$31,032,583

Geographic Information

The Company operates in both U.S. and international markets. The Company’s international operations are conducted through offices in Europe, Asia and Canada. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts (in thousands):

	United States	Europe	Asia	Canada	Total
Net revenues:
Year ended December 31, 2005	$1,496,204	$80,505	$71,683	$55,453	$1,703,845
Year ended December 31, 2004	$1,310,234	$89,979	$32,360	$50,349	$1,482,922
Year ended December 31, 2003	$1,220,774	$67,815	$10,384	$43,743	$1,342,716
Long-lived assets:
At December 31, 2005	$285,870	$5,047	$1,254	$7,085	$299,256
At December 31, 2004	$286,183	$7,699	$728	$7,681	$302,291

No single customer accounted for greater than 10% of gross revenues for 2005, 2004 and 2003.

NOTE 26—FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments whose estimated fair values were their carrying values are summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, brokerage receivables, net and brokerage payables—Fair value is estimated to be carrying value.

•	Available-for-sale investment securities including mortgage-backed, trading securities and other investments—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics and other information.

•	FHLB stock—Cost is considered to be a reasonable estimate of fair value because the FHLB has historically redeemed these securities at cost.

•	Financial derivatives and off-balance instruments—The fair value of financial derivatives and off-balance sheet instruments is the amount the Company would pay or receive to terminate the agreement as determined from quoted market prices, which is equal to the carrying value.

•	Commitments to purchase and originate loans—The fair value is estimated by calculating the net present value of the anticipated cash flows associated with IRLCs.

The fair value of financial instruments whose estimated fair values were different from their carrying values are summarized below (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans receivable, net and loans held-for-sale, net	$19,512,266	$19,242,275	$11,785,035	$11,765,901
Liabilities:
Deposits	$15,948,015	$15,937,684	$12,302,974	$12,359,634
Securities sold under agreements to repurchase	$11,101,542	$11,014,478	$9,897,191	$9,894,611
Other borrowings by Bank subsidiary	$4,166,592	$4,091,755	$1,760,732	$1,745,850
Senior notes	$1,401,947	$1,437,132	$400,452	$428,452
Mandatory convertible notes	$435,589	$493,958	—	—
Convertible subordinated notes	$185,165	$187,942	$185,165	$189,794

•	Loans receivable, net and loans held-for-sale, net—For certain residential mortgage loans, fair value is estimated using quoted market prices for similar types of products. The fair value of certain other types of loans is estimated using quoted market prices for securities backed by similar loans. The fair value for loans that could not be reasonably established using the previous two methods was estimated by discounting future cash flows using current rates for similar loans. Management adjusts the discount rate to reflect the individual characteristics of the loan, such as credit risk, coupon, term, payment characteristics and the liquidity of the secondary market for these types of loans. The fair value for certain consumer loans was calculated using a discounted cash flow model incorporating prepayment and loss curves for the specific product type. Loans were valued in groups based on rate and term with the discount rate applied to each group derived from the swap curve. The calculation of loss and prepayment curves was based on past performance of similar credit quality originations by the same counterparty.

•	Deposits—For SDA, money market, passbook savings and checking accounts, fair value is estimated to be carrying value. For fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

•	Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows at the rate implied for other similar instruments with similar remaining maturities.

•	Other borrowings by Bank subsidiary—For adjustable-rate borrowings, fair value is estimated to be carrying value. For fixed-rate borrowings, fair value is estimated by discounting future cash flows at the currently offered rates for fixed-rate borrowings of similar remaining maturities.

•	Senior, mandatory convertible and convertible subordinated notes—Fair value is estimated using quoted market prices.

NOTE 27—RELATED PARTY TRANSACTIONS

In the normal course of business, the Company extends credit to its principal officers, directors and employees to finance their purchases of securities on margin. Margin loans to the Company’s principal officers totaled approximately $5.3 million at December 31, 2005 and $6.6 million as of December 31, 2004; however, there were revolving margin balances outstanding during 2005 and 2004 with certain directors. These margin loans are made on the same terms and conditions as the Company’s loans to other non-affiliated customers.

NOTE 28—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed balance sheets, statements of income and cash flows:

BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004
ASSETS
Cash and equivalents	$93,514	$69,007
Property and equipment, net	205,796	199,706
Investment securities	48,246	49,530
Investment in Bank subsidiary	1,551,024	1,246,259
Investment in other consolidated subsidiaries	3,566,531	1,402,645
Receivable from subsidiaries	116,100	3,382
Other assets	49,074	41,709

Total assets	$5,630,285	$3,012,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior notes	$1,401,947	$400,452
Mandatory convertible notes	435,589	—
Convertible subordinated notes	185,165	185,165
Other liabilities	208,024	198,419
Shareholders’ equity	3,399,560	2,228,202

Total liabilities and shareholders’ equity	$5,630,285	$3,012,238

STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Management fees from subsidiaries	$224,894	$318,772	$312,947

Net revenues	224,894	318,772	312,947

Expenses excluding interest:
Compensation and benefits	130,081	124,208	107,391
Occupancy and equipment	25,036	32,335	29,543
Communications	18,973	17,949	19,090
Depreciation and amortization	50,528	54,664	57,776
Professional services	27,647	30,445	22,563
Commissions, clearance and floor brokerage	206	(1,062)	2,347
Advertising and market development	13,498	6,154	3,308
Facility restructuring and other exit activities	2,991	14,478	115,412
Intercompany allocations and charges	(120,598)	(30,260)	3,529
Other	17,545	33,089	23,879

Total expenses excluding interest	165,907	282,000	384,838

Income (loss) before other loss, income taxes and cumulative effect of accounting change	58,987	36,772	(71,891)

Other loss:
Corporate interest income	2,265	740	1,445
Corporate interest expense	(71,510)	(45,775)	(44,468)
Gain on sale and impairment of investments	982	1,427	16,175
Loss on early extinguishment of debt	—	(19,443)	—
Equity in income of investment and venture funds	6,247	4,858	9,051

Total other loss	(62,016)	(58,193)	(17,797)

Pre-tax loss	(3,029)	(21,421)	(89,688)
Income tax benefit	(10,806)	(42,007)	(57,821)

Income (loss) before cumulative effect of accounting change	7,777	20,586	(31,867)
Cumulative effect of accounting change	1,646	—	—
Equity in income of Bank subsidiary	284,987	215,614	133,632
Equity in income of other consolidated subsidiaries	136,002	144,283	101,262

Net income	430,412	380,483	203,027
Other comprehensive income (loss), net of tax	(34,513)	(51,222)	141,480

Total comprehensive income	$395,899	$329,261	$344,507

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,412	$380,483	$203,027
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank subsidiary	(284,987)	(215,614)	(133,632)
Equity in undistributed loss (income) of other subsidiaries	229,777	(100,771)	(51,262)
Equity in net income of investments	(6,475)	(10,272)	(14,584)
Depreciation and amortization	50,528	54,664	57,668
Stock-based compensation expense	6,916	—	—
Gain on investments and impairment charges	(946)	(1,427)	(93)
Unrealized loss on venture fund	228	5,412	4,103
Non cash restructuring costs and other exit activities	2,991	14,478	30,770
Cumulative effect of accounting change	(1,646)	—	—
Other	1,459	4,645	(1,348)
Other changes, net:
Other assets and liabilities, net	(83,483)	77,771	(45,877)
Decrease in restructuring liabilities	(4,581)	(9,299)	(27,389)

Net cash provided by operating activities	340,193	200,070	21,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,191)	(70,206)	(38,344)
Purchase of investments	(9,785)	(10,566)	(5,800)
Proceeds from sale/maturity of investments	18,803	16,409	4,246
Business acquisitions	(2,312,879)	—	—
Cash contribution to subsidiaries	(80,000)	—	(68,153)
Other	1,021	—	(1,471)

Net cash used in investing activities	(2,449,031)	(64,363)	(109,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of investments	—	—	4,946
Proceeds from issuance of common stock	753,134	43,974	51,740
Tax benefit on option exercises	10,352	17,913	13,186
Proceeds from issuance of senior notes	992,064	394,000	—
Proceeds from issuance of Units	436,500	—	—
Repurchase of treasury stock	(58,215)	(175,776)	—
Redemption of subordinated notes	—	(428,902)	—
Payment of capital leases	(157)	(734)	(6,031)
Other	(333)	260	9,123

Net cash provided by (used in) financing activities	2,133,345	(149,265)	72,964

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	24,507	(13,558)	(15,175)
CASH AND EQUIVALENTS—Beginning of year	69,007	82,565	97,740

CASH AND EQUIVALENTS—End of year	$93,514	$69,007	$82,565

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2005, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2005, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

NOTE 29—SUBSEQUENT EVENTS

On February 17, 2006, the Company signed an agreement to sell its professional agency business, E*TRADE Professional Trading, LLC for approximately $5.0 million. This business includes a broker-dealer registered with the SEC and a member of the NASD who currently executes and clears its customer security transactions through E*TRADE Clearing LLC, on a fully disclosed basis under an introducing broker-dealer relationship.

NOTE 30—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (in thousands, except per share amounts):

	2005				2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenues	$417,397	$387,687	$419,836	$478,925	$374,662	$374,465	$330,122	$403,673
Income from continuing operations	$102,206	$109,383	$109,138	$125,511	$91,045	$103,204	$88,103	$99,478
Net income	$91,994	$101,567	$107,491	$129,360	$88,475	$122,905	$79,274	$89,829
Income per share from continuing operations:
Basic	$0.28	$0.30	$0.30	$0.32	$0.25	$0.28	$0.24	$0.26
Diluted	$0.27	$0.29	$0.29	$0.31	$0.23	$0.27	$0.23	$0.26
Income per share:
Basic	$0.25	$0.28	$0.29	$0.33	$0.24	$0.34	$0.21	$0.24
Diluted	$0.24	$0.27	$0.28	$0.32	$0.23	$0.31	$0.21	$0.24

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) at December 31, 2005, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information the Company is required to disclose is recorded, processed, summarized and reported within the necessary time periods.

(b)	Our Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal year ended December 31, 2005, as required by paragraph (d) Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 25, 2006 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14.)

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Acquisition and Reorganization at May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467.)

2.2	Merger Agreement made at June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage Services (U.S.) Inc. and Fairvest Securities Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628.)

2.3	Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated at August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001.)

2.4	Sale and Purchase Agreement, dated September 28, 2005, by and among the Company, J.P. Morgan Chase & Co. and J.P. Morgan Invest Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 3, 2005.)

2.5	First Amendment to Purchase and Sale Agreement, dated October 6, 2005, by and among Harris Financial Corp, Harrisdirect LLC and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005.)

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003.)

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628.)

3.3	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802.)

4.4	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802.)

4.5	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102.)

4.6	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001.)

Exhibit Number	Description

4.7	Indenture dated June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Form 10-Q filed on August 5, 2004.)

4.8	Registration Rights Agreement dated as of June 8, 2004 between E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Sandler O’Neill & Partners, L.P., as Initial Purchasers (Incorporated by reference to Exhibit I of the Company’s Form S-4 filed July 1, 2004.)

*4.9	Purchase Contract and Pledge Agreement dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York

*4.10	Form of Corporate Unit (included in Exhibit 4.9—Purchase Contract and Pledge Agreement)

*4.11	Form of Treasury Unit (included in Exhibit 4.9—Purchase Contract and Pledge Agreement)

*4.12	Subordinated Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York

*4.13	Supplemental Indenture No. 1 dated November 22, 2005 to the Subordinated Indenture between E*TRADE Financial Corporation and The Bank of New York

*4.14	Form of Subordinated Note (included in Exhibit 4.13—Supplemental Indenture No. 1 to the Subordinated Indenture)

*4.15	Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York

*4.16	Form of Senior Note (included in Exhibit 4.15—Indenture dated November 22, 2005)

4.17	First Supplemental Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.18	Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.19	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.20	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 7 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.21	Supplemental Indenture dated November 10, 2005, between E*TRADE Financial Corporation and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2005.)

4.22	Registration Rights Agreement dated November 10, 2005, between E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co., relating to the Company’s 7 3/8% Senior Notes Due 2013 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 15, 2005.)

4.23	Common Stock Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as forward sellers, and Morgan Stanley & Co. International Limited and JPMorgan Chase Bank, National Association, as forward counterparties, dated November 16, 2005 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

Exhibit Number	Description

4.24	Notes Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.25	Equity Units Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.26	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and Morgan Stanley & Co. International Limited dated November 16, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.27	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and JPMorgan Chase Bank, National Association dated November 16, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.4	Amended 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503.)

10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Financial Corporation, dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

Exhibit Number	Description

10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.17	Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.18	Supplement No. 1 to Shareholders Agreement dated at April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.19	Shareholders Agreement Supplement and Amendment dated at June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed on February 14, 2000.)

10.21	Consulting Agreement between the Registrant and George Hayter dated at June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Financial Corporation and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 12, 1998.)

10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Financial Corporation to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on June 12, 1998.)

10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998.)

10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998.)

10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000.)

10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000.)

Exhibit Number	Description

10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed on August 14, 2000.)

10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed on August 14, 2000.)

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on February 14, 2001.)

10.44	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001.)

10.45	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001.)

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001.)

10.47	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001.)

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001.)

10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001.)

10.50	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001.)

10.51	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001.)

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001.)

10.53	Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001.)

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002.)

10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua S. Levine, as individuals (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002.)

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002.)

Exhibit Number	Description

10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 27, 2003.)

10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan. (Incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K filed March 27, 2003.)

10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Joshua S. Levine and R. Jarrett Lilien (Incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K filed March 27, 2003.)

10.60	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 8, 2003.)

10.61	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2003.)

10.62	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 7, 2003.)

10.63	Settlement Agreement dated as of December 10, 2003, between E*TRADE Financial Corporation and its subsidiaries and affiliates and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed March 11, 2004.)

10.64	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarret Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua Levine, Robert J. Simmons and Russell S. Elmer (Incorporated by reference to Exhibit 10.64 of the Company’s Form 10-Q filed November 5, 2004.)

10.65	Code of Conduct (Incorporated by reference to Exhibit 10.65 of the Company’s Form 10-Q filed November 5, 2004.)

*10.66	Remarketing Agreement dated November 22, 2005 among E*TRADE and Morgan Stanley & Co. Incorporated and The Bank of New York.

10.67	2005 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.68	Executive Bonus Plan (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.69	Credit Agreement dated September 19, 2005 between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference as exhibit 10.01 in 10-Q filed November 1, 2005.)

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley.

*31.2	Certification—Section 302 of the Sarbanes-Oxley.

*32.1	Certification —Section 906 of the Sarbanes-Oxley.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2006

E*TRADE FINANCIAL CORPORATION

By:	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/S/ GEORGE A. HAYTER (George A. Hayter)	Chairman of the Board	March 1, 2006

/S/ MITCHELL H. CAPLAN (Mitchell H. Caplan)	Chief Executive Officer (principal executive officer)	March 1, 2006

/S/ ROBERT J. SIMMONS (Robert J. Simmons)	Chief Financial Officer (principal financial and accounting officer)	March 1, 2006

/S/ DARYL G. BREWSTER (Daryl G. Brewster)	Director	March 1, 2006

(Ronald D. Fisher)	Director

/S/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 1, 2006

(C. Cathleen Raffaeli)	Director

/S/ LEWIS E. RANDALL (Lewis E. Randall)	Director	March 1, 2006

/S/ DONNA L. WEAVER (Donna L. Weaver)	Director	March 1, 2006

/S/ STEPHEN H. WILLARD (Stephen H. Willard)	Director	March 1, 2006