Form 10-K/A
period 2005-12-31
E TRADE FINANCIAL CORP
filed 2006-03-24
CIK 1015780

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

Number of shares outstanding of the registrant’s common stock as of February 21, 2006: 417,911,092

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error in the independent registered public accountants’ report on our internal control over financial reporting. The typographical error was an inadvertent omission of a paragraph in the Reports of Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data of our original Annual Report on Form 10-K filed on March 3, 2006 (Original Report). There are no changes to the financial or supplemental information contained in Item 8. This Amendment relates solely to the Reports of Independent Registered Public Accounting Firm.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Item 8. We are also including in this amendment updated certifications of our principal executive and principal financial officers and an updated Consent of Independent Registered Public Accounting Firm.

This Amendment No. 1 to our Annual Report on Form 10-K as originally filed on March 3, 2006 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

Item 8. Financial Statements and Supplementary Data

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2006

E*TRADE Financial Corporation (Registrant)

By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)

Item 15. Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification—Section 302 of the Sarbanes-Oxley

31.2	Certification—Section 302 of the Sarbanes-Oxley

32.1	Certification—Section 906 of the Sarbanes-Oxley