Form 10-Q
period 2006-03-31
E TRADE FINANCIAL CORP
filed 2006-05-09
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

As of May 4, 2006, there were 426,429,649 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Three Months Ended March 31, 2006

Unless otherwise indicated, references to “the Company”, “We”, “Our” and “E*TRADE” mean E*TRADE Financial Corporation and/or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This information is set forth immediately following Item 3. Quantitative and Qualitative Disclosures about Market Risk.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

Statements made in this document, other than statements of historical information, are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect”, “may”, “looking forward”, “we plan”, “we believe”, “are planned”, “could be” and “currently anticipate.” Although we believe these statements, as well as other oral and written forward-looking statements made by or on behalf of E*TRADE Financial Corporation from time to time, to be true and reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in our 2005 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors.” We caution that there may be risks associated with owning our securities other than those discussed in such filings. We do not undertake to update any forward-looking statements that may be made, from time to time, by or on behalf of E*TRADE Financial Corporation.

OVERVIEW

Key Strategy

Our strategy to enhance shareholder value centers on growing and strengthening our retail business and leveraging that growth in our institutional business. We strive to grow our retail business by acquiring, expanding and retaining our relationships with global retail customers. We offer our retail and institutional customers a suite of investing, trading, cash management and lending products. We plan to grow those relationships by leveraging technology to deliver a compelling combination of product, service and price to the value-driven customer. We also intend to grow through appropriate and targeted acquisitions which leverage our existing business platform.

As we grow our global customer base and hold more retail customer cash and credit products on balance sheet, we believe that our business will benefit. As our institutional business manages and optimizes our balance sheet on an enterprise-wide basis, we become less dependent on revenue from market-driven customer trading activity, and our income, while still positioned to benefit from a strong equity market, becomes more recurring in nature. Net interest income has become our leading category of revenue, and we anticipate this trend will continue.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for our products and services;

•	competitor pricing on similar products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	successful retention of Harrisdirect LLC (“Harrisdirect”) and BrownCo, LLC (“BrownCo”) customers;

•	deepening customer acceptance of our investing, trading, cash management and lending products including E*TRADE Complete;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management monitors several metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or for the Three Months Ended March 31,		Variance
	2006	2005	2006 vs. 2005
Customer Activity Metrics:
Retail client assets (in billions)	$192.6	$94.3	104%
Customer cash and deposits (in billions)	$30.4	$18.4	65%
Daily average revenue trades	181,159	88,075	106%
Average commission per trade	$12.10	$15.02	(19)%
Products per customer	2.1	1.9	11%

Company Financial Metrics:
Revenue growth	43%	11%	32%
Enterprise net interest spread (basis points)	286	242	18%
Enterprise interest-earning assets (average in billions)	$41.3	$29.1	42%
Operating margin	41%	36%	5%
Compensation and benefits as a % of revenue	19%	22%	(3)%

Customer Activity Metrics

•	Retail client assets are the market value of all client assets held by us. Retail client assets include security holdings, customer cash and deposits and vested unexercised options. We believe that the amount of assets our customers entrust to us is an indicator of the value of our relationship with the customer. An increase in retail client assets generally indicates that existing and new customers are expanding their use of our products and services.

•	Customer cash and deposits are the balances of all customer cash, including deposits, free credits and money market balances held by third parties. Free credits are balances held in customer accounts arising from deposits of funds and sales of securities. Management considers cash and deposits to be indicative of the deepening engagement with our customers and a key driver of net interest income.

•	Daily average revenue trades (“DARTs”) are an indicator of the volume of equity trades our retail customers conduct and are the predominant driver of commission revenue.

•	Average commission per trade is impacted by the mix between and within our retail domestic and international businesses. This is an indicator of changes to our customer mix, product mix and product pricing. It is calculated by dividing retail segment commission revenue by the number of total retail trades.

•

Products per customer is the average number of our products that a customer actively uses. We define a product as an account, an account feature that generates revenue, such as a margin-enabled account, or an account function that creates a deeper customer relationship, such as bill pay. This measure is an indicator of our customer engagement and how well our product and service set appeals to our customer base. We believe increases to this measure represent better overall customer engagement with our products and services.

Company Financial Metrics

•	Revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. When coupled with the operating margin, the two provide information about the general success of our business. Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

•	Enterprise net interest spread is the taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities, stock conduit and cash held by third parties. We believe this metric is the broadest indicator of our ability to generate net interest income.

•	Enterprise interest-bearing assets are average interest-bearing assets determined based on the definition of enterprise net interest spread, which excludes corporate interest-earning assets and stock conduit assets. We believe this metric is an indicator of our ability to grow net interest income by increasing our balance sheet size.

•	Operating margin is the percentage of every dollar of revenue that goes to net income before other income (expense), income taxes, minority interest and discontinued operations. This percentage is indicative of our operating efficiency. The percentage is calculated by dividing our income before other income (expense), income taxes, minority interest and discontinued operations by our total net revenue.

•	Compensation and benefits as a percentage of revenue is an indicator of our productivity. This ratio demonstrates our ability to achieve revenue growth faster than growth in our compensation expense. Compensation and benefits to revenue is compensation and benefits expense divided by total net revenue. This ratio coupled with operating margin is an indictor of our increasing efficiency.

Summary Financial Results (dollars in millions, except per share amounts)

	As of or for the Three Months Ended March 31,		Variance
	2006	2005	2006 vs. 2005
Total net revenue	$598.3	$417.4	43%
Net income	$142.5	$92.0	55%
Diluted earnings per share	$0.33	$0.24	38%
Operating margin	$243.8	$152.2	60%
Operating margin (%)	41%	36%	5%

Highlights of the three months ended March 31, 2006 include:

•	Net interest income after provision for loan losses increased $138.9 million or 79% compared with the same period in 2005. Net interest income benefited from increases in customer cash and deposits coupled with growth in interest-earning assets. Customer cash and deposits, our lowest cost sources of funds, increased by $12.0 billion compared to the same period in 2005. The increase in customer cash and deposits resulted from core growth of $4.0 billion and our acquisitions which added $8.0 billion of customer cash and deposits. We believe our core growth is a result of the Intelligent Cash Optimizer within E*TRADE Complete, which continues to drive growth in customer cash and deposit balances. Average interest-earning assets increased by $12.3 billion compared to the same period in 2005. Our acquisitions added $3.9 billion of margin loans onto the balance sheet. Average loans, net increased by $7.4 billion compared to the same period in 2005.

•	Commission revenue increased by $66.0 million or 60% compared with the same period in 2005. The primary driver of this growth was the increase in DARTs to 181,159, an increase of 106% compared to the same quarter in 2005. Our U.S. DART volume increased 115% from the prior year, driven by both our acquisitions of BrownCo and Harrisdirect as well as customer growth and engagement. Our international trading grew by 58% compared to the same quarter in 2005. In addition, option-related DART volume grew 201% from the same quarter in the prior year and now represents 12% of the aggregate DART volume. We view the growth in the international and option businesses as an indicator that our value proposition is gaining acceptance among our existing and new customers, as well as expanding on a more global basis.

•	Customer cash and deposits, which include deposits, free credits held and money market balances held by third parties, increased by $12.0 billion from March 31, 2005. Core growth in customer cash and deposits, which excludes growth from our acquisitions of Harrisdirect and BrownCo, grew $3.6 billion from March 31, 2005. We believe the growth in core customer cash and deposits was the result of the introduction of E*TRADE Complete, including the Intelligent Cash Optimizer.

•	During the quarter, we converted the Harrisdirect customers to the E*TRADE Financial platform. Harrisdirect, as an introducing broker-dealer did not hold margin receivables and free credits on its balance sheet. As part of the conversion, the Harrisdirect customer balances were moved to our clearing broker, E*TRADE Clearing LLC. As a result, the Harrisdirect customer brokerage receivables and brokerage payables are now reported on our balance sheet, which enhances our ability to engage our acquired customers with our entire product and service set and will reduce our operating expense of the acquired business in future periods. The table below highlights the impact on the balance sheet as a result of the conversion (dollars in billions):

	March 31, 2006	Other Growth	Harrisdirect Conversion	December 31, 2005
Brokerage receivables, net	$8.7	$0.7	$0.8	$7.2
Deposits	$19.2	$0.6	$2.7	$15.9
Brokerage payables	$9.3	$0.7	$1.3	$7.3

Balance Sheet Highlights

Total assets were $47.4 billion at March 31, 2006, up $2.8 billion from December 31, 2005. This increase was primarily attributable to an increase of $1.2 billion in margin receivables, of which $0.8 billion related to the Harrisdirect conversion. Interest-earning assets of $43.7 billion increased 6% compared to December 31, 2005. Interest-earning assets primarily include: cash and equivalents; segregated cash and investments; trading and investment securities; loans held-for-sale, net; margin receivables; and loans receivable, net.

Loans receivable, net were $19.5 billion at March 31, 2006 and $19.4 billion at December 31, 2005. We continue to focus our efforts on growing our residential mortgage loan portfolios, including one- to four-family and home equity loans, and allowing our consumer loan portfolio to run off. Our real estate loan portfolio grew $0.3 billion during the quarter, offset by a decline of $0.2 billion in our consumer portfolio.

Brokerage receivables, net were $8.7 billion at March 31, 2006, up from $7.2 billion at December 31, 2005. Margin receivables accounted for $1.2 billion of the increase in brokerage receivables, net during the quarter. There was a corresponding increase in brokerage payables, up $2.0 billion during the quarter, to $9.3 billion at March 31, 2006. Both increases were attributable to the Harrisdirect conversion and core growth during the period.

Deposits were $19.2 billion, up 21% or $3.3 billion during the first quarter of 2006. The increase related to the Harrisdirect conversion, as well as core growth in checking, money market and certificates of deposit accounts. Deposits provide one of our lowest cost sources of funding and are an important contributor to our net interest income growth. In addition to acquired customer growth, we experienced core growth which we believe is a result of our introduction of the E*TRADE Complete Intelligent Cash Optimizer, as well as an overall focus on product, service and price for our global retail customers.

Borrowings at March 31, 2006 were down $2.6 billion, including securities sold under agreements to repurchase, other borrowings and long-term notes, compared to December 31, 2005. Our wholesale funding needs declined during the quarter as a result of our ability to fund a higher level of assets with lower cost deposits. Our primary sources of wholesale funding are Federal Home Loan Bank (“FHLB”) advances and securities sold under agreements to repurchase. Funding sources are selected based on pricing, liquidity and capacity during each period.

EARNINGS OVERVIEW

During the three months ended March 31, 2006, net income from continuing operations was $143.0 million, an increase of $40.8 million or 40%, compared to $102.2 million for the same period in 2005. In the first quarter of 2006, we experienced strong growth in customer cash and deposits as well as DARTs. We also experienced growth in customer margin balances. For the first quarter of 2006, our revenue growth of 43% exceeded expense growth of 34% and resulted in an operating margin of 41%, up from 36% in the same period in 2005.

On January 1, 2006, we modified the format of our consolidated income statement to be more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net interest income first and non-interest income second. In addition, we updated our expense presentation to consolidate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage”, and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 7 to the unaudited condensed consolidated financial statements.

The following sections describe in detail the changes in key operating factors, and other changes and events that have affected our consolidated net revenue, expense excluding interest and other income (expense).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Revenue:
Interest income	$594,294	$336,521	$257,773	77%
Interest expense	(269,505)	(148,791)	(120,714)	81%

Net interest income	324,789	187,730	137,059	73%
Provision for loan losses	(10,197)	(12,040)	1,843	(15)%

Net interest income after provision for loan losses	314,592	175,690	138,902	79%

Commission	175,869	109,894	65,975	60%
Service charges and fees	31,990	33,293	(1,303)	(4)%
Principal transactions	30,692	30,001	691	2%
Gain on sales of loans and securities, net	11,628	45,015	(33,387)	(74)%
Other revenue	33,578	23,504	10,074	43%

Total non-interest income	283,757	241,707	42,050	17%

Total net revenue	$598,349	$417,397	$180,952	43%

Net interest income after provision for loan losses continues to be our largest source of revenue and now represents 53% of total net revenue. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net interest income is earned primarily through holding these credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Three Months Ended March 31,		Variance
	2006	2005	2006 vs. 2005
Revenue:
Net interest income after provision for loan losses	53%	42%	11%
Commission	29	26	3
Service charges and fees	5	8	(3)
Principal transactions	5	7	(2)
Gain on sales of loans and securities, net	2	11	(9)
Other revenue	6	6	—

Total net revenue	100%	100%	—%

Net Interest Income

Net interest income increased 73% to $324.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in net interest income is primarily due to growth in interest-earning assets coupled with an increase in enterprise net interest spread. The growth in interest-earning assets was driven by increases in both loans receivable, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans receivable, net and margin receivables as a percentage of interest-earning assets were 63% for the quarter ended March 31, 2006 compared to 50% for the quarter ended March 31, 2005. Average retail deposits and free credits as a percentage of average interest-bearing liabilities were 64% for the quarter ended March 31, 2006 compared to 54% for the quarter ended March 31, 2005.

The following table presents enterprise average balance data and enterprise income and expense data for our operations, as well as the related net interest spread, and has been prepared on the same basis as our disclosures with respect to E*TRADE Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
Average interest-earning assets:
Loans, net	$19,571,064	$281,270	5.75%	$12,185,231	$153,188	5.03%
Margin receivables	6,477,585	104,904	6.57%	2,211,434	30,466	5.59%
Mortgage-backed and related available-for-sale securities	10,555,616	125,504	4.76%	8,909,307	88,974	3.99%
Available-for-sale investment securities	2,519,826	37,389	5.94%	3,625,243	43,392	4.79%
Trading securities	138,660	2,648	7.64%	526,644	4,511	3.43%
Cash and cash equivalents(1)	1,549,180	15,899	4.16%	1,226,527	8,021	2.65%
Stock borrow and other	530,629	7,730	5.91%	396,416	4,022	4.12%

Total average interest-earning assets	$41,342,560	$575,344	5.56%	$29,080,802	$332,574	4.57%

Average interest-bearing liabilities:
Retail deposits	$18,120,089	$90,505	2.03%	$11,865,690	$40,231	1.38%
Brokered certificates of deposit	420,600	4,113	3.97%	288,635	2,221	3.12%
Free credits(2)	6,759,733	16,373	0.98%	2,844,612	2,053	0.29%
Repurchase agreements and other borrowings	9,855,018	111,520	4.53%	10,073,089	82,465	3.27%
FHLB advances	3,054,111	32,539	4.26%	1,961,644	17,944	3.66%
Stock loan and other	669,753	4,197	2.54%	427,848	945	0.90%

Total average interest-bearing liabilities	$38,879,304	$259,247	2.70%	$27,461,518	$145,859	2.15%

Enterprise net interest income/spread(3)		$316,097	2.86%		$186,715	2.42%

Reconciliation from enterprise net interest income to net interest income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Enterprise net interest income	$316,097	$186,715
Taxable equivalent adjustment(4)	(3,392)	(2,598)
Stock conduit, net(5)	262	223
Customer cash held by third parties(6)	11,822	3,390

Net interest income	$324,789	$187,730

(1)	Includes segregated cash balances.
(2)	Free credits are balances held in customer accounts arising from deposits of funds and sales of securities.
(3)	Enterprise net interest income is taxable equivalent basis net interest income excluding corporate interest income and interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties.
(4)	Gross-up for tax-exempt securities and loans.
(5)	Net interest income earned on average stock conduit assets of $0.8 billion and $0.5 billion for the quarters ended March 31, 2006 and 2005, respectively.
(6)	Includes interest earned on customer assets of $3.6 billion and $3.0 billion for the quarters ended March 31, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated broker-dealers.

Enterprise net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Enterprise net interest income increased by $129.4 million for the quarter ended March 31, 2006 compared to the same quarter last year. This increase was primarily the result of our ability to grow low-cost deposits and free credits during the period, which in turn funded our growth in loans, net and margin receivables.

Average interest-earning assets increased by $12.3 billion compared to the same quarter last year. Average loans, net and margin receivables grew $7.4 billion and $4.3 billion, respectively compared to the same quarter last year. Average loans, net grew in conjunction with our focus on mortgage loan products. Our average real estate loan portfolio, including home equity lines of credit (“HELOC”) increased $6.8 billion compared to March 31, 2005. The margin loan portfolio grew as a result of the acquisitions of Harrisdirect and BrownCo, as well as core growth.

Growth in average interest-bearing liabilities of $11.4 billion was primarily in low-cost customer cash and deposits. Average retail deposits and free credits increased $6.3 billion and $3.9 billion, respectively, compared to the same quarter last year. This change in mix contributed to the increase in enterprise net interest spread. Increases in average retail deposits and free credits were driven by our acquisitions of Harrisdirect and BrownCo as well as by core growth. The acquisition of BrownCo impacted our balance sheet as of the acquisition date, since BrownCo is a self-clearing broker-dealer. As such, BrownCo’s balance sheet included both margin receivables and customer brokerage payables; when BrownCo is converted to our platform, we do not anticipate significant changes to margin receivables or customer brokerage payables as a direct result of the conversion.

Our interest rate risk is impacted by external factors such as the level and shape of the interest rate yield curve and the impact of the competitive environment on our pricing. We utilize interest rate derivatives to manage this risk. In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations.

Provision for Loan Losses

Provision for loan losses decreased $1.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in the provision for loan losses is primarily related to lower growth in the home equity loan portfolio in the first quarter of 2006 as compared to the same quarter in the prior year. This decrease was offset slightly by higher credit card provisions which were the result of increased credit losses in this portfolio.

During the third quarter of 2005, Hurricane Katrina inflicted significant damage to the gulf coast region. At March 31, 2006, our mortgage loan portfolio included receivables of $0.6 billion in the Federal Emergency Management Agency designated impact areas. As of March 31, 2006, 98% of the loans were performing in accordance with the note terms. We currently do not anticipate significant credit losses from this natural disaster but will continue to closely monitor the performance of these loans.

Commission

Commission revenue increased $66.0 million or 60% to $175.9 million for the three months ended March 31, 2006 from $109.9 million in the comparable period in 2005. The primary factors that affect our commission revenue are DARTs and average commission per trade. The average commission per trade is impacted by the mix between and within our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates and as a result, changes in the mix of trade types within these businesses impact average commission per trade.

Increased market pressures, strategic pricing and a change in the composition of our retail customer base have resulted in lower average commission per trade. In addition, we extended a conversion-related free trade offer to Harrisdirect customers during the period. These factors resulted in a 19% decrease in average commission per trade when compared to the three months ended March 31, 2005.

Retail commission revenue increased $55.2 million for the three months ended March 31, 2006 compared to the same period in 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong core and market growth in domestic equity, international equity and option trades.

Due to the factors described above, our 106% growth in DARTs equated to a 68% increase in retail commission revenue during the three months ended March 31, 2006; however, our business model derives revenue from not only trades but the complete relationship with the customers, especially those who maintain deposits, free credits and lending balances with us. Our average customer purchases at least 2 products or services from our suite of retail products, which is the main driver in our diversification of revenue. For the three months ended March 31, 2006, retail commission represent 23% of total net revenue.

Institutional commission revenue increased $10.8 million for the three months ended March 31, 2006 compared to the same period in 2005. The increase is due to the more favorable trading environment and continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Service Charges and Fees

Service charges and fees decreased $1.3 million or 4% to $32.0 million for the three months ended March 31, 2006 compared to $33.3 million for the same period in 2005. This decrease was primarily due to a decrease in account maintenance fees. As our overall retail customer base is more engaged with us, we maintain less customers that do not meet the minimum activity levels required to avoid the account maintenance fee.

Principal Transactions

Principal transactions increased $0.7 million or 2% in the first quarter of 2006 compared to the same quarter in 2005. Principal transactions increased due to higher trading volumes and market volatility. Principal transactions primarily consist of revenue from market-making activities. As such, our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

Gain on Sales of Loans and Securities , Net

As shown in the following table, gain on sales of loans and securities, net decreased 74% to $11.6 million for the three months ended March 31, 2006 compared to the same period in 2005 (dollars in thousands):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Gain on sales of originated loans:
Mortgage loans	$3,172	$10,677	$(7,505)	(70)%
Consumer loans(1)	146	9,291	(9,145)	(98)%

Gain on sales of originated loans	3,318	19,968	(16,650)	(83)%
Loss on sales of loans held-for-sale, net	(689)	(182)	(507)	*

Gain on sales of loans, net	2,629	19,786	(17,157)	(87)%
Gain on sales of securities, net	8,999	25,229	(16,230)	(64)%

Total gain on sales of loans and securities, net	$11,628	$45,015	$(33,387)	(74)%

*	Percentage not meaningful
(1)	Consumer loans originated by our retail segment are sold to our institutional segment at an arm’s length transfer price. The gains (losses) associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net during the three months ended March 31, 2006 was primarily due to lower originations of mortgage and consumer loans compared to the same period in 2005. We are making an effort to retain more originated mortgage loans on the balance sheet, allowing us to retain the customer relationship and drive growth in net interest income. The decline in mortgage originations was driven by higher interest rates and slower housing sales. Gain on sales of consumer loans is lower due to the sale of the consumer finance business in 2005. Lower gain on sales of securities, net resulted from lower sales volumes in the three months ended March 31, 2006 compared to the same quarter last year.

Other Revenue

Other revenue increased $10.1 million or 43% for the three months ended March 31, 2006 compared to the same period in 2005. The increases were the result of higher payment for order flow from improved option trading volumes, equity trading volumes and mutual fund sales, offset by decreases in proprietary fund revenue relating to the closure of certain of our proprietary funds. Other revenue includes foreign exchange margin revenue, stock plan administration products revenue and other revenue ancillary to our retail customer transactions.

Expense Excluding Interest

As shown in the following table, expense excluding interest increased $89.4 million for the quarter ended March 31, 2006 compared to the same quarter last year (dollars in thousands):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Compensation and benefits	$115,988	$92,460	$23,528	25%
Clearing and servicing	63,288	42,979	20,309	47%
Advertising and marketing development	34,781	26,582	8,199	31%
Communications	31,408	17,038	14,370	84%
Professional services	27,755	19,702	8,053	41%
Depreciation and amortization	18,789	17,076	1,713	10%
Occupancy and equipment	20,504	17,452	3,052	17%
Amortization of other intangibles	11,332	4,983	6,349	127%
Facility restructuring and other exit activities	(253)	557	(810)	*
Other	31,005	26,372	4,633	18%

Total expense excluding interest	$354,597	$265,201	$89,396	34%

*	Percentage not meaningful.

The increase in expense excluding interest was primarily driven by higher trading volumes, our larger balance sheet, our acquisitions in 2005 and the expensing of stock options. Additional information regarding select expenses is below:

•	Compensation and benefits increased primarily due to three factors: (1) higher levels of employees in our service and operations organizations; (2) stock option expense(1); and (3) an increase in variable and incentive compensation. These increases in compensation are in line with the increase in activity levels and performance of our business. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this increase. This ratio declined from 22% for the quarter ended March 31, 2005 compared to 19% in the current quarter.

•	Clearing and servicing expense is a predominantly variable expense associated with our trading product and the servicing expense from holding loans on balance sheet. The expense increase was a result of higher trading volumes and higher loan balances during the quarter.

•	Communications expense increased due to expenses associated with communications to our newly acquired customers from Harrisdirect and BrownCo. In addition, variable expenses such as quote services and statement confirmations increased with our increase in trading volume.

•	Professional services increased primarily due to third party support services, including technology and transitional service agreements, associated with our acquisitions of Harrisdirect and BrownCo, offset by decreases in legal fees.

•	Amortization of other intangibles increased due to a full quarter of customer intangible amortization related to our Harrisdirect and BrownCo acquisitions.

(1)	In July, 2005 we early adopted SFAS No. 123(R), Share-Based Payment, which requires the expensing of stock options. Stock option expense was $6.9 million for the quarter ended March 31, 2006. There was no stock option expense in the quarter ended March 31, 2005, as this quarter was prior to our adoption.

Other Income (Expense)

As shown in the following table, other income (expense) was an expense of $22.1 million for the three months ended March 31, 2006, a decrease of $30.6 million compared to the same period in 2005 (dollars in thousands):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Other income (expense):
Corporate interest income	$1,961	$1,962	$(1)	—%
Corporate interest expense	(40,508)	(11,567)	(28,941)	250%
Gain on sale and impairment of investments	17,616	15,537	2,079	13%
Loss on early extinguishment of debt	(135)	—	(135)	*
Equity in income (loss) of investments and venture funds	(1,007)	2,641	(3,648)	(138)%

Total other income (expense)	$(22,073)	$8,573	$(30,646)	(357)%

*	Percentage not meaningful.

Other income (expense) decreased $30.6 million for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to higher corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $17.6 million in gain on the sale and impairment of investments. During the three months ended March 31, 2006, we sold shares of our investments in Softbank Investment Corporation (“SBI”) and International Stock Exchange resulting in gains of $18.1 million, whereas gain on sale of shares of SBI was $14.9 million for the three months ended March 31, 2005.

Income Tax Expense

Income tax expense from continuing operations increased 34% to $78.7 million during the three months ended March 31, 2006 compared to the same period in 2005. The increase in income tax expense was related to the increase in pre-tax income over the comparable periods. Our effective tax rates for the three months ended March 31, 2006 and March 31, 2005 were 35.5% and 36.4%, respectively. The decrease in the tax rate was primarily due to a decrease in our overall effective state tax rate due to our changing geographic footprint, as well as an increase in our tax exempt income.

In prior years, we incurred significant losses in our international operations. In connection with these loses we recorded a deferred tax asset associated with the ability to carry these losses forward as a deduction against future income for income tax purposes. However, we provided a valuation allowance against a portion of this deferred tax asset since we determined that it was more likely than not that these tax benefits would not be realized. In recent periods, certain of these international operations have reached a level of profitability, which if sustained may require us to reverse all or some portion of the valuation allowance related to such international operations. The tax benefit from such a reversal would benefit the effective tax rate in the interim period in which it is recognized.

Discontinued Operations

Our net loss from discontinued operations decreased by $9.7 million during the three months ended March 31, 2006 compared to the same period in 2005. During the March 31, 2006 quarter, our discontinued operations included operating results from our E*TRADE Professional agency business. In the quarter ended March 31, 2005, in addition to our E*TRADE Professional agency business, discontinued operations also included operating losses from our consumer loan origination business and our E*TRADE Professional proprietary trading business, both of which are no longer part of our continuing operations as they were sold or discontinued during 2005.

SEGMENT RESULTS REVIEW

Retail

As shown in the following table, retail segment income increased 118% to $177.3 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Retail segment income:
Net interest income after provision for loan losses	$205,920	$91,913	$114,007	124%
Commission	135,864	80,688	55,176	68%
Service charges and fees	26,924	29,575	(2,651)	(9)%
Gain on sales of loans and securities, net	8,727	16,378	(7,651)	(47)%
Other revenue	35,719	27,522	8,197	30%

Net segment revenue	413,154	246,076	167,078	68%
Total segment expense	235,820	164,817	71,003	43%

Total retail segment income	$177,334	$81,259	$96,075	118%

Key Metrics:
Retail client assets (in billions)	$192.6	$94.3	$98.3	104%
Customer cash and deposits (in billions)	$30.5	$18.4	$12.1	66%
DARTs	181,159	88,075	93,084	106%
Average commission per trade	$12.10	$15.02	$(2.92)	(19)%
Average margin receivables (in billions)	$6.5	$2.2	$4.3	195%
Products per customer	2.1	1.9	0.2	11%

Our retail segment generates revenue from investing, trading, cash management and lending relationships with retail customers. These relationships essentially drive five sources of revenue including: net interest income; commission; service charges and fees; gain on sales of loans and securities, net; and other revenue. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships. Our geographically dispersed retail accounts grew by 20% during the three months ended March 31, 2006 compared to the same period in 2005. As of March 31, 2006, we had approximately 3.6 million active trading and investing accounts and 0.7 million active lending and deposit accounts.

The increase in retail segment income during the first quarter of 2006 compared to the same period a year ago was due to an increase in net interest income and commission revenue, offset by lower gains on sales of loans and securities, net. Retail net interest income after provision for loan losses for the three months ended March 31, 2006 increased $114.0 million compared to the same period in 2005. Customer cash and deposits increased by 66% from the same period in the prior year. Higher customer cash and deposit balances translate into a lower cost of funds as deposits increased in comparison to other borrowings. Average margin receivables increased 195% to $6.5 billion for the three months ended March 31, 2006 compared to $2.2 billion for the three months ended March 31, 2005. Higher margin balances translate into a higher interest rate earned on interest-earning assets. Net interest income growth included the impact of the Harrisdirect and BrownCo acquisitions.

Retail commission revenue increased $55.2 million for the three months ended March 31, 2006 compared to the same period in 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong core growth in domestic equity, international equity and option trades.

Customer tier-based pricing changes and a shift in the composition of our retail customer base have resulted in a lower average commission per trade. In addition during the first quarter of 2006, we extended a conversion-related free trade offer to Harrisdirect customers. These factors resulted in a 19% decrease in average commission per trade when compared to the three months ended March 31, 2005. Due to these factors, our growth in DARTs of 106% equated to a 68% increase in retail commission revenue during the three months ended March 31, 2006; however, we derive revenue not only from trades but the full relationship with the customer, especially customers who maintain deposits and free credits with us. So while retail commission revenue increased by 68% during the three months ended March 31, 2006, total retail segment income increased by 118%.

Offsetting these increases were lower gains on the sale of loans and securities, net of $7.7 million due to lower gains on the sale of mortgage loans. This was due to a targeted effort to retain more originated loans on the balance sheet, allowing us to retain the customer relationship and drive growth in net interest income. In addition, service charges and fees decreased by $2.7 million for the first quarter of 2006 compared to the same period in 2005. As our overall retail customer base engages more broadly with us, we maintain fewer customers that do not meet the minimum activity levels required to avoid the account maintenance fee.

While retail segment expense increased in absolute dollars by $71.0 million, they declined to 57% of revenue, down from 67% in the same quarter in the prior year. This decline reflects the operating leverage in our retail business. We believe operating margins on incremental retail trading product revenue are approximately 85%.

Institutional

As shown in the following table, institutional segment income decreased 6% to $66.4 million for the three months ended March 31, 2006 compared to the same period in 2005 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2006 vs. 2005
	2006	2005	Amount	%
Institutional segment income:
Net interest income after provision for loan losses	$108,672	$83,939	$24,733	29%
Commission	40,005	29,206	10,799	37%
Service charges and fees	5,066	3,718	1,348	36%
Principal transactions	30,692	29,840	852	3%
Gain on sales of loans and securities, net	2,901	28,637	(25,736)	(90)%
Other revenue	1,836	4,093	(2,257)	(55)%

Net segment revenue	189,172	179,433	9,739	5%
Total segment expense	122,754	108,496	14,258	13%

Total institutional segment income	$66,418	$70,937	$(4,519)	(6)%

Key Metrics:
Average interest-earning assets (in billions)	$41.3	$29.1	$12.2	42%
Total non-performing loans, net, as a % of total gross loans held-for-investment	0.21%	0.18%	N/A	0.03%
Average revenue capture per 1,000 equity shares	$0.277	$0.329	$(0.052)	(16)%

Our institutional segment generates earnings from balance sheet management activities, market-making and global execution and settlement services. Balance sheet management activities include purchasing loans receivable from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net interest income. Retail trading order flow is leveraged by the institutional segment to generate additional revenue for the Company.

Net interest income after provision for loan losses increased by $24.7 million compared to the same period in the prior year. This increase was primarily the result of the growth in interest-earning assets, which was funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment to either purchase interest-earning assets or pay down wholesale liabilities.

The increase in net interest income was offset by a targeted decrease in gain on sales of loans and securities, net. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. During the first quarter of 2006, we determined that based on the current composition of our balance sheet, it was not advantageous to sell securities at similar levels as the same period in the prior year.

The increase in expense was mainly volume-related. Compensation and benefits expense increased due to increases in volume- and performance-based compensation and expensing of stock options. Clearing and servicing expense increased due to increased overall trading volumes and the increase in our loan portfolio resulting in higher servicing expense.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Assets:
Cash and equivalents (including cash and investments required to be segregated under Federal or other regulations)	$1,919,551	$1,454,362	32%
Trading securities	188,667	146,657	29%
Available-for-sale mortgage-backed and investment securities	13,234,261	12,763,438	4%
Loans held-for-sale, net	80,612	87,371	(8)%
Brokerage receivables, net	8,686,719	7,174,175	21%
Loans receivable, net	19,548,678	19,424,895	1%
Other assets	3,726,405	3,516,788	6%

Total assets	$47,384,893	$44,567,686	6%

Liabilities and shareholders’ equity:
Deposits	$19,241,533	$15,948,015	21%
Securities sold under agreements to repurchase	9,735,251	11,101,542	(12)%
Brokerage payables	9,287,511	7,342,208	26%
Other borrowings	2,990,249	4,206,996	(29)%
Corporate debt	1,981,805	2,022,701	(2)%
Other liabilities	530,523	546,664	(3)%

Total liabilities	43,766,872	41,168,126	6%
Shareholders’ equity	3,618,021	3,399,560	6%

Total liabilities and shareholders’ equity	$47,384,893	$44,567,686	6%

On January 1, 2006, we re-aligned our balance sheet to consolidate several categories and changed the name of “Other borrowings by Bank subsidiary” to “Other borrowings.” Other borrowings include non-Bank subsidiary term notes previously classified in “Accounts payable, accrued and other liabilities.” Categories consolidated included:

•	“Investment in Federal Home Loan Bank stock” was added to “Available-for-sale mortgage-backed and investment securities”;

•	“Derivative assets” and “Accrued interest receivable” were added to “Other assets”; and

•	“Derivative liabilities” was added to “Accounts payable, accrued and other liabilities.”

These categories were consolidated with other similar items in our balance sheet presentation. The notes to our unaudited condensed consolidated financial statements continue to include detail information about the individual items no longer listed on the face of the balance sheet.

Total assets increased 6%, or $2.8 billion, during the three months ended March 31, 2006. This increase was primarily driven by brokerage receivables, net, which increased by $1.5 billion, mainly due to the Harrisdirect conversion as well as core growth during the period. Deposits increased $3.3 billion due to higher sweep deposit accounts (“SDA”) and money market deposits resulting in part from our conversion of Harrisdirect customers as well as by core growth from existing and new customers. The decline in other borrowings and securities sold under agreements to repurchase was primarily a result of our growth in deposits, which were used to pay down higher cost wholesale borrowings during the period.

The conversion of Harrisdirect customers to the E*TRADE Financial platform facilitated the transfer of customer brokerage receivables, deposits and customer brokerage payables from a third party provider. Customer brokerage receivables or margin loans of $0.8 billion were transferred to our balance sheet. In addition, sweep deposit balances of $2.7 billion and brokerage payables, more specifically free credits, of $1.3 billion were moved onto our balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Real estate loans:
One- to four-family	$7,495,051	$7,091,664	6%
HELOC, second mortgage and other	7,969,721	8,106,820	(2)%
Consumer and other loans:
Recreational vehicle (“RV”)	2,651,112	2,692,055	(2)%
Marine	717,720	752,645	(5)%
Automobile	180,332	235,388	(23)%
Credit card	195,241	188,600	4%
Other	104,602	97,436	7%
Unamortized premiums, net	299,408	323,573	(7)%
Allowance for loan losses	(64,509)	(63,286)	2%

Total loans receivable, net	$19,548,678	$19,424,895	1%

Loans receivable, net represented 41% and 44% of total assets at March 31, 2006 and December 31, 2005, respectively. We anticipate that our mortgage and HELOC portfolios will increase during 2006 as we focus on real estate lending, which we believe will improve our credit risk profile. We anticipate that RV and marine loan balances will decline over time due to the sale of the E*TRADE Consumer Finance Corporation in 2005 and automobile loans will continue to decline due to the exit of the automobile origination business in 2004. Other loans include commercial loans which increased during the three months ended March 31, 2006. The decrease in unamortized premiums is primarily the result of purchased premium amortization during the period.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including: the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate as it affects adjustable-rate loans; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In general, we believe the allowance for loan losses should be at least equal to twelve months of probable projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowances as % of Consumer and Other Loans Receivable	Allowance	Allowances as % of Real Estate Loans Receivable	Allowance	Allowances as % of Total Loans Receivable
March 31, 2006	$33,108	0.85%	$31,401	0.20%	$64,509	0.33%
December 31, 2005	$32,379	0.80%	$30,907	0.20%	$63,286	0.32%

The allowance as a percentage of total loans receivable increased slightly at March 31, 2006 compared to December 31, 2005. The allowance allocated to real estate loans as a percentage of real estate loans receivable showed no significant change compared to the percentage at December 31, 2005.

The following table provides an analysis of the allowance for loan losses for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Allowance for loan losses, beginning of period	$63,286	$47,681
Provision for loan losses	10,197	12,040
Charge-offs	(14,859)	(12,851)
Recoveries	5,885	5,014

Net charge-offs	(8,974)	(7,837)

Allowance for loan losses, end of period	$64,509	$51,884

Losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For first-lien mortgages, a charge-off is recognized when we foreclose on the property. For revolving loans, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days.

During the three months ended March 31, 2006, the allowance for loan losses increased by $1.2 million from the level at December 31, 2005. The increase was primarily due to growth in the real estate loan portfolio, as well as a slight increase in expected charge-offs in the consumer loan portfolio.

Compared to March 31, 2005, the allowance for loan losses balance increased $12.6 million. This increase related primarily to the $6.9 billion increase in the real estate loans receivable portfolio over the same period. We believe that these increases to the allowance are the result of growth in the loan portfolio and do not indicate a decline in overall asset quality.

Net charge-offs for the three months ended March 31, 2006 compared to the same period in 2005 increased $1.1 million, primarily due to higher net charge-offs on real estate loans of $1.3 million, partially offset by lower net charge-offs on consumer loans. The increase in net charge-offs was due to growth in the real estate loan portfolio and is not indicative of a decline in credit quality. Net charge-offs as a percentage of loans receivable, net were 0.18% for the three months ended March 31, 2006 compared to 0.24% for the three months ended March 31, 2005.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	March 31, 2006	December 31, 2005
Real estate loans	$36,160	$27,635
Consumer and other loans	4,566	7,019

Total nonperforming loans, net	40,726	34,654
Real estate owned (“REO”) and other repossessed assets, net	7,828	6,555

Total nonperforming assets, net	$48,554	$41,209

Total nonperforming loans, net as a % of total gross loans held-for-investment	0.21%	0.18%

Total allowance for loan losses as a percentage of total nonperforming loans, net	158.40%	182.62%

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During the three months ended March 31, 2006, our nonperforming assets, net increased $7.3 million from $41.2 million at December 31, 2005. The increase is attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $9.8 million, offset by a decrease in nonperforming consumer and other loans of $2.4 million. These trends are not the result of a deterioration or improvement in credit quality, but reflective of our targeted growth in real estate loans and the targeted decrease in consumer loans.

The allowance as a percentage of total nonperforming loans, net decreased 24% during the period. As our loan portfolio shifts to mortgage loans where loan to value ratios tend to remain consistent or decrease over the life of the loan, the level of the allowance to nonperforming assets may continue to decrease.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent (“Special Mention” loans). Special Mention loans represented $142.0 million and $127.2 million of the total loan portfolio at March 31, 2006 and December 31, 2005, respectively. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was primarily due to an increase in the 30-day delinquency category of mortgage loans. Significant migration from this category to more serious delinquency classifications has not occurred.

Brokerage Receivables, net and Brokerage Payables

Brokerage receivables, net increased by $1.5 billion at March 31, 2006 compared to December 31, 2005. Margin receivables increased by $1.2 billion due to the Harrisdirect conversion and core growth from existing and new customers during the period. Brokerage receivables, net and brokerage payable are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Margin receivables	$6,845,306	$5,678,923	21%
Receivables from brokers, dealers and clearing organizations	1,841,413	1,495,252	23%

Total brokerage receivables, net	$8,686,719	$7,174,175	21%

Customers payables	$7,371,960	$5,817,469	27%
Payable to brokers, dealers and clearing organizations	1,915,551	1,524,739	26%

Total brokerage payables	$9,287,511	$7,342,208	26%

Mortgage-Backed and Investment Securities Available-for-Sale

Available-for-sale securities are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$9,007,105	$9,427,521	(4)%
Collateralized mortgage obligations and other	1,143,287	995,891	15%

Total mortgage-backed securities	10,150,392	10,423,412	(3)%
Investment securities:
Asset-backed securities	1,933,469	1,365,754	42%
Publicly traded equity securities	468,142	435,765	7%
Investment in FHLB	143,125	198,700	(28)%
Other	539,133	339,807	59%

Total investment securities	3,083,869	2,340,026	32%

Total available-for-sale securities	$13,234,261	$12,763,438	4%

Available-for-sale securities represented 28% and 29% of total assets at March 31, 2006 and December 31, 2005, respectively. Available-for-sale securities increased slightly to $13.2 billion at March 31, 2006, primary due to the growth in our asset-backed securities portfolio. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. Based on this evaluation, we decided to grow our asset-backed securities portfolio during the period.

As interest rates increase, the fair value of available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in 2006 if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Sweep deposit accounts	$10,064,301	$7,733,267	30%
Money market and savings accounts	5,344,267	4,635,866	15%
Certificates of deposit	3,106,191	2,703,605	15%
Brokered certificates of deposit	340,323	484,612	(30)%
Checking accounts	386,451	390,665	(1)%

Total deposits	$19,241,533	$15,948,015	21%

Deposits represented 44% and 39% of total liabilities at March 31, 2006 and December 31, 2005, respectively. Deposits increased $3.3 billion to $19.2 billion at March 31, 2006, driven by a $2.3 billion increase in the SDA, a $0.7 billion increase in money market and savings accounts and a $0.4 billion increase in certificates of deposit.

The increase in the SDA was driven primarily by the Harrisdirect conversion. Prior to the conversion, Harrisdirect customer cash balances were swept to a third party and not reflected on our balance sheet. Our other deposit products have shown significant growth as a result of our focused sales and retention efforts, as well as the overall impact of the E*TRADE Complete Intelligent Cash Optimizer. E*TRADE Complete Intelligent Cash Optimizer enables customers to determine the optimal use of their funds and has resulted in higher money market and certificates of deposit balances. The SDA, money market accounts and certificates of deposit generally provide us the benefit of lower interest costs, compared with wholesale funding.

Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005	Variance
			2006 vs. 2005
Securities sold under agreements to repurchase	$9,735,251	$11,101,542	(12)%

FHLB advances	$2,620,057	$3,856,106	(32)%
Subordinated debentures	330,066	305,046	8%
Other	40,126	45,844	(12)%

Total other borrowings	$2,990,249	$4,206,996	(29)%

Securities sold under agreements to repurchase decreased by 12% compared to December 31, 2005. These borrowings coupled with FHLB advances are the primary wholesale funding sources of E*TRADE Bank (“the Bank”). Other borrowings represented 7% of total liabilities at March 31, 2006 and 10% of total liabilities at December 31, 2005. The decline in other borrowings and securities sold under agreements to repurchase was primarily a result of our growth in deposits, which were partially used to pay down the higher cost wholesale borrowings during the period.

Corporate Debt

Corporate debt decreased slightly during the quarter due to the partial redemption in March 2006 of our convertible subordinated notes. We called the remaining balance of our convertible subordinated notes in April 2006. See “Liquidity and Capital Resources—Corporate Debt” below.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from capital market activities and core operations in the retail and institutional segments. The segment cash flows provide capital to fund growth in our regulated subsidiaries. At the parent company level, our cash and equivalents remained unchanged with no significant activity during the quarter ended March 31, 2006.

Corporate Debt

In March 2006, we called $92.6 million of our 6.00% convertible subordinated notes (“6.00% Notes”). In April 2006, we called the remaining balance of our outstanding 6.00% Notes. The table below shows the timing and impact of these calls (dollars and shares in millions):

	Debt Redeemed	Common Stock Shares Issued	Cash Paid
First call in March 2006
March redemptions	$36.3	1.5	$—
April redemptions	56.3	2.4	0.9
Second call in April 2006(1)	92.6	3.9	0.9

Total redemptions	$185.2	7.8	$1.8

(1)	All redemptions occurred in April.

Our current senior debt ratings are B1 (positive outlook) by Moody’s, B+ (positive) by Standard and Poor’s and BB (low) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba2 by Moody’s, BB+ (stable) by Standard and Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements of its subsidiaries. Converging Arrows is a subsidiary of the parent company. At March 31, 2006, Converging Arrows had $211.4 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to the investment company, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

The Bank is prohibited by regulations from lending to the parent company. At March 31, 2006, the Bank has approximately $252.9 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. The Bank is also required by the Office of Thrift Supervision regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at March 31, 2006 and December 31, 2005.

Brokerage subsidiaries are prohibited from paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000. At March 31, 2006 and December 31, 2005, all of our brokerage subsidiaries met their minimum required net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at March 31, 2006.

Other Sources of Liquidity

We maintain committed and uncommitted financing facilities with banks totaling $0.8 billion to meet corporate liquidity needs and finance margin lending. There were no outstanding balances and the full $0.8 billion was available under these lines at March 31, 2006 and December 31, 2005.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At March 31, 2006, the Bank had approximately $7.5 billion in additional borrowing capacity.

Other Liquidity Matters

We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire businesses or technologies and/or take advantage of unanticipated opportunities.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial results of operations and financial position requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rate; deferred taxes and valuation allowances; and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

REQUIRED FINANCIAL DATA

This section provides an update to information presented in our Form 10-K required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” that has not been incorporated elsewhere into Management’s Discussion and Analysis. The table in this section includes Bank subsidiary information only.

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Interest Differential

The following table presents average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Inc./Exp.	Average Yield/Cost	Average Balance	Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$19,571,064	$281,270	5.75%	$12,185,231	$153,188	5.03%
Mortgage-backed and related available-for-sale securities	10,555,616	125,504	4.76%	8,909,307	88,974	3.99%
Available-for-sale investment securities	2,519,826	37,389	5.94%	3,625,243	43,392	4.79%
Trading securities	138,660	2,648	7.64%	526,644	4,511	3.43%
Other	51,414	524	4.13%	33,563	158	1.91%

Total interest-earning banking assets(2)	32,836,580	$447,335	5.45%	25,279,988	$290,223	4.59%

Non-interest-earning banking assets	380,646			500,688

Total banking assets	$33,217,226			$25,780,676

Interest-bearing banking liabilities:
Retail deposits	$18,120,089	$90,505	2.03%	$11,865,690	$40,231	1.38%
Brokered certificates of deposit	420,600	4,113	3.97%	288,635	2,221	3.12%
Repurchase agreements and other borrowings	9,855,018	111,520	4.53%	10,073,089	82,465	3.27%
FHLB advances	3,054,111	32,539	4.26%	1,961,644	17,944	3.66%

Total interest-bearing banking liabilities	31,449,818	$238,677	3.08%	24,189,058	$142,861	2.39%

Non-interest-bearing banking liabilities	184,403			364,362

Total banking liabilities	31,634,221			24,553,420
Total banking shareholder’s equity	1,583,005			1,227,256

Total banking liabilities and shareholder’s equity	$33,217,226			$25,780,676

Excess of interest-earning banking assets over interest-bearing banking liabilities/net interest income	$1,386,762	$208,658		$1,090,930	$147,362

Bank net interest:
Spread			2.37%			2.20%
Margin (net yield on interest-earning banking assets)			2.54%			2.33%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.41%			104.51%
Return on average:(3)(4)
Total banking assets			0.99%			1.12%
Total banking shareholder’s equity			20.67%			23.47%
Average equity to average total banking assets			4.77%			4.76%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in interest income of $3.4 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on standalone Bank results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, we currently evaluate such risks for our brokerage and banking operations separately. The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is primarily related to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable-rate and fixed-rate assets, liabilities and derivatives in a way that reduces the overall exposure to changes in interest rates. This analysis is based on complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

•	Interest-earning assets and interest-bearing liabilities may re-price at different times or by different amounts creating a mismatch.

•	The yield curve may flatten or change shape affecting the spread between short- and long-term rates. Widening or narrowing spreads could impact net interest income.

•	Market interest rates may influence prepayments resulting in maturity mismatches. In addition, prepayments could impact yields as premium and discounts amortize.

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2006, 92% of our total assets were interest-earning assets.

At March 31, 2006, approximately 55% of our total assets were residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

Our liability structure consists of: transactional deposit relationships, such as money market accounts; certificates of deposit; securities sold under agreements to repurchase; free credits; wholesale collateralized borrowings from the Federal Home Loan Bank (“FHLB”) and other entities; and long term notes. Our transactional deposits and free credits tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities and money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances and long-term notes generally have fixed rates.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates, while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the Bank level and not for the Company. The Bank has 69% and 72% of our interest-earning assets and holds 73% and 76% of our interest-bearing liabilities at March 31, 2006 and December 31, 2005, respectively. Interest-earning assets not included in the NPVE approach are floating-rate brokerage receivables and a small portfolio of trading securities. Interest-bearing liabilities not currently included in the analysis consist of brokerage payables and corporate level long-term debt.

The sensitivity of NPVE at March 31, 2006 and December 31, 2005 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE				Board Limit
	March 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
+300	$(459,488)	(18)%	$(490,045)	(22)%	(55)%
+200	$(301,892)	(12)%	$(298,476)	(13)%	(30)%
+100	$(131,378)	(5)%	$(115,244)	(5)%	(20)%
–100	$15,067	1%	$(49,256)	(2)%	(20)%
–200	$(259,832)	(10)%	$(382,924)	(17)%	(30)%

Under criteria published by the Office Thrift Supervision, the Bank’s overall interest rate risk exposure at March 31, 2006 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Bank’s Asset Liability Committee monitors the Bank’s interest rate risk position.

Mortgage Production Activities

Our current strategy is to retain more originated mortgage loans on the balance sheet, thus reducing current period income related to the sales of these loans. Holding mortgage assets on the balance sheet involves risks including exposure to interest rate fluctuations between the commitment and funding dates and prepayment risk. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, these write-offs may result in a lower than anticipated yields. The Bank’s Asset Liability Committee reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. Commitments to originate mortgage loans were $0.2 billion and $0.1 billion at March 31, 2006 and December 31, 2005, respectively. IRLCs were valued at $0.6 million and $1.6 million at March 31, 2006 and December 31, 2005, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Interest income	$594,294	$336,521
Interest expense	(269,505)	(148,791)

Net interest income	324,789	187,730
Provision for loan losses	(10,197)	(12,040)

Net interest income after provision for loan losses	314,592	175,690

Commission	175,869	109,894
Service charges and fees	31,990	33,293
Principal transactions	30,692	30,001
Gain on sales of loans and securities, net	11,628	45,015
Other revenue	33,578	23,504

Total non-interest income	283,757	241,707

Total net revenue	598,349	417,397

Expense excluding interest:
Compensation and benefits	115,988	92,460
Clearing and servicing	63,288	42,979
Advertising and market development	34,781	26,582
Communications	31,408	17,038
Professional services	27,755	19,702
Depreciation and amortization	18,789	17,076
Occupancy and equipment	20,504	17,452
Amortization of other intangibles	11,332	4,983
Facility restructuring and other exit activities	(253)	557
Other	31,005	26,372

Total expense excluding interest	354,597	265,201

Income before other income (expense), income taxes, minority interest and discontinued operations	243,752	152,196
Other income (expense):
Corporate interest income	1,961	1,962
Corporate interest expense	(40,508)	(11,567)
Gain on sales and impairment of investments	17,616	15,537
Loss on early extinguishment of debt	(135)	—
Equity in income (loss) of investments and venture funds	(1,007)	2,641

Total other income (expense)	(22,073)	8,573

Income before income taxes and discontinued operations	221,679	160,769
Income tax expense	78,695	58,511
Minority interest in subsidiaries	—	52

Net income from continuing operations	142,984	102,206
Net loss from discontinued operations	(513)	(10,212)

Net income	$142,471	$91,994

Basic earnings per share from continuing operations	$0.34	$0.28
Basic loss per share from discontinued operations	(0.00)	(0.03)

Basic net earnings per share	$0.34	$0.25

Diluted earnings per share from continuing operations	$0.33	$0.27
Diluted loss per share from discontinued operations	(0.00)	(0.03)

Diluted net earnings per share	$0.33	$0.24

Shares used in computation of per share data:
Basic	414,679	366,130
Diluted	432,302	378,734

See accompanying notes to unaudited condensed consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and equivalents	$823,155	$844,188
Cash and investments required to be segregated under Federal or other regulations	1,096,396	610,174
Trading securities	188,667	146,657
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $10,521,280 at March 31, 2006 and $11,792,684 at December 31, 2005)	13,234,261	12,763,438
Loans held-for-sale, net	80,612	87,371
Brokerage receivables, net	8,686,719	7,174,175
Loans receivable, net (net of allowance for loan losses of $64,509 at March 31, 2006 and $63,286 at December 31, 2005)	19,548,678	19,424,895
Property and equipment, net	300,928	299,256
Goodwill	2,019,423	2,003,456
Other intangibles, net	515,856	532,108
Other assets	890,198	681,968

Total assets	$47,384,893	$44,567,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$19,241,533	$15,948,015
Securities sold under agreements to repurchase	9,735,251	11,101,542
Brokerage payables	9,287,511	7,342,208
Other borrowings	2,990,249	4,206,996
Senior notes	1,396,121	1,401,947
Mandatory convertible notes	436,836	435,589
Convertible subordinated notes	148,848	185,165
Accounts payable, accrued and other liabilities	530,523	546,664

Total liabilities	43,766,872	41,168,126

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 420,035,982 at March 31, 2006 and 416,582,164 at December 31, 2005	4,200	4,166
Additional paid-in capital	3,055,444	2,990,676
Retained earnings	722,901	580,430
Accumulated other comprehensive loss	(164,524)	(175,712)

Total shareholders’ equity	3,618,021	3,399,560

Total liabilities and shareholders’ equity	$47,384,893	$44,567,686

See accompanying notes to unaudited condensed consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$142,471	$91,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,197	12,040
Depreciation and amortization (including discount amortization and accretion)	72,605	92,468
Gain on sales and impairment of investments	(28,916)	(51,925)
Minority interest in subsidiaries and equity in (income) loss of investments	660	(1,690)
Unrealized (gain) loss on venture funds	348	(951)
Non-cash facility restructuring costs and other exit activities	(1,155)	562
Stock-based compensation	8,437	501
Other	2,580	(2,441)
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under Federal or other regulations	(485,885)	(1,298,021)
Increase in brokerage receivables	(1,537,391)	(434,170)
Increase in brokerage payables	1,970,337	1,607,674
Proceeds from sales, repayments and maturities of loans held-for-sale	379,687	991,228
Purchases of loans held-for-sale	(374,963)	(1,008,858)
Proceeds from sales, repayments and maturities of trading securities	170,644	1,726,655
Purchases of trading securities	(206,626)	(1,363,016)
Other assets	(39,298)	(11,383)
Accrued interest receivable and payable, net	(3,456)	(16,333)
Accounts payable, accrued and other liabilities	19,219	(49,694)
Facility restructuring liabilities	(2,277)	(1,921)

Net cash provided by operating activities	97,218	282,719

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(2,625,569)	(2,231,249)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	1,994,411	2,816,408
Net increase in loans receivable	(156,837)	(1,455,729)
Purchases of property and equipment	(21,252)	(19,170)
Cash used in business acquisitions, net(1)	(11,646)	(1,722)
Cash flow from derivatives hedging assets, net	(59,531)	(1,667)
Other	7,138	1,452

Net cash used in investing activities	$(873,286)	$(891,677)

(1)	In 2006, cash used in business acquisitions was related to the BrownCo purchase price true-up based on the final acquisition balance sheet.

See accompanying notes to unaudited condensed consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	$3,285,769	$236,843
Advances from the Federal Home Loan Bank (“FHLB”)	95,100	4,048,000
Payments on advances from the FHLB	(1,330,100)	(3,445,000)
Net decrease in securities sold under agreements to repurchase	(1,359,081)	(407,452)
Net decrease in other borrowed funds	(4,888)	(16,649)
Proceeds from issuance of common stock from employee stock transactions	14,575	10,965
Tax benefit from tax deductions in excess of compensation expense recognition	5,634	3,533
Repurchases of common stock	—	(32,543)
Proceeds from issuance of subordinated debentures and trust preferred securities	25,000	—
Net cash flow from derivatives hedging liabilities	23,026	(7,589)
Other	—	(60)

Net cash provided by financing activities	755,035	390,048

Decrease in cash and equivalents	(21,033)	(218,910)
Cash and equivalents, beginning of period	844,188	939,906

Cash and equivalents, end of period	$823,155	$720,996

Supplemental disclosures:
Cash paid for interest	$291,102	$134,882
Cash paid for income taxes	$3,060	$20,919
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$14,356	$10,910
Reclassification of loans held-for-sale to loans held-for-investment	$4,260	$—
Issuance of common stock to retire debentures	$36,317	$—

See accompanying notes to unaudited condensed consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to the consumer under the brand “E*TRADE Financial.” The Company offers investing, trading, cash management and lending products and services to its retail and institutional customers.

Basis of Presentation—These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and do not include all disclosures found in our annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three months ended March 31, 2006 may not be indicative of future results. Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2, the operations of certain businesses have been accounted for as discontinued operations in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior period have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

New Revenue and Expense Reporting Format—On January 1, 2006, we modified the format of our consolidated income statement to be more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing interest income first and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 7 to the unaudited condensed consolidated financial statements.

New Balance Sheet Reporting Format—On January 1, 2006, we re-aligned our balance sheet to consolidate several categories and to change the name of “Other borrowings by Bank subsidiary” to “Other borrowings.” Other borrowings include non-Bank subsidiary term notes, previously classified in “Accounts payable, accrued and other liabilities.” Categories consolidated included:

•	“Investment in Federal Home Loan Bank stock” was added to “Available-for-sale mortgage-backed and investment securities”;

•	“Derivative assets” and “Accrued interest receivable” were added to “Other assets”; and

•	“Derivative liabilities” was added to “Accounts payable, accrued and other liabilities.”

These categories were consolidated with other similar items in our balance sheet presentation. The notes to our unaudited condensed consolidated financial statements include detail derivative asset and liability information.

Use of Estimates—The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include: allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rates; deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

SFAS No. 155—Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. This statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, which are referred to as hybrid financial instruments. The statement simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company has not determined the impact of implementation but does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

SFAS No. 156—Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company has not determined the impact of implementation but does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

NOTE 2—DISCONTINUED OPERATIONS

E*TRADE Consumer Finance Corporation

In October 2005, the Company completed the sale of the servicing and origination businesses of E*TRADE Consumer Finance Corporation. The exit of the servicing business did not qualify as a discontinued operation; however, the origination business did qualify as a discontinued operation.

The following table summarizes the results of discontinued operations for the origination business (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue (loss)	$—	$(6,854)

Loss from discontinued operations before income taxes	$—	$(12,012)
Income tax benefit	—	(4,595)

Net loss from discontinued operations	$—	$(7,417)

E*TRADE Professional Securities, LLC and E*TRADE Professional Trading, LLC

On May 9, 2005, the Company closed E*TRADE Professional Securities, LLC, a unit that conducted proprietary trading operations. In December 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC. The Company executed a sale agreement on February 17, 2006 and expects to settle this transaction in the second quarter of 2006.

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenue	$2,701	$9,729

Loss from discontinued operations before income taxes	$(840)	$(4,624)
Income tax benefit	(327)	(1,829)

Net loss from discontinued operations	$(513)	$(2,795)

NOTE 3—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The Company periodically evaluates and adjusts its estimated costs associated with its restructuring plans and other exit activities. Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the amount recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
2003 Restructuring Plan	$(258)	$93
2001 Restructuring Plan	(715)	240
Other exit activities	720	224

Total facility restructuring and other exit activities	$(253)	$557

2003 Restructuring Plan

The roll forward of the 2003 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring reserve:
Facility restructuring and other exit activity recorded	$59,510	$57,319	$116,829
Cash payments	(21,539)	(18,949)	(40,488)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2005	18,717	—	18,717
Activity for the three months ended March 31, 2006:
Adjustment and additional charges	(258)	—	(258)
Cash payments	(1,170)	—	(1,170)

Total facility restructuring liabilities at March 31, 2006	$17,289	$—	$17,289

2001 Restructuring Plan

The roll forward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 facility restructuring and other nonrecurring charges recorded	$150,416	$54,384	$26,036	$230,836
Activity through December 31, 2005:
Cash payments	(101,698)	(507)	(19,434)	(121,639)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2005	7,455	—	792	8,247
Activity for the three months ended March 31, 2006:
Adjustments and additional charges	(921)	—	206	(715)
Cash payments	(503)	—	(916)	(1,419)

Total facility restructuring liabilities at March 31, 2006	$6,031	$—	$82	$6,113

Other Exit Activities

For the three months ended March 31, 2006, other exit activity primarily included severance costs associated with the outsourcing of certain clearing operations and costs related with the relocation of mortgage accounting. For the three months ended March 31, 2005, other exit activity was primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by the revision of previous estimates of various exit activities. The liquidation costs primarily related to customer notification, severance and reimbursement of losses taken on sales of securities.

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following table (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,388,952	$—	$(381,847)	$9,007,105
Collateralized mortgage obligations and other	1,167,555	2,649	(26,917)	1,143,287

Total mortgage-backed securities	10,556,507	2,649	(408,764)	10,150,392

Investment securities:
Debt securities:
Asset-backed securities	1,957,435	2,601	(26,567)	1,933,469
Municipal bonds	331,939	1,563	(2,148)	331,354
Corporate bonds	123,132	—	(2,649)	120,483
Other debt securities	78,867	—	(7,309)	71,558

Total debt securities	2,491,373	4,164	(38,673)	2,456,864
Publicly traded equity securities	377,956	93,170	(2,984)	468,142
FHLB stock	143,125	—	—	143,125
Retained interests from securitizations	14,265	1,473	—	15,738

Total investment securities	3,026,719	98,807	(41,657)	3,083,869

Total available-for-sale securities	$13,583,226	$101,456	$(450,421)	$13,234,261

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,687,666	$—	$(260,145)	$9,427,521
Collateralized mortgage obligations and other	1,014,582	315	(19,006)	995,891

Total mortgage-backed securities	10,702,248	315	(279,151)	10,423,412

Investment securities:
Debt securities:
Asset-backed securities	1,376,315	1,811	(12,372)	1,365,754
Municipal bonds	168,682	1,884	(882)	169,684
Corporate bonds	74,931	—	(2,171)	72,760
Other debt securities	78,989	—	(5,504)	73,485

Total debt securities	1,698,917	3,695	(20,929)	1,681,683
Publicly traded equity securities	343,392	94,679	(2,306)	435,765
FHLB stock	198,700	—	—	198,700
Retained interests from securitizations	22,444	1,434	—	23,878

Total investment securities	2,263,453	99,808	(23,235)	2,340,026

Total available-for-sale securities	$12,965,701	$100,123	$(302,386)	$12,763,438

Other-Than-Temporary Impairment of Investments

The following tables show the fair value and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$5,260,427	$(206,371)	$3,746,678	$(175,476)	$9,007,105	$(381,847)
Other	470,458	(6,878)	570,757	(20,039)	1,041,215	(26,917)
Asset-backed securities	861,888	(11,203)	528,773	(15,364)	1,390,661	(26,567)
Municipal bonds	143,650	(1,368)	22,715	(780)	166,365	(2,148)
Corporate bonds	—	—	72,129	(2,649)	72,129	(2,649)
Other debt securities	—	—	71,558	(7,309)	71,558	(7,309)
Publicly traded equity securities	53,512	(1,124)	25,723	(1,860)	79,235	(2,984)

Total temporarily impaired securities	$6,789,935	$(226,944)	$5,038,333	$(223,477)	$11,828,268	$(450,421)

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$5,914,808	$(142,245)	$3,512,713	$(117,900)	$9,427,521	$(260,145)
Other	351,565	(5,177)	546,291	(13,829)	897,856	(19,006)
Asset-backed securities	412,142	(3,064)	411,595	(9,308)	823,737	(12,372)
Municipal bonds	21,006	(165)	22,775	(717)	43,781	(882)
Corporate bonds	—	—	72,760	(2,171)	72,760	(2,171)
Other debt securities	—	—	73,485	(5,504)	73,485	(5,504)
Publicly traded equity securities	86,538	(1,335)	11,759	(971)	98,297	(2,306)

Total temporarily impaired securities	$6,786,059	$(151,986)	$4,651,378	$(150,400)	$11,437,437	$(302,386)

The Company does not believe any individual loss as of March 31, 2006 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. During 2006, increasing market interest rates caused higher unrealized losses on our fixed-rate securities including mortgage- and asset-backed securities. The Company has the ability and intent to hold these securities until the market value recovers or the securities mature. Asset-backed securities, corporate bonds and other debt securities are evaluated by reviewing the credit worthiness of the lender and general market conditions. Based on its evaluation, the Company recorded $0.4 million impairment and $0.1 million of impairment for the three months ended March 31, 2006 and 2005, respectively, for its asset- and mortgage-backed, interest-only and other securities.

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005
Loans held-for-sale, net	$80,612	$87,371

Loans receivable, net:
Real estate loans:
One- to four-family	7,495,051	7,091,664
Home equity lines of credit (“HELOC”), second mortgage and other	7,969,721	8,106,820

Total real estate loans	15,464,772	15,198,484

Consumer and other loans:
Recreational vehicle	2,651,112	2,692,055
Marine	717,720	752,645
Automobile	180,332	235,388
Credit card	195,241	188,600
Other	104,602	97,436

Total consumer and other loans	3,849,007	3,966,124

Total loans receivable	19,313,779	19,164,608
Unamortized premiums, net	299,408	323,573
Allowance for loan losses	(64,509)	(63,286)

Total loans receivable, net	19,548,678	19,424,895

Total loans, net	$19,629,290	$19,512,266

NOTE 6—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Receivables from customers and non-customers (less allowance for doubtful accounts of $12,705 at March 31, 2006 and $8,835 at December 31, 2005)	$6,845,306	$5,678,923
Receivables from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed	1,285,814	1,163,125
Net settlement and deposits with clearing organizations	313,089	230,936
Other	242,510	101,191

Total brokerage receivables, net	$8,686,719	$7,174,175

Payables to customers and non-customers	$7,371,960	$5,817,469
Payables to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,561,039	1,320,853
Other	354,512	203,886

Total brokerage payables	$9,287,511	$7,342,208

Receivables from customers and non-customers are brokerage receivables where customers use their securities as collateral (also known as margin receivables). Receivables from non-customers primarily represent credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At March 31, 2006, the fair value of securities that the Company received as collateral, where the Company is permitted to sell or repledge the securities was approximately $10.8 billion. Of this amount, $3.0 billion had been pledged or sold at March 31, 2006 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Receivables from and payables to brokers, dealers and clearing organizations resulted from the Company’s brokerage activities. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 7—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps and purchased options on forward-starting swaps, caps and floors to offset its exposure to changes in value of certain fixed-rate assets and liabilities. In calculating the effective portion of fair value hedges under SFAS No. 133, changes in the fair value of the derivative are recognized currently in earnings. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in other expense excluding interest in the consolidated statement of income.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
March 31, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$1,831,000	$41,095	$—	$41,095	4.77%	4.75%	N/A	5.63
Investment securities	119,512	2,515	(67)	2,448	4.62%	4.62%	N/A	7.46
Receive-fixed interest rate swaps:
Senior notes	300,000	—	(5,723)	(5,723)	7.23%	7.88%	N/A	9.68
Brokered certificates of deposit	130,506	—	(5,715)	(5,715)	4.72%	5.21%	N/A	12.24
FHLB advances	100,000	—	(4,943)	(4,943)	4.75%	3.64%	N/A	3.55
Purchased interest rate options(1):
Swaptions(2)	3,500,000	73,339	—	73,339	N/A	N/A	4.84%	9.95
Caps	2,194,000	69,003	—	69,003	N/A	N/A	4.88%	5.43
Floors	1,475,000	2,364	—	2,364	N/A	N/A	3.92%	3.62

Total fair value hedges	$9,650,018	$188,316	$(16,448)	$171,868	5.05%	5.10%	4.66%	7.06

December 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$961,000	$12,485	$(598)	$11,887	4.50%	4.35%	N/A	4.88
Investment securities	119,485	1,315	(1,750)	(435)	4.62%	4.18%	N/A	7.70
Receive-fixed interest rate swaps:
Brokered certificates of deposit	132,313	—	(3,740)	(3,740)	4.33%	5.22%	N/A	12.50
FHLB advances	100,000	—	(3,894)	(3,894)	4.37%	3.64%	N/A	3.79
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	70,000	—	(470)	(470)	5.03%	N/A	N/A	10.01
Purchased interest rate options(1):
Swaptions(2)	2,241,000	36,982	—	36,982	N/A	N/A	4.93%	8.47
Caps	770,000	21,324	—	21,324	N/A	N/A	4.89%	4.82
Floors	1,325,000	3,952	—	3,952	N/A	N/A	3.82%	3.71

Total fair value hedges	$5,718,798	$76,058	$(10,452)	$65,606	4.51%	4.37%	4.59%	6.29

(1)	Purchased interest rate options were used to hedge mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three months ended March 31, 2006 and 2005, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to interest expense or interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in gain on sales of loans and securities, net in the consolidated statement of income.

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive income (“AOCI”) as unrealized gains or losses. The amounts in AOCI are then included in interest expense or interest income as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $22.2 million of net unrealized gains that are currently reflected in AOCI in interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The Company also recognizes cash flow hedge ineffectiveness. The amount of ineffectiveness recorded in earnings is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness as other expense excluding interest in the consolidated statement of income. Cash flow ineffectiveness is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivative	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
March 31, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,240,000	$55,339	$—	$55,339	5.08%	4.74%	N/A	10.41
FHLB advances	450,000	12,953	—	12,953	5.01%	4.61%	N/A	9.82
Purchased interest rate forward-starting swaps:
Repurchase agreements	1,010,000	11,782	(305)	11,477	5.25%	N/A	N/A	10.10
FHLB advances	150,000	1,422	—	1,422	5.27%	N/A	N/A	10.03
Purchased interest rate options(1):
Caps	3,525,000	88,056	—	88,056	N/A	N/A	4.95%	4.57
Floors	1,900,000	726	—	726	N/A	N/A	5.50%	3.30

Total cash flow hedges	$9,275,000	$170,278	$(305)	$169,973	5.13%	4.72%	5.15%	6.67

December 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,100,000	$6,959	$(2,223)	$4,736	4.87%	4.38%	N/A	9.15
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,675,000	1,219	(19,872)	(18,653)	5.04%	N/A	N/A	9.50
FHLB advances	750,000	—	(4,040)	(4,040)	5.02%	N/A	N/A	9.46
Purchased interest rate options(1):
Caps	2,925,000	64,301	—	64,301	N/A	N/A	4.76%	4.59
Floors	1,900,000	2,527	—	2,527	N/A	N/A	5.50%	3.54

Total cash flow hedges	$9,350,000	$75,006	$(26,135)	$48,871	5.00%	4.38%	5.05%	6.71

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

Under SFAS No. 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in AOCI in the consolidated balance sheet. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in AOCI related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in interest expense and interest income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Impact on AOCI (net of taxes):
Beginning balance	$(70,831)	$(118,018)
Gains on cash flow hedges related to derivatives, net	75,534	33,996
Reclassifications into earnings, net	3,256	14,507

Ending balance	$7,959	$(69,515)

Derivatives terminated during the quarter:
Notional	$3,260,000	$2,845,000
Fair value of net gains (losses) recognized in AOCI	$33,546	$(23,516)
Amortization of terminated interest rate swaps and options included in interest expense and interest income	$(5,122)	$(23,297)

The gains (losses) accumulated in AOCI on the derivative instruments terminated shown in the preceding table will be included in interest expense and interest income over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 5 days to 15 years.

The following table shows the balance in AOCI attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	March 31,
	2006	2005
AOCI balance (net of taxes) related to:
Open cash flow hedges	$17,934	$5,434
Discontinued cash flow hedges	(9,975)	(74,949)

Total cash flow hedges	$7,959	$(69,515)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in other expense excluding interest in the consolidated statement of income. The following table summarizes expense recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Fair value hedges	$(1,945)	$(709)
Cash flow hedges	(24)	(179)

Total hedge ineffectiveness	$(1,969)	$(888)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding; these commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.6 million and $1.6 million asset at March 31, 2006 and December 31, 2005, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $0.2 million liability and a $0.7 million asset at March 31, 2006 and December 31, 2005, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated a net loss of $0.2 million and a net gain of $2.3 million for the three months ended March 31, 2006 and 2005, respectively.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Sweep deposit accounts	0.74%	0.57%	$10,064,301	$7,733,267	52.3%	48.5%
Money market and savings accounts	3.63%	3.17%	5,344,267	4,635,866	27.8	29.1
Certificates of deposit	4.26%	3.94%	3,106,191	2,703,605	16.1	17.0
Brokered certificates of deposit	4.13%	3.86%	340,323	484,612	1.8	3.0
Checking accounts	0.78%	0.71%	386,451	390,665	2.0	2.4

Total deposits	2.17%	2.00%	$19,241,533	$15,948,015	100.0%	100.0%

NOTE 9—OTHER BORROWINGS

Other borrowings are summarized as follows (dollars in thousands):

	March 31, 2006	December 31, 2005
FHLB advances	$2,620,057	$3,856,106
Subordinated debentures	330,066	305,046
Other	40,126	45,844

Total other borrowings	$2,990,249	$4,206,996

NOTE 10—CORPORATE DEBT

Early Extinguishment of Debt

In March 2006, the Company called $92.6 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”). The 6.00% Notes are convertible, at the option of the holder, into common stock at a conversion price of $23.60 per share. In March 2006, a portion of the 6.00% Notes called were redeemed and a portion of them were converted, resulting in a reduction of $36.3 million in principal balance of the 6.00% Notes and the issuance of 1.5 million shares of common stock. The Company recorded a $0.1 million charge as a loss on early extinguishment of debt relating to the write-off of offering costs.

NOTE 11—COMPREHENSIVE INCOME

The following table summarizes information related to comprehensive income (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$142,471	$91,994

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized losses, net	(56,641)	(27,086)
Less impact of realized gains (transferred out of AOCI) included in net income, net	(12,870)	(23,787)

Net change from available-for-sale securities	(69,511)	(50,873)

Cash flow hedging instruments:
Unrealized gains, net	75,534	33,996
Amortization of losses into interest expense related to designated cash flow hedges deferred in AOCI, net	3,256	14,507

Net change from cash flow hedging instruments	78,790	48,503

Foreign currency translation gain (loss)	1,909	(7,696)

Other comprehensive income (loss)	11,188	(10,066)

Comprehensive income	$153,659	$81,928

NOTE 12—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic:
Numerator:
Income from continuing operations	$142,984	$102,206
Net loss from discontinued operations	(513)	(10,212)

Net income	$142,471	$91,994

Denominator:
Basic weighted-average shares outstanding	414,679	366,130

Diluted:
Numerator:
Net income	$142,471	$91,994

Denominator:
Basic weighted-average shares outstanding	414,679	366,130
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	15,546	9,987
Weighted-average warrants and contingent shares outstanding	248	2,617
Weighted-average mandatory convertible notes	1,829	—

Diluted weighted-average shares outstanding	432,302	378,734

Per share:
Basic Earnings Per Share:
Earnings per share from continuing operations	$0.34	$0.28
Net loss per share from discontinued operations	(0.00)	(0.03)

Net earnings per share	$0.34	$0.25

Diluted Earnings Per Share:
Earnings per share from continuing operations	$0.33	$0.27
Net loss per share from discontinued operations	(0.00)	(0.03)

Net earnings per share	$0.33	$0.24

Excluded from the calculations of diluted earnings per share are 7.8 million shares of common stock for the three months ended March 31, 2006 and 2005, respectively, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (dollars in thousands, except exercise price ranges):

	Three Months Ended March 31,
	2006	2005
Options excluded from computation of diluted earnings per share	2,750	11,534
Exercise price ranges:
High	$58.19	$58.19
Low	$18.62	$13.16

NOTE 13—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Effective July 1, 2005, the Company early adopted SFAS No. 123(R). For the three months ended March 31, 2006, the Company recognized $6.9 million in compensation expense for stock options and $1.6 million in compensation expense for restricted stock awards.

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123(R) to stock-based employee compensation prior to the adoption date (dollars in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$91,994
Stock-based employee compensation expense, net of tax	297
Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,114)

Pro forma net income	$88,177

Earnings per share:
Basic – as reported	$0.25

Basic – pro forma	$0.24

Diluted – as reported	$0.24

Diluted – pro forma	$0.23

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model based on the assumptions noted in the table below. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatility of publicly traded options on the Company’s stock. The expected term represents the period of time that options granted are expected to be outstanding. The expected term is estimated using employees’ actual historical behavior and projected future behavior based on expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond where the remaining term equals the expected term. Dividend yield is zero as the Company has not paid dividends to its shareholders, nor does it currently plan to pay dividends to its shareholders in the future.

	Three Months Ended March 31,
	2006	2005
Expected volatility	34%	35%
Expected term (years)	4.43	5.18
Risk-free interest rate	4%	3%
Dividend yield	—	—

The weighted-average fair values of options granted were $8.47 and $4.80 for the three months ended March 31, 2006 and 2005, respectively. The expected term for most options granted during the three months ended March 31, 2006 was 7 years. In previous periods, we granted primarily options with 10-year terms. This change in option terms reduced our expected term for grants during the current period.

NOTE 14—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the NASD, Inc. (“NASD”), which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital of at least 5% of aggregate debit balances or a minimum dollar amount. A broker-dealer who does not meet one of these requirements may not repay subordinated borrowings, pay cash dividends or make any unsecured advances or loans to its parent or employees.

We use both the Aggregate Indebtedness and the Alternative method to compute net capital. The method depends on the individual broker-dealer subsidiary.

As of March 31, 2006, all of the Company’s broker-dealer subsidiaries exceeded minimum net capital requirements. Total required net capital was $0.2 billion at March 31, 2006. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at March 31, 2006.

Banking

E*TRADE Bank (“the Bank”) is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at March 31, 2006, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At March 31, 2006, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and consequently, the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2006:
Total Capital to Risk-weighted assets	$2,104,021	11.21%	$1,501,136	8.0%	$1,876,420	10.0%
Tier I Capital to Risk-weighted assets	$2,039,512	10.87%	$750,568	4.0%	$1,125,852	6.0%
Tier I Capital to Adjusted total assets	$2,039,512	6.03%	$1,353,839	4.0%	$1,692,299	5.0%
December 31, 2005:
Total Capital to Risk-weighted assets	$2,021,091	10.94%	$1,478,238	8.0%	$1,847,797	10.0%
Tier I Capital to Risk-weighted assets	$1,957,805	10.60%	$739,119	4.0%	$1,108,678	6.0%
Tier I Capital to Adjusted total assets	$1,957,805	5.92%	$1,322,343	4.0%	$1,652,929	5.0%

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including SBI and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. The Company amended its complaint in October 2004 to add additional defendants. In January 2005, the Company filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action (which action MarketXT subsequently abandoned), seeking unspecified damages according to proof at trial. The Company has moved to dismiss certain aspects of MarketXT’s counterclaim, and discovery related to the adversary proceeding continues. In April 2006, Omar Amanat answered the Company’s adversary proceeding against him and asserted his counterclaims. The Company continues to believe that the claims brought against it by MarketXT and Omar Amanat are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to comply is dependent in part on the establishment and maintenance of a qualified compliance system.

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

Insurance

The Company maintains insurance coverage that management believes is reasonable and prudent. The principal insurance coverage it maintains covers: commercial general liability; property damage; hardware/software damage; cyber liability; directors and officers; employment practices liability; certain criminal acts against the Company; and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

Reserves

For all legal matters, reserves are established in accordance with SFAS No. 5. Once established, reserves are adjusted based on available information when an event occurs requiring an adjustment.

Commitments—Loans

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. The Company had the following mortgage loan commitments (dollars in thousands):

	March 31, 2006
	Fixed Rate	Variable Rate	Total
Purchase loans	$167,083	$452,876	$619,959
Originate loans	$149,995	$20,642	$170,637
Sell loans	$32,922	$6,580	$39,502

Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

At March 31, 2006, the Company had commitments to purchase $1.6 billion and sell $0.2 billion in securities. In addition, the Company had approximately $2.6 billion of certificates of deposit scheduled to mature in less than one year and $6.6 billion of unfunded commitments to extend credit.

Guarantees

The Company provides guarantees to investors purchasing mortgage loans, which are considered standard representations and warranties within the mortgage industry. The primary guarantees are as follows:

•

The mortgage and the mortgage note have been duly executed and each is the legal, valid and binding obligation of the Company, enforceable in accordance with its terms. The mortgage has been duly acknowledged and recorded and is valid. The mortgage and the mortgage note are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto. If these claims prove to be untrue, the investor can require the Company to repurchase the loan and return all loan purchase and servicing release premiums.

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

Management has determined that the maximum potential liability under these guarantees is $11.7 million and $18.3 million based on all available information at March 31, 2006 and December 31, 2005, respectively. The current carrying amount of the liability recorded at March 31, 2006 is $0.2 million and is considered adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2006, management estimated that the maximum potential liability under this arrangement is equal to approximately $330 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 16—SEGMENT INFORMATION

The segments presented below reflect the manner in which the Company’s chief operating decision maker assesses the Company’s performance. The Company has two segments: retail and institutional.

Retail includes:

•	investing, trading, cash management and lending products and services to individuals; and

•	stock plan administration products and services.

Institutional includes:

•	balance sheet management activities including generation of institutional net interest spread, gain on sales of loans and securities, net and management income;

•	market-making; and

•	global equity execution and settlement services.

The retail segment originates loans through lending activities. Retail segment loan originations that are not sold directly to outside parties are sold at arm’s length prices to the institutional segment which manages the Company’s balance sheet. The Company evaluates the performance of its segments based on segment contribution (net revenue less expense excluding interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Interest income	$318,202	$453,476	$(177,384)	$594,294
Interest expense	(112,282)	(334,607)	177,384	(269,505)

Net interest income	205,920	118,869	—	324,789
Provision for loan losses	—	(10,197)	—	(10,197)

Net interest income after provision for loan losses	205,920	108,672	—	314,592

Commission	135,864	40,005	—	175,869
Service charges and fees	26,924	5,066	—	31,990
Principal transactions	—	30,692	—	30,692
Gain on sales of loans and securities, net	8,727	2,901	—	11,628
Other revenue	35,719	1,836	(3,977)	33,578

Total non-interest income	207,234	80,500	(3,977)	283,757

Total net revenue	413,154	189,172	(3,977)	598,349

Expenses excluding interest:
Compensation and benefits	71,207	44,781	—	115,988
Clearing and servicing	17,365	49,900	(3,977)	63,288
Advertising and market development	33,055	1,726	—	34,781
Communications	28,483	2,925	—	31,408
Professional services	22,318	5,437	—	27,755
Depreciation and amortization	14,568	4,221	—	18,789
Occupancy and equipment	18,987	1,517	—	20,504
Amortization of other intangibles	9,873	1,459	—	11,332
Facility restructuring and other exit activities	375	(628)	—	(253)
Other	19,589	11,416	—	31,005

Total expense excluding interest	235,820	122,754	(3,977)	354,597

Segment income	$177,334	$66,418	$—	$243,752

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Three Months Ended March 31, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Interest income	$135,097	$290,277	$(88,853)	$336,521
Interest expense	(43,184)	(194,298)	88,691	(148,791)

Net interest income	91,913	95,979	(162)	187,730
Provision for loan losses	—	(12,040)	—	(12,040)

Net interest income after provision for loan losses	91,913	83,939	(162)	175,690

Commission	80,688	29,206	—	109,894
Service charges and fees	29,575	3,718	—	33,293
Principal transactions	—	29,840	161	30,001
Gain on sales of loans and securities, net	16,378	28,637	—	45,015
Other revenue	27,522	4,093	(8,111)	23,504

Total non-interest income	154,163	95,494	(7,950)	241,707

Total net revenue	246,076	179,433	(8,112)	417,397

Expenses excluding interest:
Compensation and benefits	58,136	34,324	—	92,460
Clearing and servicing	9,400	41,691	(8,112)	42,979
Advertising and market development	23,187	3,395	—	26,582
Communications	14,413	2,625	—	17,038
Professional services	14,429	5,273	—	19,702
Depreciation and amortization	14,876	2,200	—	17,076
Occupancy and equipment	13,523	3,929	—	17,452
Amortization of other intangibles	2,613	2,370	—	4,983
Facility restructuring and other exit activities	(335)	892	—	557
Other	14,575	11,797	—	26,372

Total expense excluding interest	164,817	108,496	(8,112)	265,201

Segment income	$81,259	$70,937	$—	$152,196

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of March 31, 2006	$14,803,732	$32,581,161	$—	$47,384,893
As of December 31, 2005	$12,901,008	$31,666,678	$—	$44,567,686

No single customer accounted for more than 10% of total revenue for the three months ended March 31, 2006 or 2005.

NOTE 17—SUBSEQUENT EVENT

On April 5, 2006, the Company called the remaining $92.6 million principal amount of its 6.00% Notes for redemption on April 26, 2006. This call was completed on April 26, 2006. Below is a table showing the timing and impact of the calls during March and April (dollars and shares in millions):

	Debt Redeemed	Common Stock Shares Issued	Cash Paid
First call in March 2006(1)
March redemptions	$36.3	1.5	$—
April redemptions	56.3	2.4	0.9
Second call in April 2006(2)	92.6	3.9	0.9

Total redemptions	$185.2	7.8	$1.8

(1)	In March 2006, the Company called $92.6 million of its convertible subordinated notes. See Note 10—Corporate Debt for additional information.
(2)	All redemptions occurred in April.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

In June 2002, we acquired from MarketXT Holdings, Inc. (formerly known as Tradescape Corporation) (“MarketXT”) certain entities referred to as Tradescape Securities, LLC, Tradescape Technologies, LLC and Momentum Securities, LLC. Numerous disputes have arisen among the parties regarding the value of and responsibility for various liabilities that first became apparent following the sale. The parties have been unable to resolve these disputes and have asserted claims against each other. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and other third parties, including SBI and Softbank Corporation, alleging that the defendants acted improperly in preventing plaintiffs from obtaining certain contingent payments and claiming damages of $1.5 billion. On April 9, 2004, we filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and monetary damages in an amount to be proven at trial for defendants’ fraud in connection with the 2002 sale transaction, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities during the due diligence process. We amended our complaint in October 2004 to add additional defendants. In January 2005, we filed an adversary proceeding against MarketXT and others seeking compensatory and punitive damages, and certain declaratory relief in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor” and a separate adversary proceeding against Omar Amanat, in the same bankruptcy court in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted various counterclaims, including some of the claims MarketXT had asserted in its district court action (which action MarketXT subsequently abandoned), seeking unspecified damages according to proof at trial. We have moved to dismiss certain aspects of MarketXT’s counterclaim, and discovery related to the adversary proceeding continues. In April 2006, Omar Amanat answered the Company’s adversary proceeding against him and asserted his counterclaims. The Company continues to believe that the claims brought against it by MarketXT and Omar Amanat are without merit and intends both to vigorously defend all such claims and to fully pursue its own claims as described above.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost and the diversion of the efforts of management, either of which could have a material adverse effect on our results of operations. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business, which could have a material adverse effect on our financial position, results of operations or cash flows.

We maintain insurance coverage that we believe is reasonable and prudent. The principal insurance coverage we maintain covers: commercial general liability; property damage; hardware/software damage; cyber liability; directors and officers; employment practices liability; certain criminal acts against the Company; and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley

*31.2	Certification—Section 302 of the Sarbanes-Oxley

*32.1	Certification—Section 906 of the Sarbanes-Oxley

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006

E*TRADE Financial Corporation (Registrant)

By	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)