Form 10-Q
period 2006-06-30
E TRADE FINANCIAL CORP
filed 2006-08-08
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 3, 2006, there were 427,191,281 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2006

Unless otherwise indicated, references to “the Company,” “We,” “Us,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank (“Bank”), ClearStation, Equity Edge, Equity Resource, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

This information is set forth immediately following Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

Certain statements made in this document are forward-looking statements that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may sometimes be identified by words such as “expect,” “may,” “looking forward,” “we plan,” “we believe,” “are planned,” “could be” or “currently anticipate.” Although we believe these statements to be true, we give no assurance that any such plans, intentions or expectations will be achieved. Actual results, performance or achievements may differ materially from those contemplated, expressed or implied by any forward-looking statements, and we caution that we do not undertake to update forward-looking statements. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2005 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors.”

We further caution that there may be risks associated with owning our securities other than those discussed in such filings.

GLOSSARY OF TERMS

In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the “Glossary of Terms,” which is located at the end of Item 2.

OVERVIEW

Strategy

Our strategy centers on strengthening and growing our retail business and leveraging that growth in our institutional business. We strive to further develop our retail business by acquiring, expanding and retaining our relationships with global retail customers. We offer our retail and institutional customers a comprehensive suite of investing, trading, banking and lending products. We plan to grow those relationships by using technology to deliver an attractive combination of product, service and price to the value-driven customer. We also intend to grow, where appropriate, through targeted acquisitions which leverage our existing business platform.

As we expand our global customer base, and increase the retail customer cash and credit products we hold on our balance sheet, we believe that our business will benefit. As our institutional business manages our balance sheet on an enterprise-wide basis, we become less dependent on revenue from market-driven customer trading activity, and our income, while still positioned to benefit from a strong equity market, becomes more recurring in nature. As a result, net operating interest income has become our leading category of revenue, and we anticipate this trend will continue.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for our products and services;

•	competitors’ pricing on similar products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	successful retention of Harrisdirect, LLC (“Harrisdirect”) and BrownCo, LLC (“BrownCo”) customers;

•	deepening customer acceptance of our investing, trading, banking and lending products, including E*TRADE Complete;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended June 30,		Variance	As of or For the Six Months Ended June 30,		Variance
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Customer Activity Metrics:
Retail client assets (dollars in billions)	$180.7	$96.7	87%	$180.7	$96.7	87%
Customer cash and deposits (dollars in billions)	$30.7	$18.7	64%	$30.7	$18.7	64%
Daily average revenue trades	165,602	80,869	105%	173,318	84,385	105%
Average commission per trade	$12.23	$13.78	(11)%	$12.16	$14.41	(16)%
Products per customer	2.1	2.0	5%	2.1	2.0	5%
Company Financial Metrics:
Revenue growth	58%	4%	54%	50%	7%	43%
Enterprise net interest spread (basis points)	291	245	19%	290	243	19%
Enterprise interest-earning assets (average in billions)	$44.1	$32.1	37%	$42.7	$30.6	40%
Operating margin	43%	36%	7%	42%	36%	6%
Compensation and benefits as a % of revenue	21%	22%	(1)%	20%	22%	(2)%

Customer Activity Metrics

•	Retail client assets are an indicator of the value of our relationship with the customer. An increase in retail client assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and a key driver of net operating interest income.

•	Daily average revenue trades (“DARTs”) are an indicator of the volume of equity trades our retail customers conduct and are the predominant driver of commission revenue.

•	Average commission per trade is impacted by the mix between our retail domestic and international businesses. This is an indicator of changes in our customer mix, product mix or product pricing.

•	Products per customer is an indicator of our customer engagement and how well our suite of products and services appeal to our customer base. We believe increases to this measure represent better overall customer engagement with our products and services.

Company Financial Metrics

•	Revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. When coupled with operating margin, the two provide information about the general success of our business.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets are an indicator of our ability to generate net operating interest income, and growth in these assets indicates our ability to grow net operating interest income.

•	Operating margin is an indicator of the profitability of our operations.

•	Compensation and benefits as a percentage of revenue is an indicator of our productivity. In recent periods, we have grown our revenue faster than our compensation expense. This ratio coupled with operating margin is an indictor of our increasing efficiency.

Significant Events in the Second Quarter of 2006

BrownCo Customer Conversion

We converted BrownCo customers to the E*TRADE Financial platform, which was a key step in the integration of the BrownCo customer base. This allows us to deliver our functionality and services to these customers while reducing the costs associated with maintaining the BrownCo legacy platform.

Announced Intent to Acquire Retirement Advisors of America (“RAA”)

We announced our intent to acquire RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets. We believe this acquisition will strengthen our regional adviser business, which delivers localized wealth management services and advice to retail clients with a minimum of $250,000 in assets. The purchase of RAA was completed on August 1, 2006.

Enhancements to the Complete Investment Account

We launched a series of functionality enhancements to the E*TRADE Complete Investment Account designed to help retail customers optimize their investing and borrowing relationships while evaluating their portfolio risk, including Intelligent Lending Optimizer, Intelligent Investing Optimizer and Risk Analyzer. We believe these new free tools will help customers better manage their security holdings, cash and credit products.

Development of Automated Trading Strategies Functionality

We developed new conditional orders functionality for retail customers including trailing stops for options and group orders such as contingent, one-cancels-all, one-triggers-all and one-triggers-one-cancels-other orders.

When combined with the conditional order functionality already available to customers, such as trailing stops and bracketed orders for stocks, we believe this functionality will allow our customers to better manage risk.

Upgraded Credit Rating

Moody’s Investors Services, a credit agency, upgraded our senior unsecured debt rating by two increments to Ba2 from B1 and the long-term deposit rating of E*TRADE Bank by two increments to Baa3 from Ba2. We believe that our improved profitability and the diversity of our business model were key factors in receiving these upgrades and that these upgrades are an important acknowledgement of the progress we have made as a company.

Enhanced Distribution Network

We enhanced our distribution network by opening three new E*TRADE Financial centers during the period. With the addition of centers in Farmington, MI; Garden City, NY; and Torrance, CA, we increased the number of our nationwide financial centers to a total of 20.

Summary Financial Results

Income Statement Highlights for the Three and Six Months Ended June 30, 2006 (dollars in millions, except per share data)

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Total net revenue	$611.4	$387.7	58%	$1,209.7	$805.1	50%
Net income	$156.5	$101.6	54%	$299.0	$193.6	54%
Diluted net earnings per share	$0.36	$0.27	33%	$0.69	$0.51	35%
Operating margin	$260.8	$141.3	85%	$504.5	$293.5	72%
Operating margin (%)	43%	36%	7%	42%	36%	6%

During the second quarter of 2006, we continued to improve our financial performance, as both total net revenue and net income increased over 50% when compared to the corresponding period in the prior year. We believe these increases were driven both by our acquisitions of Harrisdirect and BrownCo as well as by our ability to grow customer cash and deposits, margin receivables and DARTs. The growth in customer cash and deposits and margin receivables were the primary drivers of our increase in net operating interest income, and the growth in DARTs was the primary driver of our increase in commission revenue. We were able to achieve this growth while increasing our operating margin to 43% in the second quarter of 2006 from 36% when compared to the same period in the prior year. We believe this growth in operating margin reflects increasing efficiencies in our operations.

Net operating interest income after provision for loan losses increased 71% to $334.3 million for the three months ended June 30, 2006, compared with the same period in 2005. Net operating interest income benefited from increases in customer cash and deposits coupled with growth in interest-earning assets. Customer cash and deposits, our lowest cost sources of funds, increased $12.0 billion compared to the same period in 2005. The increase in customer cash and deposits resulted both from our acquisitions, which added $8.0 billion of customer cash and deposits, and from organic growth, which added $4.0 billion. We believe our organic growth is a result, in part, of the Intelligent Cash Optimizer within E*TRADE Complete, which continues to drive growth in customer cash and deposit balances. Average enterprise interest-earning assets increased by $12.0 billion compared to the same period in 2005, partially driven by our acquisitions which added $3.9 billion of margin receivables to our balance sheet.

Commission revenue increased 69% to $167.3 million for the three months ended June 30, 2006, compared with the same period in 2005. The primary driver of this growth was an increase in DARTs to 165,602, an increase of 105% compared to the same quarter in 2005. Our U.S. DART volume increased 109% from the prior year, driven by both our acquisitions of BrownCo and Harrisdirect as well as organic customer growth and engagement. Our international DARTs grew by 82% compared to the same quarter in 2005. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time it will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 12% of trading volume versus 10% a year ago.

Balance Sheet Highlights (dollars in billions)

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Total assets	$48.9	$44.6	10%
Total enterprise interest-earning assets	$45.1	$41.1	10%
Average loans, net and margin receivables as a percentage of enterprise interest-earning assets(1)(2)	62%	61%	1%
Average retail deposits and free credits as a percentage of enterprise interest-bearing liabilities(1)(2)	63%	54%	9%

(1)	The table data on average enterprise interest-earning assets, loans, net and margin receivables, retail deposits and free credits has been prepared on the same basis as our disclosures with respect to the Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies”.
(2)	Percentages calculated reflect data for the three months ended June 30, 2006 and December 31, 2005.

The increase in total assets was primarily attributable to increases of $1.4 billion in loans receivable, net and $0.9 billion in brokerage receivables, net.

Loans, net were $21.0 billion at June 30, 2006, and $19.5 billion at December 31, 2005. We continue to focus our efforts on growing our residential mortgage loan portfolios, including one- to four-family and home equity loans, and allowing our consumer loan portfolio to decline. Our real estate loan portfolio grew $1.7 billion from December 31, 2005, offset by a decline of $0.2 billion in our consumer portfolio.

Brokerage receivables, net were $8.1 billion at June 30, 2006, up from $7.2 billion at December 31, 2005. Margin receivables accounted for $1.5 billion of the increase in brokerage receivables, net during the six months ended June 30, 2006, which was offset by the decrease in deposits paid for securities borrowed. There was a corresponding increase in brokerage payables, up $0.5 billion from December 31, 2005, to $7.9 billion at June 30, 2006. Both increases were attributable, in part, to the Harrisdirect conversion during the first quarter of 2006 and growth from existing and new customers.

Retail deposits and free credits were $26.1 billion, up 23% or $4.9 billion during the first six months of 2006. The increase related to the Harrisdirect conversion, as well as organic growth in checking, money market and certificates of deposit accounts. Retail deposits and free credits are two of our lowest cost sources of funding and are important contributors to our net operating interest income growth. In addition to acquired customer growth, we experienced organic growth which we believe is a result of our introduction of the E*TRADE Complete Intelligent Cash Optimizer, as well as an overall focus on product, service and price for our global retail customers.

EARNINGS OVERVIEW

Net income from continuing operations increased 43% to $156.7 million and 42% to $299.7 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. We experienced strong growth in customer cash and deposits as well as in DARTs. We also experienced growth in customer margin balances. In addition, we were able to achieve this growth while increasing our operating margin to 43%

in the second quarter of 2006 from 36% when compared to the same period in the prior year. We believe this growth in operating margin is reflective of increasing efficiencies in our operations.

During the period, we modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage,” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 8 to the consolidated financial statements.

In particular, we report corporate interest income and expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of our success in our banking, lending and balance sheet management businesses. Our corporate debt, which is the primary source of our corporate interest expense, has been used primarily to finance acquisitions, such as Harrisdirect and BrownCo, and generally has not been contributed down to any of our operating subsidiaries.

Similarly, we report gain on sales and impairment of investments separately from gain on sales of loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain on sales of loans and securities, net are the result of activities in our operations, namely our lending and balance sheet management businesses. Gain on sales and impairment of investments relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense), income tax expense and discontinued operations.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Revenue:
Operating interest income	$660,373	$387,749	$272,624	70%	$1,254,667	$724,270	$530,397	73%
Operating interest expense	(315,771)	(179,640)	(136,131)	76%	(585,276)	(328,431)	(256,845)	78%

Net operating interest income	344,602	208,109	136,493	66%	669,391	395,839	273,552	69%
Provision for loan losses	(10,270)	(12,997)	2,727	(21)%	(20,467)	(25,037)	4,570	(18)%

Net operating interest income after provision for loan losses	334,332	195,112	139,220	71%	648,924	370,802	278,122	75%

Commission	167,296	98,939	68,357	69%	343,165	208,833	134,332	64%
Service charges and fees	33,640	34,453	(813)	(2)%	65,630	67,746	(2,116)	(3)%
Principal transactions	31,590	21,753	9,837	45%	62,282	51,754	10,528	20%
Gain on sales of loans and securities, net	11,107	17,256	(6,149)	(36)%	22,735	62,271	(39,536)	(63)%
Other revenue	33,393	20,174	13,219	66%	66,971	43,678	23,293	53%

Total non-interest income	277,026	192,575	84,451	44%	560,783	434,282	126,501	29%

Total net revenue	$611,358	$387,687	$223,671	58%	$1,209,707	$805,084	$404,623	50%

Net operating interest income after provision for loan losses continues to be our largest source of revenue and now represents 55% and 54% of total net revenue for the three and six months ended June 30, 2006, respectively. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance

	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Revenue:
Net operating interest income after provision for loan losses	55%	50%	5%	54%	46%	8%
Commission	27	26	1	28	26	2
Service charges and fees	6	9	(3)	5	8	(3)
Principal transactions	5	6	(1)	5	6	(1)
Gain on sales of loans and securities, net	2	4	(2)	2	8	(6)
Other revenue	5	5	—	6	6	—

Total net revenue	100%	100%	—%	100%	100%	—%

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 71% to $334.3 million and 75% to $648.9 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase in net operating interest income is primarily due to growth in enterprise interest-earning assets coupled with an increase in enterprise net interest spread. The growth in enterprise interest-earning assets was driven by increases in both loans, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans, net and margin receivables as a percentage of average enterprise interest-earning assets increased 11% to 62% and 13% to 63% for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Average retail deposits and free credits as a percentage of average enterprise interest-bearing liabilities increased 10% to 63% and 11% to 64% for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, and has been prepared on the same basis as our disclosures with respect to E*TRADE Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended June 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$20,419,936	$303,499	5.95%	$14,289,236	$183,999	5.15%
Margin receivables	6,982,867	123,390	7.09%	2,169,299	32,800	6.06%
Mortgage-backed and related available-for-sale securities	11,715,510	147,374	5.03%	9,449,551	98,855	4.18%
Available-for-sale investment securities	3,048,166	47,287	6.21%	3,328,278	42,835	5.15%
Trading securities	142,452	2,946	8.27%	215,438	2,328	4.32%
Cash and cash equivalents(1)	1,260,684	13,421	4.27%	2,128,841	15,866	2.99%
Stock borrow and other	493,981	8,795	7.14%	495,314	5,281	4.28%

Total enterprise interest-earning assets	$44,063,596	646,712	5.87%	$32,075,957	381,964	4.77%

Enterprise interest-bearing liabilities:
Retail deposits	$19,848,322	115,062	2.33%	$12,248,939	49,629	1.63%
Brokered certificates of deposit	577,068	6,696	4.65%	456,724	3,782	3.32%
Free credits	6,416,136	16,957	1.06%	3,704,143	5,075	0.55%
Repurchase agreements and other borrowings	10,580,283	129,103	4.83%	10,409,126	87,507	3.36%
Federal Home Loan Bank (“FHLB”) advances	2,842,198	32,207	4.48%	3,001,297	27,500	3.62%
Stock loan and other	1,133,694	8,487	3.00%	505,064	1,660	1.32%

Total enterprise interest-bearing liabilities	$41,397,701	308,512	2.96%	$30,325,293	175,153	2.32%

Enterprise net interest income/spread		$338,200	2.91%		$206,811	2.45%

Reconciliation from enterprise net interest income to net operating interest income

(dollars in thousands):

	Three Months Ended June 30,
	2006	2005
Enterprise net interest income(2)	$338,200	$206,811
Taxable equivalent interest adjustment	(4,306)	(2,672)
Stock conduit, net(3)	132	311
Customer cash held by third parties(4)	10,576	3,659

Net operating interest income	$344,602	$208,109

(1)	Includes segregated cash balances.
(2)	Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.
(3)	Net operating interest income earned on average stock conduit assets of $0.4 billion and $0.7 billion for the quarters ended June 30, 2006 and 2005, respectively.
(4)	Includes interest earned on average customer assets of $3.4 billion and $1.6 billion for the quarters ended June 30, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$19,997,845	$584,769	5.85%	$13,243,046	$337,187	5.09%
Margin receivables	6,731,622	228,294	6.84%	2,190,250	63,266	5.82%
Mortgage-backed and related available-for-sale securities	11,138,767	272,878	4.90%	9,180,921	187,829	4.09%
Available-for-sale investment securities	2,785,456	84,676	6.08%	3,475,941	86,227	4.96%
Trading securities	140,566	5,594	7.96%	370,181	6,839	3.70%
Cash and cash equivalents(1)	1,403,846	29,320	4.21%	1,680,176	23,887	2.87%
Stock borrow and other	512,204	16,525	6.51%	446,137	9,303	4.21%

Total enterprise interest-earning assets	$42,710,306	1,222,056	5.73%	$30,586,652	714,538	4.67%

Enterprise interest-bearing liabilities:
Retail deposits	$18,988,979	205,567	2.18%	$12,058,373	89,860	1.50%
Brokered certificates of deposit	499,266	10,809	4.37%	373,144	6,003	3.24%
Free credits	6,586,985	33,330	1.02%	3,276,752	7,128	0.44%
Repurchase agreements and other borrowings	10,219,654	240,623	4.68%	10,242,035	169,972	3.32%
FHLB advances	2,947,569	64,746	4.37%	2,484,343	45,444	3.64%
Stock loan and other	903,005	12,684	2.83%	466,669	2,605	1.13%

Total enterprise interest-bearing liabilities	$40,145,458	567,759	2.83%	$28,901,316	321,012	2.24%

Enterprise net interest income/spread		$654,297	2.90%		$393,526	2.43%

Reconciliation from enterprise net interest income to net operating interest income

(dollars in thousands):

	Six Months Ended June 30,
	2006	2005
Enterprise net interest income(2)	$654,297	$393,526
Taxable equivalent interest adjustment	(7,698)	(5,270)
Stock conduit, net(3)	394	534
Customer cash held by third parties(4)	22,398	7,049

Net operating interest income	$669,391	$395,839

(1)	Includes segregated cash balances.
(2)	Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.
(3)	Net operating interest income earned on average stock conduit assets of $0.6 billion for both the six months ended June 30, 2006 and 2005.
(4)	Includes interest earned on average customer assets of $3.5 billion and $2.3 billion for the six months ended June 30, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Despite the flat to inverted yield curve during the period, enterprise net interest spread increased by 46 basis points to 2.91% and by 47 basis points to 2.90% for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This increase was primarily the result of our ability to grow low-cost deposits and free credits during these periods, which in turn funded our growth in loans, net and margin receivables.

Average enterprise interest-earning assets increased 37% to $44.1 billion and 40% to $42.7 billion for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Average loans, net and margin receivables grew 66% to $27.4 billion and 73% to $26.7 billion for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Average loans, net grew as a result of our focus on mortgage loan products, specifically our home equity lines of credit (“HELOC”) portfolio. The margin loan portfolio grew, in part, as a result of our acquisitions of Harrisdirect and BrownCo, as well as organic growth.

Average enterprise interest-bearing liabilities increased 37% to $41.4 billion and 39% to $40.1 billion for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase in average enterprise interest-bearing liabilities was primarily in low-cost customer cash and deposits. Average retail deposits and free credits increased 65% to $26.3 billion and 67% to $25.6 billion for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Increases in average retail deposits and free credits were driven by our acquisitions of Harrisdirect and BrownCo, as well as by organic growth.

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

Provision for Loan Losses

Provision for loan losses decreased 21% to $10.3 million and 18% to $20.5 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The decrease in the provision for loan losses is primarily related to a lower provision for our consumer loan portfolio in connection with the decline in the overall consumer loan portfolio. However, we anticipate that the provision for our mortgage portfolio will increase as we grow our mortgage portfolio and we expect the provision for the mortgage portfolio to increase at a higher rate than the decline in the provision for our consumer portfolio.

During the third quarter of 2005, Hurricane Katrina inflicted significant damage to the Gulf Coast. At June 30, 2006, our mortgage loan portfolio included receivables of $0.6 billion in the Federal Emergency Management Agency designated impact areas. As of June 30, 2006, 99% of the loans were performing in accordance with the note terms. We do not anticipate significant credit losses from this natural disaster but will continue to closely monitor the performance of these loans.

Commission

Commission revenue increased 69% to $167.3 million and 64% to $343.2 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The primary factors that affect our commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

Average commission per trade decreased 11% and 16% for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. A change in the composition of our retail customer base, increased market pressures and strategic pricing have resulted in lower average commission per trade. In addition, we extended a conversion-related free trade offer to Harrisdirect customers during the first three months of the year.

Retail commission revenue increased $56.3 million and $111.4 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic and overall market growth in domestic equity, international equity and option trades.

Due to the factors described above, our 105% growth in DARTs for both the three and six months ended June 30, 2006, equated to a 79% and 73% increase in retail commission revenue during the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005; however, our business model derives revenue from not only trades but also from other aspects of the relationship we have with our customers, especially those who maintain deposits, free credit and lending balances with us. Our average customer uses at least 2 products or services from our suite of retail products, which is the main driver in our diversification of revenue. For the three and six months ended June 30, 2006, retail commission revenue represents 21% and 22% of total net revenue, respectively.

Institutional commission revenue increased $12.1 million and $22.9 million for the three and six months ended June 30, 2006 compared to the same periods in 2005. These increases were due to a more favorable trading environment and to the continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Service Charges and Fees

Service charges and fees decreased 2% to $33.6 million and 3% to $65.6 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This decrease was primarily due to a decrease in account maintenance fees, offset by an increase in advisory service fees. As our overall retail customer base became more engaged with us, an increased number of those customers exceeded the minimum activity levels required in order to avoid the account maintenance fee. We expect our account maintenance fee income to continue to decline over time; however, we expect our advisory service fee income, which is not currently a significant portion of service charges and fees, to increase over time as we focus on growing this product.

Principal Transactions

Principal transactions increased 45% to $31.6 million and 20% to $62.3 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Principal transactions increased due to higher trading volumes and market volatility slightly offset by a decrease in the average revenue earned per trade. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net decreased 36% to $11.1 million and 63% to $22.7 million for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Gain on sales of originated loans:
Mortgage loans	$2,647	$9,465	$(6,818)	(72)%	$5,819	$20,141	$(14,322)	(71)%
Consumer loans (1)	34	2,903	(2,869)	(99)%	180	12,194	(12,014)	(99)%

Gain on sales of originated loans	2,681	12,368	(9,687)	(78)%	5,999	32,335	(26,336)	(81)%
Loss on sales of loans held-for-sale, net	(409)	(717)	308	(43)%	(1,098)	(899)	(199)	22%

Gain on sales of loans, net	2,272	11,651	(9,379)	(80)%	4,901	31,436	(26,535)	(84)%
Gain on sales of securities, net	8,835	5,605	3,230	58%	17,834	30,835	(13,001)	(42)%

Total gain on sales of loans and securities, net	$11,107	$17,256	$(6,149)	(36)%	$22,735	$62,271	$(39,536)	(63)%

(1)	Consumer loans originated by our retail segment are sold to our institutional segment at an arm’s length transfer price. The gains (losses) associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net during the three and six months ended June 30, 2006 was primarily due to lower sales of mortgage and consumer loans compared to the same periods in 2005. We are making an effort to retain more originated mortgage loans on the balance sheet, allowing us to retain the customer relationship and drive growth in net operating interest income. The decline in sales of mortgage loans was driven by a decline in originations due to higher interest rates and slower housing sales. Gain on sales of consumer loans was lower due to the sale of the consumer finance business in 2005. Lower gain on sales of securities, net resulted from lower sales volumes in the six months ended June 30, 2006 compared to the same period last year.

Other Revenue

Other revenue increased 66% to $33.4 million and 53% to $67.0 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increases were the result of higher payment for order flow from improved option and equity trading volumes, offset by decreases in proprietary fund revenue relating to the closure of certain of our proprietary funds. In addition, other revenue includes foreign exchange margin revenue, stock plan administration products revenue and other revenue ancillary to our retail customer transactions.

Expense Excluding Interest

The components of expense excluding interest and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Compensation and benefits	$125,641	$84,928	$40,713	48%	$241,629	$177,388	$64,241	36%
Clearing and servicing	64,138	42,811	21,327	50%	127,426	85,790	41,636	49%
Advertising and marketing development	30,420	26,482	3,938	15%	65,201	53,064	12,137	23%
Communications	27,834	19,402	8,432	43%	59,242	36,440	22,802	63%
Professional services	23,219	16,763	6,456	39%	50,974	36,465	14,509	40%
Depreciation and amortization	18,827	17,791	1,036	6%	37,616	34,867	2,749	8%
Occupancy and equipment	20,428	16,972	3,456	20%	40,932	34,424	6,508	19%
Amortization of other intangibles	11,972	4,386	7,586	173%	23,304	9,369	13,935	149%
Facility restructuring and other exit activities	2,884	407	2,477	*	2,631	964	1,667	*
Other	25,208	16,416	8,792	54%	56,213	42,788	13,425	31%

Total expense excluding interest	$350,571	$246,358	$104,213	42%	$705,168	$511,559	$193,609	38%

*	Percentage not meaningful

Expense excluding interest increased 42% to $350.6 million and 38% to $705.2 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase in expense excluding interest was primarily driven by higher trading volumes, our larger balance sheet, our acquisitions in 2005 and the expensing of stock options(1).

Compensation and Benefits

Compensation and benefits increased 48% to $125.6 million and 36% to $241.6 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This increase is primarily due to three factors: (1) higher numbers of employees in our service organization; (2) stock option expense(1); and (3) an increase in variable and incentive compensation. These increases in compensation are in line with the increase in activity levels and performance of our business. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this increase. This ratio declined from 22% for the six months ended June 30, 2005 to 20% for the six months ended June 30, 2006.

Clearing and Servicing

Clearing and servicing expense increased 50% to $64.1 million and 49% to $127.4 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This increase is a result of higher trading volumes and higher loan balances during the period.

(1)	In July 2005 we early adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), Share-Based Payment, which requires the expensing of stock options. Stock option expense was $7.0 million and $13.8 million for the three and six months ended June 30, 2006. There was no stock option expense in the three and six months ended June 30, 2005, as these quarters were prior to our adoption.

Communications

Communications expense increased 43% to $27.8 million and 63% to $59.2 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase is due to expenses associated with communications to our newly acquired customers from Harrisdirect and BrownCo. In addition, variable expenses such as quote services and trade confirmations increased with our increase in trading volume.

Professional Services

Professional services increased 39% to $23.2 million and 40% to $51.0 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase is primarily due to third party support services, including technology and transitional service agreements, associated with our acquisitions of Harrisdirect and BrownCo.

Amortization of Other Intangibles

Amortization of other intangibles increased 173% to $12.0 million and 149% to $23.3 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. The increase in amortization expense is primarily due to the increase in customer-related intangible assets, which were created as a result of the Harrisdirect and BrownCo acquisitions.

Facility Restructuring and Other Exit Activities

Facility and restructuring costs were $2.9 million and $2.6 million for the three and six months ended June 30, 2006, respectively. During the period, we decided to relocate certain functions out of the state of California. This expense represents a charge for severance for those employees to whom we have communicated our plans and who will be terminated as part of this relocation. We expect this expense item to increase over the second half of 2006 as we expect to cease using these facilities during that period.

Other

Other expenses increased 54% to $25.2 million and 31% to $56.2 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This increase is primarily related to lower expenses in 2005 due to an elimination of a liability associated with a reacquired licensing agreement in Asia. The elimination of this liability lowered expenses in 2005 by $7.2 million and was a non-recurring event.

Other Income (Expense)

Other income (expense) decreased to an expense of $19.0 million and to an expense of $41.1 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Other income (expense):
Corporate interest income	$2,188	$2,425	$(237)	(10)%	$4,149	$4,387	$(238)	(5)%
Corporate interest expense	(36,114)	(11,625)	(24,489)	211%	(76,622)	(23,192)	(53,430)	230%
Gain on sales and impairment of investments	15,290	30,607	(15,317)	(50)%	32,906	46,144	(13,238)	(29)%
Loss on early extinguishment of debt	(568)	—	(568)	*	(703)	—	(703)	*
Equity in income (loss) of investments and venture funds	189	1,398	(1,209)	(86)%	(818)	4,039	(4,857)	*

Total other income (expense)	$(19,015)	$22,805	$(41,820)	*	$(41,088)	$31,378	$(72,466)	*

*	Percentage not meaningful

Other income (expense) decreased compared to the same periods in 2005 primarily due to higher corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $15.3 million and $32.9 million for the three and six months ended June 30, 2006 in gain on sales and impairment of investments. During the six months ended June 30, 2006, we sold shares of our investments in Softbank Investment Corporation (“SBI”) and International Stock Exchange resulting in gains of $33.6 million. For the six months ended June 30, 2005, our gain on sale of shares of SBI, TD AMERITRADE Holding Corporation and Archipelago Holdings, LLC was $45.6 million.

Income Tax Expense

Income tax expense from continuing operations increased $30.3 million or 55% and $50.5 million or 45% during the three and six months ended June 30, 2006 compared to the same periods in 2005. The increase in income tax expense was related to the increase in pre-tax income over the comparable periods. Our effective tax rates for the six months ended June 30, 2006 and June 30, 2005 were 35.3% and 34.9%, respectively. The effective tax rate for the six months ended June 30, 2005 included a $2.5 million tax benefit related to the favorable resolution of a previously accrued foreign business liability. Without this event, the effective tax rate would have been 35.6% for the six months June 30, 2005. The decrease in the 2006 tax rate compared to this adjusted 2005 tax rate was primarily due to a decrease in our overall effective state tax rate due to our changing geographic footprint, as well as an increase in our foreign earnings.

In prior years, we incurred significant losses in our international operations. In connection with these losses we recorded a deferred tax asset associated with the ability to carry these losses forward as a deduction against future income for income tax purposes. However, we provided a valuation allowance against a portion of this deferred tax asset since we determined that it was more likely than not that these tax benefits would not be realized. In recent periods, certain of these international operations have reached a level of profitability, which if sustained may require us to reverse all or some portion of the valuation allowance related to such international operations. The tax benefit from such a reversal would reduce our effective tax rate in the interim period in which it is recognized.

Discontinued Operations

Our net loss from discontinued operations decreased 97% to $0.2 million and 96% to $0.7 million during the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, our discontinued operations included operating results from our E*TRADE Professional agency business. In the period ended June 30, 2005, discontinued operations also included operating losses from our consumer loan origination business and our E*TRADE Professional proprietary trading business, both of which were sold or discontinued during 2005.

SEGMENT RESULTS REVIEW

Retail

Retail segment income increased 111% to $189.5 million and 114% to $366.8 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Retail segment income:
Net operating interest income after provision for loan losses	$228,706	$98,465	$130,241	132%	$434,626	$190,378	$244,248	128%
Commission	127,567	71,316	56,251	79%	263,431	152,004	111,427	73%
Service charges and fees	27,803	30,175	(2,372)	(8)%	54,727	59,750	(5,023)	(8)%
Gain on sales of loans and securities, net	8,958	17,834	(8,876)	(50)%	17,685	34,212	(16,527)	(48)%
Other revenue	35,152	26,725	8,427	32%	70,871	54,247	16,624	31%

Net segment revenue	428,186	244,515	183,671	75%	841,340	490,591	350,749	71%
Total segment expense	238,695	154,526	84,169	54%	474,515	319,343	155,172	49%

Total retail segment income	$189,491	$89,989	$99,502	111%	$366,825	$171,248	$195,577	114%

Key Metrics:
Retail client assets (dollars in billions)	$180.7	$96.7	$84.0	87%	$180.7	$96.7	$84.0	87%
Customer cash and deposits (dollars in billions)	$30.7	$18.7	$12.0	64%	$30.7	$18.7	$12.0	64%
DARTs	165,602	80,869	84,733	105%	173,318	84,385	88,933	105%
Average commission per trade	$12.23	$13.78	$(1.55)	(11)%	$12.16	$14.41	$(2.25)	(16)%
Average margin receivables (dollars in billions)	$7.0	$2.2	$4.8	218%	$6.7	$2.2	$4.5	205%
Products per customer	2.1	2.0	0.1	5%	2.1	2.0	0.1	5%

Our retail segment generates revenue from investing, trading, banking and lending relationships with retail customers. These relationships essentially drive five sources of revenue including net operating interest income; commission; service charges and fees; gain on sales of loans and securities, net; and other revenue. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships. Our geographically dispersed retail accounts grew 20% from June 30, 2005 to June 30, 2006. As of June 30, 2006, we had approximately 3.6 million active trading and investing accounts and 0.7 million active lending and deposit accounts.

The increase in retail segment income during the three and six months ended June 30, 2006 compared to the same periods a year ago was due to an increase in net operating interest income after provision for loan losses and commission revenue, offset by lower gains on sales of loans and securities, net. Retail net operating interest income after provision for loan losses increased 132% to $228.7 million and 128% to $434.6 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Customer cash and deposits increased 64% at June 30, 2006 compared to June 30, 2005. Higher customer cash and deposit balances translate into a lower cost of funds as deposits increased in comparison to other borrowings. Average margin receivables increased 218% to $7.0 billion and 205% to $6.7 billion for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Higher margin balances translate into a higher interest rate earned on interest-earning assets. Net operating interest income growth included the impact of the Harrisdirect and BrownCo acquisitions.

Retail commission revenue increased 79% to $127.6 million and 73% to $263.4 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005, due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic growth in domestic equity, international equity and option trades.

A shift in the composition of our retail customer base and customer tier-based pricing changes has resulted in a lower average commission per trade. In addition, during the first quarter of 2006, we extended a conversion-related free trade offer to the Harrisdirect customer base. These factors resulted in a 11% and 16% decrease in average commission per trade for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. Due to these factors, our 105% growth in DARTs equated to a 79% and 73% increase in retail commission revenue during the three and six months ended June 30, 2006, respectively; however, we derive revenue not only from trades but also from other aspects of the relationship we have with our customers, especially customers who maintain deposits and free credits with us. As such, while retail commission revenue increased 79% and 73% during the three and six months ended June 30, 2006, total retail segment income increased 111% and 114%, respectively.

Offsetting these increases were lower gains on the sales of loans and securities, net of $9.0 million for the three months ended June 30, 2006 due to lower gains on the sales of originated mortgage loans. In addition, service charges and fees decreased $2.4 million for the second quarter of 2006 compared to the same period in 2005, and decreased $5.0 million for the six months ended June 30, 2006 compared to the same period in 2005. As our overall retail customer base became more engaged with us, an increased number of those customers exceeded the minimum activity levels required and avoided account maintenance fees.

While retail segment expense increased $84.2 million and $155.2 million for the three and six months ended June 30, 2006, respectively, it remained consistent at 56% of net segment revenue, down from 63% and 65%, compared to the same periods in 2005. This decline reflects the operating leverage in our retail business.

Institutional

Institutional segment income increased 39% to $71.3 million and 13% to $137.7 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Institutional segment income:
Net operating interest income after provision for loan losses	$105,626	$96,647	$8,979	9%	$214,298	$180,586	$33,712	19%
Commission	39,729	27,623	12,106	44%	79,734	56,829	22,905	40%
Service charges and fees	5,837	4,278	1,559	36%	10,903	7,996	2,907	36%
Principal transactions	31,590	21,753	9,837	45%	62,282	51,593	10,689	21%
Gain on sales of loans and securities, net	2,149	(578)	2,727	*	5,050	28,059	(23,009)	(82)%
Other revenue	1,751	1,418	333	23%	3,587	5,511	(1,924)	(35)%

Net segment revenue	186,682	151,141	35,541	24%	375,854	330,574	45,280	14%
Total segment expense	115,386	99,801	15,585	16%	238,140	208,297	29,843	14%

Total institutional segment income	$71,296	$51,340	$19,956	39%	$137,714	$122,277	$15,437	13%

Key Metrics:
Total non-performing loans, net as a % of gross loans held-for-investment	0.22%	0.15%	*	0.07%	0.22%	0.15%	*	0.07%
Average revenue capture per 1,000 equity shares	$0.387	$0.515	$(0.128)	(25)%	$0.325	$0.394	$(0.069)	(18)%

*	Percentage not meaningful

Our institutional segment generates earnings from balance sheet management activities, market-making and global execution and settlement services. Balance sheet management activities include purchasing loan receivables from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income. Retail trading order flow is leveraged by the institutional segment to generate additional revenue for the Company.

Net operating interest income after provision for loan losses increased 9% to $105.6 million and 19% to $214.3 million for the three and six months ended June 30, 2006, respectively, compared to the three and six months ended June 30, 2005. This increase was primarily a result of growth in interest-earning assets, which was funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment either to purchase interest-earning assets or pay down wholesale liabilities.

The increase in institutional commissions is due to a more favorable trading environment and our continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

The increase in net operating interest income after provision for loan losses and commission revenue was offset by a planned decrease in gain on sales of loans and securities, net. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. Based on the current composition of our balance sheet, we determined that during the six months ended June 30, 2006, it was not advantageous to sell securities at similar levels as the same period in the prior year.

The increase in expense was mainly volume-related. Compensation and benefits expense increased due to increases in volume- and performance-based compensation and expensing of stock options. Clearing and servicing expense increased due to increased overall trading volumes and the increase in our loan portfolio.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Assets:
Cash and equivalents (including cash and investments required to be segregated under Federal or other regulations)	$1,145,239	$1,454,362	(21)%
Trading securities	122,017	146,657	(17)%
Available-for-sale mortgage-backed and investment securities	14,741,457	12,763,438	15%
Loans held-for-sale	145,135	87,371	66%
Brokerage receivables, net	8,058,148	7,174,175	12%
Loans receivable, net	20,871,740	19,424,895	7%
Other assets	3,809,063	3,516,788	8%

Total assets	$48,892,799	$44,567,686	10%

Liabilities and shareholders’ equity:
Deposits	$21,202,870	$15,948,015	33%
Securities sold under agreements to repurchase	10,184,813	11,101,542	(8)%
Brokerage payables	7,854,477	7,342,208	7%
Other borrowings	3,489,708	4,206,996	(17)%
Corporate debt	1,829,333	2,022,701	(10)%
Other liabilities	484,613	546,664	(11)%

Total liabilities	45,045,814	41,168,126	9%
Shareholders’ equity	3,846,985	3,399,560	13%

Total liabilities and shareholders’ equity	$48,892,799	$44,567,686	10%

During the period, we re-aligned our balance sheet to consolidate several categories and changed the name of “Other borrowings by Bank subsidiary” to “Other borrowings.” Other borrowings include non-Bank subsidiary term notes previously classified in “Accounts payable, accrued and other liabilities.” Categories consolidated and related changes include:

•	“Investment in Federal Home Loan Bank stock” was added to “Available-for-sale mortgage-backed and investment securities”;

•	“Derivative assets” and “Accrued interest receivable” were added to “Other assets”; and

•	“Derivative liabilities” was added to “Accounts payable, accrued and other liabilities.”

These categories were consolidated with other similar items in our balance sheet presentation. The notes to our consolidated financial statements continue to include detailed information about the individual items no longer listed on the face of the balance sheet.

The increase in total assets was primarily the result of growth in loans receivable, net and brokerage receivables, net. The growth in brokerage receivables, net was driven in part from our conversion of Harrisdirect customers as well as by growth from existing and new customers. The growth in loans receivable, net was the result of our continued focus on growing our residential mortgage loan portfolios, including one- to four-family mortgages and home equity loans.

The increase in total liabilities was primarily attributable to a $5.3 billion increase in deposits due to higher sweep deposit accounts (“SDA”) and money market deposits resulting, in part, from our conversion of Harrisdirect customers, as well as from growth from existing and new customers. The increase in liabilities was partially offset by declines in securities sold under agreements to repurchase and other borrowings, which was primarily a result of our growth in deposits.

The conversion of Harrisdirect customers to the E*TRADE Financial platform during the first quarter of 2006 facilitated the transfer of customer brokerage receivables, deposits and customer brokerage payables from a third party provider. Customer brokerage receivables or margin loans of $0.8 billion were transferred to our balance sheet. In addition, sweep deposit balances of $2.7 billion and brokerage payables, more specifically free credits, of $1.3 billion were also moved to our balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Real estate loans:
One- to four-family	$8,194,720	$7,091,664	16%
HELOC, second mortgage and other	8,707,572	8,106,820	7%
Consumer and other loans:
Recreational vehicle	2,521,364	2,692,055	(6)%
Marine	723,225	752,645	(4)%
Credit card	202,444	188,600	7%
Automobile	136,585	235,388	(42)%
Other	158,404	97,436	63%
Unamortized premiums, net	294,547	323,573	(9)%
Allowance for loan losses	(67,121)	(63,286)	6%

Total loans receivable, net	$20,871,740	$19,424,895	7%

Loans receivable, net increased 7% to $20.9 billion at June 30, 2006 from $19.4 billion at December 31, 2005. We continue to focus our growth in real estate loans while allowing our consumer loans to decline. We anticipate that our mortgage and HELOC portfolios will continue to increase during 2006, and we believe this will improve our credit risk profile. We anticipate that recreational vehicle and marine loan balances will continue to decline over time due to the sale of the E*TRADE Consumer Finance Corporation in 2005, and automobile loans will continue to decline due to our exit of the automobile origination business in 2004. Other loans include commercial loans which increased 71% to $151 million during the six months ended June 30, 2006.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate as it affects adjustable-rate loans; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In general, we believe the allowance for loan losses should be equal to at least twelve months of probable projected losses for all loan types. We believe this level is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowances as % of Consumer and Other Loans Receivable	Allowance	Allowances as % of Real Estate Loans Receivable	Allowance	Allowances as % of Total Loans Receivable
June 30, 2006	$32,660	0.86%	$34,461	0.20%	$67,121	0.32%
March 31, 2006	$33,108	0.85%	$31,401	0.20%	$64,509	0.33%
December 31, 2005	$32,379	0.80%	$30,907	0.20%	$63,286	0.32%

The following table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$64,509	$51,884	$63,286	$47,681
Provision for loan losses	10,270	12,997	20,467	25,037

Charge-offs	(13,113)	(14,459)	(27,972)	(27,310)
Recoveries	5,455	4,996	11,340	10,010

Net charge-offs	(7,658)	(9,463)	(16,632)	(17,300)

Allowance for loan losses, end of period	$67,121	$55,418	$67,121	$55,418

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

During the six months ended June 30, 2006, the allowance for loan losses increased by $3.8 million from the level at December 31, 2005. The increase was primarily due to growth in the real estate loan portfolio. Compared to June 30, 2005, the allowance for loan losses balance increased $11.7 million. This increase was mainly attributable to an increase of $5.5 billion in the real estate loans receivable portfolio over the same period. We believe that these increases to the allowance are the result of growth in the loan portfolio and do not indicate a decline in overall credit quality.

Net charge-offs for the three and six months ended June 30, 2006 compared to the same periods in 2005 decreased $1.8 million and $0.7 million, respectively. The decrease was due to lower net charge-offs on consumer loans, as we exited the consumer finance businesses in 2005, offset by higher net charge-offs on real estate loans due to growth in the real estate loan portfolio. Annualized net charge-offs as a percentage of average loans receivable, net were 0.15% at June 30, 2006 compared to 0.27% at June 30, 2005.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	June 30, 2006	December 31, 2005
Real estate loans	$41,362	$27,635
Consumer and other loans	5,255	7,019

Total nonperforming loans, net	46,617	34,654
Real estate owned (“REO”) and other repossessed assets, net	8,741	6,555

Total nonperforming assets, net	$55,358	$41,209

Total nonperforming loans, net as a % of total gross loans held-for-investment	0.22%	0.18%

Total allowance for loan losses as a percentage of total nonperforming loans, net	143.98%	182.62%

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During the six months ended June 30, 2006, our nonperforming assets, net increased $14.1 million from $41.2 million at December 31, 2005. The increase is attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $15.9 million, offset by a decrease in nonperforming consumer and other loans of $1.8 million. These trends are not the result of a deterioration or improvement in credit quality, but reflective of our targeted growth in real estate loans and the targeted decrease in consumer loans.

The allowance as a percentage of total nonperforming loans, net decreased 39% during the six months ended June 30, 2006. As our loan portfolio shifts to mortgage loans, where the risk of charge-off is generally less than the risk of charge-off on a consumer loan, the level of the allowance to nonperforming assets may continue to decrease.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent (“Special Mention” loans). Special Mention loans represented $129.3 million and $127.2 million of the total loan portfolio at June 30, 2006 and December 31, 2005, respectively. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was primarily due to an increase in the 30-day delinquency category of mortgage loans. Significant migration from this category to more serious delinquency classifications is not expected to occur.

Mortgage-Backed and Investment Securities Available-for-Sale

Available-for-sale securities are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$10,470,825	$9,427,521	11%
Collateralized mortgage obligations and other	1,047,686	995,891	5%

Total mortgage-backed securities	11,518,511	10,423,412	11%

Investment securities:
Asset-backed securities	2,048,560	1,365,754	50%
Publicly traded equity securities:
Preferred stock	323,908	288,365	12%
Corporate investments	94,444	147,400	(36)%
FHLB stock	157,750	198,700	(21)%
Other	598,284	339,807	76%

Total investment securities	3,222,946	2,340,026	38%

Total available-for-sale securities	$14,741,457	$12,763,438	15%

Available-for-sale securities represented 30% and 29% of total assets at June 30, 2006 and December 31, 2005, respectively. Available-for-sale securities increased to $14.7 billion at June 30, 2006, primarily due to the growth in our mortgage-backed and asset-backed securities portfolio. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. Based on this evaluation, we decided to grow our mortgage-backed and asset-backed securities portfolio during the current period.

As interest rates increase, the fair value of fixed-rate available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in 2006 if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Brokerage Receivables, Net and Brokerage Payables

Brokerage receivables, net were $8.1 billion at June 30, 2006, up from $7.2 billion at December 31, 2005. Margin receivables accounted for $1.5 billion of the increase in brokerage receivables, net during the six months ended June 30, 2006. There was a corresponding increase in brokerage payables, up $0.5 billion to $7.9 billion at June 30, 2006. Both increases were attributable, in part, to the Harrisdirect conversion and growth from existing and new customers during the period. Brokerage receivables, net and brokerage payables are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Receivables from customers and non-customers, net	$7,223,357	$5,678,923	27%
Receivables from brokers, dealers and clearing organizations	834,791	1,495,252	(44)%

Total brokerage receivables, net	$8,058,148	$7,174,175	12%

Payables to customers and non-customers	$5,772,174	$5,817,469	(1)%
Payable to brokers, dealers and clearing organizations	2,082,303	1,524,739	37%

Total brokerage payables	$7,854,477	$7,342,208	7%

Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Sweep deposit accounts (“SDA”)	$10,519,525	$7,733,267	36%
Money market and savings accounts	5,710,219	4,635,866	23%
Certificates of deposit	3,965,364	2,703,605	47%
Brokered certificates of deposit	643,540	484,612	33%
Checking accounts	364,222	390,665	(7)%

Total deposits	$21,202,870	$15,948,015	33%

Deposits represented 47% and 39% of total liabilities at June 30, 2006 and December 31, 2005, respectively. Deposits increased $5.3 billion to $21.2 billion at June 30, 2006, driven by a $2.8 billion increase in SDA, a $1.1 billion increase in money market and savings accounts and a $1.3 billion increase in certificates of deposit.

The increase in SDA was driven primarily by the Harrisdirect and BrownCo conversions. Prior to the conversions, Harrisdirect customer cash balances were swept to a third party and not reflected on our balance sheet, and BrownCo customer cash balances were generally kept in free credits. Our other deposit products have shown significant growth as a result of our focused sales and retention efforts, as well as the overall impact of the E*TRADE Complete Intelligent Cash Optimizer. E*TRADE Complete Intelligent Cash Optimizer enables customers to better determine the optimal use of their funds and has resulted in higher money market and certificates of deposit balances. The SDA, money market accounts and certificates of deposit generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Securities sold under agreements to repurchase	$10,184,813	$11,101,542	(8)%

FHLB advances	$2,944,402	$3,856,106	(24)%
Subordinated debentures	349,987	305,046	15%
Other	195,319	45,844	326%

Total other borrowings	$3,489,708	$4,206,996	(17)%

Securities sold under agreements to repurchase and total other borrowings decreased by 8% and 17%, respectively, when, compared to December 31, 2005. These borrowings are the primary wholesale funding sources of the Bank and are used to fund Bank asset purchases. The decline in these borrowings was primarily a result of our ability to grow deposits and therefore replace these wholesale funds with lower cost funding.

Corporate Debt

Corporate debt decreased 10% to $1.8 billion at June 30, 2006 compared to $2.0 billion at December 31, 2005. The Company called the entire $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”) for redemption during the six months ended June 30, 2006. See “Liquidity and Capital Resources—Corporate Debt” below.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from capital market activities and our operations in the retail and institutional segments. The segment cash flows provide capital to fund growth in our regulated subsidiaries. The Company’s cash and equivalents remained unchanged with no significant activity during the six months ended June 30, 2006.

Corporate Debt

During the six months ended June 30, 2006, the Company called the entire $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”) for redemption. In April 2006, the Company completed the partial redemption that was originally announced in March 2006 and called the remaining $92.6 million principal amount of its 6.00% Notes. The table below shows the timing and impact of these calls (dollars and shares in millions):

	Debt Redeemed	Common Stock Shares Issued	Cash Paid

First call in March 2006
March redemptions	$36.3	1.5	$—
April redemptions	56.3	2.4	0.9
Second call in April 2006(1)	92.6	3.9	0.9

Total redemptions	$185.2	7.8	$1.8

(1)	All redemptions occurred in April

Our current senior debt ratings are Ba2 (positive outlook) by Moody’s Investor Service, B+ (positive) by Standard & Poor’s and BB (low) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Baa3 by Moody’s Investor Service, BB+ (stable) by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements. Converging Arrows is a subsidiary of the parent company. At June 30, 2006, Converging Arrows had $188.0 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

The Bank is prohibited by regulations from lending to the parent company. At June 30, 2006, the Bank had approximately $228.5 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. The Bank is also required by the Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at June 30, 2006 and December 31, 2005.

Brokerage subsidiaries are prohibited from paying cash dividends, or making unsecured advances or loans to its parent or employees if such payment would result in net capital of less than 2% of aggregate debit balances or $250,000. At June 30, 2006 and December 31, 2005, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at June 30, 2006.

Other Sources of Liquidity

We maintain committed and uncommitted financing facilities with banks totaling $0.8 billion to meet corporate liquidity needs and finance margin lending. There were no outstanding balances and the full $0.8 billion was available under these lines at June 30, 2006 and December 31, 2005.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At June 30, 2006, the Bank had approximately $8.1 billion in additional borrowing capacity.

Other Liquidity Matters

We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire businesses or technologies or take advantage of unanticipated opportunities.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rate; deferred taxes and valuation allowances; and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.

REQUIRED FINANCIAL DATA

This section provides an update to information presented in our Form 10-K required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” that has not been incorporated elsewhere into Management’s Discussion and Analysis. The table in this section includes Bank subsidiary information only.

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Operating Interest Differential

The following tables present average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Three Months Ended June 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$20,419,936	$303,499	5.95%	$14,289,236	$183,999	5.15%
Mortgage-backed and related available-for-sale securities	11,715,510	147,374	5.03%	9,449,551	98,855	4.18%
Available-for-sale investment securities	3,048,166	47,287	6.21%	3,328,278	42,835	5.15%
Trading securities	142,452	2,946	8.27%	215,438	2,328	4.32%
Other	44,496	466	4.21%	42,130	226	2.15%

Total interest-earning banking assets(2)	35,370,560	501,572	5.67%	27,324,633	328,243	4.81%

Non-interest-earning banking assets	477,886			365,151

Total banking assets	$35,848,446			$27,689,784

Interest-bearing banking liabilities:
Retail deposits	$19,848,322	115,062	2.33%	$12,248,939	49,629	1.63%
Brokered certificates of deposit	577,068	6,696	4.65%	456,724	3,782	3.32%
Repurchase agreements and other borrowings	10,580,283	129,103	4.83%	10,409,126	87,507	3.36%
FHLB advances	2,842,198	32,207	4.48%	3,001,297	27,500	3.62%

Total interest-bearing banking liabilities	33,847,871	283,068	3.33%	26,116,086	168,418	2.59%

Non-interest-bearing banking liabilities	329,485			314,881

Total banking liabilities	34,177,356			26,430,967
Total banking shareholder’s equity	1,671,090			1,258,817

Total banking liabilities and shareholder’s equity	$35,848,446			$27,689,784

Excess of interest-earning banking assets over interest-bearing banking liabilities/net operating interest income	$1,522,689	$218,504		$1,208,547	$159,825

Bank net operating interest:
Spread			2.34%			2.22%
Margin (net yield on interest-earning banking assets)			2.47%			2.34%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.50%			104.63%
Return on average:(3)(4)
Total banking assets			1.04%			0.90%
Total banking shareholder’s equity			22.32%			19.86%
Average equity to average total banking assets			4.66%			4.55%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $4.3 million and $2.7 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on stand alone Bank results.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$19,997,845	$584,769	5.85%	$13,243,046	$337,187	5.09%
Mortgage-backed and related available-for-sale securities	11,138,767	272,878	4.90%	9,180,921	187,829	4.09%
Available-for-sale investment securities	2,785,456	84,676	6.08%	3,475,941	86,227	4.96%
Trading securities	140,566	5,594	7.96%	370,181	6,839	3.70%
Other	47,648	990	4.19%	37,870	384	2.05%

Total interest-earning banking assets(2)	34,110,282	948,907	5.56%	26,307,959	618,466	4.70%

Non-interest-earning banking assets	470,303			436,854

Total banking assets	$34,580,585			$26,744,813

Interest-bearing banking liabilities:
Retail deposits	$18,988,979	205,567	2.18%	$12,058,373	89,860	1.50%
Brokered certificates of deposit	499,266	10,809	4.37%	373,144	6,003	3.24%
Repurchase agreements and other borrowings	10,219,654	240,623	4.68%	10,242,035	169,972	3.32%
FHLB advances	2,947,569	64,746	4.37%	2,484,343	45,444	3.64%

Total interest-bearing banking liabilities	32,655,468	521,745	3.19%	25,157,895	311,279	2.49%

Non-interest-bearing banking liabilities	297,826			343,794

Total banking liabilities	32,953,294			25,501,689
Total banking shareholder’s equity	1,627,291			1,243,124

Total banking liabilities and shareholder’s equity	$34,580,585			$26,744,813

Excess of interest-earning banking assets over interest-bearing banking liabilities/net operating interest income	$1,454,814	$427,162		$1,150,064	$307,187

Bank net operating interest:
Spread			2.37%			2.21%
Margin (net yield on interest-earning banking assets)			2.50%			2.34%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.46%			104.57%
Return on average:(3)(4)
Total banking assets			1.01%			1.01%
Total banking shareholder’s equity			21.51%			21.64%
Average equity to average total banking assets			4.71%			4.65%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $7.7 million and $5.3 million for the six months ended June 30, 2006 and 2005, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on stand alone Bank results.

GLOSSARY OF TERMS

Adjusted total assets—Bank only assets primarily composed of total assets plus/(less) unrealized losses (gains) on available-for-sale securities, less deferred tax assets, goodwill and certain other intangible assets.

Average commission per trade—Total retail segment commission revenue divided by total number of retail trades.

Average equity to total banking assets—Average total banking shareholder’s equity divided by average total banking assets.

Basis point—One hundredth of a percentage point.

Cash flow hedge—Financial derivative instrument designated in a hedging relationship that mitigates exposure to variability in expected future cash flows attributable to a particular risk.

Charge-off—The result of removing a loan or portion of a loan from an entity’s balance sheet because the loan is considered to be uncollectible.

Clearing and servicing expense—A predominantly variable expense associated with our trading products and the servicing expense associated with our loan products.

Compensation and benefits as a percentage of revenue—Total compensation and benefits expense divided by total net revenue.

Corporate investments—Primarily equity investments held at the parent company level that are not related to the ongoing business of the Company’s operating subsidiaries.

Customer cash and deposits—Balances of all customer cash, including deposits, free credits and money market balances held by third parties.

Daily average revenue trades (“DARTs”)—Total revenue trades in a period divided by the number of trading days during that period.

Derivative—A financial instrument or other contract the price of which is directly dependent upon the value of one or more underlying securities, interest rates or any agreed upon pricing index. Derivatives cover a wide assortment of financial contracts, including forward contracts, options and swaps.

E*TRADE Complete—An integrated investing, trading, banking and lending product that allows customers to manage their relationships with the Company through one account. E*TRADE Complete helps customers optimize cash and credit by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit.

Enterprise interest-bearing liabilities—Liabilities such as customer deposits, repurchase agreements, other borrowings and advances from the FHLB, certain customer credit balances and stock loan programs on which the Company pays interest; excludes customer money market balances held by third parties.

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans receivable, mortgage-backed and available-for-sale securities, margin loans, stock borrow balances, and cash required to be segregated under regulatory guidelines that earn interest for the Company.

Enterprise net interest income—The taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties.

Enterprise net interest spread—The taxable equivalent rate earned on average enterprise interest-earning assets less the rate paid on average enterprise interest-bearing liabilities, excluding corporate interest-earning assets and liabilities, stock conduit and cash held by third parties.

Fair value hedge—Financial derivative instrument designated in a hedging relationship that mitigates exposure to changes in the fair value of a recognized asset or liability or a firm commitment.

Free credits—Balances held in Brokerage customer accounts arising from deposits of funds and sales of securities.

GAAP—Accounting principles generally accepted in the United States of America.

Interest-bearing banking liabilities—Liabilities such as customer deposits, repurchase agreements, other borrowings and advances from the FHLB on which the Company pays interest.

Interest-earning banking assets—Assets such as loans receivable, mortgage-backed and available-for-sale securities, trading securities and cash that earn interest for the Company.

Interest rate cap—An options contract which puts an upper limit on a floating exchange rate. The writer of the cap has to pay the holder of the cap the difference between the floating rate and the upper limit when that upper limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate floor—An options contract which puts a lower limit on a floating exchange rate. The writer of the floor has to pay the holder of the floor the difference between the floating rate and the lower limit when that lower limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate swaps—Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contacts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

Margin loans—The extension of credit to brokerage customers of the Company, where the loan is secured with securities owned by the customer.

Net interest spread—The difference between the weighted-average yields earned on interest-earning assets and the weighted-average yields paid on interest-bearing liabilities.

Net Present Value of Equity (“NPVE”)—The present value of expected cash inflows from existing assets, minus the present value of expected cash outflows from existing liabilities, plus the expected cash inflows and outflows from existing derivatives and forward commitments. This calculation is performed for the Bank.

Nonperforming assets—Assets that do not earn income, including those originally acquired to earn income (delinquent loans) and those not intended to earn income (REO). Loans are classified as nonperforming when full and timely collection of interest and principal becomes uncertain or when the loans are 90 days past due.

Notional amount—The specified dollar amount underlying a derivative on which the calculated payments are based.

Operating margin—Percentage of net revenue that goes to net income before other income (expense), income taxes, minority interest and discontinued operations. It is calculated by dividing our income before other income (expense), income taxes, minority interest and discontinued operations by our total net revenue.

Options—Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a period or at a specified date in the future.

Organic—Business related to new and existing customers as opposed to acquisitions (referred to as “core” in previous filings).

Principal transactions—Transactions that primarily consist of revenue from market-making activities.

Product—An account feature that generates revenue, such as a margin enabled account, or an account function that creates a deeper customer relationship, such as “Bill Pay.”

Products per customer—Average number of our products that a customer actively uses.

Real-estate owned repossessed assets (“REO”)—Ownership of real property by the Company, generally acquired as a result of foreclosure.

Repurchase agreement—An agreement giving the seller of an asset the right or obligation to buy back the same or similar securities at a specified price on a given date. These agreements are generally collateralized by mortgage-backed or investment-grade securities.

Retail deposits—Balances of retail customer cash held at the Bank; excludes brokered certificates of deposit.

Return on average total banking assets—Annualized Bank net income from continuing operations divided by average banking assets.

Return on average total banking shareholder’s equity—Annualized Bank net income from continuing operations divided by average banking shareholder’s equity.

Retail client assets—Market value of all client assets held by the Company including security holdings, customer cash and deposits and vested unexercised options.

Revenue growth—The difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings assigned by the OTS to assets and off-balance sheet instruments for capital adequacy calculations. This calculation is for the Bank only.

Stock conduit—The borrowing of shares from a Broker-Dealer and subsequently lending the same shares to another Broker-Dealer netting a fee.

Sweep deposit accounts (“SDA”)—Accounts with the functionality to transfer brokerage cash balances to and from an FDIC-insured money market account at the Bank.

Taxable equivalent interest adjustment—The operating interest income earned on certain assets is completely or partially exempt from federal and/or state income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparison of yields and margins for all interest-earning assets, the interest income earned on tax exempt assets in increased to make it fully equivalent to interest income on other taxable investments. This adjustment is done for the analytic purposes in the net enterprise interest income/spread calculation and is not made on the Consolidated Statement of Income, as that is not permitted under GAAP.

Tier 1 Capital—Adjusted equity capital used in the calculation of capital adequacy ratios at the Bank as required by the OTS. Tier 1 capital equals: total shareholder’s equity at the Bank, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less deferred tax assets, goodwill and certain other intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is primarily related to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable-rate and fixed-rate assets, liabilities and derivatives in a way that reduces our overall exposure to changes in interest rates. This analysis is based on complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2006, 92% of our total assets were interest-earning assets.

At June 30, 2006, approximately 59% of our total assets were residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

Our liability structure consists of transactional deposit relationships, such as money market accounts; certificates of deposit; securities sold under agreements to repurchase; free credits; wholesale collateralized borrowings from the FHLB and other entities; and long term notes. Our transactional deposit accounts and free credits tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities and money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances and long-term notes generally have fixed rates.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the Bank level and not for the Company. The Bank has 79% of our interest-earning assets at June 30, 2006 and December 31, 2005, and holds 78% and 77% of our interest-bearing liabilities at June 30, 2006 and December 31, 2005, respectively. Interest-earning assets not included in the NPVE approach are floating-rate brokerage receivables and a small portfolio of trading securities. Interest-bearing liabilities not currently included in the analysis consist of brokerage payables and corporate level long-term debt.

The sensitivity of NPVE at June 30, 2006 and December 31, 2005 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
	June 30, 2006		December 31, 2005
Parallel Change in Interest Rates (bps)	Amount	Percentage	Amount	Percentage
+300	$(482,251)	(19)%	$(490,045)	(22)%	(55)%
+200	$(310,792)	(13)%	$(298,476)	(13)%	(30)%
+100	$(148,709)	(6)%	$(115,244)	(5)%	(20)%
-100	$51,135	2%	$(49,256)	(2)%	(20)%
-200	$(132,204)	(5)%	$(382,924)	(17)%	(30)%

Under criteria published by the Office of Thrift Supervision, the Bank’s overall interest rate risk exposure at June 30, 2006 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Bank’s Asset Liability Committee monitors the Bank’s interest rate risk position.

Mortgage Production Activities

Our current strategy is to retain more originated mortgage loans on the balance sheet, thus reducing current period income related to the sales of these loans. Holding mortgage assets on the balance sheet involves risks including exposure to interest rate fluctuations between the commitment and funding dates and prepayment risk. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, these write-offs may result in lower than anticipated yields. The Bank’s Asset Liability Committee reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. Commitments to originate mortgage loans were $0.1 billion at both June 30, 2006 and December 31, 2005. IRLCs were valued as a $0.2 million liability and a $1.6 million asset at June 30, 2006 and December 31, 2005, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Operating interest income	$660,373	$387,749	$1,254,667	$724,270
Operating interest expense	(315,771)	(179,640)	(585,276)	(328,431)

Net operating interest income	344,602	208,109	669,391	395,839
Provision for loan losses	(10,270)	(12,997)	(20,467)	(25,037)

Net operating interest income after provision for loan losses	334,332	195,112	648,924	370,802

Commission	167,296	98,939	343,165	208,833
Service charges and fees	33,640	34,453	65,630	67,746
Principal transactions	31,590	21,753	62,282	51,754
Gain on sales of loans and securities, net	11,107	17,256	22,735	62,271
Other revenue	33,393	20,174	66,971	43,678

Total non-interest income	277,026	192,575	560,783	434,282

Total net revenue	611,358	387,687	1,209,707	805,084

Expense excluding interest:
Compensation and benefits	125,641	84,928	241,629	177,388
Clearing and servicing	64,138	42,811	127,426	85,790
Advertising and market development	30,420	26,482	65,201	53,064
Communications	27,834	19,402	59,242	36,440
Professional services	23,219	16,763	50,974	36,465
Depreciation and amortization	18,827	17,791	37,616	34,867
Occupancy and equipment	20,428	16,972	40,932	34,424
Amortization of other intangibles	11,972	4,386	23,304	9,369
Facility restructuring and other exit activities	2,884	407	2,631	964
Other	25,208	16,416	56,213	42,788

Total expense excluding interest	350,571	246,358	705,168	511,559

Income before other income (expense), income taxes, minority interest and discontinued operations	260,787	141,329	504,539	293,525
Other income (expense):
Corporate interest income	2,188	2,425	4,149	4,387
Corporate interest expense	(36,114)	(11,625)	(76,622)	(23,192)
Gain on sales and impairment of investments	15,290	30,607	32,906	46,144
Loss on early extinguishment of debt	(568)	—	(703)	—
Equity in income (loss) of investments and venture funds	189	1,398	(818)	4,039

Total other income (expense)	(19,015)	22,805	(41,088)	31,378

Income before income taxes, minority interest and discontinued operations	241,772	164,134	463,451	324,903
Income tax expense	85,080	54,745	163,775	113,256
Minority interest in subsidiaries	—	6	—	58

Net income from continuing operations	156,692	109,383	299,676	211,589
Discontinued operations, net of tax:
Loss from discontinued operations	(208)	(5,225)	(721)	(15,437)
Loss on disposal of discontinued operations	—	(2,591)	—	(2,591)

Net loss from discontinued operations	(208)	(7,816)	(721)	(18,028)

Net income	$156,484	$101,567	$298,955	$193,561

Basic earnings per share from continuing operations	$0.37	$0.30	$0.72	$0.58
Basic loss per share from discontinued operations	(0.00)	(0.02)	(0.00)	(0.05)

Basic net earnings per share	$0.37	$0.28	$0.72	$0.53

Diluted earnings per share from continuing operations	$0.36	$0.29	$0.69	$0.56
Diluted loss per share from discontinued operations	(0.00)	(0.02)	(0.00)	(0.05)

Diluted net earnings per share	$0.36	$0.27	$0.69	$0.51

Shares used in computation of per share data:
Basic	421,929	365,180	418,324	365,643
Diluted	439,460	376,345	435,918	377,511

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and equivalents	$876,405	$844,188
Cash and investments required to be segregated under Federal or other regulations	268,834	610,174
Trading securities	122,017	146,657
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $10,587,017 at June 30, 2006 and $11,792,684 at December 31, 2005)	14,741,457	12,763,438
Loans held-for-sale	145,135	87,371
Brokerage receivables, net	8,058,148	7,174,175
Loans receivable, net (net of allowance for loan losses of $67,121 at June 30, 2006 and $63,286 at December 31, 2005)	20,871,740	19,424,895
Property and equipment, net	302,701	299,256
Goodwill	2,019,197	2,003,456
Other intangibles, net	503,979	532,108
Other assets	983,186	681,968

Total assets	$48,892,799	$44,567,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$21,202,870	$15,948,015
Securities sold under agreements to repurchase	10,184,813	11,101,542
Brokerage payables	7,854,477	7,342,208
Other borrowings	3,489,708	4,206,996
Senior notes	1,391,250	1,401,947
Mandatory convertible notes	438,083	435,589
Convertible subordinated notes	—	185,165
Accounts payable, accrued and other liabilities	484,613	546,664

Total liabilities	45,045,814	41,168,126

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 425,924,023 at June 30, 2006 and 416,582,164 at December 31, 2005	4,259	4,166
Additional paid-in capital (“APIC”)	3,187,067	2,990,676
Retained earnings	879,385	580,430
Accumulated other comprehensive loss	(223,726)	(175,712)

Total shareholders’ equity	3,846,985	3,399,560

Total liabilities and shareholders’ equity	$48,892,799	$44,567,686

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$156,484	$101,567	$298,955	$193,561
Other comprehensive loss
Available-for-sale securities:
Unrealized gains (losses), net	(125,208)	73,327	(181,891)	46,241
Less impact of realized gains (transferred out of accumulated other comprehensive income) and included in net income, net	(14,695)	(26,935)	(27,523)	(50,722)

Net change from available-for-sale securities	(139,903)	46,392	(209,414)	(4,481)

Cash flow hedging instruments:
Unrealized gains (losses), net	75,209	(133,599)	150,743	(99,603)
Amortization of losses into operating interest expense related to de-designated cash flow hedges deferred in accumulated other comprehensive income, net	1,824	12,334	5,080	26,841

Net change from cash flow hedging instruments	77,033	(121,265)	155,823	(72,762)

Foreign currency translation gains (losses)	3,668	(6,792)	5,577	(14,488)

Other comprehensive loss	(59,202)	(81,665)	(48,014)	(91,731)

Comprehensive income	$97,282	$19,902	$250,941	$101,830

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$—	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	—	—	—	298,955	—	298,955
Other comprehensive loss	—	—	—	—	—	—	—	(48,014)	(48,014)
Exercise of stock options and warrants, including tax benefit	—	—	3,145	31	44,170	—	—	—	44,201
Issuance of common stock upon conversion of 6% convertible debt	—	—	7,772	78	183,333	—	—	—	183,411
Repurchases of common stock	—	—	(2,030)	(20)	(48,253)	—	—	—	(48,273)
Issuance of restricted stock	—	—	620	6	(6)	—	—	—	—
Cancellation of restricted stock	—	—	(83)	(1)	1	—	—	—	—
Retirement of restricted stock to pay taxes	—	—	(82)	(1)	(1,969)	—	—	—	(1,970)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	19,230	—	—	—	19,230
Other	—	—	—	—	(115)	—	—	—	(115)

Balance, June 30, 2006	—	$—	425,924	$4,259	$3,187,067	$—	$879,385	$(223,726)	$3,846,985

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,234,093	$(18,419)	$150,018	$(141,199)	$2,228,202
Net income	—	—	—	—	—	—	193,561		193,561
Other comprehensive loss	—	—	—	—	—	—		(91,731)	(91,731)
Exercise of stock options and warrants, including tax benefit	—	—	2,994	30	24,298	—	—	—	24,328
Issuance of common stock upon acquisition	—	—	220	2	2,739	—	—	—	2,741
Repurchases of common stock	—	—	(3,951)	(39)	(48,902)	—	—	—	(48,941)
Issuance of restricted stock	—	—	748	7	8,593	(8,600)	—	—	—
Cancellation of restricted stock	—	—	(341)	(3)	(2,953)	2,956	—	—	—
Retirement of restricted stock to pay taxes	—	—	(32)	—	(448)	—	—	—	(448)
Amortization of deferred stock compensation prior to adoption of SFAS No. 123(R), net of cancellations and retirements	—	—	—	—	—	1,974	—	—	1,974
Other	(3)	—	3	—	102	—	—	—	102

Balance, June 30, 2005	1,300	$13	369,265	$3,693	$2,217,522	$(22,089)	$343,579	$(232,930)	$2,309,788

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$298,955	$193,561
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,467	25,037
Depreciation and amortization (including discount amortization and accretion)	144,358	186,422
Gain on sales and impairment of investments	(40,024)	(100,165)
Minority interest in subsidiaries and equity in (income) loss of investments	764	(3,147)
Unrealized loss (gain) on venture funds	54	(950)
Non-cash facility restructuring costs and other exit activities	2,631	4,785
Stock-based compensation	19,230	1,974
Other	11,948	(12,547)
Net effect of changes in assets and liabilities:
Decrease (increase) in cash and investments required to be segregated under Federal or other regulations	343,110	(757,411)
Increase in brokerage receivables	(879,404)	(472,993)
Increase in brokerage payables	501,837	1,167,407
Proceeds from sales, repayments and maturities of loans held-for-sale	517,194	2,076,535
Purchases of loans held-for-sale	(913,378)	(1,998,063)
Proceeds from sales, repayments and maturities of trading securities	783,705	4,171,506
Purchases of trading securities	(485,671)	(3,808,339)
Other assets	(82,485)	(23,965)
Accrued interest receivable and payable, net	(2,148)	(24,096)
Accounts payable, accrued and other liabilities	(22,447)	3,567
Facility restructuring liabilities	(7,031)	(3,823)

Net cash provided by operating activities	211,665	625,295

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(5,124,950)	(7,933,571)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	2,697,868	9,313,695
Net increase in loans receivable	(1,447,412)	(4,172,459)
Purchases of property and equipment	(42,597)	(37,641)
Cash used in business acquisitions, net(1)	(11,646)	(4,937)
Cash flow from derivatives hedging assets, net	24,620	(87,522)
Other	17,564	15,740

Net cash used in investing activities	$(3,886,553)	$(2,906,695)

(1)	In 2006, cash used in business acquisitions was related to the BrownCo purchase price true-up based on the final acquisition balance sheet.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	$5,256,350	$768,111
Advances from the FHLB	930,100	13,151,000
Payments on advances from the FHLB	(1,840,100)	(10,809,000)
Net decrease in securities sold under agreements to repurchase	(913,735)	(550,593)
Net increase (decrease) in other borrowed funds	148,534	(14,714)
Payments for redemption of 6% convertible notes	(1,754)	—
Proceeds from issuance of common stock from employee stock transactions	28,641	18,403
Tax benefit from tax deductions in excess of compensation expense recognition	15,560	5,925
Repurchases of common stock	(48,273)	(48,941)
Proceeds from issuance of subordinated debentures and trust preferred securities	44,900	—
Net cash flow from derivatives hedging liabilities	86,882	(83,226)
Other	—	(93)

Net cash provided by financing activities	3,707,105	2,436,872

Increase in cash and equivalents	32,217	155,472
Cash and equivalents, beginning of period	844,188	939,906

Cash and equivalents, end of period	$876,405	$1,095,378

Supplemental disclosures:
Cash paid for interest	$616,052	$346,509
Cash paid for income taxes	$108,511	$64,587
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$29,119	$25,247
Reclassification of loans held-for-sale to loans held-for-investment	$73,190	$98,955
Issuance of common stock to retire debentures	$183,411	$—

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to the consumer under the brand “E*TRADE Financial.” The Company offers investing, trading, banking and lending products and services to its retail and institutional customers.

Basis of Presentation—These consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and do not include all disclosures found in our annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three and six months ended June 30, 2006 may not be indicative of future results. Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2, the operations of certain businesses have been accounted for as discontinued operations in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

New Income Statement Reporting Format—We modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 8 to the consolidated financial statements.

In particular, we report corporate interest income and expense separately from operating interest income and expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and expense is generated from the operations of the Company and is a broad indicator of our success in our banking, lending and balance sheet management businesses. Our corporate debt, which is the primary source of the corporate interest expense has been used primarily to finance acquisitions, such as Harrisdirect and BrownCo and generally has not been contributed down to any of our operating subsidiaries.

Similarly, we report gain on sales and impairment of investments separately from gain on sales of loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain on sales of loans and securities, net are the result of activities in our operations, namely our lending and balance sheet management businesses. Gain on sales and impairment of investments relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

New Balance Sheet Reporting Format—We re-aligned our balance sheet to consolidate several categories and to change the name of “Other borrowings by Bank subsidiary” to “Other borrowings.” Other borrowings include non-Bank subsidiary term notes, previously classified in “Accounts payable, accrued and other liabilities.” Categories consolidated include the following:

•	“Investment in Federal Home Loan Bank stock” was added to “Available-for-sale mortgage-backed and investment securities”;

•	“Derivative assets” and “Accrued interest receivable” were added to “Other assets”; and

•	“Derivative liabilities” was added to “Accounts payable, accrued and other liabilities.”

These categories were consolidated with other similar items in our balance sheet presentation. The notes to our consolidated financial statements include detailed derivative asset and liability information.

Use of Estimates—The financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rates; deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

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

SFAS No. 156—Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company has not determined the impact of implementation but does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

FIN No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109. The interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by mandating a consistent approach to recognizing income tax benefits, and applies to all tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. Specifically, the interpretation requires a two prong approach be followed in connection with recognizing any financial statement benefit relating to income taxes. First, a tax position must be “more likely than not” of ultimately being sustained if challenged by taxing authorities before any tax benefit can be recognized. This threshold must be met assuming that the tax authorities will examine the tax position. Second, the amount of tax benefit related to any such tax position recorded in the financial statements is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authorities.

The interpretation also contains guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of the interpretation will be reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The Company is in the process of determining the amount of the cumulative effect this interpretation will require or whether it will have a material effect on our financial condition.

NOTE 2—DISCONTINUED OPERATIONS

E*TRADE Consumer Finance Corporation

In October 2005, the Company completed the sale of the servicing and origination businesses of E*TRADE Consumer Finance Corporation. The exit of the servicing business did not qualify as a discontinued operation; however, the origination business did qualify as a discontinued operation.

The following table summarizes the results of discontinued operations for the origination business (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue (loss)	$—	$121	$—	$(6,733)

Loss from discontinued operations	$—	$(4,687)	$—	$(16,699)
Income tax benefit	—	(1,793)	—	(6,388)

Loss from discontinued operations, net of tax	$—	$(2,894)	$—	$(10,311)

E*TRADE Professional Securities, LLC and E*TRADE Professional Trading, LLC

In May 2005, the Company closed E*TRADE Professional Securities, LLC, a unit that conducted proprietary trading operations. In December 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC. The Company executed a sale agreement on February 17, 2006 and settled this transaction on July 3, 2006. Information related to this sale is reported as a subsequent event in Note 18.

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$2,825	$6,055	$5,526	$15,784

Loss from discontinued operations	$(341)	$(3,841)	$(1,181)	$(8,465)
Income tax benefit	(133)	(1,510)	(460)	(3,339)

Loss from discontinued operations, net of tax	$(208)	$(2,331)	$(721)	$(5,126)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
2003 Restructuring Plan	$(62)	$(96)	$(320)	$(3)
2001 Restructuring Plan	368	152	(347)	392
Other exit activities	2,578	351	3,298	575

Total facility restructuring and other exit activities	$2,884	$407	$2,631	$964

2003 Restructuring Plan

In April 2003, the Company announced a restructuring plan (“2003 Restructuring Plan”) exiting and consolidating leased facilities and exiting and disposing of certain unprofitable product offerings and initiatives. Facility consolidation costs are expected to be paid over contractual periods ending in fiscal year 2010. The roll forward of the 2003 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activities recorded	$59,510	$57,319	$116,829
Cash payments	(21,539)	(18,949)	(40,488)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2005	18,717	—	18,717

Activity for the six months ended June 30, 2006:
Adjustment and additional charges	(320)	—	(320)
Cash payments	(2,449)	—	(2,449)

Total facility restructuring liabilities at June 30, 2006	$15,948	$—	$15,948

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. Facility consolidation costs are expected to be paid over contractual periods ending in fiscal year 2010. The roll forward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Original 2001 Restructuring Reserve:
Facility restructuring and other exit activities recorded	$150,416	$54,384	$26,036	$230,836
Cash payments	(101,698)	(507)	(19,434)	(121,639)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2005	7,455	—	792	8,247

Activity for the six months ended June 30, 2006:
Adjustments and additional charges	(687)	—	340	(347)
Cash payments	(1,253)	—	(982)	(2,235)

Total facility restructuring and other exit activities liabilities at June 30, 2006	$5,515	$—	$150	$5,665

Other Exit Activities

Toward the end of the second quarter of 2006, the Company decided to relocate certain functions out of the state of California. As a result, the Company expects to incur costs related to terminating certain employees and exiting certain facilities. The total charge for this exit activity is expected to be between $30.0 million and $35.0 million, the majority of which will be recorded in the retail segment during the second half of 2006, the period when we expect to cease use of these facilities. The Company incurred costs of $2.6 million for the three months ended June 30, 2006, mainly due to severance costs for employees impacted by the facility closing. Additionally, for the three and six months ended June 30, 2006, other exit activities included severance costs associated with the outsourcing of certain clearing operations and costs related to the relocation of certain accounting functions.

For the three and six months ended June 30, 2005, other exit activities were primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by the revision of previous estimates of various exit activities. The liquidation costs primarily related to customer notification, severance and reimbursement of losses taken on sales of securities.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating interest income:
Loans, net	$303,499	$183,999	$584,769	$337,187
Mortgage-backed and investment securities	190,355	139,018	349,856	268,786
Margin receivables	123,390	32,800	228,294	63,266
Other	43,129	31,932	91,748	55,031

Total operating interest income	660,373	387,749	1,254,667	724,270

Operating interest expense:
Deposits	121,758	53,411	216,376	95,863
Other borrowings	194,013	126,229	368,900	232,568

Total operating interest expense	315,771	179,640	585,276	328,431

Net operating interest income	$344,602	$208,109	$669,391	$395,839

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
June 30, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$10,986,321	$—	$(515,496)	$10,470,825
Collateralized mortgage obligations and other	1,079,473	481	(32,268)	1,047,686

Total mortgage-backed securities	12,065,794	481	(547,764)	11,518,511

Investment securities:
Debt securities:
Asset-backed securities	2,071,961	3,638	(27,039)	2,048,560
Municipal bonds	407,287	1,341	(8,028)	400,600
Corporate bonds	125,881	—	(2,667)	123,214
Other debt securities	78,743	—	(8,468)	70,275

Total debt securities	2,683,872	4,979	(46,202)	2,642,649
Publicly traded equity securities:
Preferred stock	330,007	811	(6,910)	323,908
Corporate investments	57,429	42,930	(5,915)	94,444
FHLB stock	157,750	—	—	157,750
Retained interests from securitizations	3,683	512	—	4,195

Total investment securities	3,232,741	49,232	(59,027)	3,222,946

Total available-for-sale securities	$15,298,535	$49,713	$(606,791)	$14,741,457

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,687,666	$—	$(260,145)	$9,427,521
Collateralized mortgage obligations and other	1,014,582	315	(19,006)	995,891

Total mortgage-backed securities	10,702,248	315	(279,151)	10,423,412

Investment securities:
Debt securities:
Asset-backed securities	1,376,315	1,811	(12,372)	1,365,754
Municipal bonds	168,682	1,884	(882)	169,684
Corporate bonds	74,931	—	(2,171)	72,760
Other debt securities	78,989	—	(5,504)	73,485

Total debt securities	1,698,917	3,695	(20,929)	1,681,683
Publicly traded equity securities:
Preferred stock	290,240	267	(2,142)	288,365
Corporate investments	53,152	94,412	(164)	147,400
FHLB stock	198,700	—	—	198,700
Retained interests from securitizations	22,444	1,434	—	23,878

Total investment securities	2,263,453	99,808	(23,235)	2,340,026

Total available-for-sale securities	$12,965,701	$100,123	$(302,386)	$12,763,438

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
June 30, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$6,502,206	$(289,428)	$3,968,619	$(226,068)	$10,470,825	$(515,496)
Collateralized mortgage obligations and other	409,617	(9,777)	527,802	(22,491)	937,419	(32,268)
Debt securities:
Asset-backed securities	889,913	(12,113)	515,738	(14,926)	1,405,651	(27,039)
Municipal bonds	323,972	(6,873)	22,344	(1,155)	346,316	(8,028)
Corporate bonds	—	—	71,955	(2,667)	71,955	(2,667)
Other debt securities	—	—	70,275	(8,468)	70,275	(8,468)
Publicly traded equity securities:
Preferred stock	134,571	(4,073)	24,746	(2,837)	159,317	(6,910)
Corporate investments	38,271	(5,915)	—	—	38,271	(5,915)

Total temporarily impaired securities	$8,298,550	$(328,179)	$5,201,479	$(278,612)	$13,500,029	$(606,791)

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$5,914,808	$(142,245)	$3,512,713	$(117,900)	$9,427,521	$(260,145)
Collateralized mortgage obligations and other	351,565	(5,177)	546,291	(13,829)	897,856	(19,006)
Debt securities:
Asset-backed securities	412,142	(3,064)	411,595	(9,308)	823,737	(12,372)
Municipal bonds	21,006	(165)	22,775	(717)	43,781	(882)
Corporate bonds	—	—	72,760	(2,171)	72,760	(2,171)
Other debt securities	—	—	73,485	(5,504)	73,485	(5,504)
Publicly traded equity securities:
Preferred stock	86,292	(1,171)	11,759	(971)	98,051	(2,142)
Corporate investments	246	(164)	—	—	246	(164)

Total temporarily impaired securities	$6,786,059	$(151,986)	$4,651,378	$(150,400)	$11,437,437	$(302,386)

The Company does not believe that any individual loss as of June 30, 2006 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and are not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. During 2006, increasing market interest rates caused higher unrealized losses on our fixed-rate securities, including mortgage- and asset-backed securities. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the lender and general market conditions. Based on its evaluation, the Company recorded no impairment for the three months ended June 30, 2006 and $0.4 million of impairment for the six months ended

June 30, 2006. For the three and six months ended June 30, 2005, the Company recorded $30.8 million and $30.9 million of impairment, respectively, for its asset- and mortgage-backed, interest-only and other securities.

The detailed components of the income statement line items gain on sales of loans and securities, net and gain on sales and impairment of investments consist of the following:

Gain on Sales of Loans and Securities, net

Gain on sales of loans and securities, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain on sales of originated loans	$2,681	$12,368	$5,999	$32,335
Loss on sales of loans held-for-sale, net	(409)	(717)	(1,098)	(899)
Gain on sales of securities, net	8,835	5,605	17,834	30,835

Gain on sales of loans and securities, net	$11,107	$17,256	$22,735	$62,271

Gain on Sales and Impairment of Investments

Gain on sales and impairment of investments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain on sales and impairment of investments
Gain on sales of publicly traded equity securities(1)	$15,502	$30,678	$33,557	$45,587
Realized losses on sales of investments and impairments	—	—	(455)	—
Gain (losses) on sales of other equity securities	(212)	(71)	(196)	557

Gain on sales and impairment of investments	$15,290	$30,607	$32,906	$46,144

(1)	Includes realized gains on retained interests from securitizations.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Loans held-for-sale	$145,135	$87,371

Loans receivable, net:
Real estate loans:
One- to four-family	8,194,720	7,091,664
Home equity lines of credit (“HELOC”), second mortgage and other	8,707,572	8,106,820

Total real estate loans	16,902,292	15,198,484

Consumer and other loans:
Recreational vehicle	2,521,364	2,692,055
Marine	723,225	752,645
Credit card	202,444	188,600
Automobile	136,585	235,388
Other	158,404	97,436

Total consumer and other loans	3,742,022	3,966,124

Total loans receivable	20,644,314	19,164,608
Unamortized premiums, net	294,547	323,573
Allowance for loan losses	(67,121)	(63,286)

Total loans receivable, net	20,871,740	19,424,895

Total loans, net	$21,016,875	$19,512,266

NOTE 7—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Receivables from customers and non-customers (less allowance for doubtful accounts of $14,120 at June 30, 2006 and $8,835 at December 31, 2005)	$7,223,357	$5,678,923
Receivables from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed	363,054	1,163,125
Net settlement and deposits with clearing organizations	364,092	230,936
Other	107,645	101,191

Total brokerage receivables, net	$8,058,148	$7,174,175

Payables to customers and non-customers	$5,772,174	$5,817,469
Payables to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,606,429	1,320,853
Other	475,874	203,886

Total brokerage payables	$7,854,477	$7,342,208

Receivables from customers and non-customers are brokerage receivables where customers use their securities as collateral (also known as margin receivables). Receivables from non-customers primarily represent credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At June 30, 2006, the fair value of securities that the Company received as collateral, where the Company is permitted to sell or re-pledge the securities, was approximately $10.0 billion. Of this amount, $2.7 billion had been pledged or sold at June 30, 2006 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Receivables from and payables to brokers, dealers and clearing organizations resulted from the Company’s brokerage activities. Payable to customers and non-customers represents free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 8—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions to protect against the risk of market price or interest rate movements on the value of certain assets, liabilities and future cash flows. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative as promulgated by SFAS No. 133, as amended.

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps, interest rate caps and interest rate floors to offset its exposure to changes in value of certain fixed-rate assets and liabilities. In calculating the effective portion of fair value hedges under SFAS No. 133, changes in the fair value of the derivatives are recognized currently in earnings. Accordingly, the net difference or hedge ineffectiveness, if any, is recognized currently in other expense excluding interest in the consolidated statement of income.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$1,731,000	$53,779	$—	$53,779	4.82%	5.20%	N/A	4.65
Investment securities	75,262	2,705	—	2,705	4.20%	5.08%	N/A	4.01
Receive-fixed interest rate swaps:
Senior notes	300,000	—	(10,408)	(10,408)	7.63%	7.88%	N/A	9.43
Brokered certificates of deposit	128,625	—	(7,383)	(7,383)	5.22%	5.21%	N/A	11.95
FHLB advances	100,000	—	(5,598)	(5,598)	5.20%	3.64%	N/A	3.30
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	780,000	3,911	—	3,911	5.48%	N/A	N/A	5.09
Purchased interest rate options(1):
Caps	3,144,000	72,477	—	72,477	N/A	N/A	5.25%	3.98
Floors	1,000,000	10,621	—	10,621	N/A	N/A	4.61%	5.16
Swaptions(2)	835,000	18,694	—	18,694	N/A	N/A	5.58%	11.33

Total fair value hedges	$8,093,887	$162,187	$(23,389)	$138,798	5.27%	5.47%	5.18%	5.45

December 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$961,000	$12,485	$(598)	$11,887	4.50%	4.35%	N/A	4.88
Investment securities	119,485	1,315	(1,750)	(435)	4.62%	4.18%	N/A	7.70
Receive-fixed interest rate swaps:
Brokered certificates of deposit	132,313	—	(3,740)	(3,740)	4.33%	5.22%	N/A	12.50
FHLB advances	100,000	—	(3,894)	(3,894)	4.37%	3.64%	N/A	3.79
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	70,000	—	(470)	(470)	5.03%	N/A	N/A	10.01
Purchased interest rate options(1):
Caps	770,000	21,324	—	21,324	N/A	N/A	4.89%	4.82
Floors	1,325,000	3,952	—	3,952	N/A	N/A	3.82%	3.71
Swaptions(2)	2,241,000	36,982	—	36,982	N/A	N/A	4.93%	8.47

Total fair value hedges	$5,718,798	$76,058	$(10,452)	$65,606	4.51%	4.37%	4.59%	6.29

(1)	Purchased interest rate options were used to hedge mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three and six months ended June 30, 2006 and 2005, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in gain on sales of loans and securities, net in the consolidated statement of income.

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors to hedge the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive income as unrealized gains or losses. The amounts in accumulated other comprehensive income are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $25.9 million of net unrealized gains that are currently reflected in accumulated other comprehensive income in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The Company also recognizes cash flow hedge ineffectiveness. The amount of ineffectiveness recorded in earnings is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness in the other line item within expense excluding interest in the consolidated statement of income. Cash flow ineffectiveness is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,800,000	$71,427	$—	$71,427	5.18%	5.21%	N/A	9.70
FHLB advances	200,000	10,530	—	10,530	5.00%	5.09%	N/A	9.57
Purchased interest rate forward-starting swaps:
Repurchase agreements	610,000	1,723	(1,421)	302	5.75%	N/A	N/A	11.77
FHLB advances	320,000	405	(822)	(417)	5.75%	N/A	N/A	10.10
Purchased interest rate options(1):
Caps	4,690,000	118,107	—	118,107	N/A	N/A	5.05%	3.86
Floors	2,900,000	1,324	—	1,324	N/A	N/A	5.33%	2.16

Total cash flow hedges	$10,520,000	$203,516	$(2,243)	$201,273	5.35%	5.20%	5.16%	5.15

December 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,100,000	$6,959	$(2,223)	$4,736	4.87%	4.38%	N/A	9.15
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,675,000	1,219	(19,872)	(18,653)	5.04%	N/A	N/A	9.50
FHLB advances	750,000	—	(4,040)	(4,040)	5.02%	N/A	N/A	9.46
Purchased interest rate options(1):
Caps	2,925,000	64,301	—	64,301	N/A	N/A	4.76%	4.59
Floors	1,900,000	2,527	—	2,527	N/A	N/A	5.50%	3.54

Total cash flow hedges	$9,350,000	$75,006	$(26,135)	$48,871	5.00%	4.38%	5.05%	6.71

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

Under SFAS No. 133, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in accumulated other comprehensive income in the consolidated balance sheet. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in accumulated other comprehensive income related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Impact on accumulated other comprehensive income (net of taxes):
Beginning balance	$7,959	$(69,515)	$(70,831)	$(118,018)
Gains (losses) on cash flow hedges related to derivatives, net	75,209	(133,599)	150,743	(99,603)
Reclassifications into earnings, net	1,824	12,334	5,080	26,841

Ending balance	$84,992	$(190,780)	$84,992	$(190,780)

Derivatives terminated during the period:
Notional	$4,850,000	$4,800,000	$8,110,000	$7,645,000
Fair value of net gains (losses) recognized in accumulated other comprehensive income	$80,348	$(51,649)	$113,894	$(75,165)
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$(2,568)	$(20,122)	$(7,690)	$(43,419)

The gains (losses) accumulated in other comprehensive income on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 80 days to 15 years.

The following table shows the balance in accumulated other comprehensive income attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	June 30,
	2006	2005
Accumulated other comprehensive income balance (net of taxes) related to:
Open cash flow hedges	$43,324	$(96,340)
Discontinued cash flow hedges	41,668	(94,440)

Total cash flow hedges	$84,992	$(190,780)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the other line item within expense excluding operating interest in the consolidated statement of income. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Fair value hedges	$5,626	$(1,912)	$3,681	$(2,621)
Cash flow hedges	(329)	164	(353)	(15)

Total hedge ineffectiveness	$5,297	$(1,748)	$3,328	$(2,636)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.2 million liability and a $1.6 million asset at June 30, 2006 and December 31, 2005, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $0.3 million liability and a $0.7 million asset at June 30, 2006 and December 31, 2005, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated net losses of $0.7 million and $0.9 million for the three and six months ended June 30, 2006, respectively. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated a net loss of $0.6 million and a net gain of $0.5 million for the three and six months ended June 30, 2005, respectively.

NOTE 9—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Sweep deposit accounts	0.92%	0.57%	$10,519,525	$7,733,267	49.6%	48.5%
Money market and savings accounts	3.98%	3.17%	5,710,219	4,635,866	26.9	29.1
Certificates of deposit	4.66%	3.94%	3,965,364	2,703,605	18.7	17.0
Brokered certificates of deposit	3.69%	3.86%	643,540	484,612	3.0	3.0
Checking accounts	1.00%	0.71%	364,222	390,665	1.8	2.4

Total deposits	2.53%	2.00%	$21,202,870	$15,948,015	100.0%	100.0%

NOTE 10—OTHER BORROWINGS

Other borrowings are summarized as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
FHLB advances	$2,944,402	$3,856,106
Subordinated debentures	349,987	305,046
Other	195,319	45,844

Total other borrowings	$3,489,708	$4,206,996

NOTE 11—CORPORATE DEBT

Early Extinguishment of Debt

During the six months ended June 30, 2006, the Company called the entire $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”) for redemption. The Company recorded a $0.6 million and $0.7 million charge as a loss on early extinguishment of debt relating to the write-off of offering costs for the three and six months ended June 30, 2006, respectively. The table below shows the timing and impact of these calls (dollars and shares in millions):

	Debt Redeemed	Common Stock Shares Issued	Cash Paid

First call in March 2006
March redemptions	$36.3	1.5	$—
April redemptions	56.3	2.4	0.9
Second call in April 2006(1)	92.6	3.9	0.9

Total redemptions	$185.2	7.8	$1.8

(1)	All redemptions occurred in April.

NOTE 12—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic:
Numerator:
Net income from continuing operations	$156,692	$109,383	$299,676	$211,589
Net loss from discontinued operations	(208)	(7,816)	(721)	(18,028)

Net income	$156,484	$101,567	$298,955	$193,561

Denominator:
Basic weighted-average shares outstanding	421,929	365,180	418,324	365,643

Diluted:
Numerator:
Net income	$156,484	$101,567	$298,955	$193,561

Denominator:
Basic weighted-average shares outstanding	421,929	365,180	418,324	365,643
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	15,184	8,548	15,361	9,251
Weighted-average warrants and contingent shares outstanding	248	2,617	248	2,617
Weighted-average mandatorily convertible notes	2,099	—	1,985	—

Diluted weighted-average shares outstanding	439,460	376,345	435,918	377,511

Per share:
Basic earnings per share:
Earnings per share from continuing operations	$0.37	$0.30	$0.72	$0.58
Net loss per share from discontinued operations	(0.00)	(0.02)	(0.00)	(0.05)

Net earnings per share	$0.37	$0.28	$0.72	$0.53

Diluted earnings per share:
Earnings per share from continuing operations	$0.36	$0.29	$0.69	$0.56
Net loss per share from discontinued operations	(0.00)	(0.02)	(0.00)	(0.05)

Net earnings per share	$0.36	$0.27	$0.69	$0.51

Excluded from the calculations of diluted earnings per share are 1.2 million and 4.5 million shares of common stock for the three and six months ended June 30, 2006, respectively, and 7.8 million shares for the comparable periods in 2005, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (shares in thousands, except exercise price ranges):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options excluded from computation of diluted earnings per share	5,036	12,277	3,828	11,899
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$19.11	$12.21	$18.62	$12.76

NOTE 13—SHARE REPURCHASES

During 2006, the Company repurchased common stock under a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. The table below shows the timing and impact of the repurchases during the six months ended June 30, 2006 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
March 31, 2006	—	$—	$—	$179,764
June 30, 2006	2,029,500	$48,273	$23.79	$131,491

NOTE 14—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Effective July 1, 2005, the Company early adopted SFAS No. 123(R). For the three and six months ended June 30, 2006, the Company recognized $7.0 million and $13.8 million, respectively, in compensation expense for stock options and $3.8 million and $5.4 million, respectively, in compensation expense for restricted stock awards.

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R) (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$101,567	$193,561
Stock-based employee compensation expense, net of tax	944	1,241
Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(4,501)	(8,618)

Pro forma net income	$98,010	$186,184

Earnings per share:
Basic - as reported	$0.28	$0.53

Basic - pro forma	$0.27	$0.51

Diluted - as reported	$0.27	$0.51

Diluted - pro forma	$0.26	$0.49

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	33%	34%	34%	35%
Expected term (years)	4.61	4.55	4.47	4.86
Risk-free interest rate	5%	4%	4%	4%
Dividend yield	—	—	—	—

The weighted-average fair values of options granted were $9.07 and $8.61 for the three and six months ended June 30, 2006, respectively. The weighted-average fair values of options granted were $3.79 and $4.29 for the three and six months ended June 30, 2005, respectively. The contractual term for most options granted during the three and six months ended June 30, 2006 was 7 years. In previous periods, we primarily granted options with 10-year terms.

NOTE 15—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the NASD, Inc. (“NASD”), which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital of at least 2% of aggregate debit balances or $250,000.

We use both the Aggregate Indebtedness and the Alternative methods to compute net capital. The method used depends on the individual broker-dealer subsidiary.

As of June 30, 2006, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at June 30, 2006. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at June 30, 2006.

Banking

E*TRADE Bank (the “Bank”) is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at June 30, 2006, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At June 30, 2006, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2006:
Total Capital to Risk-weighted assets	$2,231,709	11.01%	>$	1,620,862	>8.0%	>$	2,026,077	>10.0%
Tier I Capital to Risk-weighted assets	$2,164,588	10.68%	>$	810,431	>4.0%	>$	1,215,646	> 6.0%
Tier I Capital to Adjusted total assets	$2,164,588	5.85%	>$	1,478,870	>4.0%	>$	1,848,588	> 5.0%

December 31, 2005:
Total Capital to Risk-weighted assets	$2,021,091	10.94%	>$	1,478,238	>8.0%	>$	1,847,797	>10.0%
Tier I Capital to Risk-weighted assets	$1,957,805	10.60%	>$	739,119	>4.0%	>$	1,108,678	> 6.0%
Tier I Capital to Adjusted total assets	$1,957,805	5.92%	>$	1,322,343	>4.0%	>$	1,652,929	> 5.0%

NOTE 16—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which MarketXT alleges, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions which are now before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company intends both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on our financial position, results of operations or cash flows. The Company contests liability or the amount of claimed damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what any eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes that the outcome of any such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results in the future, depending, among other things, upon the level of the Company’s or a business segment’s income for such period.

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules and its ability to comply is dependent in part on the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with, or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

Insurance

The Company maintains insurance coverage that management believes is reasonable and prudent. The principal insurance coverage it maintains covers commercial general liability; property damage; hardware/software damage; cyber liability; directors and officers; employment practices liability; certain criminal acts against the Company; and errors and omissions. The Company believes that such insurance coverage is adequate for the purpose of its business. The Company’s ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

Reserves

For all legal matters, reserves are established in accordance with SFAS No. 5. Once established, reserves are adjusted based on available information when an event occurs requiring an adjustment.

Commitments

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	June 30, 2006
	Fixed Rate	Variable Rate	Total
Purchase loans	$918,824	$1,832,463	$2,751,287
Originate loans	$118,181	$20,325	$138,506
Sell loans	$36,593	$2,269	$38,862

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2006, the Company had commitments to purchase $0.6 billion and sell $0.6 billion in securities. In addition, the Company had approximately $3.6 billion of certificates of deposit scheduled to mature in less than one year and $8.4 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at June 30, 2006 is $0.4 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2006, management estimated that the maximum potential liability under this arrangement is equal to approximately $350.0 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 17—SEGMENT INFORMATION

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

The retail segment originates loans through lending activities. Retail segment loan originations that are not sold directly to outside parties are sold at arm’s length prices to the institutional segment which manages the Company’s balance sheet. The Company evaluates the performance of its segments based on segment contribution (net revenue less expense excluding operating interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$372,732	$503,168	$(215,527)	$660,373
Operating interest expense	(144,026)	(387,272)	215,527	(315,771)

Net operating interest income	228,706	115,896	—	344,602
Provision for loan losses	—	(10,270)	—	(10,270)

Net operating interest income after provision for loan losses	228,706	105,626	—	334,332

Commission	127,567	39,729	—	167,296
Service charges and fees	27,803	5,837	—	33,640
Principal transactions	—	31,590	—	31,590
Gain on sales of loans and securities, net	8,958	2,149	—	11,107
Other revenue	35,152	1,751	(3,510)	33,393

Total non-interest income	199,480	81,056	(3,510)	277,026

Total net revenue	428,186	186,682	(3,510)	611,358

Expense excluding interest:
Compensation and benefits	80,352	45,289	—	125,641
Clearing and servicing	20,124	47,524	(3,510)	64,138
Advertising and market development	28,388	2,032	—	30,420
Communications	24,520	3,314	—	27,834
Professional services	18,168	5,051	—	23,219
Depreciation and amortization	14,570	4,257	—	18,827
Occupancy and equipment	18,483	1,945	—	20,428
Amortization of other intangibles	9,814	2,158	—	11,972
Facility restructuring and other exit activities	2,824	60	—	2,884
Other	21,452	3,756	—	25,208

Total expense excluding interest	238,695	115,386	(3,510)	350,571

Segment income	$189,491	$71,296	$—	$260,787

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Three Months Ended June 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$153,639	$330,965	$(96,855)	$387,749
Operating interest expense	(55,174)	(221,321)	96,855	(179,640)

Net operating interest income	98,465	109,644	—	208,109
Provision for loan losses	—	(12,997)	—	(12,997)

Net operating interest income after provision for loan losses	98,465	96,647	—	195,112

Commission	71,316	27,623	—	98,939
Service charges and fees	30,175	4,278	—	34,453
Principal transactions	—	21,753	—	21,753
Gain on sales of loans and securities, net	17,834	(578)	—	17,256
Other revenue	26,725	1,418	(7,969)	20,174

Total non-interest income	146,050	54,494	(7,969)	192,575

Total net revenue	244,515	151,141	(7,969)	387,687

Expense excluding interest:
Compensation and benefits	54,901	30,027	—	84,928
Clearing and servicing	10,257	40,523	(7,969)	42,811
Advertising and market development	24,294	2,188	—	26,482
Communications	16,782	2,620	—	19,402
Professional services	12,718	4,045	—	16,763
Depreciation and amortization	14,071	3,720	—	17,791
Occupancy and equipment	13,908	3,064	—	16,972
Amortization of other intangibles	2,120	2,266	—	4,386
Facility restructuring and other exit activities	435	(28)	—	407
Other	5,040	11,376	—	16,416

Total expense excluding interest	154,526	99,801	(7,969)	246,358

Segment income	$89,989	$51,340	$—	$141,329

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Six Months Ended June 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$690,934	$956,644	$(392,911)	$1,254,667
Operating interest expense	(256,308)	(721,879)	392,911	(585,276)

Net operating interest income	434,626	234,765	—	669,391
Provision for loan losses	—	(20,467)	—	(20,467)

Net operating interest income after provision for loan losses	434,626	214,298	—	648,924

Commission	263,431	79,734	—	343,165
Service charges and fees	54,727	10,903	—	65,630
Principal transactions	—	62,282	—	62,282
Gain on sales of loans and securities, net	17,685	5,050	—	22,735
Other revenue	70,871	3,587	(7,487)	66,971

Total non-interest income	406,714	161,556	(7,487)	560,783

Total net revenue	841,340	375,854	(7,487)	1,209,707

Expense excluding interest:
Compensation and benefits	151,559	90,070	—	241,629
Clearing and servicing	37,489	97,424	(7,487)	127,426
Advertising and market development	61,443	3,758	—	65,201
Communications	53,003	6,239	—	59,242
Professional services	40,486	10,488	—	50,974
Depreciation and amortization	29,138	8,478	—	37,616
Occupancy and equipment	37,470	3,462	—	40,932
Amortization of other intangibles	19,687	3,617	—	23,304
Facility restructuring and other exit activities	3,199	(568)	—	2,631
Other	41,041	15,172	—	56,213

Total expense excluding interest	474,515	238,140	(7,487)	705,168

Segment income	$366,825	$137,714	$—	$504,539

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Six Months Ended June 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$288,736	$621,242	$(185,708)	$724,270
Operating interest expense	(98,358)	(415,619)	185,546	(328,431)

Net operating interest income	190,378	205,623	(162)	395,839
Provision for loan losses	—	(25,037)	—	(25,037)

Net operating interest income after provision for loan losses	190,378	180,586	(162)	370,802

Commission	152,004	56,829	—	208,833
Service charges and fees	59,750	7,996	—	67,746
Principal transactions	—	51,593	161	51,754
Gain on sales of loans and securities, net	34,212	28,059	—	62,271
Other revenue	54,247	5,511	(16,080)	43,678

Total non-interest income	300,213	149,988	(15,919)	434,282

Total net revenue	490,591	330,574	(16,081)	805,084

Expense excluding interest:
Compensation and benefits	113,037	64,351	—	177,388
Clearing and servicing	19,657	82,214	(16,081)	85,790
Advertising and market development	47,481	5,583	—	53,064
Communications	31,195	5,245	—	36,440
Professional services	27,147	9,318	—	36,465
Depreciation and amortization	28,947	5,920	—	34,867
Occupancy and equipment	27,431	6,993	—	34,424
Amortization of other intangibles	4,733	4,636	—	9,369
Facility restructuring and other exit activities	100	864	—	964
Other	19,615	23,173	—	42,788

Total expense excluding interest	319,343	208,297	(16,081)	511,559

Segment income	$171,248	$122,277	$—	$293,525

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of June 30, 2006	$13,124,241	$35,768,558	$—	$48,892,799
As of December 31, 2005	$12,901,008	$31,666,678	$—	$44,567,686

No single customer accounted for more than 10% of total net revenue for the three or six months ended June 30, 2006 or 2005.

NOTE 18—SUBSEQUENT EVENTS

On July 3, 2006, the Company completed the sale of E*TRADE Professional Trading, LLC. The Company signed an agreement to sell its professional agency business on February 17, 2006 and expects to record a minor gain on the sale of this business in the third quarter of 2006.

On August 1, 2006, the Company completed the acquisition of Retirement Advisors of America (“RAA”), a Dallas, Texas-based investment advisor. RAA, which provides asset management services and general wealth advice to individuals, has over $1 billion in assets under management.

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

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which Market XT alleges, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions which are now before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company intends both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on our results of operations. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on our financial position, results of operations or cash flows.

We maintain insurance coverage that we believe is reasonable and prudent. The principal insurance coverage we maintain covers commercial general liability; property damage; hardware/software damage; cyber liability; directors and officers; employment practices liability; certain criminal acts against the Company; and errors and omissions. We believe that such insurance coverage is adequate for the purpose of our business. Our ability to maintain this level of insurance coverage in the future, however, is subject to the availability of affordable insurance in the marketplace.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2004, the Company announced that its Board of Directors approved an additional $200.0 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both.

During the three months ended June 30, 2006, the Company used the December 2004 Plan to repurchase the Company’s common stock as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the December 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
April 2006	450,000	$25.46	450,000	$168,309,406
May 2006	959,500	$24.53	959,500	$144,776,844
June 2006	620,000	$21.43	620,000	$131,491,225

Total	2,029,500	$23.79	2,029,500	$131,491,225

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 25, 2006. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. Michael K. Parks, Lewis E. Randall and Stephen H. Willard were elected as directors, as tabulated below:

Director	For	Withhold
Michael K. Parks	374,636,502	3,670,559
Lewis E. Randall	369,492,496	8,814,566
Stephen H. Willard	375,112,756	3,194,306

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2006 was approved, as tabulated below:

For	Against	Abstain	Total
375,465,582	840,750	2,000,729	378,307,061

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2006

E*TRADE Financial Corporation (Registrant)

By	/S/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

By	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)