Form 10-Q
period 2006-09-30
E TRADE FINANCIAL CORP
filed 2006-11-07
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of November 3, 2006, there were 426,951,622 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2006

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

This information is set forth immediately following Item 3, “ Quantitative and Qualitative Disclosures about Market Risk.”

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

GLOSSARY OF TERMS

In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the “Glossary of Terms,” which is located at the end of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

Strategy

Our strategy centers on strengthening and growing our retail business and leveraging that growth in our institutional business. We strive to further develop our retail business by acquiring, expanding and retaining our relationships with global retail customers. We offer our retail and institutional customers a suite of investing, trading, banking and lending products. We plan to grow those relationships by using technology to deliver an attractive combination of product, service and price to the value-driven customer. We also intend to grow, where appropriate, through targeted acquisitions which leverage our existing business platform.

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or for the Three Months Ended September 30,		Variance	As of or for the Nine Months Ended September 30,		Variance
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Customer Activity Metrics:
Retail client assets (dollars in billions)(1)	$184.8	$106.4	74%	$184.8	$106.4	74%
Customer cash and deposits (dollars in billions)(1)	$31.6	$19.4	63%	$31.6	$19.4	63%
Daily average revenue trades	135,130	93,876	44%	160,589	87,599	83%
Average commission per trade	$11.95	$13.94	(14)%	$12.10	$14.24	(15)%
Products per customer	2.1	2.0	5%	2.1	2.0	5%

Company Financial Metrics:
Net revenue growth(2)	39%	27%	12%	46%	13%	33%
Enterprise net interest spread (basis points)	286	252	13%	288	246	17%
Enterprise interest-earning assets (average in billions)	$46.4	$32.7	42%	$44.0	$31.3	40%
Operating margin(3)	38%	36%	2%	41%	36%	5%
Compensation and benefits as a % of revenue	19%	25%	(6)%	20%	23%	(3)%

(1)	Customer cash and deposits, as well as retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005, which reduced both metrics by $564 million. This is not a methodology change in accounting policy and does not impact the reporting of these items on our balance sheet.
(2)	Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.
(3)	Percentage of net revenue that goes to net income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change. It is calculated by dividing our income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change by our total net revenue.

Customer Activity Metrics

•	Retail client assets are an indicator of the value of our relationship with the customer. An increase in retail client assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and a key driver of net operating interest income.

•	Daily average revenue trades (“DARTs”) are the predominant driver of commission revenue from our retail customers.

•	Average commission per trade is impacted by the mix between our retail domestic and international businesses. This is an indicator of changes in our customer mix, product mix or product pricing.

•	Products per customer is an indicator of our customer engagement and how well our suite of products and services appeal to our customer base. We believe increases to this measure represent better overall customer engagement with our products and services.

Company Financial Metrics

•	Net revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. When coupled with operating margin, the two provide information about the general success of our business.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets are an indicator of our ability to generate net operating interest income, and growth in these assets, in conjunction with net operating interest spread, indicates our ability to grow net operating interest income.

•	Operating margin is an indicator of the profitability of our operations.

•	Compensation and benefits as a percentage of revenue is an indicator of our productivity. In recent periods, we have grown our revenue faster than our compensation expense. This ratio coupled with operating margin is an indictor of our increasing efficiency.

Significant Events in the Third Quarter of 2006

Acquired Retirement Advisors of America (“RAA”)

We completed the purchase of RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets. We believe this acquisition strengthens our regional advisor business, which delivers localized wealth management services and advice to retail clients with a minimum of $250,000 in assets.

Increased Ownership of IL&FS Investsmart Limited (“Investsmart”)(1)

We increased our ownership stake in Investsmart and now meet the criteria required to exercise significant influence, which now categorizes Investsmart as an equity method investment. In addition, we have made an open offer to purchase an additional 20% of Investsmart’s outstanding shares, which, if successful, would increase our ownership percentage to as much as 48%.

E*TRADE Canada Pricing Change

E*TRADE Canada announced it will offer a flat fee on Canadian equity commissions to retail customers who hold $50,000 or more in combined assets, or who conduct 30 or more trades per quarter. With this pricing change, E*TRADE Canada is one of the first Canadian brokers to offer flat pricing to both Mass Affluent and Active Traders.

E*TRADE Germany Website Launch and Flat Fee Offer

E*TRADE Germany launched an updated website with new products and functionalities which supports both the English and German languages and introduces E*TRADE Germany as the first broker in Germany to offer a flat fee on trading.

(1)	Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions.

Upgraded Credit Rating

Two credit agencies, Standard & Poors (“S&P”) and Dominion Bond Rating Service (“DBRS”), upgraded our senior unsecured debt rating during the third quarter of 2006. S&P upgraded our rating to BB- (stable) from B+ (positive) and DBRS upgraded our rating by two increments to BB (high) from BB (low). DBRS also upgraded the long-term deposit rating of E*TRADE Bank to BBB (low) from BB. These increases are consistent with Moody’s Investor Service upgrades on our senior unsecured debt rating from B1 to Ba2 and the long-term deposit rating of E*TRADE Bank from Ba2 to Baa3 that occurred during the second quarter of 2006. We believe that our improved profitability and the diversity of our business model were key factors in receiving these upgrades and that these upgrades are an important acknowledgement of the progress we have made as a company.

Enhanced Distribution Network

We enhanced our distribution network by opening a new E*TRADE Financial center during the period. With the addition of the King of Prussia, PA center, we increased the number of our nationwide financial centers to a total of 21.

Summary Financial Results

Income Statement Highlights for the Three and Nine Months Ended September 30, 2006 (dollars in millions, except per share amounts)

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Total net revenue	$581.8	$419.8	39%	$1,791.5	$1,224.9	46%
Net income	$153.2	$107.5	43%	$452.2	$301.1	50%
Diluted net earnings per share	$0.35	$0.28	25%	$1.03	$0.79	30%
Operating margin(1)	$223.2	$152.0	47%	$727.7	$445.5	63%
Operating margin (%)(2)	38%	36%	2%	41%	36%	5%

(1)	Income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change.
(2)	Percentage of net revenue that goes to operating margin. It is calculated by dividing operating margin by our total net revenue.

During the third quarter of 2006, despite a decline in overall market activity, we continued to strengthen our operating and financial performance. Total net revenue and net income increased 39% and 43%, respectively, when compared to the corresponding period in the prior year. We believe these increases were driven both by our acquisitions of Harrisdirect LLC (“Harrisdirect”) and J.P. Morgan Invest, LLC (“BrownCo”) as well as by our ability to grow customer cash and deposits, margin receivables and DARTs. The growth in customer cash and deposits and margin receivables were the primary drivers of our increase in net operating interest income, and the growth in DARTs was the primary driver of our increase in commission revenue. We were able to achieve this growth while increasing our operating margin to 38% in the third quarter of 2006 from 36% when compared to the same period in the prior year. We believe this growth in operating margin reflects increasing efficiencies in our operations.

Net operating interest income after provision for loan losses increased 68% to $342.6 million for the three months ended September 30, 2006, compared with the same period in 2005. Net operating interest income benefited from increases in customer cash and deposits coupled with growth in enterprise interest-earning assets. Customer cash and deposits, our lowest cost sources of funds, increased $12.2 billion compared to the same period in 2005. The increase in customer cash and deposits resulted both from our acquisitions, which added $8.0 billion of customer cash and deposits, and from organic growth, which added $4.2 billion. We believe our organic growth is a result, in part, of the Intelligent Cash Optimizer within E*TRADE Complete, which continues to drive growth in customer cash and deposit balances. Average enterprise interest-earning assets increased by $13.7 billion in the third quarter of 2006 compared to the same period in 2005, partially driven by our acquisitions which added $3.9 billion of margin receivables to our balance sheet.

Commission revenue increased 17% to $133.6 million for the three months ended September 30, 2006, compared with the same period in 2005. The primary driver of this growth was an increase in DARTs to 135,130, an increase of 44% compared to the same quarter in 2005. Our U.S. DART volume increased 47% from the prior year, driven by both our acquisitions of BrownCo and Harrisdirect as well as organic customer growth and engagement. Our international DARTs grew by 28% compared to the same quarter in 2005, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time it will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 13% of trading volume versus 10% a year ago.

Balance Sheet Highlights (dollars in billions)

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Total assets	$51.5	$44.6	16%
Total enterprise interest-earning assets	$46.4	$41.1	13%
Average loans, net and margin receivables as a percentage of enterprise interest-earning assets(1)(2)	64%	61%	3%
Average retail deposits and free credits as a percentage of enterprise interest-bearing liabilities(1)(2)	61%	54%	7%

(1)	The table data on average enterprise interest-earning assets, loans, net and margin receivables, retail deposits and free credits has been prepared on the same basis as our disclosures with respect to the Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies”.
(2)	Percentages calculated reflect data for the three months ended September 30, 2006 and December 31, 2005.

The increase in total assets was primarily attributable to increases of $3.9 billion in loans, net and $2.6 billion in available-for-sale mortgage-backed and investment securities. The increase, in loans, net was principally due to growth in our real estate loan portfolio. We continue to focus our efforts on growing our residential mortgage loan portfolios, including one- to four-family and home equity loans, and allowing our consumer loan portfolio to decline.

Retail deposits and free credits were $27.9 billion, up 31% or $6.7 billion during the first nine months of 2006. The increase related to the Harrisdirect conversion, as well as organic growth in checking, money market and certificates of deposit accounts. Retail deposits and free credits are two of our lowest cost sources of funding and are important contributors to our net operating interest income growth. In addition to acquired customer growth, we experienced organic growth which we believe is a result, in part, of the E*TRADE Complete Intelligent Cash Optimizer, as well as an overall focus on price, functionality and service for our global retail customers.

EARNINGS OVERVIEW

Net income from continuing operations increased 38% to $150.2 million and 40% to $449.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. We experienced strong growth in customer cash and deposits as well as in DARTs. We also experienced growth in customer margin balances. In addition, we were able to achieve this growth while increasing our operating margin to 38% in the third quarter of 2006 from 36% when compared to the same period in the prior year. We believe this growth in operating margin is reflective of increasing efficiencies in our operations.

During the nine month period ended September 30, 2006, we modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage,” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 8 to the consolidated financial statements.

In particular, we report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of our success in our banking, lending and balance sheet management businesses. Our corporate debt, which is the primary source of our corporate interest expense, has been used primarily to finance acquisitions, such as Harrisdirect and BrownCo, and generally has not been downstreamed to any of our operating subsidiaries.

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

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense), income tax expense, discontinued operations and cumulative effect of accounting change.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Revenue:
Operating interest income	$731,429	$424,114	$307,315	72%	$1,986,096	$1,148,384	$837,712	73%
Operating interest expense	(376,293)	(207,101)	(169,192)	82%	(961,569)	(535,532)	(426,037)	80%

Net operating interest income	355,136	217,013	138,123	64%	1,024,527	612,852	411,675	67%
Provision for loan losses	(12,547)	(12,909)	362	(3)%	(33,014)	(37,946)	4,932	(13)%

Net operating interest income after provision for loan losses	342,589	204,104	138,485	68%	991,513	574,906	416,607	72%

Commission	133,606	114,278	19,328	17%	476,771	323,111	153,660	48%
Service charges and fees	33,910	32,893	1,017	3%	99,540	100,639	(1,099)	(1)%
Principal transactions	22,697	23,793	(1,096)	(5)%	84,979	75,547	9,432	12%
Gain on sales of loans and securities, net	16,003	21,850	(5,847)	(27)%	38,738	84,121	(45,383)	(54)%
Other revenue	32,961	22,918	10,043	44%	99,932	66,596	33,336	50%

Total non-interest income	239,177	215,732	23,445	11%	799,960	650,014	149,946	23%

Total net revenue	$581,766	$419,836	$161,930	39%	$1,791,473	$1,224,920	$566,553	46%

Net operating interest income after provision for loan losses continues to be our largest source of revenue and now represents 59% and 55% of total net revenue for the three and nine months ended September 30, 2006, respectively. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Revenue:
Net operating interest income after provision for loan losses	59%	49%	10%	55%	47%	8%
Commission	23	27	(4)	27	26	1
Service charges and fees	6	8	(2)	6	8	(2)
Principal transactions	4	6	(2)	5	6	(1)
Gain on sales of loans and securities, net	3	5	(2)	2	7	(5)
Other revenue	5	5	—	5	6	(1)

Total net revenue	100%	100%	—%	100%	100%	—%

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 68% to $342.6 million and 72% to $991.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in net operating interest income primarily is due to growth in enterprise interest-earning assets coupled with an increase in enterprise net interest spread. The growth in enterprise interest-earning assets was driven by increases in both loans, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans, net and margin receivables as a percentage of average enterprise interest-earning assets increased 5% to 64% and 10% to 63% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Average retail deposits and free credits as a percentage of average enterprise interest-bearing liabilities increased 8% to 61% and 10% to 63% for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, and has been prepared on the same basis as our disclosures with respect to E*TRADE Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended September 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$22,955,022	$364,744	6.36%	$17,024,600	$232,004	5.45%
Margin receivables	6,645,017	123,855	7.39%	2,267,918	37,844	6.62%
Mortgage-backed and related available-for-sale securities	12,068,052	159,199	5.28%	9,059,130	97,537	4.31%
Available-for-sale investment securities	3,220,054	51,885	6.44%	1,937,276	25,888	5.35%
Trading securities	114,806	2,600	9.06%	186,377	2,792	5.99%
Cash and cash equivalents(1)	974,738	11,272	4.59%	1,793,028	14,950	3.31%
Stock borrow and other	422,010	8,690	8.17%	422,076	5,654	5.31%

Total enterprise interest-earning assets	$46,399,699	722,245	6.22%	$32,690,405	416,669	5.10%

Enterprise interest-bearing liabilities:
Retail deposits	$20,992,962	141,035	2.67%	$13,095,471	57,710	1.75%
Brokered certificates of deposit	618,681	7,453	4.78%	540,575	4,815	3.53%
Free credits	5,794,586	18,326	1.25%	3,406,685	4,733	0.55%
Repurchase agreements and other borrowings	11,586,260	150,837	5.09%	9,510,214	91,520	3.77%
Federal Home Loan Bank (“FHLB”) advances	3,583,663	43,950	4.80%	4,093,294	40,914	3.91%
Stock loan and other	1,283,026	11,617	3.59%	426,729	2,025	1.88%

Total enterprise interest-bearing liabilities	$43,859,178	373,218	3.36%	$31,072,968	201,717	2.58%

Enterprise net interest income/spread		$349,027	2.86%		$214,952	2.52%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended September 30,
	2006	2005
Enterprise net interest income(2)	$349,027	$214,952
Taxable equivalent interest adjustment	(5,246)	(2,599)
Stock conduit, net(3)	14	339
Customer cash held by third parties(4)	11,341	4,321

Net operating interest income	$355,136	$217,013

(1)	Includes segregated cash balances.
(2)	Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.
(3)	Net operating interest income earned on average stock conduit assets of $0.03 billion and $0.7 billion for the quarters ended September 30, 2006 and 2005, respectively.
(4)	Includes interest earned on average customer assets of $3.6 billion and $1.7 billion for the quarters ended September 30, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$20,994,403	$949,513	6.03%	$14,517,416	$569,191	5.23%
Margin receivables	6,702,436	352,149	7.02%	2,216,424	101,110	6.10%
Mortgage-backed and related available-for-sale securities	11,451,932	432,077	5.03%	9,139,878	285,366	4.16%
Available-for-sale investment securities	2,931,914	136,561	6.21%	2,957,416	112,115	5.05%
Trading securities	131,885	8,194	8.28%	308,240	9,631	4.17%
Cash and cash equivalents(1)	1,259,239	40,592	4.31%	1,717,698	38,837	3.02%
Stock borrow and other	481,809	25,215	7.00%	438,029	14,957	4.57%

Total enterprise interest-earning assets	$43,953,618	1,944,301	5.90%	$31,295,101	1,131,207	4.82%

Enterprise interest-bearing liabilities:
Retail deposits	$19,664,315	346,602	2.36%	$12,407,871	147,570	1.59%
Brokered certificates of deposit	539,508	18,262	4.53%	429,568	10,818	3.37%
Free credits	6,319,950	51,656	1.09%	3,320,539	11,861	0.48%
Repurchase agreements and other borrowings	10,680,195	391,460	4.83%	9,995,414	261,492	3.45%
FHLB advances	3,161,930	108,696	4.53%	3,026,553	86,358	3.76%
Stock loan and other	1,031,071	24,301	3.15%	453,485	4,630	1.37%

Total enterprise interest-bearing liabilities	$41,396,969	940,977	3.02%	$29,633,430	522,729	2.36%

Enterprise net interest income/spread		$1,003,324	2.88%		$608,478	2.46%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005
Enterprise net interest income(2)	$1,003,324	$608,478
Taxable equivalent interest adjustment	(12,944)	(7,869)
Stock conduit, net(3)	408	873
Customer cash held by third parties(4)	33,739	11,370

Net operating interest income	$1,024,527	$612,852

(1)	Includes segregated cash balances.
(2)	Enterprise net interest income is taxable equivalent basis net operating interest income excluding corporate interest income and corporate interest expense, stock conduit interest income and expense and interest earned on customer cash held by third parties. Management believes this non-GAAP measure is useful to analysts and investors as it is a measure of the net operating interest income generated by our operations.
(3)	Net operating interest income earned on average stock conduit assets of $0.4 billion and $0.6 billion for the nine months ended September 30, 2006 and 2005, respectively.
(4)	Includes interest earned on average customer assets of $3.5 billion and $2.1 billion for the nine months ended September 30, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Despite the flat to inverted yield curve during the period, enterprise net interest spread increased by 34 basis points to 2.86% and by 42 basis points to 2.88% for the three and nine months ended September 30, 2006, respectively, compared to same periods in 2005. This increase was primarily the result of our ability to grow low-cost deposits and free credits during these periods, which in turn funded our growth in loans, net and margin receivables.

Average enterprise interest-earning assets increased 42% to $46.4 billion and 40% to $44.0 billion for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Average loans, net and margin receivables grew 53% to $29.6 billion and 66% to $27.7 billion for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Average loans, net grew as a result of our focus on mortgage loan products, specifically our home equity lines of credit (“HELOC”) portfolio. The margin loan portfolio grew, in part, as a result of our acquisitions of Harrisdirect and BrownCo, as well as organic growth.

Average enterprise interest-bearing liabilities increased 41% to $43.9 billion and 40% to $41.4 billion for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in average enterprise interest-bearing liabilities was primarily in low-cost customer cash and deposits. Average retail deposits and free credits increased 62% to $26.8 billion and 65% to $26.0 billion for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Increases in average retail deposits and free credits were driven by our acquisitions of Harrisdirect and BrownCo, as well as by organic growth.

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

Provision for Loan Losses

Provision for loan losses decreased 3% to $12.5 million and 13% to $33.0 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease in the provision for loan losses is primarily related to a lower provision for our consumer loan portfolio in connection with the decline in the overall consumer loan portfolio. However, we anticipate that the provision for our mortgage portfolio will increase as we grow our mortgage portfolio and we expect the provision for the mortgage portfolio to increase at a higher rate than the decline in the provision for our consumer portfolio.

Commission

Commission revenue increased 17% to $133.6 million and 48% to $476.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The primary factors that affect our commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

Average commission per trade decreased 14% to $11.95 and 15% to $12.10 for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The decrease primarily was a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period which resulted in a heavier weighting of Active Traders, who generally have a lower commission per trade. In addition, we extended a conversion-related free trade offer to Harrisdirect customers during the first three months of the year.

Retail commission revenue increased $17.1 million and $128.6 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic and overall market growth in domestic equity, international equity and option trades.

Due to the factors described above, our 44% and 83% growth in DARTs for the three and nine months ended September 30, 2006, respectively, equated to a 20% and 55% increase in retail commission revenue during the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005; however, our business model derives revenue not only from trades but also from other aspects of the relationship we have with our customers, especially those who maintain deposits, free credit and lending balances with us. Our average customer uses at least 2 products or services from our suite of retail products, which is the main driver in our diversification of revenue. For the three and nine months ended September 30, 2006, retail commission revenue represents 17% and 20% of total net revenue, respectively.

Institutional commission revenue increased $2.2 million and $25.1 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005. These increases were due to a more favorable trading environment and to the continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Service Charges and Fees

Service charges and fees increased 3% to $33.9 million for the three months ended September 30, 2006, and decreased 1% to $99.5 million for the nine months ended September 30, 2006, compared to the same periods in 2005. The increase in service charges and fees for the third quarter primarily was due to an increase in the advisory service fee income. For the nine months ended September 30, 2006, however, this increase was offset by a decrease in account maintenance fees as our retail customers became more engaged and a greater number of customers exceeded the minimum activity levels required to avoid account maintenance fees. We expect our account maintenance fee income to continue to decline over time; however, we expect our advisory service fee income, which is not currently a significant portion of service charges and fees, to increase over time as we focus on growing this product.

Principal Transactions

Principal transactions decreased 5% to $22.7 million for the three months ended September 30, 2006, and increased 12% to $85.0 million for the nine months ended September 30, 2006, compared to the same periods in 2005. The decrease in principal transactions for the third quarter primarily resulted from a decline in market trading volumes during the period. For the nine months ended September 30, 2006, the increase in principal transactions resulted from higher trading volumes and market volatility which were offset slightly by a decrease in the average revenue earned per trade. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net decreased 27% to $16.0 million and 54% to $38.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Gain on sales of originated loans:
Mortgage loans	$3,213	$12,371	$(9,158)	(74)%	$9,032	$32,513	$(23,481)	(72)%
Consumer loans(1)	—	2,440	(2,440)	(100)%	180	14,634	(14,454)	(99)%

Gain on sales of originated loans	3,213	14,811	(11,598)	(78)%	9,212	47,147	(37,935)	(80)%
Loss on sales of loans held-for-sale, net	(235)	(543)	308	(57)%	(1,333)	(1,442)	109	(8)%

Gain on sales of loans, net	2,978	14,268	(11,290)	(79)%	7,879	45,705	(37,826)	(83)%
Gain on sales of securities, net	13,025	7,582	5,443	72%	30,859	38,416	(7,557)	(20)%

Total gain on sales of loans and securities, net	$16,003	$21,850	$(5,847)	(27)%	$38,738	$84,121	$(45,383)	(54)%

(1)	Consumer loans originated by our retail segment are sold to our institutional segment at an arm’s length transfer price. The gains (losses) associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net during the three and nine months ended September 30, 2006 primarily was due to our lower sales of mortgage and consumer loans compared to the same periods in 2005. We retained a greater number of originated mortgage loans on the balance sheet in an effort to retain the customer relationship and drive growth in net operating interest income. Gain on sales of consumer loans was lower due to the sale of the consumer finance business in 2005. Lower gain on sales of securities, net resulted from lower sales volumes in the nine months ended September 30, 2006 compared to the same period last year. Higher gain on sales of securities, net resulted from higher sales volumes in the three months ended September 30, 2006 compared to the same period last year.

Other Revenue

Other revenue increased 44% to $33.0 million and 50% to $99.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increases were the result of higher payment for order flow from improved option and equity trading volumes, offset by decreases in proprietary fund revenue relating to the closure of certain of our proprietary funds. In addition, other revenue includes foreign exchange margin revenue, stock plan administration products revenue and other revenue ancillary to our retail customer transactions.

Expense Excluding Interest

The components of expense excluding interest and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Compensation and benefits	$110,705	$103,084	$7,621	7%	$352,334	$280,472	$71,862	26%
Clearing and servicing	62,500	46,930	15,570	33%	189,926	132,720	57,206	43%
Advertising and marketing development	23,914	21,188	2,726	13%	89,115	74,252	14,863	20%
Communications	25,576	18,210	7,366	40%	84,818	54,650	30,168	55%
Professional services	20,741	16,703	4,038	24%	71,715	53,168	18,547	35%
Depreciation and amortization	18,565	18,443	122	1%	56,181	53,310	2,871	5%
Occupancy and equipment	22,150	16,249	5,901	36%	63,082	50,673	12,409	24%
Amortization of other intangibles	12,087	4,382	7,705	176%	35,391	13,751	21,640	157%
Facility restructuring and other exit activities	16,684	(469)	17,153	*	19,315	495	18,820	*
Other	45,675	23,129	22,546	97%	101,888	65,917	35,971	55%

Total expense excluding interest	$358,597	$267,849	$90,748	34%	$1,063,765	$779,408	$284,357	36%

*	Percentage not meaningful

Expense excluding interest increased 34% to $358.6 million and 36% to $1,063.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in expense excluding interest primarily was driven by facility restructuring activities, higher trading volumes, a larger balance sheet and an increase in fraud related losses.

Compensation and Benefits

Compensation and benefits increased 7% to $110.7 million and 26% to $352.3 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This increase resulted primarily from three factors: (1) higher numbers of employees in our service organization; (2) stock option expense(1); and (3) an increase in variable and incentive compensation. These increases in compensation are in line with the growth and performance of our business. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this increase. This ratio declined from 25% and 23% for the three and nine months ended September 30, 2005 to 19% and 20% for the three and nine months ended September 30, 2006.

Clearing and Servicing

Clearing and servicing expense increased 33% to $62.5 million and 43% to $189.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This increase is a result of higher trading volumes and higher loan balances during the period.

(1)	In July 2005 we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (R), Share-Based Payment, which requires the expensing of stock options. Stock option expense was $6.2 million and $20.0 million for the three and nine months ended September 30, 2006. Stock option expense was $7.1 million for the three and nine months ended September 30, 2005.

Communications

Communications expense increased 40% to $25.6 million and 55% to $84.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase is due to expenses associated with communications to our newly acquired customers from Harrisdirect and BrownCo. In addition, variable expenses such as quote services and trade confirmations increased with our increase in trading volume.

Professional Services

Professional services increased 24% to $20.7 million and 35% to $71.7 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase primarily is due to third party support services, including technology and transitional service agreements, associated with our acquisitions of Harrisdirect and BrownCo.

Amortization of Other Intangibles

Amortization of other intangibles increased 176% to $12.1 million and 157% to $35.4 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase in amortization expense primarily is due to the increase in customer-related intangible assets, which were created as a result of the Harrisdirect and BrownCo acquisitions.

Facility Restructuring and Other Exit Activities

Facility and restructuring costs were $16.7 million and $19.3 million for the three and nine months ended September 30, 2006, respectively. During the period, we relocated certain functions out of the state of California. This expense represents severance charges for those employees to whom we communicated our plans and who were terminated as part of this relocation in the third quarter, in addition to certain facility costs as a result of ceasing operations at these locations.

Other

Other expenses increased 97% to $45.7 million and 55% to $101.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. These increases were primarily due to fraud related losses during the third quarter of 2006 of $18.1 million, of which $10.0 million was identity theft related. The identity theft situations arose from recent computer viruses that attacked the personal computers of our customers, not from a breach of the security of our systems. We reimbursed customers for their losses through our Complete Protection Guarantee. These fraud schemes have impacted our industry as a whole. While we believe our systems remain safe and secure, we have implemented technological and operational changes to deter unauthorized activity in our customer accounts.

Other Income (Expense)

Other income (expense) decreased to an expense of $6.5 million and to an expense of $47.6 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Other income (expense):
Corporate interest income	$1,942	$3,409	$(1,467)	(43)%	$6,091	$7,796	$(1,705)	(22)%
Corporate interest expense	(37,964)	(13,783)	(24,181)	175%	(114,586)	(36,975)	(77,611)	210%
Gain on sales and impairment of investments	26,991	22,028	4,963	23%	59,897	68,172	(8,275)	(12)%
Loss on early extinguishment of debt	—	—	—	*	(703)	—	(703)	*
Equity in income of investments and venture funds	2,519	3,103	(584)	(19)%	1,701	7,142	(5,441)	(76)%

Total other income (expense)	$(6,512)	$14,757	$(21,269)	*	$(47,600)	$46,135	$(93,735)	*

*	Percentage not meaningful

The other expense for the three and nine months ended September 30, 2006 primarily consisted of corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $27.0 million and $59.9 million for the three and nine months ended September 30, 2006, respectively, in gain on sales and impairment of investments. During the nine months ended September 30, 2006, we sold shares of our investments in Softbank Investment Corporation (“SBI”) and International Stock Exchange resulting in gains of $60.0 million. For the nine months ended September 30, 2005, our gain on sale of shares of SBI, TD AMERITRADE Holding Corporation and Archipelago Holdings, LLC was $68.1 million.

Income Tax Expense

Income tax expense from continuing operations increased $8.8 million or 15% and $59.3 million or 35% during the three and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in income tax expense was related to the increase in pre-tax income over the comparable periods. Our effective tax rates for the three months ended September 30, 2006 and September 30, 2005 were 30.7% and 34.5%, respectively. The effective tax rate for the three months ended September 30, 2005 included a $2.1 million tax benefit related to the reversal of a valuation allowance related to a foreign subsidiary’s net operating loss deferred tax asset. Without this event, the effective tax rate would have been 35.8% for the three months ended September 30, 2005. The decrease in the 2006 tax rate compared to the adjusted 2005 tax rate is primarily due to (i) a continued decrease in our overall effective state tax rate due to our changing geographic footprint and (ii) a $7.6 million tax benefit arising from the favorable resolution of a tax issue related to pre-2002 earnings of a foreign subsidiary.

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

During the three months ended September 30, 2006, we filed tax returns and refund claims, which we refer to as the “tax claims”, in one of the tax jurisdictions in which we operate. The tax claims were filed in part as a result of recent favorable court decisions that we believe support the position taken in the tax claims. We have not yet recorded tax benefits related to the tax claims, the total amount of which could exceed $10 million, plus applicable interest. The tax benefit from the tax claims will be recognized if and when we determine that it is probable that the benefit will be realized. However, there can be no assurance that any portion of the tax benefit will be recognized.

Discontinued Operations

Our net gain (loss) from discontinued operations was $3.0 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2006 and 2005, our discontinued operations included operating results from our E*TRADE Professional Trading, LLC (“E*TRADE Professional”) agency business and in the third quarter we recognized a gain of approximately $2.8 million, net of tax. In the period ended September 30, 2005, discontinued operations also included operating losses from our consumer loan origination business and our E*TRADE Professional proprietary trading business, both of which were sold or discontinued during 2005.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $1.6 million after tax ($2.8 million pre-tax) for the nine months ended September 30, 2005 resulted from the adoption of SFAS No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, effective July 1, 2005, which required us to record compensation expense for stock options.

Prior to our adoption of SFAS No. 123(R), we recorded compensation expense for restricted stock awards on a straight-line basis over their vesting period. If an employee forfeited the award prior to vesting, we reversed out the previously expensed amounts in the period of forfeiture. As required upon adoption of SFAS No. 123(R), we must base the accruals of compensation expense on the estimated number of awards for which the requisite service period is expected to be rendered. Actual forfeitures are no longer recorded in the period of forfeiture. The pre-tax credit of $2.8 million in cumulative effect of accounting change represents the amount by which compensation expense would have been reduced in periods prior to adoption of SFAS No. 123(R) for restricted stock awards outstanding on July 1, 2005 that are anticipated to be forfeited.

SEGMENT RESULTS REVIEW

Retail

Retail segment income increased 33% to $145.1 million and 82% to $511.9 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, as shown in the following table (dollars in thousands, except for key metrics):

	As of or for the Three Months Ended September 30,		Variance		As of or for the Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Retail segment income:
Net operating interest income after provision for loan losses	$221,059	$112,107	$108,952	97%	$655,685	$302,485	$353,200	117%
Commission	100,902	83,755	17,147	20%	364,333	235,759	128,574	55%
Service charges and fees	28,790	26,933	1,857	7%	83,517	86,683	(3,166)	(4)%
Gain on sales of loans and securities, net	10,608	17,534	(6,926)	(40)%	28,293	51,746	(23,453)	(45)%
Other revenue	30,942	27,927	3,015	11%	101,813	82,174	19,639	24%

Net segment revenue	392,301	268,256	124,045	46%	1,233,641	758,847	474,794	63%
Total segment expense	247,227	158,936	88,291	56%	721,742	478,279	243,463	51%

Total retail segment income	$145,074	$109,320	$35,754	33%	$511,899	$280,568	$231,331	82%

Key Metrics:
Retail client assets (dollars in billions)(1)	$184.8	$106.4	$78.4	74%	$184.8	$106.4	$78.4	74%
Customer cash and deposits (dollars in billions)(1)	$31.6	$19.4	$12.2	63%	$31.6	$19.4	$12.2	63%
DARTs	135,130	93,876	41,254	44%	160,589	87,599	72,990	83%
Average commission per trade	$11.95	$13.94	$(1.99)	(14)%	$12.10	$14.24	$(2.14)	(15)%
Average margin receivables (dollars in billions)	$6.66	$2.27	$4.39	193%	$6.76	$2.22	$4.48	202%
Products per customer	2.1	2.0	0.1	5%	2.1	2.0	0.1	5%

(1)	Total customer cash and deposits, as well as total retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005, which reduced both metrics by $564 million.

Our retail segment generates revenue from investing, trading, banking and lending relationships with retail customers. These relationships essentially drive five sources of revenue including net operating interest income; commission; service charges and fees; gain on sales of loans and securities, net; and other revenue. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships. Our geographically dispersed retail accounts grew 20% from September 30, 2005 to September 30, 2006. As of September 30, 2006, we had approximately 3.6 million active trading and investing accounts and 0.8 million active lending and deposit accounts.

The increase in retail segment income during the three and nine months ended September 30, 2006 compared to the same periods a year ago was due to an increase in net operating interest income after provision for loan losses and commission revenue, offset by lower gains on sales of loans and securities, net. Retail net operating interest income after provision for loan losses increased 97% to $221.1 million and 117% to $655.7 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Customer cash and deposits increased 63% at September 30, 2006 compared to September 30, 2005. Higher customer cash and deposit balances generally translate into a lower cost of funds as deposits increased in comparison to other borrowings. Average margin receivables increased 193% and 202% to $6.7 billion and $6.8 billion for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Higher margin balances generally translate into a higher interest rate earned on interest-earning assets. Net operating interest income growth included the impact of the Harrisdirect and BrownCo acquisitions.

Retail commission revenue increased 20% to $100.9 million and 55% to $364.3 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic growth in domestic equity, international equity and option trades.

A shift in the composition of our retail customers who traded during the period resulted in a lower average commission per trade. In addition, during the first quarter of 2006, we extended a conversion-related free trade offer to the Harrisdirect customer base. These factors resulted in a 14% and 15% decrease in average commission per trade for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. Due to these factors, our 44% and 83% growth in DARTs for the three and six months ended September 30, 2006 respectively, equated to a 20% and 55% increase in retail commission revenue during the three and nine months ended September 30, 2006, respectively; however, we derive revenue not only from trades but also from other aspects of our relationship with our customers, especially customers who maintain deposits and free credits with us. As such, while retail commission revenue increased 20% and 55% during the three and nine months ended September 30, 2006, total retail segment income increased 33% and 82%, respectively.

Offsetting these increases were lower gains on the sales of loans and securities, net of $10.6 million for the three months ended September 30, 2006. In addition, service charges and fees decreased $3.2 million for the nine months ended September 30, 2006 compared to the same period in 2005. As our overall retail customer base became more engaged with us, an increased number of those customers exceeded the minimum activity levels required to avoid account maintenance fees.

Retail segment expense increased $88.3 million and $243.5 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. The increase for the three months ended September 30, 2006 was primarily related to the $16.7 million restructuring charge in the third quarter of 2006 and the $18.1 million in increased fraud related expense as previously discussed.

Institutional

Institutional segment income increased 83% to $78.1 million and 31% to $215.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, as shown in the following table (dollars in thousands, except for key metrics):

	As of or for the Three Months Ended September 30,		Variance		As of or for the Nine Months Ended September 30,		Variance
			2006 vs. 2005				2006 vs. 2005
	2006	2005	Amount	%	2006	2005	Amount	%
Institutional segment income:
Net operating interest income after provision for loan losses	$121,530	$91,997	$29,533	32%	$335,828	$272,583	$63,245	23%
Commission	32,704	30,523	2,181	7%	112,438	87,352	25,086	29%
Service charges and fees	5,120	5,960	(840)	(14)%	16,023	13,956	2,067	15%
Principal transactions	22,697	23,793	(1,096)	(5)%	84,979	75,386	9,593	13%
Gain on sales of loans and securities, net	5,395	4,316	1,079	25%	10,445	32,375	(21,930)	(68)%
Other revenue	2,771	2,901	(130)	(4)%	6,358	8,412	(2,054)	(24)%

Net segment revenue	190,217	159,490	30,727	19%	566,071	490,064	76,007	16%
Total segment expense	112,122	116,823	(4,701)	(4)%	350,262	325,120	25,142	8%

Total institutional segment income	$78,095	$42,667	$35,428	83%	$215,809	$164,944	$50,865	31%

Key Metrics:
Total nonperforming loans, net as a % of gross loans held-for-investment	0.24%	0.13%	*	0.11%	0.24%	0.13%	*	0.11%
Average revenue capture per 1,000 equity shares	$0.382	$0.535	$(0.153)	(29)%	$0.339	$0.434	$(0.095)	(22)%

*	Percentage not meaningful

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

Net operating interest income after provision for loan losses increased 32% to $121.5 million and 23% to $335.8 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. This increase primarily was a result of growth in interest-earning assets, which are funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment either to purchase interest-earning assets or pay down wholesale liabilities.

The increase in institutional commissions is due to a more favorable trading environment and the continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

The increase in net operating interest income after provision for loan losses and commission revenue was offset by a planned decrease in gain on sales of loans and securities, net. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. Based on the current composition of our balance sheet, we determined that during the nine months ended September 30, 2006, it was not advantageous to sell securities at similar levels as the same period in the prior year.

The increase in expense for the nine months ended September 30, 2006 compared to the same period in 2005 was predominantly volume-related. Compensation and benefits expense increased due to increases in volume- and performance-based compensation and expensing of stock options. Clearing and servicing expense increased due to increased overall trading volumes and the increase in our loan portfolio.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Assets:
Cash and equivalents(1)	$1,471,489	$1,454,362	1%
Trading securities	151,835	146,657	4%
Available-for-sale mortgage-backed and investment securities	15,332,963	12,763,438	20%
Loans held-for-sale	208,633	87,371	139%
Brokerage receivables, net	7,230,960	7,174,175	1%
Loans receivable, net	23,215,444	19,424,895	20%
Other assets(2)	3,911,847	3,516,788	11%

Total assets	$51,523,171	$44,567,686	16%

Liabilities and shareholders’ equity:
Deposits	$22,319,364	$15,948,015	40%
Securities sold under agreements to repurchase	10,990,532	11,101,542	(1)%
Brokerage payables	7,399,279	7,342,208	1%
Other borrowings	4,206,922	4,206,996	(0)%
Corporate debt(3)	1,839,835	2,022,701	(9)%
Accounts payable, accrued and other liabilities	736,982	546,664	35%

Total liabilities	47,492,914	41,168,126	15%
Shareholders’ equity	4,030,257	3,399,560	19%

Total liabilities and shareholders’ equity	$51,523,171	$44,567,686	16%

(1)	Includes “Cash and equivalents” and “Cash and investments required to be segregated under Federal or other regulations.”
(2)	Includes “Property and equipment, net”, “Goodwill”, “Other intangibles, net” and “Other assets.”
(3)	Includes “Senior notes”, “Mandatory convertible notes” and “Convertible subordinated notes.”

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

The increase in total liabilities primarily was attributable to a $6.4 billion increase in deposits due to higher sweep deposit accounts and money market deposits resulting, in part, from our conversion of Harrisdirect customers, as well as from growth from existing and new customers. The increase in liabilities was partially offset by declines in securities sold under agreements to repurchase and other borrowings, which primarily was a result of our growth in deposits.

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

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Real estate loans:
One- to four-family	$8,912,645	$7,091,664	26%
HELOC, second mortgage and other	10,446,593	8,106,820	29%
Consumer and other loans:
Recreational vehicle	2,400,979	2,692,055	(11)%
Marine	683,166	752,645	(9)%
Credit card	198,022	188,600	5%
Automobile	102,968	235,388	(56)%
Other	185,755	97,436	91%
Unamortized premiums, net	355,224	323,573	10%
Allowance for loan losses	(69,908)	(63,286)	10%

Total loans receivable, net	$23,215,444	$19,424,895	20%

Loans receivable, net increased 20% to $23.2 billion at September 30, 2006 from $19.4 billion at December 31, 2005. We continue to focus our growth in real estate loans while allowing our consumer loans to decline. We anticipate that our mortgage and HELOC portfolios will continue to increase over time, and we believe this will improve our credit risk profile. We anticipate that recreational vehicle and marine loan balances will continue to decline over time due to our sale of the E*TRADE Consumer Finance Corporation in 2005, and automobile loans will continue to decline due to our exit of the automobile origination business in 2004. Other loans include commercial loans which increased 103% to $179.2 million during the nine months ended September 30, 2006.

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

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowances as % of Consumer and Other Loans Receivable	Allowance	Allowances as % of Real Estate Loans Receivable	Allowance	Allowances as % of Total Loans Receivable
September 30, 2006	$32,845	0.91%	$37,063	0.19%	$69,908	0.30%
June 30, 2006	$32,660	0.86%	$34,461	0.20%	$67,121	0.32%
March 31, 2006	$33,108	0.85%	$31,401	0.20%	$64,509	0.33%
December 31, 2005	$32,379	0.80%	$30,907	0.20%	$63,286	0.32%

The following table provides an analysis of the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$67,121	$55,418	$63,286	$47,681
Provision for loan losses	12,547	12,909	33,014	37,946
Charge-offs	(13,950)	(13,037)	(41,922)	(40,347)
Recoveries	4,190	4,564	15,530	14,574

Net charge-offs	(9,760)	(8,473)	(26,392)	(25,773)

Allowance for loan losses, end of period	$69,908	$59,854	$69,908	$59,854

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

During the nine months ended September 30, 2006, the allowance for loan losses increased by $6.6 million from the level at December 31, 2005. The increase primarily was due to growth in the real estate loan portfolio, which increased approximately $4.2 billion over the same period and is not indicative of a decline in overall credit quality.

Net charge-offs for the three and nine months ended September 30, 2006 compared to the same periods in 2005 increased by $1.3 million and $0.6 million, respectively. The overall increase was due to higher net charge-offs on real estate loans offset by lower net charge-offs on consumer loans. The increase in real estate loan charge-offs was due to the growth of the portfolio and the decrease in consumer loan charge-offs primarily was due to a decline in loan balances as we exited the consumer finance business in 2005. Annualized net charge-offs as a percentage of average loans receivable, net were 0.17% at September 30, 2006 compared to 0.20% at September 30, 2005.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	September 30, 2006	December 31, 2005
Real estate loans	$49,117	$27,635
Consumer and other loans	5,785	7,019

Total nonperforming loans, net	54,902	34,654
Real estate owned (“REO”) and other repossessed assets, net	9,716	6,555

Total nonperforming assets, net	$64,618	$41,209

Total nonperforming loans, net as a % of total gross loans held-for-investment	0.24%	0.18%

Total allowance for loan losses as a percentage of total nonperforming loans, net	127%	183%

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During the nine months ended September 30, 2006, our nonperforming assets, net increased $23.4 million from $41.2 million at December 31, 2005. The increase is attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $24.6 million, offset by a decrease in nonperforming consumer and other loans of $1.2 million. These trends are not the result of a deterioration or improvement in credit quality, but are reflective of our targeted growth in real estate loans and the targeted decrease in consumer loans.

The allowance as a percentage of total nonperforming loans, net decreased 56% during the nine months ended September 30, 2006. As our loan portfolio shifts to mortgage loans, where the risk of charge-off is generally less than the risk of charge-off on a consumer loan, the level of the allowance to nonperforming assets may continue to decrease.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent (“Special Mention” loans). Special Mention loans represented $166.9 million and $127.2 million of the total loan portfolio at September 30, 2006 and December 31, 2005, respectively. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was primarily due to an increase in the 30-day delinquency category of mortgage loans. Significant migration from this category to more serious delinquency classifications is not expected to occur.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$10,965,292	$9,427,521	16%
Collateralized mortgage obligations and other	1,032,541	995,891	4%

Total mortgage-backed securities	11,997,833	10,423,412	15%
Investment securities:
Asset-backed securities	2,024,935	1,365,754	48%
Publicly traded equity securities:
Preferred stock	398,388	288,365	38%
Corporate investments	36,387	147,400	(75)%
FHLB stock	193,750	198,700	(2)%
Other	681,670	339,807	101%

Total investment securities	3,335,130	2,340,026	43%

Total available-for-sale securities	$15,332,963	$12,763,438	20%

Available-for-sale securities represented 30% and 29% of total assets at September 30, 2006 and December 31, 2005, respectively. Available-for-sale securities increased to $15.3 billion at September 30, 2006, primarily due to the growth in our mortgage-backed and asset-backed securities portfolio. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. Based on this evaluation, we decided to grow our mortgage-backed and asset-backed securities portfolio during the current period.

As interest rates increase, the fair value of fixed-rate available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in 2006 if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Sweep deposit accounts	$10,351,653	$7,733,267	34%
Money market and savings accounts	6,391,190	4,635,866	38%
Certificates of deposit	4,649,385	2,703,605	72%
Brokered certificates of deposit	566,988	484,612	17%
Checking accounts	360,148	390,665	(8)%

Total deposits	$22,319,364	$15,948,015	40%

Deposits represented 47% and 39% of total liabilities at September 30, 2006 and December 31, 2005, respectively. Deposits increased $6.4 billion to $22.3 billion at September 30, 2006, driven by a $2.6 billion increase in sweep deposit accounts, a $1.8 billion increase in money market and savings accounts and a $1.9 billion increase in certificates of deposit.

The increase in sweep deposit accounts was driven primarily by the Harrisdirect and BrownCo conversions. Prior to the conversions, Harrisdirect customer cash balances were swept to a third party and not reflected on our balance sheet, and BrownCo customer cash balances were generally kept in free credits. Our other deposit products have shown significant growth as a result of our focused sales and retention efforts, as well as the overall impact of the E*TRADE Complete Intelligent Cash Optimizer. E*TRADE Complete Intelligent Cash Optimizer enables customers to better determine the optimal use of their funds and has resulted in higher money market and certificates of deposit balances. The sweep deposit accounts, money market accounts and certificates of deposit generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $31.6 billion for the three and nine months ended Setpember 30, 2006. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005	Variance
			2006 vs. 2005
Deposits	$22,319,364	$15,948,015	40%
Less: brokered certificates of deposit	(566,988)	(484,612)	17%

Deposits excluding brokered certificates of deposit	21,752,376	15,463,403	41%
Free credits	6,156,438	5,770,751	7%
Customer cash balances held by third parties	3,702,356	6,955,830	(47)%

Total customer cash and deposits	$31,611,170	$28,189,984	12%

Corporate Debt

Corporate debt decreased to $1.8 billion at September 30, 2006 compared to $2.0 billion at December 31, 2005. The Company called the remaining $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”) during the nine months ended September 30, 2006. See “Liquidity and Capital Resources—Corporate Debt” below.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from capital market activities and our operations in the retail and institutional segments. The segment cash flows provide capital to fund growth in our regulated subsidiaries. The Company’s cash and equivalents balance increased to $1.2 billion for the period ended September 30, 2006.

Corporate Debt

During the nine months ended September 30, 2006, the Company called the remaining $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (the “6.00% Notes”). In April 2006, the Company completed the partial redemption that was originally announced in March 2006 and called the remaining $92.6 million principal amount of its 6.00% Notes. The table below shows the timing and impact of these calls (dollars and shares in millions):

	Debt Redeemed	Common Stock Shares Issued	Cash Paid
First call in March 2006
March redemptions	$36.3	1.5	$—
April redemptions	56.3	2.4	0.9
Second call in April 2006(1)	92.6	3.9	0.9

Total redemptions	$185.2	7.8	$1.8

(1)	All redemptions occurred in April.

Our current senior debt ratings are Ba2 (positive outlook) by Moody’s Investor Service, BB- (stable) by Standard & Poor’s and BB (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Baa3 by Moody’s Investor Service, BB+ (stable) by Standard & Poor’s and BBB (low) by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements. Converging Arrows is a subsidiary of the parent company. At September 30, 2006, Converging Arrows had $154.0 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

The Bank is prohibited by regulations from lending to the parent company. At September 30, 2006, the Bank had approximately $151.5 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. The Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at September 30, 2006 and December 31, 2005.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At September 30, 2006 and December 31, 2005, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $669.8 million at September 30, 2006.

Other Sources of Liquidity

We maintain committed and uncommitted financing facilities with banks totaling $550.0 million to meet corporate liquidity needs and finance margin lending. There were no outstanding balances and the full $550.0 million was available under these lines at September 30, 2006 and December 31, 2005.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At September 30, 2006, the Bank had approximately $8.2 billion in additional borrowing capacity.

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

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Operating Interest Differential

The following tables present average balance data and income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Three Months Ended September 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$22,955,022	$364,744	6.36%	$17,024,600	$232,004	5.45%
Mortgage-backed and related available-for-sale securities	12,068,052	159,199	5.28%	9,059,130	97,537	4.31%
Available-for-sale investment securities	3,220,054	51,885	6.44%	1,937,276	25,888	5.35%
Trading securities	114,806	2,600	9.06%	186,377	2,792	5.99%
Other	44,209	571	5.12%	95,714	719	2.98%

Total interest-earning banking assets(2)	38,402,143	578,999	6.03%	28,303,097	358,940	5.07%

Non-interest-earning banking assets	522,228			528,215

Total banking assets	$38,924,371			$28,831,312

Interest-bearing banking liabilities:
Retail deposits	$20,992,962	141,035	2.67%	$13,095,471	57,710	1.75%
Brokered certificates of deposit	618,681	7,453	4.78%	540,575	4,815	3.53%
Repurchase agreements and other borrowings	11,586,260	150,837	5.09%	9,510,214	91,520	3.77%
FHLB advances	3,583,663	43,950	4.80%	4,093,294	40,914	3.91%

Total interest-bearing banking liabilities	36,781,566	343,275	3.67%	27,239,554	194,959	2.84%

Non-interest-bearing banking liabilities	314,091			273,685

Total banking liabilities	37,095,657			27,513,239
Total banking shareholder’s equity	1,828,714			1,318,073

Total banking liabilities and shareholder’s equity	$38,924,371			$28,831,312

Excess of interest-earning banking assets over interest-bearing banking liabilities/net operating interest income	$1,620,577	$235,724		$1,063,543	$163,981

Bank net operating interest:
Spread			2.36%			2.23%
Margin (net yield on interest-earning banking assets)			2.46%			2.32%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.41%			103.90%
Return on average:(3)(4)
Total banking assets			1.03%			0.96%
Total banking shareholder’s equity			21.87%			21.06%
Average equity to average total banking assets			4.70%			4.57%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $5.3 million and $2.6 million for the three months ended September 30, 2006 and 2005, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on stand alone Bank results.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Interest-earning banking assets:
Loans, net(1)	$20,994,403	$949,513	6.03%	$14,517,416	$569,191	5.23%
Mortgage-backed and related available-for-sale securities	11,451,932	432,077	5.03%	9,139,878	285,366	4.16%
Available-for-sale investment securities	2,931,914	136,561	6.21%	2,957,416	112,115	5.05%
Trading securities	131,885	8,194	8.28%	308,240	9,631	4.17%
Other	46,489	1,561	4.44%	57,363	1,095	2.56%

Total interest-earning banking assets(2)	35,556,623	1,527,906	5.73%	26,980,313	977,398	4.83%

Non-interest-earning banking assets	487,802			467,642

Total banking assets	$36,044,425			$27,447,955

Interest-bearing banking liabilities:
Retail deposits	$19,664,315	346,602	2.36%	$12,407,871	147,570	1.59%
Brokered certificates of deposit	539,508	18,262	4.53%	429,568	10,818	3.37%
Repurchase agreements and other borrowings	10,680,195	391,460	4.83%	9,995,414	261,492	3.45%
FHLB advances	3,161,930	108,696	4.53%	3,026,553	86,358	3.76%

Total interest-bearing banking liabilities	34,045,948	865,020	3.37%	25,859,406	506,238	2.62%

Non-interest-bearing banking liabilities	303,307			320,168

Total banking liabilities	34,349,255			26,179,574
Total banking shareholder’s equity	1,695,170			1,268,381

Total banking liabilities and shareholder’s equity	$36,044,425			$27,447,955

Excess of interest-earning banking assets over interest-bearing banking liabilities/net operating interest income	$1,510,675	$662,886		$1,120,907	$471,160

Bank net operating interest:
Spread			2.36%			2.21%
Margin (net yield on interest-earning banking assets)			2.49%			2.33%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.44%			104.33%
Return on average:(3)(4)
Total banking assets			1.02%			0.99%
Total banking shareholder’s equity			21.63%			21.43%
Average equity to average total banking assets			4.70%			4.62%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $12.9 million and $7.9 million for the nine months ended September 30, 2006 and 2005, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on stand alone Bank results.

GLOSSARY OF TERMS

Active Trader—The customer segment that includes those who execute 30 or more trades per quarter and have base pricing of $6.99 to $9.99 per trade.

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

Customer cash and deposits—Customer cash, deposits, free credits and money market balances, including those held by third parties.

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

Main Street Investor—The customer segment that includes those who execute less than 30 trades per quarter, hold less than $50,000 in assets in combined retail accounts and have base pricing of $12.99 per trade

Margin loans—The extension of credit to brokerage customers of the Company, where the loan is secured with securities owned by the customer.

Mass Affluent—The customer segment that includes those who execute less than 30 trades per quarter, hold $50,000 or more in assets in combined retail accounts and have base pricing of $9.99 per trade.

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

Operating margin—Income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change.

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

Sweep deposit accounts—Accounts with the functionality to transfer brokerage cash balances to and from an FDIC-insured money market account at the Bank.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and as updated in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is primarily related to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2006, 92% of our total assets were interest-earning assets.

At September 30, 2006, approximately 60% of our total assets were residential mortgages and mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the Bank level and not for the Company. The Bank has 82% and 79% of our interest-earning assets at September 30, 2006 and December 31, 2005, respectively, and holds 80% and 77% of our interest-bearing liabilities at September 30, 2006 and December 31, 2005, respectively. Interest-earning assets not included in the NPVE approach are floating-rate brokerage receivables and a small portfolio of trading securities. Interest-bearing liabilities not currently included in the analysis consist of brokerage payables and corporate level long-term debt.

The sensitivity of NPVE at September 30, 2006 and December 31, 2005 and the limits established by the Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE				Board Limit
	September 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
+300	$204,416	8%	$(490,045)	(22)%	(55)%
+200	$133,791	5%	$(298,476)	(13)%	(30)%
+100	$59,343	2%	$(115,244)	(5)%	(20)%
–100	$(181,402)	(7)%	$(49,256)	(2)%	(20)%
–200	$(586,807)	(24)%	$(382,924)	(17)%	(30)%

Under criteria published by the Office of Thrift Supervision, the Bank’s overall interest rate risk exposure at September 30, 2006 was characterized as “moderate.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The Bank’s Asset Liability Committee monitors the Bank’s interest rate risk position.

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

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. IRLCs were valued as a $0.5 million and $1.6 million asset at September 30, 2006 and December 31, 2005, respectively.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Operating interest income	$731,429	$424,114	$1,986,096	$1,148,384
Operating interest expense	(376,293)	(207,101)	(961,569)	(535,532)

Net operating interest income	355,136	217,013	1,024,527	612,852
Provision for loan losses	(12,547)	(12,909)	(33,014)	(37,946)

Net operating interest income after provision for loan losses	342,589	204,104	991,513	574,906

Commission	133,606	114,278	476,771	323,111
Service charges and fees	33,910	32,893	99,540	100,639
Principal transactions	22,697	23,793	84,979	75,547
Gain on sales of loans and securities, net	16,003	21,850	38,738	84,121
Other revenue	32,961	22,918	99,932	66,596

Total non-interest income	239,177	215,732	799,960	650,014

Total net revenue	581,766	419,836	1,791,473	1,224,920

Expense excluding interest:
Compensation and benefits	110,705	103,084	352,334	280,472
Clearing and servicing	62,500	46,930	189,926	132,720
Advertising and market development	23,914	21,188	89,115	74,252
Communications	25,576	18,210	84,818	54,650
Professional services	20,741	16,703	71,715	53,168
Depreciation and amortization	18,565	18,443	56,181	53,310
Occupancy and equipment	22,150	16,249	63,082	50,673
Amortization of other intangibles	12,087	4,382	35,391	13,751
Facility restructuring and other exit activities	16,684	(469)	19,315	495
Other	45,675	23,129	101,888	65,917

Total expense excluding interest	358,597	267,849	1,063,765	779,408

Income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change	223,169	151,987	727,708	445,512
Other income (expense):
Corporate interest income	1,942	3,409	6,091	7,796
Corporate interest expense	(37,964)	(13,783)	(114,586)	(36,975)
Gain on sales and impairment of investments	26,991	22,028	59,897	68,172
Loss on early extinguishment of debt	—	—	(703)	—
Equity in income of investments and venture funds	2,519	3,103	1,701	7,142

Total other income (expense)	(6,512)	14,757	(47,600)	46,135

Income before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	216,657	166,744	680,108	491,647
Income tax expense	66,429	57,606	230,204	170,862
Minority interest in subsidiaries	—	—	—	58

Net income from continuing operations	150,228	109,138	449,904	320,727
Discontinued operations, net of tax:
Loss from discontinued operations	—	(3,464)	(721)	(18,901)
Gain (loss) on disposal of discontinued operations	3,021	171	3,021	(2,420)

Gain (loss) from discontinued operations, net of tax	3,021	(3,293)	2,300	(21,321)
Cumulative effect of accounting change, net of tax	—	1,646	—	1,646

Net income	$153,249	$107,491	$452,204	$301,052

Basic earnings per share from continuing operations	$0.35	$0.30	$1.07	$0.88
Basic earnings (loss) per share from discontinued operations	0.01	(0.01)	0.01	(0.06)
Basic earnings per share from cumulative effect of accounting change	—	0.00	—	0.00

Basic net earnings per share	$0.36	$0.29	$1.08	$0.82

Diluted earnings per share from continuing operations	$0.34	$0.29	$1.03	$0.85
Diluted earnings (loss) per share from discontinued operations	0.01	(0.01)	0.00	(0.06)
Diluted income per share from cumulative effect of accounting change	—	0.00	—	0.00

Diluted net earnings per share	$0.35	$0.28	$1.03	$0.79

Shares used in computation of per share data:
Basic	423,736	367,342	420,148	366,215
Diluted	438,883	382,031	436,959	379,768

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and equivalents	$1,199,638	$844,188
Cash and investments required to be segregated under Federal or other regulations	271,851	610,174
Trading securities	151,835	146,657
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $11,819,049 at September 30, 2006 and $11,792,684 at December 31, 2005)	15,332,963	12,763,438
Loans held-for-sale	208,633	87,371
Brokerage receivables, net	7,230,960	7,174,175
Loans receivable, net (net of allowance for loan losses of $69,908 at September 30, 2006 and $63,286 at December 31, 2005)	23,215,444	19,424,895
Property and equipment, net	299,261	299,256
Goodwill	2,063,598	2,003,456
Other intangibles, net	498,743	532,108
Other assets	1,050,245	681,968

Total assets	$51,523,171	$44,567,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$22,319,364	$15,948,015
Securities sold under agreements to repurchase	10,990,532	11,101,542
Brokerage payables	7,399,279	7,342,208
Other borrowings	4,206,922	4,206,996
Senior notes	1,400,505	1,401,947
Mandatory convertible notes	439,330	435,589
Convertible subordinated notes	—	185,165
Accounts payable, accrued and other liabilities	736,982	546,664

Total liabilities	47,492,914	41,168,126

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 427,007,278 at September 30, 2006 and 416,582,164 at December 31, 2005	4,270	4,166
Additional paid-in capital (“APIC”)	3,203,450	2,990,676
Retained earnings	1,032,634	580,430
Accumulated other comprehensive loss	(210,097)	(175,712)

Total shareholders’ equity	4,030,257	3,399,560

Total liabilities and shareholders’ equity	$51,523,171	$44,567,686

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$153,249	$107,491	$452,204	$301,052
Other comprehensive loss
Available-for-sale securities:
Unrealized gains (losses), net	156,018	(19,961)	(25,873)	23,044
Less impact of realized gains (transferred out of accumulated other comprehensive income) and included in net income, net	(38,291)	(14,066)	(65,814)	(61,552)

Net change from available-for-sale securities	117,727	(34,027)	(91,687)	(38,508)

Cash flow hedging instruments:
Unrealized gains (losses), net	(107,665)	83,027	43,078	(15,384)
Amortization of losses into operating interest expense related to de-designated cash flow hedges deferred in accumulated other comprehensive income, net	827	8,622	5,907	34,271

Net change from cash flow hedging instruments	(106,838)	91,649	48,985	18,887

Foreign currency translation gains (losses)	2,740	(2,631)	8,317	(17,119)

Other comprehensive income (loss)	13,629	54,991	(34,385)	(36,740)

Comprehensive income	$166,878	$162,482	$417,819	$264,312

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	—	—	452,204	—	452,204
Other comprehensive loss	—	—	—	—	—	—	(34,385)	(34,385)
Exercise of stock options and warrants, including tax benefit	—	—	4,911	49	66,897	—	—	66,946
Issuance of common stock upon conversion of 6% convertible debt	—	—	7,772	78	183,333	—	—	183,411
Issuance of common stock upon acquisition	—	—	847	8	19,742	—	—	19,750
Repurchases of common stock	—	—	(3,543)	(35)	(82,739)	—	—	(82,774)
Issuance of restricted stock	—	—	620	6	(6)	—	—	—
Cancellation of restricted stock	—	—	(98)	(1)	1	—	—	—
Retirement of restricted stock to pay taxes	—	—	(84)	(1)	(2,001)	—	—	(2,002)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	27,618	—	—	27,618
Other	—	—	—	—	(71)	—	—	(71)

Balance, September 30, 2006	—	$—	427,007	$4,270	$3,203,450	$1,032,634	$(210,097)	$4,030,257

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,215,674	$150,018	$(141,199)	$2,228,202
Net income	—	—	—	—	—	301,052		301,052
Other comprehensive loss	—	—	—	—	—		(36,740)	(36,740)
Exercise of stock options and warrants, including tax benefit	—	—	7,302	73	68,483	—	—	68,556
Issuance of common stock upon acquisition	—	—	300	3	4,038	—	—	4,041
Repurchases of common stock	—	—	(4,548)	(45)	(58,170)	—	—	(58,215)
Issuance of restricted stock	—	—	830	8	(8)	—	—	—
Cancellation of restricted stock	—	—	(517)	(5)	5	—	—	—
Retirement of restricted stock to pay taxes	—	—	(32)	—	(448)	—	—	(448)
Amortization of deferred stock compensation prior to adoption of SFAS No. 123(R), net of cancellations and retirements	—	—	—	—	1,974	—	—	1,974
Cumulative effect of accounting change					(2,777)			(2,777)
Stock-based compensation under SFAS No. 123(R)					8,608			8,608
Other	(3)	—	3	—	42	—	—	42

Balance, September 30, 2005	1,300	$13	372,962	$3,730	$2,237,421	$451,070	$(177,939)	$2,514,295

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$452,204	$301,052
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	(1,646)
Provision for loan losses	33,014	37,946
Depreciation and amortization (including discount amortization and accretion)	215,171	265,686
Gain on sales and impairment of investments	(54,539)	(144,168)
Minority interest in subsidiaries and equity in income of investments and venture funds	(1,701)	(7,200)
Non-cash facility restructuring costs and other exit activities	11,489	3,764
Stock-based compensation	27,618	10,582
Tax benefit from tax deductions in excess of compensation expense	(23,121)	(19,126)
Other	13,352	(9,349)
Net effect of changes in assets and liabilities:
Decrease in cash and investments required to be segregated under Federal or other regulations	352,724	527,443
Increase in brokerage receivables	(30,236)	(733,025)
Increase in brokerage payables	19,186	133,776
Proceeds from sales, repayments and maturities of loans held-for-sale	1,095,150	5,610,773
Purchases of loans held-for-sale	(1,409,547)	(3,096,313)
Proceeds from sales, repayments and maturities of trading securities	1,463,808	3,134,296
Purchases of trading securities	(1,480,586)	(5,265,037)
Other assets	(229,085)	37,672
Accounts payable, accrued and other liabilities	197,555	(118,572)
Facility restructuring liabilities	(13,568)	(7,301)

Net cash provided by operating activities	638,888	661,253

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(8,166,130)	(12,368,805)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	5,389,695	13,520,532
Net increase in loans receivable	(3,694,479)	(6,007,625)
Purchases of property and equipment	(68,241)	(58,302)
Cash used in business acquisitions, net(1)	(15,135)	(5,737)
Net cash flow from derivatives hedging assets	(50,257)	(26,414)
Other	20,459	20,778

Net cash used in investing activities	$(6,584,088)	$(4,925,573)

(1)	In 2006, cash used in business acquisitions was related to the BrownCo purchase price true-up based on the final acquisition balance sheet and acquisition of Retirement Advisors of America (“RAA”).

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Net increase in deposits	$6,367,905	$2,267,717
Advances from other long-term borrowings	2,449,414	17,018,000
Payments on advances from other long-term borrowings	(2,561,616)	(14,187,000)
Net decrease in securities sold under agreements to repurchase	(116,877)	(831,856)
Net increase (decrease) in other borrowed funds	66,492	(14,941)
Payments for redemption of 6% convertible notes	(1,754)	—
Proceeds from issuance of senior notes	—	447,452
Proceeds from issuance of common stock from employee stock transactions	43,825	48,299
Tax benefit from tax deductions in excess of compensation expense recognition	23,121	19,126
Repurchases of common stock	(82,774)	(58,215)
Proceeds from issuance of subordinated debentures and trust preferred securities	44,900	20,000
Net cash flow from derivatives hedging liabilities	68,014	(14,148)
Other	—	(458)

Net cash provided by financing activities	6,300,650	4,713,976

Increase in cash and equivalents	355,450	449,656
Cash and equivalents, beginning of period	844,188	939,906

Cash and equivalents, end of period	$1,199,638	$1,389,562

Supplemental disclosures:
Cash paid for interest	$1,012,858	$547,932
Cash paid for income taxes	$112,778	$88,023
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$39,509	$36,788
Reclassification of loans held-for-sale to loans held-for-investment	$124,817	$126,887
Issuance of common stock to retire debentures	$183,411	$—

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Basis of Presentation—These consolidated financial statements have been prepared in accordance with GAAP for interim financial information and Regulation S-X, Article 10 under the Securities Exchange Act of 1934. They are unaudited and do not include all disclosures found in our annual financial statements. Management believes it has made all necessary adjustments so that the financial statements are presented fairly. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of future results. Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2, the operations of certain businesses have been accounted for as discontinued operations in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

These consolidated financial statements should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

New Income Statement Reporting Format—During the nine month period ended September 30, 2006, we modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 8 to the consolidated financial statements.

In particular, we report corporate interest income and expense separately from operating interest income and expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and expense is generated from the operations of the Company and is a broad indicator of our success in our banking, lending and balance sheet management businesses. Our corporate debt, which is the primary source of the corporate interest expense has been used primarily to finance acquisitions, such as Harrisdirect and BrownCo and generally has not been downstreamed to any of our operating subsidiaries.

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

SFAS No. 155—Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. This statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, which are referred to as hybrid financial instruments. The statement simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company has not determined the impact of implementation but does not anticipate that this statement will have a material impact to the Company’s financial condition, results of operations or cash flows.

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

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007 or January 1, 2008 for the Company. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations or cash flows.

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

The interpretation also contains guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of the interpretation will be reported as an adjustment to the opening balance of retained earnings as of January 1, 2007. The Company is in the process of determining the amount of the cumulative effect this interpretation will require or whether it will have a material effect on our financial condition.

NOTE 2—DISCONTINUED OPERATIONS

E*TRADE Professional Securities, LLC and E*TRADE Professional Trading, LLC

In May 2005, the Company closed E*TRADE Professional Securities, LLC, a unit that conducted proprietary trading operations. In December 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC. The Company executed a sale agreement on February 17, 2006 and settled this transaction on July 3, 2006. The Company recorded approximately $2.8 million in gain, net of tax, on the sale of this business during the three months ended September 30, 2006.

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$—	$2,982	$5,526	$18,766

Loss from discontinued operations	$—	$(1,131)	$(1,181)	$(9,596)
Income tax benefit	—	(447)	(460)	(3,786)

Loss from discontinued operations, net of tax	$—	$(684)	$(721)	$(5,810)

E*TRADE Consumer Finance Corporation

In October 2005, the Company completed the sale of the servicing and origination businesses of E*TRADE Consumer Finance Corporation. The exit of the servicing business did not qualify as a discontinued operation; however, the origination business did qualify as a discontinued operation. In September 2006, the Company finalized certain post sale contingencies with the purchaser which resulted in a $0.2 million gain, net of tax.

The following table summarizes the results of discontinued operations for the origination business (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$—	$(552)	$—	$(7,285)

Loss from discontinued operations	$—	$(4,502)	$—	$(21,201)
Income tax benefit	—	(1,722)	—	(8,110)

Loss from discontinued operations, net of tax	$—	$(2,780)	$—	$(13,091)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
2003 Restructuring Plan	$(48)	$(416)	$(368)	$(419)
2001 Restructuring Plan	26	(69)	(321)	323
Other exit activities	16,706	16	20,004	591

Total facility restructuring and other exit activities	$16,684	$(469)	$19,315	$495

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

	Facility Consolidation	Other	Total
Original 2003 Restructuring Reserve:
Facility restructuring and other exit activities recorded	$59,510	$57,319	$116,829
Cash payments	(21,539)	(18,949)	(40,488)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2005	18,717	—	18,717
Activity for the nine months ended September 30, 2006:
Adjustment and additional charges	(368)	—	(368)
Cash payments	(3,662)	—	(3,662)

Total facility restructuring liabilities at September 30, 2006	$14,687	$—	$14,687

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. Facility consolidation costs are expected to be paid over contractual periods ending in fiscal year 2010. The roll forward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Original 2001 Restructuring Reserve:
Facility restructuring and other exit activities recorded	$150,416	$54,384	$26,036	$230,836
Cash payments	(101,698)	(507)	(19,434)	(121,639)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2005	7,455	—	792	8,247
Activity for the nine months ended September 30, 2006:
Adjustments and additional charges	(685)	—	364	(321)
Cash payments	(1,920)	—	(1,074)	(2,994)

Total facility restructuring and other exit activities liabilities at September 30, 2006	$4,850	$—	$82	$4,932

Other Exit Activities

Toward the end of the second quarter of 2006, the Company decided to relocate certain functions out of the state of California. As a result, the Company incurred costs of $16.7 million and $19.4 million for the three and nine months ended September 30, 2006, respectively, related to severance costs for employees impacted by the facility closings and costs for exiting those facilities. Additionally, for the three and nine months ended September 30, 2006, other exit activities included severance costs associated with the outsourcing of certain clearing operations and costs related to the relocation of certain accounting functions. The total charge for this exit activity is expected to be between $30.0 million and $35.0 million, all of which will be recorded in the retail segment.

For the three and nine months ended September 30, 2005, other exit activities were primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by the revision of previous estimates of various exit activities. The liquidation costs primarily related to customer notification, severance and reimbursement of losses taken on sales of securities.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating interest income:
Loans, net	$364,744	$232,004	$949,513	$569,191
Mortgage-backed and investment securities	205,838	120,827	555,693	389,612
Margin receivables	123,855	37,844	352,149	101,110
Other	36,992	33,439	128,741	88,471

Total operating interest income	731,429	424,114	1,986,096	1,148,384

Operating interest expense:
Deposits	148,488	62,525	364,864	158,388
Other borrowings	227,805	144,576	596,705	377,144

Total operating interest expense	376,293	207,101	961,569	535,532

Net operating interest income	$355,136	$217,013	$1,024,527	$612,852

Note 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
September 30, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$11,211,817	$3,967	$(250,492)	$10,965,292
Collateralized mortgage obligations and other	1,052,763	371	(20,593)	1,032,541

Total mortgage-backed securities	12,264,580	4,338	(271,085)	11,997,833

Investment securities:
Debt securities:
Asset-backed securities	2,031,163	6,798	(13,026)	2,024,935
Municipal bonds	481,984	9,121	(811)	490,294
Corporate bonds	116,668	—	(1,781)	114,887
Other debt securities	78,619	—	(5,929)	72,690

Total debt securities	2,708,434	15,919	(21,547)	2,702,806
Publicly traded equity securities:
Preferred stock	399,043	1,713	(2,368)	398,388
Corporate investments	18,432	19,245	(1,290)	36,387
FHLB stock	193,750	—	—	193,750
Retained interests from securitizations	3,413	386	—	3,799

Total investment securities	3,323,072	37,263	(25,205)	3,335,130

Total available-for-sale securities	$15,587,652	$41,601	$(296,290)	$15,332,963

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,687,666	$—	$(260,145)	$9,427,521
Collateralized mortgage obligations and other	1,014,582	315	(19,006)	995,891

Total mortgage-backed securities	10,702,248	315	(279,151)	10,423,412

Investment securities:
Debt securities:
Asset-backed securities	1,376,315	1,811	(12,372)	1,365,754
Municipal bonds	168,682	1,884	(882)	169,684
Corporate bonds	74,931	—	(2,171)	72,760
Other debt securities	78,989	—	(5,504)	73,485

Total debt securities	1,698,917	3,695	(20,929)	1,681,683
Publicly traded equity securities:
Preferred stock	290,240	267	(2,142)	288,365
Corporate investments	53,152	94,412	(164)	147,400
FHLB stock	198,700	—	—	198,700
Retained interests from securitizations	22,444	1,434	—	23,878

Total investment securities	2,263,453	99,808	(23,235)	2,340,026

Total available-for-sale securities	$12,965,701	$100,123	$(302,386)	$12,763,438

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
September 30, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$3,390,836	$(57,017)	$6,621,428	$(193,475)	$10,012,264	$(250,492)
Collateralized mortgage obligations and other	319,115	(3,310)	596,054	(17,283)	915,169	(20,593)
Debt securities:
Asset-backed securities	556,978	(3,866)	520,071	(9,160)	1,077,049	(13,026)
Municipal bonds	60,417	(399)	23,090	(412)	83,507	(811)
Corporate bonds	—	—	72,678	(1,781)	72,678	(1,781)
Other debt securities	—	—	72,690	(5,929)	72,690	(5,929)
Publicly traded equity securities:
Preferred stock	12,511	(498)	25,713	(1,870)	38,224	(2,368)
Corporate investments	3,797	(1,290)	—	—	3,797	(1,290)

Total temporarily impaired securities	$4,343,654	$(66,380)	$7,931,724	$(229,910)	$12,275,378	$(296,290)

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$5,914,808	$(142,245)	$3,512,713	$(117,900)	$9,427,521	$(260,145)
Collateralized mortgage obligations and other	351,565	(5,177)	546,291	(13,829)	897,856	(19,006)
Debt securities:
Asset-backed securities	412,142	(3,064)	411,595	(9,308)	823,737	(12,372)
Municipal bonds	21,006	(165)	22,775	(717)	43,781	(882)
Corporate bonds	—	—	72,760	(2,171)	72,760	(2,171)
Other debt securities	—	—	73,485	(5,504)	73,485	(5,504)
Publicly traded equity securities:
Preferred stock	86,292	(1,171)	11,759	(971)	98,051	(2,142)
Corporate investments	246	(164)	—	—	246	(164)

Total temporarily impaired securities	$6,786,059	$(151,986)	$4,651,378	$(150,400)	$11,437,437	$(302,386)

The Company does not believe that any individual loss as of September 30, 2006 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and are not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. During 2006, increasing market interest rates caused higher unrealized losses on our fixed-rate securities, including mortgage- and asset-backed securities. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the lender and general market conditions. Based on its evaluation, the Company recorded

$1.9 million and $2.3 million of impairment for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, the Company recorded $7.4 million and $38.3 million of impairment, respectively, for its asset- and mortgage-backed, interest-only and other securities.

The detailed components of the line items “Gain on sales of loans and securities, net” and “Gain on sales and impairment of investments” on the consolidated statement of income are shown below.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on sales of originated loans	$3,213	$14,811	$9,212	$47,147
Loss on sales of loans held-for-sale, net	(235)	(543)	(1,333)	(1,442)
Gain on sales of securities, net	13,025	7,582	30,859	38,416

Gain on sales of loans and securities, net	$16,003	$21,850	$38,738	$84,121

Gain on Sales and Impairment of Investments

Gain on sales and impairment of investments are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain on sales of publicly traded equity securities	$26,489	$22,560	$60,046	$68,147
Realized losses on sales of investments and impairments	—	(40)	(455)	(40)
Gain (losses) on sales of other equity securities(1)	502	(492)	306	65

Gain on sales and impairment of investments	$26,991	$22,028	$59,897	$68,172

(1)	Includes realized gains on retained interests from securitizations.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2006	December 31, 2005
Loans held-for-sale	$208,633	$87,371

Loans receivable, net:
Real estate loans:
One- to four-family	8,912,645	7,091,664
Home equity lines of credit (“HELOC”), second mortgage and other	10,446,593	8,106,820

Total real estate loans	19,359,238	15,198,484

Consumer and other loans:
Recreational vehicle	2,400,979	2,692,055
Marine	683,166	752,645
Credit card	198,022	188,600
Automobile	102,968	235,388
Other	185,755	97,436

Total consumer and other loans	3,570,890	3,966,124

Total loans receivable	22,930,128	19,164,608
Unamortized premiums, net	355,224	323,573
Allowance for loan losses	(69,908)	(63,286)

Total loans receivable, net	23,215,444	19,424,895

Total loans, net	$23,424,077	$19,512,266

NOTE 7—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Receivables from customers and non-customers (less allowance for doubtful accounts of $19,931 at September 30, 2006 and $8,835 at December 31, 2005)	$6,415,919	$5,678,923
Receivables from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed	489,659	1,163,125
Net settlement and deposits with clearing organizations	190,178	230,936
Other	135,204	101,191

Total brokerage receivables, net	$7,230,960	$7,174,175

Payables to customers and non-customers	$6,187,177	$5,817,469
Payables to brokers, dealers and clearing organizations:
Deposits received for securities loaned	857,499	1,320,853
Other	354,603	203,886

Total brokerage payables	$7,399,279	$7,342,208

Receivables from customers and non-customers are primarily brokerage receivables where customers use their securities as collateral (also known as margin receivables). Receivables from non-customers primarily represent credit extended to principal officers and directors of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At September 30, 2006, the fair value of securities that the Company received as collateral, where the Company is permitted to sell or re-pledge the securities, was approximately $9.1 billion. Of this amount, $1.8 billion had been pledged or sold at September 30, 2006 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
September 30, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$3,971,000	$17,579	$(29,457)	$(11,878)	5.13%	5.40%	N/A	4.63
RV loans	2,030,000	—	(11,146)	(11,146)	5.46%	5.33%	N/A	1.88
Home equity loans	490,000	—	(3,498)	(3,498)	5.40%	5.33%	N/A	2.41
Investment securities	335,162	1,252	(3,146)	(1,894)	5.07%	5.42%	N/A	6.95
Asset backed securities	223,000	221	(5,109)	(4,888)	5.39%	5.41%	N/A	6.68
Receive-fixed interest rate swaps:
Senior notes	300,000	528	(1,429)	(901)	7.80%	7.88%	N/A	9.18
Brokered certificates of deposit	128,052	—	(4,467)	(4,467)	5.37%	5.21%	N/A	11.69
FHLB advances	100,000	—	(3,690)	(3,690)	5.33%	3.64%	N/A	3.04
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	790,000	166	(11,008)	(10,842)	5.42%	N/A	N/A	5.38
Asset-backed securities	45,000	69	—	69	5.13%	N/A	N/A	8.68
Purchased interest rate options(1):
Caps	7,020,000	47,998	—	47,998	N/A	N/A	5.36%	2.41
Swaptions(2)	4,190,000	62,627	—	62,627	N/A	N/A	5.51%	10.34
Floors	1,200,000	22,331	—	22,331	N/A	N/A	4.74%	5.06

Total fair value hedges	$20,822,214	$152,771	$(72,950)	$79,821	5.36%	5.45%	5.35%	4.93

December 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$961,000	$12,485	$(598)	$11,887	4.50%	4.35%	N/A	4.88
Investment securities	119,485	1,315	(1,750)	(435)	4.62%	4.18%	N/A	7.70
Receive-fixed interest rate swaps:
Brokered certificates of deposit	132,313	—	(3,740)	(3,740)	4.33%	5.22%	N/A	12.50
FHLB advances	100,000	—	(3,894)	(3,894)	4.37%	3.64%	N/A	3.79
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	70,000	—	(470)	(470)	5.03%	N/A	N/A	10.01
Purchased interest rate options(1):
Caps	770,000	21,324	—	21,324	N/A	N/A	4.89%	4.82
Swaptions(2)	2,241,000	36,982	—	36,982	N/A	N/A	4.93%	8.47
Floors	1,325,000	3,952	—	3,952	N/A	N/A	3.82%	3.71

Total fair value hedges	$5,718,798	$76,058	$(10,452)	$65,606	4.51%	4.37%	4.59%	6.29

(1)	Purchased interest rate options were used to hedge mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three and nine months ended September 30, 2006 and 2005, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the line item “Gain on sales of loans and securities, net” in the consolidated statement of income.

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive income as unrealized gains or losses. The amounts in accumulated other comprehensive income are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the fundings or investment securities affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $22.1 million of net unrealized gains that are currently reflected in accumulated other comprehensive income in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The Company also recognizes cash flow hedge ineffectiveness. The amount of ineffectiveness recorded in earnings is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying debt being hedged. The Company recognized this cash flow ineffectiveness in the “Other” line item within “Expense excluding interest” in the consolidated statement of income. Cash flow ineffectiveness is re-measured on a quarterly basis.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,790,000	$7,191	$(19,094)	$(11,903)	5.34%	5.39%	N/A	6.11
FHLB advances	530,000	2,366	(8,693)	(6,327)	5.32%	5.44%	N/A	9.41
Purchased interest rate forward-starting swaps:
Repurchase agreements	670,000	—	(9,302)	(9,302)	5.50%	N/A	N/A	7.24
Purchased interest rate options(1):
Caps	4,690,000	70,738	—	70,738	N/A	N/A	5.05%	3.61
Floors	2,900,000	2,434	—	2,434	N/A	N/A	5.33%	1.91

Total cash flow hedges	$11,580,000	$82,729	$(37,089)	$45,640	5.37%	5.40%	5.16%	4.26

December 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,100,000	$6,959	$(2,223)	$4,736	4.87%	4.38%	N/A	9.15
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,675,000	1,219	(19,872)	(18,653)	5.04%	N/A	N/A	9.50
FHLB advances	750,000	—	(4,040)	(4,040)	5.02%	N/A	N/A	9.46
Purchased interest rate options(1):
Caps	2,925,000	64,301	—	64,301	N/A	N/A	4.76%	4.59
Floors	1,900,000	2,527	—	2,527	N/A	N/A	5.50%	3.54

Total cash flow hedges	$9,350,000	$75,006	$(26,135)	$48,871	5.00%	4.38%	5.05%	6.71

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Impact on accumulated other comprehensive income (net of taxes):
Beginning balance	$84,992	$(190,780)	$(70,831)	$(118,018)
Gains (losses) on cash flow hedges related to derivatives, net	(107,665)	83,027	43,078	(15,384)
Reclassifications into earnings, net	827	8,622	5,907	34,271

Ending balance	$(21,846)	$(99,131)	$(21,846)	$(99,131)

Derivatives terminated during the period:
Notional	$1,265,000	$5,025,000	$9,375,000	$12,670,000
Fair value of net gains (losses) recognized in accumulated other comprehensive income	$(20,649)	$30,320	$93,245	$(44,845)
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$(1,197)	$(14,027)	$(8,887)	$(57,446)

The gains (losses) accumulated in other comprehensive income on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the hedged forecasted issuance of liabilities will affect earnings, ranging from 16 days to almost 15 years.

The following table shows the balance in accumulated other comprehensive income attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005
Accumulated other comprehensive income balance (net of taxes) related to:
Open cash flow hedges	$(51,598)	$(31,415)
Discontinued cash flow hedges	29,752	(67,716)

Total cash flow hedges	$(21,846)	$(99,131)

Hedge Ineffectiveness

In accordance with SFAS No. 133, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. These amounts are reflected in the “Other” line item within “Expense excluding operating interest” in the consolidated statement of income. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value hedges	$(1,652)	$(1,240)	$2,029	$(3,861)
Cash flow hedges	190	(29)	(163)	(44)

Total hedge ineffectiveness	$(1,462)	$(1,269)	$1,866	$(3,905)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.5 million and $1.6 million asset at September 30, 2006 and December 31, 2005, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $2.0 million and $0.7 million asset at September 30, 2006 and December 31, 2005, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated net gains of $1.7 million and $0.8 million for the three and nine months ended September 30, 2006, respectively. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated net gains of $0.1 million and $0.6 million for the three and nine months ended September 30, 2005, respectively.

NOTE 9—EQUITY METHOD INVESTMENTS

Equity method investments which are reported as part of the line item “Other Assets” on the consolidated balance sheet consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Investsmart(1)(2)	$35,008	$—
Arrowpath Fund II, L.P.	18,929	16,806
International Securities Exchange	4,000	—
KAP Group, L.L.C.	3,810	4,365
Softbank Capital Partners Inc.	3,728	4,700
Other	3,136	3,460

Total equity method investments	$68,611	$29,331

(1)	Investsmart was previously accounted for in accordance SFAS 115 and reported as part of Available-for-sale mortgage-backed and investment securities at December 31, 2005.
(2)	Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions.

During the third quarter, the Company increased its ownership stake in Investsmart to 28% and determined that it exercised significant influence over Investsmart. This resulted in a transition from an investment accounted for as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, to an investment accounted for under equity method accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock.

NOTE 10—GOODWILL

The following table discloses the changes in the carrying value of goodwill for the periods presented (dollars in thousands):

Balance at December 31, 2005	$2,003,456
Purchase accounting adjustments related to 2005 acquisitions	16,711
Addition from 2006 acquisition of RAA	13,739
Additions from 2006 transition to equity method of accounting of Investsmart	30,814
Other adjustments	(1,122)

Balance at September 30, 2006	$2,063,598

During the third quarter, the Company completed the purchase of RAA, an investment advisor based in Dallas, Texas, and transitioned the Company’s investment in Investsmart to equity method accounting as discussed in Note 9. In connection with these transactions, the Company recorded $13.7 million and $30.8 million in goodwill, respectively. An additional $16.7 million of goodwill, primarily due to purchase accounting adjustments related to the 2005 acquisitions of BrownCo and Harrisdirect, was recorded for the nine months ended September 30, 2006.

NOTE 11—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Sweep deposit accounts	0.87%	0.57%	$10,351,653	$7,733,267	46.5%	48.5%
Money market and savings accounts	4.32%	3.17%	6,391,190	4,635,866	28.6	29.1
Certificates of deposit	4.95%	3.94%	4,649,385	2,703,605	20.8	17.0
Brokered certificates of deposit	3.70%	3.86%	566,988	484,612	2.5	3.0
Checking accounts	1.08%	0.71%	360,148	390,665	1.6	2.4

Total deposits	2.78%	2.00%	$22,319,364	$15,948,015	100.0%	100.0%

NOTE 12—ASSET SECURITIZATION

Collateralized Debt Obligations (“CDO”)

On August 30, 2006, an unrelated financial advisor (“Advisor”) transferred $229.9 million in asset-backed securities to E*TRADE ABS CDO V, Ltd. (“CDO V”). The Company had previously transferred $96.8 million in asset-backed securities to the Advisor for transfer to CDO V. Additionally, the Company utilized a warehouse line with the Advisor to purchase $133.1 million of asset-backed securities that were also transferred to CDO V. Concurrent with these transfers, CDO V sold total beneficial interests of $300.0 million to investors in the form of senior notes, subordinated notes and preference shares collateralized by the asset-backed securities. Additional purchases of asset-backed securities will be made in open market transactions and transferred to CDO V within 90 days following the closing date. As of September 30, 2006, 89% of the pool of underlying securities had been transferred into CDO V.

The CDO V transaction is a managed deal whereby the portfolio manager, E*TRADE Global Asset Management, Inc., is appointed to actively manage the collateral of the CDO. Because CDO V is a managed deal, it is a special purpose entity and not a qualified special purpose entity. The CDO V transaction was accounted for as a sale in accordance with SFAS No. 140.

The Company purchased $2.2 million of preference shares in CDO V. Retained interests are subordinate to the notes sold by CDO V and on an equal standing with the preference shares purchased by other preference share investors in CDO V. Neither CDO V itself nor the investors in the beneficial interests sold by CDO V have recourse to the Company.

The Company reviewed CDO V to determine if consolidation was necessary under the requirements of FIN 46R. The calculation of CDO V’s beneficial interests indicated that the Company was not the recipient of the majority of the potential benefits or losses of the deal. Therefore, the Company is not the primary beneficiary of the transaction and is not required to consolidate the CDO.

The following table summarizes the asset-backed securities transferred to CDO V at closing, the amount of the cash proceeds and the preference shares purchased by the Company (dollars in millions):

CDO	Transaction Date	Asset-Backed Securities Transferred to CDO at closing				Preference Shares Purchased by E*TRADE
		E* TRADE	Independent Investment Advisor	Total	Proceeds	Amount
CDO V	August 2006	$96.8	$133.1	$229.9	$300.0	$2.2

NOTE 13—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic:
Numerator:
Net income from continuing operations	$150,228	$109,138	$449,904	$320,727
Gain (loss) from discontinued operations, net of tax	3,021	(3,293)	2,300	(21,321)
Cumulative effect of accounting change, net of tax	—	1,646	—	1,646

Net income	$153,249	$107,491	$452,204	$301,052

Denominator:
Basic weighted-average shares outstanding	423,736	367,342	420,148	366,215

Diluted:
Numerator:
Net income	$153,249	$107,491	$452,204	$301,052

Denominator:
Basic weighted-average shares outstanding	423,736	367,342	420,148	366,215
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	13,796	12,072	14,864	10,936
Weighted-average warrants and contingent shares outstanding	248	2,617	248	2,617
Weighted-average mandatorily convertible notes	1,103	—	1,699	—

Diluted weighted-average shares outstanding	438,883	382,031	436,959	379,768

Per share:
Basic earnings per share:
Earnings per share from continuing operations	$0.35	$0.30	$1.07	$0.88
Earnings (loss) per share from discontinued operations	0.01	(0.01)	0.01	(0.06)
Earnings per share from cumulative effect of accounting change	—	0.00	—	0.00

Net earnings per share	$0.36	$0.29	$1.08	$0.82

Diluted earnings per share:
Earnings per share from continuing operations	$0.34	$0.29	$1.03	$0.85
Earnings (loss) per share from discontinued operations	0.01	(0.01)	0.00	(0.06)
Earnings per share from cumulative effect of accounting change	—	0.00	—	0.00

Net earnings per share	$0.35	$0.28	$1.03	$0.79

Excluded from the calculations of diluted earnings per share are 3.0 million shares of common stock for the nine months ended September 30, 2006 and 7.8 million shares for the three and nine months ended September 30, 2005, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares excluded from the three months ended September 30, 2006, as all convertible subordinated notes outstanding had been redeemed by the end of the second quarter of 2006.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (shares in thousands, except exercise price ranges):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options excluded from computation of diluted earnings per share	6,656	3,427	4,822	9,877
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$18.62	$8.04	$18.62	$4.15

NOTE 14—SHARE REPURCHASES

During 2006, the Company repurchased common stock under a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, redeem for cash its outstanding convertible subordinated notes, retire debt in the open market or a combination of all three. The table below shows the timing and impact of the repurchases during the nine months ended September 30, 2006 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
March 31, 2006	—	$ —	$ —	$179,764
June 30, 2006	2,029,500	$48,273	$23.79	$131,491
September 30, 2006	1,513,900	$34,501	$22.79	$ 96,990

NOTE 15—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Effective July 1, 2005, the Company adopted SFAS No. 123(R). The impact of the adoption resulted in expenses of $7.1 million for stock options for the three and nine months ended September 30, 2005. The Company recognized $6.2 million and $20.0 million for the three and nine months ended September 30, 2006, respectively, in compensation expense for stock options.

The Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change and $1.1 million compensation expense for the three months ended September 30, 2005. For the three and nine months ended September 30, 2006, the Company recognized $2.2 million and $7.6 million, respectively, in compensation expense for restricted stock awards. Prior to the adoption of SFAS No. 123(R), the Company previously accounted for restricted stock options under APB No. 25.

The following table illustrates the effect on the Company’s reported net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation prior to the adoption of SFAS No. 123(R) (dollars in thousands, except per share amounts):

Six Months Ended June 30, 2005
Net income, as reported	$193,561
Stock-based employee compensation expense, net of tax	1,241
Stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(8,618)

Pro forma net income	$186,184

Earnings per share:
Basic – as reported	$0.53

Basic – pro forma	$0.51

Diluted – as reported	$0.51

Diluted – pro forma	$0.49

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model based on the assumptions noted in the table below. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatility of publicly traded options on the Company’s stock. The expected term represents the period of time that options granted are expected to be outstanding. The expected term is estimated using employees’ actual historical behavior and projected future behavior based on expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury zero-coupon bond where the remaining term equals the expected term. Dividend yield is zero as the Company has not paid dividends to its shareholders and does not currently plan to pay dividends to its shareholders in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	35%	31%	34%	34%
Expected term (years)	4.44	5.08	4.48	4.89
Risk-free interest rate	5%	4%	5%	4%
Dividend yield	—	—	—	—

The weighted-average fair values of options granted were $8.67 and $8.62 for the three and nine months ended September 30, 2006, respectively. The weighted-average fair values of options granted were $5.56 and $4.48 for the three and nine months ended September 30, 2005, respectively. The contractual term for most options granted during the three and nine months ended September 30, 2006 was 7 years. In previous periods, we primarily granted options with 10-year terms.

NOTE 16—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) and the NASD, Inc. (“NASD”), which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions.

We use both the Aggregate Indebtedness and the Alternative methods to compute net capital. The method used depends on the individual broker-dealer subsidiary.

As of September 30, 2006, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at September 30, 2006. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at September 30, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at September 30, 2006, the most recent date of notification, the Office of Thrift Supervision (“OTS”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. At September 30, 2006, management believes that the Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank’s loans or securities are concentrated, could adversely affect future earnings and the Bank’s ability to meet its future capital requirements.

The Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
September 30, 2006:
Total Capital to Risk-weighted assets	$2,384,494	10.61%	>$	1,798,510	>8.0%	>$2,248,138	>	10.0%
Tier I Capital to Risk-weighted assets	$2,314,586	10.30%	>$	899,255	>4.0%	>$1,348,883	>	6.0%
Tier I Capital to Adjusted total assets	$2,314,586	5.80%	>$	1,595,949	>4.0%	>$1,994,936	>	5.0%
December 31, 2005:
Total Capital to Risk-weighted assets	$2,021,091	10.94%	>$	1,478,238	>8.0%	>$1,847,797	>	10.0%
Tier I Capital to Risk-weighted assets	$1,957,805	10.60%	>$	739,119	>4.0%	>$1,108,678	>	6.0%
Tier I Capital to Adjusted total assets	$1,957,805	5.92%	>$	1,322,343	>4.0%	>$1,652,929	>	5.0%

NOTE 17—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which MarketXT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankrutpcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company will continue both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in our favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on our results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on our financial position, results of operations or cash flows. The Company contests liability or the amount of claimed damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what any eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes that the outcome of any such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results in the future, depending, among other things, upon the Company’s or business segment’s income for such period.

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

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	September 30, 2006
	Fixed Rate	Variable Rate	Total
Purchase loans	$378,610	$2,507,574	$2,886,184
Originate loans	$574,811	$273,284	$848,095
Sell loans	$38,186	$8,799	$46,985

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2006, the Company had commitments to purchase $4.4 billion and sell $5.6 billion in securities. In addition, the Company had approximately $4.3 billion of certificates of deposit scheduled to mature in less than one year and $9.1 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at September 30, 2006 is $0.2 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2006, management estimated that the maximum potential liability under this arrangement is equal to approximately $350.0 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 18—SEGMENT INFORMATION

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$397,998	$576,258	$(242,827)	$731,429
Operating interest expense	(176,939)	(442,181)	242,827	(376,293)

Net operating interest income	221,059	134,077	—	355,136
Provision for loan losses	—	(12,547)	—	(12,547)

Net operating interest income after provision for loan losses	221,059	121,530	—	342,589

Commission	100,902	32,704	—	133,606
Service charges and fees	28,790	5,120	—	33,910
Principal transactions	—	22,697	—	22,697
Gain on sales of loans and securities, net	10,608	5,395	—	16,003
Other revenue	30,942	2,771	(752)	32,961

Total non-interest income	171,242	68,687	(752)	239,177

Total net revenue	392,301	190,217	(752)	581,766

Expense excluding interest:
Compensation and benefits	77,002	33,703	—	110,705
Clearing and servicing	18,307	44,945	(752)	62,500
Advertising and market development	22,517	1,397	—	23,914
Communications	22,248	3,328	—	25,576
Professional services	12,140	8,601	—	20,741
Depreciation and amortization	14,175	4,390	—	18,565
Occupancy and equipment	20,434	1,716	—	22,150
Amortization of other intangibles	9,913	2,174	—	12,087
Facility restructuring and other exit activities	16,716	(32)	—	16,684
Other	33,775	11,900	—	45,675

Total expense excluding interest	247,227	112,122	(752)	358,597

Segment income	$145,074	$78,095	$—	$223,169

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and free credit transfer pricing and order flow rebates.

	Three Months Ended September 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$175,330	$362,547	$(113,763)	$424,114
Operating interest expense	(63,223)	(257,641)	113,763	(207,101)

Net operating interest income	112,107	104,906	—	217,013
Provision for loan losses	—	(12,909)	—	(12,909)

Net operating interest income after provision for loan losses	112,107	91,997	—	204,104

Commission	83,755	30,523	—	114,278
Service charges and fees	26,933	5,960	—	32,893
Principal transactions	—	23,793	—	23,793
Gain on sales of loans and securities, net	17,534	4,316	—	21,850
Other revenue	27,927	2,901	(7,910)	22,918

Total non-interest income	156,149	67,493	(7,910)	215,732

Total net revenue	268,256	159,490	(7,910)	419,836

Expense excluding interest:
Compensation and benefits	58,899	44,185	—	103,084
Clearing and servicing	10,690	44,150	(7,910)	46,930
Advertising and market development	19,363	1,825	—	21,188
Communications	15,390	2,820	—	18,210
Professional services	10,757	5,946	—	16,703
Depreciation and amortization	14,379	4,064	—	18,443
Occupancy and equipment	14,271	1,978	—	16,249
Amortization of other intangibles	2,193	2,189	—	4,382
Facility restructuring and other exit activities	(270)	(199)	—	(469)
Other	13,264	9,865	—	23,129

Total expense excluding interest	158,936	116,823	(7,910)	267,849

Segment income	$109,320	$42,667	$—	$151,987

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Nine Months Ended September 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,088,932	$1,532,902	$(635,738)	$1,986,096
Operating interest expense	(433,247)	(1,164,060)	635,738	(961,569)

Net operating interest income	655,685	368,842	—	1,024,527
Provision for loan losses	—	(33,014)	—	(33,014)

Net operating interest income after provision for loan losses	655,685	335,828	—	991,513

Commission	364,333	112,438	—	476,771
Service charges and fees	83,517	16,023	—	99,540
Principal transactions	—	84,979	—	84,979
Gain on sales of loans and securities, net	28,293	10,445	—	38,738
Other revenue	101,813	6,358	(8,239)	99,932

Total non-interest income	577,956	230,243	(8,239)	799,960

Total net revenue	1,233,641	566,071	(8,239)	1,791,473

Expense excluding interest:
Compensation and benefits	228,561	123,773	—	352,334
Clearing and servicing	55,796	142,369	(8,239)	189,926
Advertising and market development	83,960	5,155	—	89,115
Communications	75,251	9,567	—	84,818
Professional services	52,626	19,089	—	71,715
Depreciation and amortization	43,313	12,868	—	56,181
Occupancy and equipment	57,904	5,178	—	63,082
Amortization of other intangibles	29,600	5,791	—	35,391
Facility restructuring and other exit activities	19,915	(600)	—	19,315
Other	74,816	27,072	—	101,888

Total expense excluding interest	721,742	350,262	(8,239)	1,063,765

Segment income	$511,899	$215,809	$—	$727,708

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Nine Months Ended September 30, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$464,066	$983,789	$(299,471)	$1,148,384
Operating interest expense	(161,581)	(673,260)	299,309	(535,532)

Net operating interest income	302,485	310,529	(162)	612,852
Provision for loan losses	—	(37,946)	—	(37,946)

Net operating interest income after provision for loan losses	302,485	272,583	(162)	574,906

Commission	235,759	87,352	—	323,111
Service charges and fees	86,683	13,956	—	100,639
Principal transactions	—	75,386	161	75,547
Gain on sales of loans and securities, net	51,746	32,375	—	84,121
Other revenue	82,174	8,412	(23,990)	66,596

Total non-interest income	456,362	217,481	(23,829)	650,014

Total net revenue	758,847	490,064	(23,991)	1,224,920

Expense excluding interest:
Compensation and benefits	171,936	108,536	—	280,472
Clearing and servicing	30,347	126,364	(23,991)	132,720
Advertising and market development	66,844	7,408	—	74,252
Communications	46,585	8,065	—	54,650
Professional services	37,904	15,264	—	53,168
Depreciation and amortization	43,326	9,984	—	53,310
Occupancy and equipment	41,702	8,971	—	50,673
Amortization of other intangibles	6,926	6,825	—	13,751
Facility restructuring and other exit activities	(170)	665	—	495
Other	32,879	33,038	—	65,917

Total expense excluding interest	478,279	325,120	(23,991)	779,408

Segment income	$280,568	$164,944	$—	$445,512

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of September 30, 2006	$13,085,301	$38,437,870	$—	$51,523,171
As of December 31, 2005	$12,901,008	$31,666,678	$—	$44,567,686

No single customer accounted for more than 10% of total net revenue for the three or nine months ended September 30, 2006 or 2005.

NOTE 19—SUBSEQUENT EVENTS

On October 9, 2006, the Company announced, through its wholly owned subsidiary E*TRADE Mauritius Limited, that it is making an open offer (the “Offer”) to purchase additional shares of Investsmart. If the Offer is accepted by Investsmart shareholders, the Company may acquire up to an additional 20% of Investsmart’s Emerging Voting Capital per equity share, which if fully subscribed, would increase the Company’s fully paid up voting capital of Investsmart to as much as 48%.

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

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which Market XT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankrutpcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company will continue both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

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

ITEM 1A.    RISK FACTORS

The updated and additional risk factor presented below should be considered in addition to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.

We rely heavily on technology, and technology can be subject to interruption or fraud

We rely on technology, particularly the Internet, to conduct most of our activity. Our technology operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of our technology could harm our business and our reputation. In addition, technology systems, whether they be our own proprietary systems or the systems of third parties on whom we rely to conduct portions of our operations can be vulnerable to unique acts of fraud involving the compromise of computer systems. An actual or perceived breach of the security of our technology could harm our business and our reputation.

Vulnerability of our customers’ computers could lead to significant losses related to identity theft or other fraud and harm our reputation

Because our business model relies heavily on our customers’ use of their own personal computers and the Internet, our business and reputation could be harmed by perceptions arising from the security breaches of third parties, including those of our own customers. Recent computer viruses attacking the computers of our customers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. We have reimbursed customers for losses caused by a breach of security, including the security of customers’ own systems, in accordance with the terms of our “Complete Protection Guaranty” and such reimbursed losses could have a material impact on our financial performance in a given period.

There have been no other material changes in our risk factors from those disclosed in our 2005 Annual Report on Form10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2004, the Company announced that its Board of Directors approved a $200.0 million repurchase plan (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both.

During the three months ended September 30, 2006, the Company used the December 2004 Plan to repurchase the Company’s common stock as follows:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the December 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
July 2006	100,000	$22.94	100,000	$129,197,060
August 2006	1,083,900	$22.85	1,083,900	$104,434,911
September 2006	330,000	$22.56	330,000	$96,990,247

Total	1,513,900	$22.79	1,513,900	$96,990,247

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Dated: November 7, 2006

E*TRADE Financial Corporation (Registrant)

By	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

By	/S/ ROBERT J. SIMMONS

Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)