Form 10-K
period 2006-12-31
E TRADE FINANCIAL CORP
filed 2007-03-01
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-11921

E*TRADE Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2844166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

135 East 57th Street, New York, New York 10022

(Address of Principal Executive Offices and Zip Code)

(646) 521-4300

(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of each class and Name of exchange on which registered)

Common Stock—$0.01 par value—NASDAQ

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

At June 30, 2006, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $7.8 billion (based upon the closing price for shares of the registrant’s common stock as reported by the New York Stock Exchange on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 23, 2007: 427,164,672

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be held May 23, 2007, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2006

i

Unless otherwise indicated, references to “the Company,” “We,” “Us,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank, ClearStation, Equity Edge, Equity Resource, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report.

ii

ITEM 1.    BUSINESS

OVERVIEW

E*TRADE Financial Corporation is a global financial services company, offering a wide range of financial solutions to retail and institutional customers under the brand “E*TRADE Financial.” We strive to create a differentiated financial services franchise by leveraging technology to deliver a compelling combination of product, service and price to the value-driven mass affluent customer. Information on our website is not a part of this report.

Our corporate offices are located at 135 East 57th Street, New York, New York 10022. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 4,100 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•	E*TRADE Bank is a Federally chartered savings bank that provides lending products to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Capital Markets, LLC is a registered broker-dealer, specialist, market-making firm and also acts as agent for our institutional customers;

•	E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Securities LLC is a registered broker-dealer and provider of brokerage services to both retail and institutional customers.

A complete list of our subsidiaries can be found in Exhibit 21.1.

We offer, either alone or with our partners, branded retail websites in the United States, Canada, Denmark, Finland, France, Germany, Hong Kong, Iceland, Italy, Sweden, the United Arab Emirates and the United Kingdom. We provide a branded educational website in China, but do not offer retail services through that website. We have licensed the E*TRADE name to companies that operate in Australia, Japan and Korea.

We primarily provide services through our website at www.etrade.com. We also provide services through our network of customer service representatives, relationship managers and investment advisors. We provide these services over the phone or in person through our 24 E*TRADE Financial Centers.

PRODUCTS AND SERVICES

We offer a wide range of products and services to our customers to assist them with their financial needs. Our primary retail products and services consist of:

•

Investing and trading—includes automated order placement and execution of market and limit equity, futures, options, exchange-traded funds, mutual funds and bond orders. We also offer quick transfer, wireless account access, extended hours trading, quotes, research and advanced planning tools;

•

Banking—includes checking, savings, sweep, money market and certificates of deposit (“CD”) products that offer online bill pay, quick transfer, unlimited ATM transactions on eligible accounts and wireless account access; and

•	Lending—includes mortgage, home equity, margin and credit card products that offer online loan status and quick transfer.

Institutional products include market making, execution services and direct market access.

Retail

Our retail segment offers a full suite of financial solutions to retail customers including investing, trading, banking and lending products. Consistent with our philosophy of being a customer advocate, we offer retail customers an opportunity to view their entire financial picture through E*TRADE Complete. E*TRADE Complete helps customers optimize investing, cash and credit allocations by utilizing tools designed to help them determine the appropriate mix of particular investing, banking and lending products that we offer. E*TRADE Complete tools include the Intelligent Investing Optimizer and Risk Analyzer, the Intelligent Cash Optimizer and the Intelligent Lending Optimizer. With the Intelligent Cash Optimizer, customers can review possible cash allocations based on rate and liquidity preferences and quickly transfer funds to reallocate deposit balances according to those preferences. The Intelligent Investing Optimizer and Risk Analyzer makes it easy for customers to develop an investment strategy that is engineered to match their specific goals, time horizon and risk tolerance. It suggests allocations for large cap, small cap, international investment, fixed income and cash. The Intelligent Lending Optimizer is a tool that provides customers the ability to model multiple lending scenarios. Customers can use E*TRADE Complete to optimize their utilization of our retail products described below.

Retail investing and trading products and services include:

•	automated order placement and execution of market and limit equity, futures, options, exchange-traded funds and bond orders;

•	two-second execution guarantee on all S&P 500 stocks and exchange-traded funds;

•	fraud protection, covering losses that result from the unauthorized use of our retail products and services;

•	margin accounts allowing customers to borrow against their securities;

•	access to some of the lowest cost stock index funds in the industry and to over 6,000 non-proprietary mutual funds;

•	educational services through the Internet, phone or in person and flexible advisory services, including full-service portfolio management; and

•	no fee and no minimum individual retirement accounts.

Retail banking and lending products and services include:

•	interest-earning checking, money market, savings and CD products with FDIC-insurance;

•	FDIC-insured sweep deposit accounts that automatically transfers funds from customer brokerage accounts; and

•	access to deposit account balances and transactions, through the Internet, phone or in person.

All of our retail products are covered by the E*TRADE Complete Protection Guarantee.

Retail customers are offered investing, trading, banking and lending products and services via our website, over the phone and in person. Customers have the ability to transfer funds quickly and easily between their investing, trading, banking and lending accounts, thereby giving them the opportunity to optimize the yield and liquidity of their funds.

In addition to the services above, our retail segment includes employee stock option management software and services which are provided to corporate customers. This software system facilitates the management of employee option plans, employee stock purchase plans and restricted stock plans, including necessary accounting and reporting functions. This business is a component of the retail segment since it serves as an introduction to E*TRADE for many retail customers who conduct equity option transactions as employees of our corporate customers, with our goal being that these individuals will also use our other products and services.

Institutional

Our institutional segment includes market-making activities which match buyers and sellers of securities from both the retail segment and unrelated third parties, often taking principal positions in these securities. Institutional customers are offered access to a range of execution services through traditional sales traders and direct market access to exchanges.

We act as a specialist on the Chicago Stock Exchange for listed securities through E*TRADE Capital Markets, LLC. A specialist is a broker-dealer authorized by an exchange through which trading on the floor of the exchange is transacted. As a specialist, we are responsible for maintaining an orderly market in the securities assigned to us by the exchange and are frequently required to take principal positions in these securities.

We act as a market maker in certain over-the-counter issues. A market maker’s function is similar to that of a specialist except that its trading activities are not on the floor of the exchange. The majority of our share volume for market-making activities involves bulletin board securities, which are securities that are not listed on the NASDAQ Global Select Market (“NASDAQ”) or a national securities exchange.

As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker or a specialist and the trading volumes and volatility of those specific stocks.

We also transact large block trading activity on the New York Stock Exchange (“NYSE”) and NASDAQ exchanges. In addition, we provide institutional customers with trade execution services, including direct access to international exchanges. Our web-based platform offers real-time, online access to statements and electronic settlement capabilities.

In addition to activities with external customers, the institutional segment includes the management of our balance sheet. Balance sheet management functions focus on asset allocation and managing interest rate risk, credit risk and liquidity risk. The retail segment team works in conjunction with the institutional team by originating margin receivables and loans and by gathering retail deposits which are leveraged by the institutional group to enhance overall net interest income.

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 23. Three years of segment financial performance and data can also be found in MD&A beginning on page 39.

CUSTOMER SERVICE

We believe providing superior customer service is fundamental to our business. During 2006, we significantly increased the number of customer service representatives and relationship managers in order to increase the quality of our service. We created a new service tier that focuses on the growth and retention of the mass affluent customer. Customers in this category will receive a more personalized level of service from representatives dedicated to providing complete financial solutions. We also added eight new E*TRADE Financial Centers in the United States, which are available to retail customers for any of their customer service needs.

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and a back office platform that promotes innovative product development and delivery. During 2006, we continued to enhance our leading family of E*TRADE Complete optimizer products by enabling our customers to evaluate their investment and lending choices through the Intelligent Investment and Risk Optimizer as well as the Intelligent Lending Optimizer. We further strengthened our leading edge technology for our retail trading customers with the introduction of new conditional order functionality including trailing stops for options and group orders. Our ongoing commitment to investing in our technology infrastructure continued with our conversion to a new banking and cash management back office system that will support our global initiatives around these key products.

COMPETITION

The electronic financial services market, over the Internet and through other distribution channels, continues to evolve rapidly. As we continue to diversify and expand our services, we expect competition to continue to increase. Our retail segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, mortgage banking companies, non-financial service companies originating loans and traditional “brick & mortar” retail banks and thrifts. Some of these competitors also provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our institutional segment, in addition to the competitors above, competes with market-making firms, investment banking firms and other users of market liquidity in its quest for the least expensive source of funding.

In offering our products and services, we face competition in the following areas:

•

For investing and trading products, we compete with Internet-based firms and large traditional financial institutions. The market for trading products continues to be highly competitive with both Internet-based firms and large traditional financial institutions focused on growing their customer base.

•

For banking products, we compete with Internet-based banks that traditionally have attractive rates, as well as traditional financial institutions that rely primarily on branch networks to deliver products and services. Deposit pricing continues to come under competitive pressure as banks seek to grow their deposit base by offering appealing rates to attract customers to their businesses.

•

For lending products, we compete with traditional banking institutions as well as consumer finance companies and other non-bank lenders. Loan pricing and credit standards continue to come under competitive pressure as lenders seek to grow their businesses in the face of declining home sales and tightening credit spreads.

We believe we can continue to attract customers to our products and services in these areas through our compelling combination of product, service and price. In addition, we believe our low cost infrastructure allows us to deliver products priced competitively.

In our effort to attract quality employees, we encounter competition in some business lines and corporate functions. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain existing employees.

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

Management monitors actions by competitors by reviewing new product and service offerings, including the competitive pricing of investing, trading, banking and lending products. Overall, we believe our ability to compete successfully in the financial services industry is because of the value proposition created through our unique combination of price, functionality and service.

PERFORMANCE MEASUREMENT

We assess the performance of our business based on our primary customer segments, retail and institutional. Retail customers are offered an integrated product set including investing, trading, banking and lending products. Our retail segment also includes providing corporate clients with employee stock plan administration and options management tools. Institutional customers are offered access to a range of execution services through traditional sales traders and direct market access to exchanges. Our institutional segment also includes our balance sheet management and market making functions.

We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and client relationships when pricing our various products and services. We manage the overall profitability of our business using various financial metrics, including revenue growth, enterprise net interest spread, enterprise interest-earning assets, operating margin and compensation and benefits as a percentage of revenue. The overall profitability of our business is also based on the management of our expenses related to our various products and services. The same or similar products and services may be offered to both segments, utilizing the same infrastructure or in some circumstances, a single infrastructure may be used to support multiple products and services offered to our customers. As such, we do not separately disclose the costs associated with products and services sold or our general and administrative costs. All operating expenses incurred are integral to the operation of the business and are considered when evaluating the profitability of our business.

INTERNATIONAL OPERATIONS

We are focused on our objective of creating an integrated global financial services company. To achieve that goal, we continue to invest in and grow our international operations. We offer services in international markets directly through our website at www.etrade.com as well as through additional branded retail brokerage websites in Canada, Denmark, Finland, France, Germany, Hong Kong, Iceland, Italy, Sweden, the United Arab Emirates and the United Kingdom. During 2006, we re-engineered our technology platform to operate internationally and to be scalable across the international landscape. We believe this platform will allow us to expand to additional international locations with little to no increase in infrastructure costs. In addition, we are focused on emerging markets such as India, where we own a significant percentage of IL&FS Investsmart (“Investsmart”), China, where we currently have a business office and offer an education-only website and the United Arab Emirates, where we have recently established a branch of our United Kingdom operations.

We also have minority equity investments in companies that license the E*TRADE brand and operate websites in Australia, Japan and Korea. Our reported performance metrics do not include operating and financial information from these licensees. Our total net U.S. revenues, which we determine based on the geographic location of the legal entity in which the revenue was earned, were $2.2 billion, $1.5 billion and $1.3 billion for the years ended December 31, 2006, 2005 and 2004, respectively. Our total net non-U.S. revenues were $0.3 billion for the year ended December 31, 2006, and $0.2 billion for both the years ended December 31, 2005 and 2004. No individual country other than the United States accounted for more than 10% of revenues in any of these years.

REGULATION

Our business is subject to regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (“SEC”), the NASD, Inc. (“NASD”), the NYSE, the NASDAQ, the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the Office of Thrift Supervision (“OTS”). Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability. Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, the NASDAQ, NASD and the securities exchanges of which each is a member. Our banking entities are subject to regulation, supervision and examination by the OTS, the Federal Reserve and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.etrade.com.

ITEM 1A.    RISK FACTORS

Risks Relating to the Nature and Operation of Our Business

Many of our competitors have greater financial, technical, marketing and other resources

The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. The impact of competitors with greater name recognition, market acceptance and larger customer bases could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combinations of products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.

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

We rely heavily on technology, and technology can be subject to interruption and instability

We rely on technology, particularly the Internet, to conduct much of our activity. Our technology operations are vulnerable to disruptions from human error, natural disasters, power loss, computer viruses, spam attacks, unauthorized access and other similar events. Disruptions to or instability of our technology or external technology that allows our customers to use our products and services could harm our business and our reputation. In addition, technology systems, whether they be our own proprietary systems or the systems of third parties on whom we rely to conduct portions of our operations, are potentially vulnerable to security breaches and unauthorized usage. An actual or perceived breach of the security of our technology could harm our business and our reputation.

Vulnerability of our customers’ computers could lead to significant losses related to identity theft or other fraud and harm our reputation and financial performance

Because our business model relies heavily on our customers’ use of their own personal computers and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for losses caused by a breach of security of the customers’ own personal systems. Such reimbursements could have a material impact on our financial performance.

Downturns in the securities markets increase the credit risk associated with margin lending or stock loan transactions

We permit customers to purchase securities on margin. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and may reduce its value below the amount borrowed, potentially creating collections issues with our margin receivables. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must generally simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions fail to honor their commitments.

We may be unsuccessful in managing the effects of changes in interest rates and the enterprise interest-earning assets in our portfolio

Net interest income has become an increasingly important source of our revenue. Our ability to manage interest rate risk could impact our financial condition. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. We use derivatives to help manage interest rate risk. However, the derivatives we utilize may not be completely effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce net interest income. Many factors affect interest rates, including governmental monetary policies and domestic and international economic and political conditions.

The diversification of our asset portfolio may increase the level of charge-offs

To the extent we continue to diversify our asset portfolio through purchases and originations of higher-yielding asset classes, we will have to manage assets that carry a higher risk of default than our mortgage portfolio. Consequently, the level of charge-offs associated with these assets may be higher than what we have previously experienced given our asset mix. In addition, if the overall economy weakens, we could experience higher levels of charge-offs. If expectations of future charge-offs increase, a corresponding increase in the amount of our allowance for loan losses would be required. The increased level of provision for loan losses recorded to meet additional allowance for loan losses requirements could adversely affect our financial results, if those higher yields do not cover the provision for loan losses.

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

We have recently acquired a number of businesses and may continue to acquire businesses in the future. The primary assets of these businesses are their customer accounts. Our retention of these assets and the customers of businesses we acquire may be impacted by our ability to successfully continue to integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. In the event that we are not successful in our continued integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

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

Reduced grants by companies of employee stock options could adversely affect our results of operations

We are a provider of stock plan administration and options management tools, and our revenue from these tools depends in part on the size and complexity of our customers’ employee stock option and stock purchase plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which among other things requires public companies to expense employee stock options and other share-based payments at their fair value when issued. SFAS No. 123(R) may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the new FASB statement. Additionally, we may see a reduction in commission revenues as fewer employee stock options would be available for exercise and sale by the employees of these companies.

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

Advisory services subject us to additional risks

We provide advisory services to investors to aid them in their decision making and also provide full service portfolio management. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, failures that may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advised them, we could be found liable for any resulting losses suffered by such customers, which could harm our reputation and business.

Our international efforts subject us to additional risks and regulation, which could impair our business growth

One component of our strategy has been an effort to build an international business, sometimes through joint venture and/or licensee relationships. We have limited control over the management and direction of these venture partners and/or licensees, and their action or inaction, including their failure to follow proper practices with respect to regulatory compliance and/or corporate governance, could harm our operations and/or our reputation.

Risks Relating to the Regulation of Our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our specialist and market maker operations.

As part of our institutional business we provide clients access to certain third-party research tools and other services in exchange for commissions earned. Currently, these activities are allowed by various regulatory bodies. However, changes to the regulations governing these activities have been considered in the United Kingdom and the United States and may be considered again in the future. If the regulations are changed in the future in a way that limits or eliminates altogether the services we could provide to clients in exchange for commissions, we may realize a decrease in our institutional commission revenues.

Similarly, E*TRADE Financial Corporation, E*TRADE Re, LLC and ETB Holdings, Inc., as savings and loan holding companies, and E*TRADE Bank, as a Federally chartered savings bank, are subject to extensive regulation, supervision and examination by the OTS and, in the case of the Bank, also the FDIC. Such regulation covers all banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.

If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, the NASDAQ, NASD and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the United States have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, NASDAQ, NASD, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by the NASDAQ and/or NASD, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted, which in turn could limit our ability to repay debt and redeem or purchase shares of our outstanding stock.

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

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over us, ETB Holdings, Inc. and certain of its subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements. The Company has also proposed to move its indirect subsidiary, E*TRADE Clearing, LLC to become an operating subsidiary of E*TRADE Bank. Such a move could result in increased regulatory oversight and restrictions on the activities of E*TRADE Clearing, LLC.

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

Risks Relating to Owning Our Stock

We have incurred losses in the past and we cannot assure you that we will be profitable

We have incurred losses in the past and we may do so in the future. While we reported net income for the past four years, we reported a net loss of $186.4 million in 2002.

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

Our corporate debt levels may limit our ability to obtain additional financing

At December 31, 2006, we had an outstanding balance of $1,401.6 million in senior notes, $440.6 million in mandatory convertible notes and $37.9 million in term loans. Excluding the mandatory convertible notes, our ratio of debt (our senior debt and term loans) to equity (expressed as a percentage) was 34% at December 31, 2006.

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

The market price of our common stock may continue to be volatile

From January 1, 2004 through December 31, 2006, the price per share of our common stock ranged from a low of $9.51 to a high of $27.76. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

We have various mechanisms in place that may discourage takeover attempts

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a shareholder may consider favorable. Such provisions include:

•	authorization for the issuance of “blank check” preferred stock;

•	provision for a classified Board of Directors (“Board”) with staggered, three-year terms;

•	the prohibition of cumulative voting in the election of directors;

•	a super-majority voting requirement to effect business combinations or certain amendments to our certificate of incorporation and bylaws;

•	limits on the persons who may call special meetings of shareholders;

•	the prohibition of shareholder action by written consent; and

•	advance notice requirements for nominations to the Board or for proposing matters that can be acted on by shareholders at shareholder meetings.

Attempts to acquire control of the Company may also be delayed or prevented by our stockholder rights plan, which is designed to enhance the ability of our Board to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer an adequate price to all shareholders or are otherwise not in the best interests of the Company and our shareholders. In addition, certain provisions of our stock incentive plans, management retention and employment agreements (including severance payments and stock option acceleration), and Delaware law may also discourage, delay or prevent someone from acquiring or merging with us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

A summary of our significant locations at December 31, 2006 is shown in the following table. All facilities are leased, except for 166,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Arlington, Virginia	209,000
Alpharetta, Georgia	184,000
Jersey City, New Jersey	107,000
Menlo Park, California	101,000
Charlotte, North Carolina	83,000
Sandy, Utah	80,000
New York, New York	60,000
Irvine, California	48,000
Toronto, Canada	37,000
Boston, Massachusetts	30,000
Tampa, Florida	30,000

All of our facilities are used by both our retail and institutional segments. In addition to the significant facilities above, we also lease all of our 24 E*TRADE Financial Centers, ranging in space from 3,000 to 13,000 square feet. All other leased facilities with space of less than 25,000 square feet are not listed by location. We believe our facilities space is adequate to meet our needs in 2007.

ITEM 3.    LEGAL PROCEEDINGS

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including Softbank Investment Corporation (“SBI”) and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which Market XT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the

Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankruptcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company will continue both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999 – 2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NYSE, except where noted, for the periods indicated:

	High	Low
2006:
First Quarter	$27.12	$20.41
Second Quarter	$27.76	$18.81
Third Quarter	$25.00	$20.11
Fourth Quarter(1)	$25.50	$20.85
2005:
First Quarter	$14.98	$11.70
Second Quarter	$14.39	$10.53
Third Quarter	$17.60	$13.85
Fourth Quarter	$21.71	$15.50

(1)	On December 27, 2006 we moved from the NYSE to the NASDAQ under the symbol ETFC.

The closing sale price of our common stock as reported on the NASDAQ on February 23, 2007 was $24.05 per share. At that date, there were 1,997 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Although we do not currently have any plans to do so, we may pay dividends in the future.

Equity Compensation Plan Information

Refer to Note 22—Employee Shared-Based Payments and Other Benefits in Item 8. Financial Statements and Supplementary Data for equity compensation plan information.

Repurchase Plans

In 2004, our Board approved two repurchase plans, the first on April 29th (“April 2004 Plan”) and the second on December 15th (“December 2004 Plan”), each for $200.0 million. Our Board determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for our shareholders. We completed the April 2004 Plan in April 2005 and there are no amounts remaining available under that plan. As of December 31, 2006, $57.2 million remained available under the December 2004 Plan for additional repurchases.

The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt in the open market or a combination of both. We may conduct these repurchases on the open market, in private transactions or a combination of both. During 2006, we repurchased a total of $122.6 million or nearly 5.3 million shares of common stock under the December 2004 Plan. During 2005, we repurchased a total of $58.2 million or nearly 4.6 million shares of common stock under the repurchase plans approved in 2004. The table below shows the timing and impact of the repurchases during the three months ended December 31, 2006 (dollars in thousands, except per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the December 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
October 2006	98,200	$22.67	98,200	$94,764
November 2006	649,900	$23.67	649,900	$79,381
December 2006	975,000	$22.79	975,000	$57,164

Total	1,723,100	$23.11	1,723,100	$57,164

Sale of Unregistered Shares

In August 2006, we issued 847,276 shares of common stock in connection with our acquisition of Retirement Advisors of America, Inc (“RAA”). No underwriters were involved, and there were no underwriting discounts or commissions. The securities were issued under the exemption from registration provided under Section 4(2) of the Securities Act. These shares of common stock were sold by the issuer in a transaction not involving a public offering. We filed a registration statement on August 7, 2006, which was declared effective immediately.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor’s (“S&P”) 500 and the S&P Super Cap Diversified Financials during the period from December 31, 2001 through December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among E*TRADE Financial Corporation, The S & P 500 Index

And The S & P Super Cap Diversified Financials

	12/01	12/02	12/03	12/04	12/05	12/06
E*TRADE Financial Corporation	100.00	47.41	123.41	145.85	203.51	218.73
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Super Cap Diversified Financials	100.00	81.40	113.27	126.97	138.91	170.85

•	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

•	Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share and per trade amounts):

	Year Ended December 31,					Variance
	2006	2005	2004	2003	2002	2006 vs. 2005
Results of Operations:(1)
Total net revenue	$2,420.3	$1,703.8	$1,482.9	$1,342.7	$1,261.7	42%
Facility restructuring and other exit activities(2)	$(28.5)	$30.0	$(15.7)	$(134.2)	$(15.4)	*
Gain (loss) on sale and impairment of investments	$70.8	$83.1	$128.1	$147.9	$(20.3)	(15)%
Income (loss) from continuing operations(3)	$626.8	$446.2	$381.8	$200.5	$119.0	40%
Cumulative effect of accounting changes(4)	$—	$1.6	$—	$—	$(293.7)	*
Net income (loss)	$628.9	$430.4	$380.5	$203.0	$(186.4)	46%
Basic earnings per share from continuing operations	$1.49	$1.20	$1.04	$0.56	$0.33	24%
Diluted earnings per share from continuing operations	$1.44	$1.16	$0.99	$0.55	$0.33	24%
Basic net earnings (loss) per share	$1.49	$1.16	$1.04	$0.57	$(0.52)	28%
Diluted net earnings (loss) per share	$1.44	$1.12	$0.99	$0.55	$(0.52)	29%
Weighted average shares—basic	421,127	371,468	366,586	358,320	355,090	13%
Weighted average shares—diluted(5)	436,357	384,630	405,389	367,361	361,051	13%

*	Percentage not meaningful.
(1)	No cash dividends have been declared in any of the periods presented.
(2)	Expenses are presented in parentheses.
(3)

In 2005, we exited the professional proprietary and agency trading businesses and completed the sale of E*TRADE Consumer Finance Corporation (“Consumer Finance Corporation”). In 2004, we completed the sale of substantially all of the assets and liabilities of E*TRADE Access, Inc. (“E*TRADE Access”). We have reflected the results of these operations as discontinued operations for all periods presented.

(4)

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

(5)

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

	December 31,					Variance
	2006	2005	2004	2003	2002	2006 vs. 2005
Financial Condition:
Available-for-sale mortgage-backed and investment securities	$13,922.0	$12,763.4	$12,635.8	$9,906.2	$8,273.8	9%
Total loans, net	$26,656.2	$19,512.3	$11,785.0	$9,131.4	$7,365.7	37%
Brokerage receivables, net	$7,636.4	$7,174.2	$3,034.5	$2,297.8	$1,421.8	6%
Total assets	$53,739.3	$44,567.7	$31,032.6	$26,049.2	$21,455.9	21%
Deposits	$24,071.0	$15,948.0	$12,303.0	$12,514.5	$8,400.3	51%
Corporate debt(1)	$1,842.2	$2,022.7	$585.6	$695.3	$695.3	(9)%
Capital lease liability	$—	$—	$0.2	$0.9	$4.4	*
Mandatorily redeemable capital preferred securities(2)	$—	$—	$—	$—	$143.4	*
Shareholders’ equity	$4,196.4	$3,399.6	$2,228.2	$1,918.3	$1,505.8	23%

*	Percentage not meaningful.
(1)	Corporate debt represents senior notes, mandatory convertible notes and convertible subordinated notes.
(2)

Mandatorily redeemable capital preferred securities were deconsolidated beginning in 2003 in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. These securities are no longer classified as preferred securities; however, they are in the balance sheet under other borrowings.

(Dollars in billions):

	At or For the Year Ended December 31,					Variance
	2006	2005	2004	2003	2002	2006 vs. 2005
Key Measures:
Retail client assets(1)	$194.9	$177.9	$100.0	$82.9	$49.6	10%
Customer cash and deposits(1)	$33.6	$28.2	$18.7	$19.0	$17.3	19%
Daily Average Revenue Trades	159,348	97,740	83,643	77,052	66,588	63%
Average commission per trade	$12.05	$13.82	$15.63	$16.41	$17.01	(13)%
Products per customer	2.1	2.1	1.9	1.7	N/A	0%
Enterprise net interest spread (basis points)(2)	285	249	229	N/A	N/A	14%
Enterprise interest-earning assets, average(2)	$45.4	$32.4	$26.2	N/A	N/A	40%
Operating margin (%)	41%	38%	33%	14%	21%	3%
Compensation and benefits as a % of revenue	19%	22%	24%	27%	25%	(3)%
Total employees (period end)	4,126	3,439	3,320	3,455	3,478	20%

(1)

Customer cash and deposits, as well as retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005 which reduced both metrics by $564 million. This is not a methodology change in accounting policy and does not impact the reporting of these items on our balance sheet.

(2)	The Enterprise net interest spread and Enterprise interest-earning assets, average for 2003 and 2002 are not presented as the information was not tracked on an enterprise level for those years.

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

GLOSSARY OF TERMS

In analyzing and discussing our business, we utilize certain metrics, ratios and other terms that are defined in the Glossary of Terms, which is located at the end of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Strategy

Our strategy centers on strengthening and growing our retail business and leveraging that growth in our institutional business. We strive to further develop our retail business by acquiring, expanding and retaining our relationships with global retail customers. We offer our retail and institutional customers a suite of investing, trading, banking and lending products. We plan to grow those relationships organically by using technology to deliver an attractive combination of product, service and price to the value-driven mass affluent customer. We also intend to grow, where appropriate, through targeted acquisitions which leverage our existing business platform and through further expansion into certain international markets.

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

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	competitors’ pricing on financial products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance, volume and volatility of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our investing, trading, banking and lending products, including E*TRADE Complete;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	At or For the Year Ended December 31,			Variance
	2006	2005	2004	2006 vs. 2005
Customer Activity Metrics:
Retail client assets (dollars in billions)(1)	$194.9	$177.9	$100.0	10%
Customer cash and deposits (dollars in billions)(1)	$33.6	$28.2	$18.7	19%
Daily average revenue trades	159,348	97,740	83,643	63%
Average commission per trade	$12.05	$13.82	$15.63	(13)%
Products per customer	2.1	2.1	1.9	0%

Company Financial Metrics:
Net revenue growth(2)	42%	15%	10%	27%
Enterprise net interest spread (basis points)	285	249	229	14%
Enterprise interest-earning assets (average in billions)	$45.4	$32.4	$26.2	40%
Operating margin (%)	41%	38%	33%	3%
Compensation and benefits as a % of revenue	19%	22%	24%	(3)%

(1)

Customer cash and deposits, as well as retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005 which reduced both metrics by $564 million. This is not a methodology change in accounting policy and does not impact the reporting of these items on our balance sheet.

(2)	Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

•	Customer Activity Metrics

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

•

Average commission per trade is impacted by the mix between our retail domestic and international businesses and the mix between active traders, mass affluent and main street customers. This metric is an indicator of changes in our customer mix, product mix and/or product pricing.

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

Significant Events in 2006

Harrisdirect and BrownCo Customer Conversions

We converted Harrisdirect and BrownCo customers to the E*TRADE Financial platform in the first and second quarters of 2006, respectively, which was a key step in the integration of our newly acquired customer base. This allowed us to deliver our functionality and services to these customers while reducing the costs associated with maintaining the legacy platforms.

Enhancements to the Complete Investment Account

We launched a series of functionality enhancements to the E*TRADE Complete Investment Account designed to help retail customers optimize their investing and borrowing relationships while evaluating their portfolio risk, including the Intelligent Lending Optimizer and the Intelligent Investing Optimizer and Risk Analyzer. We believe these new free tools will help customers better manage their security holdings, cash and credit products.

Enhanced Distribution Network

We enhanced our distribution network by opening eight new E*TRADE Financial centers in the United States during the period. With the addition of the centers in Seattle, WA; Farmington, MI; Garden City, NY; Torrance, CA; King of Prussia, PA; Roseville, CA; Fort Lauderdale, FL; and Scarsdale, NY, we increased the number of our nationwide financial centers to a total of 24.

E*TRADE Complete Savings Account

We launched the E*TRADE Complete Savings Account, which allows customers to quickly and easily take advantage of investment opportunities by offering a competitive annual percentage yield, no minimums in balances or account fees and free transfers to any institution.

Acquired RAA

We completed the purchase of RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets, in the third quarter of 2006. We believe this acquisition strengthens our regional advisor business, which delivers localized wealth management services and advice to retail clients with a minimum of $250,000 in assets. The growth of our wealth management business extends our ability to provide customers with the complete support they are demanding to address their varied financial needs.

Launch of New E*TRADE Website

We launched a new and improved website at www.etrade.com. The new site features intuitive navigation, demonstrations of some of our most popular products and tools, direct access to account opening and customer service on every page and quick access to our powerful quotes and research functionality.

Development of Automated Trading Strategies Functionality

We developed new conditional orders functionality for retail customers including trailing stops for options and group orders such as contingent, one-cancels-all, one-triggers-all and one-trigger-one-cancels-other orders.

When combined with the conditional order functionality already available to customers, such as trailing stops and bracketed orders for stocks, we believe this functionality will allow our customers to better manage risk.

Move of Exchanges to the NASDAQ

On December 27, 2006 we moved the listing of the Company’s common stock from the NYSE to the NASDAQ under the symbol ETFC. We made this move to demonstrate our commitment to our customers and shareholders by aligning ourselves with the market that best meets their needs. As an industry innovator, NASDAQ’s value proposition parallels our own, leveraging technology to provide customers with low fees, superior service and fair, efficient and transparent market access and execution.

Increased Ownership of Investsmart

We increased our ownership stake in Investsmart. Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions. As a result, because we now meet the criteria required to exercise significant influence, we account for Investsmart as an equity method investment.

Upgraded Credit Rating

Three credit agencies, Moody’s Investor Service (“Moody’s”), S&P and Dominion Bond Rating Service (“DBRS”), upgraded our senior unsecured debt rating during 2006. During the second quarter of 2006, Moody’s upgraded our senior unsecured debt rating from B1 to Ba2 and the long-term deposit rating of E*TRADE Bank from Ba2 to Baa3. During the third quarter of 2006, S&P upgraded our rating to BB- (stable) from B+ (positive) and DBRS upgraded our rating by two increments to BB (high) from BB (low). DBRS also upgraded the long-term deposit rating of E*TRADE Bank to BBB (low) from BB. We believe that our improved profitability and the diversity of our business model were key factors in receiving these upgrades and that these upgrades are an important acknowledgement of the progress we have made as a company.

Significant Events in 2005

Acquisition of Harrisdirect and BrownCo

We completed our acquisitions of two online discount brokerage companies, Harrisdirect and BrownCo, in the fourth quarter of 2005. At the time of the acquisitions, the companies had approximately $69.0 billion in customer assets including $8.5 billion in customer cash, margin debt of approximately $0.9 billion and brokerage receivables of approximately $3.1 billion. Harrisdirect was purchased for approximately $709 million in cash from Harris Financial Corp, a subsidiary of BMO Financial Group. As part of the financing to acquire Harrisdirect, we issued $450 million in fixed-rate senior notes. BrownCo was purchased for approximately $1.6 billion in cash from JPMorgan Chase & Co. As part of the financing to acquire BrownCo, we issued $550 million fixed-rate senior notes, $650 million in common stock and $450 million in face value of mandatory convertible notes. The common stock was sold in the market and proceeds were used for the BrownCo acquisition.

Acquisition of Wealth Management Advisors

We acquired two wealth management advisors, Kobren Insight Management, Inc. (“Kobren”) and Howard Capital Management, Inc. (“Howard Capital”) during 2005. These companies provide advisory and asset management services to retail clients. On a combined basis, these companies managed $1.5 billion in customer assets. The growth of our wealth management business extends our ability to provide customers with the complete support they are demanding to address their varied financial needs.

Dispositions

We sold our Consumer Finance Corporation business, exited our institutional proprietary trading business and made a decision to sell our professional agency business, ultimately executing a sale agreement in February 2006. The Consumer Finance Corporation business originated and serviced recreational vehicles and marine loans. We retained the loan portfolio; however, we no longer originate or service recreational vehicle or marine loans.

Introduction of E*TRADE Complete

We launched E*TRADE Complete, which offers consumers tools to aid in the optimization of investing, cash management and lending products. E*TRADE Complete tools initially included the Cash Optimizer, the Intelligent Investing Optimizer and the Intelligent Lending Optimizer. Customers can quickly transfer funds to modify deposit balances to determine the optimal distribution of cash between accounts based on their personal preferences. Each customer’s product selection and mix will depend on their price, liquidity, convenience and risk tolerance preference. The Intelligent Investing Optimizer makes it easy to develop an investment strategy for a customer’s uninvested cash targeted to specific goals, time horizon and risk tolerance. It also suggests allocations for large cap, small cap, international investment, fixed income and cash. The Intelligent Lending Optimizer is a tool that allows customers to model multiple lending scenarios to determine whether they can lower their borrowing costs. Customers can use E*TRADE Complete in conjunction with our other retail products.

Introduction of Token-Based Security

We began offering a token-based security solution to our U.S.-based retail customers on a voluntary basis. Using a token-based security solution provides an added layer of security at their point of access to the Internet to safeguard their personal financial information. The tokens produce a six digit code that changes every sixty seconds and is an extremely effective tool for preventing unauthorized access to a customer’s account. We believe comprehensive security protection is important to financial consumers and our token-based security solution gives us a competitive edge in this area.

Introduction of the E*TRADE Complete Protection Guarantee

We developed the E*TRADE Complete Protection Guarantee, which was launched in January 2006. Our promise to customers is that we will cover certain losses that result from the unauthorized use of our products and services, subject to certain limitations. Under our Complete Payment Protection Guaranty, we ensure that customer payments and transfers are processed exactly as the customer desired. In the unlikely event that any customer payment or transfer is not sent as instructed, we will work with the customer to swiftly resolve the issue and reimburse the customer in full for any late fees, penalties or related finance charges incurred. In addition, under the Complete Privacy Protection Guaranty, we assure our customers that we will undertake our best efforts to maintain their privacy and will not sell personal information to third parties or marketers for any purpose.

Enhanced Pricing Structure

We changed our pricing structure to reward customers for holding assets with us and to align our structure with the competitive marketplace. The table below shows our pricing as of December 31 for each period:

Customer Segment	Base Pricing in 2005 and 2006	Base Pricing in 2004
Active Trader	$6.99 to $9.99 per trade	$9.99 per trade
Mass Affluent	$9.99 per trade	$12.99 per trade
Main Street Investor	$12.99 per trade	$19.99 per trade

We changed our customer segment definitions and lowered our fees charged in February 2005 and October 2005. In addition to the fee schedule above, we have grandfathered certain trade pricing for customers acquired through our Harrisdirect and BrownCo acquisitions.

Change in Reporting Structure

In January 2005, we revised our financial reporting to better reflect the manner in which our chief operating decision maker assesses our performance and makes resource allocation decisions. As a result, in 2005, we began reporting our operating results in two segments, retail and institutional, rather than our former brokerage and banking segments. For our retail segment, the realignment integrated the management and operations of investing, trading, cash management and lending product and service offerings, including margin receivable activities, and stock plan administration products and services for the retail customer. For our institutional segment, the realignment integrated the management and operations of balance sheet management, market-making and global execution and settlement services businesses, with a focus on creating greater integration within our institutional segment and stronger leverage of our retail segment.

Summary Financial Results

Income Statement Highlights for the Year Ended December 31, 2006 (dollars in millions, except per share amounts)

	Year Ended December 31,		Variance
	2006	2005	2006 vs. 2005
Total net revenue	$2,420.3	$1,703.8	42%
Net income	$628.9	$430.4	46%
Diluted net earnings per share	$1.44	$1.12	29%
Net operating interest income after provision for loan losses	$1,355.1	$817.1	66%
Operating margin	$1,000.8	$649.8	54%
Operating margin (%)	41%	38%	3%

During the year ended December 31, 2006, we continued to strengthen our operating and financial performance. Total net revenue increased 42% and net income increased 46% when compared to 2005. We believe this increase was driven both by our acquisitions of Harrisdirect and BrownCo in the fourth quarter of 2005, as well as by our ability to grow customer cash and deposits, loans (including margin receivables) and DARTs. The growth in customer cash and deposits and total enterprise interest-earning assets, including margin receivables, were the primary drivers of our increase in net operating interest income, and the growth in DARTs was the primary driver of our increase in commission revenue. We were able to achieve this growth while increasing our operating margin to 41% from 38% when compared to the prior year. We believe this growth in operating margin reflects increasing efficiencies in our operations.

Net operating interest income after provision for loan losses increased 66% to $1,355.1 million for the year ended December 31, 2006, compared to 2005 and now represents 56% of total net revenue. Net operating interest income benefited from increases in customer cash and deposits coupled with growth in enterprise interest-earning assets. Customer cash and deposits, our lowest cost sources of funds, increased $5.4 billion compared to 2005. The increase in customer cash and deposits resulted from organic growth, which we believe is a result, in part, of the Intelligent Cash Optimizer within E*TRADE Complete, which continues to drive growth in customer cash and deposit balances.

Balance Sheet Highlights (dollars in billions)

	December 31,		Variance
	2006	2005	2006 vs. 2005
Total assets	$53.7	$44.6	21%
Total enterprise interest-earning assets	$49.9	$41.1	22%
Average loans, net and margin receivables as a percentage of enterprise interest-earning assets(1)	64%	56%	8%
Average retail deposits and free credits as a percentage of enterprise interest-bearing liabilities(1)	62%	53%	9%

(1)

The table data on average enterprise interest-earning assets, loans, net and margin receivables, retail deposits and free credits has been prepared on the same basis as our disclosures with respect to the Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.”

The increase in total assets was attributable primarily to increases of $7.1 billion in loans, net and $1.2 billion in available-for-sale mortgage-backed and investment securities. The increase in loans, net was due principally to growth in our real estate loan portfolio. We continue to focus our efforts on growing our residential mortgage loan portfolios, including one- to four-family and home equity loans, and allowing our consumer loan portfolio to decline. Average enterprise interest-earning assets increased by $13.0 billion in 2006 compared to 2005, which was related primarily to the increase in average loans, net and margin receivables.

Retail deposits and free credits were $30.0 billion, up 41% or $8.7 billion during 2006. The increase related to the Harrisdirect conversion, as well as organic growth in checking, money market and certificate of deposit accounts. Retail deposits and free credits are two of our lowest cost sources of funding and are important contributors to our net operating interest income growth. In addition to acquired customer growth, we experienced organic growth which we believe is a result, in part, of the E*TRADE Complete Intelligent Cash Optimizer, as well as an overall focus on price, functionality and service for our global retail customers.

EARNINGS OVERVIEW

2006 Compared to 2005

Net income from continuing operations increased 40% to $626.8 million for 2006 compared to 2005. We experienced strong growth in customer cash and deposits as well as in DARTs. We also experienced growth in customer margin balances. In addition, we were able to achieve this growth while increasing our operating margin to 41% in 2006 from 38% when compared to the prior year. We believe this growth in operating margin is reflective of increasing efficiencies in our operations.

During 2006, we modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage,” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 9—Accounting for Derivative Financial Instruments and Hedging Activities to the consolidated financial statements.

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

Similarly, we report gain on sales and impairment of investments separately from gain on sales of loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain on sales of loans and securities, net are the result of activities in our operations, namely our lending and balance sheet management businesses. Gain on sales and impairment of investments relates primarily to historical equity investments of the Company at the corporate level and is not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense), income tax expense, discontinued operations and cumulative effect of accounting change.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

			Variance
	Year Ended December 31,		2006 vs. 2005
	2006	2005	Amount	%
Revenue:
Operating interest income	$2,774,679	$1,650,264	$1,124,415	68%
Operating interest expense	(1,374,647)	(779,164)	(595,483)	76%

Net operating interest income	1,400,032	871,100	528,932	61%
Provision for loan losses	(44,970)	(54,016)	9,046	(17)%

Net operating interest income after provision for loan losses	1,355,062	817,084	537,978	66%

Commission	625,265	458,834	166,431	36%
Service charges and fees	137,441	135,314	2,127	2%
Principal transactions	110,235	99,336	10,899	11%
Gain on sales of loans and securities, net	55,986	98,858	(42,872)	(43)%
Other revenue	136,332	94,419	41,913	44%

Total non-interest income	1,065,259	886,761	178,498	20%

Total net revenue	$2,420,321	$1,703,845	$716,476	42%

Net operating interest income after provision for loan losses continues to be our largest source of revenue and now represents 56% of total net revenue for 2006. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Year Ended December 31,		Variance
	2006	2005	2006 vs. 2005
Revenue:
Net operating interest income after provision for loan losses	56%	48%	8%
Commission(1)	26	27	(1)%
Service charges and fees	6	8	(2)%
Principal transactions	4	6	(2)%
Gain on sales of loans and securities, net	2	6	(4)%
Other revenue	6	5	1%

Total net revenue	100%	100%	—%

(1)

Retail commission revenue represented 20% of total net revenue for both the years ended December 31, 2006 and 2005. Institutional commission revenue represented 6% and 7% of total net revenue for the years ended December 31, 2006 and 2005, respectively.

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 66% to $1,355.1 million for 2006 compared to 2005. The increase in net operating interest income was due primarily to growth in enterprise interest-earning assets coupled with an increase in enterprise net interest spread. The growth in enterprise interest-earning assets was driven by increases in both loans, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans, net and margin receivables as a percentage of average enterprise interest-earning assets increased 8% to 64% for 2006 compared to 2005. Average retail deposits and free credits as a percentage of average enterprise interest-bearing liabilities increased 9% to 62% in 2006 compared to 2005.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, and has been prepared on the same basis as our disclosures with respect to E*TRADE Bank under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost
Enterprise interest-earning assets:
Loans, net	$22,193,663	$1,364,873	6.15%	$15,488,527	$828,717	5.35%	$10,065,174	$490,550	4.87%
Margin receivables	6,679,510	474,500	7.10%	2,540,174	159,442	6.28%	2,048,411	116,533	5.69%
Mortgage-backed and related available-for-sale securities	11,543,546	590,512	5.12%	9,421,988	401,782	4.26%	8,300,536	331,460	3.99%
Available-for-sale investment securities	3,068,474	193,583	6.31%	2,715,985	140,041	5.16%	3,151,515	127,429	4.04%
Trading securities	132,454	11,388	8.60%	268,092	12,342	4.60%	712,819	22,692	3.18%
Cash and cash equivalents(1)	1,226,548	54,492	4.44%	1,509,313	46,331	3.07%	1,550,163	27,095	1.75%
Stock borrow and other	531,809	36,780	6.92%	441,189	20,942	4.75%	389,313	11,991	3.08%

Total enterprise interest-earning assets	$45,376,004	2,726,128	6.01%	$32,385,268	1,609,597	4.97%	$26,217,931	1,127,750	4.30%

Enterprise interest-bearing liabilities:
Retail deposits(5)	$20,407,534	506,491	2.48%	$12,951,635	216,632	1.67%	$11,720,333	173,508	1.48%
Brokered certificates of deposit(6)	535,835	24,726	4.61%	450,441	15,680	3.48%	358,665	9,172	2.56%
Free credits	6,329,407	71,899	1.14%	3,375,608	19,034	0.56%	2,930,601	5,912	0.20%
Repurchase agreements and other borrowings	10,980,134	549,085	5.00%	10,115,764	374,337	3.70%	8,139,736	259,196	3.18%
Federal Home Loan Bank (“FHLB”) advances	3,488,184	165,545	4.75%	3,260,556	126,495	3.88%	1,168,519	50,055	4.28%
Stock loan and other	1,067,726	34,317	3.21%	464,303	7,838	1.69%	586,478	3,610	0.62%

Total enterprise interest-bearing liabilities	$42,808,820	1,352,063	3.16%	$30,618,307	760,016	2.48%	$24,904,332	501,453	2.01%

Enterprise net interest income/spread		$1,374,065	2.85%		$849,581	2.49%		$626,297	2.29%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Enterprise net interest income(2)	$1,374,065	$849,581	$626,297
Taxable equivalent interest adjustment	(19,297)	(10,523)	(7,013)
Stock conduit, net(3)	427	1,159	1,074
Customer cash held by third parties(4)	44,837	30,883	14,784

Net operating interest income	$1,400,032	$871,100	$635,142

(1)	Includes segregated cash balances.
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

(3)	Net operating interest income earned on average stock conduit assets of $0.3 billion, $0.6 billion and $0.8 billion for the years ended December 31, 2006, 2005 and 2004, respectively.
(4)

Includes interest earned on average customer assets of $3.6 billion, $2.7 billion and $3.2 billion for the year ended December 31, 2006, 2005 and 2004, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

(5)	Includes retail certificates of deposit including retail brokered certificates of deposit.
(6)	Includes institutional certificates of deposit.

Despite the flat to inverted yield curve during the period, enterprise net interest spread increased by 36 basis points to 2.85% in 2006, compared to 2005. This increase was primarily the result of our ability to grow low-cost deposits and free credits during these periods, which in turn funded our growth in loans, net and margin receivables.

Average enterprise interest-earning assets increased 40% to $45.4 billion for 2006, compared to 2005. Average loans, net and margin receivables grew 60% to $28.9 billion for 2006 compared to 2005. Average loans, net increased as a result of our focus on growing mortgage loan products. The margin receivable portfolio grew, in part, as a result of our acquisitions of Harrisdirect and BrownCo, as well as organic growth.

Average enterprise interest-bearing liabilities increased 40% to $42.8 billion for 2006 compared to 2005. The increase in average enterprise interest-bearing liabilities was primarily in low-cost customer cash and deposits. Average retail deposits and free credits increased 64% to $26.7 billion for 2006 compared 2005. Increases in average retail deposits and free credits were driven by our acquisitions of Harrisdirect and BrownCo in the fourth quarter of 2005, as well as by organic growth.

Our interest rate risk is impacted by external factors such as the level and shape of the interest rate yield curve, the impact of the competitive environment on our pricing and customer behavior. We utilize interest rate derivatives to manage this risk. In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations.

Operating interest income and operating interest expense reflect income and expense on hedges that qualify for hedge accounting under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The following table shows the income (expense) on hedges that are included in operating interest income and expense (dollars in thousands):

			Variance
	Year Ended December 31,		2006 vs. 2005
	2006	2005	Amount	%
Operating interest income:
Operating interest income, gross	$2,763,041	$1,662,745	$1,100,296	66%
Hedge income (expense)	11,638	(12,481)	24,119	*

Operating interest income, net	2,774,679	1,650,264	1,124,415	68%

Operating interest expense:
Operating interest expense, gross	(1,361,170)	(695,634)	(665,536)	96%
Hedge expense	(13,477)	(83,530)	70,053	(84)%

Operating interest expense, net	(1,374,647)	(779,164)	(595,483)	76%

Net operating interest income	$1,400,032	$871,100	$528,932	61%

*	Percentage not meaningful.

Provision for Loan Losses

Provision for loan losses decreased 17% to $45.0 million for 2006 compared to 2005. The decrease in the provision for loan losses was related primarily to a lower provision for our consumer loan portfolio in connection with the decline in the overall size of the consumer loan portfolio. We expect our provision to increase, however, as we grow our mortgage portfolio at a higher growth rate than the decline in the consumer loan portfolio.

Commission

Retail and institutional commission revenue increased 36% to $625.3 million for 2006 compared to 2005. The primary factors that affect our commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative numbers of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, ETFs, CFDs and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 63% to 159,348 for 2006 compared to 2005. Our U.S. DART volume increased 65% from 2005, driven by both our acquisitions of BrownCo and Harrisdirect as well as organic customer growth and engagement. Our international DARTs grew by 53% compared to 2005, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time it will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 13% of trading volume versus 10% a year ago.

Average commission per trade decreased 13% to $12.05 for 2006 compared to 2005. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period which resulted in a heavier weighting of Active Traders, who generally have a lower commission per trade.

Service Charges and Fees

Service charges and fees increased 2% to $137.4 million for 2006 compared to the 2005. The increase in service charges and fees for 2006 was due primarily to an increase in the advisory service fee income. This increase was offset by a decrease in account maintenance fees as our retail customers became more engaged and a greater number of customers exceeded the minimum activity levels required to avoid account maintenance fees. We expect our account maintenance fee income to continue to decline over time; however, we expect our advisory service fee income, which is not currently a significant portion of service charges and fees, to increase over time as we focus on growing this product.

Principal Transactions

Principal transactions increased 11% to $110.2 million for 2006 compared to 2005. The increase in principal transactions resulted from higher trading volumes and market volatility which were offset slightly by a decrease in the average revenue earned per trade. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net decreased 43% to $56.0 million for 2006 compared to 2005, as shown in the following table (dollars in thousands):

			Variance
	Year Ended December 31,		2006 vs. 2005
	2006	2005	Amount	%
Gain on sales of originated loans:
Mortgage loans	$11,834	$39,161	$(27,327)	(70)%
Consumer loans(1)	184	15,686	(15,502)	(99)%

Gain on sales of originated loans	12,018	54,847	(42,829)	(78)%
Loss on sales of loans held-for-sale, net	(6,775)	(1,208)	(5,567)	*

Gain on sales of loans, net	5,243	53,639	(48,396)	(90)%
Gain on sales of securities, net	50,743	45,219	5,524	12%

Gain on sales of loans and securities, net	$55,986	$98,858	$(42,872)	(43)%

*	Percentage not meaningful.
(1)

Consumer loans originated by our retail segment are sold to our institutional segment at an arm’s length transfer price. The gains (losses) associated with our retail segment were reclassified to discontinued operations and the amounts related to our institutional segment remained in continuing operations.

The decline in the total gain on sales of loans and securities, net during 2006 was due primarily to our lower sales of mortgage and consumer loans compared to 2005. We retained a greater number of originated mortgage loans on the balance sheet in an effort to retain the customer relationship and drive growth in net operating interest income. The decline in gain on sales of consumer loans was also due in part to the sale of our consumer finance business in 2005. The increase in gain on sales of securities, net resulted from higher security sales volumes in 2006 compared to 2005.

Other Revenue

Other revenue increased 44% to $136.3 million for 2006 compared to 2005. The increases were the result of higher payment for order flow from improved option and equity trading volumes, offset by decreases in proprietary fund revenue relating to the closure of certain of our proprietary funds. In addition, other revenue includes foreign exchange margin revenue, stock plan administration products revenue and other revenue ancillary to our retail customer transactions.

Expense Excluding Interest

The components of expense excluding interest and the year-over-year variances are as follows (dollars in thousands):

			Variance
	Year Ended December 31,		2006 vs. 2005
	2006	2005	Amount	%
Compensation and benefits	$469,202	$380,803	$88,399	23%
Clearing and servicing	253,040	189,736	63,304	33%
Advertising and marketing development	119,782	105,935	13,847	13%
Communications	110,346	82,485	27,861	34%
Professional services	96,947	77,416	19,531	25%
Depreciation and amortization	73,845	74,981	(1,136)	(2)%
Occupancy and equipment	85,568	69,089	16,479	24%
Amortization of other intangibles	46,220	43,765	2,455	6%
Facility restructuring and other exit activities	28,537	(30,017)	58,554	*
Other	136,042	59,860	76,182	127%

Total expense excluding interest	$1,419,529	$1,054,053	$365,476	35%

*	Percentage not meaningful.

Expense excluding interest increased 35% to $1,419.5 million for 2006 compared to 2005. The increase in expense excluding interest was driven primarily by an increase in the number of employees in our service organization, higher trading volumes and loan balances, facility restructuring activities and an increase in fraud related losses.

Compensation and Benefits

Compensation and benefits increased 23% to $469.2 million for 2006 compared to 2005. This resulted primarily from a higher number of employees in our service organization, a full year impact of expensing stock options(1) and increased variable and incentive compensation expense. These increases in compensation are in line with the growth and performance of our business and our focus on enhancing customer service with additional representatives. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this increase. This ratio declined to 19% for 2006 from 22% for 2005.

Clearing and Servicing

Clearing and servicing expense increased 33% to $253.0 million for 2006 compared to 2005. This increase was a result of higher trading volumes and higher loan balances during the period.

Communications

Communications expense increased 34% to $110.3 million for 2006 compared to 2005. The increase was due primarily to expenses associated with our newly acquired customers from Harrisdirect and BrownCo. In addition, we experienced higher variable expenses, such as quote services and trade confirmations, related to our increase in trading volume.

Professional Services

Professional services increased 25% to $96.9 million for 2006 compared to 2005. The increase was due primarily to third party support services, including technology and transitional service agreements, associated with our acquisitions of Harrisdirect and BrownCo.

(1)	In July 2005 we adopted SFAS No. 123 (R), Share-Based Payment, which requires the expensing of stock options. Stock option expense was $22.1 million for 2006 and $13.7 for 2005.

Facility Restructuring and Other Exit Activities

Facility and restructuring costs were $28.5 million for 2006. During the year, we relocated certain functions out of the state of California. This expense represents certain facility costs as a result of ceasing operations at these locations in addition to severance charges for those employees to whom we communicated our plans and who were terminated as part of this relocation during the year.

Other

Other expenses increased 127% to $136.0 million for 2006 compared to 2005. These increases were due primarily to a 212% increase in fraud related losses to $31.2 million for 2006 and the favorable settlement of the Nomura Securities, Inc. (“Nomura”) litigation, which reduced other expense by $35.0 million in 2005. The fraud related losses were primarily identity theft situations which arose from computer viruses that attacked the personal computers of our customers. We did not suffer from a breach of the security of our systems. We reimbursed customers for their losses through our E*TRADE Complete Protection Guarantee. These fraud schemes have impacted our industry as a whole. While we believe our systems remain safe and secure, we have implemented technological and operational changes to deter unauthorized activity in our customer accounts.

Other Income (Expense)

Other income (expense) decreased to an expense of $72.0 million for 2006 compared to income of $26.3 million for 2005, as shown in the following table (dollars in thousands):

			Variance
	Year Ended December 31,		2006 vs. 2005
	2006	2005	Amount	%
Other income (expense):
Corporate interest income	$8,433	$11,043	$(2,610)	(24)%
Corporate interest expense	(152,496)	(73,956)	(78,540)	106%
Gain on sales and impairment of investments	70,796	83,144	(12,348)	(15)%
Loss on early extinguishment of debt	(1,179)	—	(1,179)	*
Equity in income of investments and venture funds	2,451	6,103	(3,652)	(60)%

Total other income (expense)	$(71,995)	$26,334	$(98,329)	*

*	Percentage not meaningful.

Other expense for 2006 primarily consisted of corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $70.8 million in gain on sales and impairment of investments. During 2006, we sold shares of our investments in SBI and International Securities Exchange Holdings, Inc. (“ISE”) resulting in gains of $71.7 million.

Income Tax Expense

Income tax expense from continuing operations increased 31% to $302.0 million for 2006 compared to 2005. The increase in income tax expense was principally related to the increase in pre-tax income over the comparable periods. Our effective tax rate for 2006 was 32.5% compared to 34.0% for 2005. The decrease in the 2006 tax rate compared to the 2005 tax rate is primarily due to benefits recognized on state tax refunds filed in one of our jurisdictions as a result of recent favorable court decisions, a reversal of valuation allowance recorded in prior years related to international operations and a continued decrease in our overall effective state tax rate due to our changing geographic footprint. For additional information, see Note 19—Income Taxes to the consolidated financial statements.

Discontinued Operations

Our net gain (loss) from discontinued operations was $2.0 million for 2006. During 2006 and 2005, our discontinued operations included operating results from our professional agency business E*TRADE Professional Trading, LLC and we recognized a gain of approximately $2.6 million, net of tax, in 2006. In 2005, discontinued operations also included operating losses from our consumer loan origination business and our proprietary trading business E*TRADE Professional Securities, LLC, both of which were sold or discontinued during 2005.

2005 Compared to 2004

Net income from continuing operations increased 17% to $446.2 million for 2005 compared to 2004. We experienced strong growth in customer cash and deposits as well as in DARTs. We also experienced growth in customer margin balances. In addition, we were able to achieve this growth while increasing our operating margin to 38% in 2005 from 33% in 2004. Growth in revenues also was attributed to improved interest rate spread and net interest income from a larger balance sheet. The following sections describe in more detail the changes in key operating factors, and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense), income tax expense, discontinued operations and cumulative effect of accounting change.

Revenue

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 37% to $871.1 million for 2005 compared to 2004. The increase in net operating interest income was due primarily to growth in enterprise interest-earning assets coupled with an increase in enterprise net interest spread. The growth in enterprise interest-earning assets was driven by increases in both loans, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans, net and margin receivables as a percentage of average enterprise interest-earning assets increased 10% to 56% for 2005 compared to 2004. Average retail deposits and free credits as a percentage of average enterprise interest-bearing liabilities decreased 6% to 53% 2005 compared to 2004.

Provision for Loan Losses

Provision for loan losses increased 42% to $54.0 million for 2005 compared to 2004. The increase in the provision for loan losses was related primarily to growth in the residential mortgage loan portfolio. In addition, higher consumer loan related losses resulted from higher losses on recreational vehicle loans and higher credit card bankruptcy activity as a significant number of customers filed for personal bankruptcy before the enactment of the new bankruptcy laws in October 2005.

Commission

Commission revenue increased 6% to $458.8 million for 2005 compared to 2004. The primary factors that affect our commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the executed trades between these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

Retail commission revenue increased $10.8 million for 2005 compared 2004 due to higher volumes (DARTs), offset by lower average commission per trade. Average commission per trade decreased 12% to

$13.82 for 2005 compared to 2004. The decrease was primarily a function of increased market pressures, strategic pricing and the mix of customers. During 2005, growth in the Active Trader and Mass Affluent customer trading volumes outweighed Main Street Investors trading volumes, who generally have a higher commission per trade, contributing to our lower average commission per trade.

Due to the factors described above, our 17% growth in DARTs for 2005 equated to a 3% increase in retail commission revenue during 2005 compared to 2004; however, our business model derives revenue not only from trades but also from other aspects of the relationship we have with our customers, especially those who maintain deposits, free credit and lending balances with us. Our average customer uses at least 2 products or services from our suite of retail products, which is the main driver in our diversification of revenue. For 2005, retail commission revenue represents 20% of total net revenue.

Institutional commission revenue increased $16.4 million for 2005 compared to 2004. The increase reflects growth in wholesale trading. In early 2005, an institutional wholesale trading group was created to trade large blocks of stock for institutional customers. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Service Charges and Fees

Service charges and fees increased 39% to $135.3 million for 2005 compared to the 2004. The increase in service charges and fees for 2005 was due primarily to an increase in the account service fees and advisory service fees. The increase in account service fees was due to an increase in account service fees charged beginning in the first quarter of 2005, from $25 to $40 per quarter for customers who did not meet certain criteria for balance and/or activity levels. Advisory fees increased as a result of our acquisitions of investment advisory firms.

Principal Transactions

Principal transactions decreased 22% to $99.3 million for 2005 compared to 2004. The decrease in principal transactions resulted from lower market-making volumes and market volatility. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the trading performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net decreased 30% to $98.9 million for 2005 compared to 2004. The decrease was due primarily to lower gain on sales of originated mortgage loans. This was the result of an overall decline in mortgage industry volumes as interest rates continued to rise in 2005.

Impairment losses of $38.3 million in 2005 related primarily to interest-only securities and to a lesser extent certain investment securities. Impairment on certain interest-only securities was the result of short-term movements in interest rates. Impairments on investment securities were the result of credit losses in certain investment securities secured by manufactured housing loans. These impairments were not indicative of a specific issue with our investments, but rather an overall deterioration in the manufactured housing loan market.

Other Revenue

Other revenue increased 6% to $94.4 million for 2005 compared to 2004. The increases were the result of increased options transaction fees and 12b-1 fees, offset by decreases in proprietary fund revenue relating to the closure of certain of our proprietary funds. In addition, other revenue includes foreign exchange margin revenue, stock plan administration products revenue and other revenue ancillary to our retail customer transactions.

Expense Excluding Interest

Expense excluding interest increased 7% to $1,054.1 million for 2005 compared to 2004. The increase in expense excluding interest was driven primarily by higher compensation and benefits expense due to the adoption of SFAS 123(R), increased marketing for the launch of E*TRADE Complete and a larger balance sheet.

Compensation and Benefits

Compensation and benefits increased 9% to $380.8 million for 2005 compared to 2004. This increase resulted primarily from $13.7 million in stock option expense. In July 2005 we adopted SFAS No. 123 (R) which requires the expensing of stock options. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this increase. This ratio declined from 24% for 2004 to 22% for 2005.

Clearing and Servicing

Clearing and servicing expense increased 17% to $189.7 million for 2005 compared to 2004. This increase was primarily a result of an increase in servicing costs due to growth in our loan portfolio which increased 69% compared to 2004.

Communications

Communications expense increased 18% to $82.5 million for 2005 compared to 2004. The increase was due to expenses associated with communications to our newly acquired customers from Harrisdirect and BrownCo. In addition, variable expenses such as quote services and trade confirmations increased with our increase in trading volume.

Professional Services

Professional services increased 12% to $77.4 million for 2005 compared to 2004. The increase was due primarily to third party support services, including technology and transitional service agreements, associated with our acquisitions of Harrisdirect and BrownCo.

Advertising and Marketing

Advertising and marketing costs increased 70% to $105.9 million for 2005 compared to 2004. The increase was due primarily to marketing the launch of E*TRADE Complete, as well as an increase in acquisition-related and customer retention marketing.

Amortization of Other Intangibles

Amortization of other intangibles increased 125% to $43.8 million for 2005 compared to 2004. The increase in amortization expense was due primarily to the impairment of our OTC specialist book.

Facility Restructuring and Other Exit Activities

Facility and restructuring costs were a credit of $30.0 million for 2005. The credit resulted from a $35.5 million, pre-tax gain recognized on the sale of the Consumer Finance Corporation servicing business, which was recorded as a facility restructuring cost as it did not qualify as a discontinued operation.

Other

Other expenses decreased 34% to $59.9 million for 2005 compared to 2004. This decrease was due primarily to the favorable settlement of the Nomura litigation which reduced other expenses by $35.0 million.

Other Income (Expense)

Other income (expense) decreased $42.4 million to income of $26.3 million for 2005 compared to 2004. This decrease was due primarily to lower gain on the sale and impairment of investments of $45.0 million and higher corporate interest expense of $26.4 million resulting from an increase in acquisition-related senior notes in 2005, partially offset by the $23.0 million loss on early extinguishment of debt in 2004. During 2005, we sold shares of our investments in SBI, Archipelago Holdings, Inc., Ameritrade Holding Corporation and ISE resulting in gains of $82.7 million. During 2004, gain on sales and impairment of investments was related primarily to gain on sales of our investments in SBI in the amount of $130.6 million.

Income Tax Expense

Income tax expense from continuing operations increased $48.1 million or 26% for 2005 compared to 2004. The increase in income tax expense was related to the increase in pre-tax income over the comparable periods. Our effective tax rates for 2005 and 2004 were 34.0% and 32.2%, respectively. The lower effective tax rate for 2004 was due principally to tax benefits recognized in 2004 in connection with the sale of partnership interests which generated an excess tax basis adjustment and the closure of several open IRS tax issues.

Discontinued Operations

Our net gain (loss) from discontinued operations was a loss of $17.5 million for 2005 and a loss of $1.3 million for 2004. During 2005, our discontinued operations included operating results from our proprietary trading business E*TRADE Professional Securities, LLC, our professional agency business E*TRADE Professional Trading, LLC and the origination business of Consumer Finance Corporation. During 2004, our discontinued operations included operating results from E*TRADE Access.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $1.6 million after tax ($2.8 million pre-tax) for 2005 resulted from the adoption of SFAS No. 123(R) and Staff Accounting Bulletin No. 107, Share-Based Payment, effective July 1, 2005, which required us to record compensation expense for stock options.

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

SEGMENT RESULTS REVIEW

Retail

Retail segment income increased 52% to $695.2 million for 2006 compared to 2005, as shown in the following table (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2006 vs. 2005
	2006	2005	2004	Amount	%
Retail segment income:
Net operating interest income after provision for loan losses	$883,563	$445,124	$322,278	$438,439	98%
Commission	479,876	339,654	328,889	140,222	41%
Service charges and fees	115,672	116,102	84,445	(430)	(0)%
Gain on sales of loans and securities, net	36,698	63,705	93,694	(27,007)	(42)%
Other revenue	138,316	112,836	106,457	25,480	23%

Net segment revenue	1,654,125	1,077,421	935,763	576,704	54%
Total segment expense	958,882	618,664	628,146	340,218	55%

Total retail segment income	$695,243	$458,757	$307,617	$236,486	52%

Key Metrics:
Retail client assets (dollars in billions)(1)	$194.9	$177.9	$100.0	$17.0	10%
Customer cash and deposits (dollars in billions)(1)	$33.6	$28.2	$18.7	$5.4	19%
DARTs	159,348	97,740	83,643	61,608	63%
Average commission per trade	$12.05	$13.82	$15.63	$(1.77)	(13)%
Average margin receivables (dollars in billions)	$6.8	$2.8	$2.0	$4.0	143%
Products per customer	2.1	2.1	1.9	—	—%

(1)

Total customer cash and deposits, as well as total retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005, which reduced both metrics by $564 million. This is not a methodology change in accounting policy and does not impact the reporting of these line items on our balance sheet.

Our retail segment generates revenue from investing, trading, banking and lending relationships with retail customers. These relationships essentially drive five sources of revenue including net operating interest income; commission; service charges and fees; gain on sales of loans and securities, net; and other revenue. This segment also includes results from our stock plan administration products and services, as we are ultimately servicing a retail customer through these corporate relationships. Our geographically dispersed retail accounts grew 3% from 2005 to 2006. As of December 31, 2006, we had approximately 3.6 million active trading and investing accounts and 0.8 million active lending and deposit accounts.

The increase in retail segment income during 2006 compared to a year ago was due to an increase in net operating interest income after provision for loan losses and commission revenue, offset by lower gain on sales of loans and securities, net. Retail net operating interest income after provision for loan losses increased 98% to $883.6 million for 2006 compared to 2005. Average margin receivables increased 143% to $6.8 billion for 2006 compared to 2005. Higher margin balances generally translate into a higher interest rate earned on interest-earning assets. Customer cash and deposits increased 19% at December 31, 2006 compared to December 31, 2005. Higher customer cash and deposit balances generally translate into a lower cost of funds as deposits increased in comparison to other borrowings. Net operating interest income growth included the impact of the Harrisdirect and BrownCo acquisitions which occurred in the fourth quarter of 2005.

Retail commission revenue increased $140.2 million for 2006 compared to 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic growth in domestic equity, international equity and option trades.

A shift in the composition of our retail customers who traded during the year resulted in a 13% decrease in average commission per trade for 2006 compared to 2005. As a result, our 63% growth in DARTs for 2006 equated to a 41% increase in retail commission revenue for 2006; however, we derive revenue not only from trades but also from other aspects of our relationship with our customers, especially customers who maintain deposits and free credits with us. Our average customer uses at least 2 products or services from our suite of retail products, which is the main driver in our diversification of revenue. As such, while retail commission revenue increased 41% during 2006, total retail segment revenue increased 54%.

Offsetting these increases were lower gains on the sales of loans and securities, net of $36.7 million for 2006. In addition, service charges and fees decreased $0.4 million for 2006 compared to 2005.

Retail segment expense increased $340.2 million for 2006 compared to 2005. The increase for 2006 was related primarily to the $29.6 million restructuring charge, an increase in the compensation expense due to an increased number of employees in our service organization and increased fraud-related losses.

2005 Compared to 2004

The 49% increase in retail segment income for 2005 compared to 2004 was due to an increase in net revenue driven primarily by an increase in net operating interest income, offset by lower gain on sales of loans and securities, net. DARTs increased 17% in 2005 compared to 2004. While the increase in DARTs did not produce a corresponding increase in commission revenues, these customers did help drive the increase in cash deposits held in sweep deposit accounts.

Retail net operating interest income after provision for loan losses increased 38% to $445.1 million for 2005 compared to 2004. The increase was driven by an increase in both average enterprise interest-earning assets and the net interest spread earned. Growth in average margin receivables was 40% to $2.8 billion in 2005 compared to 2004, including the impact of our acquisitions. Other key drivers of this increase in retail segment income were growth in the average balances of loans and deposits which increased 54% and 11%, respectively over last year. Service charges and fees increased by 37% in 2005 compared to 2004, due primarily to an increase in account service fees. Offsetting these positive variances were lower gains on the sale of loans and securities, net of $30.0 million due to the lower gains on the sale of mortgage loans and securities impairment.

Institutional

Institutional segment income increased 60% to $305.5 million for 2006 compared to 2005, as shown in the following table (dollars in thousands, except for key metrics):

				Variance
	Year Ended December 31,			2006 vs. 2005
	2006	2005	2004	Amount	%
Institutional segment income:
Net operating interest income after provision for loan losses	471,499	372,122	274,743	99,377	27%
Commission	145,389	119,180	102,749	26,209	22%
Service charges and fees	21,769	19,212	13,130	2,557	13%
Principal transactions	110,235	99,175	126,893	11,060	11%
Gain on sales of loans and securities, net	19,288	35,153	47,024	(15,865)	(45)%
Other revenue	9,269	10,383	16,684	(1,114)	(11)%

Net segment revenue	777,449	655,225	581,223	122,224	19%
Total segment expense	471,900	464,190	393,041	7,710	2%

Total institutional segment income	$305,549	$191,035	$188,182	$114,514	60%

Key Metrics:
Total nonperforming loans as a percent of total loans, net	0.28%	0.18%	0.17%	—	0.10%
Average revenue capture per 1,000 equity shares	$0.373	$0.458	$0.341	$(0.085)	(19)%

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

Net operating interest income after provision for loan losses increased 27% to $471.5 million for 2006 compared to 2005. This increase was primarily a result of growth in interest-earning assets, which are funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment either to purchase interest-earning assets or pay down wholesale liabilities.

Institutional commissions increased 22% to $145.4 million for 2006 compared to 2005. This increase was due to a more favorable trading environment and the continued leveraging of our integrated institutional model with higher retail order flow. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

The increase in net operating interest income after provision for loan losses and commission revenue was offset by a planned decrease in gain on sales of loans and securities, net of approximately $15.9 million for 2006 compared to 2005. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. During 2006, we determined that we would not sell securities at similar levels as 2005 because we focused on growing our balance sheet.

Total institutional segment expense increased 2% to $471.9 million for 2006 compared to 2005 and was predominantly volume-related. Compensation and benefits expense increased due to increases in variable- and performance-based compensation and expensing of stock options. Clearing and servicing expense increased due to increased overall trading volumes and the increase in our loan portfolio.

2005 Compared to 2004

The 2% increase in institutional segment income in 2005 compared to 2004 was attributable to a $74.0 million increase in net revenue offset by a $71.1 million increase in expenses. The increase in net revenue resulted from higher net operating interest income due to higher average balances of enterprise interest-earning assets. The increase in the net operating interest income was partially driven by a shift from lower yielding securities to higher yielding loans. The increase in expenses was driven by an increase in intangible amortization due to the impairment of our OTC Specialist Book, compensation and benefits expense due to the adoption of SFAS 123(R) and commissions due to an increase in overall trading volumes and higher servicing expenses related to an increase in loans serviced.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	December 31,		Variance
	2006	2005	2006 vs. 2005
Assets:
Cash and equivalents(1)	$1,493,856	$1,454,362	3%
Trading securities	178,600	146,657	22%
Available-for-sale mortgage-backed and investment securities	13,921,983	12,763,438	9%
Loans held-for-sale	283,496	87,371	224%
Brokerage receivables, net	7,636,352	7,174,175	6%
Loans receivable, net	26,372,697	19,424,895	36%
Other assets(2)	3,852,319	3,516,788	10%

Total assets	$53,739,303	$44,567,686	21%

Liabilities and shareholders’ equity:
Deposits	$24,071,012	$15,948,015	51%
Securities sold under agreements to repurchase	9,792,422	11,101,542	(12)%
Brokerage payables	7,824,704	7,342,208	7%
Other borrowings	5,323,962	4,206,996	27%
Corporate debt(3)	1,842,169	2,022,701	(9)%
Accounts payable, accrued and other liabilities	688,664	546,664	26%

Total liabilities	49,542,933	41,168,126	20%
Shareholders’ equity	4,196,370	3,399,560	23%

Total liabilities and shareholders’ equity	$53,739,303	$44,567,686	21%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under Federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and Other assets.
(3)	Includes balance sheet line items senior notes, mandatory convertible notes and convertible subordinated notes.

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

The 21% increase in total assets at December 31, 2006 compared to December 31, 2005 was primarily the result of growth in loans receivable, net and available-for-sale mortgage-backed and investment securities. The growth in loans receivable, net was the result of our continued focus on growing our residential mortgage loan portfolios, including one- to four-family mortgages and home equity loans. The growth in available-for-sale mortgage-backed and investment securities was due primarily to the growth in our asset-backed securities portfolio.

The 20% increase in total liabilities at December 31, 2006 compared to December 31, 2005 was attributable primarily to a $8.1 billion increase in deposits. The increase in deposits was due to higher sweep deposit accounts and money market deposits resulting, in part, from our conversion of Harrisdirect customers during the first quarter of 2006, as well as from organic growth from existing and new customers. The increase in deposits was partially offset by declines in securities sold under agreements to repurchase and corporate debt.

The conversion of Harrisdirect customers to the E*TRADE Financial platform resulted in the transfer of customer brokerage receivables, deposits and customer brokerage payables from a third party provider to us. Customer brokerage receivables or margin receivables of $0.8 billion were transferred to our balance sheet. In addition, sweep deposit balances of $2.7 billion and brokerage payables, specifically free credits, of $1.3 billion were also moved to our balance sheet.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	December 31,		Variance
	2006	2005	2006 vs. 2005
Real estate loans:
One- to four-family	$10,870,214	$7,091,664	53%
Home equity lines of credit (“HELOC”), Home equity installment loans (“HEIL”) and other	11,809,008	8,106,820	46%
Consumer and other loans:
Recreational vehicle	2,292,356	2,692,055	(15)%
Marine	651,764	752,645	(13)%
Commercial	219,008	89,098	146%
Credit card	128,583	188,600	(32)%
Automobile	77,533	235,388	(67)%
Other	3,706	8,338	(56)%
Unamortized premiums, net	388,153	323,573	20%
Allowance for loan losses	(67,628)	(63,286)	7%

Total loans receivable, net	$26,372,697	$19,424,895	36%

Loans receivable, net increased 36% to $26.4 billion at December 31, 2006 from $19.4 billion at December 31, 2005. We continue to focus our growth in real estate loans while allowing our consumer loans to decline. We anticipate that our mortgage and HELOC portfolios will continue to increase over time, and we believe this will improve our credit risk profile. We anticipate that recreational vehicle and marine loan balances will continue to decline over time due to our sale of Consumer Finance Corporation in 2005, and automobile loans will continue to decline due to our exit of the automobile origination business in 2004. Commercial loans increased 146% to $219.0 million at December 31, 2006 compared to December 31, 2005.

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

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowances as % of Consumer and Other Loans Receivable	Allowance	Allowances as % of Real Estate Loans Receivable	Allowance	Allowances as % of Total Loans Receivable
December 31, 2006	$28,197	0.82%	$39,431	0.17%	$67,628	0.26%
December 31, 2005	$32,379	0.80%	$30,907	0.20%	$63,286	0.32%

The following table provides an analysis of the allowance for loan losses for the past five years (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of period	$63,286	$47,681	$37,847	$27,666	$19,874
Provision for loan losses	44,970	54,016	38,121	38,523	14,664
Allowance acquired through acquisitions(1)	—	—	1,547	2,748	14,428
Charge-offs:
Real estate	(616)	(936)	(186)	(364)	(460)
HELOC, HEIL and other	(15,372)	(3,929)	(1,464)	(75)	—
Recreational vehicle	(25,253)	(20,592)	(18,419)	(20,341)	(3,456)
Marine	(6,463)	(8,009)	(6,003)	(7,369)	—
Commercial	—	—	—	—	—
Credit card	(11,371)	(17,286)	(10,313)	(919)	—
Automobile	(2,430)	(5,915)	(13,796)	(22,695)	(28,046)
Other	(338)	(180)	(160)	(1,971)	—

Total charge-offs	(61,843)	(56,847)	(50,341)	(53,734)	(31,962)

Recoveries:
Real estate	167	234	—	223	30
HELOC, HEIL and other	822	526	310	—	—
Recreational vehicle	11,959	7,848	9,088	9,738	—
Marine	4,091	3,960	3,225	3,806	—
Commercial	—	—	—	—	—
Credit card	750	380	141	1	—
Automobile	3,285	5,382	7,464	8,335	10,632
Other	141	106	279	541	—

Total recoveries	21,215	18,436	20,507	22,644	10,662

Net charge-offs	(40,628)	(38,411)	(29,834)	(31,090)	(21,300)

Allowance for loan losses, end of period	$67,628	$63,286	$47,681	$37,847	$27,666

Net charge-offs to average loans receivable, net outstanding	0.18%	0.26%	0.30%	0.41%	0.28%

(1)	Acquisition of credit card portfolios in 2004 and 2003 and the Consumer Finance Corporation portfolio in 2002.

The following table allocates the allowance for loan losses by loan category (dollars in thousands):

	December 31,
	2006		2005		2004		2003		2002
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Real estate loans:
One- to four- family	$7,760	41.7%	$4,858	37.0%	$2,812	32.3%	$2,360	28.6%	$3,343	29.8%
HELOC, HEIL and other	31,671	45.3	26,049	42.3	15,183	31.9	3,302	19.1	851	6.8

Total real estate loans	39,431	87.0	30,907	79.3	17,995	64.2	5,662	47.7	4,194	36.6

Consumer and other loans:
Recreational vehicle	11,077	8.8	13,465	14.1	11,343	22.4	11,386	28.3	9,480	24.8
Marine	3,648	2.5	4,590	3.9	4,116	6.3	2,503	7.9	3,108	8.4
Commercial	1,635	0.9	669	0.5	22	—	4	—	—	—
Credit card	10,611	0.5	11,714	1.0	9,078	1.8	5,583	1.4	—	—
Automobile	534	0.3	1,080	1.2	4,195	5.1	11,876	14.5	8,190	27.4
Other	692	—	861	—	932	0.2	833	0.2	2,694	2.8

Total consumer and other loans	28,197	13.0	32,379	20.7	29,686	35.8	32,185	52.3	23,472	63.4

Total allowance for loan losses	$67,628	100.0%	$63,286	100.0%	$47,681	100.0%	$37,847	100.0%	$27,666	100.0%

(1)	Represents percentage of loans receivable in category to total loans receivable, excluding premium (discount).

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

During 2006, the allowance for loan losses increased by $4.3 million from the level at December 31, 2005. The increase was due primarily to growth in the real estate loan portfolio, which increased approximately $7.5 billion over the same period and is not indicative of a decline in our overall credit standards. The allowance increased by $8.5 million related to the growth of the real estate portfolio. Offsetting this increase was a decrease in the allowance for loan losses of $4.2 million related to the decline in the size of the consumer loan portfolio.

Net charge-offs for the year ended 2006 compared to 2005 increased by $2.2 million. The overall increase was due to higher net charge-offs on real estate loans offset by lower net charge-offs on consumer loans. The increase in real estate loan charge-offs was due to the growth of the portfolio and the decrease in consumer loan charge-offs was due primarily to a decline in loan balances as we exited the consumer finance business in 2005. Annualized net charge-offs as a percentage of average loans receivable, net were 0.18% at December 31, 2006 compared to 0.26% at December 31, 2005.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Real estate loans:
One- to four-family	$34,219	$18,067	$11,029	$18,094	$22,497
HELOC, HEIL and other	32,216	9,568	2,755	269	81

Total real estate loans	66,435	27,635	13,784	18,363	22,578

Consumer and other loans:
Recreational vehicle	2,579	2,826	1,416	1,399	1,486
Marine	1,439	873	908	1,067	94
Commercial	—	—	—	—	—
Credit card	3,795	2,858	2,999	2,147	—
Automobile	1,047	448	826	1,602	2,277
Other	46	14	22	16	53

Total consumer and other loans	8,906	7,019	6,171	6,231	3,910

Total nonperforming loans	75,341	34,654	19,955	24,594	26,488
Real estate owned (“REO”) and other repossessed assets, net	12,904	6,555	5,367	6,690	6,723

Total nonperforming assets, net	$88,245	$41,209	$25,322	$31,284	$33,211

Total nonperforming loans as a percentage of total loans, net	0.28%	0.18%	0.17%	0.27%	0.36%

Total allowance for loan losses as a percentage of total nonperforming loans receivable(1)	90.52%	186.24%	281.55%	187.61%	N/A	(1)

(1)

This metric was changed to reflect the percentage of allowance for loan losses in relation to the total nonperforming loans receivable. In 2002, nonperforming loans were not tracked as held-for-investment versus held-for-sale; as such, this metric is not available.

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During 2006, our nonperforming assets, net increased $47.0 million from $41.2 million at December 31, 2005. The increase was attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $45.1 million and an increase in nonperforming consumer and other loans of $1.9 million. These trends are not the result of a deterioration or improvement in credit quality, but are reflective of our targeted growth in real estate loans and the targeted decrease in consumer loans.

The allowance as a percentage of total nonperforming loans receivable, net decreased from 186% in 2005 to 91% in 2006. As our loan portfolio shifts to mortgage loans, where the risk of charge-off is generally less than the risk of charge-off on a consumer loan, the level of the allowance to nonperforming assets may continue to decrease.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on the borrower’s ability to repay a loan, whether or not the loan is delinquent (“Special Mention” loans). Special Mention loans represented $261.5 million, or 1%, and $127.2 million, or 1%, of the total loan portfolio at December 31, 2006 and 2005, respectively. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was due primarily to an increase in the 30-day delinquency category of mortgage loans. Significant migration from this category to more serious delinquency classifications is not expected to occur.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	December 31,		Variance
	2006	2005	2006 vs. 2005
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$9,109,307	$9,427,521	(3)%
Collateralized mortgage obligations and other	1,108,385	995,891	11%

Total mortgage-backed securities	10,217,692	10,423,412	(2)%

Investment securities:
Asset-backed securities	2,161,728	1,365,754	58%
Publicly traded equity securities:
Preferred stock	458,674	288,365	59%
Corporate investments	24,139	147,400	(84)%
FHLB stock	244,212	198,700	23%
Other	815,538	339,807	140%

Total investment securities	3,704,291	2,340,026	58%

Total available-for-sale securities	$13,921,983	$12,763,438	9%

Available-for-sale securities represented 26% and 29% of total assets at December 31, 2006 and 2005, respectively. Available-for-sale securities increased 9% to $13.9 billion at December 31, 2006 compared to December 31, 2005, due primarily to the growth in our asset-backed securities portfolio. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. We determined that we would not sell our mortgage-backed and asset-backed securities at similar levels as 2005 because we focused on growing our balance sheet.

As interest rates increase, the fair value of fixed-rate available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in 2007 if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits are summarized as follows (dollars in thousands):

	December 31,		Variance
	2006	2005	2006 vs. 2005
Sweep deposit accounts	$10,837,124	$7,733,267	40%
Money market and savings accounts	7,634,241	4,635,866	65%
Certificates of deposit(1)	4,737,253	2,703,605	75%
Brokered certificates of deposit(2)	483,777	484,612	(0)%
Checking accounts	378,617	390,665	(3)%

Total deposits	$24,071,012	$15,948,015	51%

(1)	Includes retail certificates of deposit including retail brokered certificates of deposit.
(2)	Includes institutional certificates of deposit.

Deposits represented 49% and 39% of total liabilities at December 31, 2006 and 2005, respectively. Deposits increased $8.1 billion to $24.1 billion at December 31, 2006 compared to December 31, 2005, driven by a $3.1 billion increase in sweep deposit accounts, a $3.0 billion increase in money market and savings accounts and a $2.0 billion increase in certificates of deposit.

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

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.6 billion for the year ended December 31, 2006. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

			Variance
	December 31,		2006 vs. 2005
	2006	2005	Amount	%
Deposits	$24,071,012	$15,948,015	$8,122,997	51%
Less: brokered certificates of deposit	(483,777)	(484,612)	835	0%

Deposits excluding brokered certificates of deposit	23,587,235	15,463,403	8,123,832	53%
Free credits	6,368,749	5,770,751	597,998	10%
Customer cash balances held by third parties	3,633,783	6,955,830	(3,322,047)	(48)%

Total customer cash and deposits	$33,589,767	$28,189,984	$5,399,783	19%

The decrease in customer cash balances held by third parties was due primarily to the Harrisdirect conversion wherein cash from this account (which is off-balance sheet) was converted to deposits and free credits (which is on balance sheet).

Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	December 31,		Variance
	2006	2005	2006 vs. 2005
Securities sold under agreements to repurchase	$9,792,422	$11,101,542	(12)%

FHLB advances	$4,865,466	$3,856,106	26%
Subordinated debentures	385,502	305,046	26%
Other	72,994	45,844	59%

Total other borrowings	$5,323,962	$4,206,996	27%

Securities sold under agreements to repurchase decreased by 12% at December 31, 2006 compared to December 31, 2005. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. During 2006, the Bank used these wholesale sources along with deposit growth to fund the increase in loans receivable. Other borrowings represented 11% and 10% of total liabilities at December 31, 2006 and 2005, respectively. The increase of $1.1 billion during 2006 was due primarily to an increase in FHLB advances. We actively manage our funding sources and determine the optimal mix based on pricing, liquidity and capacity during each period.

Corporate Debt

Corporate debt decreased to $1.8 billion at December 31, 2006 compared to $2.0 billion at December 31, 2005. The Company called the remaining $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (“6.00% Notes”) during the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from capital market activities and our operations in the retail and institutional segments. The segment cash flows provide capital to fund growth in our regulated subsidiaries. The Company’s cash and equivalents balance increased to $1.2 billion for the year ended December 31, 2006.

Changes in Cash and Equivalents

In 2006, cash and equivalents at E*TRADE Financial Corporation, on a standalone holding company basis, increased $46.0 million to $139.5 million due primarily to a decrease in net cash used in investing activities of $2.2 billion offset by a decrease in cash provided by financing activities of $2.2 billion. The following significant activities and events impacting cash occurred during the year ended December 31, 2006:

•	The acquisition of RAA for $15.3 million; and

•	Repurchases of shares of common stock outstanding of $122.6 million.

During the year ended 2006, the Company called the remaining $185.2 million principal amount of its 6.00% convertible subordinated notes due February 2007 (“6.00% Notes”). In April 2006, the Company completed the partial redemption that was originally announced in March 2006 and called the remaining $92.6 million principal amount of its 6.00% Notes. The table below shows the timing and impact of these calls (dollars and shares in millions):

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

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements. Converging Arrows is a subsidiary of the parent company. At December 31, 2006, Converging Arrows had $107.1 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

The Bank is prohibited by regulations from lending to the parent company. At December 31, 2006, the Bank had approximately $149.1 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. The Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. The Bank satisfied this requirement at December 31, 2006 and 2005.

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule under the Securities Exchange Act of 1934 administered by the SEC, the NYSE and NASD, which requires the maintenance of minimum net capital. At December 31, 2006 and 2005, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $628.1 million at December 31, 2006.

Off-Balance-Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our clients and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Item 8. Financial Statements and Supplementary Data.

Other Sources of Liquidity

We maintain committed and uncommitted financing facilities with banks totaling $800.0 million to meet corporate liquidity needs and finance margin lending. There were no outstanding balances and the full $800.0 million was available under these lines at December 31, 2006 and 2005.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase to provide liquidity for the Bank. At December 31, 2006, the Bank had approximately $7.6 billion in additional borrowing capacity.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Years ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Security commitments to:
Purchase securities	$3,611,937	$—	$—	$—	$—	$—	$3,611,937
Sell securities	(2,718,931)	—	—	—	—	—	(2,718,931)
Loan commitments to:
Purchase loans	1,118,529	—	—	—	—	—	1,118,529
Originate loans(1)	456,630	—	—	—	—	—	456,630
Sell loans	(60,282)	—	—	—	—	—	(60,282)
Equity funding commitments(2)	17,393	17,514	43	—	—	—	34,950
Acquisition-related commitments(3)	1,250	—	—	—	—	—	1,250
Certificates of deposit(4)(5)	4,496,319	388,397	187,764	130,218	128,453	118,313	5,449,464
Securities sold under agreements to repurchase and other borrowings(5)	11,590,124	1,154,323	252,489	226,331	125,391	3,714,084	17,062,742
Convertible and Senior notes(6)	136,062	135,905	135,438	135,438	615,438	1,712,578	2,870,859
Facilities offered for sublease, less estimated future sublease income(7)	11,743	5,542	5,059	3,012	71	68	25,495
Operating lease payments	38,478	36,315	30,874	28,348	21,184	75,414	230,613
Purchase Obligations(8)	74,141	14,574	3,219	2,264	1,833	—	96,031

Total contractual obligations(9)	$18,773,393	$1,752,570	$614,886	$525,611	$892,370	$5,620,457	$28,179,287

(1)	Contains optional commitments to originate.
(2)	Estimated based on investment plans of the venture capital funds, low income housing tax credit partnerships and joint ventures.
(3)	Includes portion of RAA acquisition purchase price held in escrow at December 31, 2006.
(4)	Does not include demand deposit, money market, passbook savings accounts or sweep deposit accounts, as there are no maturities and/or scheduled contractual payments.
(5)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2006. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments. For mandatorily redeemable preferred securities included in other borrowings, does not assume early redemption under current call provisions.

(6)	Includes annual interest payments; does not assume early redemption under current call provisions.
(7)	Included in the facilities restructuring accrual.
(8)

Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees. Excluded from the table are purchase obligations expected to be settled in cash within one year of the end of the reporting period.

(9)	The tables does not include $6.2 billion of unused lines of credit available to customers under HELOC and $1.2 billion of unused credit card and commercial lines as of December 31, 2006.

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

RISK MANAGEMENT

As a financial services company, we are exposed to risks in every component of our business. Transactions including the opening of an account, processing of a trade, acceptance of a deposit, hiring a new employee and acquiring a company, all involve a certain amount of risk. The identification and management of risks are the keys to effective risk management. Our risk management practices support decision-making, improve the success rate for new initiatives and strengthen the organization. Our goal is to balance risks and rewards through effective risk management. We do not believe that risks can be completely eliminated; however, we do believe risks can be identified and managed within the Company’s risk tolerance.

We manage risk through a governance structure involving the various boards, senior management and several risk committees. We use management level risk committees to help ensure that business decisions are executed within our desired risk profile.

The Corporate Risk Committee, consisting of senior management executives, monitors risks throughout the Company. In addition to this committee, various departments throughout the Company aid in the identification and management of risks. These departments include internal audit, compliance, finance, legal, treasury, credit and risk management.

Interest Rate Risk Management

Interest rate risk is the risk of loss from adverse changes in interest rates. Interest rate risks are monitored and managed by the E*TRADE Bank’s Asset Liability Committee (“ALCO”). The ALCO reviews balance sheet trends, market interest rate and sensitivity analyses. The analysis of interest sensitivity to changes in market interest rates under various scenarios is reviewed by ALCO. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

Credit Risk Management

Credit risk is the risk of loss resulting from an adverse change in a borrower’s ability to repay their loan. Loan and margin advances are underwritten based on the creditworthiness of the borrower and the fair market value of the underlying collateral, taking into consideration any events that may affect the value of that collateral. The level of credit risk in an individual loan will vary depending on the credit characteristics of the borrower, the magnitude of the transaction and the quality of the collateral, in addition to the terms of the transaction. These risks are monitored at the Bank level by the Credit Risk Committee.

The Credit Risk Committee is responsible for the overall credit risk management of the Bank. This committee reports to the ALCO. The credit risk management process encompasses the entire underwriting and review process from comprehensive credit policies to loan review and regulatory exams. The Credit Risk Committee reviews detail risk measurement and modeling results, and monitors the loan audit review process. The Company conducts independent reviews of the underwriting process for originated and purchased loans. The Credit Risk Committee regularly reviews the results of those reviews. In addition, regulatory examiners review and perform detailed tests of our credit underwriting, loan administration and allowance process.

The Credit Risk Committee’s duties include monitoring asset quality trends, evaluating market conditions including residential real estate markets, determining the adequacy of the allowance, establishing underwriting standards, approving large credit exposures, approving large portfolio purchases and delegating credit approval authority. The Credit Risk Committee uses detailed tracking and analysis to measure credit performance and routinely reviews and modifies credit policies as appropriate. The section below includes some of the information reviewed by the committee in determining asset quality and the level of adequacy of the allowance.

In addition to the Bank’s Credit Risk Committee, margin receivables are monitored by brokerage management. These receivables are evaluated to determine if the margin receivables have sufficient collateral, that is the value of the securities held as collateral are sufficient to cover the margin receivable balance. In addition, brokerage management monitors situations where trades have occurred and payment was not received due to fraud or returned checks and other electronic transaction rejects. These situations are rare but do occasionally occur.

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

The failure of a third party vendor to adequately meet its responsibilities could result in financial losses and reputation risks. The Vendor Risk Management group monitors our vendor relationships. Third party vendor arrangements are overseen by the Vendor Risk Management group. The vendor risk identification process includes evaluating contracts, renewal options and vendor performance. To ensure the financial soundness of providers, we conducted financial reviews of our large providers. In addition, onsite operational audits are conducted annually for significant providers.

Fraud losses result from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and attempt to identify fraudulent transactions promptly. However, new techniques are constantly being developed by perpetrators to commit fraud.

Among other security measures, we offer customers token based security. The tokens display a six digit code that changes every sixty seconds. The number on the display and a password must be used together to access the customers account. This system is an extremely effective tool for preventing unauthorized access to a customer’s account.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that of our significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operation.

Allowances for Loan Losses and Uncollectible Margin Receivables

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. At December 31, 2006, our allowance for loan losses was $67.6 million on $26.4 billion of loans designated as held-for-investment. In addition to our banking loans, we extend credit to brokerage customers in the form of margin receivables. At December 31, 2006, margin accounts had approximately $6.9 billion in outstanding margin receivables for which we provided an allowance for uncollectible margin receivables of $19.9 million.

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

Effects if Actual Results Differ

Although we have considerable experience in performing these reviews, if management’s underlying assumptions prove to be inaccurate or if significant unanticipated changes to the national or regional economies occur, the allowance for loan losses could be insufficient to cover actual losses. If our estimates understate probable losses inherent in the portfolio, this would result in additional expense. A 10% increase or decrease in the allowances would result in a $6.8 million charge or credit to income, respectively.

Classification and Valuation of Certain Investments

Description

We generally classify our investments in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities, asset-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gain on sales of loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Declines in fair value that we believe to be other-than-temporary are included in gain on sales of loans and securities, net for our banking investments and gain on sales and impairment of investments for our brokerage (other than those held for market-making purposes) and corporate investments. We have investments in certain publicly-traded and privately-held companies, which we evaluate for other-than-temporary declines in market value. For the years ended December 31, 2006, 2005 and 2004, we recognized $2.8 million, $40.3 million and $18.4 million, respectively, of losses from other-than-temporary declines in market value related to our investments.

Judgments

When possible, the fair value of securities is determined by obtaining quoted market prices. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences. For securities where market quotes and similar securities are not available, we use discounted cash flows. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. Other-than-temporary impairment is recorded based on management judgment. Management evaluates securities based on market conditions and all available information about the issuer or underlying collateral. This information is used to determine if impairment is other-than-temporary. The determination that impairment is other-than-temporary is judgmental. Based on the facts and circumstances, companies could have different conclusions regarding when securities are other-than-temporarily impaired. Impairment of mortgage-backed or asset-backed securities is recognized when management estimates the fair value of a security is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security meets both criterion, we write the security down to fair value in the current period. We assess securities for impairment at each reported balance sheet date.

Effects if Actual Results Differ

Earnings could be influenced by the timing of management’s decisions to recognize a security as other-than-temporarily impaired. Our estimates are based on the best available information. Over time additional information may become available and may influence future write-downs. If all securities with fair values lower than amortized book were written-down, a $310.0 million charge would occur. Management believes that its estimates of other-than-temporary impairment are supportable and reasonable. See Note 6–Available-For-Sale Mortgage-Backed and Investment Securities to the consolidated financial statements for additional information regarding securities.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge, which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative. Substantially all derivatives held on December 31, 2006 were designated as hedges. As of December 31, 2006, we had derivative assets of $208.1 million and derivative liabilities of $78.7 million. As of December 31, 2005, we had derivative assets of $152.5 million and derivative liabilities of $38.1 million.

Judgments

Hedge accounting is complex and involves the interpretation of a significant amount of accounting literature. From time to time, new interpretations are issued, which result in new accounting methods applied to existing and new transactions. The implementation of SFAS No. 133, as amended, involves numerous judgments and Company-level interpretations. We must make assumptions and judgments about the continued effectiveness of our hedging strategies and the nature and timing of forecasted transactions. Judgment is necessary to determine the accounting for our hedging strategies.

Effects if Actual Results Differ

If our hedging strategies were to become significantly ineffective or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. Revised accounting interpretations of existing literature could materially impact our financial results. If 10% of the fair value of derivatives classified in liabilities were determined to relate to derivatives that do not qualify for hedge accounting treatment, the adjustment would reduce income by $7.9 million before taxes. Similarly, if 10% of the fair value of derivatives included in assets were determined to not qualify for hedge accounting treatment, the result would be $20.8 million in additional pre-tax income. The most significant effect of not qualifying for hedge accounting treatment is the earnings volatility that would be created by marking the derivatives to market as interest rates change.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing our consolidated financial statements, we calculate our income tax expense based on the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and required reserves for potential tax deficiencies and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on our consolidated balance sheet. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of income. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. At December 31, 2006 we had a net deferred tax liability of $58.5 million, net of a valuation allowance of $38.3 million. At December 31, 2005 we had a net deferred tax asset as of $3.9 million net of a valuation allowance of $39.4 million.

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

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. Our recorded goodwill at December 31, 2006 was $2.1 billion, and we will continue to evaluate it for impairment at least annually. Our recorded intangible assets at December 31, 2006 were $471.9 million, which have useful lives between three and thirty years.

Judgments

In 2006, we performed our annual impairment test of goodwill with the assistance of a third party. This evaluation indicated that no impairment charges were necessary. We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization in accordance with SFAS No. 142. Our estimates of fair value of goodwill and other intangible assets depend on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, expected useful lives of the assets, appropriate discount rates and other variables.

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

Valuation and Expensing of Share-Based Payments

Description

We value and expense employee share-based payments, which is primarily stock options, in accordance with SFAS No. 123(R). We value each granted option using an option pricing model using assumptions that match the characteristics of the granted options. We then assume a forfeiture rate that is used to calculate each period’s compensation expense attributed to these options.

Judgments

We estimate the value of employee stock options using the Black-Scholes-Merton option pricing model. Assumptions necessary for the calculation of fair value include expected term and expected volatility. These assumptions are management’s best estimate of the characteristics of the options. Additionally, forfeiture rates are estimated based on prior option vesting experience.

Effects if Actual Results Differ

If our estimates of employees’ forfeiture rates are not correct at the end of the term of the option, we will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility determined by us. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings. A 10% change in volatility would increase or decrease stock option fair value by 6%. A change in fair value would affect all amortization periods.

Required Statistical Disclosure by Bank Holding Companies

The following table shows where you can find the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the Bank Holding Company level and do not include brokerage and corporate amounts.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	57
Net Operating Interest Income—Volumes and Rates Analysis	58
Investment Portfolio
Investment Portfolio—Book Value and Market Value	61
Investment Portfolio Maturity	62
Loan Portfolio
Loans by Type	59
Loan Maturities	60
Loan Sensitivities	60
Risk Elements
Nonaccrual, Past Due and Restructured Loans	45
Past Due Interest	103
Policy for Nonaccrual	45
Potential Problem Loans	45
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	43
Allocation of the Allowance for Loan Losses	44
Deposits
Average Balance and Average Rates Paid	57
Time Deposit Maturities	114
Time Deposits in Excess of $100,000	114
Return of Equity and Assets	57
Short-Term Borrowings	63

Distribution of Assets, Liabilities and Shareholder’s Equity; Interest Rates and Operating Interest Differential

The following table presents average balance data and operating interest income and expense data for our banking operations, as well as the related interest yields and rates and interest spread (dollars in thousands):

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost
Interest-earning banking assets:
Loans, net(1)	$22,193,663	$1,364,873	6.15%	$15,488,527	$828,717	5.35%	$10,065,174	$490,550	4.87%
Mortgage-backed and related available-for-sale securities	11,543,546	590,512	5.12%	9,421,988	401,782	4.26%	8,300,536	331,460	3.99%
Available-for-sale investment securities	3,068,474	193,583	6.31%	2,715,985	140,041	5.16%	3,151,515	127,429	4.04%
Trading securities	132,454	11,388	8.60%	268,092	12,342	4.60%	712,819	22,692	3.18%
Other	45,460	2,115	4.65%	53,252	1,566	2.94%	101,622	3,286	3.23%

Total interest-earning banking assets(2)	36,983,597	2,162,471	5.85%	27,947,844	1,384,448	4.95%	22,331,666	975,417	4.37%

Non-interest-earning banking assets	552,664			451,161			489,282

Total banking assets	$37,536,261			$28,399,005			$22,820,948

Interest-bearing banking liabilities:
Retail deposits:
Sweep deposit accounts	$10,393,857	87,714	0.84%	$6,683,454	36,147	0.54%	$5,008,953	13,226	0.26%
Money market and savings accounts	5,806,811	231,602	3.99%	3,604,326	89,073	2.47%	3,792,778	47,297	1.25%
Certificates of deposit(5)	3,851,463	183,828	4.77%	2,276,709	88,733	3.90%	2,564,914	110,577	4.31%
Checking accounts	355,403	3,347	1.10%	387,146	2,679	0.69%	353,688	2,408	0.68%
Brokered certificates of deposit(6)	535,835	24,726	4.61%	450,441	15,680	3.48%	358,665	9,172	2.56%
Repurchase agreements and other borrowings	10,980,134	549,085	5.00%	10,115,764	374,337	3.70%	8,139,736	259,196	3.18%
FHLB advances	3,488,184	165,545	4.75%	3,260,556	126,495	3.88%	1,168,519	50,055	4.28%

Total interest-bearing banking liabilities	35,411,687	1,245,847	3.52%	26,778,396	733,144	2.73%	21,387,253	491,931	2.30%

Non-interest-bearing banking liabilities	355,026			308,719			345,553

Total banking liabilities	35,766,713			27,087,115			21,732,806
Total banking shareholder’s equity	1,769,548			1,311,890			1,088,142

Total banking liabilities and shareholder’s equity	$37,536,261			$28,399,005			$22,820,948

Excess of interest-earning banking assets over interest-bearing banking liabilities/net operating interest income	$1,571,910	$916,624		$1,169,448	$651,304		$944,413	$483,486

Bank net operating interest:
Spread			2.33%			2.22%			2.07%
Margin (net yield on interest-earning banking assets)			2.48%			2.33%			2.17%
Ratio of interest-earning banking assets to interest-bearing banking liabilities			104.44%			104.37%			104.42%
Return on average:(3)(4)
Total banking assets			1.03%			1.04%			0.90%
Total banking shareholder’s equity			21.86%			22.41%			19.08%
Average equity to average total banking assets			4.71%			4.62%			4.77%

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $19.3 million, $10.5 million and $7.0 million for 2006, 2005 and 2004, respectively.
(3)	Ratio calculations exclude discontinued operations.
(4)	Ratio calculations are based on stand alone Bank results.
(5)	Includes retail certificates of deposit including retail brokered certificates of deposit.
(6)	Includes institutional certificates of deposit.

Increases and decreases in operating interest income and operating interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our interest-earning banking assets and the interest incurred on our interest-bearing banking liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (dollars in thousands):

	2006 Compared to 2005 Increase (Decrease) Due To			2005 Compared to 2004 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans, net(1)	$398,605	$137,551	$536,156	$286,205	$51,962	$338,167
Mortgage-backed and related available-for-sale securities	100,043	88,687	188,730	46,805	23,517	70,322
Available-for-sale investment securities	19,667	33,875	53,542	(19,231)	31,843	12,612
Trading securities	(8,241)	7,287	(954)	(17,841)	7,491	(10,350)
Other	(256)	805	549	(1,445)	(275)	(1,720)

Total interest-earning banking assets(2)	509,818	268,205	778,023	294,493	114,538	409,031

Interest-bearing banking liabilities:
Retail deposits	157,493	132,366	289,859	19,287	23,837	43,124
Brokered certificates of deposit	3,329	5,717	9,046	2,699	3,809	6,508
Repurchase agreements and other borrowings	34,185	140,563	174,748	69,040	46,101	115,141
FHLB advances	9,301	29,749	39,050	81,585	(5,145)	76,440

Total interest-bearing banking liabilities	204,308	308,395	512,703	172,611	68,602	241,213

Change in net operating interest income	$305,510	$(40,190)	$265,320	$121,882	$45,936	$167,818

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $19.3 million and $10.5 million for 2006 and 2005, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,
	2006		2005		2004		2003		2002
	Balance	%(1)	Balance	%(1)	Balance	%(1)	Balance	%(1)	Balance	%(1)
Real estate loans:
One- to four- family
Fixed-rate	$5,724,331	21.8%	$2,603,268	13.5%	$525,420	4.5%	$1,345,369	14.9%	$1,877,265	26.0%
Adjustable-rate	5,425,627	20.6	4,575,629	23.8	3,388,767	29.1	1,910,161	21.3	1,502,224	20.9
HELOC, HEIL and other	11,809,069	44.8	8,106,894	42.1	3,621,835	31.1	1,524,215	17.0	368,392	5.1

Total real estate loans	22,959,027	87.2	15,285,791	79.4	7,536,022	64.7	4,779,745	53.2	3,747,881	52.0

Consumer and other loans:
Recreational vehicle	2,292,356	8.7	2,692,055	14.0	2,567,891	22.1	2,285,451	25.4	1,366,876	19.0
Marine	651,764	2.5	752,645	3.9	724,125	6.2	627,975	7.0	453,783	6.3
Commercial	219,008	0.8	89,098	0.5	3,012	0.0	179	0.0	—	—
Credit card	128,583	0.5	188,600	1.0	203,169	1.8	113,434	1.3	—	—
Automobile	77,533	0.3	235,388	1.2	583,389	5.0	1,162,339	12.9	1,481,695	20.6
Other	3,706	0.0	8,338	0.0	16,481	0.2	16,039	0.2	152,645	2.1

Total consumer and other loans	3,372,950	12.8	3,966,124	20.6	4,098,067	35.3	4,205,417	46.8	3,454,999	48.0

Total loans(1)	26,331,977	100.0%	19,251,915	100.0%	11,634,089	100.0%	8,985,162	100.0%	7,202,880	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	391,844		323,637		198,627		184,078		190,506
Allowance for loan losses	(67,628)		(63,286)		(47,681)		(37,847)		(27,666)

Total adjustments	324,216		260,351		150,946		146,231		162,840

Loans, net(1)	$26,656,193		$19,512,266		$11,785,035		$9,131,393		$7,365,720

(1)

Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $0.3 billion, $0.1 billion, $0.3 billion, $1.0 billion and $1.8 billion at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Approximately 36% and 32% of the Company’s real estate loans were concentrated in California at December 31, 2006 and 2005, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

The following table shows the contractual maturities of our loan portfolio at December 31, 2006, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in thousands):

	Due in(1)
	< 1 Year	1-5 Years	> 5 Years	Total
Real estate loans:
One- to four-family:
Fixed rate	$142,702	$667,150	$4,914,479	$5,724,331
Adjustable rate	80,985	372,939	4,971,703	5,425,627
HELOC, HEIL and other	173,139	846,516	10,789,414	11,809,069

Total real estate loans	396,826	1,886,605	20,675,596	22,959,027

Consumer and other loans:
Recreational vehicle	115,058	536,947	1,640,351	2,292,356
Marine	30,975	145,033	475,756	651,764
Commercial	54,606	164,402	—	219,008
Credit card	128,583	—	—	128,583
Automobile	43,353	34,180	—	77,533
Other	1,300	2,406	—	3,706

Total consumer and other loans	373,875	882,968	2,116,107	3,372,950

Total loans	$770,701	$2,769,573	$22,791,703	$26,331,977

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2006 (dollars in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
Real estate loans:
One- to four-family	$5,581,628	$5,344,643	$10,926,271
HELOC, HEIL and other	3,692,301	7,943,629	11,635,930

Total real estate loans	9,273,929	13,288,272	22,562,201

Consumer and other loans:
Recreational vehicle	2,177,298	—	2,177,298
Marine	620,789	—	620,789
Commercial	—	164,402	164,402
Credit card	—	—	—
Automobile	34,180	—	34,180
Other	2,406	—	2,406

Total consumer and other loans	2,834,673	164,402	2,999,075

Total loans	$12,108,602	$13,452,674	$25,561,276

Available-for-Sale and Trading Securities

Our portfolios of mortgage-backed securities and investments are classified into three categories in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities: trading, available-for-sale or held-to-maturity. None of our mortgage-backed securities or other investments was classified as held-to-maturity during 2006, 2005 and 2004.

Our mortgage-backed securities portfolio is composed primarily of:

•	Federal National Mortgage Association (“Fannie Mae”) participation certificates, guaranteed by Fannie Mae;

•	Government National Mortgage Association participation certificates, guaranteed by the full faith and credit of the United States;

•	Collateralized Mortgage Obligations;

•	Federal Home Loan Mortgage Corporation (“Freddie Mac”) participation certificates, guaranteed by Freddie Mac; and

•	Privately insured mortgage pass-through securities;.

We buy and hold mortgage-backed trading securities principally for the purpose of selling them in the near term. These securities are carried at market value and any realized or unrealized gains and losses are reflected in our consolidated statement of income as gain on sales of loans and securities, net.

Our investments classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive income.

The following table shows the cost basis and fair value of our mortgage-backed securities and investment portfolio that the Bank held and classified as available-for-sale (dollars in thousands):

	December 31,
	2006		2005		2004
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal Agencies	$9,375,444	$9,109,307	$9,687,666	$9,427,521	$7,938,135	$7,793,207
Collateralized mortgage obligations and other	1,127,650	1,108,385	1,014,582	995,891	1,266,736	1,258,862

Total mortgage-backed securities	10,503,094	10,217,692	10,702,248	10,423,412	9,204,871	9,052,069

Investment securities:
Asset-backed securities	2,163,538	2,161,728	1,376,315	1,365,754	2,789,471	2,796,429
FHLB stock	244,212	244,212	198,700	198,700	92,005	92,005
Municipal bonds	620,261	632,747	167,848	168,850	136,362	136,671
Corporate bonds	74,293	72,661	74,931	72,760	87,959	84,515
Other debt securities	80,623	74,880	78,989	73,485	79,467	74,700
Publicly traded equity securities:
Preferred stock	455,846	458,719	290,240	288,365	274,205	274,619
Corporate investments	—	—	—	—	89	117

Total investment securities	3,638,773	3,644,947	2,187,023	2,167,914	3,459,558	3,459,056

Total available-for-sale securities	$14,141,867	$13,862,639	$12,889,271	$12,591,326	$12,664,429	$12,511,125

The following table shows the scheduled maturities, carrying values and current yields for the Bank’s available-for-sale and trading investment portfolio at December 31, 2006 (dollars in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$161,886	5.04%	$735,467	5.04%	$1,153,921	5.04%	$7,324,170	5.04%	$9,375,444	5.04%
Collateralized mortgage obligations and other	20,944	4.97%	94,982	4.97%	148,553	4.97%	863,171	4.97%	1,127,650	4.97%

Total mortgage-backed securities	182,830		830,449		1,302,474		8,187,341		10,503,094

Investment securities:
Asset-backed securities	29,195	5.81%	135,271	5.81%	219,752	5.81%	1,779,320	5.81%	2,163,538	5.81%
Municipal bonds(1)	21,712	4.63%	97,612	4.63%	150,339	4.63%	350,598	4.63%	620,261	4.63%
Corporate debt	1,854	6.03%	8,641	6.03%	14,178	6.03%	49,620	6.03%	74,293	6.03%
Other debt securities	11,139	4.34%	49,710	4.34%	19,774	4.34%	—	N/A	80,623	4.34%
Publicly traded equity securities(2)	—	N/A	—	N/A	—	N/A	455,846	8.84%	455,846	8.84%
FHLB stock(3)	—	N/A	—	N/A	—	N/A	244,212	6.10%	244,212	6.10%

Total investment securities	63, 900		291,234		404,043		2,879,596		3,638,773

Trading securities	7,155	4.86%	32,358	4.86%	50,357	4.86%	51,217	4.86%	141,087	4.86%

Total available-for-sale and trading securities	$253,885		$1,154,041		$1,756,874		$11,118,154		$14,282,954

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Preferred stock in Freddie Mac and Fannie Mae, no stated maturity date.
(3)	FHLB stock, no stated maturity date.

Borrowings

Deposits represent a significant component of our current funds. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. In part, the FHLB provides us with reserve credit capacity and authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards. At December 31, 2006, our outstanding advances from the FHLB totaled $4.9 billion at interest rates ranging from 3.72% to 6.96% and at a weighted-average rate of 5.15%.

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

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our short-term borrowings (dollars in thousands):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Yearly Weighted-Average
				Balance	Rate
At or for the year ended December 31, 2006:
Advances from the FHLB	$4,865,466	5.15%	$5,053,982	$3,488,184	4.75%
Securities sold under agreement to repurchase and other borrowings	$10,212,993	5.17%	$12,483,929	$10,980,134	5.00%

At or for the year ended December 31, 2005:
Advances from the FHLB	$3,856,106	4.09%	$4,316,683	$3,260,556	3.88%
Securities sold under agreement to repurchase and other borrowings	$11,412,028	4.15%	$11,412,028	$10,115,764	3.70%

At or for the year ended December 31, 2004:
Advances from the FHLB	$1,487,841	2.71%	$1,777,110	$1,168,519	4.28%
Securities sold under agreement to repurchase and other borrowings	$10,170,082	2.15%	$10,285,738	$8,139,736	3.18%

(1)	Excludes hedging costs.

GLOSSARY OF TERMS

Active Trader—The customer segment that includes those who execute 30 or more trades per quarter and have base pricing of $6.99 to $9.99 per trade.

Adjusted total assets—Bank-only assets composed of total assets plus/(less) unrealized losses (gains) on available-for-sale securities, less deferred tax assets, goodwill and certain other intangible assets.

Average commission per trade—Total retail segment commission revenue divided by total number of retail trades.

Average equity to total banking assets—Average total banking shareholder’s equity divided by average total banking assets.

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank and ETGAM.

Bank net operating interest spread—The difference between the weighted-average yields earned on interest-earning banking assets and the weighted-average yields paid on interest-bearing banking liabilities.

Basis point—One one-hundredth of a percentage point.

Cash flow hedge—A financial derivative instrument designated in a hedging relationship that mitigates exposure to variability in expected future cash flows attributable to a particular risk.

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

Contract for difference (“CFDs”)—A derivative based on an underlying stock or index to exchange the difference between the nominal value at the opening of a trade and at the close of a trade. A CFD is researched and traded in the same manner as a stock.

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

Enterprise interest-earning assets—Consists of the primary interest-earning assets of the Company and includes: loans receivable, mortgage-backed and available-for-sale securities, margin receivables, stock borrow balances, and cash required to be segregated under regulatory guidelines that earn interest for the Company.

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

Exchange-traded funds—A fund that invests in a group of securities and trades like an individual stock on an exchange.

Fair value hedge—A financial derivative instrument designated in a hedging relationship that mitigates exposure to changes in the fair value of a recognized asset or liability or a firm commitment.

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

Main Street Investor—The customer segment that includes those who execute less than 30 trades per quarter, hold less than $50,000 in assets in combined retail accounts and have base pricing of $12.99 per trade

Margin receivables—The extension of credit to brokerage customers of the Company, where the loan is secured with securities owned by the customer.

Mass Affluent—The customer segment that includes those who execute more than 30 trades per quarter or hold $50,000 or more in assets in combined retail accounts and have base pricing of $9.99 per trade.

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

Operating expenses—Total expense excluding interest, as shown on the Company’s consolidated statement of income.

Operating margin—Income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change.

Operating margin (%)—Percentage of net revenue that goes to income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change. It is calculated by dividing our income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change by our total net revenue.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors.” Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2006, 93% of our total assets were interest-earning assets.

At December 31, 2006, approximately 66% of our total assets were residential mortgages and available-for-sale mortgage-backed and asset-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

Our current strategy is to retain more originated mortgage loans on the balance sheet. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields. The ALCO reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

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

We held $178.6 million in trading securities as of December 31, 2006. These securities, and the associated interest rate risk, are not material to the Company’s financial position, results of operations, or cash flows.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative financial instruments discussion at Note 9—Accounting for Derivative Financial Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. See mortgage banking activities discussion at Note 9—Accounting for Derivative Financial Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. E*TRADE Bank has 81% and 79% of our interest-earning assets at December 31, 2006 and 2005, respectively, and holds 79% and 77% of our interest-bearing liabilities at December 31, 2006 and 2005, respectively. Interest-earning assets not included in the NPVE approach are brokerage receivables, a portfolio of trading securities and certain investments not held by E*TRADE Bank. Interest-bearing liabilities not currently included in the analysis consist of brokerage payables, other borrowings held by the Bank Holding Company, corporate level long-term debt and a small portion of other liabilities not held by E*TRADE Bank.

The sensitivity of NPVE at December 31, 2006 and 2005 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE
	December 31,				Board Limit
	2006		2005
Parallel Change in Interest Rates (bps)	Amount	Percentage	Amount	Percentage
+300	$(52,325)	(2)%	$(490,045)	(22)%	(55)%
+200	$(32,680)	(1)%	$(298,476)	(13)%	(30)%
+100	$(15,303)	(1)%	$(115,244)	(5)%	(20)%
-100	$(159,618)	(6)%	$(49,256)	(2)%	(20)%
-200	$(560,142)	(20)%	$(382,924)	(17)%	(30)%

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at December 31, 2006 was characterized as “moderate.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For investment purposes, we currently hold publicly traded equity securities, in which we had gross unrealized gains of $18.6 million as of December 31, 2006. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. See publicly traded equity securities discussion at Note 6—Available-for-Sale Mortgage-Backed and Investment Securities in Item 8. Financial Statements and Supplementary Data.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of E*TRADE Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. E*TRADE Financial Corporation’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections or evaluations of effectiveness regarding future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2006, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding management’s assessment of E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that E*TRADE Financial Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 1, 2007

To the Board of Directors and Stockholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheet of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statement of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia
March 1, 2007

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Operating interest income	$2,774,679	$1,650,264	$1,145,597
Operating interest expense	(1,374,647)	(779,164)	(510,455)

Net operating interest income	1,400,032	871,100	635,142
Provision for loan losses	(44,970)	(54,016)	(38,121)

Net operating interest income after provision for loan losses	1,355,062	817,084	597,021

Commission	625,265	458,834	431,638
Service charges and fees	137,441	135,314	97,575
Principal transactions	110,235	99,336	126,893
Gain on sales of loans and securities, net	55,986	98,858	140,718
Other revenue	136,332	94,419	89,077

Total non-interest income	1,065,259	886,761	885,901

Total net revenue	2,420,321	1,703,845	1,482,922

Expense excluding interest:
Compensation and benefits	469,202	380,803	350,440
Clearing and servicing	253,040	189,736	162,354
Advertising and market development	119,782	105,935	62,155
Communications	110,346	82,485	69,674
Professional services	96,947	77,416	69,014
Depreciation and amortization	73,845	74,981	77,892
Occupancy and equipment	85,568	69,089	69,572
Amortization of other intangibles	46,220	43,765	19,443
Facility restructuring and other exit activities	28,537	(30,017)	15,688
Other	136,042	59,860	90,891

Total expense excluding interest	1,419,529	1,054,053	987,123

Income before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change	1,000,792	649,792	495,799

Other income (expense):
Corporate interest income	8,433	11,043	6,692
Corporate interest expense	(152,496)	(73,956)	(47,525)
Gain on sales and impairment of investments	70,796	83,144	128,111
Loss on early extinguishment of debt	(1,179)	—	(22,972)
Equity in income of investments and venture funds	2,451	6,103	4,382

Total other income (expense)	(71,995)	26,334	68,688

Income before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	928,797	676,126	564,487
Income tax expense	301,983	229,823	181,764
Minority interest in subsidiaries	—	65	893

Net income from continuing operations	626,814	446,238	381,830

Discontinued operations, net of tax:
Loss from discontinued operations	(721)	(21,495)	(32,755)
Gain on disposal of discontinued operations	2,766	4,023	31,408

Gain (loss) from discontinued operations, net of tax	2,045	(17,472)	(1,347)
Cumulative effect of accounting change, net of tax	—	1,646	—

Net income	$628,859	$430,412	$380,483

Basic earnings per share from continuing operations	$1.49	$1.20	$1.04
Basic earnings (loss) per share from discontinued operations	0.00	(0.04)	(0.00)
Basic earnings per share from cumulative effect of accounting change	—	0.00	—

Basic net earnings per share	$1.49	$1.16	$1.04

Diluted earnings per share from continuing operations	$1.44	$1.16	$0.99
Diluted earnings (loss) per share from discontinued operations	0.00	(0.04)	(0.00)
Diluted earnings per share from cumulative effect of accounting change	—	0.00	—

Diluted net earnings per share	$1.44	$1.12	$0.99

Shares used in computation of per share data:
Basic	421,127	371,468	366,586
Diluted	436,357	384,630	405,389

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31,
	2006	2005
ASSETS
Cash and equivalents	$1,212,234	$844,188
Cash and investments required to be segregated under Federal or other regulations	281,622	610,174
Trading securities	178,600	146,657
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $11,087,961 and $11,792,684 at December 31, 2006 and 2005, respectively)	13,921,983	12,763,438
Loans held-for-sale	283,496	87,371
Brokerage receivables, net	7,636,352	7,174,175
Loans receivable, net (net of allowance for loan losses of $67,628 and $63,286 at December 31, 2006 and 2005, respectively)	26,372,697	19,424,895
Property and equipment, net	318,389	299,256
Goodwill	2,072,920	2,003,456
Other intangibles, net	471,933	532,108
Other assets	989,077	681,968

Total assets	$53,739,303	$44,567,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$24,071,012	$15,948,015
Securities sold under agreements to repurchase	9,792,422	11,101,542
Brokerage payables	7,824,704	7,342,208
Other borrowings	5,323,962	4,206,996
Senior notes	1,401,592	1,401,947
Mandatory convertible notes	440,577	435,589
Convertible subordinated notes	—	185,165
Accounts payable, accrued and other liabilities	688,664	546,664

Total liabilities	49,542,933	41,168,126

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 426,304,136 and 416,582,164 at December 31, 2006 and 2005, respectively	4,263	4,166
Additional paid-in capital (“APIC”)	3,184,290	2,990,676
Retained earnings	1,209,289	580,430
Accumulated other comprehensive loss	(201,472)	(175,712)

Total shareholders’ equity	4,196,370	3,399,560

Total liabilities and shareholders’ equity	$53,739,303	$44,567,686

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$628,859	$430,412	$380,483
Other comprehensive loss
Available-for-sale securities:
Unrealized gains, net	172	12,946	71,488
Less impact of realized gains (transferred out of accumulated other comprehensive income) and included in net income, net	(80,387)	(77,858)	(127,236)

Net change from available-for-sale securities	(80,215)	(64,912)	(55,748)

Cash flow hedging instruments:
Unrealized gains (losses), net	36,409	7,032	(51,137)
Amortization of losses into operating interest expense related to de-designated cash flow hedges deferred in accumulated other comprehensive income, net	6,578	40,155	56,873

Net change from cash flow hedging instruments	42,987	47,187	5,736

Foreign currency translation gains (losses)	11,468	(16,788)	(1,210)

Other comprehensive loss	(25,760)	(34,513)	(51,222)

Comprehensive income	$603,099	$395,899	$329,261

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	1,386	$14	366,636	$3,666	$2,235,056	$(230,465)	$(89,977)	$1,918,294
Net income	—	—	—	—	—	380,483	—	380,483
Other comprehensive loss	—	—	—	—	—	—	(51,222)	(51,222)
Exercise of stock options and purchase plans, including tax benefit	—	—	6,757	68	57,686	—	—	57,754
Employee stock purchase plan	—	—	1,443	14	8,640	—	—	8,654
Repurchases of common stock	—	—	(13,664)	(137)	(175,639)	—	—	(175,776)
Issuance of restricted stock	—	—	908	9	91	—	—	100
Cancellation of restricted stock	—	—	(113)	(1)	1	—	—	—
Shares issued upon debt conversion	—	—	7,438	74	79,889	—	—	79,963
Amortization of deferred stock compensation, net of cancellations and retirements	—	—	(25)	—	4,329	—	—	4,329
Conversion of Exchangeable Shares to common stock	(83)	(1)	83	1	—	—	—	—
Other	—	—	161	2	5,621	—	—	5,623

Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,215,674	$150,018	$(141,199)	$2,228,202
Net income	—	—	—	—	—	430,412	—	430,412
Cumulative effect of accounting change	—	—	—	—	(2,777)	—	—	(2,777)
Other comprehensive loss	—	—	—	—	—	—	(34,513)	(34,513)
Exercise of stock options and purchase plans, including tax benefit	—	—	7,779	78	77,657	—	—	77,735
Issuance of common stock upon exercise of forward contract	—	—	—	—	14,479	—	—	14,479
Employee stock purchase plan	—	—	902	9	8,377	—	—	8,386
Repurchases of common stock	—	—	(4,548)	(45)	(58,170)	—	—	(58,215)
Issuance of common stock upon acquisition	—	—	1,632	17	26,634	—	—	26,651
Issuance of common stock BrownCo Financing	—	—	39,722	397	691,385	—	—	691,782
Issuance of restricted stock	—	—	830	8	(8)	—	—	—
Cancellation of restricted stock	—	—	(516)	(5)	5	—	—	—
Amortization of deferred stock compensation prior to adoptions of SFAS No. 123(R), net of cancellations and retirements	—	—	(46)	(1)	1,265	—	—	1,264
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	16,276	—	—	16,276
Conversion of Exchangeable Shares to common stock	(1,303)	(13)	1,303	13	—	—	—	—
Other	—	—	(100)	(1)	(121)	—	—	(122)

Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY—(Continued)

(In thousands)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	—	—	628,859	—	628,859
Other comprehensive loss	—	—	—	—	—	—	(25,760)	(25,760)
Exercise of stock options and purchase plans, including tax benefit	—	—	5,931	60	82,824	—	—	82,884
Issuance of common stock upon conversion of 6% convertible debt	—	—	7,772	78	183,333	—	—	183,411
Issuance of common stock upon acquisition	—	—	847	8	19,742	—	—	19,750
Repurchases of common stock	—	—	(5,267)	(53)	(122,548)	—	—	(122,601)
Issuance of restricted stock	—	—	640	6	(6)	—	—	—
Cancellation of restricted stock	—	—	(103)	(1)	1	—	—	—
Retirement of restricted stock to pay taxes	—	—	(98)	(1)	(2,364)	—	—	(2,365)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	32,584	—	—	32,584
Other	—	—	—	—	48	—	—	48

Balance, December 31, 2006	—	$—	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,859	$430,412	$380,483
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	(1,646)	—
Provision for loan losses	44,970	54,016	38,121
Depreciation and amortization (including discount amortization and accretion)	286,841	362,965	398,297
Gain on sales and impairment of investments	(125,953)	(174,798)	(257,465)
Loss (gain) on disposition of assets	—	1,342	(57,451)
Gain on sale of Consumer Finance Corporation	—	(46,099)	—
Minority interest in subsidiaries and equity in income of investments and venture funds	(2,451)	(6,289)	(4,469)
Non-cash facility restructuring costs and other exit activities	20,712	6,528	15,029
Stock-based compensation	32,635	18,253	4,654
Tax benefit from tax deductions in excess of compensation expense	(30,166)	(24,530)	(22,441)
Other	11,650	(8,474)	11,503
Net effect of changes in assets and liabilities:
Decrease in cash and investments required to be segregated under Federal or other regulations	356,394	518,021	936,492
Increase in brokerage receivables	(430,401)	(953,391)	(713,656)
Increase (decrease) in brokerage payables	441,784	339,132	(117,567)
Proceeds from sales, repayments and maturities of loans held-for-sale	1,506,896	7,182,775	6,857,431
Purchases of loans held-for-sale	(1,836,108)	(3,717,745)	(6,063,974)
Proceeds from sales, repayments and maturities of trading securities	1,943,977	3,779,503	9,354,027
Purchases of trading securities	(1,978,828)	(6,751,698)	(9,122,071)
Increase in other assets	(168,365)	(37,878)	(94,199)
Increase (decrease) in accounts payable, accrued and other liabilities	194,957	(108,610)	63,786
Facility restructuring liabilities	(16,325)	(5,053)	(11,564)

Net cash provided by operating activities	881,078	856,736	1,594,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale mortgage-backed and investment securities	(15,416,233)	(14,320,762)	(20,733,706)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	14,181,506	14,059,538	18,014,996
Net increase in loans receivable	(6,969,132)	(7,887,040)	(3,487,941)
Purchases of property and equipment	(109,493)	(79,014)	(108,887)
Proceeds from sale of property and equipment	—	—	5,957
Cash used in business acquisitions, net(1)(2)	(806)	(2,218,932)	(19,025)
Net cash flow from derivatives hedging assets	(64,600)	(34,696)	(33,354)
Proceeds from sales of discontinued businesses	3,470	56,902	106,868
Other	(46,744)	19,376	1,613

Net cash used in investing activities	$(8,422,032)	$(10,404,628)	$(6,253,479)

(1)	In 2006, cash used in business acquisitions was related to the BrownCo purchase price true-up based on the final acquisition balance sheet and acquisition of RAA.
(2)	In 2006, we acquired a small thrift for $2.1 million. Along with the acquisition we received $17.8 million in cash and cash equivalents.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$8,095,971	$3,668,914	$(202,544)
Advances from other long-term borrowings	5,978,100	19,638,000	7,064,500
Payments on advances from other long-term borrowings	(4,969,100)	(17,267,000)	(6,472,753)
Net increase (decrease) in securities sold under agreements to repurchase	(1,317,025)	1,181,832	4,603,641
Net increase (decrease) in other borrowed funds	26,469	(12,151)	(64,215)
Payments for redemption of convertible notes	(1,754)	—	(428,902)
Proceeds from issuance of senior notes	—	992,064	394,000
Proceeds from issuance of mandatory convertible notes	—	436,500	—
Proceeds from issuance of common stock from employee stock transactions	52,718	61,351	43,974
Proceeds from issuance of common stock upon acquisitions	—	691,783	—
Tax benefit from tax deductions in excess of compensation expense recognition	30,166	24,530	22,441
Repurchases of common stock	(122,601)	(58,215)	(175,776)
Proceeds from issuance of subordinated debentures and trust preferred securities	79,900	50,000	75,630
Payments on trust preferred securities	—	—	(23,375)
Net cash flow from derivative hedging liabilities	56,156	45,056	(159,591)
Other	—	(490)	25

Net cash provided by financing activities	7,909,000	9,452,174	4,677,055

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	368,046	(95,718)	18,542
CASH AND EQUIVALENTS, Beginning of period	844,188	939,906	921,364

CASH AND EQUIVALENTS, End of period	$1,212,234	$844,188	$939,906

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,348,636	$723,718	$437,714
Cash paid for income taxes	$151,851	$206,494	$101,309
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$56,476	$50,191	$47,080
Reclassification of loans held-for-sale to loans held-for-investment	$202,269	$178,347	$—
Issuance of common stock to retire debentures	$183,411	$—	$79,963

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION,	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to consumers under the brand “E*TRADE Financial.” The Company offers investing, trading, banking and lending products and services to its retail and institutional customers.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of FASB interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”).

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 3—Discontinued Operations, the operations of certain businesses have been accounted for as discontinued operations in accordance with the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

New Income Statement Reporting Format—During the year ended December 31, 2006, the Company modified the format of our consolidated income statement to a format that we believe provides a clearer picture of our financial performance and is more consistent with the common presentation found in the financial services industry. We re-ordered the revenue section by placing net operating interest income, which we previously referred to as net interest income, first, and non-interest income second. In addition, we updated our expense presentation to eliminate the remaining bank/brokerage lines. In conjunction with this change, we created a new expense category, “Clearing and servicing.” This new category includes trade clearing-related expense, previously included in “Commissions, clearance and floor brokerage” and most expenses previously included in “Servicing and other banking expenses.” We also consolidated “Fair value adjustments of financial derivatives” into the “Other” expense category. Information related to fair value adjustments of financial derivatives is detailed in Note 9—Accounting for Derivative Financial Instruments and Hedging Activities to the consolidated financial statements.

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

Similarly, we report gain on sales and impairment of investments separately from gain on sales of loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain on sales of loans and securities, net are the result of activities in our operations, namely our lending and balance sheet management businesses. Gain on sales and impairment of investments relates primarily to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

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

Use of Estimates—The financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses and uncollectible margin receivables; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rates; deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Cash and equivalents included $4.9 million and $7.1 million at December 31, 2006 and 2005, respectively, of overnight cash deposits that the Company is required to maintain with the Federal Reserve Bank.

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

Trading Securities—Certain trading securities and financial derivative instruments, that are not designated for hedge accounting, are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value based on quoted market prices. Realized and unrealized gains and losses on securities classified as trading held by the Bank are included in the gain on sales of loans and securities, net line item and are derived using the specific identification cost method. Realized and unrealized gains and losses on trading securities held by broker-dealers are recorded in the principal transactions line item and are also derived by the specific identification method.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2006 or 2005.

Available-for-sale securities consist of mortgage-backed securities, asset-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, investment in FHLB stock, retained interests from securitizations and other debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices, when available. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the life of the security. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain on sales of loans and securities, net; other amounts relating to corporate investments are included in gain on sales and impairment of investments. Interest earned is included in interest income for banking operations or corporate interest income for corporate investments.

The Company regularly analyzes certain available-for-sale investments for other-than-temporary impairment when the fair value of the investment is lower than its book value. The Company’s methodology for determining impairment involves projecting cash flows relating to each investment and using assumptions as to future prepayment speeds, losses and loss severities over the life of the underlying collateral pool. Assumptions about future performance are derived from actual performance to date and the Company’s view on how the collateral will perform in the future. In projecting future performance, the Company incorporates the views of industry analysts, rating agencies and the management of the issuer, along with its own independent analysis of the issuer of the securities, the servicer, the economy and the relevant sector as a whole. If the Company determines impairment is other-than-temporary, it reduces the recorded book value of the investment by the amount of the impairment and recognizes a realized loss on the investment. The Company does not, however, adjust the recorded book value for declines in fair value that it believes are temporary. Management continues to monitor and evaluate these securities closely for impairment that is other-than-temporary.

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in the gain on sales of loans and securities, net line item in the consolidated statement of income.

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in the exchange in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred is allocated between the assets sold in these transactions and the retained beneficial interests, based on their relative fair values at the date of the transfer. The Company records gains or losses for the difference between the allocated carrying amount of the assets sold and the net cash proceeds received. These gains or losses are recorded in the gain on sales of loans and securities, net line item in the consolidated statement of income. Fair value is determined based on quoted market prices, if available. Generally, quoted market prices are not available for beneficial interests; therefore, the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. Key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates. Retained beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20 and are included in the available-for-sale mortgage-backed and investment securities in the consolidated balance sheet.

Loans Held-for-Sale—Loans held-for-sale consist of mortgages acquired and loans originated by the Company that are intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of gain (loss) on sales of loans held-for-sale and are not accreted or amortized.

Brokerage Receivables, Net and Payables—Brokerage receivables, net represent credit extended to customers to finance their purchases of securities by borrowing against securities they currently own, as well as commission receivables from customers upon settlement of their trades. Receivables from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Brokerage receivables are recorded net of allowance for doubtful accounts. Securities owned by customers and non-customers are held as collateral for amounts due on brokerage receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. Receivables from brokers, dealers and clearing organizations result from the Company’s stock borrowing activities.

Brokerage payables include payables to customers, non-customers, brokers, dealers and clearing organizations. Brokerage payables to customers and non-customers represent credit balances in customer accounts arising from deposits of funds and sales of securities, also referred to as free credit balances, and other funds pending completion of securities transactions. The Company pays interest on certain free credit balances. Payables to brokers, dealers and clearing organizations also result from the Company’s stock lending activities.

Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received, which are included in brokerage receivables, net and brokerage payables, respectively, on the consolidated balance sheet. Deposits paid for securities borrowed transactions require the Company to deposit cash with the counterparty. This cash is included in cash and investments required to be segregated under federal or other regulations. With respect to deposits received for securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of the securities loaned. Interest income and interest expense are recorded on an accrual basis. The Company monitors the market value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded, as necessary.

Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. Real estate loans are generally charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at the time of repossession. HELOCs are charged-off when the loan becomes 180 days past due. Consumer loans are charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral when the loan becomes 120 days past due.

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

Servicing Rights—Servicing assets are recognized when the Company sells a loan and retains the related servicing rights. The servicing rights are initially recorded at their allocated cost basis based on the relative fair value of the loan sold and the servicing rights are retained at the date of the sale in accordance with SFAS No. 140. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum over its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in service charges and fees in the consolidated statement of income. Servicing assets are included in the other assets line item in the consolidated balance sheet.

Real Estate Owned and Repossessed Assets—Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as REO and repossessed assets, are recorded at fair value, less estimated selling costs at acquisition.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority plus amounts accrued for expected tax deficiencies (including both tax and interest). Accruals for expected tax deficiencies are recorded in accordance with SFAS No. 5, Accounting for Contingencies, when management determines that a tax deficiency is both probable and reasonably estimable.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase similar securities, also known as repurchase agreements, are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase Agreements are treated as financings for financial statement purposes and the obligations to repurchase securities sold are reflected as such in the consolidated balance sheet.

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

•	The obligation settlement amount is not based on a fixed monetary amount known at inception;

•	The stock purchase commitment is based on the fair value of the issuer’s equity shares;

•	The Company could not be required to net cash settle the stock purchase contract;

•	The Company has sufficient authorized and unissued shares available to settle the stock purchase contract; and

•	There is an explicit limit on the number of shares of common stock required to be delivered under the stock purchase contract.

Based on the Company’s review of the above criterion and other relevant technical requirements, the stock purchase contracts are included in equity.

Foreign Currency Translation—Assets and liabilities of consolidated subsidiaries outside of the United States are translated into U.S. dollars, the functional currency of the Company, using the exchange rate in effect at each period end. Revenues and expenses are translated at the average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in AOCI as the functional currency of our subsidiaries is their local currency.

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

Share-Based Payments—Effective July 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, using the modified prospective application method to account for its share-based compensation plans. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which the Company has elected to adopt. This allows the Company to use the alternative transition method provided for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).

Under this transition method, compensation cost in 2006 and 2005 includes the portion of options and awards vesting in the period for (1) all share-based payments granted prior to but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and (2) all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for options granted prior to July 1, 2005 is recognized on an accelerated amortization method over the vesting period of the options using an estimated forfeiture rate. Compensation cost for options granted on or after July 1, 2005 is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.

Upon adoption, the Company began expensing options as compensation and benefits with a one-time pre-tax credit of $2.8 million in cumulative effect of accounting change related to estimated forfeitures on restricted stock awards. Results for prior periods have not been restated. Prior to July 1, 2005, the Company accounted for its employee stock options and awards under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, did not record compensation costs for option grants to employees if the exercise price equaled the fair market value on the grant date. Additionally, for restricted stock awards, compensation was recorded on a straight-line basis over the vesting period of the awards with forfeitures recorded as they occurred.

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in periods prior to July 1, 2005 (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$430,412	$380,483
Add back: Stock-based employee compensation expense, net of tax included in reported net income, net of tax	11,356	3,081
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(18,733)	(22,640)

Pro forma net income	$423,035	$360,924

Income per share:
Basic—as reported	$1.16	$1.04

Basic—pro forma	$1.14	$0.98

Diluted—as reported	$1.12	$0.99

Diluted—pro forma	$1.10	$0.94

The underlying assumptions to these fair value calculations are discussed in Note 22—Employee Share-Based Payments and Other Benefits.

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

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The mandatory convertible notes, as discussed in Note 17–Corporate Debt, will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, Earning per Share. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement.

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

Each derivative is recorded on the balance sheet at fair value as a freestanding asset or liability. Financial derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges under SFAS No. 133, as amended. Financial derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. The Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet with the net difference, or hedge ineffectiveness, reported as fair value adjustments of financial derivatives in other expense excluding interest in the consolidated statement of income. Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset or liability. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments no longer designated in an accounting hedge relationship are recorded in gain on sales of loans and securities, net, in the consolidated statement of income. The accumulated adjustment of the carrying amount of the hedged interest-earning asset or liability is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheet, with the effective portion of the change in fair value of the financial derivative recorded in AOCI, net of tax in the consolidated balance sheet. Amounts are then included in interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in other expense excluding interest in the consolidated statement of income. If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain on sales of loans and securities, net in the consolidated statement of income. Derivative gains and losses that are not held as accounting hedges are recognized as gain on sales of loans and securities, net in the consolidated statement of income as these derivatives do not qualify for hedge accounting under SFAS No. 133, as amended. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported in the gain on sales of loans and securities, net line item in the consolidated statement of income.

Revenue Recognition

Operating Interest Income—Operating interest income is recognized as earned on interest-earning assets, customer margin receivable balances, stock borrow balances, cash required to be segregated under regulatory guidelines and fees on customer assets invested in money market funds. Operating interest income includes the effect of hedges on interest-earning assets.

Operating Interest Expense—Operating interest expense is recognized as incurred on interest-bearing liabilities, customer credit balances, interest paid to banks and interest paid to other broker-dealers through a subsidiary’s stock loan program. Operating interest expense includes the effect of hedges on interest-bearing liabilities.

Commission—The Company derives commission revenue from its retail and institutional customers. Commission revenue from securities transactions are recognized on a trade date basis. The Company receives commissions for providing certain institutional customers with market research and other information, which is a common industry practice. This type of commission revenue contributed less than 10% of the Company’s net revenues for all periods presented. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $5.2 million were deferred and costs of $16.6 million were accrued at December 31, 2006 and payments of $6.0 million were deferred and costs of $19.4 million were accrued at December 31, 2005.

Service Charges and Fees—Service charges and fees consist of account maintenance fees, servicing fee income and other customer service fees. Account maintenance fees are charged to the customer either quarterly or annually and are accrued as earned.

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

Gain on sales of loans and securities, net includes gains or losses resulting from sales of loans purchased for resale; the sale or impairment of available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133, as amended. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

Other Revenue—Other revenue consists of stock plan administration services, payments for order flow from third party market makers and foreign exchange margin revenue. Stock plan administration services are recognized in accordance with applicable accounting guidance, including SOP 97-2, Software Revenue Recognition. Payments for order flow revenues are accrued in the same period in which the related securities transactions are completed or related services are rendered.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

SFAS No. 155—Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, as amended, and SFAS No. 140. This statement establishes, among other things, the accounting for certain derivatives embedded in other financial instruments, which are referred to as hybrid financial instruments. The statement simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. The statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company will adopt this statement on January 1, 2007 and the impact is not expected to be material to the Company’s financial condition, results of operations or cash flows.

SFAS No. 156—Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. An entity that uses derivative instruments to mitigate the risk inherent in servicing assets and liabilities may carry servicing assets and liabilities at fair value. The statement is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The Company will adopt this statement on January 1, 2007 and the impact is not expected to be material to the Company’s financial condition, results of operations or cash flows.

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

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007 or January 1, 2008 for the Company. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations or cash flows.

FIN No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”) which will become effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have not yet completed our analysis of the impact that FIN 48 will have on the Company.

Staff Accounting Bulletin (“SAB”) No. 108—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This bulletin states that a company should evaluate the impact of all misstatements under both the “rollover” and “iron curtain” methods. The statement is effective at the beginning of an entity’s first fiscal year ending after November 15, 2006, or December 31, 2006 for the Company. The adoption of this bulletin did not have a material impact to the Company’s financial condition, results of operations or cash flows.

NOTE 2—BUSINESS	COMBINATIONS

Over the past three years, the Company completed several business combinations and asset acquisitions which were all accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. For certain acquisitions, the consolidated financial statements reflect preliminary allocations of purchase price, as appraisals of the net assets acquired have not been finalized. The Company does not expect changes in the preliminary allocations from the finalization of these appraisals to be material to its consolidated statement of income. The results of operations of each are included in the Company’s consolidated statement of income from the date of each acquisition.

2006 Acquisitions

Retirement Advisors of America

On August 1, 2006, the Company completed its acquisition of RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets. We believe this acquisition strengthens our regional advisor business, which delivers localized wealth management services and advice to retail clients with a minimum of $250,000 in assets. The aggregate purchase price of approximately $24.9 million included $19.8 million, or 0.8 million shares, in common stock issued and $5.1 million in cash. At acquisition, the purchase price included approximately $0.1 million in net assets acquired, $9.5 million in customer list and other intangibles and $1.6 million held in escrow, with the remaining $13.7 million recorded as goodwill. As of December 31, 2006, approximately $1.3 million of the purchase price remained in escrow. The intangible assets will be amortized over approximately 18 years on an accelerated basis.

2005 Acquisitions

Consistent with our strategy to grow through both strategic acquisitions and organic growth, we completed four acquisitions in 2005.

BrownCo

On November 30, 2005, the Company completed its acquisition of BrownCo, an online discount brokerage business with approximately 186,000 customer accounts, from JP Morgan Chase & Co. for an aggregate purchase price of approximately $1,629.7 million in cash including $691.8 million, or 39.7 million shares, in common stock issued. At acquisition, the purchase price included approximately $306.6 million in net assets acquired, $269.7 million in customer list and noncompete intangibles, $9.0 million in contracts and employee termination liabilities, with the remaining $1,062.4 million recorded as goodwill. Regulatory capital of $294.5 million was included in the purchase price. The intangible assets will be amortized over approximately 21 years on an accelerated basis.

Harrisdirect

On October 6, 2005, the Company completed its acquisition of Harrisdirect, a U.S.-based online discount brokerage business with approximately 425,000 customer accounts, from BMO Financial Group for an aggregate purchase price of approximately $709.0 million in cash. At acquisition, the purchase price included approximately $22.3 million in net assets acquired, $156.4 million in customer list and noncompete intangibles, $11.1 million in contract and employee termination liabilities, with the remaining $541.4 million recorded as goodwill. Regulatory capital of $16.0 million was included in the purchase price. The intangible assets will be amortized over approximately 19 years on an accelerated basis.

Wealth Management Advisors

The Company acquired Kobren on November 2, 2005 and Howard Capital on January 1, 2005. Both companies are registered investment advisory firms. At acquisition, the companies combined had over $1.5 billion in assets under management. The Company recorded $24.6 million of intangible assets and $7.6 million of goodwill related to the acquisitions. The intangible assets will be amortized over approximately 20 years on an accelerated basis. In accordance with the terms of the acquisitions, the Company may pay additional cash and stock if certain revenue and earnings targets are met. The Company estimates it will pay an additional $33.0 million related to these milestones, based on the most current projections.

2004 Acquisitions

Active Accounts

In keeping with our strategy to grow through both strategic acquisitions and organic growth, in October 2004 the Company acquired certain active accounts from a brokerage company. At acquisition, the Company paid $17.0 million in cash and recorded an intangible asset of $17.0 million which will be amortized over approximately 10 years on an accelerated basis.

NOTE 3—DISCONTINUED OPERATIONS

In 2006, the Company completed the sale of E*TRADE Professional Trading, LLC. In 2005, the Company sold its Consumer Finance Corporation and exited the institutional proprietary trading business conducted by E*TRADE Professional Securities, LLC. In 2004, the Company completed the sale of substantially all of the assets and liabilities of E*TRADE Access, the company that previously owned its ATM network. All of these transactions, except Consumer Finance Corporation’s servicing operations, were accounted for as discontinued operations as of December 31, 2006, 2005 and 2004.

Below is a table summarizing the gains (losses), net of taxes, resulting from the sale and closure of discontinued operations (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
E*TRADE Professional(1)	$2,593	$(2,421)	$—
Consumer Finance Corporation-origination business(2)(3)	173	6,444	—
E*TRADE Access(2)	—	—	31,408

Gain, net of tax, on disposal of discontinued operations	$2,766	$4,023	$31,408

(1)

The sale of E*TRADE Professional Trading, LLC and the exit of the institutional proprietary trading business conducted by E*TRADE Professional Securities, LLC were included in the results of the institutional segment.

(2)	The sales of Consumer Finance Corporation and E*TRADE Access were included in the results of the retail segment.
(3)	The gain on the servicing business, which was not accounted for as a discontinued operation, is recorded in facility restructuring and other exit activities.

E*TRADE Professional Securities, LLC and E*TRADE Professional Trading, LLC

In May 2005, the Company closed E*TRADE Professional Securities, LLC, a unit that conducted proprietary trading operations. This closure resulted in a $2.4 million loss, net of tax, on disposal of discontinued operations, which included employee terminations, facility closure and impairment of goodwill and other intangibles. In December 2005, the Company decided to sell its professional agency business, E*TRADE Professional Trading, LLC. The Company executed and settled this transaction during the year ended December 31, 2006 and recorded approximately $2.6 million in gain, net of tax, on the sale.

The Company does not have significant continuing involvement in the operations of either its proprietary trading or its professional agency businesses and does not continue any significant revenue-producing or cost-generating activities of these businesses. Therefore, the Company’s results of operations, net of income taxes, include these businesses as discontinued operations on the Company’s consolidated statement of income for all periods presented.

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Net revenue	$5,526	$21,408	$50,962

Loss from discontinued operations	$(1,181)	$(11,103)	$(13,851)
Income tax benefit	(460)	(3,784)	(4,499)

Loss from discontinued operations, net of tax	$(721)	$(7,319)	$(9,352)

Consumer Finance Corporation

In October 2005, the Company completed the sale of the servicing and origination businesses of Consumer Finance Corporation. The exit of the servicing business did not qualify as a discontinued operation; however, the origination business did qualify as a discontinued operation. The sale resulted in a pre-tax gain of $46.1 million upon close, $35.5 million relating to the servicing business and $10.6 million ($6.4 million, net of tax), relating to the origination business. In September 2006, the Company finalized certain post sale contingencies with the purchaser which resulted in a $0.2 million gain, net of tax.

The Company has not had significant continuing involvement in the operations of the servicing business but continues to have significant cost-generating activities in the form of a servicing agreement. As such, the servicing business does not qualify as a discontinued operation. The Company does not have significant continuing involvement in the operations of the origination business and does not continue any significant revenue-producing or cost-generating activities of the origination business. Therefore, the results of operations, net of income taxes, of this origination business are presented as discontinued operations on the Company’s consolidated statement of income for all periods presented.

The following table summarizes the results of discontinued operations for the origination business (dollars in thousands):

	Year Ended December 31,
	2005	2004
Net loss	$(7,750)	$(5,898)

Loss from discontinued operations	$(22,959)	$(36,630)
Income tax benefit	(8,783)	(15,082)

Loss from discontinued operations, net of tax	$(14,176)	$(21,548)

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

The sale resulted in a $57.5 million pre-tax gain ($31.4 million, net of tax). As part of the sales agreement, Cardtronics assumed substantially all of the liabilities of E*TRADE Access. The Company has reflected E*TRADE Access’ results of operations, financial position and cash flows as discontinued operations in the consolidated financial statement for all periods presented.

The following table summarizes the results of discontinued operations of the ATM business (dollars in thousands):

Year Ended December 31, 2004
Net revenue	$20,029

Loss from discontinued operations	$(3,085)
Income tax benefit	(1,230)

Loss from discontinued operations, net of tax	$(1,855)

NOTE 4—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

The Company periodically evaluates and adjusts its estimated costs associated with its restructuring plans and other exit activities. Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
2003 Restructuring Plan	$(963)	$2,002	$1,857
2001 Restructuring Plan	(367)	1,096	(800)
Exit of Consumer Finance Corporation—servicing business	—	(35,496)	—
Israel exit activities	—	—	14,500
Other exit activities	29,867	2,381	131

Total facility restructuring and other exit activities	$28,537	$(30,017)	$15,688

Exit of Consumer Finance Business

On October 31, 2005, the Company’s retail segment completed the sale of the servicing and origination businesses of Consumer Finance Corporation to GE Capital resulting in a pre-tax gain of $46.1 million. The pre-tax gain from the servicing business of $35.5 million is reflected in other exit activity as the servicing business was not deemed to be a discontinued operation. (See Note 3—Discontinued Operations for additional information).

Israel Exit Activity

The Company terminated the trademark and technology license of an Israeli-based company in 2002 due to failure to perform obligations and commenced arbitration proceedings. The Israeli company counterclaimed for wrongful termination. During 2004, an arbitration tribunal in London decided against the Company and as a result, the Company recognized $14.5 million in exit activities for 2004.

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

The other charges related to the exit or write-off of unprofitable product lines and the early termination of certain contracts, such as the revenue sharing agreements associated with 43 E*TRADE Zones located in Target stores. These unprofitable product lines consisted of our Stock Basket product offered to customers and our online advisory service, eAdvisor, a joint initiative with Enlight Holdings, LLC. The Company terminated its revenue sharing agreements associated with its Zones in Target stores to focus on other methods of reaching its current and potential customers.

In 2004, the Company completed its exit of the Enlight Holdings, LLC product offering resulting in adjustments to estimated costs associated with its exit. In 2006 and 2005, the Company made additional adjustments to previously estimated costs associated with the consolidation of facilities in California. The rollforward of the 2003 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Other	Total
Total 2003 Restructuring Reserve, originally recorded in 2003:	$55,010	$57,960	$112,970
Activity through December 31, 2004:
Adjustment and additional charges	2,458	(601)	1,857
Cash payments	(16,446)	(18,618)	(35,064)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2004	21,768	371	22,139
Activity for the year ended December 31, 2005:
Adjustment and additional charges	2,042	(40)	2,002
Cash payments	(5,093)	(331)	(5,424)

Restructuring liabilities at December 31, 2005	18,717	—	18,717
Activity for the year ended December 31, 2006:
Adjustment and additional charges	(963)	—	(963)
Cash payments	(4,832)	—	(4,832)

Total facility restructuring liabilities at December 31, 2006	$12,922	$—	$12,922

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. The restructuring was designed to consolidate certain facilities, bring together key decision-makers and streamline operations. The original 2001 restructuring charge related to facility consolidation represents the undiscounted value of ongoing lease commitments, offset by anticipated third-party sublease revenues, the write-off of capitalized software, hardware and other fixed assets and other costs. Subsequent to 2001, the Company recognized additional facility consolidation adjustments, as a result of updated estimates of sublease income and sublease start dates, driven by economic circumstances. The rollforward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 Restructuring Reserve, originally recorded in 2001:	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2004:
Adjustment and additional charges	21,404	2,072	3,499	26,975
Cash payments	(98,370)	(67)	(19,287)	(117,724)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2004	10,240	660	166	11,066
Activity for the year ended December 31, 2005:
Adjustment and additional charges	543	(220)	773	1,096
Cash payments	(3,328)	(440)	(147)	(3,915)

Restructuring liabilities at December 31, 2005	7,455	—	792	8,247
Activity for the year ended December 31, 2006:
Adjustment and additional charges	(732)	—	365	(367)
Cash payments	(2,030)	—	(1,073)	(3,103)

Total facility restructuring liabilities at December 31, 2006	$4,693	$—	$84	$4,777

Other Exit Activities

Toward the end of the second quarter of 2006, the Company decided to relocate certain functions out of the state of California. As a result, the Company incurred costs of $29.2 million for the year ended December 31, 2006 related to severance costs for employees impacted by the facility closings and costs for exiting those facilities. Additionally, for the year ended December 31, 2006, other exit activities included severance costs associated with the outsourcing of certain clearing operations and costs related to the relocation of certain accounting functions. The total charge for this exit activity is expected to be between $30.0 million and $35.0 million, all of which will be recorded in the retail segment.

For the year ended December 31, 2005, other exit activities were primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by the revision of previous estimates of various exit activities. The liquidation costs primarily related to customer notification, severance and reimbursement of losses taken on sales of securities.

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities for the 2003 and 2001 Restructuring Plans and other exit activities at December 31, 2006, and their timing are as follows (dollars in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
Years ending December 31,		Contracted	Estimate
2007	$16,339	$(2,559)	$(938)	$(1,099)	$11,743
2008	10,822	(1,982)	(2,698)	(600)	5,542
2009	9,564	(1,441)	(2,720)	(344)	5,059
2010	6,061	(882)	(2,090)	(77)	3,012
2011	456	(385)	—	—	71
Thereafter	465	(397)	—	—	68

Total future facility consolidation obligations	$43,707	$(7,646)	$(8,446)	$(2,120)	$25,495

NOTE 5—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Operating interest income:
Loans, net	$1,364,873	$828,717	$490,550
Mortgage-backed and investment securities	764,798	531,300	451,876
Margin receivables	474,500	159,442	116,533
Other	170,508	130,805	86,638

Total operating interest income	2,774,679	1,650,264	1,145,597

Operating interest expense:
Deposits	531,217	232,312	182,680
Other borrowings	843,430	546,852	327,775

Total operating interest expense	1,374,647	779,164	510,455

Net operating interest income	$1,400,032	$871,100	$635,142

NOTE 6—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,375,444	$688	$(266,825)	$9,109,307
Collateralized mortgage obligations and other	1,127,650	296	(19,561)	1,108,385

Total mortgage-backed securities	10,503,094	984	(286,386)	10,217,692

Investment securities:
Debt securities:
Asset-backed securities	2,163,538	9,929	(11,739)	2,161,728
Municipal bonds	620,261	13,316	(830)	632,747
Corporate bonds	105,692	481	(1,655)	104,518
Other debt securities	80,623	—	(5,743)	74,880

Total debt securities	2,970,114	23,726	(19,967)	2,973,873
Publicly traded equity securities:
Preferred stock	455,801	4,905	(2,032)	458,674
Corporate investments	12,040	13,691	(1,592)	24,139
FHLB stock	244,212	—	—	244,212
Retained interests from securitizations	2,930	463	—	3,393

Total investment securities	3,685,097	42,785	(23,591)	3,704,291

Total available-for-sale securities	$14,188,191	$43,769	$(309,977)	$13,921,983

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,687,666	$—	$(260,145)	$9,427,521
Collateralized mortgage obligations and other	1,014,582	315	(19,006)	995,891

Total mortgage-backed securities	10,702,248	315	(279,151)	10,423,412

Investment securities:
Debt securities:
Asset-backed securities	1,376,315	1,811	(12,372)	1,365,754
Municipal bonds	168,682	1,884	(882)	169,684
Corporate bonds	74,931	—	(2,171)	72,760
Other debt securities	78,989	—	(5,504)	73,485

Total debt securities	1,698,917	3,695	(20,929)	1,681,683
Publicly traded equity securities:
Preferred stock	290,240	267	(2,142)	288,365
Corporate investments	53,152	94,412	(164)	147,400
FHLB stock	198,700	—	—	198,700
Retained interests from securitizations	22,444	1,434	—	23,878

Total investment securities	2,263,453	99,808	(23,235)	2,340,026

Total available-for-sale securities	$12,965,701	$100,123	$(302,386)	$12,763,438

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at December 31, 2006 are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$20,689	$21,111
Due within one to five years	22,582	22,720
Due within five to ten years	118,211	112,323
Due after ten years	13,311,726	13,035,411

Total available-for-sale debt securities	$13,473,208	$13,191,565

The Company pledged $11.1 billion and $11.8 billion at December 31, 2006 and 2005, respectively, of available-for-sale securities as collateral for federal reserves, repurchase agreements and short-term borrowings.

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,482,684	$(38,671)	$7,551,572	$(228,154)	$9,034,256	$(266,825)
Collateralized mortgage obligations and other	399,779	(2,258)	640,811	(17,303)	1,040,590	(19,561)
Debt securities:
Asset-backed securities	358,628	(2,520)	629,889	(9,219)	988,517	(11,739)
Municipal bonds	58,548	(467)	28,326	(363)	86,874	(830)
Corporate bonds	765	(23)	72,661	(1,632)	73,426	(1,655)
Other debt securities	—	—	72,750	(5,743)	72,750	(5,743)
Publicly traded equity securities:
Preferred stock	37,663	(420)	25,971	(1,612)	63,634	(2,032)
Corporate investments	8,486	(1,386)	156	(206)	8,642	(1,592)

Total temporarily impaired securities	$2,346,553	$(45,745)	$9,022,136	$(264,232)	$11,368,689	$(309,977)

December 31, 2005:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$5,914,808	$(142,245)	$3,512,713	$(117,900)	$9,427,521	$(260,145)
Collateralized mortgage obligations and other	351,565	(5,177)	546,291	(13,829)	897,856	(19,006)
Debt securities:
Asset-backed securities	412,142	(3,064)	411,595	(9,308)	823,737	(12,372)
Municipal bonds	21,006	(165)	22,775	(717)	43,781	(882)
Corporate bonds	—	—	72,760	(2,171)	72,760	(2,171)
Other debt securities	—	—	73,485	(5,504)	73,485	(5,504)
Publicly traded equity securities:
Preferred stock	86,292	(1,171)	11,759	(971)	98,051	(2,142)
Corporate investments	246	(164)	—	—	246	(164)

Total temporarily impaired securities	$6,786,059	$(151,986)	$4,651,378	$(150,400)	$11,437,437	$(302,386)

The Company does not believe that any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and are not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. During 2006, increasing market interest rates caused higher unrealized losses on our fixed-rate securities, including mortgage-backed securities. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the lender and general market conditions. Based on its evaluation, the Company recorded other-than-temporary charges of $1.5 million, $38.3 million and $14.0 million of impairment for the years ended December 31, 2006, 2005 and 2004, respectively, for its asset- and mortgage-backed securities and interest-only securities. Additionally, the Company recognized $1.3 million, $2.0 million and $4.4 million of other-than temporary impairments for the years ended December 31, 2006, 2005 and 2004, respectively, from retained beneficial interest in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation.

The detailed components of the gain on sales of loans and securities, net and gain on sales and impairment of investments line items on the consolidated statement of income are shown below.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Realized gain on sales of originated loans	12,018	54,847	82,716
Realized loss on sales of loans held-for-sale	(6,775)	(1,208)	(3,447)
Gain on sales of securities, net:
Realized gains on sales of securities	69,274	130,840	105,876
Realized losses on sales of securities	(16,688)	(89,765)	(43,885)
Realized gains on other investments	1,436	40,927	17,801
Realized losses on other investments	(806)	(8,838)	(4,459)
Losses on impairment	(1,504)	(38,343)	(13,958)
Gains (losses) on sales of trading securities	(969)	10,398	74

Total gain on sales of securities, net	50,743	45,219	61,449

Gain on sales of loans and securities, net	55,986	98,858	140,718

Gain on Sales and Impairment of Investments

Gain on sales and impairment of investments are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Realized gains on sales of publicly traded equity securities	$71,815	$82,667	$130,593
Realized losses on sales of investments and impairments	(676)	(40)	(2,137)
Gains (losses) on sales of other equity securities, net(1)	(343)	517	(345)

Gain on sales and impairment of investments	$70,796	$83,144	$128,111

(1)

Includes realized gains of $1.0 million, $2.5 million and $4.0 million and impairments on retained interests from securitizations of $1.3 million, $2.0 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2006, the gains on sales of publicly traded equity securities primarily included the sales of the Company’s holdings in International Securities Exchange and Softbank Investment Corporation of $64.2 million and $7.5 million respectively. In 2005 and 2004, these gains primarily included sales of the Company’s holdings in Softbank Investment Corporation.

NOTE 7—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	December 31,
	2006	2005
Loans held-for-sale	$283,496	$87,371

Loans receivable, net:
Real estate loans:
One- to four-family	10,870,214	7,091,664
HELOC, HEIL and other	11,809,008	8,106,820

Total real estate loans	22,679,222	15,198,484

Consumer and other loans:
Recreational vehicle	2,292,356	2,692,055
Marine	651,764	752,645
Commercial	219,008	89,098
Credit card	128,583	188,600
Automobile	77,533	235,388
Other	3,706	8,338

Total consumer and other loans	3,372,950	3,966,124

Total loans receivable	26,052,172	19,164,608
Unamortized premiums, net	388,153	323,573
Allowance for loan losses	(67,628)	(63,286)

Total loans receivable, net	26,372,697	19,424,895

Total loans, net	$26,656,193	$19,512,266

In addition to these loans, the Company had commitments to originate, buy and sell loans at December 31, 2006 (see Note 25—Commitments, Contingencies and Other Regulatory Matters).

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2006		December 31, 2005
	$ Amount	% of Total	$ Amount	% of Total
Adjustable rate loans:
Real estate	$13,431,079	51.0%	$10,972,028	57.0%
Credit card and other	347,591	1.3	277,597	1.4

Total adjustable rate loans	13,778,670	52.3	11,249,625	58.4
Fixed rate loans	12,553,307	47.7	8,002,290	41.6

Total loans	$26,331,977	100.0%	$19,251,915	100.0%

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 340 and 341 months at December 31, 2006 and 2005, respectively. Additionally, all mortgage loans outstanding at December 31, 2006 and 2005 in the held-for-investment portfolio were serviced by other companies.

The Company actively sells loans including loans that it originally purchased from third parties. A summary of these activities is presented below (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Loans sold:
Originated	$907,524	$2,728,094	$4,339,901
Purchased	590,211	1,028,747	2,395,886

Total loans sold	$1,497,735	$3,756,841	$6,735,787

Gain on sales of loans:
Originated	$12,018	$54,847	$82,716
Purchased	(6,775)	(1,208)	(3,447)

Total gain on sales of loans, net	$5,243	$53,639	$79,269

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Allowance for loan losses, beginning of period	$63,286	$47,681	$37,847
Provision for loan losses	44,970	54,016	38,121
Acquired through acquisitions	—	—	1,547
Charge-offs	(61,843)	(56,847)	(50,341)
Recoveries	21,215	18,436	20,507

Net charge-offs	(40,628)	(38,411)	(29,834)

Allowance for loan losses, end of period	$67,628	$63,286	$47,681

During 2006, the allowance for loan losses increased by $4.3 million. The allowance increased approximately $8.5 million due to growth in the real estate loan portfolio of $7.5 billion during 2006. This increase was offset by a decrease in consumer loan-related losses of $4.2 million, more specifically in the recreational vehicle and credit card loan portfolios.

The $2.2 million increase in net charge-offs in 2006 was primarily due to higher net charge-offs on the real estate loan portfolio of $10.9 million, offset by a decline in charge-offs for credit card loans of $6.3 million and other consumer loans of $2.4 million. The increase in real estate charge-offs was due the growth in real estate loans receivable, net and specific events affecting customer behavior during the period and not indicative of a decline in credit quality. The decrease of credit card charge-offs was due to decline in the size of credit card portfolio during 2006.

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table provides the breakout of nonperforming loans by type (dollars in thousands):

	December 31,
	2006	2005
First mortgage loans, secured by one- to four-family residences	$34,219	$18,067
HELOC and HEIL	32,216	9,568
Credit card	3,795	2,858
Recreational vehicle	2,579	2,826
Other	2,532	1,335

Total nonperforming loans	$75,341	$34,654

If the Company’s nonperforming loans at December 31, 2006 had been performing in accordance with their terms, the Company would have recorded additional interest income of approximately $1.9 million, $0.8 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, we recognized $1.8 million in interest on loans that were in nonperforming status at December 31, 2006. At December 31, 2006 and 2005, there were no commitments to lend additional funds to any of these borrowers.

NOTE 8—BROKERAGE RECEIVABLES, NET AND BROKERAGE PAYABLES

Brokerage receivables, net and brokerage payables consist of the following (dollars in thousands):

	December 31,
	2006	2005
Receivables from customers and non-customers (less allowance for doubtful accounts of $19,850 and $8,835 at December 31, 2006 and 2005, respectively)	$6,891,621	$5,678,923
Receivables from brokers, dealers and clearing organizations:
Deposits paid for securities borrowed	448,047	1,163,125
Net settlement and deposits with clearing organizations	137,571	230,936
Other	159,113	101,191

Total brokerage receivables, net	$7,636,352	$7,174,175

Payables to customers and non-customers	$6,376,788	$5,817,469
Payables to brokers, dealers and clearing organizations:
Deposits received for securities loaned	1,012,831	1,320,853
Other	435,085	203,886

Total brokerage payables	$7,824,704	$7,342,208

Receivables from customers and non-customers are primarily brokerage receivables where customers use their securities as collateral (also known as margin receivables). Receivables from non-customers primarily represent credit extended to principal officers of the Company to finance their purchase of securities on margin. Securities owned by customers and non-customers are held as collateral for amounts due on margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At December 31, 2006, the fair value of securities that the Company received as collateral, where the Company is permitted to sell or re-pledge the securities, was approximately $9.8 billion. Of this amount, $2.2 billion had been pledged or sold at December 31, 2006 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Receivables from and payables to brokers, dealers and clearing organizations resulted from the Company’s brokerage activities. Payables to customers and non-customers represent free credit balances and other customer and non-customer funds pending completion of securities transactions. The Company pays interest on certain customer and non-customer credit balances.

NOTE 9—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
					Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
December 31, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$4,774,000	$22,399	$(25,894)	$(3,495)	5.12%	5.36%	N/A	4.20
Recreational vehicle loans	2,030,000	—	(8,046)	(8,046)	5.46%	5.35%	N/A	1.62
Home equity loans	490,000	—	(2,625)	(2,625)	5.40%	5.35%	N/A	2.16
Investment securities	335,162	1,128	(2,887)	(1,759)	5.07%	5.37%	N/A	6.69
Asset backed securities	232,000	1,013	—	1,013	5.08%	5.37%	N/A	6.52
Receive-fixed interest rate swaps:
Brokered certificates of deposit	127,138	—	(3,392)	(3,392)	5.31%	5.21%	N/A	11.41
FHLB advances	100,000	—	(3,534)	(3,534)	5.35%	3.64%	N/A	2.79
Purchased interest rate options(1):
Caps	6,720,000	38,237	—	38,237	N/A	N/A	5.36%	2.18
Swaptions(2)	3,338,000	50,218	—	50,218	N/A	N/A	5.37%	10.69
Floors	1,200,000	19,786	—	19,786	N/A	N/A	4.74%	4.81

Total fair value hedges	$19,346,300	$132,781	$(46,378)	$86,403	5.22%	5.34%	5.30%	4.44

December 31, 2005:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$961,000	$12,485	$(598)	$11,887	4.50%	4.35%	N/A	4.88
Investment securities	119,485	1,315	(1,750)	(435)	4.62%	4.18%	N/A	7.70
Receive-fixed interest rate swaps:
Brokered certificates of deposit	132,313	—	(3,740)	(3,740)	4.33%	5.22%	N/A	12.50
FHLB advances	100,000	—	(3,894)	(3,894)	4.37%	3.64%	N/A	3.79
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	70,000	—	(470)	(470)	5.03%	N/A	N/A	10.01
Purchased interest rate options(1):
Caps	770,000	21,324	—	21,324	N/A	N/A	4.89%	4.82
Swaptions(2)	2,241,000	36,982	—	36,982	N/A	N/A	4.93%	8.47
Floors	1,325,000	3,952	—	3,952	N/A	N/A	3.82%	3.71

Total fair value hedges	$5,718,798	$76,058	$(10,452)	$65,606	4.51%	4.37%	4.59%	6.29

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the years ended December 31, 2006 and 2005, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain on sales of loans and securities, net line item in the consolidated statement of income.

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors to hedge the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133, as amended. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive income as unrealized gains or losses. The amounts in accumulated other comprehensive income are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the fundings affect earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $21.3 million of net unrealized gains that are currently reflected in accumulated other comprehensive income in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
					Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
		Asset	Liability	Net
December 31, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,435,000	$7,683	$(21,823)	$(14,140)	5.36%	5.36%	N/A	5.90
FHLB advances	730,000	3,671	(3,301)	370	5.16%	5.37%	N/A	8.56
Purchased interest rate options(1):
Caps	4,690,000	62,710	—	62,710	N/A	N/A	5.05%	3.36
Floors	1,900,000	643	—	643	N/A	N/A	4.05%	2.09

Total cash flow hedges	$10,755,000	$74,707	$(25,124)	$49,583	5.33%	5.36%	4.76%	4.30

December 31, 2005:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,100,000	$6,959	$(2,223)	$4,736	4.87%	4.38%	N/A	9.15
Purchased interest rate forward-starting swaps:
Repurchase agreements	2,675,000	1,219	(19,872)	(18,653)	5.04%	N/A	N/A	9.50
FHLB advances	750,000	—	(4,040)	(4,040)	5.02%	N/A	N/A	9.46
Purchased interest rate options(1):
Caps	2,925,000	64,301	—	64,301	N/A	N/A	4.76%	4.59
Floors	1,900,000	2,527	—	2,527	N/A	N/A	5.50%	3.54

Total cash flow hedges	$9,350,000	$75,006	$(26,135)	$48,871	5.00%	4.38%	5.05%	6.71

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

Under SFAS No. 133, as amended, we are required to record the fair value of gains and losses on derivatives designated as cash flow hedges in accumulated other comprehensive income in the consolidated balance sheet. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

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

	Year Ended December 31,
	2006	2005	2004
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(70,831)	$(118,018)	$(123,754)
Gains (losses) on cash flow hedges related to derivatives, net	36,409	7,032	(51,137)
Reclassifications into earnings, net	6,578	40,155	56,873

Ending balance	$(27,844)	$(70,831)	$(118,018)

Derivatives terminated during the period:
Notional	$10,675,000	$17,920,000	$5,423,500
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$80,198	$2,228	$(68,039)
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$10,043	$65,110	$101,807

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from five days to almost 15 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(50,158)	$(36,736)	$(43,027)
Discontinued cash flow hedges	22,314	(34,095)	(74,991)

Total cash flow hedges	$(27,844)	$(70,831)	$(118,018)

Hedge Ineffectiveness

In accordance with SFAS No. 133, as amended, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged. These amounts are reflected in the other expense excluding interest line item in the consolidated statement of income. Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Fair value hedges	$(1,409)	$(4,937)	$(3,895)
Cash flow hedges	(93)	45	6,194

Total hedge ineffectiveness	$(1,502)	$(4,892)	$2,299

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.02 million liability and a $1.6 million asset at December 31, 2006 and 2005, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133, as amended. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $1.7 million and $0.7 million asset at December 31, 2006 and 2005, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated a net gain of $1.6 million in 2006, a net loss of $0.4 million in 2005 and a net gain of $3.9 million in 2004.

Credit Risk

Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk that results from interest rate swaps and purchased interest rate options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have $71.5 million of derivative contracts with unrealized losses at December 31, 2006. The Company pledged approximately $76.8 million of its mortgage-backed and investment securities as collateral of derivative contracts.

While the Company does not expect that any counterparty will fail to perform, the following table shows the maximum exposure, or net credit risk, associated with each counterparty to interest rate swaps and purchased interest rate options at December 31, 2006 (dollars in thousands):

Counterparty	Credit Risk
Union Bank of Switzerland	$19,494
Morgan Stanley	12,318
Lehman Brothers	10,809
JP Morgan	9,606
Royal Bank of Scotland	9,456
Bank of America	7,585
Barclays Bank	4,915
Citigroup	4,835
Credit Suisse First Boston	4,561
Other	2,533

Total exposure	$86,112

NOTE 10—SERVICING RIGHTS

Included in other assets in the consolidated balance sheet are servicing assets which are recognized when the Company sells a loan and retains the related servicing rights. The servicing right is initially recorded at its allocated cost basis based on the relative fair value of the loan sold and the servicing retained at the date of the sale in accordance with SFAS No. 140. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets, based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum over its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in service charges and fees in the consolidated statement of income.

The following table shows the net amortized cost of the Company’s servicing rights (dollars in thousands):

	Year Ended December 31,
	2006	2005
Servicing assets:
Balance beginning of period	$17,300	$29,659
Purchases (sales)(1)	—	(4,118)
Amortization of servicing rights	(3,857)	(8,241)

Balance end of period	13,443	17,300

Valuation allowance for impairment:
Balance beginning of period	(6,274)	(8,146)
Valuation adjustment(1)	1,318	1,872

Balance end of period	(4,956)	(6,274)

Servicing rights, end of period	$8,487	$11,026

(1)	Reflects sale of the Consumer Finance Corporation business in October 2005. The origination and servicing of recreational vehicle and marine loans were provided by this business.

The most important assumptions used in determining the estimated fair value are anticipated loan prepayments and discount rates. The Company uses market-based assumptions and confirms the reasonableness of the Company’s valuation model through management’s quarterly review, analyses of market quotes and independent broker valuations of the fair value of the servicing rights.

The following summarizes the estimated fair values of the Company’s servicing assets and significant assumptions (dollars in thousands):

	December 31,
	2006	2005
Mortgage servicing assets:
Fair value	$9,713	$11,930
Constant prepayment rate	21%	19%
Discount rate	6%	4%

NOTE 11—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (dollars in thousands):

	December 31,
	2006	2005
Software	$390,091	$353,120
Equipment and transportation	197,295	193,051
Leasehold improvements	92,648	93,963
Buildings	72,352	71,927
Furniture and fixtures	31,749	19,040
Land	3,428	3,428

Total property and equipment, gross	787,563	734,529
Less accumulated depreciation and amortization	(469,174)	(435,273)

Total property and equipment, net	$318,389	$299,256

Depreciation and amortization expense related to property and equipment was $73.8 million, $75.0 million and $77.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Software includes capitalized internally developed software costs. These costs were $37.3 million, $34.7 million and $31.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense for the capitalized amounts was $26.1 million, $31.5 million and $33.7 million for the years ended December 31, 2006, 2005 and 2004. Also included in software at December 31, 2006 is $23.2 million of internally developed software in the process of development for which amortization has not begun.

NOTE 12—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of goodwill for the periods presented (dollars in thousands):

Balance at December 31, 2004	$395,043
Additions from 2005 acquisitions	1,612,928
Write-off related to discontinued operations	(4,515)

Balance at December 31, 2005	2,003,456
Purchase accounting adjustments related to 2005 acquisitions	11,953
Additions from 2006 acquisition of RAA(1)	14,116
Additions from equity method investment in Investsmart	42,964
Other adjustments	431

Balance at December 31, 2006	$2,072,920

(1)	Includes purchase accounting adjustments as of December 31, 2006.

The following table discloses the changes in the carrying value of goodwill that occurred in the retail and institutional segments (dollars in thousands):

	Retail	Institutional	Total
Balance at December 31, 2004	$153,720	$241,323	$395,043
Additions from 2005 acquisitions	1,611,507	1,421	1,612,928
Write-offs related to discontinued operations	(3,379)	(1,136)	(4,515)

Balance at December 31, 2005	1,761,848	241,608	2,003,456
Purchase accounting adjustments related to 2005 acquisitions	11,953	—	11,953
Additions from 2006 acquisition of RAA(1)	14,116	—	14,116
Additions from equity method investment in Investsmart	38,668	4,296	42,964
Other adjustments	1,500	(1,069)	431

Balance at December 31, 2006	$1,828,085	$244,835	$2,072,920

(1)	Includes purchase accounting adjustments as of December 31, 2006.

The changes in the carrying value of goodwill are the result of the Company’s completion of the purchase of RAA (see Note 2—Business Combinations for further discussion) and the increased ownership percentage in Investsmart, resulting in the transition to equity method accounting as discussed in Note 13—Other Assets. In connection with these transactions, the Company recorded $14.1 million and $43.0 million in goodwill, respectively. An additional $12.0 million of goodwill, primarily due to purchase accounting adjustments related to the 2005 acquisitions of BrownCo and Harrisdirect, was also recorded during 2006.

During 2005, the additions to goodwill were the result of our acquisitions including Harrisdirect, BrownCo, Kobren and Howard Capital. See Note 2—Business Combinations. The write-off of goodwill related to discontinued operations during 2005 was due to the sale of Consumer Finance Corporation and the exit of E*TRADE Professional Securities, LLC. See Note 3—Discontinued Operations.

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	Weighted Average Useful Life (Years)	December 31, 2006			Weighted Average Useful Life (Years)	December 31, 2005
		Gross Amount	Accumulated Amortization	Net Amount		Gross Amount	Accumulated Amortization	Net Amount
Customer list	20	$461,639	$(43,076)	$418,563	21	$456,953	$(11,592)	$445,361
Specialist books	30	61,820	(30,641)	31,179	28	61,820	(29,280)	32,540
Active accounts	8	69,023	(50,325)	18,698	8	69,023	(43,234)	25,789
Credit cards(1)	—	—	—	—	15	32,604	(12,496)	20,108
Other	6	6,000	(2,507)	3,493	5	29,274	(20,964)	8,310

Total other intangible assets(2)		$598,482	$(126,549)	$471,933		$649,674	$(117,566)	$532,108

(1)	During the year ended December 31, 2006, the Company completed the sale of a portion of its purchased credit card portfolio.
(2)	Fully amortized other intangible assets not included in the table above.

As part of the Company’s purchase of RAA, the Company assigned $9.5 million to intangible assets with finite lives, of which $9.2 million was assigned to the customer list intangible asset class. In addition, the sale of a portion of the Company’s purchased credit card portfolio resulted in a $16.0 million write-off to the credit card intangible asset class for the year ended December 31, 2006.

Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2007	$40,251
2008	35,581
2009	31,252
2010	29,123
2011	27,981
Thereafter	307,745

Total future amortization expense	$471,933

Amortization of other intangibles was $46.2 million, $43.8 million and $19.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 13—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2006	2005
Third party loan servicing receivable	$241,511	$85,820
Derivative assets	208,136	152,477
Accrued interest receivable	182,265	183,814
Other investments	138,006	65,189
Prepaids	41,216	26,239
Unamortized debt issue costs	26,498	36,088
Deferred compensation plan	20,584	18,419
Servicing rights	8,487	11,026
Deferred tax assets	—	3,851
Other	122,374	99,045

Total other assets	$989,077	$681,968

Other Investments

The Company has made investments in low income housing tax credit partnerships, venture funds and several non-public, venture capital-backed, high technology companies. The Company recorded $1.5 million other-than-temporary impairments for 2006 and none for 2005 and 2004, associated with these privately held equity investments. These impairments are recorded in gain on sales and impairment of investments in the consolidated statements of income. The Company has $35.0 million in commitments to fund low income housing tax credit partnerships, venture funds and joint ventures.

Equity Method Investments

Equity method investments are reported as part of the other investments balance within the other assets line item on the consolidated balance sheet and consist of the following (dollars in thousands):

	December 31,
	2006	2005
Investsmart(1)(2)	$61,815	$—
Arrowpath Fund II, L.P.	19,861	16,806
MMA Mid-Atlantic Affordable Housing Fund III	4,188	4,380
Softbank Capital Partners Inc.	4,050	4,700
International Securities Exchange	4,000	—
KAP Group, L.L.C.	3,507	4,365
Other	8,681	7,184

Total equity method investments	$106,102	$37,435

(1)	Investsmart was previously accounted for in accordance SFAS 115 and reported as part of Available-for-sale mortgage-backed and investment securities at December 31, 2005.
(2)	Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions.

During 2006, the Company increased its ownership stake in Investsmart and determined that it exercised significant influence over Investsmart. This resulted in a transition from an investment accounted for as available-for-sale in accordance with SFAS 115 to an investment accounted for under equity method accounting in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock.

NOTE 14—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
Sweep deposit accounts	0.94%	0.57%	$10,837,124	$7,733,267	45.0%	48.5%
Money market and savings accounts	4.33%	3.17%	7,634,241	4,635,866	31.7	29.1
Certificates of deposit(1)	5.02%	3.94%	4,737,253	2,703,605	19.7	17.0
Brokered certificates of deposit(2)	3.95%	3.86%	483,777	484,612	2.0	3.0
Checking accounts	1.06%	0.71%	378,617	390,665	1.6	2.4

Total deposits	2.88%	2.00%	$24,071,012	$15,948,015	100.0%	100.0%

(1)	Includes retail certificates of deposit including retail brokered certificates of deposit.
(2)	Includes institutional certificates of deposit.

Deposits, classified by rates are as follows (dollars in thousands):

	December 31,
	2006	2005
0.00%–1.99%	$9,401,233	$8,488,981
2.00%–3.99%	3,103,313	5,158,261
4.00%–5.99%	11,547,219	2,278,914
6.00%–9.99%	23,047	27,633

Subtotal	24,074,812	15,953,789
Fair value adjustments	(3,800)	(5,774)

Total deposits	$24,071,012	$15,948,015

At December 31, 2006, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (dollars in thousands):

	< 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	> 5 Years	Total
Less than 4.00%	$253,214	$176,379	$48,271	$4,876	$34,713	$30	$517,483
4.00%–5.99%	4,094,319	180,680	121,568	114,107	87,732	94,183	4,692,589
6.00%–9.99%	1,405	1,180	659	127	890	18,934	23,195

Subtotal	$4,348,938	$358,239	$170,498	$119,110	$123,335	$113,147	5,233,267

Fair value adjustments							(3,800)
Unamortized discount, net							(8,437)

Total certificates of deposit and brokered certificates of deposit							$5,221,030

Scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $100,000 were as follows (dollars in thousands):

	December 31,
	2006	2005
Three months or less	$721,392	$319,609
Three through six months	479,166	226,040
Six through twelve months	287,593	266,840
Over twelve months	458,292	307,885

Total certificates of deposit	$1,946,443	$1,120,374

Interest expense on deposits is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Sweep deposit accounts	$87,714	$36,147	$13,226
Money market and savings accounts	231,602	89,073	47,297
Certificates of deposit	183,828	88,733	110,577
Brokered certificates of deposit	24,726	15,680	9,172
Checking accounts	3,347	2,679	2,408

Total interest expense	$531,217	$232,312	$182,680

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $13.3 million and $11.6 million at December 31, 2006 and 2005, respectively.

The sweep deposit account is a sweep product that transfers brokerage customer balances to the Bank, who holds these funds as customer deposits in FDIC-insured Negotiable Order of Withdrawal and money market deposit accounts.

NOTE 15—ASSET SECURITIZATION

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

Concurrent with these transfers, CDO V sold total beneficial interests of $300.0 million to investors in the form of senior notes, subordinated notes and preference shares collateralized by the asset-backed securities. During the ramp-up period, the Company purchased $70.1 million in asset-backed securities in open market transactions and transferred them to CDO V. By November 3, 2006, 100% of the pool of underlying securities had been transferred into CDO V.

The CDO V transaction is similar to the most recent E*TRADE CDO transaction, CDO IV, in that it is a managed deal whereby the portfolio manager, E*TRADE Global Asset Management, Inc. (“ETGAM”), is appointed to actively manage the collateral of the CDO. Because CDO V is a managed deal, it is a special purpose entity and not a qualified special purpose entity. The CDO V transaction was accounted for as a sale in accordance with SFAS No. 140.

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

In prior years, the Company transferred asset-backed securities to E*TRADE ABS CDO IV, Ltd. (“CDO IV”), E*TRADE ABS CDO III, Ltd. (“CDO III”), E*TRADE ABS CDO II, Ltd. (“CDO II”) and E*TRADE ABS CDO I, Ltd. (“CDO I”). Asset-backed securities were also transferred to CDO IV and CDO III by an unrelated financial advisor. Concurrent with these transfers, the respective CDOs sold beneficial interests to independent investors in the form of senior and subordinated notes and preference shares, collateralized by the asset-backed securities. Neither the CDOs themselves nor the investors in the beneficial interests sold by the CDOs have recourse to the Company.

During the third quarter of 2006, the preference shares related to CDO I were written off as the Company did not expect any future payments on the investment. In addition, during the fourth quarter of 2006, the majority of preference shareholders elected to call CDO II and the $6.0 million of the Preference Share principal was returned to the Company.

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

The Company purchased preference shares in each of the CDOs. Retained interests are subordinate to the notes sold by each CDO and on an equal standing with the preference shares purchased by other preference share investors in each CDO. The Company also purchased $1.0 million of the BBB subordinated notes in the CDO IV transaction.

The following table summarizes the asset-backed securities transferred to each CDO at closing, the amount of the cash proceeds, the preference shares purchased by the Company and the current rating for those preference shares (dollars in millions):

		Asset-Backed Securities Transferred to CDO					Preference Shares Purchased by E*TRADE
CDO	Transaction Date	E*TRADE	Independent Investment Advisor	Transferred After Closing	Total	Proceeds			Rating at 12/31/06
							Amount		Moody’s		S&P
CDO V	August 2006	$96.8	$133.1	$70.1	$300.0	$300.0	$2.2		N/A		N/A
CDO IV	December 2005	37.0	238.6	24.4	300.0	300.0	1.4		N/A		B
CDO III	December 2004	124.0	175.5	—	299.5	304.4	5.0		Ba1		BB+
CDO I	September 2002	50.2	200.0	—	250.2	251.7	—	(1)	N/A	(1)	N/A	(1)

Total		$308.0	$747.2	$94.5	$1,149.7	$1,156.1	$8.6

(1)	During the third quarter of 2006, the preference shares related to CDO I were written off as the Company did not expect any future payments on the investment.

The carrying values of the Company’s retained interests in the CDOs are subject to future volatility in credit, interest rate and prepayment risk. The investment in the preference shares is classified as a trading security in the Company’s investment portfolio. Therefore, changes in the market value of these securities are recorded in gain on sales of loans and securities, net in the consolidated statements of income. The following table presents a sensitivity analysis of the Company’s retained interests in the CDOs at December 31, 2006 (dollars in thousands):

	CDO III	CDO IV	CDO V
Fair value of retained preference shares(1)(2)	$4,927	$1,365	$2,318
Weighted-average remaining life (years)	2.27	3.86	3.67
Weighted-average prepayment speed	10%	10%	10%
Impact of 10% adverse change	$(24)	$(12)	$(5)
Impact of 20% adverse change	$(48)	$(24)	$(9)
Weighted-average discount rate	15%	15%	16%
Impact of 10% adverse change	$(157)	$(75)	$(123)
Impact of 20% adverse change	$(305)	$(144)	$(235)
Weighted-average expected credit losses	0.28%	0.34%	0.34%
Impact of 10% adverse change	$(23)	$(10)	$(9)
Impact of 20% adverse change	$(45)	$(20)	$(19)
Actual credit losses to date	$—	$—	$—
For the year ended December 31, 2006
Actual interest payments received	$775	$209	$—

(1)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(2)	During the third quarter of 2006, the preference shares related to CDO I were written off as the Company did not expect any future payments on the investment.

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

The Company entered into management agreements to provide certain collateral management services for the CDOs. As compensation for its services, it receives a management fee from the trustee based on the quarterly amount of assets managed (as defined in the management agreements). During 2006, the Company earned $5.1 million of management fees under the CDOs.

At December 31, 2006, the Company managed both its on-balance sheet asset-backed securities and the off-balance sheet securitized asset-backed securities of the CDOs, which are presented in the following table (dollars in thousands):

Managed on-balance sheet asset-backed securities, classified as:
Available-for-sale	$2,161,728
Trading securities	49,201

Total managed on-balance sheet asset-backed securities	2,210,929

Managed off-balance sheet securitized asset-backed securities:
CDO I(1)	69,376
CDO III	256,638
CDO IV	292,761
CDO V	300,049

Total managed off-balance sheet securitized asset-backed securities	918,824

Total managed asset-backed securities	$3,129,753

(1)

During the third quarter of 2006, the preference shares related to CDO I were written off as the Company did not expect any future payments on the investment, although the Company continues to manage CDO I.

Securitized Consumer Finance Receivables

The origination and servicing businesses of Consumer Finance Corporation were sold in late 2005. As a result of the sale, the Company retained the consumer receivables and beneficial interests in the securitized trusts. Prior to the sale, Consumer Finance Corporation securitized recreational vehicle and marine consumer receivables by sales or other transfers to ETCF Asset Funding Corporation through the formation of trusts. There were no securitizations of consumer receivables in 2006 or 2005. During 2004, Consumer Finance Corporation securitized approximately $0.3 billion of recreational vehicle and marine receivables. On October 20, 2003, the Company acquired ETCF Asset Funding Corporation and the retained beneficial interests in four trusts.

On December 14, 2005, the Company exercised its option to redeem at par the collateral associated with RV 1999-1. This resulted in a full payoff of the residual interest in January 2006.

On March 10, 2006, the Company exercised its option to redeem at par the collateral associated with Marine 1999-2. This resulted in a full payoff of the residual interest in April 2006.

The carrying values of the retained beneficial interests are subject to future volatility in credit, interest rate and prepayment risk. The following table presents a sensitivity analysis of each of portfolio of securitized receivables (dollars in thousands):

	RV 1999-3	RV/Marine 2001-1	RV/Marine 2004-1
Fair value of residual investment(1)
At December 31, 2006	$2,335	$1,058	$14,138
At initial value(2)	$4,223	$3,981	$10,877
Weighted-average remaining life (years)	0.41	1.91	2.63
Weighted-average prepayment speed	11%	13%	16%
Impact of 10% adverse change	$(0)	$9	$(49)
Impact of 20% adverse change	$(1)	$31	$(102)
Weighted-average discount rate	15%	2%	12%
Impact of 10% adverse change	$(13)	$(4)	$(423)
Impact of 20% adverse change	$(25)	$(8)	$(819)
Weighted-average expected credit losses	2.03%	2.01%	0.62%
Impact of 10% adverse change	$(34)	$(282)	$(375)
Impact of 20% adverse change	$(68)	$(559)	$(771)
Actual credit losses
Since trust inception(3)	$11,452	$17,319	$3,407
Since acquisition on October 20, 2003	$3,240	$9,123	N/A
For the year ended December 31, 2006
Actual cash received	$74	$172	$1,254

(1)	Based on calculated discounted expected future cash flows, premised on weighted-average life, prepayment speed, discount rate and expected credit losses shown in this table.
(2)	Initial value at December 31, 2004 for 2004-1 and October 20, 2003 for all remaining.
(3)	Default base on the entire balance of the amount securitized as follows: 1999-3: $374,531; 2001-1: $529,467; 2004-1: $308,996.

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

NOTE 16—SECURITIES	SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at December 31, 2006 and total borrowings at December 31, 2005 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2007	$8,284,587	$2,869,000	$37,856	$11,191,443	5.28%
2008	—	1,000,000	1,591	1,001,591	5.29%
2009	—	100,000	21,669	121,669	4.18%
2010	—	100,000	903	100,903	4.39%
2011	—	—	903	903	5.43%
Thereafter	1,507,835	800,000	395,574	2,703,409	4.72%

Subtotal	9,792,422	4,869,000	458,496	15,119,918	5.16%
Fair value adjustments	—	(3,534)	—	(3,534)

Total borrowings at December 31, 2006	$9,792,422	$4,865,466	$458,496	$15,116,384	5.16%

Total borrowings at December 31, 2005	$11,101,542	$3,856,106	$350,890	$15,308,538	4.13%

Securities Sold Under Agreements to Repurchase

The Company sells repurchase agreements which are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes and obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheet. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. At December 31, 2006, there were no counterparties with whom the Company’s amount at risk exceeded 10% of its shareholders’ equity.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2006 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations		Collateralized Mortgage Obligations and Other
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Up to 30 days	5.17%	$5,060,918	$4,895,226	$4,738,420	$44	$43
30 to 90 days	5.34%	1,006,632	810,363	782,968	282,477	277,690
Over 90 days	4.81%	3,724,872	2,647,185	2,557,695	1,412,387	1,388,450

Total	5.05%	$9,792,422	$8,352,774	$8,079,083	$1,694,908	$1,666,183

Other Borrowings

FHLB Advances—The Company had $2.4 billion floating-rate and $2.5 billion fixed-rate FHLB advances at December 31, 2006. The floating-rate advances adjust quarterly based on the LIBOR. The Company is required to be a member of the FHLB System and maintain a FHLB investment at least equal to the greater of: one percent of the unpaid principal balance of its residential mortgage loans; one percent of 30 percent of its total assets; or one-twentieth of its outstanding FHLB advances. In addition, the Company must maintain qualified collateral equal to 85 to 90 percent of its advances, depending on the collateral type. These advances are secured with specific mortgage loans and mortgage-backed securities. At December 31, 2006 and 2005, the Company pledged $12.9 billion and $9.3 billion, respectively, of the one- to four-family first mortgage loans, HELOC and HEIL as collateral.

Other—ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities are mandatorily redeemable in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The trusts use the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures issued by ETBH, guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to the Bank in the form of a capital contribution.

During 2006, ETBH formed five trusts, ETBH Capital Trust XXIII through ETBH Capital Trust XXVII. These trusts issued a total of 95,000 shares of Floating Rate Cumulative Preferred Securities for a total of $95 million. Net proceeds from these issuances were invested in Floating Rate Junior Subordinated Debentures that mature in 2036 or 2037 and have variable rates of 1.95% or 2.10% above the three-month LIBOR, payable quarterly.

In December 2006, ETBH called Capital Trust III which had sold $15.0 million of trust preferred stock in the capital markets in 2001, and generated a loss of $0.5 million.

The face values of outstanding trusts at December 31, 2006 are shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
Telebank Capital Trust I	$9,000	2027	11.00%
ETBH Capital Trust II	$5,000	2031	10.25%
ETBH Capital Trust I	$20,000	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	$51,000	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust IV	$10,000	2032	3.70% above 6-month LIBOR
ETBH Capital Trust VII, IX—XII	$65,000	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	$77,000	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	$60,000	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	$45,000	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXVII	$50,000	2037	1.95% above 3-month LIBOR

The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 1% above LIBOR, 5.43% or 5.50%. The Company had approximately $38.0 million of principal outstanding under these loans at December 31, 2006.

Other borrowings also include $33.1 million margin collateral and $2.0 million of overnight and other short-term borrowings in connection with the Federal Reserve Bank’s special direct investment and treasury, tax and loan programs. The Company pledged $8.1 million of securities to secure these borrowings from the Federal Reserve Bank.

NOTE 17—CORPORATE	DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	December 31,
	2006	2005
Senior notes:
8.00% Notes, due 2011(1)	$503,733	$504,407
7 3/8% Notes, due 2013(2)	597,859	597,540
7 7/8% Notes, due 2015	300,000	300,000

Total senior notes	1,401,592	1,401,947
Mandatory convertible notes 6 1/8%, due 2018(3)	440,577	435,589
Convertible subordinated notes 6.00%, due 2007	—	185,165

Total corporate debt	$1,842,169	$2,022,701

(1)	Includes unamortized premium of $3.7 million and $4.4 million, for the year ended December 31, 2006 and 2005, respectively.
(2)	Includes unamortized discount of $2.1 million and $2.5 million, for the year ended December 31, 2006 and 2005, respectively.
(3)	Includes unamortized discount of $9.4 million and $14.4 million, for the year ended December 31, 2006 and 2005, respectively.

Senior Notes

All of the Company’s senior notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness.

8.00% Senior Notes Due June 2011

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in senior notes due June 2011 (“8.00% Notes”), respectively. Interest is payable semi-annually and notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $9.6 million are included in other assets and are being amortized over the term of the senior notes.

7 3/8% Senior Notes due September 2013

In 2005, the Company issued an aggregate principal amount of $600 million in senior notes due September 2013 (“7 3/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $8.0 million are included in other assets and are being amortized over the term of the notes.

7 7/8% Senior Notes Due December 2015

In 2005, the Company issued an aggregate principal amount of $300 million in senior notes due December 2015 (“7 7/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $3.7 million are included in other assets and are being amortized over the term of the notes.

Mandatory Convertible Notes

6 1/8% Mandatory Convertible Notes Due November 2018

In November 2005, the Company issued 18.0 million of mandatory convertible notes (“Units”) with a face value of $450 million (“6 1/8% Notes”). Each Unit consists of a purchase contract and a 6 1/8% subordinated note.

The interest on the 6 1/8% Notes is payable quarterly until November 2008, at which point the interest becomes payable semi-annually. The Company recorded the purchase contracts and subordinated notes at fair value, with $15 million recorded in equity and $435 million in debt, respectively. Debt issuance costs allocated to the 6 1/8% Notes of $14.2 million are included in other assets and are being amortized over the expected life of the 6 1/8% Notes.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $25.00 in cash, a variable number of shares of the Company’s common stock. The stock conversion ratio varies depending on the average closing price of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 18, 2008 (“Reference Price”). If the Reference Price is equal to or greater than $21.816 per share, the settlement rate will be 1.1459 shares of common stock. If the Reference Price is less than $21.816 per share but greater than $18.00 per share, the settlement rate is equal to $25.00 divided by the Reference Price. If the Reference Price is less than or equal to $18.00 per share, the settlement rate will be 1.3889 shares of common stock. The Company is obligated under the purchase contract to sell shares of its common stock under the agreement in November 2008. In November 2008, the aggregate principal amount of the subordinated notes will be remarketed, which may result in a change in the interest rate and maturity date of the subordinated notes.

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

Convertible Subordinated Notes

6.00% Convertible Subordinated Notes Due February 2007

In 2000, the Company issued an aggregate principal amount of $650 million of the 6.00% convertible subordinated notes due February 2007 (“6.00% Notes”). As of December 31, 2005 the Company had retired or called $464.8 million of the 6.00% Notes. In 2006, the Company called for redemption the entire remaining $185.2 million principal amount of the 6.00% Notes with 7.8 million shares of common stock issued and $1.8 million paid in cash.

Senior Secured Revolving Credit Facility

In September 2005, the Company entered into a $250 million, three-year senior secured revolving credit facility. The facility is secured by certain assets of the Company. The facility will be used for general corporate purposes, including regulatory capital needs arising from acquisitions. Draws under the facility currently bear interest, at our option, at adjusted LIBOR plus 2% or prime plus 1%. Undrawn facility funds currently bear commitment fees of 0.25% per annum payable quarterly in arrears. At December 31, 2006, no amounts were outstanding under this credit facility. Issuance costs of $2.2 million are included in other assets and are being amortized over the term of the facility.

Corporate Debt Covenants

Certain of the Company’s corporate senior debt described above have terms which include customary financial covenants. As of December 31, 2006, the Company was in compliance with all such covenants.

Early Extinguishment of Debt

In 2006, the Company called the entire remaining $185.2 million principal amount of its 6.00% Notes for redemption. The Company recorded a $0.7 million loss on early extinguishment of debt relating to the write-off of the unamortized debt offering costs. The Company did not have any early extinguishments of debt in 2005. In 2004, the Company recorded a $19.4 million loss on early extinguishment of debt related to corporate debt, which included $12.6 million loss from the retirement of the 6.75% convertible subordinated notes due May 2008 and $6.8 million loss from the retirement of the 6.00% Notes.

Other Corporate Debt

The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment and are included within other borrowings on the consolidated balance sheet. See Note 16—Securities Sold Under Agreement to Repurchase and Other Borrowings.

Future Maturities of Corporate Debt

For the years subsequent to December 31, 2006, scheduled principal payments of corporate debt as of December 31, 2006 are as follows (dollars in thousands):

Years ending December 31,
2007	$—
2008	—
2009	—
2010	—
2011	500,000
Thereafter	1,350,000

Total future principal payments of corporate debt	1,850,000
Unamortized discount, net	(7,831)

Total corporate debt	$1,842,169

NOTE 18—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (dollars in thousands):

	December 31,
	2006	2005
Accounts payable and accrued expenses	$335,117	$272,402
Derivative liabilities	78,710	38,072
Deferred tax liabilities	58,485	—
Subserviced loan advances	44,780	27,765
Restructuring liabilities	26,892	52,808
Senior and convertible debt accrued interest	20,125	24,396
Other	124,555	131,221

Total accounts payable, accrued and other liabilities	$688,664	$546,664

NOTE 19—INCOME	TAXES

The components of income tax expense from continuing operations are as follows (dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$211,984	$158,050	$95,862
Foreign	(56)	3,518	4,442
State	8,394	19,237	14,540

Total current	220,322	180,805	114,844

Deferred:
Federal	82,433	45,200	44,086
Foreign	(5,996)	(1,264)	2,328
State	5,224	5,082	20,506

Total deferred	81,661	49,018	66,920

Income tax expense from continuing operations	$301,983	$229,823	$181,764

The Company is subject to examination by the Internal Revenue Service (“IRS”), taxing authorities in foreign countries and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax deficiencies in each of the taxing jurisdictions resulting from ongoing and subsequent years’ examinations. Included in current tax expense are charges to accruals for expected tax contingencies in accordance with SFAS No. 5.

The components of income before income taxes and discontinued operations are as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Domestic	$893,382	$653,131	$545,197
Foreign	35,415	22,995	19,290

Total income before income taxes and discontinued operations	$928,797	$676,126	$564,487

Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. Prior year balances for the deferred tax asset and liabilities have been re-presented to ensure consistency between periods. The adjustments relate to the presentation of the federal benefit of the state deferred assets and liabilities. The temporary differences and tax carry-forwards that created deferred tax assets and deferred tax liabilities are as follows (dollars in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Reserves and allowances	$29,690	$20,161
Net unrealized gain on equity investments and Bank assets held-for-sale	94,129	109,454
Net operating loss carry-forwards	64,299	59,559
Deferred compensation	19,285	11,023
Capitalized technology development	1,887	3,152
Restructuring reserve and related write-downs	44,823	53,298

Total deferred tax assets	254,113	256,647

Deferred tax liabilities:
Internally developed software	(23,330)	(19,490)
Acquired intangibles	(22,219)	(21,363)
Basis differences in investments	(113,306)	(113,271)
Loan fees	(4,488)	(6,710)
Depreciation and amortization	(89,801)	(29,785)
Purchased software	(3,024)	(3,024)
Retained servicing rights	(1,649)	(2,644)
Other	(16,486)	(17,150)

Total deferred tax liabilities	(274,303)	(213,437)
Valuation allowance	(38,295)	(39,359)

Net deferred tax asset (liability)	$(58,485)	$3,851

The Company maintains a valuation allowance of $38.3 million and $39.4 million at December 31, 2006 and 2005, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The Company’s valuation allowance decreased by $1.1 million the year ended December 31, 2006. The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carry-forwards and excess tax bases in certain illiquid investments:

•

At December 31, 2006, the Company had foreign country net operating loss carry-forwards of approximately $94.0 million for which a deferred tax asset of approximately $29.3 million was established. The foreign net operating losses represent the foreign tax loss carry-forwards in numerous foreign countries, some of which are subject to expiration from in 2008. In most of these foreign countries, the Company has historical tax losses, and the Company continues to project to incur operating losses in most of these countries. Accordingly, the Company has provided a valuation allowance of $20.0 million against such deferred tax asset at December 31, 2006.

•

At December 31, 2006, the Company had gross state net operating loss carry-forwards of $148.0 million that expire between 2008 and 2026, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $10.4 million has been established related to these state net operating loss carry-forwards with a valuation allowance of $3.1 million against such deferred tax asset at December 31, 2006.

•	At December 31, 2006, the Company maintains a valuation allowance against the excess tax basis in certain capital assets of approximately $11.0 million. The capital assets in question are certain investments in e-commerce and Internet startup venture funds that have no ready market or liquidity at December 31, 2006. The Company has concluded that the realization of these excess tax benefits on these capital assets are uncertain and not in the control of the Company, as there is no ready market or liquidity for these investments.

At December 31, 2006, the Company had federal net operating loss carry-forwards of approximately $54 million for which no valuation allowance has been provided. These carry-forwards expire through 2020. These federal net operating loss carry-forwards relate to pre-acquisition losses from acquired subsidiaries and, accordingly, are generally subject to annual limitations in their use of $4.9 million per year in accordance with Internal Revenue Code Section 382. Accordingly, the extent to which the loss carry-forwards can be used to offset future taxable income may be limited.

The Company has not provided deferred income taxes on $44.7 million of undistributed earnings and profits in its foreign subsidiaries at December 31, 2006. The Company intends to permanently reinvest such earnings. The Company has not provided deferred income taxes of $15.7 million on such undistributed earnings and profits.

The effective tax rates differed from the Federal statutory rates as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	1.3	2.3	4.4
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	(0.2)	(0.9)	(0.7)
IRS tax settlement	—	—	(2.8)
Excess tax basis upon sale of partnership interests	—	—	(2.2)
Change in valuation allowance	(0.9)	(0.3)	(0.5)
Other	(2.7)	(2.1)	(1.0)

Effective tax rate	32.5%	34.0%	32.2%

The decrease to our 2006 tax rate was due principally to benefits recognized on state refund tax claims filed in one of our jurisdictions as a result of recent favorable court decisions, a reversal of valuation allowance recorded in prior years related to international operations and a continued decrease in our overall effective state tax rate due to our changing geographic footprint.

NOTE 20—EARNINGS	PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
BASIC:
Numerator:
Net income from continuing operations	$626,814	$446,238	$381,830
Gain (loss) from discontinued operations, net of tax	2,045	(17,472)	(1,347)
Cumulative effect of accounting change, net of tax	—	1,646	—

Net income	$628,859	$430,412	$380,483

Denominator:
Basic weighted-average shares outstanding	421,127	371,468	366,586

DILUTED:
Numerator:
Net income	$628,859	$430,412	$380,483
Interest on convertible subordinated notes, net of tax	—	—	19,963

Net income, as adjusted	$628,859	$430,412	$400,446

Denominator:
Basic weighted-average shares outstanding	421,127	371,468	366,586
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	13,358	11,137	10,461
Weighted-average warrants and contingent shares outstanding	248	2,025	2,532
Weighted-average mandatory convertible notes	1,624	—	—
Shares issuable for assumed conversion of convertible subordinated notes	—	—	25,810

Diluted weighted-average shares outstanding	436,357	384,630	405,389

PER SHARE:

Basic earnings per share:
Earnings per share from continuing operations	$1.49	$1.20	$1.04
Earnings (loss) per share from discontinued operations	0.00	(0.04)	(0.00)
Earnings per share from cumulative effect of accounting change	—	0.00	—

Net earnings per share	$1.49	$1.16	$1.04

Diluted earnings per share:
Earnings per share from continuing operations	1.44	1.16	0.99
Earnings (loss) per share from discontinued operations	0.00	(0.04)	(0.00)
Earnings per share from cumulative effect of accounting change	—	0.00	—

Net earnings per share	$1.44	$1.12	$0.99

Excluded from the calculations of diluted earnings per share are 2.2 million and 7.8 million shares of common stock for the years ended December 31, 2006 and 2005, respectively, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares excluded from the year ended 2004. In addition, in 2005, 25.0 million shares of common stock potentially issuable related to the conversion of mandatory convertible notes was excluded from the calculations because it would be anti-dilutive.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (shares in thousands, except exercise price ranges):

	Year Ended December 31,
	2006	2005	2004
Options excluded from computation of diluted earnings per share	5,283	7,209	10,665
Exercise price ranges:
High	$58.19	$58.19	$58.19
Low	$19.11	$12.76	$12.50

NOTE 21—SHARE	REPURCHASES

During 2006, the Company repurchased common stock under a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt in the open market or a combination of both. The table below shows the timing and impact of the repurchases during the year ended December 31, 2006 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
March 31, 2006	—	$—	$—	$179,764
June 30, 2006	2,029,500	$48,273	$23.79	$131,491
September 30, 2006	1,513,900	$34,501	$22.79	$96,990
December 31, 2006	1,723,100	$39,826	$23.11	$57,164

NOTE 22—EMPLOYEE	SHARE-BASED PAYMENTS AND OTHER BENEFITS

Adoption of SFAS No. 123(R)

As discussed in Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, effective July 1, 2005, the Company adopted SFAS No. 123 (R). The adoption resulted in the recognition of or changes to the recognition method of expense for the Company’s employee stock option plans, restricted stock awards and employee stock purchase plan. The combined impact of the adoption in 2005 is as follows: $13.7 million in compensation expense for stock options; $0.4 million compensation expense for the stock purchase plan; and a pre-tax credit of $2.8 million in cumulative effect of accounting change for 2005. Results for prior periods have not been restated. Total compensation expense for stock-based compensation also includes $4.2 million for restricted stock awards, which were previously expensed by the Company under APB No. 25, prior to the adoption of SFAS No. 123(R).

Employee Stock Option Plans

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date the option is granted. Options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. Beginning in 2006, most options that were granted have a contractual term of seven years. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair market value of the shares on the grant date. A total of 85.4 million shares had been authorized under the 1996 Plan. Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to

42.0 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 39.0 million shares. As of December 31, 2006, 30.4 million shares were available for grant under the 2005 Plan.

The Company recognized $22.1 million and $13.7 million in compensation expense for stock options for the years ended December 31, 2006 and 2005, respectively. There was not any compensation expense for stock options for the year ended December 31, 2004. The Company recognized a tax benefit of $7.8 million and $5.0 million related to the stock options for the years ended December 31, 2006 and 2005, respectively.

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

	Year Ended December 31,
	2006	2005	2004
Expected volatility	34%	34%	55%
Expected term (years)	4.5	4.9	4.3
Risk-free interest rate	5%	4%	3%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $8.60, $4.57 and $5.95 for the years ended December 31, 2006, 2005 and 2004, respectively. Intrinsic value of options exercised were $89.1 million, $67.0 million and $53.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of options activity under the 2005 Plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	37,166	$10.37	6.76	$389,766
Granted	5,994	$24.13
Exercised	(5,771)	$8.53
Canceled	(1,634)	$15.92

Outstanding at December 31, 2006	35,755	$12.72	5.92	$370,368

Vested and expected to vest at December 31, 2006	31,655	$12.10	5.80	$346,321

Exercisable at December 31, 2006	20,721	$9.83	5.20	$271,370

As of December 31, 2006, there was $38.9 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Awards

The Company recorded $10.5 million, $4.2 million and $4.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, in compensation expense related to restricted stock awards. The Company recognized a tax benefit of $4.0 million, $1.6 million and $1.9 million related to restricted stock awards for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change as a result of adopting SFAS No. 123(R) in 2005.

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

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2005:	2,653	$10.09
Issued	640	$23.95
Released (vested)	(312)	$11.78
Canceled	(103)	$9.60

Non-vested at December 31, 2006:	2,878	$13.01

As of December 31, 2006, there was $19.9 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

The shareholders of the Company previously approved the 2002 Employee Stock Purchase Plan (“2002 Purchase Plan”), and reserved 5,000,000 shares of common stock for sale to employees at a price no less than 85% of the lower of the fair market value of the common stock at the beginning of the one-year offering period or the end of each of the six-month purchase periods. Under SFAS No. 123(R), the 2002 Purchase Plan was considered compensatory. Effective August 1, 2005, the Company changed the terms of its purchase plan to reduce the discount to 5% and discontinued the look-back provision. As a result, the purchase plan was not compensatory beginning August 1, 2005.

For the year ended December 31, 2005, the Company recorded $0.4 million in compensation expense for its employee stock purchase plan for the period in which the 2002 Plan was considered compensatory until the terms were changed August 1, 2005. At December 31, 2006, 923,075 shares were available for purchase under the 2002 Purchase Plan.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $5.7 million, $5.2 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 23—REGULATORY	REQUIREMENTS

Registered Broker-Dealers

The Company’s broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC, the NYSE and NASD, which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6 2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions.

We use both the Aggregate Indebtedness and the Alternative methods to compute net capital. The method used depends on the individual broker-dealer subsidiary.

As of December 31, 2006, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at December 31, 2006. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at December 31, 2006.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	December 31, 2006
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$143,530	$611,598	$468,068
E*TRADE Securities LLC(1)	250	68,639	68,389
E*TRADE Capital Markets, LLC(2)	1,332	29,906	28,574
E*TRADE Global Asset Management, Inc.(2)	890	2,581	1,691
International broker-dealers	44,976	106,386	61,410

Total	$190,978	$819,110	$628,132

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.

Banking

E*TRADE Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at December 31, 2006, the most recent date of notification, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed E*TRADE Bank’s category. At December 31, 2006, management believes that E*TRADE Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which E*TRADE Bank’s loans or securities are concentrated, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006:
Total Capital to risk-weighted assets	$2,593,081	10.55%	>$1,967,129	>8.0%	>$2,458,911	>10.0%
Tier I Capital to risk-weighted assets	$2,525,453	10.27%	>$ 983,565	>4.0%	>$1,475,347	> 6.0%
Tier I Capital to adjusted total assets	$2,525,453	6.07%	>$1,665,062	>4.0%	>$2,081,328	> 5.0%

December 31, 2005:
Total Capital to risk-weighted assets	$2,021,091	10.94%	>$1,478,238	>8.0%	>$1,847,797	>10.0%
Tier I Capital to risk-weighted assets	$1,957,805	10.60%	>$ 739,119	>4.0%	>$1,108,678	> 6.0%
Tier I Capital to adjusted total assets	$1,957,805	5.92%	>$1,322,343	>4.0%	>$1,652,929	> 5.0%

E*TRADE Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at both December 31, 2006 and 2005.

E*TRADE Bank is subject to certain restrictions on the amount of dividends it may declare without prior regulatory approval. At December 31, 2006, E*TRADE Bank had approximately $149.1 million of capital available for dividend declaration without regulatory approval while still maintaining a “well capitalized” status.

NOTE 24—LEASE	ARRANGEMENTS

The Company has non-cancelable and cancelable operating leases for facilities through 2022. Future minimum rental commitments under these leases are as follows (dollars in thousands):

Years ending December 31,
2007	$38,478
2008	36,315
2009	30,874
2010	28,348
2011	21,184
Thereafter	75,414

Total future minimum lease payments	$230,613

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense was $28.6 million, $22.2 million and $23.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 25—COMMITMENTS,	CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326 million claim for “promissory estoppel” in which MarketXT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankruptcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. The Company continues to believe that the respective claims brought against it by MarketXT and Omar Amanat are without merit, and the Company will continue both to vigorously defend itself against all such claims and to fully pursue its own claims and damages as described above.

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

Regulatory Matters

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999 – 2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

Beyond this, the securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. As a result, the Company is required to comply with many complex laws and rules, and its ability to comply is dependent in part on the establishment and maintenance of a qualified compliance system. From time to time, the Company has been threatened with or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, the NYSE, the NASD or the OTS by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

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

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	December 31, 2006
	Fixed Rate	Variable Rate	Total
Purchase loans	$—	$1,118,529	$1,118,529
Originate loans	$346,656	$109,974	$456,630
Sell loans	$56,349	$3,933	$60,282

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2006, the Company had commitments to purchase $3.6 billion and sell $2.7 billion in securities. In addition, the Company had approximately $4.3 billion of certificates of deposit scheduled to mature in less than one year and $7.4 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at December 31, 2006 is $0.2 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2006, management estimated that the maximum potential liability under this arrangement is equal to approximately $401.1 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 26—SEGMENT INFORMATION

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,522,811	$2,163,127	$(911,259)	$2,774,679
Operating interest expense	(639,248)	(1,646,658)	911,259	(1,374,647)

Net operating interest income	883,563	516,469	—	1,400,032
Provision for loan losses	—	(44,970)	—	(44,970)

Net operating interest income after provision for loan losses	883,563	471,499	—	1,355,062

Commission	479,876	145,389	—	625,265
Service charges and fees	115,672	21,769	—	137,441
Principal transactions	—	110,235	—	110,235
Gain on sales of loans and securities, net	36,698	19,288	—	55,986
Other revenue	138,316	9,269	(11,253)	136,332

Total non-interest income	770,562	305,950	(11,253)	1,065,259

Total net revenue	1,654,125	777,449	(11,253)	2,420,321

Expense excluding interest:
Compensation and benefits	306,994	162,208	—	469,202
Clearing and servicing	74,483	189,810	(11,253)	253,040
Advertising and market development	112,723	7,059	—	119,782
Communications	97,352	12,994	—	110,346
Professional services	68,097	28,850	—	96,947
Depreciation and amortization	57,151	16,694	—	73,845
Occupancy and equipment	76,948	8,620	—	85,568
Amortization of other intangibles	39,602	6,618	—	46,220
Facility restructuring and other exit activities	29,588	(1,051)	—	28,537
Other	95,944	40,098	—	136,042

Total expense excluding interest	958,882	471,900	(11,253)	1,419,529

Segment income	$695,243	$305,549	$—	$1,000,792

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and free credit transfer pricing and order flow rebates.

	Year Ended December 31, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$685,067	$1,395,769	$(430,572)	$1,650,264
Operating interest expense	(239,943)	(969,631)	430,410	(779,164)

Net operating interest income	445,124	426,138	(162)	871,100
Provision for loan losses	—	(54,016)	—	(54,016)

Net operating interest income after provision for loan losses	445,124	372,122	(162)	817,084

Commission	339,654	119,180	—	458,834
Service charges and fees	116,102	19,212	—	135,314
Principal transactions	—	99,175	161	99,336
Gain on sales of loans and securities, net	63,705	35,153	—	98,858
Other revenue	112,836	10,383	(28,800)	94,419

Total non-interest income	632,297	283,103	(28,639)	886,761

Total net revenue	1,077,421	655,225	(28,801)	1,703,845

Expense excluding interest:
Compensation and benefits	232,494	148,309	—	380,803
Clearing and servicing	47,618	170,919	(28,801)	189,736
Advertising and market development	96,918	9,017	—	105,935
Communications	71,693	10,792	—	82,485
Professional services	56,238	21,178	—	77,416
Depreciation and amortization	60,604	14,377	—	74,981
Occupancy and equipment	57,869	11,220	—	69,089
Amortization of other intangibles	13,894	29,871	—	43,765
Facility restructuring and other exit activities	(32,754)	2,737	—	(30,017)
Other	14,090	45,770	—	59,860

Total expense excluding interest	618,664	464,190	(28,801)	1,054,053

Segment income	$458,757	$191,035	$—	$649,792

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Year Ended December 31, 2004
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$492,233	$956,972	$(303,608)	$1,145,597
Operating interest expense	(169,955)	(644,108)	303,608	(510,455)

Net operating interest income	322,278	312,864	—	635,142
Provision for loan losses	—	(38,121)	—	(38,121)

Net operating interest income after provision for loan losses	322,278	274,743	—	597,021

Commission	328,889	102,749	—	431,638
Service charges and fees	84,445	13,130	—	97,575
Principal transactions	—	126,893	—	126,893
Gain on sales of loans and securities, net	93,694	47,024	—	140,718
Other revenue	106,457	16,684	(34,064)	89,077

Total non-interest income	613,485	306,480	(34,064)	885,901

Total net revenue	935,763	581,223	(34,064)	1,482,922

Expense excluding interest:
Compensation and benefits	227,867	122,573	—	350,440
Clearing and servicing	48,275	148,143	(34,064)	162,354
Advertising and market development	57,193	4,962	—	62,155
Communications	61,112	8,562	—	69,674
Professional services	44,474	24,540	—	69,014
Depreciation and amortization	65,599	12,293	—	77,892
Occupancy and equipment	57,437	12,135	—	69,572
Amortization of other intangibles	11,863	7,580	—	19,443
Facility restructuring and other exit activities	4,784	10,904	—	15,688
Other	49,542	41,349	—	90,891

Total expense excluding interest	628,146	393,041	(34,064)	987,123

Segment income	$307,617	$188,182	$—	$495,799

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Segment Assets

Total assets for each segment are shown in the following table (dollars in thousands):

	Retail	Institutional	Eliminations	Total
At December 31, 2006	$13,864,334	$39,874,969	$—	$53,739,303
At December 31, 2005	$12,901,008	$31,666,678	$—	$44,567,686

Geographic Information

The Company operates in both the United States and international markets. The Company’s international operations are conducted through offices in Europe, Asia and Canada. The following information provides a representation of each region’s contribution to the consolidated amounts (dollars in thousands):

	United States	Europe	Asia	Canada	Total
Total net revenue:
Year ended December 31, 2006	$2,152,253	$147,768	$53,505	$66,795	$2,420,321
Year ended December 31, 2005	$1,496,204	$80,505	$71,683	$55,453	$1,703,845
Year ended December 31, 2004	$1,310,234	$89,979	$32,360	$50,349	$1,482,922
Long-lived assets:
At December 31, 2006	$302,409	$6,255	$2,722	$7,003	$318,389
At December 31, 2005	$285,870	$5,047	$1,254	$7,085	$299,256

No single customer accounted for greater than 10% of gross revenues for the years ended December 31, 2006, 2005 and 2004.

NOTE 27—FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments whose estimated fair values were their carrying values are summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, brokerage receivables, net and brokerage payables—Fair value is estimated to be carrying value.

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

The fair value of financial instruments whose estimated fair values were different from their carrying values are summarized below (dollars in thousands):

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans receivable, net and loans held-for-sale, net	$26,656,193	$26,416,079	$19,512,266	$19,242,275
Liabilities:
Deposits	$24,071,012	$23,320,015	$15,948,015	$15,937,684
Securities sold under agreements to repurchase	$9,792,422	$9,809,313	$11,101,542	$11,014,478
Other borrowings	$5,323,962	$5,345,326	$4,206,996	$4,132,159
Senior notes	$1,401,592	$1,471,500	$1,401,947	$1,437,132
Mandatory convertible notes	$440,577	$525,060	$435,589	$493,958
Convertible subordinated notes	$—	$—	$185,165	$187,942

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

•

Deposits—For checking accounts, fair value is estimated to be carrying value. For sweep deposit accounts, money market accounts, passbook savings and fixed maturity certificates of deposit, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

•	Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows at the rate implied for other similar instruments with similar remaining maturities.

•

Other borrowings—For very short-term borrowings, fair value is estimated to be carrying value. For the rest of borrowings, fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities.

•	Senior, mandatory convertible and convertible subordinated notes—Fair value is estimated using quoted market prices.

NOTE 28—RELATED PARTY TRANSACTIONS

In the normal course of business, the Company extends credit to its principal officers, directors and employees to finance their purchases of securities on margin. Margin receivables to the Company’s principal officers totaled approximately $6.3 million and $5.3 million as of December 31, 2006 and 2005, respectively. These margin receivables are made on the same terms and conditions as the Company’s loans to other non-affiliated customers.

NOTE 29—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of income and comprehensive income, balance sheet, and cash flows:

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Management fees from subsidiaries	$181,621	$224,894	$318,772

Total net revenue	181,621	224,894	318,772

Expense excluding interest:
Compensation and benefits	139,056	130,081	124,208
Clearing and servicing	(1,089)	206	(1,062)
Advertising and market development	9,036	13,498	6,154
Communications	25,455	18,973	17,949
Professional services	35,296	27,647	30,445
Depreciation and amortization	54,621	50,528	54,664
Occupancy and equipment	24,559	25,036	32,335
Facility restructuring and other exit activities	20,279	2,991	14,478
Intercompany allocations and charges	(147,798)	(120,598)	(30,260)
Other	24,281	17,545	33,089

Total expense excluding interest	183,696	165,907	282,000

Income (loss) before other income (expense), income taxes, discontinued operations and cumulative effect of accounting change	(2,075)	58,987	36,772

Other income (expense):
Corporate interest income	2,617	2,265	740
Corporate interest expense	(149,700)	(71,510)	(45,775)
Gain on sales and impairment of investments	—	982	1,427
Loss on early extinguishment of debt	(703)	—	(19,443)
Equity in income (loss) of investments and venture funds	(989)	6,247	4,858

Total other income (expense)	(148,775)	(62,016)	(58,193)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(150,850)	(3,029)	(21,421)
Income tax benefit	(143,845)	(10,806)	(42,007)

Net income (loss) from continuing operations	(7,005)	7,777	20,586
Gain from discontinued operations, net of tax	2,593	—	—
Cumulative effect of accounting change, net of tax	—	1,646	—
Equity in income of other consolidated subsidiaries	633,271	420,989	359,897

Net income	628,859	430,412	380,483
Other comprehensive loss	(25,760)	(34,513)	(51,222)

Comprehensive income	$603,099	$395,899	$329,261

BALANCE SHEET

(In thousands)

	December 31,
	2006	2005
ASSETS
Cash and equivalents	$139,542	$93,514
Property and equipment, net	230,120	205,796
Investment in other consolidated subsidiaries	5,529,008	5,117,555
Receivable from subsidiaries	107,031	116,100
Other assets	201,495	97,320

Total assets	$6,207,196	$5,630,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Senior notes	$1,401,593	$1,401,947
Mandatory convertible notes	440,577	435,589
Convertible subordinated notes	—	185,165
Other liabilities	168,656	208,024

Total liabilities	2,010,826	2,230,725

Total shareholders’ equity	4,196,370	3,399,560

Total liabilities and shareholders’ equity	$6,207,196	$5,630,285

STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,859	$430,412	$380,483
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	(1,646)	—
Equity in undistributed income of other subsidiaries	(307,623)	(55,210)	(316,385)
Equity in income of investments and venture funds	989	(6,247)	(4,858)
Depreciation and amortization	54,621	50,528	54,664
Gain on sales and impairment of investments	—	(946)	(1,427)
Non-cash restructuring costs and other exit activities	20,279	2,991	14,478
Stock-based compensation	8,848	6,916	—
Tax benefit from tax deductions in excess of compensation expense	(12,410)	(10,352)	(17,913)
Other	(1,213)	1,459	4,645
Other changes, net:
Other assets and liabilities, net	(63,350)	(73,131)	95,684
Facility restructuring liabilities	(798)	(4,581)	(9,301)

Net cash provided by operating activities	328,202	340,193	200,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,400)	(66,191)	(70,206)
Purchase of investments	—	(9,785)	(10,566)
Proceeds from sales/maturities of investments	2,162	18,803	16,409
Return of capital from other subsidiaries	44,014	—	—
Cash used in business acquisitions	(15,259)	(2,312,879)	—
Cash contribution to subsidiaries	(167,978)	(80,000)	—
Other	3,262	1,021	—

Net cash used in investing activities	(221,199)	(2,449,031)	(64,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for redemption of convertible notes	(1,754)	—	(428,902)
Proceeds from issuance of senior notes	—	992,064	394,000
Proceeds from issuance of mandatory convertible notes	—	436,500	—
Repurchases of common stock	(122,601)	(58,215)	(175,776)
Proceeds from issuance of common stock from employee stock transactions	52,720	753,134	43,974
Tax benefit from tax deductions in excess of compensation expense recognition	12,410	10,352	17,913
Payment of capital leases	—	(157)	(734)
Other	(1,750)	(333)	260

Net cash provided by (used in) financing activities	(60,975)	2,133,345	(149,265)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	46,028	24,507	(13,558)
CASH AND EQUIVALENTS, Beginning of period	93,514	69,007	82,565

CASH AND EQUIVALENTS, End of period	$139,542	$93,514	$69,007

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2006, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2006, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

NOTE 30—SUBSEQUENT EVENT

On February 13, 2007, the Company’s open offer to purchase an additional 20% of Investsmart’s outstanding shares closed. During this open offer, approximately 5% of Investmart’s shares were tendered, increasing our total ownership percentage to 45%.

NOTE 31—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (dollars in thousands, except per share amounts):

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total net revenue	$598,349	$611,358	$581,766	$628,848	$417,397	$387,687	$419,836	$478,925
Net income from continuing operations	$142,984	$156,692	$150,228	$176,910	$102,206	$109,383	$109,138	$125,511
Net income	$142,471	$156,484	$153,249	$176,655	$91,994	$101,567	$107,491	$129,360
Earnings per share from continuing operations:
Basic	$0.34	$0.37	$0.35	$0.42	$0.28	$0.30	$0.30	$0.32
Diluted	$0.33	$0.36	$0.34	$0.40	$0.27	$0.29	$0.29	$0.31
Net earnings per share:
Basic	$0.34	$0.37	$0.36	$0.42	$0.25	$0.28	$0.29	$0.33
Diluted	$0.33	$0.36	$0.35	$0.40	$0.24	$0.27	$0.28	$0.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2006, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders, to be held May 23, 2007 which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Acquisition and Reorganization at May 31, 1999 by and among the Registrant, Turbo Acquisition Corp. and Telebanc Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-4, Registration Statement No. 333-91467).

2.2	Merger Agreement made at June 14, 2000 between the Company, 3045157 Nova Scotia Company, EGI Canada Corporation, Versus Technologies Inc., Versus Brokerage Services Inc., Versus Brokerage Services (U.S.) Inc. and Fairvest Securities Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

2.3	Agreement and Plan of Mergers, Member Interest Purchase Agreement and Reorganization, dated at August 29, 2001, by and among the Company, Dempsey LLC and the individuals and entities names therein (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on September 19, 2001).

2.4	Sale and Purchase Agreement, dated September 28, 2005, by and among the Company, J.P. Morgan Chase & Co. and J.P. Morgan Invest Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 3, 2005).

2.5	First Amendment to Purchase and Sale Agreement, dated October 6, 2005, by and among Harris Financial Corp, Harrisdirect LLC and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed October 7, 2005).

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003).

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628).

3.3	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001).

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.4	Registration Rights Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802).

4.5	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102).

4.6	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 9, 2001).

Exhibit Number	Description

4.7	Indenture dated June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Form 10-Q filed August 5, 2004).

4.8	Registration Rights Agreement dated as of June 8, 2004 between E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc. and Sandler O’Neill & Partners, L.P., as Initial Purchasers (Incorporated by reference to Exhibit I of the Company’s Form S-4 filed July 1, 2004).

4.9	Purchase Contract and Pledge Agreement dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.10	Form of Corporate Unit (included in Exhibit 4.9—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.11	Form of Treasury Unit (included in Exhibit 4.9—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.12	Subordinated Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.13	Supplemental Indenture No. 1 dated November 22, 2005 to the Subordinated Indenture between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.14	Form of Subordinated Note (included in Exhibit 4.13—Supplemental Indenture No. 1 to the Subordinated Indenture) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.15	Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.16	Form of Senior Note (included in Exhibit 4.15—Indenture dated November 22, 2005) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006)

4.17	First Supplemental Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005).

4.18	Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005).

4.19	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005).

4.20	Registration Rights Agreement dated as of September 19, 2005, among E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as Initial Purchasers, relating to the Company’s 7 3/8% Senior Notes due 2011 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005).

4.21	Supplemental Indenture dated November 10, 2005, between E*TRADE Financial Corporation and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed November 15, 2005).

4.22	Registration Rights Agreement dated November 10, 2005, between E*TRADE Financial Corporation and J.P. Morgan Securities Inc. and Morgan Stanley & Co., relating to the Company’s 7 3/8% Senior Notes Due 2013 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 15, 2005).

4.23	Common Stock Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters

Exhibit Number	Description

named therein, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as forward sellers, and Morgan Stanley & Co. International Limited and JPMorgan Chase Bank, National Association, as forward counterparties, dated November 16, 2005 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005).

4.24	Notes Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005).

4.25	Equity Units Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on November 18, 2005).

4.26	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and Morgan Stanley & Co. International Limited dated November 16, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005).

4.27	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and JPMorgan Chase Bank, National Association dated November 16, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005).

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.2	1983 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.3	1993 Stock Option Plan (Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.4	Amended 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.5	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.6	1996 Stock Purchase Plan (Incorporated by reference to Exhibit 99.13 of the Company’s Registration Statement on Form S-8, Registration Statement No. 333-12503).

10.7	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.8	Menlo Oaks Corporate Center Standard Business Lease by and between Menlo Oaks Partners, L.P. and E*TRADE Financial Corporation, dated August 18, 1998 (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.10	Lease of premises at 10951 White Rock Road, Rancho Cordova, California (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.11	Clearing Agreement between E*TRADE Securities, Inc. and Herzog, Heine, Geduld, Inc. dated May 11, 1994 (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

Exhibit Number	Description

10.12	Guarantee by the Registrant to Herzog, Heine, Geduld, Inc. (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.13	BETAHOST Master Subscription Agreement between E*TRADE Securities, Inc. and BETA Systems Inc. dated June 27, 1996 (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.14	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P. and GAP Coinvestment Partners, L.P. dated September 28, 1995 (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.15	Stock Purchase Agreement among the Registrant, General Atlantic Partners II, L.P., and GAP Coinvestment Partners, L.P., Richard S. Braddock and the Cotsakos Group dated April 10, 1996 (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.16	Stock Purchase Agreement between the Registrant and SOFTBANK Holdings Inc. dated June 6, 1996 (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.17	Shareholders Agreement among the Registrant, General Atlantic Partners II, L.P., GAP Coinvestment Partners, L.P. and the Shareholders named therein dated September 1995 (the “Shareholders Agreement”) (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.18	Supplement No. 1 to Shareholders Agreement dated at April 10, 1996 (Incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.19	Shareholders Agreement Supplement and Amendment dated at June 6, 1996 (Incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.20	Purchase Agreement, dated February 1, 2000, by and among the Company, FleetBoston Robertson Stephens Inc., Hambrecht & Quist LLC and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q, filed February 14, 2000).

10.21	Consulting Agreement between the Registrant and George Hayter dated at June 1996 (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525).

10.24	Joint Venture Agreement dated June 3, 1998 by and between E*TRADE Financial Corporation and SOFTBANK CORP. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 12, 1998).

10.25	Promissory Note dated June 5, 1998 issued by E*TRADE Financial Corporation to SOFTBANK CORP. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 12, 1998).

10.26	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed June 12, 1998).

10.27	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 17, 1998).

10.28	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed April 17, 2000).

Exhibit Number	Description

10.29	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed April 17, 2000).

10.30	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000).

10.31	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed August 14, 2000).

10.32	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed October 25, 2000).

10.35	Form of Note Secured by Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q filed August 14, 2000).

10.36	Form of Stock Pledge Agreement by and between the Company and Christos M. Cotsakos, Jerry Gramaglia, Connie M. Dotson, Pamela Kramer, and Leonard C. Purkis. (Incorporated by reference to Exhibit 10.12 of the Company’s Form 10-Q filed August 14, 2000).

10.43	Form of Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed February 14, 2001).

10.44	Form of Note Secured by Stock Pledge Agreement by and between the Company and Jerry Gramaglia dated December 20, 2000 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed February 14, 2001).

10.45	Form of Note, Loan Agreement and Unit Pledge Agreement dated November 20, 2000 by and between the Company and William A. Porter (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed February 14, 2001).

10.46	Supplemental Executive Retirement Plan dated January 1, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed February 14, 2001).

10.47	Form of Residential Lease with option to buy entered into between B.R.E. Holdings LLC, a wholly owned subsidiary of the Company and Jerry Gramaglia, as lessee (Incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed May 15, 2001).

10.48	Form of Loan and Note Agreement between the Company and Dennis Lundien, dated May 9, 2001 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed August 14, 2001).

10.49	Form of Note and Stock Pledge Agreement between the Company and Christos M. Cotsakos, dated June 19, 2001 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed August 14, 2001).

10.50	Termination Agreement and General Release by and between the Company and SoundView Technology Group, Inc. dated August 20, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 6, 2001).

10.51	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001).

10.52	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001).

Exhibit Number	Description

10.53	Second Amended Employment Agreement dated August 27, 2001 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed November 6, 2001).

10.54	Employment Agreement dated October 1, 2001 by and between the Company and Jerry Gramaglia (Incorporated by reference to Exhibit 10.54 of the Company’s Form 10-K filed April 1, 2002).

10.55	Form of Employment Agreement dated October 1, 2001 by and between the Company and Mitchell H. Caplan, R. (Robert) Jarrett Lilien and Joshua S. Levine, as individuals (Incorporated by reference to Exhibit 10.55 of the Company’s Form 10-K filed April 1, 2002).

10.56	Employment Agreement dated May 15, 2002 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 10, 2002).

10.57	Separation Agreement dated January 23, 2003 by and between the Company and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.57 of the Company’s Form 10-K filed March 27, 2003).

10.58	Employment Agreement dated January 23, 2003 by and between the Company and Mitchell H. Caplan. (Incorporated by reference to Exhibit 10.58 of the Company’s Form 10-K filed March 27, 2003).

10.59	Form of Employment Agreement dated January 21, 2003 by and between the Company and Mitchell H. Caplan, Arlen W. Gelbard, Joshua S. Levine and R. Jarrett Lilien (Incorporated by reference to Exhibit 10.59 of the Company’s Form 10-K filed March 27, 2003).

10.60	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed August 8, 2003).

10.61	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed November 7, 2003).

10.62	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 7, 2003).

10.63	Settlement Agreement dated as of December 10, 2003, between E*TRADE Financial Corporation and its subsidiaries and affiliates and Christos M. Cotsakos (Incorporated by reference to Exhibit 10.63 of the Company’s Form 10-K filed March 11, 2004).

10.64	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarret Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua Levine, Robert J. Simmons and Russell S. Elmer (Incorporated by reference to Exhibit 10.64 of the Company’s Form 10-Q filed November 5, 2004).

10.65	Code of Conduct (Incorporated by reference to Exhibit 10.65 of the Company’s Form 10-Q filed November 5, 2004).

10.66	Remarketing Agreement dated November 22, 2005 among E*TRADE and Morgan Stanley & Co. Incorporated and The Bank of New York. (Incorporated by reference to Exhibit 10.66 of the Company’s Form 10-K filed March 1, 2006)

10.67	2005 Equity Incentive Plan and Forms of Award Agreements (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

10.68	Executive Bonus Plan (incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005).

10.69	Credit Agreement dated September 19, 2005 between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference as exhibit 10.01 in 10-Q filed November 1, 2005).

*12.1	Statement of Earnings to Fixed Charges.

Exhibit Number	Description

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification —Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007

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

Signature	Title	Date

/s/ GEORGE A. HAYTER (George A. Hayter)	Chairman of the Board	March 1, 2007

/s/ MITCHELL H. CAPLAN (Mitchell H. Caplan)	Chief Executive Officer (principal executive officer)	March 1, 2007

/s/ ROBERT J. SIMMONS (Robert J. Simmons)	Chief Financial Officer (principal financial and accounting officer)	March 1, 2007

/s/ DARYL G. BREWSTER (Daryl G. Brewster)	Director	March 1, 2007

(Ronald D. Fisher)	Director

/s/ R. JARRETT LILIEN (R. Jarrett Lilien)	Director	March 1, 2007

/s/ MICHAEL K. PARKS (Michael K. Parks)	Director	March 1, 2007

(C. Cathleen Raffaeli)	Director

/s/ LEWIS E. RANDALL (Lewis E. Randall)	Director	March 1, 2007

/s/ DONNA L. WEAVER (Donna L. Weaver)	Director	March 1, 2007

/s/ STEPHEN H. WILLARD (Stephen H. Willard)	Director	March 1, 2007