Form 10-Q
period 2007-03-31
E TRADE FINANCIAL CORP
filed 2007-05-10
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of May 4, 2007, there were 426,865,051 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2007

Unless otherwise indicated, references to “the Company,” “We,” “Us,” “Our” and “E*TRADE” mean E*TRADE Financial Corporation or its subsidiaries.

E*TRADE, E*TRADE Financial, E*TRADE Bank (“Bank”), ClearStation, Equity Edge, Equity Resource, OptionsLink and the Converging Arrows logo are registered trademarks of E*TRADE Financial Corporation in the United States and in other countries.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This information is set forth immediately following Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” ”anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2006 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors.”

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

OVERVIEW

Strategy

Our strategy centers on strengthening and growing our retail business and leveraging that growth in our institutional business. We strive to further develop our retail business by acquiring, retaining and expanding our relationships with global retail customers. We offer our retail and institutional customers a suite of investing, trading, banking and lending products. We plan to grow these relationships organically by using technology to deliver an attractive combination of product, service and price to the value-driven mass affluent customer. We also intend to grow, where appropriate, through targeted acquisitions which leverage our existing business platform and through further expansion into certain international markets.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	competitors’ pricing on financial products and services;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance, volume and volatility of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our investing, trading, banking and lending products;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	At or For the Three Months Ended March 31,		Variance
	2007	2006	2007 vs. 2006
Customer Activity Metrics:
Retail client assets (dollars in billions)	$200.5	$192.0	4%
Customer cash and deposits (dollars in billions)	$36.0	$29.8	21%
U.S. daily average revenue trades	141,238	159,199	(11)%
International daily average revenue trades	28,798	21,960	31%

Total daily average revenue trades	170,036	181,159	(6)%
Average commission per trade	$11.89	$12.10	(2)%

Company Financial Metrics:
Net revenue growth(1)	8%	43%	(35)%
Enterprise net interest spread (basis points)	274	286	(4)%
Enterprise interest-earning assets (average in billions)	$52.9	$41.3	28%
Operating margin (%)	42%	41%	1%
Compensation and benefits as a % of revenue	19%	19%	(0)%

(1)	Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Customer Activity Metrics

•

Retail client assets are an indicator of the value of our relationship with the customer. An increase in retail client assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and are key drivers of net operating interest income.

•	Daily average revenue trades (“DARTs”) are the predominant driver of commission revenue from our retail customers.

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

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

•	Operating margin is an indicator of the profitability of our operations.

•	Compensation and benefits as a percentage of revenue is an indicator of our productivity. This ratio coupled with operating margin is an indictor of our efficiency.

Significant Events in the First Quarter of 2007

Launch of Global Trading Platform Pilot Program

We launched our Global Trading Platform pilot program, which provides the ability to buy, sell and hold foreign equities in local currencies to investors who seek liquidity and diversity in their portfolios. Under the pilot program, certain of our U.S. customers now have access to foreign stocks and currencies in six major international markets: Canada, France, Germany, Hong Kong, Japan and the United Kingdom.

Introduction of the Max-Rate Checking Account

E*TRADE Bank introduced a Max-Rate Checking Account which features an annual percentage yield up to 3.25%, unlimited check writing and free online bill pay, among other benefits.

Summary Financial Results

Income Statement Highlights for the Three Months Ended March 31, 2007 (dollars in millions, except per share amounts)

	Three Months Ended March 31,		Variance
	2007	2006	2007 vs. 2006
Total net revenue	$645.0	$598.3	8%
Net operating interest income after provision for loan losses	$369.4	$314.6	17%
Operating margin	$270.6	$243.8	11%
Net income	$169.4	$142.5	19%
Diluted net earnings per share	$0.39	$0.33	18%
Operating margin (%)	42%	41%	1%

During the first quarter of 2007, despite volatility in the global equity markets and increased pressure on the domestic real estate market, we continued to strengthen our operating and financial performance. Total net revenue and net income increased 8% and 19%, respectively, when compared to the corresponding period in the prior year. We believe the investments we have made in marketing, operations and service are driving organic growth in customer cash and deposits and margin receivables, which are the primary drivers of our increase in net income. We were able to achieve this growth while increasing our operating margin to 42% in the first quarter of 2007 from 41% when compared to the same period in the prior year. We believe this growth in operating margin reflects increasing efficiencies in our operations and control over our operating expenses.

Net operating interest income after provision for loan losses increased 17% to $369.4 million for the three months ended March 31, 2007, compared with the same period in 2006. Net operating interest income benefited from increases in customer cash and deposits, which increased $6.2 billion compared to the same period in 2006. The increase in customer cash and deposits resulted from organic growth, primarily in our new Complete Savings Account, which was launched at the end of 2006. This new product has driven measurable growth in cash from new and existing customers. In addition, customers who utilized this new product tended to engage more broadly with our other products and services.

Balance Sheet Highlights (dollars in billions)

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Total assets	$60.1	$53.7	12%
Total average enterprise interest-earning assets(1) (2)	$52.9	$49.6	7%
Average loans, net and margin receivables as a percentage of enterprise interest-earning assets(1) (2)	66%	65%	1%
Average retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities(1) (2)	62%	62%	0%

(1)

The table data on average enterprise interest-earning assets, loans, net and margin receivables, retail deposits and customer payables has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies”.

(2)	Percentages calculated reflect data for the three months ended March 31, 2007 and December 31, 2006.

The increase in total assets was attributable primarily to increases of $3.3 billion in loans receivable, net and $2.5 billion in available-for-sale mortgage-backed and investment securities. The increase in loans receivable, net was due principally to growth in our real estate loan portfolio. We continue to focus our efforts on growing our residential mortgage loan portfolios, primarily one- to four-family loans, and allowing our consumer loan portfolio to decline. Average enterprise interest-earning assets increased by $11.5 billion in the first three months of 2007 compared to the same period in 2006, which was related primarily to the increase in average loans, net and margin receivables.

Retail deposits and customer payables were $32.1 billion, up 8% or $2.4 billion during the first three months of 2007. Retail deposits and customer payables are two of our lowest cost sources of funding and are important contributors to our net operating interest income growth. The increase during the period was due primarily to growth in the Complete Savings Account.

EARNINGS OVERVIEW

Net income increased 19% to $169.4 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase was a result of strong growth in interest-earning assets, which are funded primarily by retail deposits and customer payables. In addition, we were able to achieve this growth while increasing our operating margin to 42% in the first quarter of 2007 from 41% when compared to the same period in the prior year. We believe this growth in operating margin is reflective of increasing efficiencies in our operations.

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

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense) and income tax expense.

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Revenue:
Operating interest income	$829,795	$594,294	$235,501	40%
Operating interest expense	(439,209)	(269,505)	(169,704)	63%

Net operating interest income	390,586	324,789	65,797	20%
Provision for loan losses	(21,186)	(10,197)	(10,989)	108%

Net operating interest income after provision for loan losses	369,400	314,592	54,808	17%

Commission	158,993	175,869	(16,876)	(10)%
Fees and service charges	59,498	57,862	1,636	3%
Principal transactions	30,082	30,692	(610)	(2)%
Gain on sales of loans and securities, net	17,375	11,628	5,747	49%
Other revenue	9,650	7,706	1,944	25%

Total non-interest income	275,598	283,757	(8,159)	(3)%

Total net revenue	$644,998	$598,349	$46,649	8%

Net operating interest income after provision for loan losses continues to be our largest source of revenue and now represents 57% of total net revenue for the three months ended March 31, 2007. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Three Months Ended March 31,		Variance
	2007	2006	2007 vs. 2006
Revenue:
Net operating interest income after provision for loan losses	57%	53%	4%
Commission(1)	25	29	(4)%
Fees and service charges	9	10	(1)%
Principal transactions	5	5	0%
Gain on sales of loans and securities, net	3	2	1%
Other revenue	1	1	0%

Total net revenue	100%	100%	—%

(1)

Retail commission revenue represented 19% and 23% of total net revenue for the three months ended March 31, 2007 and 2006, respectively. Institutional commission revenue represented 6% and 7% of total net revenue for the three months ended March 31, 2007 and 2006, respectively.

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 17% to $369.4 million for the three months ended March 31, 2007, compared to the same period in 2006. The increase in net operating interest income was due primarily to growth in enterprise interest-earning assets, specifically loans, net. Average loans, net as a percentage of average enterprise interest-earning assets increased 6% to 53% for the three months ended March 31, 2007 compared to the same period in 2006.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies" (dollars in thousands):

	Three Months Ended March 31,
	2007			2006
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$28,093,409	$451,399	6.43%	$19,571,064	$281,270	5.75%
Margin receivables	6,787,828	123,986	7.41%	6,477,585	104,904	6.57%
Mortgage-backed and related available-for-sale securities	12,040,109	157,967	5.25%	10,555,616	125,504	4.76%
Available-for-sale investment securities	3,901,434	63,496	6.52%	2,519,826	37,389	5.94%
Trading securities	119,779	3,269	10.92%	138,660	2,648	7.64%
Cash and cash equivalents(1)	1,358,120	15,930	4.76%	1,549,180	15,899	4.16%
Stock borrow and other	570,805	10,051	7.14%	530,629	7,730	5.91%

Total enterprise interest-earning assets	52,871,484	826,098	6.27%	41,342,560	575,344	5.56%

Non-operating interest-earning assets(2)	4,422,167			4,915,704

Total assets	$57,293,651			$46,258,264

Enterprise interest-bearing liabilities:
Retail deposits	$24,696,611	177,329	2.91%	$18,120,089	90,505	2.03%
Brokered certificates of deposit	466,559	5,659	4.92%	420,600	4,113	3.97%
Customer payables	6,380,411	20,479	1.30%	6,759,733	16,373	0.98%
Repurchase agreements and other borrowings	12,137,872	159,031	5.24%	9,855,018	111,520	4.53%
Federal Home Loan Bank (“FHLB”) advances	4,996,389	62,852	5.03%	3,054,111	32,539	4.26%
Stock loan and other	1,349,305	12,515	3.76%	669,753	4,197	2.54%

Total enterprise interest-bearing liabilities	50,027,147	437,865	3.53%	38,879,304	259,247	2.70%

Non-operating interest-bearing liabilities(3)	3,016,712			3,918,572

Total liabilities	53,043,859			42,797,876
Total shareholders’ equity	4,249,792			3,460,388

	$57,293,651			$46,258,264

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,844,337	$388,233	2.74%	$2,463,256	$316,097	2.86%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.94%			3.06%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.69%			106.34%
Return on average:
Total assets			1.18%			1.23%
Total shareholders’ equity			15.95%			16.47%
Average equity to average total assets			7.42%			7.48%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Enterprise net interest income(4)	$388,233	$316,097
Taxable equivalent interest adjustment	(7,320)	(3,392)
Stock conduit, net(5)	9	262
Customer cash held by third parties(6)	9,664	11,822

Net operating interest income	$390,586	$324,789

(1)	Includes segregated cash balances.
(2)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(3)

Non-operating interest-bearing liabilities consist of corporate debt, accounts payable, accrued and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(4)

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

(5)	Net operating interest income earned on average stock conduit assets of $2.7 million and $824.0 million for the quarters ended March 31, 2007 and 2006, respectively.
(6)

Includes interest earned on average customer assets of $3.9 billion and $3.6 billion for the quarters ended March 31, 2007 and 2006, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

Average enterprise interest-earning assets increased 28% to $52.9 billion for the three months ended March 31, 2007 compared to the same period in 2006. Average loans, net and margin receivables grew 44% to $28.1 billion and 5% to $6.8 billion, respectively, for the three months ended March 31, 2007 compared to the same period in 2006. Average loans, net grew as a result of our focus on growing mortgage loan products.

Average enterprise interest-bearing liabilities increased 29% to $50.0 billion for the three months ended March 31, 2007 compared to the same period in 2006. The increase in average enterprise interest-bearing liabilities was primarily in low-cost customer deposits. Average retail deposits increased 36% to $24.7 billion for the three months ended March 31, 2007 compared to the same period in 2006. Increases in average retail deposits were driven by growth in the Complete Savings Account.

Enterprise net interest spread decreased by 12 basis points to 2.74% for the three months ended March 31, 2007 compared to the same period in 2006. This minor decrease was primarily the result of the challenging interest rate environment in which the yield curve continues to remain relatively flat to inverted.

Provision for Loan Losses

Provision for loan losses increased 108% to $21.2 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in the provision for loan losses was related primarily to the growth in our mortgage loan portfolio and the increase in delinquent loans during the period. While our credit standards have remained strong, we anticipate upward trends in delinquencies and charge-offs compared to 2006 as a result of the continued seasoning of our mortgage loan portfolio and the current instability in the overall consumer credit market. The provision for loan losses is expected to increase in future periods consistent with the seasoning of the portfolio. Further deterioration in the consumer credit market could drive an increase in the provision for loan losses above the amounts recorded during the first quarter of 2007.

Commission

Retail and institutional commission revenue decreased 10% to $159.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The primary factors that affect our commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs decreased 6% to 170,036 for the three months ended March 31, 2007 compared to the same period in 2006. Our U.S. DART volume decreased 11% from 2006, driven by changing market conditions and decreased trading activities. Our international DARTs grew by 31% compared to 2006, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time they will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 14% of U.S. trading volume versus 12% a year ago.

Average commission per trade decreased 2% to $11.89 for the three months ended March 31, 2007 compared to 2006. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period which resulted in a heavier weighting of Active Traders, who generally have a lower commission per trade.

Fees and Service Charges

During the period ended March, 31, 2007, the Company re-defined the line item “Service charges and fees” by reclassifying certain fee-like revenue items formerly reported in “Other revenue” into the “Service charges and fees” line item, now called “Fees and service charges.” The fee-like revenue streams moved include payment for order flow, foreign currency margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue.

Fees and service charges increased 3% to $59.5 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase was due to an increase in our advisor management fees, partially offset by a decrease in account maintenance fees. We expect our account maintenance fee income to continue to decline over time as we have fewer customers who are subject to the fee; however, we expect our advisory management fee income, which is not currently a significant portion of fees and service charges, to increase over time as we focus on growing this product.

Principal Transactions

Principal transactions decreased 2% to $30.1 million for the three months ended March 31, 2007, compared to the same period in 2006. The decrease in principal transactions resulted from lower trading volumes and market volatility which were compounded by a decrease in the average revenue earned per trade. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net increased 49% to $17.4 million for the three months ended March 31, 2007 compared to the same period in 2006, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Gain on sales of originated loans	$1,915	$3,318	$(1,403)	(42)%
Loss on sales of loans held-for-sale, net	(1,662)	(689)	(973)	141%

Gain on sales of loans, net	253	2,629	(2,376)	(90)%
Gain on sales of securities, net	17,122	8,999	8,123	90%

Gain on sales of loans and securities, net	$17,375	$11,628	$5,747	49%

The increase in the total gain on sales of loans and securities, net during the three months ended March 31, 2007 was due primarily to an increase in gain on sales of securities, partially offset by the decrease in gain on sales of originated loans compared to the same period in 2006. Retail mortgage loan origination volumes decreased during the comparable periods and we retained a greater number of originated mortgage loans on the balance sheet to drive growth in net operating interest income. The increase in gain on sales of securities, net resulted from higher security sales volumes for the three months ended March 31, 2007 compared to same period in 2006.

Other Revenue

Other revenue increased 25% to $9.7 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in other revenue was due to an increase in software consulting fees from our Corporate Services business.

Expense Excluding Interest

The components of expense excluding interest and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Compensation and benefits	$123,782	$115,988	$7,794	7%
Clearing and servicing	67,252	63,288	3,964	6%
Advertising and marketing development	45,592	34,781	10,811	31%
Communications	26,156	31,408	(5,252)	(17)%
Professional services	24,985	27,755	(2,770)	(10)%
Depreciation and amortization	19,383	18,789	594	3%
Occupancy and equipment	23,579	20,504	3,075	15%
Amortization of other intangibles	10,268	11,332	(1,064)	(9)%
Facility restructuring and other exit activities	733	(253)	986	*
Other	32,675	31,005	1,670	5%

Total expense excluding interest	$374,405	$354,597	$19,808	6%

*	Percentage not meaningful

Expense excluding interest increased 6% to $374.4 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase in expense excluding interest was driven primarily by an increase in marketing initiatives and increased compensation and benefits expense.

Compensation and Benefits

Compensation and benefits increased 7% to $123.8 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase resulted primarily from increased variable and incentive compensation expense. These increases in compensation are in line with the growth and performance of our business and our focus on enhancing customer service with additional representatives. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this expense. This ratio was 19% for both the three month periods ending March 31, 2007 and 2006.

Clearing and Servicing

Clearing and servicing expense increased 6% to $67.3 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase is due to higher loan balances during the period, which resulted in higher servicing costs.

Advertising and Market Development

Advertising and market development expense increased 31% to $45.6 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase is a result of expanded efforts to promote our products and services to the value-driven mass affluent customer.

Communications

Communications expense decreased 17% to $26.2 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is due to higher expenses in 2006 associated with communications to our newly acquired customers from Harrisdirect and BrownCo. In addition, variable expenses such as quote services and trade confirmations decreased with our decrease in trading volume.

Professional Services

Professional services decreased 10% to $25.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease is due primarily to higher third party support services in 2006, including technology and transitional service agreements, associated with our integrations of Harrisdirect and BrownCo in 2006.

Occupancy and Equipment

Occupancy and equipment increased 15% to $23.6 million for the three months ended March 31, 2007 compared to the same period in 2006. The increase is due primarily to new or expanded customer service centers.

Other Income (Expense)

Other income (expense) decreased from an expense of $22.1 million to an expense of $8.2 million for the three months ended March 31, 2007 compared to the same period in 2006, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Other income (expense):
Corporate interest income	$1,705	$1,961	$(256)	(13)%
Corporate interest expense	(37,791)	(40,508)	2,717	(7)%
Gain on sales and impairment of investments	19,756	17,616	2,140	12%
Loss on early extinguishment of debt	—	(135)	135	*
Equity in income (loss) of investments and venture funds	8,095	(1,007)	9,102	*

Total other expense	$(8,235)	$(22,073)	$13,838	*

*	Percentage not meaningful

Total other expense for the three months ended March 31, 2007 primarily consisted of corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $19.8 million in gain on sales and impairment of investments, which resulted from the sale of our investment in E*TRADE Australia during the first quarter of 2007. Also offsetting corporate interest expense was $8.1 million in income from equity method investments and venture funds for the three months ended March 31, 2007.

Income Tax Expense

Income tax expense from continuing operations increased 18% to $92.9 million during the three months ended March 31, 2007 compared to the same period in 2006. The increase in income tax expense was related to the increase in pre-tax income over the comparable period. Our effective tax rates for the three months ended March 31, 2007 and 2006 were 35.4% and 35.5%, respectively.

SEGMENT RESULTS REVIEW

Retail

Retail segment income decreased 3% to $171.5 million for the three months ended March 31, 2007 compared to the same period in 2006, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Retail segment income:
Net operating interest income after provision for loan losses	$227,481	$205,920	$21,561	10%
Commission	123,305	135,864	(12,559)	(9)%
Fees and service charges	54,203	53,344	859	2%
Gain on sales of loans and securities, net	4,911	8,727	(3,816)	(44)%
Other revenue	9,751	9,299	452	5%

Net segment revenue	419,651	413,154	6,497	2%
Total segment expense	248,193	235,820	12,373	5%

Total retail segment income	$171,458	$177,334	$(5,876)	(3)%

Key Metrics:
Retail client assets (dollars in billions)	$200.5	$192.0	$8.5	4%
Customer cash and deposits (dollars in billions)	$36.0	$29.8	$6.2	21%
U.S. DARTS	141,238	159,199	(17,961)	(11)%
International DARTS	28,798	21,960	6,838	31%

DARTs	170,036	181,159	(11,123)	(6)%
Average commission per trade	$11.89	$12.10	$(0.21)	(2)%
Average margin debt (dollars in billions)	$6.9	$6.6	$0.3	5%

Our retail segment generates revenue from investing, trading, banking and lending relationships with retail customers. These relationships essentially drive five sources of revenue including net operating interest income; commission; fees and service charges; gain on sales of loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service retail customers through these corporate relationships. Our geographically dispersed retail accounts grew 5% during the three months ended March 31, 2007 compared to the same period in 2006. We believe this growth is a result of the investments we have made in marketing, operations and service. As of March 31, 2007, we had approximately 3.6 million active investing and trading accounts and 0.9 million active deposit and lending accounts.

The slight decline in retail segment income during the first quarter of 2007 was the result of lower commission revenue and higher marketing spend offset by growth in net operating interest income.

Retail net operating interest income after provision for loan losses increased 10% to $227.5 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase was driven by growth in customer cash and deposits, which generally translate into a lower cost of funds. The growth in customer cash and deposits of $6.2 billion was largely the result of the growth in the Complete Savings Account.

Retail commission revenue decreased 9% to $123.3 million for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in commission revenue was primarily the result of lower trading volumes in the overall domestic equity market. Slightly offsetting this decline was an increase in our international commissions where DARTs increased 31% from 21,960 to 28,798 for the three months ended March 31, 2007 compared to the same period in 2006.

Retail segment expense increased $12.4 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase related primarily to our increased marketing spend as we expanded efforts to promote our products and services to the value-driven mass affluent customer.

Institutional

Institutional segment income increased 49% to $99.1 million for the three months ended March 31, 2007 compared to the same period in 2006, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Institutional segment income:
Net operating interest income after provision for loan losses	$141,919	$108,672	$33,247	31%
Commission	35,688	40,005	(4,317)	(11)%
Fees and service charges	7,475	6,791	684	10%
Principal transactions	30,082	30,692	(610)	(2)%
Gain on sales of loans and securities, net	12,464	2,901	9,563	330%
Other revenue	41	111	(70)	(63)%

Net segment revenue	227,669	189,172	38,497	20%
Total segment expense	128,534	122,754	5,780	5%

Total institutional segment income	$99,135	$66,418	$32,717	49%

Key Metrics:
Total nonperforming loans receivable as a % of total gross loans receivable	0.39%	0.21%	*	0.18%
Average revenue capture per 1,000 equity shares	$0.576	$0.277	$0.299	108%

*	Percentage not meaningful

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

Net operating interest income after provision for loan losses increased 31% to $141.9 million for the three months ended March 31, 2007 compared to the same period in 2006. This increase primarily was a result of growth in interest-earning assets, which are funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment either to purchase interest-earning assets or pay down wholesale liabilities.

Institutional commissions decreased 11% to $35.7 million for the three months ended March 31, 2007 compared to the same period in 2006. This decrease was due to lower trading volumes during the first quarter of 2007 compared to the same period in 2006. We provide institutional customers with global execution and settlement services, as well as worldwide access to research provided by third parties, in exchange for commissions based on negotiated rates, which differ by customer.

Gain on sales of loans and securities, net increased approximately $9.6 million for the three months ended March 31, 2007 compared to the same period in 2006. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. Based on this evaluation, we decided to sell certain securities, which resulted in a gain on sales of loans and securities, net of $12.5 million for the three months ended March 31, 2007.

Total institutional segment expense increased 5% to $128.5 million for the three months ended March 31, 2007 compared to the same period in 2006 and was predominantly related to an increase in professional services and occupancy and equipment expenses.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Assets:
Cash and equivalents(1)	$1,605,984	$1,493,856	8%
Trading securities	151,046	178,600	(15)%
Available-for-sale mortgage-backed and investment securities	16,458,481	13,921,983	18%
Loans held-for-sale	193,385	283,496	(32)%
Margin receivables	6,947,535	6,828,448	2%
Loans receivable, net	29,671,642	26,372,697	13%
Other assets (2)	5,107,009	4,660,223	10%

Total assets	$60,135,082	$53,739,303	12%

Liabilities and shareholders’ equity:
Deposits	$26,256,619	$24,071,012	9%
Securities sold under agreements to repurchase	12,125,686	9,792,422	24%
Customer payables	6,311,657	6,182,672	2%
Other borrowings	6,560,501	5,323,962	23%
Corporate debt(3)	1,843,207	1,842,169	0%
Accounts payable, accrued and other liabilities	2,686,386	2,330,696	15%

Total liabilities	55,784,056	49,542,933	13%
Shareholders’ equity	4,351,026	4,196,370	4%

Total liabilities and shareholders’ equity	$60,135,082	$53,739,303	12%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under Federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items senior notes and mandatory convertible notes.

During the period, we re-presented our balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively.

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $7.0 billion for both March 31, 2007 and 2006. The total margin debt balance is summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Margin receivables	$6,947,535	$6,828,448
Margin held by third parties and other	84,609	174,652

Margin debt	$7,032,144	$7,003,100

The increase in total assets was primarily the result of growth in available-for-sale mortgage-backed and investment securities and loans receivable, net. The growth in available-for-sale mortgage-backed and investment securities was driven primarily by growth in mortgage-backed securities. The growth in loans receivable, net was the result of our continued focus on growing our residential mortgage loan portfolios, including one- to four-family mortgages and home equity loans.

The increase in total liabilities primarily was attributable to the increase in deposits and securities sold under agreements to repurchase. The $2.2 billion increase in deposits was due primarily to the growth in the Complete Savings Account. The increase in securities sold under agreements to repurchase contributed to the growth of the loans receivable, net.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Real estate loans:
One- to four-family	$13,360,842	$10,870,214	23%
Home equity lines of credit (“HELOC”), Home equity installment loans (“HEIL”) and other	12,759,680	11,809,008	8%
Consumer and other loans:
Recreational vehicle	2,182,334	2,292,356	(5)%
Marine	621,368	651,764	(5)%
Commercial	233,301	219,008	7%
Credit card	109,559	128,583	(15)%
Automobile	56,849	77,533	(27)%
Other	2,940	3,706	(21)%
Unamortized premiums, net	412,758	388,153	6%
Allowance for loan losses	(67,989)	(67,628)	1%

Total loans receivable, net	$29,671,642	$26,372,697	13%

Loans receivable, net increased 13% to $29.7 billion at March 31, 2007 from $26.4 billion at December 31, 2006. We continue to focus on our growth in real estate loans while allowing our consumer loans to decline. We anticipate that our mortgage portfolio will continue to increase over time, and we believe this will improve our credit risk profile. We anticipate that recreational vehicle and marine loan balances will continue to decline over time due to our sale of Consumer Finance Corporation in 2005, and automobile loans will continue to decline due to our exit of the automobile origination business in 2004.

In recent months, there has been considerable attention in the financial and business media regarding rising delinquencies and default rates in the sub-prime(1) lending market. As a general matter, we do not originate or

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.

purchase sub-prime loans to hold on our balance sheet; however, in the normal course of purchasing large pools of mortgage loans, we invariably end up acquiring a de minimis amount of these loans. As of March 31, 2007, sub-prime loans represented less than one-fifth of one percent of our total loan portfolio.

During the first quarter of 2007, we entered into a credit default swap (“CDS”) on $4.0 billion of our first-lien residential mortgage loan portfolio. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS we entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party.

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

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowance as % of Consumer and Other Loans Receivable	Allowance	Allowance as % of Real Estate Loans Receivable	Allowance	Allowance as % of Total Loans Receivable
March 31, 2007	$23,863	0.73%	$44,126	0.17%	$67,989	0.23%
December 31, 2006	$28,197	0.82%	$39,431	0.17%	$67,628	0.26%

The following table provides an analysis of the allowance for loan losses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Allowance for loan losses, beginning of period	$67,628	$63,286
Provision for loan losses	21,186	10,197
Charge-offs	(26,444)	(14,859)
Recoveries	5,619	5,885

Net charge-offs	(20,825)	(8,974)

Allowance for loan losses, end of period	$67,989	$64,509

Losses are recognized when it is probable that a loss will be incurred. Our policy is to charge off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For first-lien mortgages, a charge-off is recognized when we foreclose on the property. For revolving loans, our policy is to charge off loans when collection is not probable or the loan has been delinquent for 180 days.

During the three months ended March 31, 2007, the allowance for loan losses increased by $0.4 million from the level at December 31, 2006. The allowance increased by $4.7 million related to the growth of the real estate portfolio. Offsetting this increase was a decrease in the allowance for loan losses of $4.3 million related to the decline in the size of the consumer loan portfolio.

Net charge-offs for the three months ended March 31, 2007 compared to the same period in 2006 increased by $11.9 million. The overall increase was primarily due to higher net charge-offs on real estate loans. The increase in real estate loan charge-offs was due to the growth of the portfolio. Annualized net charge-offs as a percentage of average loans receivable, net were 0.30% at March 31, 2007 compared to 0.22% at December 31, 2006.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	March 31, 2007	December 31, 2006
Real estate loans	$110,544	$66,435
Consumer and other loans	5,955	8,906

Total nonperforming loans, net	116,499	75,341
Real estate owned (“REO”) and other repossessed assets, net	19,808	12,904

Total nonperforming assets, net	$136,307	$88,245

Total nonperforming loans receivable as a percentage of total gross loans receivable	0.39%	0.28%

Total allowance for loan losses as a percentage of total nonperforming loans receivable	58.68%	90.52%

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During the three months ended March 31, 2007, our nonperforming assets, net increased $48.1 million from $88.2 million at December 31, 2006. The increase was attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $51.0 million, offset by a decrease in nonperforming consumer and other loans of $2.9 million. These trends are primarily the result of our targeted growth in real estate loans as well as the seasoning of the real estate loan acquisitions made in prior periods.

The allowance as a percentage of total nonperforming loans receivable, net decreased from 91% at December 31, 2006 to 59% at March 31, 2007. Our total loan portfolio has shifted towards a larger concentration of mortgage loans, where the risk of loss is generally less than the risk of loss on a consumer loan. As such, the total allowance as a percentage of nonperforming assets decreased.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). Special Mention loans represented $357.3 million, or 1%, and $261.5 million, or 1%, of the total loan portfolio at March 31, 2007 and December 31, 2006, respectively, and are generally secured by real estate assets, reducing the potential loss should they become nonperforming. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was due primarily to an increase in the 30-day delinquency category of mortgage loans. We expect migration from this category to more serious delinquency classifications to increase over time consistent with the current consumer credit environment; however, we do not expect this migration to be significant.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$10,377,478	$9,109,307	14%
Collateralized mortgage obligations and other	1,830,916	1,108,385	65%

Total mortgage-backed securities	12,208,394	10,217,692	19%

Investment securities:
Asset-backed securities	2,608,003	2,161,728	21%
Publicly traded equity securities:
Preferred stock	380,236	458,674	(17)%
Corporate investments	37,515	24,139	55%
FHLB stock	296,170	244,212	21%
Other	928,163	815,538	14%

Total investment securities	4,250,087	3,704,291	15%

Total available-for-sale securities	$16,458,481	$13,921,983	18%

Available-for-sale securities represented 27% and 26% of total assets at March 31, 2007 and December 31, 2006, respectively. Available-for-sale securities increased 18% to $16.5 billion at March 31, 2007 compared to December 31, 2006, due primarily to the growth in our asset-backed securities portfolio. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. Based on this evaluation, we decided to grow the mortgage-backed and asset-backed securities portfolios, which resulted in an increase of $2.4 billion in these portfolios during the three months ended March 31, 2007.

As interest rates increase, the fair value of fixed-rate available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in the future if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Sweep deposit accounts	$10,803,331	$10,837,124	(0)%
Money market and savings accounts	9,879,772	7,634,241	29%
Certificates of deposit(1)	4,738,123	4,737,253	0%
Brokered certificates of deposit(2)	447,403	483,777	(8)%
Checking accounts	387,990	378,617	2%

Total deposits	$26,256,619	$24,071,012	9%

(1)	Represents retail certificates of deposit including retail brokered certificates of deposit.
(2)	Represents institutional certificates of deposit.

Deposits represented 47% and 49% of total liabilities at March 31, 2007 and December 31, 2006, respectively. Deposits increased $2.2 billion to $26.3 billion at March 31, 2007 compared to December 31, 2006, driven by a $2.2 billion increase in money market and savings accounts.

The increase in deposits is primarily the result of the growth in our Complete Savings Account. This new product has driven measurable growth in cash from new and existing customers. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $36.0 billion for the three months ended March 31, 2007. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Deposits	$26,256,619	$24,071,012	9%
Less: brokered certificates of deposit	(447,403)	(483,777)	(8)%

Deposits excluding brokered certificates of deposit	25,809,216	23,587,235	9%
Customer payables	6,311,657	6,182,672	2%
Customer cash balances held by third parties and other	3,914,037	3,819,860	2%

Total customer cash and deposits	$36,034,910	$33,589,767	7%

Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006	Variance
			2007 vs. 2006
Securities sold under agreements to repurchase	$12,125,686	$9,792,422	24%

FHLB advances	$6,023,124	$4,865,466	24%
Subordinated debentures	425,522	385,502	10%
Other	111,855	72,994	53%

Total other borrowings	$6,560,501	$5,323,962	23%

Securities sold under agreements to repurchase increased by 24% at March 31, 2007 compared to December 31, 2006. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. The Bank used these wholesale sources along with deposit growth to fund the increase in loans receivable. Other borrowings represented 12% and 11% of total liabilities at March 31, 2007 and December 31, 2006, respectively. The increase of $1.2 billion during the three months ended March 31, 2007 was due primarily to an increase in FHLB advances. We actively manage our funding sources and determine the optimal mix based on pricing, liquidity and capacity during each period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from our operations in the retail and institutional segments and our capital market activities. The segment cash flows provide capital to fund growth in our regulated subsidiaries. The Company’s cash and equivalents balance increased to $1.2 billion for the period ended March 31, 2007.

Corporate Debt

Our current senior debt ratings are Ba2 (positive outlook) by Moody’s Investor Service, BB- (stable) by Standard & Poor’s and BB (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Baa3 (positive outlook) by Moody’s Investor Service, BB+ (stable) by Standard & Poor’s and BBB (low) by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements. Converging Arrows is a subsidiary of the parent company. At March 31, 2007, Converging Arrows had $125.7 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

E*TRADE Bank is prohibited by regulations from lending to the parent company. At March 31, 2007, E*TRADE Bank had approximately $179.9 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. E*TRADE Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at March 31, 2007 and December 31, 2006.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At March 31, 2007 and December 31, 2006, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $695.6 million at March 31, 2007.

Other Sources of Liquidity

We maintain committed and uncommitted financing facilities with banks totaling $250.0 million to meet corporate liquidity needs and $576.0 million to meet margin lending needs. There were no outstanding balances, and the full $826.0 million was available under these lines at March 31, 2007 and December 31, 2006.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. At March 31, 2007, the Bank had approximately $10.5 billion in additional borrowing capacity.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rate; deferred taxes and valuation allowances; and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.

GLOSSARY OF TERMS

Active Trader—The customer segment that includes those who execute 30 or more trades per quarter.

Adjusted total assets—Bank-only assets composed of total assets plus/(less) unrealized losses (gains) on available-for-sale securities, less deferred tax assets, goodwill and certain other intangible assets.

Average commission per trade—Total retail segment commission revenue divided by total number of retail trades.

Average equity to average total assets—Average total shareholders’ equity divided by average total assets.

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

Contract for difference (“CFDs”)—A derivative based on an underlying stock or index that covers the difference between the nominal value at the opening of a trade and at the close of a trade. A CFD is researched and traded in the same manner as a stock.

Corporate investments—Primarily equity investments held at the parent company level that are not related to the ongoing business of the Company’s operating subsidiaries.

Customer cash and deposits—Customer cash, deposits, customer payables and money market balances, including those held by third parties.

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

GAAP—Accounting principles generally accepted in the United States of America.

Interest rate cap—An options contract that puts an upper limit on a floating exchange rate. The writer of the cap has to pay the holder of the cap the difference between the floating rate and the upper limit when that upper limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate floor—An options contract that puts a lower limit on a floating exchange rate. The writer of the floor has to pay the holder of the floor the difference between the floating rate and the lower limit when that lower limit is breached. There is usually a premium paid by the buyer of such a contract.

Interest rate swaps—Contracts that are entered into primarily as an asset/liability management strategy to reduce interest rate risk. Interest rate swap contacts are exchanges of interest rate payments, such as fixed-rate payments for floating-rate payments, based on notional principal amounts.

Main Street Investor—The customer segment that includes those who execute less than 30 trades per quarter and hold less than $50,000 in assets in combined retail accounts.

Margin debt—The extension of credit to brokerage customers of the Company, on and off balance sheet, where the loan is secured with securities owned by the customer.

Mass Affluent—The customer segment that includes those who hold $50,000 or more in assets in combined retail accounts.

Net Present Value of Equity (“NPVE”)—The present value of expected cash inflows from existing assets, minus the present value of expected cash outflows from existing liabilities, plus the expected cash inflows and outflows from existing derivatives and forward commitments. This calculation is performed for E*TRADE Bank.

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

Organic—Business related to new and existing customers as opposed to acquisitions.

Principal transactions—Transactions that primarily consist of revenue from market-making activities.

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

Return on average total assets—Annualized net income from continuing operations divided by average assets.

Return on average total shareholders’ equity—Annualized net income from continuing operations divided by average shareholders’ equity.

Revenue growth—The difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings assigned by the OTS to assets and off-balance sheet instruments for capital adequacy calculations. This calculation is for E*TRADE Bank only.

Stock conduit—The borrowing of shares from a Broker-Dealer and subsequently lending the same shares to another Broker-Dealer netting a fee.

Sweep deposit accounts—Accounts with the functionality to transfer brokerage cash balances to and from an FDIC-insured money market account at the Bank.

Taxable equivalent interest adjustment—The operating interest income earned on certain assets is completely or partially exempt from federal and/or state income tax. As such, these tax-exempt instruments typically yield lower returns than a taxable investment. To provide more meaningful comparison of yields and margins for all interest-earning assets, the interest income earned on tax exempt assets is increased to make it fully equivalent to interest income on other taxable investments. This adjustment is done for the analytic purposes in the net enterprise interest income/spread calculation and is not made on the consolidated statement of income, as that is not permitted under GAAP.

Tier 1 Capital—Adjusted equity capital used in the calculation of capital adequacy ratios at E*TRADE Bank as required by the OTS. Tier 1 capital equals: total shareholder’s equity at E*TRADE Bank, plus/(less) unrealized losses (gains) on available-for-sale securities and cash flow hedges, less deferred tax assets, goodwill and certain other intangible assets.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and as updated in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is primarily related to interest-earning assets and interest-bearing liabilities.

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable-rate and fixed-rate assets, liabilities and we utilize derivatives in a way that reduces our overall exposure to changes in interest rates. In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2007, 92% of our total assets were operating interest-earning assets.

At March 31, 2007, approximately 68% of our total assets were residential mortgages and available-for-sale mortgage-backed and asset-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

Our current strategy is to retain more originated mortgage loans on the balance sheet. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields. E*TRADE Bank’s Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

We held $151.0 million in trading securities as of March 31, 2007. These securities and the associated interest rate risk are not material to the Company’s financial position, results of operations, or cash flows.

Our liability structure consists of transactional deposit relationships, such as savings and money market accounts; certificates of deposit; securities sold under agreements to repurchase; customer payables; wholesale collateralized borrowings from the FHLB and other entities; and long term notes. Our transactional deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities and money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances and long-term notes generally have fixed rates.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative financial instruments discussion at Note 7—Accounting for Derivative Financial Instruments and Hedging Activities in Item 1. Consolidated Financial Statements.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. See mortgage banking activities discussion at Note 7—Accounting for Derivative Financial Instruments and Hedging Activities in Item 1. Consolidated Financial Statements.

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. During the period ended March 31, 2007, E*TRADE Clearing LLC (“ETC”) became a wholly-owned operating subsidiary of E*TRADE Bank.

E*TRADE Bank has 96% and 81% of our operating interest-earning assets at March 31, 2007 and December 31, 2006, respectively, and holds 97% and 79% of our operating interest-bearing liabilities at March 31, 2007 and December 31, 2006, respectively. The sensitivity of NPVE at March 31, 2007 and December 31, 2006 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE				Board Limit
	March 31, 2007(1)		December 31, 2006
	Amount	Percentage	Amount	Percentage
+300	$(532,716)	(14)%	$(52,325)	(2)%	(55)%
+200	$(326,507)	(8)%	$(32,680)	(1)%	(30)%
+100	$(137,224)	(4)%	$(15,303)	(1)%	(20)%
-100	$(106,368)	(3)%	$(159,618)	(6)%	(20)%
-200	$(519,518)	(13)%	$(560,142)	(20)%	(30)%

(1)	Amounts and percentages include ETC.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at March 31, 2007 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For investment purposes, we currently hold publicly traded equity securities, in which we had gross unrealized gains of $24.5 million as of March 31, 2007. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. See publicly traded equity securities discussion at Note 5—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Operating interest income	$829,795	$594,294
Operating interest expense	(439,209)	(269,505)

Net operating interest income	390,586	324,789
Provision for loan losses	(21,186)	(10,197)

Net operating interest income after provision for loan losses	369,400	314,592

Commission	158,993	175,869
Fees and service charges	59,498	57,862
Principal transactions	30,082	30,692
Gain on sales of loans and securities, net	17,375	11,628
Other revenue	9,650	7,706

Total non-interest income	275,598	283,757

Total net revenue	644,998	598,349

Expense excluding interest:
Compensation and benefits	123,782	115,988
Clearing and servicing	67,252	63,288
Advertising and market development	45,592	34,781
Communications	26,156	31,408
Professional services	24,985	27,755
Depreciation and amortization	19,383	18,789
Occupancy and equipment	23,579	20,504
Amortization of other intangibles	10,268	11,332
Facility restructuring and other exit activities	733	(253)
Other	32,675	31,005

Total expense excluding interest	374,405	354,597

Income before other income (expense), income taxes and discontinued operations	270,593	243,752
Other income (expense):
Corporate interest income	1,705	1,961
Corporate interest expense	(37,791)	(40,508)
Gain on sales and impairment of investments	19,756	17,616
Loss on early extinguishment of debt	—	(135)
Equity in income (loss) of investments and venture funds	8,095	(1,007)

Total other expense	(8,235)	(22,073)

Income before income taxes and discontinued operations	262,358	221,679
Income tax expense	92,948	78,695

Net income from continuing operations	169,410	142,984
Loss from discontinued operations, net of tax	—	(513)

Net income	$169,410	$142,471

Basic earnings per share from continuing operations	$0.40	$0.34
Basic earnings (loss) per share from discontinued operations	—	(0.00)

Basic net earnings per share	$0.40	$0.34

Diluted earnings per share from continuing operations	$0.39	$0.33
Diluted earnings (loss) per share from discontinued operations	—	(0.00)

Diluted net earnings per share	$0.39	$0.33

Shares used in computation of per share data:
Basic	423,786	414,679
Diluted	437,535	432,302

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and equivalents	$1,194,981	$1,212,234
Cash and investments required to be segregated under Federal or other regulations	411,003	281,622
Trading securities	151,046	178,600
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $13,484,424 at March 31, 2007 and $11,087,961 at December 31, 2006)	16,458,481	13,921,983
Loans held-for-sale	193,385	283,496
Margin receivables	6,947,535	6,828,448
Loans receivable, net (net of allowance for loan losses of $67,989 at March 31, 2007 and $67,628 at December 31, 2006)	29,671,642	26,372,697
Property and equipment, net	341,148	318,389
Goodwill	2,084,974	2,072,920
Other intangibles, net	461,694	471,933
Other assets	2,219,193	1,796,981

Total assets	$60,135,082	$53,739,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$26,256,619	$24,071,012
Securities sold under agreements to repurchase	12,125,686	9,792,422
Customer payables	6,311,657	6,182,672
Other borrowings	6,560,501	5,323,962
Senior notes	1,401,383	1,401,592
Mandatory convertible notes	441,824	440,577
Accounts payable, accrued and other liabilities	2,686,386	2,330,696

Total liabilities	55,784,056	49,542,933

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 427,161,994 at March 31, 2007 and 426,304,136 at December 31, 2006	4,272	4,263
Additional paid-in capital (“APIC”)	3,192,508	3,184,290
Retained earnings	1,363,796	1,209,289
Accumulated other comprehensive loss	(209,550)	(201,472)

Total shareholders’ equity	4,351,026	4,196,370

Total liabilities and shareholders’ equity	$60,135,082	$53,739,303

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$169,410	$142,471
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	6,889	(56,641)
Less impact of realized gains (transferred out of accumulated other comprehensive loss) and included in net income, net	(11,168)	(12,870)

Net change from available-for-sale securities	(4,279)	(69,511)

Cash flow hedging instruments:
Unrealized gains (losses), net	(1,124)	75,534
Amortization of losses into operating interest expense related to de-designated cash flow hedges deferred in accumulated other comprehensive loss, net	188	3,256

Net change from cash flow hedging instruments	(936)	78,790

Foreign currency translation gains (losses)	(2,863)	1,909

Other comprehensive income (loss)	(8,078)	11,188

Comprehensive income	$161,332	$153,659

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	—	$—	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Net income	—	—	—	—	—	169,410	—	169,410
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(14,903)	—	(14,903)
Other comprehensive loss	—	—	—	—	—	—	(8,078)	(8,078)
Exercise of stock options and purchase plans, including tax benefit	—	—	1,240	12	18,975	—	—	18,987
Repurchases of common stock	—	—	(1,030)	(10)	(23,012)	—	—	(23,022)
Issuance of restricted stock	—	—	615	6	(6)	—	—	—
Retirement of restricted stock to pay taxes	—	—	(64)	(1)	(1,518)	—	—	(1,519)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	11,567	—	—	11,567
Other	—	—	97	2	2,212	—	—	2,214

Balance, March 31, 2007	—	$—	427,162	$4,272	$3,192,508	$1,363,796	$(209,550)	$4,351,026

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	—	—	142,471	—	142,471
Other comprehensive income	—	—	—	—	—	—	11,188	11,188
Exercise of stock options and purchase plans, including tax benefit	—	—	1,379	14	20,195	—	—	20,209
Issuance of common stock upon conversion of 6% convertible debt	—	—	1,539	15	36,302	—	—	36,317
Issuance of restricted stock	—	—	539	5	(5)	—	—	—
Retirement of restricted stock to pay taxes	—	—	(3)	(0)	(77)	—	—	(77)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	—	—	8,437	—	—	8,437
Other	—	—	—	—	(84)	—	—	(84)

Balance, March 31, 2006	—	$—	420,036	$4,200	$3,055,444	$722,901	$(164,524)	$3,618,021

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$169,410	$142,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,186	10,197
Depreciation and amortization (including discount amortization and accretion)	70,018	72,605
Gain on sales and impairment of investments, net	(37,131)	(28,916)
Equity in (income) loss of investments and venture funds	(8,095)	1,007
Non-cash facility restructuring costs and other exit activities	(850)	(1,155)
Stock-based compensation	11,567	8,437
Tax benefit from tax deductions in excess of compensation expense	(8,432)	(5,634)
Other	(28)	2,581
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under Federal or other regulations	(128,944)	(485,885)
Increase in margin receivables	(125,168)	(1,221,671)
Increase in customer payables	130,480	1,489,724
Proceeds from sales, repayments and maturities of loans held-for-sale	451,037	379,687
Purchases of loans held-for-sale	(368,552)	(374,963)
Proceeds from sales, repayments and maturities of trading securities	343,993	170,644
Purchases of trading securities	(306,961)	(206,626)
Other assets	(400,590)	(351,459)
Accounts payable, accrued and other liabilities	371,573	498,451
Facility restructuring liabilities	(2,943)	(2,277)

Net cash provided by operating activities	181,570	97,218

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(7,324,763)	(2,625,569)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	4,823,918	1,994,411
Net increase in loans receivable	(3,347,604)	(156,837)
Purchases of property and equipment	(43,427)	(21,252)
Cash used in business acquisitions, net	(2,688)	(11,646)
Net cash flow from derivatives hedging assets	4,473	(59,531)
Other	(25,778)	7,138

Net cash used in investing activities	$(5,915,869)	$(873,286)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Net increase in deposits	$2,183,771	$3,285,769
Advances from other long-term borrowings	3,386,000	95,100
Payments on advances from other long-term borrowings	(2,229,934)	(1,330,100)
Net increase (decrease) in securities sold under agreements to repurchase	2,332,036	(1,359,081)
Net increase (decrease) in other borrowed funds	39,627	(4,888)
Proceeds from issuance of common stock from employee stock transactions	10,555	14,575
Tax benefit from tax deductions in excess of compensation expense recognition	8,432	5,634
Repurchases of common stock	(23,022)	—
Proceeds from issuance of subordinated debentures and trust preferred securities	40,000	25,000
Net cash flow from derivatives hedging liabilities	(30,419)	23,026

Net cash provided by financing activities	5,717,046	755,035

Decrease in cash and equivalents	(17,253)	(21,033)
Cash and equivalents, beginning of period	1,212,234	844,188

Cash and equivalents, end of period	$1,194,981	$823,155

Supplemental disclosures:
Cash paid for interest	$569,847	$291,102
Cash paid for income taxes	$10,789	$3,060
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$22,095	$14,356
Reclassification of loans held-for-sale to loans held-for-investment	$8,973	$4,260
Issuance of common stock to retire debentures	$—	$36,317

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2—Discontinued Operations, the operations of certain businesses have been accounted for as discontinued operations in accordance with the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company reports corporate interest income and expense separately from operating interest income and expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and expense is generated from the operations of the Company and is a broad indicator of the Company’s success in its banking, lending and balance sheet management businesses. Corporate debt, which is the primary source of the corporate interest expense has been used primarily to finance acquisitions, such as Harrisdirect and BrownCo and generally has not been downstreamed to any of the Company’s operating subsidiaries.

Similarly, the Company reports gain on sales and impairment of investments separately from gain on sales of loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain on sales of loans and securities, net are the result of activities in the Company’s operations, namely its lending and balance sheet management businesses. Gain on sales and impairment of investments relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

New Income Statement Reporting Format—During the period ended March, 31, 2007, the Company re-defined the line item “Service charges and fees” by reclassifying certain fee-like revenue items formerly reported in “Other revenue” into the “Service charges and fees” line item, now called “Fees and service charges.” The fee-like revenue streams moved include payment for order flow, foreign exchange margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue.

New Balance Sheet Reporting Format—During the period ended March 31, 2007, the Company re-presented its balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively.

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

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for the Company’s new financial statement categories.

Margin Receivables—Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Receivables from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Securities owned by customers and non-customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At March 31, 2007, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.8 billion. Of this amount, $2.5 billion had been pledged or sold at March 31, 2007 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Customer Payables—Customer payables to customers and non-customers represent credit balances in customer accounts arising from deposits of funds and sales of securities and other funds pending completion of securities transactions. The Company pays interest on certain customer payables balances.

Fees and Service Charges—Fees and service charges consist of account maintenance fees, servicing fee income, payments for order flow, foreign exchange margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue. Account maintenance fees are charges to the customer either quarterly or annually and are accrued as earned. Payments for order flow are accrued in the same period in which the related securities transactions are completed or related services are rendered.

Other Revenue—Other revenue primarily consists of stock plan administration services and other revenue ancillary to the Company’s retail customer transactions. Stock plan administration services are recognized in accordance with applicable accounting guidance, including SOP 97-2, Software Revenue Recognition.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

FIN No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-

likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The impact of adoption was a $14.9 million reduction to beginning retained earnings. For additional information regarding the adoption of FIN 48, see Note 12—Income Taxes.

SFAS No. 156—Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. The Company adopted this statement on January 1, 2007 and the impact of adoption was not material to the Company’s financial condition, results of operations or cash flows.

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

SFAS No. 159— The Fair Value Option for Financial Assets and Financial Liabilities

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

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenue	$—	$2,701

Loss from discontinued operations	$—	$(840)
Income tax benefit	—	(327)

Loss from discontinued operations, net of tax	$—	$(513)

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

	Three Months Ended March 31,
	2007	2006
2003 Restructuring Plan	$—	$(258)
2001 Restructuring Plan	(482)	(715)
Other exit activities	1,215	720

Total facility restructuring and other exit activities	$733	$(253)

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

	Facility Consolidation	Other	Total
Total 2003 Restructuring Reserve, originally recorded in 2003:
Facility restructuring and other exit activities recorded	$58,547	$57,319	$115,866
Cash payments	(26,371)	(18,949)	(45,320)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2006	12,922	—	12,922
Activity for the three months ended March 31, 2007:
Cash payments	(1,256)	—	(1,256)

Total facility restructuring liabilities at March 31, 2007	$11,666	$—	$11,666

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. Facility consolidation costs are expected to be paid over contractual periods ending in fiscal year 2010. The roll forward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 Restructuring Reserve, originally recorded in 2001:
Facility restructuring and other exit activities recorded	$149,684	$54,384	$26,401	$230,469
Cash payments	(103,728)	(507)	(20,507)	(124,742)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2006	4,693	—	84	4,777
Activity for the three months ended March 31, 2007:
Adjustments and additional charges	(398)	—	(84)	(482)
Cash payments	(503)	—	—	(503)

Total facility restructuring and other exit activities liabilities at March 31, 2007	$3,792	$—	$—	$3,792

Other Exit Activities

Toward the end of the second quarter of 2006, the Company decided to relocate certain functions out of the state of California as well as outsource certain clearing operations and costs related to the relocation of certain accounting functions. The Company incurred costs of $1.2 million for the three months ended March 31, 2007 related to costs for exiting those facilities. The total charge for this exit activity was $30.4 million, all of which has been recorded in the retail segment. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect those costs to be significant.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Operating interest income:
Loans, net	$451,399	$281,270
Mortgage-backed and investment securities	214,143	159,501
Margin receivables	123,986	104,904
Other	40,267	48,619

Total operating interest income	829,795	594,294

Operating interest expense:
Deposits	(182,988)	(94,618)
Other borrowings	(256,221)	(174,887)

Total operating interest expense	(439,209)	(269,505)

Net operating interest income	$390,586	$324,789

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$10,670,579	$—	$(293,101)	$10,377,478
Collateralized mortgage obligations and other	1,848,216	908	(18,208)	1,830,916

Total mortgage-backed securities	12,518,795	908	(311,309)	12,208,394

Investment securities:
Debt securities:
Asset-backed securities	2,629,161	6,945	(28,103)	2,608,003
Municipal bonds	746,041	12,095	(696)	757,440
Corporate bonds	93,286	518	(1,396)	92,408
Other debt securities	79,761	—	(5,300)	74,461

Total debt securities	3,548,249	19,558	(35,495)	3,532,312
Publicly traded equity securities:
Preferred stock	377,933	4,519	(2,216)	380,236
Corporate investments	17,737	19,960	(182)	37,515
FHLB stock	296,170	—	—	296,170
Retained interests from securitizations	2,950	904	—	3,854

Total investment securities	4,243,039	44,941	(37,893)	4,250,087

Total available-for-sale securities	$16,761,834	$45,849	$(349,202)	$16,458,481

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,375,444	$688	$(266,825)	$9,109,307
Collateralized mortgage obligations and other	1,127,650	296	(19,561)	1,108,385

Total mortgage-backed securities	10,503,094	984	(286,386)	10,217,692

Investment securities:
Debt securities:
Asset-backed securities	2,163,538	9,929	(11,739)	2,161,728
Municipal bonds	620,261	13,316	(830)	632,747
Corporate bonds	105,692	481	(1,655)	104,518
Other debt securities	80,623	—	(5,743)	74,880

Total debt securities	2,970,114	23,726	(19,967)	2,973,873
Publicly traded equity securities:
Preferred stock	455,801	4,905	(2,032)	458,674
Corporate investments	12,040	13,691	(1,592)	24,139
FHLB stock	244,212	—	—	244,212
Retained interests from securitizations	2,930	463	—	3,393

Total investment securities	3,685,097	42,785	(23,591)	3,704,291

Total available-for-sale securities	$14,188,191	$43,769	$(309,977)	$13,921,983

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
March 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$2,730,526	$(42,184)	$7,646,026	$(250,917)	$10,376,552	$(293,101)
Collateralized mortgage obligations and other	572,895	(1,665)	746,757	(16,543)	1,319,652	(18,208)
Debt securities:
Asset-backed securities	813,852	(18,500)	719,204	(9,603)	1,533,056	(28,103)
Municipal bonds	121,886	(696)	—	—	121,886	(696)
Corporate bonds	—	—	61,042	(1,396)	61,042	(1,396)
Other debt securities	1,391	(8)	73,073	(5,292)	74,464	(5,300)
Publicly traded equity securities:
Preferred stock	201,173	(1,413)	20,685	(803)	221,858	(2,216)
Corporate investments	—	—	180	(182)	180	(182)

Total temporarily impaired securities	$4,441,723	$(64,466)	$9,266,967	$(284,736)	$13,708,690	$(349,202)

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,482,684	$(38,671)	$7,551,572	$(228,154)	$9,034,256	$(266,825)
Collateralized mortgage obligations and other	399,779	(2,258)	640,811	(17,303)	1,040,590	(19,561)
Debt securities:
Asset-backed securities	358,628	(2,520)	629,889	(9,219)	988,517	(11,739)
Municipal bonds	58,548	(467)	28,326	(363)	86,874	(830)
Corporate bonds	765	(23)	72,661	(1,632)	73,426	(1,655)
Other debt securities	—	—	72,750	(5,743)	72,750	(5,743)
Publicly traded equity securities:
Preferred stock	37,663	(420)	25,971	(1,612)	63,634	(2,032)
Corporate investments	8,486	(1,386)	156	(206)	8,642	(1,592)

Total temporarily impaired securities	$2,346,553	$(45,745)	$9,022,136	$(264,232)	$11,368,689	$(309,977)

The Company does not believe that any individual unrealized loss as of March 31, 2007 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage- and asset-backed securities are attributable to changes in interest rates and are not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the lender and general market conditions. Based on its evaluation, the Company recorded other–than-temporary impairment charges of $0.2 million for its asset-backed securities and $0.4 million for its retained beneficial interest in securitized receivables held by a subsidiary, ETCF Asset Funding Corporation, for the three months ended March 31, 2007 and 2006, respectively.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Gain on sales of originated loans	$1,915	$3,318
Loss on sales of loans held-for-sale, net	(1,662)	(689)
Gain on sales of securities, net(1)	17,122	8,999

Gain on sales of loans and securities, net	$17,375	$11,628

(1)	Includes an other-than-temporary charge of $0.2 million for impairment on asset-backed securities for the quarter ending March 31, 2007. There was no such charge for the quarter ended March 31, 2006.

Gain on Sales and Impairment of Investments

Gain on sales and impairment of investments are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Realized gains on sales of publicly traded equity securities	$19,717	$18,055
Realized losses on sales of investments and impairments	—	(455)
Gains (losses) on sales of other equity securities, net(1)	39	16

Gain on sales and impairment of investments	$19,756	$17,616

(1)

Includes an other-than-temporary charge of $0.4 million for impairment on retained interests from securitizations for the quarter ending March 31, 2006. There was no such charge for the quarter ended March 31, 2007.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Loans held-for-sale	$193,385	$283,496

Loans receivable, net:
Real estate loans:
One- to four-family	13,360,842	10,870,214
HELOC, HEIL and other	12,759,680	11,809,008

Total real estate loans	26,120,522	22,679,222

Consumer and other loans:
Recreational vehicle	2,182,334	2,292,356
Marine	621,368	651,764
Commercial	233,301	219,008
Credit card	109,559	128,583
Automobile	56,849	77,533
Other	2,940	3,706

Total consumer and other loans	3,206,351	3,372,950

Total loans receivable	29,326,873	26,052,172
Unamortized premiums, net	412,758	388,153
Allowance for loan losses	(67,989)	(67,628)

Total loans receivable, net	29,671,642	26,372,697

Total loans, net	$29,865,027	$26,656,193

During the first quarter of 2007, the Company entered into a credit default swap (“CDS”) on $4.0 billion of its first-lien residential mortgage loan portfolio. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS the Company entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because it transferred a portion of the Company’s credit risk to an unaffiliated third party.

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$3,612,000	$6,636	$(23,655)	$(17,019)	5.12%	5.35%	N/A	5.16
Recreational vehicle loans	396,000	614	—	614	5.09%	5.35%	N/A	3.30
Home equity loans	330,000	319	(1,254)	(935)	5.12%	5.34%	N/A	3.35
Receive-fixed interest rate swaps:
Brokered certificates of deposit	125,995	—	(2,796)	(2,796)	5.30%	5.21%	N/A	11.15
FHLB advances	100,000	—	(2,876)	(2,876)	5.32%	3.64%	N/A	2.55
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	50,000	43	—	43	4.98%	N/A	N/A	5.01
Purchased interest rate options(1):
Caps	3,315,000	22,160	—	22,160	N/A	N/A	5.34%	2.42
Swaptions(2)	2,843,000	58,541	—	58,541	N/A	N/A	5.38%	10.65
Floors	1,200,000	17,033	—	17,033	N/A	N/A	4.74%	4.56

Total fair value hedges	$11,971,995	$105,346	$(30,581)	$74,765	5.13%	5.31%	5.26%	5.57

December 31, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$4,774,000	$22,399	$(25,894)	$(3,495)	5.12%	5.36%	N/A	4.20
Recreational vehicle loans	2,030,000	—	(8,046)	(8,046)	5.46%	5.35%	N/A	1.62
Home equity loans	490,000	—	(2,625)	(2,625)	5.40%	5.35%	N/A	2.16
Investment securities	335,162	1,128	(2,887)	(1,759)	5.07%	5.37%	N/A	6.69
Asset backed securities	232,000	1,013	—	1,013	5.08%	5.37%	N/A	6.52
Receive-fixed interest rate swaps:
Brokered certificates of deposit	127,138	—	(3,392)	(3,392)	5.31%	5.21%	N/A	11.41
FHLB advances	100,000	—	(3,534)	(3,534)	5.35%	3.64%	N/A	2.79
Purchased interest rate options(1):
Caps	6,720,000	38,237	—	38,237	N/A	N/A	5.36%	2.18
Swaptions(2)	3,338,000	50,218	—	50,218	N/A	N/A	5.37%	10.69
Floors	1,200,000	19,786	—	19,786	N/A	N/A	4.74%	4.81

Total fair value hedges	$19,346,300	$132,781	$(46,378)	$86,403	5.22%	5.34%	5.30%	4.44

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three months ended March 31, 2007 and 2006, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain on sales of loans and securities, net line item in the consolidated statement of income.

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive loss as unrealized gains or losses. The amounts in accumulated other comprehensive loss are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding effects earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $27.1 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,335,000	$5,364	$(21,484)	$(16,120)	5.37%	5.34%	N/A	5.72
FHLB advances	850,000	3,839	(3,860)	(21)	5.16%	5.36%	N/A	9.27
Purchase interest rate forward-starting swaps:
Repurchase agreements	200,000	843	—	843	5.12%	N/A	N/A	10.09
FHLB advances	250,000	545	—	545	5.13%	N/A	N/A	10.13
Purchased interest rate options(1) :
Caps	4,975,000	82,747	—	82,747	N/A	N/A	5.16%	4.72
Floors	1,900,000	616	—	616	N/A	N/A	4.05%	1.84

Total cash flow hedges	$11,510,000	$93,954	$(25,344)	$68,610	5.30%	5.34%	4.85%	5.08

December 31, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,435,000	$7,683	$(21,823)	$(14,140)	5.36%	5.36%	N/A	5.90
FHLB advances	730,000	3,671	(3,301)	370	5.16%	5.37%	N/A	8.56
Purchased interest rate options(1) :
Caps	4,690,000	62,710	—	62,710	N/A	N/A	5.05%	3.36
Floors	1,900,000	643	—	643	N/A	N/A	4.05%	2.09

Total cash flow hedges	$10,755,000	$74,707	$(25,124)	$49,583	5.33%	5.36%	4.76%	4.30

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

Under SFAS No. 133, as amended, the Company is required to record the fair value of gains and losses on derivatives designated as cash flow hedges in accumulated other comprehensive income in the consolidated balance sheet. In addition, during the normal course of business, the Company terminates certain interest rate swaps and options.

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(27,844)	$(70,831)
Gains (losses) on cash flow hedges related to derivatives, net	(1,124)	75,534
Reclassifications into earnings, net	188	3,256

Ending balance	$(28,780)	$7,959

Derivatives terminated during the period:
Notional	$690,000	$3,260,000
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$(2,377)	$33,546
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$308	$5,122

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 18 days to more than 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(49,820)	$17,934
Discontinued cash flow hedges	21,040	(9,975)

Total cash flow hedges	$(28,780)	$7,959

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

	Three Months Ended March 31,
	2007	2006
Fair value hedges	$(1,082)	$(1,945)
Cash flow hedges	40	(24)

Total hedge ineffectiveness	$(1,042)	$(1,969)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.3 million and $0.02 million liability at March 31, 2007 and December 31, 2006, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133, as amended. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $0.8 million and $1.7 million asset at March 31, 2007 and December 31, 2006, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated a net loss of $1.6 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 8—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Deposits paid for securities borrowed	$531,637	$448,047
Accrued interest receivable	297,522	182,265
Third party loan servicing receivable	267,784	241,511
Derivative assets	209,548	208,136
Net settlement and deposits with clearing organizations	177,238	137,571
Other receivables from brokers, dealers and clearing organizations	173,098	72,596
Other investments	150,432	138,006
Fails to deliver	119,137	86,517
Prepaids	43,363	41,216
Unamortized debt issue costs	24,437	26,498
Deferred compensation plan	20,631	20,584
Servicing rights	8,143	8,487
Other	196,223	185,547

Total other assets	$2,219,193	$1,796,981

NOTE 9—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Sweep deposit accounts	0.92%	0.94%	$10,803,331	$10,837,124	41.1%	45.0%
Money market and savings accounts	4.38%	4.33%	9,879,772	7,634,241	37.6	31.7
Certificates of deposit(1)	5.03%	5.02%	4,738,123	4,737,253	18.1	19.7
Brokered certificates of deposit(2)	4.05%	3.95%	447,403	483,777	1.7	2.0
Checking accounts	1.19%	1.06%	387,990	378,617	1.5	1.6

Total deposits	3.02%	2.88%	$26,256,619	$24,071,012	100.0%	100.0%

(1)	Represents retail certificates of deposit, including retail brokered certificates of deposit.
(2)	Represents institutional certificates of deposit.

NOTE 10—OTHER BORROWINGS

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The trusts use the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures issued by ETBH, guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution.

During January and March 2007, ETBH formed two trusts, ETBH Capital Trust XXVIII and ETBH Capital Trust XXIX, respectively. Information related to these trusts is shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust XXVIII	$25,000	2037	2.00% above 3-month LIBOR
ETBH Capital Trust XXIX	$15,000	2037	1.95% above 3-month LIBOR

NOTE 11—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Deposits received for securities loaned	$1,155,903	$1,012,831
Other payables to brokers, dealers and clearing organizations	537,357	350,221
Accounts payable and accrued expenses	253,990	335,117
Fails to receive	107,587	84,864
Derivative liabilities	67,012	78,710
Subserviced loan advances	55,220	44,780
Senior and convertible debt accrued interest	25,125	20,125
Restructuring liabilities	23,099	26,892
Other	461,093	377,156

Total accounts payable, accrued and other liabilities	$2,686,386	$2,330,696

NOTE 12—INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. As a result of the implementation the Company recognized a $14.9 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $150.4 million. Of this total amount, $51.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. This amount did not significantly change during the period ended March 31, 2007. However, the gross unrecognized tax benefit was reduced to $122.0 million at March 31, 2007 due to tax accounting method change requests filed with the Internal Revenue Service (“IRS”).

The following table summarizes the tax years that are either currently under audit or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Year
Canada	2001 – 2006
United Kingdom	2005 – 2006
United States	2003 – 2006
Various States(1)	1996 – 2006

(1)	Includes California, Georgia, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. Additionally, the Company filed a tax accounting method change request with the IRS, which would resolve an outstanding uncertain tax position. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $60.0 million. Of this amount, $51.0 million relates to positions that would not affect the Company’s total tax provision or effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. After the adoption of FIN 48, the Company has total gross reserves of $15.1 million for the payment of interest as of January 1, 2007.

NOTE 13—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
Basic:
Numerator:
Net income from continuing operations	$169,410	$142,984
Loss from discontinued operations, net of tax	—	(513)

Net income	$169,410	$142,471

Denominator:
Basic weighted-average shares outstanding	423,786	414,679

Diluted:
Numerator:
Net income	$169,410	$142,471

Denominator:
Basic weighted-average shares outstanding	423,786	414,679
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	12,121	15,546
Weighted-average warrants and contingent shares outstanding	248	248
Weighted-average mandatory convertible notes	1,380	1,829

Diluted weighted-average shares outstanding	437,535	432,302

Per share:
Basic earnings per share:
Earnings per share from continuing operations	$0.40	$0.34
Loss per share from discontinued operations, net of tax	—	(0.00)

Net earnings per share	$0.40	$0.34

Diluted earnings per share:
Earnings per share from continuing operations	$0.39	$0.33
Loss per share from discontinued operations, net of tax	—	(0.00)

Net earnings per share	$0.39	$0.33

Excluded from the calculations of diluted earnings per share are 7.8 million shares of common stock for the three months ended March 31, 2006, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares issuable under convertible subordinated notes excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (shares in thousands, except exercise price ranges):

	Three Months Ended March 31,
	2007	2006
Options excluded from computation of diluted earnings per share	8,138	2,750
Exercise price ranges:
High	$58.19	$58.19
Low	$19.11	$18.62

NOTE 14—SHARE REPURCHASES

During 2007, the Company repurchased common stock under a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt in the open market or a combination of both. The table below shows the timing and impact of the repurchases during the three months ended March 31, 2007 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
March 31, 2007	1,030,000	$23,022	$22.35	$34,142

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

The Company uses both the Aggregate Indebtedness and the Alternative methods to compute net capital. The method used depends on the individual broker-dealer subsidiary.

As of March 31, 2007, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at March 31, 2007. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at March 31, 2007.

Banking

During the period ended March 31, 2007, ETC became a wholly-owned operating subsidiary of E*TRADE Bank. ETC continues to be an SEC-registered broker-dealer and is included in the minimum net capital requirements under the Rule. E*TRADE Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at March 31, 2007, the most recent date of notification, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed E*TRADE Bank’s categorization. At March 31, 2007, management believes that E*TRADE Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which E*TRADE Bank’s loans or securities are concentrated, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2007(1):
Total Capital to risk-weighted assets	$3,503,086	10.48%	>$	2,672,962	>8.0%	>$	3,341,203	>10.0%
Tier I Capital to risk-weighted assets	$3,435,097	10.28%	>$	1,336,481	>4.0%	>$	2,004,722	> 6.0%
Tier I Capital to adjusted total assets	$3,435,097	6.24%	>$	2,203,382	>4.0%	>$	2,754,228	> 5.0%
December 31, 2006:
Total Capital to risk-weighted assets	$2,593,081	10.55%	>$	1,967,129	>8.0%	> $	2,458,911	>10.0%
Tier I Capital to risk-weighted assets	$2,525,453	10.27%	>$	983,565	>4.0%	> $	1,475,347	> 6.0%
Tier I Capital to adjusted total assets	$2,525,453	6.07%	>$	1,665,062	>4.0%	> $	2,081,328	> 5.0%

(1)	Capital amounts and ratios include ETC.

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

An unfavorable outcome in any matter that is not covered by insurance could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. In addition, even if the ultimate outcomes are resolved in the Company’s favor, the defense of such litigation could entail considerable cost or the diversion of the efforts of management, either of which could have a material adverse effect on the Company’s results of operation. In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business which could have a material adverse effect on its financial position, results of operations or cash flows. The Company contests liability or the amount of claimed damages in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will ultimately be resolved, or what any eventual settlement, fine, penalty or other relief might be. Subject to the foregoing, the Company believes that the outcome of any such pending matter will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome could be material to the Company’s or a business segment’s operating results in the future, depending, among other things, upon the Company’s or business segment’s income for such period.

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company's subsidiary E*TRADE Capital Markets, LLC ("ETCM"), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as "trading ahead") during the period 1999—2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	March 31, 2007
	Fixed Rate	Variable Rate	Total
Purchase loans	$—	$1,216,189	$1,216,189
Originate loans	$643,281	$293,236	$936,517
Sell loans	$47,170	$3,310	$50,480

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2007, the Company had commitments to purchase $1.6 billion and sell $0.9 billion in securities. In addition, the Company had approximately $4.1 billion of certificates of deposit scheduled to mature in less than one year and $7.9 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at March 31, 2007 is $0.3 million, which the Company considers adequate based upon analysis of historical trends and current economic conditions for these guarantees.

ETBH raises capital through the formation of trusts, which sell trust preferred stock in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issues Floating Rate Cumulative Preferred Securities at par, with a liquidation amount of $1,000 per capital security. The proceeds from the sale of issuances are invested in ETBH’s Floating Rate Junior Subordinated Debentures.

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2007, management estimated that the maximum potential liability under this arrangement is equal to approximately $441.8 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$457,764	$671,243	$(299,212)	$829,795
Operating interest expense	(230,283)	(508,138)	299,212	(439,209)

Net operating interest income	227,481	163,105	—	390,586
Provision for loan losses	—	(21,186)	—	(21,186)

Net operating interest income after provision for loan losses	227,481	141,919	—	369,400

Commission	123,305	35,688	—	158,993
Fees and service charges	54,203	7,475	(2,180)	59,498
Principal transactions	—	30,082	—	30,082
Gain on sales of loans and securities, net	4,911	12,464	—	17,375
Other revenue	9,751	41	(142)	9,650

Total non-interest income	192,170	85,750	(2,322)	275,598

Total net revenue	419,651	227,669	(2,322)	644,998

Expense excluding interest:
Compensation and benefits	80,296	43,486	—	123,782
Clearing and servicing	20,761	48,813	(2,322)	67,252
Advertising and market development	43,924	1,668	—	45,592
Communications	22,795	3,361	—	26,156
Professional services	15,099	9,886	—	24,985
Depreciation and amortization	14,809	4,574	—	19,383
Occupancy and equipment	20,572	3,007	—	23,579
Amortization of other intangibles	9,619	649	—	10,268
Facility restructuring and other exit activities	1,017	(284)	—	733
Other	19,301	13,374	—	32,675

Total expense excluding interest	248,193	128,534	(2,322)	374,405

Segment income	$171,458	$99,135	$—	$270,593

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Three Months Ended March 31, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$318,202	$453,476	$(177,384)	$594,294
Operating interest expense	(112,282)	(334,607)	177,384	(269,505)

Net operating interest income	205,920	118,869	—	324,789
Provision for loan losses	—	(10,197)	—	(10,197)

Net operating interest income after provision for loan losses	205,920	108,672	—	314,592

Commission	135,864	40,005	—	175,869
Fees and service charges	53,344	6,791	(2,273)	57,862
Principal transactions	—	30,692	—	30,692
Gain on sales of loans and securities, net	8,727	2,901	—	11,628
Other revenue	9,299	111	(1,704)	7,706

Total non-interest income	207,234	80,500	(3,977)	283,757

Total net revenue	413,154	189,172	(3,977)	598,349

Expense excluding interest:
Compensation and benefits	71,207	44,781	—	115,988
Clearing and servicing	17,365	49,900	(3,977)	63,288
Advertising and market development	33,055	1,726	—	34,781
Communications	28,483	2,925	—	31,408
Professional services	22,318	5,437	—	27,755
Depreciation and amortization	14,568	4,221	—	18,789
Occupancy and equipment	18,987	1,517	—	20,504
Amortization of other intangibles	9,873	1,459	—	11,332
Facility restructuring and other exit activities	375	(628)	—	(253)
Other	19,589	11,416	—	31,005

Total expense excluding interest	235,820	122,754	(3,977)	354,597

Segment income	$177,334	$66,418	$—	$243,752

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of March 31, 2007	$14,496,703	$45,638,379	$—	$60,135,082
As of December 31, 2006	$13,864,334	$39,874,969	$—	$53,739,303

No single customer accounted for more than 10% of total net revenue for the three months ended March 31, 2007 and 2006.

NOTE 18—SUBSEQUENT EVENT

On April 18, 2007, the Company announced that its Board of Directors authorized an additional $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2007, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company's subsidiary E*TRADE Capital Markets, LLC ("ETCM"), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as "trading ahead") during the period 1999—2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2004, the Company announced that its Board of Directors approved a $200.0 million repurchase program (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. The table below shows the timing and impact of the repurchases during the three months ended March 31, 2007 (dollars in thousands, except per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the December 2004 Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under the December 2004 Plan
January 2007	—	$—	—	$57,164
February 2007	352,000	$22.79	352,000	$49,143
March 2007	678,000	$22.12	678,000	$34,142

Total	1,030,000	$22.35	1,030,000	$34,142

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

Dated: May 10, 2007

E*TRADE Financial Corporation (Registrant)

By	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

By	/s/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)