Form 10-Q
period 2007-06-30
E TRADE FINANCIAL CORP
filed 2007-08-09
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 3, 2007, there were 423,629,118 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2007

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

OVERVIEW

Strategy

Our strategy centers on strengthening and growing our retail business and leveraging that growth in our institutional business. We strive to further develop our retail business by acquiring, retaining and expanding our relationships with global retail customers. We offer our retail and institutional customers a suite of trading, investing, banking and lending products. We plan to grow these relationships organically by using technology to deliver an attractive combination of product, service and price to the value-driven mass affluent customer. We also intend to grow, where appropriate, through targeted acquisitions which leverage our existing business platform and through further expansion into certain international markets.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	competitors’ pricing on financial products and services;

•	the weakness or strength of the consumer credit market;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance, volume and volatility of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our trading, investing, banking and lending products;

•	disciplined expense control and improved operational efficiency;

•	maintaining strong overall asset quality; and

•	prudent risk and capital management.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	At or For the Three Months Ended June 30,		Variance	At or For the Six Months Ended June 30,		Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Customer Activity Metrics:
Retail client assets (dollars in billions)	$212.8	$180.1	18%	$212.8	$180.1	18%
Customer cash and deposits (dollars in billions)	$37.9	$30.1	26%	$37.9	$30.1	26%
U.S. daily average revenue trades	141,606	142,621	(1)%	141,425	150,843	(6)%
International daily average revenue trades	27,516	22,981	20%	28,146	22,475	25%

Total daily average revenue trades	169,122	165,602	2%	169,571	173,318	(2)%
Average commission per trade	$12.03	$12.23	(2)%	$11.96	$12.16	(2)%

Company Financial Metrics:
Net revenue growth(1)	9%	58%	(49)%	8%	50%	(42)%
Enterprise net interest spread (basis points)	271	291	(7)%	272	290	(6)%
Enterprise interest-earning assets (average in billions)	$57.7	$44.1	31%	$55.3	$42.7	29%
Total non-performing loans receivable as a % of total gross loans receivable	0.53%	0.22%	0.31%	0.53%	0.22%	0.31%
Operating margin (%)	39%	43%	(4)%	41%	42%	(1)%
Compensation and benefits as a % of revenue	18%	21%	(3)%	19%	20%	(1)%

(1)	Net revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Customer Activity Metrics

•

Retail client assets are an indicator of the value of our relationship with the customer. An increase in retail client assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

•	Customer cash and deposits are an indicator of a deepening engagement with our customers and are a key driver of net operating interest income.

•	Daily average revenue trades (“DARTs”) are the predominant driver of commission revenue from our retail customers.

•

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. As a result, this metric is impacted by both the mix between our retail domestic and international businesses and the mix between active traders, mass affluent and main street customers.

Company Financial Metrics

•

Net revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. When coupled with operating margin, the two provide information about the general success of our business.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

•	Total non-performing loans receivable as a percentage of gross loans receivable is an indicator of the performance of our total loan portfolio.

•	Operating margin is an indicator of the profitability of our operations.

•	Compensation and benefits as a percentage of revenue is an indicator of our productivity. This ratio coupled with operating margin is an indicator of our efficiency.

Significant Events in the Second Quarter of 2007

International Expansion

We continued our expansion into international markets with the launch of operations in Norway and the Netherlands. In Norway, we now offer online trading of all Norwegian stocks registered on the Norwegian exchange Oslo Børs, as well as stocks from Scandinavian markets in Sweden, Denmark, Finland, and the American markets. In the Netherlands, we offer Dutch investors direct access to the US stock markets through our global trading platform.

Enhanced Distribution Network

We enhanced our distribution network by opening three new E*TRADE Financial centers during the period. With the addition of centers in Charlotte, NC; Houston, TX; and Minneapolis, MN, we increased the number of our nationwide financial centers to a total of 27.

Summary Financial Results

Income Statement Highlights for the Three and Six Months Ended June 30, 2007 (dollars in millions, except per share amounts)

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Total net revenue	$663.5	$611.4	9%	$1,308.5	$1,209.7	8%
Net operating interest income after provision for loan losses	$384.1	$334.3	15%	$753.5	$648.9	16%
Operating margin	$261.4	$260.8	0%	$532.0	$504.5	5%
Net income	$159.1	$156.5	2%	$328.5	$299.0	10%
Diluted net earnings per share	$0.37	$0.36	3%	$0.75	$0.69	9%
Operating margin (%)	39%	43%	(4)%	41%	42%	(1)%

During the second quarter of 2007, despite volatility in the global equity markets and sustained pressure on the domestic real estate market, we continued to strengthen our financial performance. Total net revenue and net income increased 9% and 2%, respectively, when compared to the corresponding period in the prior year. We believe the investments we have made in marketing, operations and service are driving organic growth in customer cash and deposits and margin receivables, which are the primary drivers of our increase in net income. The decrease in operating margin to 39% in the second quarter of 2007 from 43% when compared to the same period in the prior year is due primarily to $35.1 million in expense recorded for certain legal and regulatory matters(1).

Net operating interest income after provision for loan losses increased 15% to $384.1 million for the three months ended June 30, 2007, compared with the same period in 2006. Net operating interest income benefited from increases in customer cash and deposits, which increased $7.8 billion compared to the same period in 2006. The increase in customer cash and deposits resulted from organic growth, primarily in our new Complete Savings Account, which was launched at the end of 2006. This new product has driven meaningful growth in cash from new and existing customers. In addition, customers who utilized this new product tended to engage more broadly with our other products and services.

Balance Sheet Highlights (dollars in billions)

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Total assets	$63.0	$53.7	17%
Total enterprise interest-earning assets	$58.7	$49.5	19%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets(2)	67%	68%	(1)%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities(2)	61%	64%	(3)%

The increase in total assets was attributable primarily to an increase of $5.1 billion in loans receivable, net. The increase in loans receivable, net was due principally to growth in our real estate loan portfolio, specifically first lien real estate loans. During the second quarter of 2007, we focused on growing our first lien real estate loan portfolio, allowing our consumer loan and second lien real estate portfolios to decline. Enterprise interest-earning assets were $58.7 billion at June 30, 2007, an increase of $9.2 billion from December 31, 2006, which was related primarily to the increase in loans, net and margin receivables.

Retail deposits and customer payables were $33.9 billion at June 30, 2007, up 14% or $4.1 billion compared to December 31, 2006. Retail deposits and customer payables are two of our lowest cost sources of funding and are important contributors to our net operating interest income growth. The increase during the period was due primarily to growth in the Complete Savings Account.

EARNINGS OVERVIEW

Net income increased 2% to $159.1 million and 10% to $328.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase was a result of strong growth in retail deposits and customer payables, which are the primary funding source for interest-earning assets.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture

(1)	Refer to Note 17—Commitments, Contingencies and Other Regulatory Matters for the disclosure around legal and regulatory matters.
(2)

Loans, net and margin receivables as a percentage of enterprise interest-earning assets and retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities include balances not recorded on the balance sheet, such as margin and customer cash and deposits held by third parties.

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

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Revenue:
Operating interest income	$905,772	$660,373	$245,399	37%	$1,735,567	$1,254,667	$480,900	38%
Operating interest expense	(491,608)	(315,771)	(175,837)	56%	(930,817)	(585,276)	(345,541)	59%

Net operating interest income	414,164	344,602	69,562	20%	804,750	669,391	135,359	20%
Provision for loan losses	(30,045)	(10,270)	(19,775)	193%	(51,231)	(20,467)	(30,764)	150%

Net operating interest income after provision for loan losses	384,119	334,332	49,787	15%	753,519	648,924	104,595	16%

Commission	169,768	167,296	2,472	1%	328,761	343,165	(14,404)	(4)%
Fees and service charges	65,446	57,809	7,637	13%	124,944	115,671	9,273	8%
Principal transactions	27,768	31,590	(3,822)	(12)%	57,850	62,282	(4,432)	(7)%
Gain on sales of loans and securities, net	5,328	11,107	(5,779)	(52)%	22,703	22,735	(32)	(0)%
Other revenue	11,120	9,224	1,896	21%	20,770	16,930	3,840	23%

Total non-interest income	279,430	277,026	2,404	1%	555,028	560,783	(5,755)	(1)%

Total net revenue	$663,549	$611,358	$52,191	9%	$1,308,547	$1,209,707	$98,840	8%

Net operating interest income after provision for loan losses continues to be our largest source of revenue and represents 58% of total net revenue for both the three and six months ended June 30, 2007. This reflects our focus on retaining retail customer cash and deposits and retail credit balances. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The table below presents each revenue component as a percentage of total net revenue.

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
Revenue:
Net operating interest income after provision for loan losses	58%	55%	3%	58%	54%	4%
Commission(1)	25	27	(2)	25	28	(3)
Fees and service charges	10	9	1	10	10	—
Principal transactions	4	5	(1)	4	5	(1)
Gain on sales of loans and securities, net	1	2	(1)	2	2	—
Other revenue	2	2	—	1	1	—

Total net revenue	100%	100%	—%	100%	100%	—%

(1)

Retail commission revenue represented 19% and 21% of total net revenue for the three months ended June 30, 2007 and 2006, respectively, and 19% and 22% for the six months ended June 30, 2007 and 2006, respectively. Institutional commission revenue represented 6% of total net revenue for both the three months ended June 30, 2007 and 2006, and 6% and 7% for the six months ended June 30, 2007 and 2006, respectively.

Net Operating Interest Income after Provision for Loan Losses

Net operating interest income after provision for loan losses increased 15% to $384.1 million and 16% to $753.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in net operating interest income was due primarily to growth in enterprise interest-earning assets, specifically loans, net. Average loans, net as a percentage of average enterprise interest-earning assets increased 8% to 54% and 6% to 53% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended June 30,
	2007			2006
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$31,037,971	$497,517	6.41%	$20,419,936	$303,499	5.95%
Margin receivables	7,003,411	127,335	7.29%	6,982,867	123,390	7.09%
Mortgage-backed and related available-for-sale securities	13,027,383	172,501	5.30%	11,715,510	147,374	5.03%
Available-for-sale investment securities	4,502,434	73,133	6.50%	3,048,166	47,287	6.21%
Trading securities	114,135	3,174	11.12%	142,452	2,946	8.27%
Cash and cash equivalents(1)	1,244,965	15,008	4.84%	1,260,684	13,421	4.27%
Stock borrow and other	752,280	14,688	7.83%	493,981	8,795	7.14%

Total enterprise interest-earning assets	57,682,579	903,356	6.27%	44,063,596	646,712	5.87%

Non-operating interest-earning assets(2)	4,610,421			4,592,685

Total assets	$62,293,000			$48,656,281

Enterprise interest-bearing liabilities:
Retail deposits	$26,778,743	200,081	3.00%	$19,848,322	115,062	2.33%
Brokered certificates of deposit	424,645	5,220	4.93%	577,068	6,696	4.65%
Customer payables	6,836,301	22,779	1.34%	6,416,136	16,957	1.06%
Repurchase agreements and other borrowings	13,558,998	175,337	5.12%	10,580,283	129,103	4.83%
Federal Home Loan Bank (“FHLB”) advances	6,151,086	78,800	5.07%	2,842,198	32,207	4.48%
Stock loan and other	1,194,006	8,381	2.82%	1,133,694	8,487	3.00%

Total enterprise interest-bearing liabilities	54,943,779	490,598	3.56%	41,397,701	308,512	2.96%

Non-operating interest-bearing liabilities(3)	2,973,193			3,514,973

Total liabilities	57,916,972			44,912,674
Total shareholders’ equity	4,376,028			3,743,607

	$62,293,000			$48,656,281

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,738,800	$412,758	2.71%	$2,665,895	$338,200	2.91%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.86%			3.07%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			104.98%			106.44%
Return on average:
Total assets			1.02%			1.29%
Total shareholders’ equity			14.55%			16.72%
Average equity to average total assets			7.02%			7.69%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Three Months Ended June 30,
	2007	2006
Enterprise net interest income(4)	$412,758	$338,200
Taxable equivalent interest adjustment	(7,487)	(4,306)
Customer cash held by third parties and other(5)	8,893	10,708

Net operating interest income	$414,164	$344,602

(1)	Includes segregated cash balances.
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

(5)

Includes interest earned on average customer assets of $4.0 billion and $3.4 billion for the three months ended June 30, 2007 and 2006, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest income earned on average stock conduit assets of $2.2 million and $362.4 million for the three months ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/Cost
Enterprise interest-earning assets:
Loans, net	$29,573,824	$948,916	6.42%	$19,997,845	$584,769	5.85%
Margin receivables	6,896,215	251,321	7.35%	6,731,622	228,294	6.84%
Mortgage-backed and related available-for-sale securities	12,536,473	330,468	5.27%	11,138,767	272,878	4.90%
Available-for-sale investment securities	4,203,594	136,629	6.50%	2,785,456	84,676	6.08%
Trading securities	116,941	6,443	11.02%	140,566	5,594	7.96%
Cash and cash equivalents(1)	1,301,131	30,938	4.79%	1,403,846	29,320	4.21%
Stock borrow and other	662,044	24,739	7.54%	512,204	16,525	6.51%

Total enterprise interest-earning assets	55,290,222	1,729,454	6.27%	42,710,306	1,222,056	5.73%

Non-operating interest-earning assets(2)	4,516,233			4,794,715

Total assets	$59,806,455			$47,505,021

Enterprise interest-bearing liabilities:
Retail deposits	$25,743,429	377,410	2.96%	$18,988,979	205,567	2.18%
Brokered certificates of deposit	445,486	10,879	4.92%	499,266	10,809	4.37%
Customer payables	6,609,616	43,258	1.32%	6,586,985	33,330	1.02%
Repurchase agreements and other borrowings	12,852,361	334,368	5.17%	10,219,654	240,623	4.68%
Federal Home Loan Bank (“FHLB”) advances	5,576,927	141,652	5.05%	2,947,569	64,746	4.37%
Stock loan and other	1,271,225	20,896	3.31%	903,005	12,684	2.83%

Total enterprise interest-bearing liabilities	52,499,044	928,463	3.55%	40,145,458	567,759	2.83%

Non-operating interest-bearing liabilities(3)	2,993,659			3,757,322

Total liabilities	55,492,703			43,902,780
Total shareholders’ equity	4,313,752			3,602,241

	$59,806,455			$47,505,021

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,791,178	$800,991	2.72%	$2,564,848	$654,297	2.90%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.90%			3.06%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.32%			106.39%
Return on average:
Total assets			1.10%			1.26%
Total shareholders’ equity			15.23%			16.60%
Average equity to average total assets			7.21%			7.58%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Six Months Ended June 30,
	2007	2006
Enterprise net interest income(4)	$800,991	$654,297
Taxable equivalent interest adjustment	(14,807)	(7,698)
Customer cash held by third parties and other(5)	18,566	22,792

Net operating interest income	$804,750	$669,391

(1)	Includes segregated cash balances.
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

(5)

Includes interest earned on average customer assets of $3.9 billion and $3.5 billion for the six months ended June 30, 2007 and 2006, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest income earned on average stock conduit assets of $2.4 million and $591.9 million for the six months ended June 30, 2007 and 2006, respectively.

Average enterprise interest-earning assets increased 31% to $57.7 billion and 29% to $55.3 billion for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Average loans, net grew 52% to $31.0 billion and 48% to $29.6 billion for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Average loans, net grew as a result of our focus on growing real estate loan products.

Average enterprise interest-bearing liabilities increased 33% to $54.9 billion and 31% to $52.5 billion for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in average enterprise interest-bearing liabilities was primarily in retail deposits. Average retail deposits increased 35% to $26.8 billion and 36% to $25.7 billion for the three and six months ended June 30, 2007, respectively, compared to the same period in 2006. Increases in average retail deposits were driven by growth in the Complete Savings Account.

Enterprise net interest spread decreased by 20 basis points to 2.71% and 18 basis points to 2.72% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This decrease was primarily the result of a challenging interest rate environment throughout the past 12 months, during which the yield curve remained relatively flat to inverted.

Provision for Loan Losses

Provision for loan losses increased 193% to $30.0 million and 150% to $51.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in the provision for loan losses was related primarily to the growth in our second lien real estate loan portfolio and the increase in delinquent loans during the period. While our credit standards have remained strong, we anticipate upward trends in delinquencies and charge-offs compared to 2006 as a result of the continued seasoning of our second lien real estate loan portfolio and the current instability in the overall consumer credit market. The provision for loan losses is expected to increase in future periods based on the seasoning of the portfolio and the increase in delinquencies and charge-offs. Further deterioration in the consumer credit market could drive an additional increase in the provision for loan losses.

Commission

Retail and institutional commission revenue increased 1% to $169.8 million for the three months ended June 30, 2007, compared to the same period in 2006 and decreased 4% to $328.8 million for six months ended June 30, 2007, compared to the same period in 2006. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade. Institutional commission revenue is also impacted by negotiated rates, which differ by customer. Our institutional customers are provided with global execution and settlement services as well as worldwide access to research provided by third parties in exchange for commissions based on negotiated rates.

DARTs increased 2% to 169,122 for the three months ended June 30, 2007, compared to the same period in 2006 and decreased 2% to 169,571 for the six months ended June 30, 2007, compared to the same period in 2006. Our U.S. DART volume decreased 1% and 6% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, driven by changing market conditions and decreased trading activities. Our international DARTs grew by 20% and 25% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time they will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 15% of U.S. trading volume versus 12% a year ago.

Average commission per trade decreased 2% to $12.03 and 2% to $11.96 for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period which resulted in a heavier weighting of Active Traders, who generally have a lower commission per trade.

Fees and Service Charges

During the first quarter of 2007, the Company re-defined the line item “Service charges and fees” by reclassifying certain fee-like revenue items formerly reported in “Other revenue” into the “Service charges and fees” line item, now called “Fees and service charges.” The fee-like revenue streams moved include payment for order flow, foreign currency margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue.

Fees and service charges increased 13% to $65.4 million and 8% to $124.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase was due to an increase in our advisor management fees, mutual fund fees, order flow payment and CDO management fees, partially offset by a decrease in account maintenance fees and mortgage servicing fees. We expect our account maintenance fee income to continue to decline over time as we have fewer customers who are subject to the fee; however, we expect our advisory management fee income, which is not currently a significant portion of fees and service charges, to increase over time as we focus on growing this product.

Principal Transactions

Principal transactions decreased 12% to $27.8 million and 7% to $57.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in principal transactions resulted from lower trading volumes as well as a decrease in the average revenue earned per trade. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net decreased 52% to $5.3 million for the three months ended June 30, 2007 compared to the same period in 2006 and remained flat at $22.7 million for the six months ended June 30, 2007 compared to the same period in 2006, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Gain on sales of originated loans	$2,043	$2,681	$(638)	(24)%	$3,958	$5,999	$(2,041)	(34)%
Gain (loss) on sales of loans held-for-sale, net	(25)	(409)	384	(94)%	(1,687)	(1,098)	(589)	54%

Gain on sales of loans, net	2,018	2,272	(254)	(11)%	2,271	4,901	(2,630)	(54)%
Gain on sales of securities, net	3,310	8,835	(5,525)	(63)%	20,432	17,834	2,598	15%

Total gain on sales of loans and securities, net	$5,328	$11,107	$(5,779)	(52)%	$22,703	$22,735	$(32)	(0)%

The decrease in the total gain on sales of loans and securities, net during the three months ended June 30, 2007 was due primarily to a decrease in gain on sales of securities, net compared to the same period in 2006. The decrease in the total gain on sales of loans and securities, net during the six months ended June 30, 2007 was due primarily to a decrease in gain on sales of originated loans, partially offset by an increase in gain on sales of securities compared to the same period in 2006.

Other Revenue

Other revenue increased 21% to $11.1 million and 23% to $20.8 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in other revenue was due to an increase in fees earned in connection with distribution of shares during initial public offerings and software consulting fees from our Corporate Services business.

Expense Excluding Interest

The components of expense excluding interest and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Compensation and benefits	$119,079	$125,641	$(6,562)	(5)%	$242,861	$241,629	$1,232	1%
Clearing and servicing	74,177	64,138	10,039	16%	141,429	127,426	14,003	11%
Advertising and market development	35,938	30,420	5,518	18%	81,530	65,201	16,329	25%
Communications	25,821	27,834	(2,013)	(7)%	51,977	59,242	(7,265)	(12)%
Professional services	25,162	23,219	1,943	8%	50,147	50,974	(827)	(2)%
Depreciation and amortization	20,075	18,827	1,248	7%	39,458	37,616	1,842	5%
Occupancy and equipment	22,820	20,428	2,392	12%	46,399	40,932	5,467	13%
Amortization of other intangibles	10,187	11,972	(1,785)	(15)%	20,455	23,304	(2,849)	(12)%
Facility restructuring and other exit activities	(1,500)	2,884	(4,384)	*	(767)	2,631	(3,398)	*
Other	70,426	25,208	45,218	179%	103,101	56,213	46,888	83%

Total expense excluding interest	$402,185	$350,571	$51,614	15%	$776,590	$705,168	$71,422	10%

*	Percentage not meaningful

Expense excluding interest increased 15% to $402.2 million and 10% to $776.6 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase in expense excluding interest was driven primarily by $35.1 million in expense recorded for certain legal and regulatory matters, which is reflected in the other line item within total expense excluding interest.

Compensation and Benefits

Compensation and benefits decreased 5% to $119.1 million and remained relatively flat at 1% to $242.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease for the three months ended June 30, 2007 compared to the same period in 2006 resulted primarily from lower incentive based compensation. We believe compensation and benefits as a percentage of revenue is a measure of our efficiency and the most relevant metric to assess this expense. This ratio declined to 18% and 19% for the three and six months ending June 30, 2007, respectively, compared to 21% and 20% for the same periods in 2006.

Clearing and Servicing

Clearing and servicing expense increased 16% to $74.2 million and 11% to $141.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase is due primarily to higher loan balances during the period, which resulted in higher servicing costs.

Advertising and Market Development

Advertising and market development expense increased 18% to $35.9 million and 25% to $81.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase is a result of expanded efforts to promote our products and services to the value-driven mass affluent customer.

Communications

Communications expense decreased 7% to $25.8 million and 12% to $52.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease is due to higher communications expenses in 2006 to our newly acquired customers from Harrisdirect and BrownCo.

Occupancy and Equipment

Occupancy and equipment increased 12% to $22.8 million and 13% to $46.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase is due primarily to opening new and expanding existing customer service centers.

Other

Other expenses increased 179% to $70.4 million and 83% to $103.1 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase is due primarily to $35.1 million in expense recorded for certain legal and regulatory matters.

Other Income (Expense)

Other income (expense) decreased to an expense of $20.4 million and to an expense of $28.6 million for the three and six months ended June 30, 2007, compared to the same periods in 2006, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Other income (expense):
Corporate interest income	$1,001	$2,188	$(1,187)	(54)%	$2,706	$4,149	$(1,443)	(35)%
Corporate interest expense	(37,866)	(36,114)	(1,752)	5%	(75,657)	(76,622)	965	(1)%
Gain on sales and impairment of investments	17,267	15,290	1,977	13%	37,023	32,906	4,117	13%
Gain (loss) on early extinguishment of debt	31	(568)	599	*	31	(703)	734	*
Equity in income (loss) of investments and venture funds	(840)	189	(1,029)	*	7,255	(818)	8,073	*

Total other income (expense)	$(20,407)	$(19,015)	$(1,392)	*	$(28,642)	$(41,088)	$12,446	*

*	Percentage not meaningful

Total other income (expense) for the three and six months ended June 30, 2007 primarily consisted of corporate interest expense resulting from the senior notes and mandatory convertible notes held by the Company. During the six months ended June 30, 2007, we sold our investments in E*TRADE Australia and E*TRADE Korea, which resulted in $17.3 million and $37.0 million in gain on sales and impairment of investments for the three and six months ended June 30, 2007, respectively.

Income Tax Expense

Income tax expense from continuing operations decreased 4% to $81.8 million for the three months ended June 30, 2007, compared to the same period in 2006 and increased 7% to $174.8 million during the six months ended June 30, 2007, compared to the same period in 2006. The increase in income tax expense for the six months ended June 30, 2007 compared to the same period in prior year was related to the increase in pre-tax income over the comparable period. Our effective tax rates for the six months ended June 30, 2007 and 2006 were 34.7% and 35.3%, respectively. The decrease in our rate is principally due to the increasing tax benefit received on our tax exempt investment portfolio.

SEGMENT RESULTS REVIEW

Retail

Retail segment income increased 8% to $204.2 million and 2% to $375.6 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Retail segment income:
Net operating interest income after provision for loan losses	$250,504	$228,706	$21,798	10%	$477,985	$434,626	$43,359	10%
Commission	128,183	127,567	616	0%	251,488	263,431	(11,943)	(5)%
Fees and service charges	57,979	52,052	5,927	11%	112,182	105,396	6,786	6%
Gain on sales of loans and securities, net	7,351	8,958	(1,607)	(18)%	12,262	17,685	(5,423)	(31)%
Other revenue	11,173	10,903	270	2%	20,924	20,202	722	4%

Net segment revenue	455,190	428,186	27,004	6%	874,841	841,340	33,501	4%
Total segment expense	251,027	238,695	12,332	5%	499,220	474,515	24,705	5%

Total retail segment income	$204,163	$189,491	$14,672	8%	$375,621	$366,825	$8,796	2%

Key Metrics:
Retail client assets (dollars in billions)	$212.8	$180.1	$32.7	18%	$212.8	$180.1	$32.7	18%
Customer cash and deposits (dollars in billions)	$37.9	$30.1	$7.8	26%	$37.9	$30.1	$7.8	26%
U.S. DARTs	141,606	142,621	(1,015)	(1)%	141,425	150,843	(9,418)	(6)%
International DARTs	27,516	22,981	4,535	20%	28,146	22,475	5,671	25%

DARTs	169,122	165,602	3,520	2%	169,571	173,318	(3,747)	(2)%
Average commission per trade	$12.03	$12.23	$(0.20)	(2)%	$11.96	$12.16	$(0.20)	(2)%
Average margin debt (dollars in billions)	$7.1	$7.0	$0.1	1%	$7.0	$6.7	$0.3	4%

Our retail segment generates revenue from trading, investing, banking and lending relationships with retail customers. These relationships essentially drive five sources of revenue: net operating interest income; commission; fees and service charges; gain on sales of loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service retail customers through these corporate relationships. Our geographically dispersed retail accounts grew 6% from June 30, 2006 to June 30, 2007. We believe this growth is a result of the investments we have made in marketing, operations and service. As of June 30, 2007, we had approximately 3.7 million active investing and trading accounts and 1.0 million active deposit and lending accounts.

The increase in retail segment income for the three and six months ended June 30, 2007 compared to the same periods in 2006 was due to an increase in net operating income after provision for loan losses slightly offset by a decrease in gains on sales of loans and securities, net.

Retail net operating interest income after provision for loan losses increased 10% to $250.5 million and 10% to $478.0 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase was driven by growth in customer cash and deposits, which generally translate into a lower cost of funds. The growth in customer cash and deposits was largely the result of the growth in the Complete Savings Account.

Retail commission revenue increased slightly to $128.2 million and decreased 5% to $251.5 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease in commission revenue was primarily the result of lower trading volumes in the overall domestic equity market. Slightly offsetting this decline was an increase in our international commissions where DARTs increased 25% from 22,475 to 28,146 for the six months ended June 30, 2007 compared to the same period in 2006.

Retail segment expense increased 5% to $251.0 million and 5% to $499.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. This increase related primarily to our increased marketing spend as we expanded efforts to promote our products and services to the value-driven mass affluent customer.

Institutional

Institutional segment income decreased 20% to $57.2 million and increased 14% to $156.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, as shown in the following table (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2007 vs. 2006				2007 vs. 2006
	2007	2006	Amount	%	2007	2006	Amount	%
Institutional segment income:
Net operating interest income after provision for loan losses	$133,615	$105,626	$27,989	26%	$275,534	$214,298	$61,236	29%
Commission	41,585	39,729	1,856	5%	77,273	79,734	(2,461)	(3)%
Fees and service charges	9,923	7,536	2,387	32%	17,398	14,327	3,071	21%
Principal transactions	27,768	31,590	(3,822)	(12)%	57,850	62,282	(4,432)	(7)%
Gain (loss) on sales of loans and securities, net	(2,023)	2,149	(4,172)	(194)%	10,441	5,050	5,391	107%
Other revenue	91	52	39	75%	132	163	(31)	(19)%

Net segment revenue	210,959	186,682	24,277	13%	438,628	375,854	62,774	17%
Total segment expense	153,758	115,386	38,372	33%	282,292	238,140	44,152	19%

Total institutional segment income	$57,201	$71,296	$(14,095)	(20)%	$156,336	$137,714	$18,622	14%

Key Metrics:
Total nonperforming loans receivable as a % of total gross loans receivable	0.53%	0.22%	*	0.31%	0.53%	0.22%	*	0.31%
Average revenue capture per 1,000 equity shares	$0.433	$0.387	$0.046	12%	$0.499	$0.325	$0.174	54%

*	Percentage not meaningful

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

Net operating interest income after provision for loan losses increased 26% to $133.6 million and 29% to $275.5 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. These increases primarily were a result of growth in interest-earning assets, which are funded primarily by retail customer cash and deposit balances. These customer balances were kept on-balance sheet as a low-cost source of funding and then utilized by the institutional segment either to purchase interest-earning assets or pay down wholesale liabilities.

Fee and service charges revenue increased 32% to $9.9 million and 21% to $17.4 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The increase is related to higher CDO management fees.

Principal transactions decreased 12% to $27.8 million and 7% to $57.9 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. The decrease was due to lower trading volumes.

Gain (loss) on sales of loans and securities, net decreased $4.2 million for the three months ended June 30, 2007 compared to the same period in 2006 and increased $5.4 million for the six months ended June 30, 2007 compared to the same period in 2006. We evaluate our portfolio of securities available-for-sale in light of changing market conditions and where appropriate, take steps intended to optimize our overall economic position. Based on this evaluation, we decided to sell certain securities, which resulted in a loss of $2.0 million and a gain of $10.4 million in gain (loss) on sales of loans and securities, net for the three and six months ended June 30, 2007, respectively.

Total institutional segment expense increased 33% to $153.8 million and 19% to $282.3 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 and was due primarily to additional expense recorded for certain legal and regulatory matters.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Assets:
Cash and equivalents(1)	$1,392,028	$1,493,856	(7)%
Trading securities	161,851	178,600	(9)%
Available-for-sale mortgage-backed and investment securities	16,893,248	13,921,983	21%
Loans held-for-sale	242,269	283,496	(15)%
Margin receivables	7,399,916	6,828,448	8%
Loans receivable, net	31,483,530	26,372,697	19%
Other assets(2)	5,402,224	4,660,223	16%

Total assets	$62,975,066	$53,739,303	17%

Liabilities and shareholders’ equity:
Deposits	$27,770,749	$24,071,012	15%
Securities sold under agreements to repurchase	12,435,733	9,792,422	27%
Customer payables	6,493,401	6,182,672	5%
Other borrowings	7,785,101	5,323,962	46%
Corporate debt(3)	1,839,977	1,842,169	(0)%
Accounts payable, accrued and other liabilities	2,315,943	2,330,696	(1)%

Total liabilities	58,640,904	49,542,933	18%
Shareholders’ equity	4,334,162	4,196,370	3%

Total liabilities and shareholders’ equity	$62,975,066	$53,739,303	17%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under Federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items senior notes and mandatory convertible notes.

During the first quarter of 2007, we re-presented our balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively.

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $7.5 billion and $7.0 billion at June 30, 2007 and December 31, 2006, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Margin receivables	$7,399,916	$6,828,448
Margin held by third parties and other	118,766	174,652

Margin debt	$7,518,682	$7,003,100

The increase in total assets was primarily the result of growth in loans receivable, net and available-for-sale mortgage-backed and investment securities. The growth in available-for-sale mortgage-backed and investment securities was driven primarily by growth in mortgage-backed securities. The growth in loans receivable, net was driven primarily by growth in first lien real estate loans. For this growth, the loans were originated, on average, 9 months prior to our purchase and typically include early payment default protection for up to 1 month.

The increase in total liabilities primarily was attributable to the increase in deposits and securities sold under agreements to repurchase and other borrowings. The $3.7 billion increase in deposits was due primarily to the growth in the Complete Savings Account. The increase in securities sold under agreements to repurchase and other borrowings contributed to the growth of the loans receivable, net.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Real estate loans:
One- to four-family	$15,667,337	$10,870,214	44%
Home equity lines of credit (“HELOC”), Home equity installment loans (“HEIL”) and other(1)	12,413,401	11,809,008	5%
Consumer and other loans:
Recreational vehicle	2,105,360	2,292,356	(8)%
Marine	581,724	651,764	(11)%
Commercial	275,367	219,008	26%
Credit card	99,007	128,583	(23)%
Automobile	41,283	77,533	(47)%
Other	2,337	3,706	(37)%
Unamortized premiums, net	373,418	388,153	(4)%
Allowance for loan losses	(75,704)	(67,628)	12%

Total loans receivable, net	$31,483,530	$26,372,697	19%

Loans receivable, net increased 19% to $31.5 billion at June 30, 2007 from $26.4 billion at December 31, 2006. We continue to focus on our growth in first lien real estate loans while allowing our consumer loans to decline. We anticipate that our first lien real estate loan portfolio will continue to increase over time, and we believe this will improve our credit risk profile. We expect consumer loans to continue to decline as we no longer originate recreational vehicle, marine and auto loans.

(1)

The HELOC and HEIL portfolio is primarily second lien loans on residential real estate properties. We also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.

In recent months, there has been considerable attention in the financial media regarding rising delinquencies and default rates in the sub-prime(1) lending market. As a general matter, we do not originate or purchase sub-prime loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably end up acquiring a de minimis amount of these loans. As of June 30, 2007, sub-prime loans represented less than one-fifth of one percent of our total loan portfolio.

During the first quarter of 2007, we entered into a credit default swap (“CDS”) on $4.0 billion of our first-lien residential real estate loan portfolio. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS we entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate as it affects adjustable-rate loans; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at June 30, 2007 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	Consumer & Other		Real Estate		Total
	Allowance	Allowance as % of Consumer and Other Loans Receivable	Allowance	Allowance as % of Real Estate Loans Receivable	Allowance	Allowance as % of Total Loans Receivable
June 30, 2007	$22,060	0.70%	$53,644	0.19%	$75,704	0.24%
March 31, 2007	$23,863	0.73%	$44,126	0.17%	$67,989	0.23%
December 31, 2006	$28,197	0.82%	$39,431	0.17%	$67,628	0.26%

The following table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance for loan losses, beginning of period	$67,989	$64,509	$67,628	$63,286
Provision for loan losses	30,045	10,270	51,231	20,467
Charge-offs	(30,356)	(13,113)	(56,800)	(27,972)
Recoveries	8,026	5,455	13,645	11,340

Net charge-offs	(22,330)	(7,658)	(43,155)	(16,632)

Allowance for loan losses, end of period	$75,704	$67,121	$75,704	$67,121

(1)	Defined as borrowers with FICO scores less than 620 at the time of origination.

Losses are recognized when it is probable that a loss will be incurred. Our policy is to chargeoff closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For first-lien real estate loans, a charge-off is recognized when we foreclose on the property. For revolving loans and second liens, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days.

During the six months ended June 30, 2007, the allowance for loan losses increased by $8.1 million from the level at December 31, 2006. The allowance for the real estate loan portfolio increased by $14.2 million, which was due primarily to the seasoning of the portoflio and the increased delinquences and charge-offs compared to 2006. The consumer loan portfolio decreased by $6.1 million, mainly a result of the decline in the size of the portfolio.

Net charge-offs for the three and six months ended June 30, 2007 compared to the same periods in 2006 increased by $14.7 million and $26.5 million, respectively. The overall increase was primarily due to higher net charge-offs on second lien real estate loans, which was driven by the growth of this portfolio in prior periods and subsequent seasoning of that growth in 2007. In addition, overall pressure in the residential real estate market including slowing home price appreciation or depreciation, rising mortgage interest rates and tighter mortgage lending guidelines across the industry are impacting the mortgage portfolio performance, which could drive additional charge-offs in the future. Annualized net charge-offs as a percentage of average loans receivable, net were 0.29% at June 30, 2007 compared to 0.22% at December 31, 2006.

Nonperforming Assets

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	June 30, 2007	December 31, 2006
Real estate loans	$163,932	$66,435
Consumer and other loans	3,501	8,906

Total nonperforming loans	167,433	75,341
Real estate owned (“REO”) and other repossessed assets, net	20,870	12,904

Total nonperforming assets, net	$188,303	$88,245

Total nonperforming loans receivable as a percentage of total gross loans receivable	0.53%	0.28%

Total allowance for loan losses as a percentage of total nonperforming loans receivable	45.34%	90.52%

We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. The performance of any loan can be affected by external factors, such as economic conditions or factors particular to the borrower.

During the six months ended June 30, 2007, our nonperforming assets, net increased $100.1 million from $88.2 million at December 31, 2006. The increase was attributed to an increase in nonperforming real estate loans and REO and other repossessed assets, net of $105.5 million, offset by a decrease in nonperforming consumer and other loans of $5.4 million. These trends are primarily the result of our targeted growth in real estate loans as well as the seasoning of the real estate loan acquisitions made in prior periods.

The allowance as a percentage of total nonperforming loans receivable, net decreased from 91% at December 31, 2006 to 45% at June 30, 2007. Our total loan portfolio has shifted towards a larger concentration of first lien real estate loans, where the risk of loss is generally less than the risk of loss on second lien real estate and consumer loans. As such, the total allowance as a percentage of nonperforming assets decreased.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). Special Mention loans represented $397.1 million, or 1%, and $261.5 million, or 1%, of the total loan portfolio at June 30, 2007 and December 31, 2006, respectively, and are generally secured by real estate assets, reducing the potential loss should they become non-performing. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was due primarily to an increase in the 30-day delinquency category of real estate loans. We expect migration from this category to more serious delinquency classifications to increase over time consistent with the current instability in the overall consumer credit market.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$10,610,913	$9,109,307	16%
Collateralized mortgage obligations and other	1,552,970	1,108,385	40%

Total mortgage-backed securities	12,163,883	10,217,692	19%

Investment securities:
Asset-backed securities	2,957,963	2,161,728	37%
Publicly traded equity securities:
Preferred stock	461,607	458,674	1%
Corporate investments	13,757	24,139	(43)%
FHLB stock	347,992	244,212	42%
Other	948,046	815,538	16%

Total investment securities	4,729,365	3,704,291	28%

Total available-for-sale securities	$16,893,248	$13,921,983	21%

Available-for-sale securities represented 27% and 26% of total assets at June 30, 2007 and December 31, 2006, respectively. Available-for-sale securities increased 21% to $16.9 billion at June 30, 2007 compared to December 31, 2006, due primarily to the growth in our mortgage-backed securities portfolio. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and the majority of the asset-backed securities portfolio consisted of “AA” or higher rated securities. We evaluate our available-for-sale securities in light of changing market conditions and other factors and, where appropriate, take steps intended to improve our overall position. Based on this evaluation, we decided to grow the mortgage-backed and asset-backed securities portfolios, which resulted in an increase of $2.7 billion in these portfolios during the six months ended June 30, 2007.

As interest rates increase, the fair value of fixed-rate available-for-sale securities decreases and vice versa. The fair value of the portfolio will be adversely impacted in the future if long-term interest rates continue to rise. Net unrealized gains and losses in available-for-sale securities are included in shareholders’ equity as accumulated other comprehensive income or loss, net of tax.

Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Sweep deposit accounts	$10,995,856	$10,837,124	1%
Money market and savings accounts	11,354,555	7,634,241	49%
Certificates of deposit(1)	4,617,397	4,737,253	(3)%
Brokered certificates of deposit(2)	406,802	483,777	(16)%
Checking accounts	396,139	378,617	5%

Total deposits	$27,770,749	$24,071,012	15%

(1)	Represents retail certificates of deposit including retail brokered certificates of deposit.
(2)	Represents institutional certificates of deposit.

Deposits represented 47% and 49% of total liabilities at June 30, 2007 and December 31, 2006, respectively. Deposits increased $3.7 billion to $27.8 billion at June 30, 2007 compared to December 31, 2006, driven by a $3.7 billion increase in money market and savings accounts.

The increase in deposits is primarily the result of the growth in our Complete Savings Account. This new product has driven measurable growth in cash from new and existing customers. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $37.9 billion for the six months ended June 30, 2007. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Deposits	$27,770,749	$24,071,012	15%
Less: brokered certificates of deposit	(406,802)	(483,777)	(16)%

Deposits excluding brokered certificates of deposit	27,363,947	23,587,235	16%
Customer payables	6,493,401	6,182,672	5%
Customer cash balances held by third parties and other	4,065,512	3,819,860	6%

Total customer cash and deposits	$37,922,860	$33,589,767	13%

Securities Sold Under Agreements to Repurchase and Other Borrowings

Securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006	Variance
			2007 vs. 2006
Securities sold under agreements to repurchase	$12,435,733	$9,792,422	27%

FHLB advances	$7,174,147	$4,865,466	47%
Subordinated debentures	435,830	385,502	13%
Other	175,124	72,994	140%

Total other borrowings	$7,785,101	$5,323,962	46%

Securities sold under agreements to repurchase increased by 27% at June 30, 2007 compared to December 31, 2006. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. The Bank used these wholesale sources along with deposit growth to fund the increase in loans receivable. Other borrowings represented 13% and 11% of total liabilities at June 30, 2007 and December 31, 2006, respectively. The increase of $2.5 billion during the six months ended June 30, 2007 was due primarily to an increase in FHLB advances. We actively manage our funding sources and determine the optimal mix based on pricing, liquidity and capacity during each period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital resources enable us to fund our operating activities, finance acquisitions and grow our assets. Cash flows are derived from our operations in the retail and institutional segments and our capital market activities. The segment cash flows provide capital to fund growth in our regulated subsidiaries. The Company’s cash and equivalents balance decreased to $1.0 billion for the period ended June 30, 2007.

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

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”), is limited by regulatory requirements. Converging Arrows is a subsidiary of the parent company. At June 30, 2007, Converging Arrows had $57.1 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

E*TRADE Bank is prohibited by regulations from lending to the parent company. At June 30, 2007, E*TRADE Bank had approximately $221.1 million of capital available for dividend declaration without regulatory approval while still maintaining “well capitalized” status. E*TRADE Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at June 30, 2007 and December 31, 2006.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At June 30, 2007 and December 31, 2006, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $686.0 million at June 30, 2007.

Other Sources of Liquidity

We maintain committed financing facilities with banks totaling $250.0 million(1) to meet corporate liquidity needs and $576.0 million in uncommitted financing to meet margin lending needs. There were no outstanding balances, and the full $826.0 million was available under these lines at June 30, 2007 and December 31, 2006.

(1)	The committed financing facility was amended in July 2007, improving the terms and conditions as well as extending the maturity of the credit facility to September 2010. See Note 19—Subsequent Events.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. At June 30, 2007, the Bank had approximately $10.1 billion in additional borrowing capacity.

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

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank and E*TRADE Global Asset Management, Inc. (“ETGAM”).

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

E*TRADE Complete—An integrated trading, investing, banking and lending product that allows customers to manage their relationships with the Company through one account. E*TRADE Complete helps customers optimize cash and credit by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit.

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

Generally Accepted Accounting Principles (“GAAP”)—Accounting principles generally accepted in the United States of America.

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

Operating margin—Income before other income (expense), income taxes and discontinued operations.

Operating margin (%)—Percentage of net revenue that goes to income before other income (expense), income taxes and discontinued operations. It is calculated by dividing our income before other income (expense), income taxes and discontinued operations by our total net revenue.

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

Interest Rate Risk

The management of interest rate risk is essential to profitability. Interest rate risk is our exposure to changes in interest rates. In general, we manage our interest rate risk by balancing variable-rate and fixed-rate assets and liabilities and we utilize derivatives in a way that reduces our overall exposure to changes in interest rates. In recent years, we have managed our interest rate risk to achieve a minimum to moderate risk profile with limited exposure to earnings volatility resulting from interest rate fluctuations. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2007, 93% of our total assets were enterprise interest-earning assets.

At June 30, 2007, approximately 70% of our total assets were residential real estate loans and available-for-sale mortgage-backed and asset-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential real estate loans and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. E*TRADE Bank’s Asset Liability Committee (“ALCO”) reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

We held $161.9 million in trading securities as of June 30, 2007. These securities and the associated interest rate risk are not material to the Company’s financial position, results of operations, or cash flows.

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

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), Payor Swaptions and Receiver Swaptions. Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative financial instruments discussion at Note 7—Accounting for Derivative Financial Instruments and Hedging Activities in Item 1. Consolidated Financial Statements.

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

Scenario Analysis

Scenario analysis is an advanced approach to estimating interest rate risk exposure. Under the Net Present Value of Equity (“NPVE”) approach, the present value of all existing assets, liabilities, derivatives and forward commitments are estimated and then combined to produce a NPVE figure. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios, which include, but are not limited to, instantaneous parallel shifts up 100, 200 and 300 basis points and down 100 and 200 basis points. The NPVE method is used at the E*TRADE Bank level and not for the Company. During the first quarter of 2007, E*TRADE Clearing LLC (“ETC”) became a wholly-owned operating subsidiary of E*TRADE Bank.

E*TRADE Bank has 95% and 81% of our enterprise interest-earning assets at June 30, 2007 and December 31, 2006, respectively, and holds 95% and 79% of our enterprise interest-bearing liabilities at June 30, 2007 and December 31, 2006, respectively. The sensitivity of NPVE at June 30, 2007 and December 31, 2006 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

Parallel Change in Interest Rates (bps)	Change in NPVE				Board Limit
	June 30, 2007(1)		December 31, 2006
	Amount	Percentage	Amount	Percentage
+300	$(466,608)	(12)%	$(52,325)	(2)%	(55)%
+200	$(287,178)	(7)%	$(32,680)	(1)%	(30)%
+100	$(153,897)	(4)%	$(15,303)	(1)%	(20)%
-100	$84,004	2%	$(159,618)	(6)%	(20)%
-200	$(95,405)	(2)%	$(560,142)	(20)%	(30)%

(1)	Amounts and percentages include ETC.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at June 30, 2007 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For investment purposes, we currently hold publicly traded equity securities, in which we had gross unrealized gains of $4.6 million as of June 30, 2007. As each security’s market price fluctuates, we are exposed to risk of a loss with respect to these unrealized gains. See publicly traded equity securities discussion at Note 5—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Operating interest income	$905,772	$660,373	$1,735,567	$1,254,667
Operating interest expense	(491,608)	(315,771)	(930,817)	(585,276)

Net operating interest income	414,164	344,602	804,750	669,391
Provision for loan losses	(30,045)	(10,270)	(51,231)	(20,467)

Net operating interest income after provision for loan losses	384,119	334,332	753,519	648,924

Commission	169,768	167,296	328,761	343,165
Fees and service charges	65,446	57,809	124,944	115,671
Principal transactions	27,768	31,590	57,850	62,282
Gain on sales of loans and securities, net	5,328	11,107	22,703	22,735
Other revenue	11,120	9,224	20,770	16,930

Total non-interest income	279,430	277,026	555,028	560,783

Total net revenue	663,549	611,358	1,308,547	1,209,707

Expense excluding interest:
Compensation and benefits	119,079	125,641	242,861	241,629
Clearing and servicing	74,177	64,138	141,429	127,426
Advertising and market development	35,938	30,420	81,530	65,201
Communications	25,821	27,834	51,977	59,242
Professional services	25,162	23,219	50,147	50,974
Depreciation and amortization	20,075	18,827	39,458	37,616
Occupancy and equipment	22,820	20,428	46,399	40,932
Amortization of other intangibles	10,187	11,972	20,455	23,304
Facility restructuring and other exit activities	(1,500)	2,884	(767)	2,631
Other	70,426	25,208	103,101	56,213

Total expense excluding interest	402,185	350,571	776,590	705,168

Income before other income (expense), income taxes and discontinued operations	261,364	260,787	531,957	504,539
Other income (expense):
Corporate interest income	1,001	2,188	2,706	4,149
Corporate interest expense	(37,866)	(36,114)	(75,657)	(76,622)
Gain on sales and impairment of investments	17,267	15,290	37,023	32,906
Gain (loss) on early extinguishment of debt	31	(568)	31	(703)
Equity in (loss) income of investments and venture funds	(840)	189	7,255	(818)

Total other income (expense)	(20,407)	(19,015)	(28,642)	(41,088)

Income before income taxes and discontinued operations	240,957	241,772	503,315	463,451
Income tax expense	81,828	85,080	174,776	163,775

Net income from continuing operations	159,129	156,692	328,539	299,676
Loss from discontinued operations, net of tax	—	(208)	—	(721)

Net income	$159,129	$156,484	$328,539	$298,955

Basic earnings per share from continuing operations	$0.38	$0.37	$0.78	$0.72
Basic loss per share from discontinued operations	—	(0.00)	—	(0.00)

Basic net earnings per share	$0.38	$0.37	$0.78	$0.72

Diluted earnings per share from continuing operations	$0.37	$0.36	$0.75	$0.69
Diluted loss per share from discontinued operations	—	(0.00)	—	(0.00)

Diluted net earnings per share	$0.37	$0.36	$0.75	$0.69

Shares used in computation of per share data:
Basic	423,308	421,929	423,546	418,324
Diluted	435,775	439,460	436,708	435,918

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and equivalents	$1,039,510	$1,212,234
Cash and investments required to be segregated under Federal or other regulations	352,518	281,622
Trading securities	161,851	178,600
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $13,695,233 at June 30, 2007 and $11,087,961 at December 31, 2006)	16,893,248	13,921,983
Loans held-for-sale	242,269	283,496
Margin receivables	7,399,916	6,828,448
Loans receivable, net (net of allowance for loan losses of $75,704 at June 30, 2007 and $67,628 at December 31, 2006)	31,483,530	26,372,697
Property and equipment, net	363,349	318,389
Goodwill	2,036,920	2,072,920
Other intangibles, net	451,528	471,933
Other assets	2,550,427	1,796,981

Total assets	$62,975,066	$53,739,303

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
Liabilities:
Deposits	$27,770,749	$24,071,012
Securities sold under agreements to repurchase	12,435,733	9,792,422
Customer payables	6,493,401	6,182,672
Other borrowings	7,785,101	5,323,962
Senior notes	1,396,906	1,401,592
Mandatory convertible notes	443,071	440,577
Accounts payable, accrued and other liabilities	2,315,943	2,330,696

Total liabilities	58,640,904	49,542,933

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 425,256,687 at June 30, 2007 and 426,304,136 at December 31, 2006	4,253	4,263
Additional paid-in capital (“APIC”)	3,146,768	3,184,290
Retained earnings	1,522,925	1,209,289
Accumulated other comprehensive loss	(339,784)	(201,472)

Total shareholders’ equity	4,334,162	4,196,370

Total liabilities and shareholders’ equity	$62,975,066	$53,739,303

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$159,129	$156,484	$328,539	$298,955
Other comprehensive loss
Available-for-sale securities:
Unrealized losses, net	(199,636)	(125,208)	(192,747)	(181,891)
Less impact of realized gains (transferred out of accumulated other comprehensive loss) and included in net income, net	(9,653)	(14,695)	(20,821)	(27,523)

Net change from available-for-sale securities	(209,289)	(139,903)	(213,568)	(209,414)

Cash flow hedging instruments:
Unrealized gains, net	63,494	75,209	62,370	150,743
Reclassifications into earnings, net	170	1,824	358	5,080

Net change from cash flow hedging instruments	63,664	77,033	62,728	155,823

Foreign currency translation gains	15,391	3,668	12,528	5,577

Other comprehensive loss	(130,234)	(59,202)	(138,312)	(48,014)

Comprehensive income	$28,895	$97,282	$190,227	$250,941

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net income	—	—	—	328,539	—	328,539
Other comprehensive loss	—	—	—	—	(138,312)	(138,312)
Exercise of stock options and purchase plans, including tax benefit	2,672	27	37,664	—	—	37,691
Repurchases of common stock	(4,159)	(42)	(95,863)	—	—	(95,905)
Issuance of restricted stock	674	7	(7)	—	—	—
Cancellation of restricted stock	(159)	(2)	2	—	—	—
Retirement of restricted stock to pay taxes	(172)	(2)	(3,979)	—	—	(3,981)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	22,449	—	—	22,449
Other	97	2	2,212	—	—	2,214

Balance, June 30, 2007	425,257	$4,253	$3,146,768	$1,522,925	$(339,784)	$4,334,162

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560
Net income	—	—	—	298,955	—	298,955
Other comprehensive loss	—	—	—	—	(48,014)	(48,014)
Exercise of stock options and warrants, including tax benefit	3,145	31	44,170	—	—	44,201
Issuance of common stock upon conversion of 6% convertible debt	7,772	78	183,333	—	—	183,411
Repurchases of common stock	(2,030)	(20)	(48,253)	—	—	(48,273)
Issuance of restricted stock	620	6	(6)	—	—	—
Cancellation of restricted stock	(83)	(1)	1	—	—	—
Retirement of restricted stock to pay taxes	(82)	(1)	(1,969)	—	—	(1,970)
Amortization of deferred stock compensation to APIC under SFAS No. 123(R)	—	—	19,230	—	—	19,230
Other	—	—	(115)	—	—	(115)

Balance, June 30, 2006	425,924	$4,259	$3,187,067	$879,385	$(223,726)	$3,846,985

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$328,539	$298,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	51,231	20,467
Depreciation and amortization (including discount amortization and accretion)	140,307	144,358
Gain on sales of loans and securities, net and gain on sales and impairment of investments	(59,726)	(40,024)
Equity in (income) loss of investments and venture funds	(7,255)	818
Non-cash facility restructuring costs and other exit activities	(1,793)	2,631
Stock-based compensation	22,449	19,230
Tax benefit from tax deductions in excess of compensation expense	(14,260)	(15,560)
Other	22,467	11,948
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under Federal or other regulations	(55,815)	343,110
Increase in margin receivables	(549,777)	(1,496,832)
Increase (decrease) in customer payables	255,326	(17,649)
Proceeds from sales, repayments and maturities of loans held-for-sale	837,538	517,194
Purchases and originations of loans held-for-sale	(796,806)	(913,378)
Proceeds from sales, repayments and maturities of trading securities	793,066	783,705
Purchases of trading securities	(759,686)	(485,671)
Other assets	(492,041)	514,973
Accounts payable, accrued and other liabilities	111,402	530,421
Facility restructuring liabilities	(2,929)	(7,031)

Net cash (used in) provided by operating activities	(177,763)	211,665

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(10,131,571)	(5,124,950)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	6,788,055	2,697,868
Net increase in loans receivable	(5,249,979)	(1,447,412)
Purchases of property and equipment	(85,643)	(42,597)
Cash used in business acquisitions, net	(4,644)	(11,646)
Net cash flow from derivatives hedging assets	3,082	24,620
Other	(40,920)	17,564

Net cash used in investing activities	$(8,721,620)	$(3,886,553)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Net increase in deposits	$3,699,401	$5,256,350
Advances from other long-term borrowings	7,671,000	930,100
Payments on advances from other long-term borrowings	(5,364,311)	(1,840,100)
Net increase (decrease) in securities sold under agreements to repurchase	2,641,012	(913,735)
Net increase in other borrowed funds	112,486	148,534
Payments for redemption of 6% convertible notes	—	(1,754)
Proceeds from issuance of common stock from employee stock transactions	23,431	28,641
Tax benefit from tax deductions in excess of compensation expense recognition	14,260	15,560
Repurchases of common stock	(95,905)	(48,273)
Proceeds from issuance of subordinated debentures and trust preferred securities	41,000	44,900
Net cash flow from derivatives hedging liabilities	(15,715)	86,882

Net cash provided by financing activities	8,726,659	3,707,105

Increase (decrease) in cash and equivalents	(172,724)	32,217
Cash and equivalents, beginning of period	1,212,234	844,188

Cash and equivalents, end of period	$1,039,510	$876,405

Supplemental disclosures:
Cash paid for interest	$1,075,033	$616,052
Cash paid for income taxes	$128,821	$108,511
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$40,169	$29,119
Reclassification of loans held-for-sale to loans held-for-investment	$3,807	$73,190
Issuance of common stock to retire debentures	$—	$183,411

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to consumers under the brand “E*TRADE Financial.” The Company offers trading, investing, banking and lending products and services to its retail and institutional customers.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of FASB interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”).

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2—Discontinued Operations, the operations of certain businesses have been accounted for as discontinued operations in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, results of operations from prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

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

New Income Statement Reporting Format—During the first quarter of 2007, the Company re-defined the line item “Service charges and fees” by reclassifying certain fee-like revenue items formerly reported in “Other revenue” into the “Service charges and fees” line item, now called “Fees and service charges.” The fee-like revenue streams moved include payment for order flow, foreign exchange margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue.

New Balance Sheet Reporting Format—During the first quarter of 2007, the Company re-presented its balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively.

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

Margin Receivables—Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Receivables from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Securities owned by customers and non-customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At June 30, 2007, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $10.4 billion. Of this amount, $2.3 billion had been pledged or sold at June 30, 2007 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

Other Revenue—Other revenue primarily consists of stock plan administration services and other revenue ancillary to the Company’s retail customer transactions. Stock plan administration services are recognized in accordance with applicable accounting guidance, including Statement of Position 97-2, Software Revenue Recognition.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

FIN 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-

likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The impact of adoption was a $14.9 million reduction to beginning retained earnings. For additional information regarding the adoption of FIN 48, see Note 13—Income Taxes.

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

The following table summarizes the results of discontinued operations for the agency trading business (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$—	$2,825	$—	$5,526

Loss from discontinued operations	$—	$(341)	$—	$(1,181)
Income tax benefit	—	(133)	—	(460)

Loss from discontinued operations, net of tax	$—	$(208)	$—	$(721)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
2003 Restructuring Plan	$(329)	$(62)	$(329)	$(320)
2001 Restructuring Plan	(372)	368	(854)	(347)
Other exit activities	(799)	2,578	416	3,298

Total facility restructuring and other exit activities	$(1,500)	$2,884	$(767)	$2,631

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

	Facility Consolidation	Other	Total
Total 2003 Restructuring Reserve, originally recorded in 2003:
Facility restructuring and other exit activities recorded	$58,547	$57,319	$115,866
Cash payments	(26,371)	(18,949)	(45,320)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2006	12,922	—	12,922
Activity for the six months ended June 30, 2007:
Adjustments and additional charges	(329)	—	(329)
Cash payments	(2,103)	—	(2,103)

Total facility restructuring liabilities at June 30, 2007	$10,490	$—	$10,490

2001 Restructuring Plan

In August 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) aimed at streamlining operations primarily by consolidating facilities in the United States and Europe. Facility consolidation costs are expected to be paid over contractual periods ending in fiscal year 2010. The roll forward of the 2001 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 Restructuring Reserve, originally recorded in 2001:
Facility restructuring and other exit activities recorded	$149,684	$54,384	$26,401	$230,469
Cash payments	(103,728)	(507)	(20,507)	(124,742)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2006	4,693	—	84	4,777
Activity for the six months ended June 30, 2007:
Adjustments and additional charges	(770)	—	(84)	(854)
Cash payments	(828)	—	—	(828)

Total facility restructuring and other exit activities liabilities at June 30, 2007	$3,095	$—	$—	$3,095

Other Exit Activities

Toward the end of the second quarter of 2006, the Company decided to relocate certain functions out of the state of California as well as outsource certain clearing operations and costs related to the relocation of certain accounting functions. The Company incurred charges of $(0.5) million and $0.7 million for the three and six months ended June 30, 2007, respectively, related to costs for exiting those facilities. The total charge for this exit activity was $29.9 million, all of which has been recorded in the retail segment. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect those costs to be significant.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating interest income:
Loans, net	$497,517	$303,499	$948,916	$584,769
Mortgage-backed and investment securities	238,147	190,355	452,290	349,856
Margin receivables	127,335	123,390	251,321	228,294
Other	42,773	43,129	83,040	91,748

Total operating interest income	905,772	660,373	1,735,567	1,254,667

Operating interest expense:
Deposits	(205,301)	(121,758)	(388,289)	(216,376)
Other borrowings	(286,307)	(194,013)	(542,528)	(368,900)

Total operating interest expense	(491,608)	(315,771)	(930,817)	(585,276)

Net operating interest income	$414,164	$344,602	$804,750	$669,391

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
June 30, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$11,164,386	$7	$(553,480)	$10,610,913
Collateralized mortgage obligations and other	1,584,824	579	(32,433)	1,552,970

Total mortgage-backed securities	12,749,210	586	(585,913)	12,163,883

Investment securities:
Debt securities:
Asset-backed securities	3,020,630	3,523	(66,190)	2,957,963
Municipal bonds	837,061	2,776	(14,891)	824,946
Corporate bonds	46,852	2,403	(508)	48,747
Other debt securities	79,641	—	(6,801)	72,840

Total debt securities	3,984,184	8,702	(88,390)	3,904,496
Publicly traded equity securities:
Preferred stock	472,665	3,587	(14,645)	461,607
Corporate investments	13,335	986	(564)	13,757
FHLB stock	347,992	—	—	347,992
Retained interests from securitizations	1,028	485	—	1,513

Total investment securities	4,819,204	13,760	(103,599)	4,729,365

Total available-for-sale securities	$17,568,414	$14,346	$(689,512)	$16,893,248

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,375,444	$688	$(266,825)	$9,109,307
Collateralized mortgage obligations and other	1,127,650	296	(19,561)	1,108,385

Total mortgage-backed securities	10,503,094	984	(286,386)	10,217,692

Investment securities:
Debt securities:
Asset-backed securities	2,163,538	9,929	(11,739)	2,161,728
Municipal bonds	620,261	13,316	(830)	632,747
Corporate bonds	105,692	481	(1,655)	104,518
Other debt securities	80,623	—	(5,743)	74,880

Total debt securities	2,970,114	23,726	(19,967)	2,973,873
Publicly traded equity securities:
Preferred stock	455,801	4,905	(2,032)	458,674
Corporate investments	12,040	13,691	(1,592)	24,139
FHLB stock	244,212	—	—	244,212
Retained interests from securitizations	2,930	463	—	3,393

Total investment securities	3,685,097	42,785	(23,591)	3,704,291

Total available-for-sale securities	$14,188,191	$43,769	$(309,977)	$13,921,983

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
June 30, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$2,605,571	$(106,797)	$8,004,412	$(446,683)	$10,609,983	$(553,480)
Collateralized mortgage obligations and other	759,300	(11,613)	615,990	(20,820)	1,375,290	(32,433)
Debt securities:
Asset-backed securities	1,802,165	(51,148)	674,718	(15,042)	2,476,883	(66,190)
Municipal bonds	626,203	(13,475)	25,628	(1,416)	651,831	(14,891)
Corporate bonds	231	(6)	24,844	(502)	25,075	(508)
Other debt securities	1,395	(9)	71,445	(6,792)	72,840	(6,801)
Publicly traded equity securities:
Preferred stock	332,498	(13,709)	20,553	(936)	353,051	(14,645)
Corporate investments	9,499	(374)	172	(190)	9,671	(564)

Total temporarily impaired securities	$6,136,862	$(197,131)	$9,437,762	$(492,381)	$15,574,624	$(689,512)

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,482,684	$(38,671)	$7,551,572	$(228,154)	$9,034,256	$(266,825)
Collateralized mortgage obligations and other	399,779	(2,258)	640,811	(17,303)	1,040,590	(19,561)
Debt securities:
Asset-backed securities	358,628	(2,520)	629,889	(9,219)	988,517	(11,739)
Municipal bonds	58,548	(467)	28,326	(363)	86,874	(830)
Corporate bonds	765	(23)	72,661	(1,632)	73,426	(1,655)
Other debt securities	—	—	72,750	(5,743)	72,750	(5,743)
Publicly traded equity securities:
Preferred stock	37,663	(420)	25,971	(1,612)	63,634	(2,032)
Corporate investments	8,486	(1,386)	156	(206)	8,642	(1,592)

Total temporarily impaired securities	$2,346,553	$(45,745)	$9,022,136	$(264,232)	$11,368,689	$(309,977)

The Company does not believe that any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and are not reflective of deterioration in the credit quality of the issuer and/or securitization. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and have unrealized losses due to changes in market interest rates. As market interest rates increase, the fair value of fixed-rate securities will decrease. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The majority of the asset-backed securities portfolio consisted of “AA” or higher rated securities. Based on its evaluation, the Company recorded other-than-temporary impairment charges for its asset-backed securities of $2.8 million and $3.0 million for the three and six months ended June 30, 2007. The Company recorded no impairment charges for the three months ended June 30, 2006 and $0.4 million for the six months ended June 30, 2006, respectively.

Gain on Sales of Loans and Securities, Net

Gain on sales of loans and securities, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gain on sales of originated loans	$2,043	$2,681	$3,958	$5,999
Gain (loss) on sales of loans held-for-sale, net	(25)	(409)	(1,687)	(1,098)
Gain on sales of securities, net(1)	3,310	8,835	20,432	17,834

Gain on sales of loans and securities, net	$5,328	$11,107	$22,703	$22,735

(1)

Includes an other-than-temporary charge of $2.8 million and $3.0 million for impairment on asset-backed securities for the three and six months ended June 30, 2007. There was no such charge for the three and six months ended June 30, 2006.

Gain on Sales and Impairment of Investments

Gain on sales and impairment of investments are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gain on sales of publicly traded equity securities	$17,310	$15,502	$37,027	$33,557
Loss on sales of investments and impairments	—	—	—	(455)
Loss on sales of other equity securities, net(1)	(43)	(212)	(4)	(196)

Gain on sales and impairment of investments	$17,267	$15,290	$37,023	$32,906

(1)

There was no other-than-temporary charge on retained interests from securitizations for the three and six months ended June 30, 2007. There was no impairment charge for the three months ended June 30, 2006 and $0.4 million on retained interests from securitizations for the six months ended June 30, 2006.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2007	December 31, 2006
Loans held-for-sale	$242,269	$283,496

Loans receivable, net:
Real estate loans:
One- to four-family	15,667,337	10,870,214
HELOC, HEIL and other	12,413,401	11,809,008

Total real estate loans	28,080,738	22,679,222

Consumer and other loans:
Recreational vehicle	2,105,360	2,292,356
Marine	581,724	651,764
Commercial	275,367	219,008
Credit card	99,007	128,583
Automobile	41,283	77,533
Other	2,337	3,706

Total consumer and other loans	3,105,078	3,372,950

Total loans receivable	31,185,816	26,052,172
Unamortized premiums, net	373,418	388,153
Allowance for loan losses	(75,704)	(67,628)

Total loans receivable, net	31,483,530	26,372,697

Total loans, net	$31,725,799	$26,656,193

During the first quarter of 2007, the Company entered into a credit default swap (“CDS”) on $4.0 billion of its first-lien residential real estate loan portfolio. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS the Company entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because it transferred a portion of the Company’s credit risk to an unaffiliated third party.

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps, interest rate caps and interest rate floors to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives and the related hedged items are recognized currently in earnings. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in other expense excluding interest in the consolidated statement of income.

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$4,038,000	$63,357	$(1,712)	$61,645	5.12%	5.35%	N/A	5.55
Receive-fixed interest rate swaps:
Corporate debt	1,400,000	102	(4,369)	(4,267)	3.02%	7.71%	N/A	5.88
Brokered certificates of deposit	124,848	—	(5,379)	(5,379)	5.30%	5.21%	N/A	10.88
FHLB advances	100,000	—	(3,453)	(3,453)	5.32%	3.64%	N/A	2.30
Purchased interest rate forward-starting swaps:
Mortgage-backed securities	912,000	54	(773)	(719)	5.58%	N/A	N/A	7.01
Purchased interest rate options(1):
Swaptions(2)	3,830,000	83,772	—	83,772	N/A	N/A	5.50%	10.33
Caps	2,210,000	32,713	—	32,713	N/A	N/A	5.44%	3.80
Floors	1,810,000	14,906	—	14,906	N/A	N/A	5.07%	4.04

Total fair value hedges	$14,424,848	$194,904	$(15,686)	$179,218	4.74%	5.90%	5.39%	6.51

December 31, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$4,774,000	$22,399	$(25,894)	$(3,495)	5.12%	5.36%	N/A	4.20
Recreational vehicle loans	2,030,000	—	(8,046)	(8,046)	5.46%	5.35%	N/A	1.62
Home equity loans	490,000	—	(2,625)	(2,625)	5.40%	5.35%	N/A	2.16
Investment securities	335,162	1,128	(2,887)	(1,759)	5.07%	5.37%	N/A	6.69
Asset backed securities	232,000	1,013	—	1,013	5.08%	5.37%	N/A	6.52
Receive-fixed interest rate swaps:
Brokered certificates of deposit	127,138	—	(3,392)	(3,392)	5.31%	5.21%	N/A	11.41
FHLB advances	100,000	—	(3,534)	(3,534)	5.35%	3.64%	N/A	2.79
Purchased interest rate options(1):
Swaptions(2)	3,338,000	50,218	—	50,218	N/A	N/A	5.37%	10.69
Caps	6,720,000	38,237	—	38,237	N/A	N/A	5.36%	2.18
Floors	1,200,000	19,786	—	19,786	N/A	N/A	4.74%	4.81

Total fair value hedges	$19,346,300	$132,781	$(46,378)	$86,403	5.22%	5.34%	5.30%	4.44

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three and six months ended June 30, 2007 and 2006, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain on sales of loans and securities, net line item in the consolidated statement of income.

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and HELOC are reported in accumulated other comprehensive loss as unrealized gains or losses. The amounts in accumulated other comprehensive loss are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding effects earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $43.4 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,195,000	$48,326	$(3,266)	$45,060	5.40%	5.34%	N/A	5.53
FHLB advances	530,000	12,358	(1,112)	11,246	5.32%	5.36%	N/A	8.83
Purchase interest rate forward-starting swaps:
Repurchase agreements	990,000	4,552	(3,170)	1,382	5.66%	N/A	N/A	11.08
FHLB advances	410,000	5,221	—	5,221	5.47%	N/A	N/A	9.36
Purchased interest rate options(1) :
Caps	4,835,000	83,818	—	83,818	N/A	N/A	5.13%	3.63
Floors	1,900,000	13,815	—	13,815	N/A	N/A	7.41%	2.80

Total cash flow hedges	$11,860,000	$168,090	$(7,548)	$160,542	5.44%	5.34%	5.78%	5.06

December 31, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,435,000	$7,683	$(21,823)	$(14,140)	5.36%	5.36%	N/A	5.90
FHLB advances	730,000	3,671	(3,301)	370	5.16%	5.37%	N/A	8.56
Purchased interest rate options(1) :
Caps	4,690,000	62,710	—	62,710	N/A	N/A	5.05%	3.36
Floors	1,900,000	643	—	643	N/A	N/A	4.05%	2.09

Total cash flow hedges	$10,755,000	$74,707	$(25,124)	$49,583	5.33%	5.36%	4.76%	4.30

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge HELOC.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(28,780)	$7,959	$(27,844)	$(70,831)
Gains on cash flow hedges related to derivatives, net	63,494	75,209	62,370	150,743
Reclassifications into earnings, net	170	1,824	358	5,080

Ending balance	$34,884	$84,992	$34,884	$84,992

Derivatives terminated during the period:
Notional	$3,015,000	$4,850,000	$3,705,000	$8,110,000
Fair value of net gains recognized in accumulated other comprehensive loss	$7,849	$80,348	$5,472	$113,894
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$(53)	$2,568	$255	$7,690

The gains accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 11 days to almost 15 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	June 30,
	2007	2006
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$8,906	$43,324
Discontinued cash flow hedges	25,978	41,668

Total cash flow hedges	$34,884	$84,992

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Fair value hedges	$2,848	$5,626	$1,766	$3,681
Cash flow hedges	(291)	(329)	(251)	(353)

Total hedge ineffectiveness	$2,557	$5,297	$1,515	$3,328

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company performs a net present value analysis of the anticipated cash flows associated with these IRLCs. The net present value analysis performed excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.2 million asset and a $0.02 million liability at June 30, 2007 and December 31, 2006, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133, as amended. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $0.1 million and $1.7 million asset at June 30, 2007 and December 31, 2006, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain on sales of loans and securities, net in the consolidated statement of income. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated net losses of $0.7 million and $2.2 million for the three and six months ended June 30, 2007, respectively. The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated net losses of $0.7 million and $0.9 million for the three and six months ended June 30, 2006, respectively.

NOTE 8—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	June 30, 2007	December 31, 2006

Deposits paid for securities borrowed	$619,294	$448,047
Derivative assets	374,300	208,136
Accrued interest receivable	315,515	182,265
Third party loan servicing receivable	231,352	241,511
Other investments	221,398	138,006
Net settlement and deposits with clearing organizations	181,625	137,571
Fails to deliver	160,537	86,517
Other receivables from brokers, dealers and clearing organizations	73,667	72,596
Prepaids	35,622	41,216
Unamortized debt issue costs	22,377	26,498
Deferred compensation plan	21,398	20,584
Servicing rights	7,732	8,487
Other	285,610	185,547

Total other assets	$2,550,427	$1,796,981

NOTE 9—ASSET SECURITIZATION

Collateralized Debt Obligations (“CDO”)

On April 12, 2007, an unrelated financial advisor (“Advisor”) transferred $388.9 million in asset-backed securities to E*TRADE ABS CDO VI, Ltd. (“CDO VI”). The Company had previously transferred $46.9 million in asset-backed securities to the Advisor for transfer to CDO VI. Additionally, the Company utilized a warehouse line with the Advisor to purchase $342.0 million of asset-backed securities that were also transferred to CDO VI. Concurrent with these transfers, CDO VI sold total beneficial interests of $420.0 million to investors in the form of senior notes, subordinated notes and preference shares collateralized by the asset-backed securities. Additional purchases of asset-backed securities were made in open market transactions and transferred to CDO VI within 60 days following the closing date. As of June 30, 2007, 100% of the pool of underlying securities had been transferred into CDO VI.

The CDO VI transaction is a managed deal whereby the portfolio manager, ETGAM, is appointed to actively manage the collateral of the CDO. Because CDO VI is a managed deal, it is a special purpose entity and not a qualified special purpose entity. The CDO VI transaction was accounted for as a sale in accordance with SFAS No. 140.

The Company purchased $3.6 million of preference shares in CDO VI. Retained interests are subordinate to the notes sold by CDO VI and on an equal standing with the preference shares purchased by other preference share investors in CDO VI. Neither CDO VI itself nor the investors in the beneficial interests sold by CDO VI have recourse to the Company.

The Company reviewed CDO VI to determine if consolidation was necessary under the requirements of FIN 46R. The calculation of CDO VI’s beneficial interests indicated that the Company was not the recipient of the majority of the potential benefits or losses of the deal. Therefore, the Company is not the primary beneficiary of the transaction and is not required to consolidate the CDO.

The following table summarizes the asset-backed securities transferred to CDO VI at closing, the amount of the cash proceeds and the preference shares purchased by the Company (dollars in millions):

CDO	Transaction Date	Asset-Backed Securities Transferred to CDO at closing				Preference Shares Purchased by E*TRADE
		E*TRADE	Independent Investment Advisor	Total	Proceeds	Amount
CDO VI	April 2007	$46.9	$342.0	$388.9	$420.0	$3.6

NOTE 10—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Sweep deposit accounts	0.93%	0.94%	$10,995,856	$10,837,124	39.6%	45.0%
Money market and savings accounts	4.38%	4.33%	11,354,555	7,634,241	40.9	31.7
Certificates of deposit(1)	5.01%	5.02%	4,617,397	4,737,253	16.6	19.7
Brokered certificates of deposit(2)	4.07%	3.95%	406,802	483,777	1.5	2.0
Checking accounts	1.39%	1.06%	396,139	378,617	1.4	1.6

Total deposits	3.07%	2.88%	$27,770,749	$24,071,012	100.0%	100.0%

(1)	Represents retail certificates of deposit, including retail brokered certificates of deposit.
(2)	Represents institutional certificates of deposit.

NOTE 11—OTHER BORROWINGS

ETBH raises capital through the formation of trusts which sell trust preferred stock in the capital markets. The capital securities must be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued Floating Rate Cumulative Preferred Securities, at par with a liquidation amount of $1,000 per capital security. The trusts use the proceeds from the sale of issuances to purchase Floating Rate Junior Subordinated Debentures issued by ETBH, which guarantees the trust obligations and contributes proceeds from the sale of its subordinated debentures to E*TRADE Bank in the form of a capital contribution.

During January, March and May 2007, ETBH formed three trusts, ETBH Capital Trust XXVIII, ETBH Capital Trust XXIX and ETBH Capital Trust XXX, respectively. Information related to these trusts is shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust XXVIII	$25,000	2037	2.00% above 3-month LIBOR
ETBH Capital Trust XXIX	$15,000	2037	1.95% above 3-month LIBOR
ETBH Capital Trust XXX	$20,000	2037	1.90% above 3-month LIBOR

NOTE 12—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (dollars in thousands):

	June 30, 2007	December 31, 2006

Deposits received for securities loaned	$931,549	$1,012,831
Other payables to brokers, dealers and clearing organizations	322,111	350,221
Accounts payable and accrued expenses	281,582	335,117
Fails to receive	143,265	84,864
Subserviced loan advances	66,284	44,780
Derivative liabilities	45,170	78,710
Senior and convertible debt accrued interest	20,283	20,125
Restructuring liabilities	19,639	26,892
Other	486,060	377,156

Total accounts payable, accrued and other liabilities	$2,315,943	$2,330,696

NOTE 13—INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. As a result of the implementation the Company recognized a $14.9 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $150.4 million. Of this total amount, $51.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. This amount increased to $54.5 million for the period ended June 30, 2007. The gross unrecognized tax benefit was reduced to $78.4 million at June 30, 2007 principally due to tax accounting method change requests filed with the Internal Revenue Service (“IRS”).

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

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, proposed legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $12.7 million, substantially all of which could affect the Company’s total tax provision or the effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. After the adoption of FIN 48, the Company has total gross reserves of $15.1 million for the payment of interest as of January 1, 2007. The total gross reserves were reduced to $7.8 million as of June 30, 2007 due to the filing of tax accounting method change requests with the IRS.

NOTE 14—EARNINGS PER SHARE

The following table is a reconciliation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic:
Numerator:
Net income from continuing operations	$159,129	$156,692	$328,539	$299,676
Loss from discontinued operations, net of tax	—	(208)	—	(721)

Net income	$159,129	$156,484	$328,539	$298,955

Denominator:
Basic weighted-average shares outstanding	423,308	421,929	423,546	418,324

Diluted:
Numerator:
Net income	$159,129	$156,484	$328,539	$298,955

Denominator:
Basic weighted-average shares outstanding	423,308	421,929	423,546	418,324
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	11,325	15,184	11,778	15,361
Weighted-average warrants and contingent shares outstanding	248	248	248	248
Weighted-average mandatory convertible notes	894	2,099	1,136	1,985

Diluted weighted-average shares outstanding	435,775	439,460	436,708	435,918

Per share:
Basic earnings per share:
Earnings per share from continuing operations	$0.38	$0.37	$0.78	$0.72
Loss per share from discontinued operations	—	(0.00)	—	(0.00)

Net earnings per share	$0.38	$0.37	$0.78	$0.72

Diluted earnings per share:
Earnings per share from continuing operations	$0.37	$0.36	$0.75	$0.69
Loss per share from discontinued operations	—	(0.00)	—	(0.00)

Net earnings per share	$0.37	$0.36	$0.75	$0.69

Excluded from the calculations of diluted earnings per share are 1.2 million and 4.5 million shares of common stock for the three and six months ended June 30, 2006, respectively, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares issuable under convertible subordinated notes excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2007.

The following options to purchase shares of common stock have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive (shares in thousands, except exercise price ranges):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options excluded from computation of diluted earnings per share	10,515	5,036	9,387	3,828
Exercise price ranges:
High	$58.19	$58.19	$58.19	$58.19
Low	$19.11	$19.11	$19.11	$18.62

NOTE 15—SHARE REPURCHASES

On April 18, 2007, the Company announced that its Board of Directors authorized an additional $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both.

During 2007, the Company repurchased common stock under the April 2007 Plan and a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). During the three months ended June 30, 2007, the Company completed the December 2004 Plan. The table below shows the timing and impact of the repurchases during the six months ended June 30, 2007 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the April 2007 and December 2004 Plans
March 31, 2007	1,030,000	$23,022	$22.35	$34,142
June 30, 2007	3,128,625	$72,883	$23.30	$211,259

NOTE 16—REGULATORY REQUIREMENTS

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

The Company uses both the Aggregate Indebtedness and the Alternative methods to compute net capital. The method used depends on the U.S. individual broker-dealer subsidiary. The Company’s international broker-dealer subsidiaries, located in Canada, Europe and Asia, are subject to capital requirements determined by their respective regulators.

As of June 30, 2007, all of the Company’s broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at June 30, 2007. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at June 30, 2007.

Banking

During the first quarter of 2007, ETC became a wholly-owned operating subsidiary of E*TRADE Bank. ETC continues to be an SEC-registered broker-dealer and is included in the minimum net capital requirements under the Rule. E*TRADE Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on E*TRADE Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, E*TRADE Bank must meet specific capital guidelines that involve quantitative measures of E*TRADE Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. E*TRADE Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at June 30, 2007, the most recent date of notification, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed E*TRADE Bank’s categorization. At June 30, 2007, management believes that E*TRADE Bank meets all capital adequacy requirements to which it is subject. However, events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which E*TRADE Bank’s loans or securities are concentrated, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2007(1):
Total Capital to risk-weighted assets	$3,625,024	10.58%	>$	2,740,792	>8.0%	>$	3,425,990	>10.0%
Tier I Capital to risk-weighted assets	$3,549,320	10.36%	>$	1,370,396	>4.0%	>$	2,055,594	>6.0%
Tier I Capital to adjusted total assets	$3,549,320	6.15%	>$	2,308,714	>4.0%	>$	2,885,892	>5.0%
December 31, 2006:
Total Capital to risk-weighted assets	$2,593,081	10.55%	>$	1,967,129	>8.0%	> $	2,458,911	>10.0%
Tier I Capital to risk-weighted assets	$2,525,453	10.27%	>$	983,565	>4.0%	> $	1,475,347	>6.0%
Tier I Capital to adjusted total assets	$2,525,453	6.07%	>$	1,665,062	>4.0%	> $	2,081,328	>5.0%

(1)	Capital amounts and ratios include ETC.

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999—2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

Reserves

For all legal and regulatory matters, reserves are established in accordance with SFAS No. 5. Once established, reserves are adjusted when an event occurs requiring an adjustment. During the second quarter of 2007, the Company increased its reserves by $35.1 million to a level management believes is adequate at this time.

Commitments

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future.

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	June 30, 2007
	Fixed Rate	Variable Rate	Total
Purchase loans	$201,100	$2,060,499	$2,261,599
Originate loans	$819,536	$522,785	$1,342,321
Sell loans	$140,340	$21,192	$161,532

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2007, the Company had commitments to purchase $0.9 billion and sell $0.4 billion in securities. In addition, the Company had approximately $4.0 billion of certificates of deposit scheduled to mature in less than one year and $7.9 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at June 30, 2007 is $0.3 million, which the Company considers adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2007, management estimated that the maximum potential liability under this arrangement is equal to approximately $442.2 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 18—SEGMENT INFORMATION

The segments presented below reflect the manner in which the Company’s chief operating decision maker assesses the Company’s performance. The Company has two segments: retail and institutional.

Retail includes:

•	trading, investing, banking and lending products and services to individuals; and

•	stock plan administration products and services.

Institutional includes:

•	balance sheet management activities including generation of institutional net interest spread, gain on sales of loans and securities, net and management income;

•	market-making; and

•	global equity execution and settlement services.

The Company evaluates the performance of its segments based on segment contribution (net revenue less expense excluding operating interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$502,336	$741,770	$(338,334)	$905,772
Operating interest expense	(251,832)	(578,110)	338,334	(491,608)

Net operating interest income	250,504	163,660	—	414,164
Provision for loan losses	—	(30,045)	—	(30,045)

Net operating interest income after provision for loan losses	250,504	133,615	—	384,119

Commission	128,183	41,585	—	169,768
Fees and service charges	57,979	9,923	(2,456)	65,446
Principal transactions	—	27,768	—	27,768
Gain (loss) on sales of loans and securities, net	7,351	(2,023)	—	5,328
Other revenue	11,173	91	(144)	11,120

Total non-interest income	204,686	77,344	(2,600)	279,430

Total net revenue	455,190	210,959	(2,600)	663,549

Expense excluding interest:
Compensation and benefits	79,725	39,354	—	119,079
Clearing and servicing	22,658	54,119	(2,600)	74,177
Advertising and market development	34,382	1,556	—	35,938
Communications	22,570	3,251	—	25,821
Professional services	17,074	8,088	—	25,162
Depreciation and amortization	15,246	4,829	—	20,075
Occupancy and equipment	19,759	3,061	—	22,820
Amortization of other intangibles	9,536	651	—	10,187
Facility restructuring and other exit activities	(842)	(658)	—	(1,500)
Other	30,919	39,507	—	70,426

Total expense excluding interest	251,027	153,758	(2,600)	402,185

Segment income	$204,163	$57,201	$—	$261,364

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Three Months Ended June 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$372,732	$503,168	$(215,527)	$660,373
Operating interest expense	(144,026)	(387,272)	215,527	(315,771)

Net operating interest income	228,706	115,896	—	344,602
Provision for loan losses	—	(10,270)	—	(10,270)

Net operating interest income after provision for loan losses	228,706	105,626	—	334,332

Commission	127,567	39,729	—	167,296
Fees and service charges	52,052	7,536	(1,779)	57,809
Principal transactions	—	31,590	—	31,590
Gain on sales of loans and securities, net	8,958	2,149	—	11,107
Other revenue	10,903	52	(1,731)	9,224

Total non-interest income	199,480	81,056	(3,510)	277,026

Total net revenue	428,186	186,682	(3,510)	611,358

Expense excluding interest:
Compensation and benefits	80,352	45,289	—	125,641
Clearing and servicing	20,124	47,524	(3,510)	64,138
Advertising and market development	28,388	2,032	—	30,420
Communications	24,520	3,314	—	27,834
Professional services	18,168	5,051	—	23,219
Depreciation and amortization	14,570	4,257	—	18,827
Occupancy and equipment	18,483	1,945	—	20,428
Amortization of other intangibles	9,814	2,158	—	11,972
Facility restructuring and other exit activities	2,824	60	—	2,884
Other	21,452	3,756	—	25,208

Total expense excluding interest	238,695	115,386	(3,510)	350,571

Segment income	$189,491	$71,296	$—	$260,787

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing, servicing and order flow rebates.

	Six Months Ended June 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$960,100	$1,413,013	$(637,546)	$1,735,567
Operating interest expense	(482,115)	(1,086,248)	637,546	(930,817)

Net operating interest income	477,985	326,765	—	804,750
Provision for loan losses	—	(51,231)	—	(51,231)

Net operating interest income after provision for loan losses	477,985	275,534	—	753,519

Commission	251,488	77,273	—	328,761
Fees and service charges	112,182	17,398	(4,636)	124,944
Principal transactions	—	57,850	—	57,850
Gain on sales of loans and securities, net	12,262	10,441	—	22,703
Other revenue	20,924	132	(286)	20,770

Total non-interest income	396,856	163,094	(4,922)	555,028

Total net revenue	874,841	438,628	(4,922)	1,308,547

Expense excluding interest:
Compensation and benefits	160,021	82,840	—	242,861
Clearing and servicing	43,419	102,932	(4,922)	141,429
Advertising and market development	78,306	3,224	—	81,530
Communications	45,365	6,612	—	51,977
Professional services	32,173	17,974	—	50,147
Depreciation and amortization	30,055	9,403	—	39,458
Occupancy and equipment	40,331	6,068	—	46,399
Amortization of other intangibles	19,155	1,300	—	20,455
Facility restructuring and other exit activities	175	(942)	—	(767)
Other	50,220	52,881	—	103,101

Total expense excluding interest	499,220	282,292	(4,922)	776,590

Segment income	$375,621	$156,336	$—	$531,957

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Six Months Ended June 30, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$690,934	$956,644	$(392,911)	$1,254,667
Operating interest expense	(256,308)	(721,879)	392,911	(585,276)

Net operating interest income	434,626	234,765	—	669,391
Provision for loan losses	—	(20,467)	—	(20,467)

Net operating interest income after provision for loan losses	434,626	214,298	—	648,924

Commission	263,431	79,734	—	343,165
Fees and service charges	105,396	14,327	(4,052)	115,671
Principal transactions	—	62,282	—	62,282
Gain on sales of loans and securities, net	17,685	5,050	—	22,735
Other revenue	20,202	163	(3,435)	16,930

Total non-interest income	406,714	161,556	(7,487)	560,783

Total net revenue	841,340	375,854	(7,487)	1,209,707

Expense excluding interest:
Compensation and benefits	151,559	90,070	—	241,629
Clearing and servicing	37,489	97,424	(7,487)	127,426
Advertising and market development	61,443	3,758	—	65,201
Communications	53,003	6,239	—	59,242
Professional services	40,486	10,488	—	50,974
Depreciation and amortization	29,138	8,478	—	37,616
Occupancy and equipment	37,470	3,462	—	40,932
Amortization of other intangibles	19,687	3,617	—	23,304
Facility restructuring and other exit activities	3,199	(568)	—	2,631
Other	41,041	15,172	—	56,213

Total expense excluding interest	474,515	238,140	(7,487)	705,168

Segment income	$366,825	$137,714	$—	$504,539

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing, servicing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of June 30, 2007	$14,754,603	$48,220,463	$—	$62,975,066
As of December 31, 2006	$13,864,334	$39,874,969	$—	$53,739,303

No single customer accounted for more than 10% of total net revenue for the three and six months ended June 30, 2007 and 2006.

NOTE 19—SUBSEQUENT EVENT

In July 2007, the Company amended the terms of its $250 million senior secured revolving credit facility, improving the terms and conditions of the agreement, as well as extending the maturity date until September 2010.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2007, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999—2005. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

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

ITEM 1A.     RISK FACTORS

The additional risk factor presented below should be considered in addition to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

The level of provision for loan losses in our mortgage loan portfolio may increase as a result of trends in the macro-economic environment

A substantial portion of our asset portfolio is composed of loans secured by first lien residential mortgages and second lien mortgages (home equity loans and home equity lines of credit). The overall performance of these assets can be affected by the macro trends of the economy in general and the residential real estate market, such as home price depreciation or slowing appreciation, rising mortgage interest rates and tighter mortgage lending guidelines across the industry. Such performance can also be impacted by our mix of first lien and second lien mortgages and factors particular to a given borrower. We expect nonperforming loan levels to fluctuate over time due to portfolio growth, portfolio seasoning and resolution through collections, sales or charge-offs. We increased the provision for loan losses for our first and second lien mortgages in recent periods based on the seasoning of our portfolio and higher delinquencies and charge-offs compared to 2006. Instability in the consumer credit markets and credit trends may require additional increases in our provision for loan losses, which would have an adverse effect on our results of operations in future periods.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 18, 2007, the Company announced that its Board of Directors authorized an additional $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both.

On December 15, 2004, the Company announced that its Board of Directors approved a $200.0 million repurchase program (the “December 2004 Plan”). The December 2004 Plan is open-ended and provides the flexibility to buy back common stock, retire debt or a combination of both. The Company may conduct these repurchases on the open market, in private transactions or a combination of both. During the three months ended June 30, 2007, the Company completed the December 2004 Plan.

The table below shows the timing and impact of the repurchases under both the April 2007 Plan and the December 2004 Plan during the three months ended June 30, 2007 (dollars in thousands, except per share amounts):

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the April 2007 and December 2004 Plans	Maximum Dollar Value of Shares That May Yet be Purchased Under the April 2007 and December 2004 Plans
April 2007	500,000	$21.84	500,000	$273,221
May 2007	1,288,825	$22.56	1,288,825	$244,141
June 2007	1,339,800	$24.54	1,339,800	$211,259

Total	3,128,625	$23.30	3,128,625	$211,259

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 23, 2007. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. Ronald D. Fisher, George A. Hayter, R. Jarrett Lilien and Donna L. Weaver were elected as directors, as tabulated below:

Director	For	Withhold
Ronald D. Fisher	362,268,519	6,402,063
George A. Hayter	359,635,435	9,035,147
R. Jarrett Lilien	359,773,895	8,896,687
Donna L. Weaver	362,282,687	6,387,895

The proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants for the Company for fiscal year 2007 was approved, as tabulated below:

For	Against	Abstain	Total
362,898,324	3,485,898	2,286,358	368,670,580

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2007

E*TRADE Financial Corporation (Registrant)

By	/s/ MITCHELL H. CAPLAN
Mitchell H. Caplan Chief Executive Officer

By	/s/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)