Form 10-K
period 2007-12-31
E TRADE FINANCIAL CORP
filed 2008-02-28
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 1-11921

E*TRADE Financial Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2844166
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

At June 30, 2007, the aggregate market value of voting stock, comprised of the registrant’s common stock and shares exchangeable into common stock, held by nonaffiliates of the registrant was approximately $7.4 billion (based upon the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of the registrant’s common stock as of February 22, 2008: 461,992,712

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2007

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

OVERVIEW

E*TRADE Financial Corporation is a global financial services company, offering a wide range of financial solutions to customers under the brand “E*TRADE Financial.” We strive to create a differentiated financial services franchise by providing innovative, easy, low-cost financial solutions and service to retail investors. Our financial solutions include a suite of trading, investing, banking and lending products. Information on our website is not a part of this report.

Our corporate offices are located at 135 East 57th Street, New York, New York 10022. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We have approximately 3,800 employees. We operate directly and through numerous subsidiaries many of which are overseen by governmental and self-regulatory organizations. Our most significant subsidiaries are described below:

•	E*TRADE Bank is a Federally chartered savings bank that provides lending products to retail customers nationwide and deposit accounts insured by the Federal Deposit Insurance Corporation (“FDIC”);

•	E*TRADE Capital Markets, LLC is a registered broker-dealer, market-making firm and also acts as agent for our institutional customers;

•	E*TRADE Clearing LLC is the clearing firm for our brokerage subsidiaries. Its main purpose is to transfer securities from one party to another; and

•	E*TRADE Securities LLC is a registered broker-dealer and provider of brokerage services to both retail and institutional customers.

A complete list of our subsidiaries can be found in Exhibit 21.1.

We offer, either alone or with our partners, branded retail websites in the United States, Canada, Denmark, Finland, France, Germany, Hong Kong, Iceland, Italy, the Netherlands, Norway, Singapore, Sweden, the United Arab Emirates and the United Kingdom. We provide a branded educational website in China, but do not offer retail services through that website.

We primarily provide services through our website at www.etrade.com. We also provide services through our network of customer service representatives, relationship managers and investment advisors. We provide these services over the phone or in person through our 27 E*TRADE Financial Branches.

CITADEL INVESTMENT

The operating environment during 2007, particularly during the second half of the year, was extremely challenging as our exposure to the crisis in the residential real estate and credit markets adversely impacted our financial performance and led to a disruption in our customer base. As a result, we believe it was necessary to obtain a significant infusion of cash, which would in turn stabilize our balance sheet and our customer base.

On November 29, 2007, we entered into an agreement to receive a $2.5 billion cash infusion from Wingate Capital Ltd., a Cayman Islands company and affiliate of Citadel Limited Partnership (“Citadel”). In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio (approximately $3.0 billion in amortized cost), 84.7 million shares of common stock(1) in the Company and approximately $1.8 billion in 12  1/2% springing lien notes(2).

(1)	The 84.7 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007; 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007; and 46.7 million shares are expected to be issued in the first quarter of 2008 as the Company has received all necessary regulatory approvals.
(2)

Included in the $1.8 billion issuance is $186 million of 12  1/ 2% springing lien notes in exchange for $186 million of the Company’s senior notes that were owned by Citadel. The $1.8 billion in 12 ½% springing lien notes includes $100 million in notes issued to BlackRock, Inc. (“Blackrock”) in connection with the transaction. The $1.8 billion in 12 ½% springing lien notes represents the amount outstanding as of December 31, 2007 and does not include the additional $150 million of springing lien notes issued in January 2008 in accordance with the terms of the agreement with Citadel.

The items in this transaction were negotiated at arms length and transacted simultaneously and in contemplation of one another. As a result, the $2.5 billion in proceeds were allocated to each item based on their relative fair values at the time of the transaction.

The key components of our accounting for this transaction were as follows:

•	Asset-backed securities portfolio sale, which resulted in a pre-tax loss on sale of approximately $2.2 billion;

•	Issuance of common stock, which resulted in an increase to common stock/paid in capital of approximately $340 million; and

•

Issuance of springing lien notes, which had approximately $500 million of discount assigned to them and will be amortized as an increase to interest expense using the effective interest method over the 10 year term of the notes.

We believe this transaction provided timely stability for our business and helped alleviate customer concerns.

PRODUCTS AND SERVICES

We offer a wide range of products and services to our customers to assist them with their financial needs. Our primary retail products and services consist of:

•

Trading and investing—includes automated order placement and execution of US and international equities, currencies, futures, options, exchange-traded funds, mutual funds and bonds. We also offer quick transfer, wireless account access, extended hours trading, quotes, research and advanced planning tools;

•

Banking—includes checking, savings, sweep, money market and certificates of deposit (“CD”) products that offer online bill pay, quick transfer, unlimited ATM transactions on eligible accounts and wireless account access; and

•	Lending—includes mortgage, home equity, margin and credit card products that offer online loan status and quick transfer.

Our primary institutional product is market making.

Retail

Our retail segment offers a full suite of financial solutions to retail customers including trading, investing, banking and lending products. Consistent with our philosophy of being a customer advocate, we offer retail customers an opportunity to view their entire financial picture through E*TRADE Complete. E*TRADE Complete helps customers optimize investing, cash and credit allocations by utilizing tools designed to help them determine the appropriate mix of particular investing, banking and lending products that we offer. E*TRADE Complete tools include the Intelligent Investing Optimizer and Risk Analyzer, the Intelligent Cash Optimizer and the Intelligent Lending Optimizer. With the Intelligent Cash Optimizer, customers can review possible cash allocations based on rate and liquidity preferences and quickly transfer funds to reallocate deposit balances according to those preferences. The Intelligent Investing Optimizer and Risk Analyzer makes it easy for customers to develop an investment strategy that is engineered to match their specific goals, time horizon and risk tolerance. It suggests allocations for large cap, small cap, international investment, fixed income and cash. The Intelligent Lending Optimizer is a tool that provides customers the ability to model multiple lending scenarios. Customers can use E*TRADE Complete to optimize their utilization of our retail products described below.

Retail trading and investing products and services include:

•	automated order placement and execution, US equities, futures, options, exchange-traded funds and bond orders;

•	access to international equities in Canada, France, Germany, Hong Kong, Japan and the United Kingdom and foreign currencies, including the Canadian dollar, Euro, Hong Kong dollar, Yen and Sterling;

•	two-second execution guarantee on all S&P 500 stocks and exchange-traded funds;

•	margin accounts allowing customers to borrow against their securities;

•	access to some of the lowest cost stock index funds in the industry and to over 7,000 non-proprietary mutual funds;

•	educational services through the Internet, phone or in person and flexible advisory services, including full-service portfolio management; and

•	no fee and no minimum individual retirement accounts.

Retail banking and lending products and services include:

•	interest-earning checking, money market, savings and CD products with FDIC-insurance;

•	FDIC-insured sweep deposit accounts that automatically transfer funds from customer brokerage accounts;

•	access to deposit account balances and transactions, through the Internet, phone or in person;

•	prime credit quality first-lien mortgage loans secured by single-family residences;

•	prime credit quality second-lien mortgage loans, including home equity lines of credit, secured by single-family residences; and

•	credit cards that earn miles or offer rewards for commission-free trades, travel or merchandise.

All of our retail products are covered by the E*TRADE Complete Protection Guarantee.

Retail customers are offered trading, investing, banking and lending products and services via our website, over the phone and in person. Customers have the ability to transfer funds quickly and easily between their trading, investing, banking and lending accounts, thereby giving them the opportunity to optimize the yield and liquidity of their funds.

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

We act as a market maker in certain over-the-counter issues through E*TRADE Capital Markets, LLC. A market maker is a broker-dealer authorized by an exchange. As a market maker, we are responsible for maintaining an orderly market in the securities assigned to us by the exchange and are frequently required to take principal positions in these securities. The majority of our share volume for market-making activities involves bulletin board securities, which are securities that are not listed on the NASDAQ Global Select Market (“NASDAQ”) or a national securities exchange.

As a market maker, we take positions in securities and function as a wholesale trader by combining trading lots to match buyers and sellers of securities. Trading gains and losses result from these activities. Our revenues are influenced by overall trading volumes, the number of stocks for which we act as a market maker and the trading volumes and volatility of those specific stocks.

We also transact large block trading activity on the New York Stock Exchange (“NYSE”) and NASDAQ exchanges. In addition, we provide institutional customers with trade execution services, including direct access to international exchanges. Our web-based platform offers real-time, online access to statements and electronic settlement capabilities. We do not expect to continue to provide trade execution services in future periods as this is no longer a key component of our business.

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

For additional statistical information regarding products and customers, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 22. Three years of segment financial performance and data can be found in MD&A beginning on page 39 and in Note 24—Segment and Geographic Information.

CUSTOMER SERVICE

We believe providing superior customer service is fundamental to our business. During 2007, we implemented an online service center where customers can request services on accounts and obtain quick answers to frequently asked questions. Over the past two years, we have significantly increased the number of customer service representatives and relationship managers in order to increase the quality of our service. We have a total of 27 E*TRADE Financial Branches in the United States, which are available to retail customers for any of their customer service needs.

TECHNOLOGY

We believe our focus on being a technological leader in the financial services industry enhances our competitive position. This focus allows us to deploy a secure, scalable technology and back office platform that promotes innovative product development and delivery. During 2007, we continued to enhance our product offerings by launching the Global Trading Platform, which gives investors the ability to buy, sell and hold foreign equities in local currencies. Our U.S. customers now have access to foreign stocks and currencies in six major international markets: Canada, France, Germany, Hong Kong, Japan and the United Kingdom.

COMPETITION

The online financial services market continues to evolve rapidly and we expect competition to continue to increase. Our retail segment competes with full commission brokerage firms, discount brokerage firms, online brokerage firms, Internet banks, mortgage banking companies, non-financial service companies originating loans and traditional “brick & mortar” retail banks and thrifts. Some of these competitors also provide Internet trading and banking services, investment advisor services, touchtone telephone and voice response banking services, electronic bill payment services and a host of other financial products. Our institutional segment, in addition to the competitors above, competes with market-making firms, investment banking firms and other users of market liquidity in its quest for the least expensive source of funding.

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

We believe we can continue to attract customers by appealing to retail investors within large established financial institutions by providing them with innovative, easy, low-cost financial solutions and service. However, our exposure to the crisis in the residential real estate and credit markets created some uncertainly surrounding the Company. These concerns, if not resolved, may make it more difficult to retain our current customer base as well as hinder our ability to attract new customers.

We also face intense competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees and retain and motivate our existing employees.

PERFORMANCE MEASUREMENT

We assess the performance of our business based on our primary customer segments, retail and institutional.

We consider multiple factors, including the competitiveness of our pricing compared to similar products and services in the market, the overall profitability of our businesses and client relationships when pricing our various products and services. We manage the performance of our business using various financial metrics, including revenue growth, enterprise net interest spread, enterprise interest-earning assets, nonperforming loans as a percentage of gross loans receivable, allowance for loan losses and allowance for loan losses as a percentage of nonperforming loans. The overall performance of our business is also based on the management of our expenses related to our various products and services. The same or similar products and services may be offered to both segments, utilizing the same infrastructure or in some circumstances, a single infrastructure may be used to support multiple products and services offered to our customers. As such, we do not separately disclose the costs associated with products and services sold or our general and administrative costs. All operating expenses incurred are integral to the operation of the business and are considered when evaluating the profitability of our business.

INTERNATIONAL OPERATIONS

We are focused on creating an integrated global financial services company. To achieve that goal, we continue to invest in and grow our international operations. We offer services in international markets directly through our website at www.etrade.com as well as through additional branded retail brokerage websites in Canada, Denmark, Finland, France, Germany, Hong Kong, Iceland, Italy, the Netherlands, Norway, Singapore, Sweden, the United Arab Emirates and the United Kingdom.

Our total U.S. net revenue, which we determine based on the geographic location of the legal entity in which the revenue was earned, were $(0.7) billion, $2.2 billion and $1.5 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Our total non-U.S. net revenue was $0.3 billion, $0.3 billion and $0.2 billion for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 24—Segment and Geographic Information for detailed information on non-U.S. geographic locations.

REGULATION

Our business is subject to regulation by U.S. Federal and state regulatory agencies and securities exchanges and by various non-U.S. governmental agencies or regulatory bodies, securities exchanges and central banks, each of which has been charged with the protection of the financial markets and the protection of the interests of those participating in those markets. These regulatory agencies in the United States include, among others, the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the NYSE, the NASDAQ, the FDIC, the Federal Reserve, the Municipal Securities Rulemaking Board and the Office of Thrift Supervision (“OTS”). Additional legislation, regulations and rulemaking may directly affect our manner of operation and profitability. Our broker-dealers are registered with the SEC and are subject to regulation by the SEC and by self-regulatory organizations, such as the NYSE, the NASDAQ, FINRA and the securities exchanges of which each is a member. Our banking entities are subject to regulation, supervision and examination by the OTS, the Federal Reserve and also, in the case of the Bank, the FDIC. Such regulation covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, transactions with affiliates and conduct and qualifications of personnel. Our international broker-dealers are regulated by their respective local regulators such as the Financial Services Authority (“FSA”), Securities & Futures Commission and the Investment Dealers Association (“IDA”).

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge at our website as soon as reasonably practicable after they have been filed with the SEC. Our website address is www.etrade.com.

ITEM 1A.	RISK FACTORS

Risks Relating to the Nature and Operation of Our Business

We have incurred significant losses and cannot assure that we will be profitable

We incurred a net loss of $1.4 billion, or $3.40 per share, for the year ended December 31, 2007, due primarily to losses in our home equity loan and asset-backed securities portfolios. We also experienced a substantial diminution of customer assets and accounts as a result of the losses experienced in our institutional business segment. It may require a substantial period of time to restore asset quality at the Bank, rebuild our retail franchise and return to profitability.

We will continue to experience losses in our mortgage loan portfolio

At December 31, 2007, the principal balance of our home equity loan portfolio was $11.9 billion. During 2007, the allowance for loan losses in this portfolio increased by $427.5 million to $459.2 million, primarily due to a rapid deterioration in performance in the second half of the year. As the crisis in the residential real estate and credit markets continues, we expect to experience cumulative losses between $1.0 and $1.5 billion in our home equity loan portfolio over the next three years. There can be no assurance that our provision for loan losses will be adequate if the residential real estate and credit markets continue to deteriorate. We may be required under such circumstances to further increase our provision for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

Losses of customers and assets will result in lower revenues in future periods

During November 2007, well-publicized concerns about the Bank’s holdings of asset-backed securities led to widespread concerns about our continued viability. From the beginning of this crisis through December 31, 2007 when the situation had stabilized, customers withdrew approximately $5.6 billion of net cash and approximately $12.2 billion of net assets from our bank and brokerage businesses. Many of the accounts that were closed belonged to sophisticated and active customers with large cash and securities balances. Concerns about our viability may recur, which could lead to destabilization and asset and customer attrition. In addition, as a result of our recent losses of customers and assets, we expect the revenues generated by trading and lending activity to be significantly reduced from the levels experienced in the first three quarters of 2007. There can be no assurance that we will successfully rebuild our franchise by reclaiming customers and growing assets. If we are not successful, our revenues and earnings in future periods will be lower than we have experienced historically.

We have a large amount of debt

We incurred a substantial amount of new debt in connection with the Citadel transaction in which we issued approximately $1.8 billion of springing lien notes. Following Citadel’s investment, our total long-term debt is $3.0 billion and the expected annual interest cash outlay is approximately $365 million. Our ratio of debt (our senior debt and term loans but excluding $445.6 million in mandatorily convertible notes) to equity (expressed as a percentage) was 93% at December 31, 2007. The degree to which we are leveraged could have important consequences, including (i) a substantial portion of our cash flow from operations will be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available for other purposes; (ii) our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs will be limited; and (iii) our substantial leverage may place us at a competitive disadvantage, hinder our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a downturn in general economic conditions or our business. In addition, a significant reduction in revenues could materially adversely affect our ability to satisfy our obligations under our debt securities.

We are subject to investigations and lawsuits as a result of our losses from mortgage loans and asset-backed securities

In 2007, we recognized an increased provision expense totaling $640 million and asset losses and impairments of $2.45 billion, including the sale of our ABS portfolio to Citadel. As a result, various plaintiffs have filed five class actions and four derivative lawsuits, alleging disclosure violations regarding our home equity, mortgage and securities portfolios. In addition, the SEC initiated an informal inquiry into matters related to our loan and securities portfolios. The defense of these matters will entail considerable cost and will be time-consuming for our management. Unfavorable outcomes in any of these matters could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Many of our competitors have greater financial, technical, marketing and other resources

The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of financial products and services. The impact of competitors with greater name recognition, market acceptance and larger customer bases could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices and/or different products and services or combination of products and services that could attract current E*TRADE customers and potentially result in price wars within the industry. Some of our competitors may also benefit from established relationships among themselves or with third parties enhancing their products and services.

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

We have acquired a number of businesses and may continue to acquire businesses in the future. The primary assets of these businesses are their customer accounts. Our retention of these assets and the customers of businesses we acquire may be impacted by our ability to successfully continue to integrate the acquired operations, products (including pricing) and personnel. Diversion of management attention from other business concerns could have a negative impact. In the event that we are not successful in our continued integration efforts, we may experience significant attrition in the acquired accounts or experience other issues that would prevent us from achieving the level of revenue enhancements and cost savings that we expect with respect to an acquisition.

Risks associated with principal trading transactions could result in trading losses

A majority of our market-making revenues are derived from trading as a principal. We may incur trading losses relating to the purchase, sale or short sale of securities for our own account, as well as trading losses in our market maker stocks. From time to time, we may have large positions in securities of a single issuer or issuers engaged in a specific industry. Sudden changes in the value of these positions could impact our financial results.

Reduced grants by companies of employee stock options could adversely affect our results of operations

We are a provider of stock plan administration and options management tools, and our revenue from these tools depends in part on the size and complexity of our customers’ employee stock option and stock purchase plans. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which among other things required public companies to expense employee stock options and other share-based payments at their fair value when issued. SFAS No. 123(R) may result in companies granting fewer employee options and modifying their existing employee stock purchase plans, potentially reducing the amount of products and services we provide these companies and compelling us to incur additional costs so that our tools comply with the FASB statement. Additionally, we may see a reduction in commission revenues as fewer employee stock options would be available for exercise and sale by the employees of these companies.

Reduced spreads in securities pricing, levels of trading activity and trading through market makers could harm our market maker business

Computer-generated buy/sell programs and other technological advances and regulatory changes in the marketplace may continue to tighten securities spreads. Tighter spreads could reduce revenue capture per share by our market makers, thus reducing revenues for this line of business.

Advisory services subject us to additional risks

We provide advisory services to investors to aid them in their decision making and also provide full service portfolio management. Investment decisions and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading resulting in recommendations or transactions that are inconsistent with the investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, failures that may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. To the extent that we fail to know our customers or improperly advised them, we could be found liable for losses suffered by such customers, which could harm our reputation and business.

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

We have a significant deferred tax asset and cannot assure it will be fully realized

The Company has net deferred tax assets of $550 million as of December 31, 2007. While the Company has concluded that as of December 31, 2007 it is more likely than not that the net deferred tax assets will be realized, we cannot assure that such deferred tax assets will be realized. The ability to realize these net deferred tax assets is primarily based on the Company’s generation of taxable income in future years, which cannot be assured. In addition, a significant portion of the net deferred tax asset relates to a $1.4 billion federal tax loss carryforward, the utilization of which may be further limited in the event of certain material changes in the ownership of the Company.

Risks Relating to the Regulation of Our Business

We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices

The securities and banking industries are subject to extensive regulation. All of our broker-dealer subsidiaries have to comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending and execution and settlement of transactions. We are also subject to additional laws and rules as a result of our market maker operations.

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

If we fail to comply with applicable securities and banking laws, rules and regulations, either domestically or internationally, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business

The SEC, FINRA and other self-regulatory organizations and state securities commissions, among other things, can censure, fine, issue cease-and-desist orders or suspend or expel a broker-dealer or any of its officers or employees. The OTS may take similar action with respect to our banking activities. Similarly, the attorneys general of each state could bring legal action on behalf of the citizens of the various states to ensure compliance with local laws. Regulatory agencies in countries outside of the United States have similar authority. The ability to comply with applicable laws and rules is dependent in part on the establishment and maintenance of a reasonable compliance system. The failure to establish and enforce reasonable compliance procedures, even if unintentional, could subject us to significant losses or disciplinary or other actions.

If we do not maintain the capital levels required by regulators, we may be fined or even forced out of business

The SEC, FINRA, OTS and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. Failure to maintain the required net capital could result in suspension or revocation of registration by the SEC and suspension or expulsion by FINRA, and could ultimately lead to the firm’s liquidation. In the past, our broker-dealer subsidiaries have depended largely on capital contributions by us in order to comply with net capital requirements. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances.

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

As a non-grandfathered savings and loan holding company, we are subject to regulations that could restrict our ability to take advantage of certain business opportunities

We are required to file periodic reports with the OTS and are subject to examination by the OTS. The OTS also has certain types of enforcement powers over us, ETB Holdings, Inc. and certain of its subsidiaries, including the ability to issue cease-and-desist orders, force divestiture of the Bank and impose civil and monetary penalties for violations of Federal banking laws and regulations or for unsafe or unsound banking practices. In addition, under the Gramm-Leach-Bliley Act, our activities are restricted to those that are financial in nature and certain real estate-related activities. We may make merchant banking investments in companies whose activities are not financial in nature if those investments are made for the purpose of appreciation and ultimate resale of the investment and we do not manage or operate the company. Such merchant banking investments may be subject to maximum holding periods and special recordkeeping and risk management requirements. The Company recently moved its subsidiary, E*TRADE Clearing, LLC to become an operating subsidiary of E*TRADE Bank, which will result in increased regulatory oversight and restrictions on the activities of E*TRADE Clearing, LLC.

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

Risks Relating to Owning Our Stock

The interests of our largest shareholder may conflict with the interests of other shareholders

Following the issuance of the final shares due to Citadel, Citadel will own approximately 90 million shares of our common stock, which represents approximately 18% of the outstanding shares. In addition, Citadel is our largest creditor through its ownership of approximately $1.8 billion of our debt securities. Citadel is an independent entity with its own investors and is entitled to act in its own economic interest with respect to its equity and debt investments in E*TRADE. For example, following April 29, 2008, Citadel will be generally free under the terms of the Investment Agreement to sell the equity securities it received under the Investment Agreement and any such sales may have a depressing effect on the trading price of our common stock. In addition, Citadel’s 12 1/2% springing lien notes contain restrictive covenants and as a holder of in excess of a majority of the springing lien notes, Citadel has a right to declare defaults and enforce remedies just like any other lender for so long as Citadel retains a majority of the springing lien notes. Finally, in pursuing its economic interests, Citadel may make decisions with respect to fundamental corporate transactions which may be different than the decisions of shareholders who own only common shares.

We are substantially restricted by the terms of our senior notes

In June 2004, we issued an aggregate principal amount of $400 million of senior notes due June 2011. In September and November 2005, we issued an additional aggregate principal amount of $100 million of senior notes due June 2011, $600 million of senior notes due September 2013 and $300 million of senior notes due December 2015. As part of the Citadel Investment in November 2007, we issued $1.8 billion of 12  1/2% springing lien notes. The indentures governing these notes contain various covenants and restrictions that limit our ability and certain of our subsidiaries’ ability to, among other things:

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

We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

The market price of our common stock may continue to be volatile

From January 1, 2005 through December 31, 2007, the price per share of our common stock ranged from a low of $3.15 to a high of $27.76. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. In the past, volatility in the market price of a company’s securities has often led to securities class action litigation. Such litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, reduce our access to capital and otherwise harm our business.

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

A summary of our significant locations at December 31, 2007 is shown in the following table. All facilities are leased, except for 166,000 square feet of our office in Alpharetta, Georgia. Square footage amounts are net of space that has been sublet or part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	219,000
Arlington, Virginia	196,000
Jersey City, New Jersey	107,000
Charlotte, North Carolina	83,000
Menlo Park, California	79,000
Sandy, Utah	77,000
Toronto, Canada	75,000
New York, New York	60,000
Chicago, Illinois	29,000

All of our facilities are used by both our retail and institutional segments. In addition to the significant facilities above, we also lease all of our 27 E*TRADE Financial Branches, ranging in space from 2,500 to 13,000 square feet. All other leased facilities with space of less than 25,000 square feet are not listed by location. We believe our facilities space is adequate to meet our needs in 2008.

ITEM 3.	LEGAL PROCEEDINGS

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including Softbank Investment Corporation (“SBI”) and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326.0 million claim for “promissory estoppel” in which Market XT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankruptcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. By order dated December 18, 2007, the United States Bankruptcy

Court for the Southern District of New York approved a settlement agreement between the parties under the terms of which the Company agreed, without admitting liability, to pay $3,995,000 to the Trustee for the bankruptcy estate of MarketXT in exchange for a general release from MarketXT as well as its promise to defend and indemnify the Company in certain other actions up to a maximum of $3,995,000. By order dated January 8, 2008, the same Court subsequently approved a separate settlement agreement between the Company and the Trustee for the bankruptcy estate of Omar Amanat under the terms of which the Company paid to said Trustee the sum of $50,000 in exchange for a general release. Accordingly, these cases have been resolved, and the Company will no longer report them in its subsequent filings.

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, has now been remanded back to the trial court, and the re-trial of this case is now set to commence on April 7, 2008, solely on the issue of what, if any, additional damages Ajaxo may be entitled to receive on its misappropriation of trade secrets claim. In specific, Ajaxo continues to seek unstated monetary damages and injunctive relief, lost profits in the amount of $500,000 per month since November, 1999, and punitive damages. The Company denies that Ajaxo is entitled to any further damages or relief of any kind and will vigorously defend itself against Ajaxo’s renewed damage claims.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc, respectively. On January 23, 2008, the trial court heard motions from various plaintiffs seeking to be appointed lead plaintiff in these actions but has yet to issue its decision. Once the court rules on the lead plaintiff motions, the cases are to be consolidated. A consolidated amended complaint is expected to be filed within 60 days of the court’s ruling. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). The Company intends to vigorously defend itself against the claims raised in the federal derivative actions and state derivative actions.

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s loan and securities portfolios. That inquiry is continuing. The Company is cooperating fully with the SEC in this matter.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

The following table shows the high and low sale prices of our common stock as reported by the NASDAQ, except where noted, for the periods indicated:

	High	Low
2007:
First Quarter	$26.08	$21.11
Second Quarter	$25.79	$20.82
Third Quarter	$23.63	$9.92
Fourth Quarter	$14.26	$3.15
2006(1):
First Quarter	$27.12	$20.41
Second Quarter	$27.76	$18.81
Third Quarter	$25.00	$20.11
Fourth Quarter	$25.50	$20.85

(1)	On December 27, 2006 we moved from the NYSE to the NASDAQ under the symbol ETFC.

The closing sale price of our common stock as reported on the NASDAQ on February 22, 2008 was $4.79 per share. At that date, there were 1,910 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. Although we do not currently have any plans to do so, we may pay dividends in the future.

Equity Compensation Plan Information

Refer to Note 20—Employee Shared-Based Payments and Other Benefits in Item 8. Financial Statements and Supplementary Data for equity compensation plan information.

Repurchase Plans

In 2004, our Board approved a repurchase plan on December 15th (“December 2004 Plan”) for $200.0 million. On April 18, 2007, the Company announced that its Board of Directors authorized an additional $250.0 million common stock repurchase program (“April 2007 Plan”). Our Board determined that the use of cash to reduce outstanding debt and outstanding common stock was likely to create long-term value for our shareholders. We completed the December 2004 Plan in April of 2007 and there are no amounts remaining available under those plans. As of December 31, 2007, $158.5 million remained available under the April 2007 Plan for additional repurchases.

The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both. During 2007, we repurchased a total of $148.6 million or nearly 7.2 million shares of common stock under the December 2004 Plan and April 2007 Plan. During 2006, we repurchased a total of $122.6 million or nearly 5.3 million shares of common stock under the December 2004 Plan. There were no repurchases during the three months ended December 31, 2007.

Sale of Unregistered Shares

In connection with the Citadel Investment, on November 29, 2007, we issued 10,000,000 shares of common stock to Citadel and 4,840,430 shares of common stock to certain affiliates of BlackRock, Inc. On

December 18, 2007, we issued an additional 23,182,197 shares of common stock to Citadel. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each purchaser has represented to us that it is an “accredited investor” as defined in Regulation D promulgated under the Securities Act of 1933, and that the common stock was being acquired for investment. We did not engage in a general solicitation or advertising with regard to the issuances of the common stock and have not offered securities to the public in connection with the issuances. See Item 1. Business—Citadel Investment.

Performance Graph

The following performance graph shows the cumulative total return to a holder of the Company’s common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor’s (“S&P”) 500 and the S&P Super Cap Diversified Financials during the period from December 31, 2002 through December 31, 2007.

	12/02	12/03	12/04	12/05	12/06	12/07
E*TRADE Financial Corporation	100.00	260.29	307.61	429.22	461.32	73.05
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Super Cap Diversified Financials	100.00	139.29	156.28	170.89	211.13	176.62

•	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

•	Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in millions, shares in thousands, except per share and per trade amounts):

	Year Ended December 31,					Variance
	2007	2006	2005	2004	2003	2007 vs. 2006
Results of Operations:(1)(2)
Net operating interest income	$1,609.1	$1,400.0	$871.1	$635.1	$406.7	15%
Provision for loan losses(3)	$(640.1)	$(45.0)	$(54.0)	$(38.1)	$(38.5)	1323%
Total net revenue	$(378.2)	$2,420.3	$1,703.8	$1,482.9	$1,342.7	(116)%
Gain (loss) on loans and securities, net	$(2,450.0)	$56.0	$98.9	$140.7	$247.7	*
Net income (loss) from continuing operations(4)	$(1,441.8)	$626.8	$446.2	$381.8	$200.5	(330)%
Cumulative effect of accounting changes(5)	$—	$—	$1.6	$—	$—	*
Net income (loss)	$(1,441.8)	$628.9	$430.4	$380.5	$203.0	(329)%
Basic earnings (loss) per share from continuing operations	$(3.40)	$1.49	$1.20	$1.04	$0.56	(328)%
Diluted earnings (loss) per share from continuing operations	$(3.40)	$1.44	$1.16	$0.99	$0.55	(336)%
Basic net earnings (loss) per share	$(3.40)	$1.49	$1.16	$1.04	$0.57	(328)%
Diluted net earnings (loss) per share	$(3.40)	$1.44	$1.12	$0.99	$0.55	(336)%
Weighted average shares—basic	424,439	421,127	371,468	366,586	358,320	1%
Weighted average shares—diluted(6)	424,439	436,357	384,630	405,389	367,361	(3)%

*	Percentage not meaningful.
(1)	No cash dividends have been declared in any of the periods presented.
(3)	Expenses are presented in parentheses.
(4)

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

(5)

In 2005, we recorded a credit of $1.6 million, net of tax, as a cumulative effect of accounting change, to reflect the amount by which compensation expense would have been reduced in periods prior to adoption of SFAS No. 123(R) for restricted stock awards outstanding on July 1, 2005.

(6)

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

(Dollars in millions):

	December 31,					Variance
	2007	2006	2005	2004	2003	2007 vs. 2006
Financial Condition:
Available-for-sale mortgage-backed and investment securities	$11,255.0	$13,677.8	$12,564.7	$12,543.8	$9,826.9	(18)%
Total loans, net	$30,139.4	$26,656.2	$19,512.3	$11,785.0	$9,131.4	13%
Margin receivables	$7,179.2	$6,828.4	$5,642.0	$1,965.5	N/A	5%
Total assets	$56,845.9	$53,739.3	$44,567.7	$31,032.6	$26,049.2	6%
Deposits	$25,884.8	$24,071.0	$15,948.0	$12,303.0	$12,514.5	8%
Corporate debt	$3,022.7	$1,842.2	$2,022.7	$585.6	$695.3	64%
Shareholders’ equity	$2,829.1	$4,196.4	$3,399.6	$2,228.2	$1,918.3	(33)%

(Dollars in billions, except per trade amounts):

	At or For the Year Ended December 31,					Variance
	2007	2006	2005	2004	2003	2007 vs. 2006
Key Measures:
Retail client assets(1)	$190.0	$194.9	$177.9	$100.0	$82.9	(3)%
Customer cash and deposits(1)	$33.6	$33.6	$28.2	$18.7	$19.0	0%
Total daily average revenue trades	187,022	159,348	97,740	83,643	77,052	17%
Average commission per trade	$11.71	$12.05	$13.82	$15.63	$16.41	(3)%
Enterprise net interest spread (basis points)(2)	263	285	249	229	N/A	(8)%
Enterprise interest-earning assets, average(2)	$57.0	$45.4	$32.4	$26.2	N/A	26%
Total employees (period end)	3,757	4,126	3,439	3,320	3,455	(9)%

(1)

Customer cash and deposits, as well as retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005 which reduced both metrics by $0.6 billion. This is not a methodology change in accounting policy and does not impact the reporting of these items in our balance sheet.

(2)	The enterprise net interest spread and enterprise interest-earning assets, average for 2003 are not presented as the information was not tracked on an enterprise level for that year.

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

OVERVIEW

Strategy

Our strategy centers on growing our global customer base and mitigating the risks associated with our balance sheet. We plan to grow our global customer base by appealing to retail investors, specifically those who are customers of large established financial institutions, by providing them with innovative, easy, low-cost financial solutions and service. Our financial solutions include a suite of trading, investing, banking and lending products.

Our plan to mitigate the risks associated with our balance sheet contains three core goals: reduce credit risk in our loan portfolio, reduce our level of corporate debt and reduce operating expenses. We believe that the successful completion of this plan will significantly improve our financial strength and will help restore customer and investor confidence in our franchise.

We are also focused on simplifying and streamlining the business by exiting and/or restructuring certain non-core operations, primarily in our lending and institutional businesses. We believe these changes will better align our business with the global retail investor.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance, volume and volatility of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our products and services;

•	our ability to assess and manage credit risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Year Ended December 31,			Variance
	2007	2006	2005	2007 vs. 2006
Customer Activity Metrics:
Retail client assets (dollars in billions)(1)	$190.0	$194.9	$177.9	(3)%
Customer cash and deposits (dollars in billions)(1)	$33.6	$33.6	$28.2	0%
U.S. daily average revenue trades	156,006	137,715	83,604	13%
International daily average revenue trades	31,016	21,633	14,136	43%

Total daily average revenue trades	187,022	159,348	97,740	17%
Average commission per trade	$11.71	$12.05	$13.82	(3)%

Company Financial Metrics:
Net revenue growth(2)	(116)%	42%	15%	*
Enterprise net interest spread (basis points)	263	285	249	(8)%
Enterprise interest-earning assets (average in billions)	$57.0	$45.4	$32.4	26%
Nonperforming loans as a % of gross loans receivable	1.37%	0.28%	0.17%	1.09%
Allowance for loan losses (dollars in millions)	$508.2	$67.6	$63.3	651%
Allowance for loan losses as a % of nonperforming loans	121.44%	90.52%	186.24%	30.92%

*	Percentage not meaningful.
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

Company Financial Metrics

•

Net revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. The negative revenue growth during the period was due to lower revenue in our institutional segment, due to the loss on sale of our asset-backed securities portfolio and increased provision for loan losses.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

•	Total nonperforming loans receivable as a percentage of gross loans receivable is an indicator of the performance of our total loan portfolio.

•	Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date.

•

Allowance for loan losses as a percentage of nonperforming loans is a general indicator of the adequacy of our allowance for loan losses. Changes in this ratio are also driven by changes in the mix of our loan portfolio.

Significant Events in 2007

Citadel Investment of $2.5 Billion Including Sale of Asset-Backed Securities Portfolio

The operating environment during 2007, particularly during the second half of the year, was extremely challenging as our exposure to the crisis in the residential real estate and credit markets adversely impacted our financial performance and led to a disruption in our customer base. As a result, we believe it was necessary to obtain a significant infusion of cash, which would in turn stabilize our balance sheet and our customer base.

On November 29, 2007, we entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio, 84.7 million shares of common stock (1) in the Company and approximately $1.8 billion in 12  1/2% springing lien notes(2). We believe this transaction provided timely stability for our business and helped alleviate customer concerns.

Developed a Plan to Restore Customer Confidence and Return to Growth

We developed a plan focused on resolving the risks in our balance sheet and returning our primary focus to the retail investor. Our plan contains three core goals: reduce credit risk in our loan portfolio, reduce our level of corporate debt and reduce operating expenses to allow us to reinvest in growth initiatives within the core retail franchise. We believe the successful execution of this plan will restore customer confidence and return the Company back to a path of financial growth.

Launch of Global Trading Platform

We launched our Global Trading Platform, which provides the ability to buy, sell and hold foreign equities in local currencies to investors who seek liquidity and diversity in their portfolios. Our U.S. customers now have access to foreign stocks and currencies in six major international markets: Canada, France, Germany, Hong Kong, Japan and the United Kingdom.

International Expansion

We continued our expansion into international markets with the launch of operations in Norway, the Netherlands and Singapore. In Norway, we now offer online trading of all Norwegian stocks registered on the Norwegian exchange Oslo Børs, as well as stocks from Scandinavian markets in Sweden, Denmark, Finland, and the American markets. In the Netherlands and Singapore, we offer Dutch and Singapore investors direct access to the US stock markets through our Global Trading Platform.

(1)	The 84.7 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007; 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007; and 46.7 million shares are expected to be issued in the first quarter of 2008 as the Company has received all necessary regulatory approvals.
(2)

Included in the $1.8 billion issuance is $186 million of 12 ½% springing lien notes in exchange for $186 million of the Company’s senior notes that were owned by Citadel. The $1.8 billion in 12 ½% springing lien notes includes $100 million in notes issued to BlackRock in connection with the transaction. The $1.8 billion in 12 ½% springing lien notes represents the amount outstanding as of December 31, 2007 and does not include the additional $150 million of springing lien notes issued in January 2008 in accordance with the terms of the agreement with Citadel.

Enhanced Distribution Network

We enhanced our distribution network by opening three new E*TRADE Financial Branches in the United States during the period. With the addition of the branches in Charlotte, NC; Houston, TX; and Minneapolis, MN, we increased the number of our nationwide financial branches to a total of 27.

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

Increased Ownership of Investsmart

We increased our ownership stake in Investsmart to approximately 48%. Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions.

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

Enhanced Distribution Network

We enhanced our distribution network by opening eight new E*TRADE Financial Branches in the United States during the period. With the addition of the branches in Seattle, WA; Farmington, MI; Garden City, NY; Torrance, CA; King of Prussia, PA; Roseville, CA; Fort Lauderdale, FL; and Scarsdale, NY, we increased the number of our nationwide financial branches to a total of 24.

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

Move of Listing to the NASDAQ

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

Summary Financial Results

Income Statement Highlights for the Year Ended December 31, 2007 (dollars in millions, except per share amounts)

	Year Ended December 31,		Variance
	2007	2006	2007 vs. 2006
Total net revenue	$(378.2)	$2,420.3	(116)%
Net operating interest income	$1,609.1	$1,400.0	15%
Provision for loan losses	$(640.1)	$(45.0)	1323%
Net operating interest income after provision for loan losses	$969.0	$1,355.1	(28)%
Commission revenue	$694.1	$625.3	11%
Fees and service charges revenue	$258.1	$238.8	8%
Operating margin	$(2,054.6)	$1,000.8	(305)%
Net income (loss)	$(1,441.8)	$628.9	(329)%
Diluted net earnings (loss) per share	$(3.40)	$1.44	(336)%

The operating environment during 2007, particularly during the second half of the year, was extremely challenging as the crisis in the residential real estate and credit markets adversely impacted our financial performance. The losses in our institutional segment caused by this crisis more than offset the considerable growth in our retail segment. Total net revenue for the year ended December 31, 2007 decreased 116% compared to the prior year due primarily to the $2.2 billion loss on the sale of our asset-backed securities portfolio and an increase in our provision for loan losses of $595.1 million to $640.1 million. As a result of the decrease in net revenue, net income declined by 329% from the prior year to a loss of $1.4 billion for the year ended December 31, 2007.

The retail segment delivered strong organic growth and overall results during the year ended December 31, 2007. Total retail segment income increased 14% to $789.3 million for the year ended December 31, 2007 compared to the prior year. This growth in the retail segment was primarily driven by a 12% increase in net operating interest income and a 14% increase in commission revenue compared to the same period in the prior year.

Balance Sheet Highlights (dollars in billions)

	December 31,		Variance
	2007	2006	2007 vs. 2006
Total assets	$56.8	$53.7	6%
Total enterprise interest-earning assets	$52.3	$49.5	6%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets(1)	71%	68%	3%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities(1)	61%	64%	(3)%

(1)

Loans, net and margin receivables as a percentage of enterprise interest-earning assets and retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities include balances not recorded on the balance sheet, such as margin and customer cash and deposits held by third parties.

The increase in total assets was attributable primarily to an increase of $3.7 billion in loans receivable, net. The increase in loans receivable, net was due principally to growth in our one- to four-family loan portfolio during the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted our previous focus on growing our balance sheet. For the foreseeable future, we plan to allow our interest earning assets, particularly our mortgage-backed securities and home equity loans, to pay down, resulting in an overall decline in balance. During this period, we plan to increase our excess regulatory capital levels at E*TRADE Bank as we focus on mitigating the credit risk inherent in our home equity loan portfolio. In connection with this strategy and the Citadel Investment, we have updated our secondary market purchase policies to prohibit the acquisition of asset-backed securities, CDOs and certain other instruments with a high level of credit risk through January 1, 2010.

EARNINGS OVERVIEW

2007 Compared to 2006

Net income (loss) decreased 329% to a loss of $1.4 billion for the year ended December 31, 2007 compared to 2006. The decrease in net income for the year ended December 31, 2007 was due principally to the $2.2 billion loss on the sale of our asset-backed securities portfolio and an increase in our provision for loan losses of $595.1 million to $640.1 million. These losses in our institutional segment more than offset the increase in our retail segment income, which increased $94.0 million to $789.3 million for the year ended December 31, 2007 compared to 2006.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of our success in our banking, lending and balance sheet management businesses. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with the Citadel Investment and acquisitions, such as Harrisdirect and BrownCo.

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

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Year Ended December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Revenue:
Operating interest income	$3,569,711	$2,774,679	$795,032	29%
Operating interest expense	(1,960,656)	(1,374,647)	(586,009)	43%

Net operating interest income	1,609,055	1,400,032	209,023	15%
Provision for loan losses	(640,078)	(44,970)	(595,108)	1323%

Net operating interest income after provision for loan losses	968,977	1,355,062	(386,085)	(28)%

Commission	694,110	625,265	68,845	11%
Fees and service charges	258,075	238,760	19,315	8%
Principal transactions	103,229	110,235	(7,006)	(6)%
Gain (loss) on loans and securities, net	(2,450,036)	55,986	(2,506,022)	(4476)%
Other revenue	47,478	35,013	12,465	36%

Total non-interest income (expense)	(1,347,144)	1,065,259	(2,412,403)	(226)%

Total net revenue	$(378,167)	$2,420,321	$(2,798,488)	(116)%

Total net revenue declined by 116% to negative revenue of $378.2 million for the year ended December 31, 2007 compared to 2006. This decline was driven by the $2.2 billion loss on the sale of our asset-backed securities portfolio and an increase in the provision for loan losses of $595.1 million to $640.1 million for the year ended December 31, 2007 compared to 2006.

Net Operating Interest Income

Net operating interest income increased 15% to $1.6 billion for the year ended December 31, 2007 compared to 2006. Net operating interest income is earned primarily through holding credit balances, which includes margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The increase in net operating interest income was due primarily to the increase in enterprise interest-earning assets. Average loans, net as a percentage of average enterprise interest-earning assets increased 5% to 54% for the year ended December 31, 2007 compared to 2006.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield / Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$30,887,047	$1,986,034	6.43%	$22,193,663	$1,364,873	6.15%	$15,488,527	$828,717	5.35%
Margin receivables	7,278,113	519,099	7.13%	6,679,510	474,500	7.10%	2,540,174	159,442	6.28%
Mortgage-backed and related available-for-sale securities	12,425,346	650,891	5.24%	11,543,546	590,512	5.12%	9,421,988	401,782	4.26%
Available-for-sale investment securities	3,953,235	260,193	6.58%	2,886,506	183,125	6.34%	2,544,481	132,984	5.23%
Trading securities	110,829	11,507	10.38%	132,454	11,388	8.60%	268,092	12,342	4.60%
Cash and cash equivalents(2)	1,338,112	60,384	4.51%	1,226,548	54,492	4.44%	1,509,313	46,331	3.07%
Stock borrow and other	1,021,603	72,113	7.06%	713,777	47,238	6.62%	612,693	27,999	4.57%

Total enterprise interest-earning assets(3)	57,014,285	3,560,221	6.24%	45,376,004	2,726,128	6.01%	32,385,268	1,609,597	4.97%

Non-operating interest-earning assets(4)	4,484,670			4,539,599			2,858,576

Total assets	$61,498,955			$49,915,603			$35,243,844

Enterprise interest-bearing liabilities:
Retail deposits:
Sweep deposit accounts	$11,044,185	102,131	0.92%	$10,393,857	87,714	0.84%	$6,683,454	36,147	0.54%
Money market and savings accounts	10,565,100	464,084	4.39%	5,806,811	231,602	3.99%	3,604,326	89,073	2.47%
Certificates of deposit	4,509,699	224,649	4.98%	3,851,463	183,828	4.77%	2,276,709	88,733	3.90%
Checking accounts	390,077	5,689	1.46%	355,403	3,347	1.10%	387,146	2,679	0.69%
Brokered certificates of deposit	512,485	25,402	4.96%	535,835	24,726	4.61%	450,441	15,680	3.48%
Customer payables	6,548,566	87,684	1.34%	6,329,407	71,899	1.14%	3,375,608	19,034	0.56%
Repurchase agreements and other borrowings	12,261,145	643,382	5.25%	10,980,134	549,085	5.00%	10,115,764	374,337	3.70%
Federal Home Loan Bank (“FHLB”) advances	7,071,762	364,442	5.15%	3,488,184	165,545	4.75%	3,260,556	126,495	3.88%
Stock loan and other	1,298,312	39,739	3.06%	1,067,726	34,317	3.21%	464,303	7,838	1.69%

Total enterprise interest-bearing liabilities	54,201,331	1,957,202	3.61%	42,808,820	1,352,063	3.16%	30,618,307	760,016	2.48%

Non-operating interest-bearing liabilities(5)	3,161,293			3,309,798			2,194,233

Total liabilities	57,362,624			46,118,618			32,812,540
Total shareholders’ equity	4,136,331			3,796,985			2,431,304

Total enterprise interest-bearing liabilities	$61,498,955			$49,915,603			$35,243,844

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,812,954	$1,603,019	2.63%	$2,567,184	$1,374,065	2.85%	$1,766,961	$849,581	2.49%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Enterprise net interest income(6)	$1,603,019	$1,374,065	$849,581
Taxable equivalent interest adjustment	(30,867)	(19,297)	(10,523)
Customer cash held by third parties(7)	36,903	45,264	32,042

Net operating interest income	$1,609,055	$1,400,032	$871,100

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $30.9 million, $19.3 million and $10.5 million for 2007, 2006 and 2005, respectively.
(4)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net and other assets that do not generate operating interest income. Some of these assets generate corporate interest income.

(5)

Non-operating interest-bearing liabilities consist of corporate debt, accounts payable, accrued and other liabilities that do not generate operating interest expense. Some of these liabilities generate corporate interest expense.

(6)

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

(7)

Includes interest earned on average customer assets of $3.9 billion, $3.6 billion and $2.7 billion for the years ended December 31, 2007, 2006 and 2005, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $1.3 million, $303.5 million and $640.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
Enterprise net interest:
Spread	2.63%	2.85%	2.49%
Margin (net yield on interest-earning assets)	2.81%	3.03%	2.62%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities	105.19%	106.00%	105.77%
Return on average:
Total assets	(2.34)%	1.26%	1.22%
Total shareholders’ equity	(34.86)%	16.56%	17.70%
Average equity to average total assets	6.73%	7.61%	6.90%

Average enterprise interest-earning assets increased 26% to $57.0 billion for the year ended December 31, 2007 compared to the same period in 2006. Average loans, net grew 39% to $30.9 billion for the year ended December 31, 2007 compared to the same period in 2006. Average loans, net grew as a result of our focus on growing real estate loan products in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we plan to allow our interest earning assets, particularly our mortgage-backed securities and home equity loans, to pay down, resulting in an overall decline in balances of these assets.

Average enterprise interest-bearing liabilities increased 27% to $54.2 billion for the year ended December 31, 2007 compared to the same period in 2006. The increase in average enterprise interest-bearing liabilities was primarily in retail deposits. Average retail deposits increased 30% to $26.5 billion for the year ended December 31, 2007 compared to the same period in 2006. Increases in average retail deposits were driven by growth in the Complete Savings Account. We expect average retail deposits to continue to grow and replace repurchase agreements and FHLB advances as they mature.

Enterprise net interest spread decreased by 22 basis points to 2.63% for the year ended December 31, 2007 compared to the same period in 2006. This decrease was primarily the result of a challenging interest rate environment throughout the past 12 months as well as growth in our Complete Savings Account, which pays a higher interest rate than the majority of our other deposit products. We expect this decline to subside, as we focus on reducing our wholesale borrowings, which have a higher cost of borrowing when compared to deposits.

Operating interest income and operating interest expense reflect income and expense on hedges that qualify for hedge accounting under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The following table shows the income (expense) on hedges that are included in operating interest income and expense (dollars in thousands):

	Year Ended December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Operating interest income:
Operating interest income, gross	$3,556,109	$2,763,041	$793,068	29%
Hedge income	13,602	11,638	1,964	17%

Operating interest income	3,569,711	2,774,679	795,032	29%
Operating interest expense:
Operating interest expense, gross	(1,957,456)	(1,361,170)	(596,286)	44%
Hedge expense	(3,200)	(13,477)	10,277	(76)%
Operating interest expense	(1,960,656)	(1,374,647)	(586,009)	43%

Net operating interest income	$1,609,055	$1,400,032	$209,023	15%

Provision for Loan Losses

Provision for loan losses increased $595.1 million to $640.1 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio in the second half of 2007. We believe this deterioration was caused by several factors, which are described below. First, the combined impact of rising mortgage rates and home price depreciation in key markets contributed to the declining performance of our home equity loan portfolio. Second, concerns that began in the sub-prime mortgage loan market spread to the broader credit markets beginning in the second half of 2007, resulting in a significant deterioration in the overall credit markets. This deterioration led to a dramatic tightening of lending standards across the industry, and general liquidity pressure for many mortgage lenders, some of whom ultimately ceased operations as a result. The factors described above dramatically reduced the ability of borrowers to refinance their mortgage loans, specifically their home equity loans, therefore drastically increasing the risk of loss once a loan becomes delinquent. During the second half of 2007, we also observed a decline in the percentage of delinquent loans that cure prior to charge-off or foreclosure once they have become delinquent. We attribute this change in behavior to the factors described above, which have significantly limited borrowers’ alternatives to avoid defaulting on their loans. In addition, because of the decline in value of the homes collateralizing our home equity loans, our ability to recover our investment by foreclosing on the underlying properties has diminished as well.

We believe the provision for loan losses will continue at historically high levels in future periods as the crisis in the residential real estate and credit markets continues to impact the performance of our loan portfolio.

Commission

Commission revenue increased 11% to $694.1 million for the year ended December 31, 2007, compared to the same period in 2006, which was driven by an increase of $66.4 million, or 14%, in our retail commission revenue. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade. Institutional commission revenue is also impacted by negotiated rates, which differ by customer. Our institutional customers are provided with global execution and settlement services as well as worldwide access to research provided by third parties in exchange for commissions based on negotiated rates. We expect our institutional commission revenue to decline substantially in 2008 as we plan to exit a significant portion of our institutional brokerage operations.

DARTs increased 17% to 187,022 for the year ended December 31, 2007 compared to the same period in 2006. Our U.S. DART volume increased 13% for the year ended December 31, 2007 compared to the same period in 2006. Our international DARTs grew by 43% for the year ended December 31, 2007 compared to the same period in 2006, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time they will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 16% of U.S. trading volume versus 13% a year ago.

Average commission per trade decreased 3% to $11.71 for the year ended December 31, 2007 compared to the same period in 2006. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent, who generally have a lower commission per trade. Customer appreciation and win-back campaigns, particularly in the fourth quarter of 2007, also contributed to the decrease in average commission per trade.

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

Fees and service charges increased 8% to $258.1 million for the year ended December 31, 2007 compared to the same period in 2006. This increase was due to an increase in order flow payment, advisor management fees, foreign currency margin revenue, fixed income product revenue and mutual fund fees, partially offset by a decrease in account maintenance fees and mortgage servicing fees. We expect our account maintenance fee income to continue to decline over time as we have fewer customers who are subject to the fee.

Principal Transactions

Principal transactions decreased 6% to $103.2 million for the year ended December 31, 2007 compared to the same period in 2006. The decrease in principal transactions resulted from lower institutional trading volumes. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net decreased to a loss of $2.5 billion for 2007 compared to 2006, as shown in the following table (dollars in thousands):

	Year Ended December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount
Gain on sales of originated loans	$5,227	$12,018	$(6,791)
Loss on sales of loans held-for-sale, net	(9,141)	(6,775)	(2,366)

Gain (loss) on sales of loans, net	(3,914)	5,243	(9,157)
Gain (loss) on securities and other investments	(2,911)	53,216	(56,127)
Loss on asset-backed securities sale to Citadel	(2,241,031)	—	(2,241,031)
Loss on impairment	(168,739)	(1,504)	(167,235)
Loss on trading securities	(33,441)	(969)	(32,472)

Gain (loss) on securities, net	(2,446,122)	50,743	(2,496,865)

Gain (loss) on loans and securities, net	$(2,450,036)	$55,986	$(2,506,022)

The decrease in the total gain (loss) on loans and securities, net during the year ended December 31, 2007 was due primarily to the $2.2 billion loss on the sale of our asset-backed securities portfolio in the fourth quarter of 2007.

Other Revenue

Other revenue increased 36% to $47.5 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in other revenue was due to an increase in the cash surrender value of Bank-Owned Life Insurance (BOLI), an increase in fees earned in connection with distribution of shares during initial public offerings and software consulting fees from our Corporate Services business.

Expense Excluding Interest

The components of expense excluding interest and the year-over-year variances are as follows (dollars in thousands):

	Year Ended December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Compensation and benefits	$465,467	$469,202	$(3,735)	(1)%
Clearing and servicing	286,144	253,040	33,104	13%
Advertising and marketing development	149,573	119,782	29,791	25%
Communications	107,526	110,346	(2,820)	(3)%
Professional services	106,691	96,947	9,744	10%
Depreciation and amortization	85,371	73,845	11,526	16%
Occupancy and equipment	93,189	85,568	7,621	9%
Amortization of other intangibles	40,472	46,220	(5,748)	(12)%
Impairment of goodwill	101,208	—	101,208	*
Facility restructuring and other exit activities	33,226	28,537	4,689	16%
Other	207,569	136,042	71,527	53%

Total expense excluding interest	$1,676,436	$1,419,529	$256,907	18%

*	Percentage not meaningful.

Expense excluding interest increased 18% to $1.7 billion for the year ended December 31, 2007 compared to 2006. The increase in expense excluding interest was driven primarily by increases in clearing and servicing, advertising and marketing development, impairment of goodwill and other expense.

Compensation and Benefits

Compensation and benefits decreased 1% to $465.5 million for the year ended December 31, 2007 compared to the same period in 2006. The slight decrease resulted primarily from lower incentive based compensation in the current year.

Clearing and Servicing

Clearing and servicing expense increased 13% to $286.1 million for the year ended December 31, 2007 compared to the same period in 2006. This increase is due primarily to higher loan balances during the period, which resulted in higher servicing costs, and increased trading activity, which resulted in higher clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 25% to $149.6 million for the year ended December 31, 2007 compared to the same period in 2006. This planned increase is a result of expanded efforts to promote our products and services to retail investors.

Impairment of Goodwill

Impairment of goodwill was $101.2 million for the year ended December 31, 2007. This impairment represents the entire amount of goodwill associated with our balance sheet management business, which had a significant decline in fair value during the fourth quarter of 2007.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense was $33.2 million for the year ended December 31, 2007. The majority of this expense was incurred during the fourth quarter of 2007 and was driven primarily by the shut down of the international portion of our institutional brokerage business.

Other

Other expense increased 53% to $207.6 million for the year ended December 31, 2007 compared to the same period in 2006. The increase for the year ended December 31, 2007 is due primarily to higher expense for certain legal and regulatory matters and higher FDIC premiums.

Other Income (Expense)

Other income (expense) increased to an expense of $123.1 million for 2007 compared to an expense of $72.0 million for 2006, as shown in the following table (dollars in thousands):

	Year Ended December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Other income (expense):
Corporate interest income	$5,755	$8,433	$(2,678)	(32)%
Corporate interest expense	(172,482)	(152,496)	(19,986)	13%
Gain on sales of investments, net	35,980	70,796	(34,816)	(49)%
Loss on early extinguishment of debt	(19)	(1,179)	1,160	(98)%
Equity in income of investments and venture funds	7,665	2,451	5,214	213%

Total other income (expense)	$(123,101)	$(71,995)	$(51,106)	71%

Total other income (expense) for the year ended December 31, 2007 primarily consisted of corporate interest expense resulting from the senior notes and mandatory convertible notes issued by the Company. We expect corporate interest expense to increase significantly in 2008 in connection with the $1.8 billion of 12  1/2% springing lien notes issued to Citadel. During 2007, we sold our investments in E*TRADE Australia and E*TRADE Korea, which resulted in $37.0 million in gain on sales of investments, net. During 2006, we sold shares of our investments in SBI and International Securities Exchange Holdings, Inc. (“ISE”) resulting in gains of $71.7 million.

Income Tax Expense (Benefit)

The income tax benefit from continuing operations was $736.0 million for the year ended December 31, 2007 compared to an income tax expense of $302.0 million for the same period in 2006. Our effective tax rate for 2007 was (33.8)% compared to 32.5% for 2006. For additional information, see Note 17—Income Taxes to the consolidated financial statements.

The Company expects the 2008 effective tax rate to increase compared to the tax rates for 2006 and 2007. The two principal reasons for the increased effective tax rate in 2008 are the non-deductibility of a portion of the interest expense on the 12  1/2% springing lien notes as well as a reduction in the amount of tax-exempt interest earned on state and local fixed income securities. Specifically, we expect the 2008 effective tax rate to be based on a pro-forma effective tax rate of approximately 37-38% plus an additional fixed amount of income tax expense of between $15 and $20 million.

2006 Compared to 2005

Net income from continuing operations increased 40% to $626.8 million for the year ended December 31, 2006 compared to 2005. We experienced strong growth in customer cash and deposits as well as in DARTs. We also experienced growth in customer margin balances. In addition, we were able to achieve this growth while increasing our operating margin to 41% in 2006 from 38% when compared to prior year.

Revenue

Net Operating Interest Income After Provision for Loan Losses

Net operating interest income after provision for loan losses increased 66% to $1.4 billion for 2006 compared to 2005. The increase in net operating interest income was due primarily to growth in enterprise interest-earning assets coupled with an increase in enterprise net interest spread. The growth in enterprise interest-earning assets was driven by increases in both loans, net and margin receivables. The increase in enterprise net interest spread was driven by changes in our mix of lending and funding sources. Average loans, net and margin receivables as a percentage of average enterprise interest-earning assets increased 8% to 64% for 2006 compared to 2005. Average retail deposits and customer payables as a percentage of average enterprise interest-bearing liabilities increased 9% to 62% 2006 compared to 2005.

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

DARTs increased 63% to 159,348 for 2006 compared to 2005. Our U.S. DART volume increased 65% from 2005, driven by both our acquisitions of BrownCo and Harrisdirect as well as organic customer growth and engagement. Our international DARTs grew by 53% compared to 2005, driven entirely by organic growth. In addition, option-related DARTs further increased as a percentage of total U.S. DARTs and represented 13% of trading volume versus 10% in 2005.

Average commission per trade decreased 13% to $12.05 for 2006 compared to 2005. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during 2006 compared to 2005 which resulted in a heavier weighting of Active Traders, who generally have a lower commission per trade.

Fees and Service Charges

Fees and service charges increased 22% to $238.8 million for 2006 compared to the 2005. The increase in service charges and fees for 2006 was due primarily to an increase in the advisory service fee income and higher payment for order flow from improved option and equity trading volumes. This increase was offset by a decrease in account maintenance fees as our retail customers became more engaged and a greater number of customers exceeded the minimum activity levels required to avoid account maintenance fees.

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

Gain on Loans and Securities, Net

Gain on loans and securities, net decreased 43% to $56.0 million for 2006 compared to 2005. The decline in the total gain on loans and securities, net during 2006 was due primarily to our lower sales of mortgage and consumer loans compared to 2005. We retained a greater number of originated mortgage loans on the balance sheet in an effort to retain the customer relationship and drive growth in net operating interest income. The decline in gain on sales of consumer loans was also due in part to the sale of our consumer finance business in 2005. The increase in gain on sales of securities, net resulted from higher security sales volumes in 2006 compared to 2005.

Other Revenue

Other revenue increased 5% to $35.0 million for 2006 compared to 2005, due primarily to an increase in our software consulting fees from our Corporate Services business.

Expense Excluding Interest

Expense excluding interest increased 35% to $1.4 billion for 2006 compared to 2005. The increase in expense excluding interest was driven primarily by an increase in the number of employees in our service organization, higher trading volumes and loan balances, facility restructuring activities and an increase in fraud related losses.

Compensation and Benefits

Compensation and benefits increased 23% to $469.2 million for 2006 compared to 2005. This increase resulted primarily from a higher number of employees in our service organization, a full year of expensing stock option expense(1) and increased variable and incentive compensation expense. These increases in compensation are in line with the growth and performance of our business and our focus on enhancing customer service with additional representatives.

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

Other Income (Expense)

Other income (expense) decreased to an expense of $72.0 million for 2006 compared to income of $26.3 million for 2005. Other expense for 2006 primarily consisted of corporate interest expense resulting from the funding of the Harrisdirect and BrownCo acquisitions beginning in late 2005. Offsetting corporate interest expense was $70.8 million in gain on sales and impairment of investments. During 2006, we sold shares of our investments in SBI and International Securities Exchange Holdings, Inc. (“ISE”) resulting in gains of $71.7 million.

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

SEGMENT RESULTS REVIEW

Retail

The following table summarizes retail financial and key metrics for the periods ended December 31, 2007, 2006 and 2005 (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2007 vs. 2006
	2007	2006	2005	Amount	%
Retail segment income:
Net operating interest income	$986,657	$883,563	$445,124	$103,094	12%
Commission	546,228	479,876	339,654	66,352	14%
Fees and service charges	240,881	215,640	176,809	25,241	12%
Gain on loans and securities, net	10,609	36,698	63,705	(26,089)	(71)%
Other revenue	40,725	38,348	52,129	2,377	6%

Net segment revenue	1,825,100	1,654,125	1,077,421	170,975	10%
Total segment expense	1,035,840	958,882	618,664	76,958	8%

Total retail segment income	$789,260	$695,243	$458,757	$94,017	14%

Key Metrics:
Retail client assets (dollars in billions)(1)	$190.0	$194.9	$177.9	$(4.9)	(3)%
Customer cash and deposits (dollars in billions)(1)	$33.6	$33.6	$28.2	$—	0%
U.S. DARTs	156,006	137,715	83,604	18,291	13%
International DARTs	31,016	21,633	14,136	9,383	43%

DARTs	187,022	159,348	97,740	27,674	17%
Average commission per trade	$11.71	$12.05	$13.82	$(0.34)	(3)%
Average margin debt (dollars in billions)	$7.4	$6.8	$2.8	$0.6	9%

(1)

Total customer cash and deposits, as well as total retail client assets, have been re-presented to account for a methodology change in the metric to settlement date from trade date reporting as of December 31, 2005, which reduced both metrics by $0.6 billion. This is not a methodology change in accounting policy and does not impact the reporting of these line items on our balance sheet.

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

2007 Compared to 2006

For the first three quarters of 2007, our retail segment performed extremely well. The core drivers of the business, including net new accounts, customer cash and deposits, DARTs, and retail client assets, were all on pace to end the year at record levels. However, we experienced a disruption in our customer base in the fourth quarter of 2007 which caused a decline in these core drivers. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we continue to anticipate credit related losses, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized, and will return to growth in 2008.

Retail segment income increased 14% to $789.3 million for the year ended December 31, 2007 compared to the same period in 2006. This was due primarily to the growth in commission revenue and net operating interest income, slightly offset by a decrease in gains on loans and securities, net.

Retail net operating interest income increased 12% to $986.7 million for the year ended December 31, 2007 compared to the same period in 2006. This increase was driven by customer cash and deposits, which generally translate into a lower cost of funds. The growth in customer cash and deposits during the first three quarters of 2007 was largely offset by the decline in customer cash during the fourth quarter of 2007.

Retail commission revenue increased 14% to $546.2 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in commission revenue was primarily the result of increased trading volumes in the overall domestic equity market and in our international commissions where DARTs increased 43% from 21,633 to 31,016 for the year ended December 31, 2007 compared to the same period in 2006. Retail commission revenue represented 79% and 77% of total commission revenue for the years ended December 31, 2007 and 2006, respectively.

Retail segment expense increased 8% to $1.0 billion for the year ended December 31, 2007 compared to the same period in 2006. This slight increase related to our targeted growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of December 31, 2007, we had approximately 3.6 million active trading and investing accounts and 1.1 million active deposit and lending accounts. For the years ended December 31, 2007 and 2006, our retail trading and investing products contributed 70% for both years, and our deposit products contributed 24% and 22%, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the years ended December 31, 2007 and 2006.

2006 Compared to 2005

Our geographically dispersed retail accounts grew 3% from 2005 to 2006. As of December 31, 2006, we had approximately 3.6 million active trading and investing accounts and 0.8 million active lending and deposit accounts. For the years ended December 31, 2006 and 2005, our retail trading and investing products contributed 70% and 66%, respectively, and our deposit products contributed 22% and 19%, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the years ended December 31, 2006 and 2005.

The increase in retail segment income during the year ended December 31, 2006 compared to 2005 was due to an increase in net operating interest income and commission revenue, offset by lower gain on sales of loans and securities, net. Retail net operating interest income after provision for loan losses increased 98% to $883.6 million for the year ended December 31, 2006 compared to 2005. Average margin receivables increased 143% to $6.8 billion for 2006 compared to 2005. Higher margin balances generally translate into a higher interest rate earned on interest-earning assets. Customer cash and deposits increased 19% at December 31, 2006 compared to December 31, 2005. Higher customer cash and deposit balances generally translate into a lower cost of funds as deposits increased in comparison to other borrowings. Net operating interest income growth included the impact of the Harrisdirect and BrownCo acquisitions which occurred in the fourth quarter of 2005.

Retail commission revenue increased $140.2 million for 2006 compared to 2005 due to higher volumes (DARTs), offset by lower average commission per trade. The increase in DART volumes was the result of the Harrisdirect and BrownCo acquisitions as well as strong organic growth in domestic equity, international equity and option trades. Offsetting these increases were lower gains on loans and securities, net of $36.7 million for 2006.

Retail segment expense increased $340.2 million for 2006 compared to 2005. The increase for 2006 was related primarily to the $29.6 million restructuring charge, an increase in the compensation expense due to an increased number of employees in our service organization and increased fraud-related losses.

Institutional

The following table summarizes institutional financial and key metrics for the periods ended December 31, 2007, 2006 and 2005 (dollars in thousands, except for key metrics):

	Year Ended December 31,			Variance
				2007 vs. 2006
	2007	2006	2005	Amount	%
Institutional segment income (loss):
Net operating interest income	$622,398	$516,469	$426,138	$105,929	21%
Provision for loan losses	(640,078)	(44,970)	(54,016)	(595,108)	1323%

Net operating interest income (expense) after provision for loan losses	(17,680)	471,499	372,122	(489,179)	(104)%
Commission	147,882	145,389	119,180	2,493	2%
Fees and service charges	26,928	30,646	26,562	(3,718)	(12)%
Principal transactions	103,229	110,235	99,175	(7,006)	(6)%
Gain (loss) on loans and securities, net	(2,460,645)	19,288	35,153	(2,479,933)	*
Other revenue	7,287	392	3,033	6,895	1759%

Net segment revenue	(2,175,319)	777,449	655,225	(2,952,768)	*
Total segment expense	650,864	471,900	464,190	178,964	38%

Total institutional segment income (loss)	$(2,843,863)	$305,549	$191,035	$(3,149,412)	*

Key Metrics:
Nonperforming receivable loans as a percentage of gross loans receivable	1.37%	0.28%	0.17%	—	1.09%
Average revenue capture per 1,000 equity shares	$0.494	$0.373	$0.458	$0.121	32%

*	Percentage not meaningful

Our institutional segment generates revenue from balance sheet management activities, market-making and global execution and settlement services. Balance sheet management activities include purchasing loan receivables from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income. Retail trading order flow is leveraged by the institutional segment to generate additional revenue for the Company.

2007 Compared to 2006

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our institutional segment incurred a loss of $2.8 billion for the year ended December 31, 2007. The loss was driven primarily by losses in our asset-backed securities portfolio of approximately $2.5 billion as well as provision for loan losses for our loan portfolio of $640.1 million for the year ended December 31, 2007. Following the Citadel transaction, we no longer have exposure to asset-backed securities; as such, we do not anticipate losses of this level to occur in future periods. However, we do continue to have exposure to mortgage loans and therefore expect the provision for loan losses to continue at historically high levels.

Net operating interest income increased 21% to $622.4 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in net operating interest income was due primarily to the increase in average interest earning assets of 26% to $57.0 as of December 31, 2007.

Net operating interest income after provision for loan losses decreased 104% to a loss of $17.7 million for the year ended December 31, 2007 compared to the same period in 2006. This decrease was due to the increase in the provision for loan losses which increased $595.1 million to $640.1 million for the year ended December 31, 2007 compared to the same period in 2006. This increase was largely due to the deterioration in the performance of our home equity loan portfolio.

Institutional commission revenue increased 2% to $147.9 million for the year ended December 31, 2007 compared to the same period in 2006. The increase was due to higher trading volumes as a result of volatility in global equity markets. Institutional commission revenue represented 21% and 23% of total commission revenue for year ended December 31, 2007 and 2006, respectively. We expect our institutional commission revenue, which is primarily earned through trade execution services, to decline significantly in future periods as we plan to discontinue providing institutional brokerage services.

Fees and service charges revenue decreased 12% to $26.9 million for the year ended December 31, 2007 compared to the same period in 2006. The decrease for the year ended December 31, 2007 is related to a $4.5 million decline in service fee income as a result of lower rates and lower home equity, credit card and CDO management fees.

Gain (loss) on loans and securities, net decreased to a loss of $2.5 billion for the year ended December 31, 2007. This decline was due primarily to the $2.2 billion loss on the sale of our asset-backed securities portfolio in the fourth quarter of 2007.

Total institutional segment expense increased 38% to $650.9 million for the year ended December 31, 2007 compared to the same period in 2006 and was due primarily to the impairment of goodwill associated with our balance sheet management business. The increase was also driven by the expenses associated with certain legal and regulatory matters.

2006 Compared to 2005

Institutional segment income increased 60% to $305.5 million for 2006 compared to 2005. The increase was driven primarily by the growth in net operating interest income after provision for loan losses and commission revenue.

Net operating interest income after provision for loan losses increased 27% to $471.5 million for 2006 compared to 2005. This increase was primarily a result of growth in interest-earning assets, which were funded primarily by retail customer cash and deposit balances.

Institutional commissions increased 22% to $145.4 million for 2006 compared to 2005. This increase was due to a more favorable trading environment and the continued leveraging of our integrated institutional model with higher retail order flow.

The increase in net operating interest income after provision for loan losses and commission revenue was offset by a planned decrease in gain on loans and securities, net of approximately $15.9 million for 2006 compared to 2005. During 2006, we determined that we would not sell securities at similar levels as 2005 because we were focused on growing our balance sheet.

Total institutional segment expense increased 2% to $471.9 million for 2006 compared to 2005 and was predominantly volume-related. Compensation and benefits expense increased due to increases in variable- and performance-based compensation and expensing of stock options. Clearing and servicing expense increased due to increased overall trading volumes and the increase in our loan portfolio.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Assets:
Cash and equivalents(1)	$2,113,075	$1,493,856	$619,219	41%
Trading securities	130,018	178,600	(48,582)	(27)%
Available-for-sale mortgage-backed and investment securities	11,255,048	13,677,771	(2,422,723)	(18)%
Loans held-for-sale	100,539	283,496	(182,957)	(65)%
Margin receivables	7,179,175	6,828,448	350,727	5%
Loans receivable, net	30,038,843	26,372,697	3,666,146	14%
Investment in FHLB stock	338,585	244,212	94,373	39%
Other assets(2)	5,690,654	4,660,223	1,030,431	22%

Total assets	$56,845,937	$53,739,303	$3,106,634	6%

Liabilities and shareholders’ equity:
Deposits	$25,884,755	$24,071,012	$1,813,743	8%
Wholesale borrowings(3)	16,379,197	15,116,384	1,262,813	8%
Customer payables	5,514,675	6,182,672	(667,997)	(11)%
Corporate debt	3,022,698	1,842,169	1,180,529	64%
Accounts payable, accrued and other liabilities	3,215,547	2,330,696	884,851	38%

Total liabilities	54,016,872	49,542,933	4,473,939	9%
Shareholders’ equity	2,829,065	4,196,370	(1,367,305)	(33)%

Total liabilities and shareholders’ equity	$56,845,937	$53,739,303	$3,106,634	6%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under Federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

During the first quarter of 2007, we re-presented our balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively. During the fourth quarter of 2007, we re-presented our balance sheet to report “Investment in FHLB stock” directly on the face of the balance sheet. This item was previously reported in the “Available-for-sale mortgage-backed and investment securities” line item.

The increase in total assets was attributable primarily to an increase of $3.7 billion in loans receivable, net. The increase in loans receivable, net was due principally to growth in our one- to four-family real estate loan portfolio during the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we plan to allow our interest earning assets, particularly our mortgage-backed securities and home equity loans, to pay down, resulting in an overall decline in balance. During this period, we plan to increase our excess regulatory capital levels at E*TRADE Bank as we focus on mitigating the credit risk inherent in our home equity loan portfolio.

The increase in total liabilities primarily was attributable to the increase in deposits, wholesale borrowings and corporate debt. The $1.8 billion increase in deposits was due primarily to the significant growth in money market and savings accounts during the first three quarters of 2007, which was largely offset by the decline in deposits during the fourth quarter. The increase in wholesale borrowings contributed to the growth of the loans receivable, net during the first and second quarters of 2007. The $1.2 billion increase in corporate debt is due to the $1.8 billion of 12  1 /2% springing lien notes issued to Citadel in the fourth quarter of 2007.

Loans Receivable, Net

Loans receivable, net are summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
One- to four-family	$15,506,529	$10,870,214	$4,636,315	43%
Home equity	11,901,324	11,809,008	92,316	1%
Consumer and other loans:
Recreational vehicle	1,910,454	2,292,356	(381,902)	(17)%
Marine	526,580	651,764	(125,184)	(19)%
Commercial	272,156	219,008	53,148	24%
Credit card	90,764	128,583	(37,819)	(29)%
Other	23,334	81,239	(57,905)	(71)%
Unamortized premiums, net	315,866	388,153	(72,287)	(19)%
Allowance for loan losses	(508,164)	(67,628)	(440,536)	651%

Total loans receivable, net	$30,038,843	$26,372,697	$3,666,146	14%

Loans receivable, net increased 14% to $30.0 billion at December 31, 2007 from $26.4 billion at December 31, 2006. This increase was primarily due to growth in one- to four-family loans during the first and second quarters. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. Therefore, we do not expect to grow our loan portfolio for the foreseeable future. In addition, we intend to allow our home equity and consumer loan portfolios to decline over time.

As a general matter, we do not originate or purchase sub-prime(1) loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably end up acquiring a de minimis amount of these loans. As of December 31, 2007, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio.

During the first quarter of 2007, we entered into a credit default swap (“CDS”) on $4.0 billion of our first-lien residential real estate loan portfolio through a synthetic securitization structure. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS we entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party.

(1)	Defined as borrowers with FICO scores less than 620 at time of origination.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$9,330,129	$9,109,307	$220,822	2%
Collateralized mortgage obligations and other	1,123,255	1,108,385	14,870	1%

Total mortgage-backed securities	10,453,384	10,217,692	235,692	2%

Investment securities:
Asset-backed securities	—	2,161,728	(2,161,728)	(100)%
Municipal bonds	314,348	632,747	(318,399)	(50)%
Publicly traded equity securities:
Preferred stock	371,404	458,674	(87,270)	(19)%
Corporate investments	1,271	24,139	(22,868)	(95)%
Other	114,641	182,791	(68,150)	(37)%

Total investment securities	801,664	3,460,079	(2,658,415)	(77)%

Total available-for-sale securities	$11,255,048	$13,677,771	$(2,422,723)	(18)%

Available-for-sale securities represented 20% and 25% of total assets at December 31, 2007 and 2006, respectively. Available-for-sale securities decreased 18% to $11.3 billion at December 31, 2007 compared to December 31, 2006, due primarily to the sale of our asset-backed securities portfolio in the fourth quarter of 2007. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated and the majority of the asset-backed securities portfolio consisted of “AA” or higher rated securities. In the future, we plan to allow our mortgage-backed securities portfolio to pay down, resulting in an overall decline in the available-for-sale securities balance.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $7.3 billion and $7.0 billion at December 31, 2007 and 2006, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Margin receivables	$7,179,175	$6,828,448	$350,727	5%
Margin held by third parties and other	81,669	174,652	(92,983)	(53)%

Margin debt	$7,260,844	$7,003,100	$257,744	4%

Deposits

Deposits are summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Sweep deposit accounts	$10,112,123	$10,837,124	$(725,001)	(7)%
Money market and savings accounts	10,028,115	7,634,241	2,393,874	31%
Certificates of deposit(1)	4,156,674	4,737,253	(580,579)	(12)%
Brokered certificates of deposit(2)	1,092,225	483,777	608,448	126%
Checking accounts	495,618	378,617	117,001	31%

Total deposits	$25,884,755	$24,071,012	$1,813,743	8%

(1)	Includes retail brokered certificates of deposit.
(2)	Includes institutional brokered certificates of deposit.

Deposits represented 48% and 49% of total liabilities at December 31, 2007 and 2006, respectively. Deposits increased $1.8 billion to $25.9 billion at December 31, 2007 compared to December 31, 2006, driven by a $2.4 billion increase in money market and savings accounts. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

During the first three quarters of 2007, the deposits balance increased $5.1 billion, primarily the result of the growth in our Complete Savings Account. This product created measurable growth in cash from new and existing customers; however, during the fourth quarter of 2007, we experienced a disruption in our customer base and the customer deposit balances began to decline. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we continue to anticipate credit related losses, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized, and will return to growth in 2008.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.6 billion for the year ended December 31, 2007. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Deposits	$25,884,755	$24,071,012	$1,813,743	8%
Less: brokered certificates of deposit	(1,092,225)	(483,777)	(608,448)	126%

Deposits excluding brokered certificates of deposit	24,792,530	23,587,235	1,205,295	5%
Customer payables	5,514,675	6,182,672	(667,997)	(11)%
Customer cash balances held by third parties and other	3,286,212	3,819,860	(533,648)	(14)%

Total customer cash and deposits	$33,593,417	$33,589,767	$3,650	0%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Securities sold under agreements to repurchase	$8,932,693	$9,792,422	$(859,729)	(9)%

FHLB advances	$6,967,406	$4,865,466	$2,101,940	43%
Subordinated debentures	435,830	385,502	50,328	13%
Other	43,268	72,994	(29,726)	(41)%

Total other borrowings	$7,446,504	$5,323,962	$2,122,542	40%

Total wholesale borrowings	$16,379,197	$15,116,384	$1,262,813	8%

Wholesale borrowings represented 30% and 31% of total liabilities at December 31, 2007 and 2006, respectively. The increase in other borrowings of $2.1 billion during the year ended December 31, 2007 was due primarily to an increase in FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. During the first and second quarters of 2007, the Bank used these wholesale sources along with deposit growth to fund the increase in loans receivable. We expect total other borrowings to decline in future periods as we focus on replacing this funding with growth in retail deposits.

Corporate Debt

Corporate debt is summarized as follows (dollars in thousands):

	December 31,		Variance
			2007 vs. 2006
	2007	2006	Amount	%
Senior notes	$1,272,742	$1,401,592	$(128,850)	(9)%
Springing lien notes	1,304,391	—	1,304,391	*
Mandatory convertible notes	445,565	440,577	4,988	1%

Total corporate debt	$3,022,698	$1,842,169	$1,180,529	64%

*	Percentage not meaningful.

Corporate debt increased to $3.0 billion at December 31, 2007 compared to $1.8 billion at December 31, 2006. The increase is related to the $1.8 billion of 12  1/2% springing lien notes issued to Citadel at a discount of $481.6 million in the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity through the business cycle and during periods of financial distress. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. Deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during this time validates the effectiveness of the liquidity policies and contingency plans.

Capital is generated primarily through our business operations and our capital market activities. During the second half of 2007, our institutional segment incurred a significant amount of losses as a result of its exposure to the crisis in the residential real estate and credit markets. Consequently, this segment required a significant capital infusion during the fourth quarter. The Company raised $2.5 billion in cash from the Citadel Investment, the majority of which was used to provide capital to the intuitional segment. While this segment continues to have exposure to the crisis in the residential real estate and credit markets, we believe that the proceeds from the Citadel Investment as well as capital generated in our retail segment will be sufficient to meet our capital needs for at least the next twelve months.

Changes in Cash and Equivalents

In 2007, the consolidated cash and equivalents balance increased to $1.8 billion for the period ended December 31, 2007. Cash and equivalents at E*TRADE Financial Corporation, on a standalone holding company basis, increased $112.1 million to $251.7 million due primarily to an increase in cash provided by operating activities of $448.8 million and by financing activities of $1.4 billion offset by a decrease in net cash used in investing activities of $1.8 billion. Additionally, Converging Arrows, Inc. (“Converging Arrows”), a subsidiary of the parent company, had $60.1 million of cash and investment securities available as a source of liquidity for the parent company.

Corporate Debt

Our current senior debt ratings are Ba3 by Moody’s Investor Service, B (watch neg) by Standard & Poor’s and BB by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba2 by Moody’s Investor Service, BB- (watch neg) by Standard & Poor’s and BB (high) by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, is limited by regulatory requirements. At December 31, 2007, Converging Arrows had $60.1 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

E*TRADE Bank is prohibited by regulations from lending to the parent company. At December 31, 2007, E*TRADE Bank had approximately $435.1 million of capital above the “well capitalized” level. In the current credit environment, we plan to increase the excess capital at E*TRADE Bank in order to increase our ability to absorb credit losses while still maintaining “well capitalized” status. Therefore, we do not expect to dividend this excess capital to the parent during the foreseeable future. E*TRADE Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at December 31, 2007 and 2006. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At December 31, 2007 and 2006, all of our significant brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $730.8 million at December 31, 2007, of which $509.6 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Off-Balance Sheet Arrangements

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

Other Sources of Liquidity

In addition to the liquidity available from subsidiaries, the parent company held $251.7 million in cash available as a resource. We also maintain $451.0 million in uncommitted financing to meet margin lending needs. There were no outstanding balances, and the full $451.0 million was available at both December 31, 2007 and 2006.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. At December 31, 2007, the Bank had approximately $10.5 billion in additional borrowing capacity with the FHLB.

We have the option to make the interest payments of approximately $605 million on our springing lien notes in the form of either cash or additional springing lien notes through May 2010.

Contractual Obligations and Commitments

The following summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in thousands):

	Payments Due by Period				Total
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Certificates of deposit(1)(2)	$4,159,985	$550,119	$222,867	$600,733	$5,533,704
Securities sold under agreements to repurchase(2)	7,528,168	332,424	186,862	1,330,275	9,377,729
Other borrowings(2)(3)	3,963,569	1,723,004	587,357	2,913,664	9,187,594
Corporate debt(4)	344,434	688,867	1,086,711	4,340,819	6,460,831
Operating lease payments(5)	38,767	70,248	46,103	67,686	222,804
Purchase Obligations(6)	72,125	19,687	2,913	—	94,725
FIN 48 liabilities	31,873	3,815	16,516	31,242	83,446

Total contractual obligations	$16,138,921	$3,388,164	$2,149,329	$9,284,419	$30,960,833

(1)	Does not include sweep deposit accounts, money market and savings accounts or checking accounts as there are no maturities and /or scheduled contractual payments.
(2)

Includes annual interest based on the contractual features of each transaction, using market rates at December 31, 2007. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(3)	For mandatorily redeemable preferred securities included in other borrowings, does not assume early redemption under current conversion provisions.
(4)	Includes annual interest payments; does not assume early redemption under current conversion and call provisions. See Note 15— Corporate Debt for further details.
(5)	Includes facilities restructuring leases and excludes estimated future sublease income.
(6)

Includes purchase obligations for goods and services covered by non-cancelable contracts and contracts including cancellation fees. Excluded from the table are purchase obligations expected to be settled in cash within one year of the end of the reporting period.

As of December 31, 2007, the Company had $6.3 billion of unused lines of credit available to customers under home equity lines of credit and $0.5 billion of unused credit card and commercial lines. As of December 31, 2007, outstanding commitments to originate and sell loans totaled $0.4 billion and $0.1 billion, respectively, while the Company had no commitments to purchase loans. The Company had a commitment to purchase and sell securities of $0.5 billion and $2.0 billion, respectively. The Company also had equity funding commitments of $25.6 million as of December 31, 2007, based on investment plans of venture capital funds, low income housing tax credit partnerships and joint ventures. Additional information related to commitments and contingent liabilities is detailed in Note 23—Commitments, Contingencies and Other Regulatory Matters.

Other Liquidity Matters

We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds in order to support regulatory capital needs at our Bank, reduce holding company debt, support more rapid expansion, develop new or enhanced products and services, respond to competitive pressures, acquire businesses or technologies or take advantage of unanticipated opportunities.

RISK MANAGEMENT

As a financial services company, we are exposed to risks in every component of our business. The identification and management of existing and potential risks are the keys to effective risk management. Our risk management framework, principles and practices support decision-making, improve the success rate for new initiatives and strengthen the organization. Our goal is to balance risks and rewards through effective risk management. Risks cannot be completely eliminated; however, we do believe risks can be identified and managed within the Company’s risk tolerance.

We manage risk through a governance structure involving the various boards, senior management and several risk committees. We use management level risk committees to help ensure that business decisions are executed within our desired risk profile.

The Corporate Risk Committee, consisting of senior management executives, monitors the risk process and significant risks throughout the Company. In addition to this committee, various enterprise risk committees and departments throughout the Company aid in the identification and management of risks. These departments include internal audit, compliance, finance, legal, treasury, credit and enterprise risk management.

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

Credit risk is monitored by our Credit Risk Committee. The Credit Risk Committee’s duties include monitoring asset quality trends, evaluating market conditions including those in residential real estate markets, determining the adequacy of our allowance for loan losses, establishing underwriting standards, approving large credit exposures, approving large portfolio purchases and delegating credit approval authority. The Credit Risk Committee uses detailed tracking and analysis to measure credit performance and reviews and modifies credit policies as appropriate.

Conditions in the residential real estate and credit markets deteriorated sharply during 2007, particularly in the second half of 2007. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Underwriting Standards—Originated Loans

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

We price our loans based on the competitive environment as well as the risk elements inherent in the loan. We evaluate criteria such as, but not limited to: borrower credit score, loan-to-value ratio (“LTV”), documentation type, occupancy type and other risk elements. In the second half of 2007, we adjusted our loan origination practices and pricing to significantly curtail originations of higher risk loans, particularly home equity loans with FICO scores below 660 or a CLTV greater than 89%. In addition, during the second half of 2007, we exited our wholesale mortgage origination channel and no longer originate loans through brokers.

Our underwriting guidelines were established with a focus on both the credit quality of the borrower as well as the adequacy of the collateral securing the loan. We have designed our underwriting guidelines so that our one- to four-family loans are salable in the secondary market. These guidelines include limitations on loan amount, loan-to-value ratio, debt-to-income ratio, documentation type and occupancy type. We also require borrowers to obtain mortgage insurance on higher loan-to-value first lien mortgage loans.

The table below summarizes the underwriting guidelines for the major originated loan types that we offered as of December 31, 2007(1). However, one- to four-family loans originated and held on our balance sheet, rather than sold to third party investors, are typically held to more stringent underwriting criteria. In the fourth quarter of 2007, we retained approximately 10% of the total one- to four-family retail loans originated. All of our home equity loans originations were retained in 2007 and 2006.

	First Lien — Full Documentation		First Lien — Stated Income/Verified Asset		Home Equity
Underwriting Requirement	Conforming(2)	Non-conforming(3)	Conforming(2)	Non-conforming(3)
Minimum Credit Score	620	620	680	680	660
Maximum Debt-to-Income	50%	40%	50%	50%	50%
Maximum CLTV	95%	95%	95%	80%	89%
No Bankruptcy/Foreclosures	4+ Years	4+ Years	4+ Years	5+ Years	5+ Years
(1)

The majority of loans are originated within the guidelines listed above; however, loans can be originated outside these guidelines if originated for sale under specific investor requirements or if there are compensating factors that improve the overall credit quality of the loan.

(2)	Conforming loans conform to the standards set forth by Fannie Mae and Freddie Mac. The single family conforming loans limit was $417,000 for the year ended December 31, 2007.
(3)	Non-conforming loans (or jumbo loans) have a loan amount greater than the standard set by Fannie Mae and Freddie Mac.

Underwriting decisions are made based on the overall credit characteristics of the loan, and are not automatically approved if the loan meets the individual criteria. Therefore, the average credit characteristics of the loans we originate are stronger than the minimum criteria summarized in the table above. For example, in the fourth quarter of 2007, the average retail loan originated had a FICO of 750 and an average CLTV of 69%.

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

Underwriting Standards—Purchased Loans

Our underwriting policies for purchased loans focus primarily on ensuring (i) adherence to the underwriting policies of the originator of the loan and (ii) that the loans meet certain minimum credit criteria.

In order to confirm adherence to the underwriting policies of the originator, we obtain a copy of the underwriting guidelines used to originate the loans prior to purchase. We perform an analysis on a sample of the loans to ensure compliance with these guidelines, with a focus on: appraisal methodology and type; equity methodology and calculation; debt-to-income methodology and calculation; credit characteristics, including documentation type and credit score; employment and income requirements; and the exception policy of the originator. To the extent loans do not adhere to the underwriting policies of the originator, they are excluded from the purchase.

When purchasing a portfolio of loans, primarily in the first half of 2007, our strategy was to attempt to exclude loans that we believe have a higher risk of credit loss. We review a detailed listing of the credit characteristics of the portfolio prior to purchase and attempt to identify higher risk loans. Our review criteria are not static and vary by purchase, but typically focus on excluding loans in the following categories: FICO scores below 640; combined loan-to-value ratios above 100%; debt-to-income ratios above 50%; and investor property loans. Even though our strategy focuses on excluding loans with a lower credit quality, we invariably end up purchasing an insignificant amount of loans that do not meet the credit criteria. This typically occurs in a portfolio purchase where the seller of the loans requires the purchaser of the loans to buy all loans in the pool.

In the second half of 2007, we altered our business strategy and halted the focus on growing the balance sheet. As a result, we do not anticipate purchasing a significant amount of loans in future periods. However, we have significantly tightened our underwriting policies for any future loan purchases that do occur. These criteria focus on limiting the acquisition of loans with a high risk of credit loss and require the exclusion of loans with the following attributes: second lien; home equity line of credit; combined loan-to-value ratio above 80%; FICO score below 700 at time of origination; and documentation type is not full documentation.

Loan Portfolio

We track and review many factors to predict and monitor credit risk in our loan portfolios, which are primarily made up of loans secured by residential real estate. These factors include, but are not limited to: borrowers’ debt-to income ratio when loans are made, borrowers’ credit scores when loans are made, loan-to-value ratios, housing prices, documentation type, occupancy type, and loan type. In economic conditions in which housing prices generally appreciate, we believe that loan type, loan-to-value ratios and credit scores are the key factors in determining future loan performance. In a deteriorating housing market with declining home prices and less credit available for refinance, we believe the loan-to-value ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we do not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably end up acquiring a de minimis amount of sub-prime loans. As of December 31, 2007, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

As noted above, we believe loan type, loan-to-value ratios and borrowers’ credit scores are key determinates of future loan performance. Our home equity loan portfolio is primarily second lien loans(1) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a combined loan-to-value ratio (“CLTV”) of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

(1)	Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.

The breakdowns by LTV/CLTV(1) and FICO score(2) of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family		Home Equity
LTV/CLTV	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
<=70%	$6,666,212	$4,957,948	$3,628,619	$3,877,377
70% – 80%	8,450,977	5,603,921	2,086,277	2,055,692
80% – 90%	202,133	127,519	3,871,249	3,400,903
>90%	187,207	180,826	2,315,179	2,475,036

Total	$15,506,529	$10,870,214	$11,901,324	$11,809,008

	One- to Four-Family		Home Equity
FICO	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
>=720	$10,373,807	$7,370,649	$6,992,793	$7,058,794
719 – 700	2,089,014	1,411,458	1,898,924	1,802,172
699 – 680	1,585,613	1,073,235	1,668,427	1,434,947
679 – 660	943,538	619,449	757,016	830,433
659 – 620	503,573	382,033	566,030	659,063
<620	10,984	13,390	18,134	23,599

Total	$15,506,529	$10,870,214	$11,901,324	$11,809,008

The increases in one- to four-family loans with FICO scores above 680 were driven predominantly by the purchase of loans in those categories during the year ended December 31, 2007.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of December 31, 2007 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Purchased from a third party	$12,904,759	$8,679,568	$10,638,021	$10,541,250
Originated by the Company	2,601,770	2,190,646	1,263,303	1,267,758

Total real estate loans	$15,506,529	$10,870,214	$11,901,324	$11,809,008

	One- to Four-Family		Home Equity
Vintage Year	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
2003 and prior	$844,670	$1,044,221	$901,240	$1,176,320
2004	1,669,492	2,080,872	1,156,867	1,609,906
2005	3,084,336	3,657,194	2,790,423	3,582,871
2006	5,829,146	4,087,927	5,760,906	5,439,911
2007	4,078,885	—	1,291,888	—

Total real estate loans	$15,506,529	$10,870,214	$11,901,324	$11,809,008

(1)	LTV/CLTV data is based on LTV/CLTV ratios at the time of loan origination, and has not been updated to reflect changes in property values since that time.
(2)	FICO score is based on FICO scores at the time of loan origination, and has not been updated to reflect changes in credit scores since that time.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at December 31, 2007 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
December 31, 2007	$18,831	0.12%	$459,167	3.79%	$30,166	1.05%	$508,164	1.66%
December 31, 2006	$7,760	0.07%	$31,671	0.26%	$28,197	0.82%	$67,628	0.26%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the year ended December 31, 2007, the allowance for loan losses increased by $440.5 million from the level at December 31, 2006. This increase was driven primarily by the increase in the allowance allocated to the home equity loan portfolio, which deteriorated significantly during the second half of 2007. We believe this deterioration was caused by several factors, which are described below. First, the combined impact of rising mortgage interest rates and home price depreciation in key markets contributed to the declining performance of our home equity loan portfolio. Second, concerns that began in the sub-prime mortgage loan market spread to the broader credit markets beginning in the second half of 2007, resulting in a significant deterioration in the overall credit markets. This deterioration led to a dramatic tightening of lending standards across the industry, and general liquidity pressure for many mortgage lenders, some of whom ultimately ceased operations as a result. The factors described above dramatically reduced the ability of borrowers to refinance their mortgage loans, specifically their home equity loans, therefore drastically increasing the risk of loss once a loan becomes delinquent. During the second half of 2007, we also observed a decline in the percentage of delinquent loans that cure prior to charge-off or foreclosure once they have become delinquent. We attribute this change in behavior to the factors described above, which have significantly limited borrowers’ alternatives to avoid defaulting on their loans. In addition, because of the likely decline in value of the homes collateralizing our home equity loans, our ability to recover our investment by foreclosing on the underlying properties has diminished as well.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the past five years (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of period	$67,628	$63,286	$47,681	$37,847	$27,666
Provision for loan losses	640,078	44,970	54,016	38,121	38,523
Allowance acquired through acquisitions(1)	—	—	—	1,547	2,748
Charge-offs:
One- to four-family	(5,661)	(616)	(936)	(186)	(364)
Home equity	(168,163)	(15,372)	(3,929)	(1,464)	(75)
Recreational vehicle	(32,566)	(25,253)	(20,592)	(18,419)	(20,341)
Marine	(8,766)	(6,463)	(8,009)	(6,003)	(7,369)
Credit card	(11,608)	(11,371)	(17,286)	(10,313)	(919)
Other	(915)	(2,768)	(6,095)	(13,956)	(24,666)

Total charge-offs	(227,679)	(61,843)	(56,847)	(50,341)	(53,734)

Recoveries:
One- to four-family	476	167	234	—	223
Home equity	4,368	822	526	310	—
Recreational vehicle	15,771	11,959	7,848	9,088	9,738
Marine	4,591	4,091	3,960	3,225	3,806
Credit card	957	750	380	141	1
Other	1,974	3,426	5,488	7,743	8,876

Total recoveries	28,137	21,215	18,436	20,507	22,644

Net charge-offs	(199,542)	(40,628)	(38,411)	(29,834)	(31,090)

Allowance for loan losses, end of period	$508,164	$67,628	$63,286	$47,681	$37,847

Net charge-offs to average loans receivable outstanding	0.65%	0.18%	0.26%	0.30%	0.41%

(1)	Acquisition of credit card portfolio in 2004 and 2003.

The following table allocates the allowance for loan losses by loan category (dollars in thousands):

	December 31,
	2007		2006		2005		2004		2003
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One- to four- family	$18,831	51.3%	$7,760	41.7%	$4,858	37.0%	$2,812	32.3%	$2,360	28.6%
Home equity	459,167	39.4	31,671	45.3	26,049	42.3	15,183	31.9	3,302	19.1
Consumer and other loans:
Recreational vehicle	12,622	6.3	11,077	8.8	13,465	14.1	11,343	22.4	11,386	28.3
Marine	4,171	1.7	3,648	2.5	4,590	3.9	4,116	6.3	2,503	7.9
Commercial	2,407	0.9	1,635	0.9	669	0.5	22	—	4	—
Credit card	10,123	0.3	10,611	0.5	11,714	1.0	9,078	1.8	5,583	1.4
Other	843	0.1	1,226	0.3	1,941	1.2	5,127	5.3	12,709	14.7

Total consumer and other loans	30,166	9.3	28,197	13.0	32,379	20.7	29,686	35.8	32,185	52.3

Total allowance for loan losses	$508,164	100.0%	$67,628	100.0%	$63,286	100.0%	$47,681	100.0%	$37,847	100.0%

(1)	Represents percentage of loans receivable in category to total loans receivable, excluding premium (discount).

Loan losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For one- to four-family loans, a charge-off is recognized when we foreclose on the property. For home equity loans, our policy is to charge-off loans when we foreclose on the property or when the loan has been delinquent for 180 days. For credit cards, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days.

Net charge-offs for the year ended December 31, 2007 compared to the same period in 2006 increased by $158.9 million. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, will likely lead to a higher level of charge-offs in the future. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
One- to four-family(1)	$181,315	$33,588	$17,393	$8,009	$13,760
Home equity	229,523	32,216	9,568	2,755	269
Consumer and other loans:
Recreational vehicle	2,235	2,579	2,826	1,416	1,399
Marine	1,130	1,439	873	908	1,067
Credit card	3,769	3,795	2,858	2,999	2,147
Other	470	1,093	462	848	1,618

Total consumer and other loans	7,604	8,906	7,019	6,171	6,231

Total nonperforming loans	418,442	74,710	33,980	16,935	20,260
Real estate owned (“REO”) and other repossessed assets, net	45,895	12,904	6,555	5,367	6,690

Total nonperforming assets, net	$464,337	$87,614	$40,535	$22,302	$26,950

Nonperforming loans receivable as a percentage of gross loans receivable	1.37%	0.28%	0.17%	0.15%	0.25%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans receivable	10.39%	23.10%	27.93%	35.11%	17.15%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans receivable	200.05%	98.31%	272.25%	551.11%	1227.51%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans receivable	396.71%	316.61%	461.31%	481.06%	516.53%
Total allowance for loan losses as a percentage of total nonperforming loans receivable	121.44%	90.52%	186.24%	281.55%	186.81%

(1)

One- to four-family excludes held-for-sale loans of $0.1 million, $0.6 million, $0.7 million, $3.0 million and $4.3 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

During the year ended December 31, 2007, our nonperforming assets, net increased $376.7 million from $87.6 million at December 31, 2006. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $147.7 million and home equity loans of $197.3 million for the year ended December 31, 2007 when compared to December 31, 2006. We expect nonperforming loan levels to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net increased from 91% at December 31, 2006 to 121% at December 31, 2007. This increase was driven primarily by the allowance for loan losses in our home equity loan portfolio.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). Special Mention loans represented $612.2 million, or 2%, and $259.0 million, or 1%, of the total loan portfolio at December 31, 2007 and 2006, respectively, and are generally secured by real estate assets, reducing the potential loss should they become nonperforming. These loans are actively monitored, continue to accrue interest and remain a component of the loans receivable balance. The increase in Special Mention loans was due primarily to an increase in the 30-day delinquency category of real estate loans. We expect migration from this category to more serious delinquency classifications to continue due to the weak conditions in the residential real estate and credit markets.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This group is focused on providing loan modification alternatives to borrowers who qualify through our servicers. These programs include forbearance arrangements, rate and term modifications, re-aging programs and short sale options. During 2007, an insignificant number of borrowers have utilized these programs.

We are also focused on managing the exposure of undrawn home equity lines of credit. These efforts include, but are not limited to:

•

Restricting lines of credit from additional draws when a borrower fails to make a timely payment. The criteria applied vary by loan servicer, but they generally range between 15 days past due and 30 days past due.

•

Additional line management strategies under development that would restrict additional draws on open lines of credit for nonperforming loans based on a change in the property value of the collateral securing the loan, or a significant change in the borrower’s financial condition and ability to repay the loan.

In addition, we are reviewing our purchased home equity loan portfolio in order to identify loans to be repurchased by the originator. More specifically, home equity loans that become 30 days delinquent are reviewed for early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. Historically, the majority of these repurchase requests were honored by the original seller; however, beginning in the third quarter of 2007 our repurchase rate declined substantially.

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe asset-backed securities represent our highest concentration of credit risk. The table below details the average credit ratings by type of asset as of December 31, 2007 and 2006 (dollars in thousands):

December 31, 2007	AA or Higher	A	BBB	Below Investment Grade	Non-Rated	Total
Mortgage-backed securities	$10,896,343	$469	$—	$—	$—	$10,896,812
Asset-backed securities	—	—	—	64	58	122
Corporate bonds, municipal bonds and preferred stock	1,271,105	8,342	—	—	—	1,279,447

Total	$12,167,448	$8,811	$—	$64	$58	$12,176,381

December 31, 2006	AA or Higher	A	BBB	Below Investment Grade	Non-Rated	Total
Mortgage-backed securities	$10,531,264	$3,771	$10,370	$4,800	$2,667	$10,552,872
Asset-backed securities	948,309	780,639	452,992	22,966	34,159	2,239,065
Corporate bonds, municipal bonds and preferred stock	1,412,150	63,061	30,632	—	—	1,505,843

Total	$12,891,723	$847,471	$493,994	$27,766	$36,826	$14,297,780

During the year ended December 31, 2007, we sold substantially all of our asset-backed securities portfolio in connection with the Citadel transaction on November 29, 2007. This sale was the primary reason for the decline in available-for-sale securities rated below “AA”.

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

The failure of a third party vendor to adequately meet its responsibilities could result in financial losses and reputation risks. The Vendor Risk Management group monitors our vendor relationships. Third party vendor arrangements are overseen by the Vendor Risk Management group. The vendor risk identification process includes evaluating contracts, renewal options and vendor performance. To ensure the financial soundness of providers, we conduct financial reviews of our large providers. In addition, onsite operational audits are conducted annually for significant providers.

Fraud losses result from unauthorized use of customer and corporate funds and resources. We monitor customer transactions and attempt to identify fraudulent transactions. However, new techniques are constantly being developed by perpetrators to commit fraud.

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

Allowances for Loan Losses

Description

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. At December 31, 2007, our allowance for loan losses was $508.2 million on $30.2 billion of loans designated as held-for-investment. In addition to our banking loans, we extend credit to brokerage customers in the form of margin receivables.

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

Effects if Actual Results Differ

Although we have considerable experience in performing these reviews, if management’s underlying assumptions prove to be inaccurate, the allowance for loan losses could be insufficient to cover actual losses. If our estimates understate probable losses inherent in the portfolio, this would result in additional expense. A 10% increase or decrease in the allowances would result in a $50.8 million charge or credit to income, respectively.

Classification and Valuation of Certain Investments

Description

We generally classify our investments in debt instruments (including corporate, government and municipal bonds), mortgage-backed securities, asset-backed securities and marketable equity securities as either available-for-sale or trading. We have not classified any investments as held-to-maturity. The classification of an investment determines its accounting treatment. Both unrealized and realized gains and losses on trading securities held by our banking subsidiaries are recognized in gain on sales of loans and securities, net. Securities held by our brokerage subsidiaries are for market-making purposes and gains and losses are recorded as principal transactions revenue. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income. Declines in fair value that we believe to be other-than-temporary are included in gain on sales of loans and securities, net for our banking investments and gain on sales and impairment of investments for our brokerage (other than those held for market-making purposes) and corporate investments. We have investments in certain publicly-traded and privately-held companies, which we evaluate for other-than-temporary declines in market value. For the years ended December 31, 2007, 2006 and 2005, we recognized $168.7 million, $2.8 million and $40.3 million, respectively, of losses from other-than-temporary declines in market value related to our investments.

Judgments

When possible, the fair value of securities is determined by obtaining quoted market prices. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences. For securities where market quotes and similar securities are not available, we use discounted cash flows. We also make estimates about the fair value of investments and the timing for recognizing losses based on market conditions and other factors. Other-than-temporary impairment is recorded based on management judgment. Management evaluates securities based on market conditions and all available information about the issuer or underlying collateral. This information is used to determine if impairment is other-than-temporary. The determination that impairment is other-than-temporary is judgmental. Based on the facts and circumstances, companies could have different conclusions regarding when securities are other-than-temporarily impaired. Impairment of mortgage-backed or asset-backed securities is recognized when management estimates the fair value of a security is less than its amortized cost and if the current present value of estimated cash flows has decreased since the last periodic estimate. If the security meets both criterion, we write the security down to fair value in the current period. Similarly, preferred stock is considered to be impaired and written down to fair value in the current period when in a continued loss position for a prolonged period of time and that loss position is deemed to be significant by management. We assess securities for impairment at each reported balance sheet date.

Effects if Actual Results Differ

Earnings could be influenced by the timing of management’s decisions to recognize a security as other-than-temporarily impaired. Our estimates are based on the best available information. Over time additional information may become available and may influence future write-downs. If all securities with fair values lower than amortized book were written-down, we would record a loss of $501.2 million. Management believes that its estimates of other-than-temporary impairment are supportable and reasonable. See Note 6—Available-For-Sale Mortgage-Backed and Investment Securities to the consolidated financial statements for additional information regarding securities.

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

Accounting for derivatives differs significantly depending on whether a derivative is designated as a hedge, which is a transaction intended to reduce a risk associated with a specific balance sheet item or future expected cash flow. In order to qualify for hedge accounting treatment, documentation must indicate the intention to designate the derivative as a hedge of a specific asset or liability or a future cash flow. Effectiveness of the hedge must be monitored over the life of the derivative. Substantially all derivatives held on December 31, 2007 were designated as hedges. As of December 31, 2007, we had derivative assets of $133.1 million and derivative liabilities of $200.3 million. As of December 31, 2006, we had derivative assets of $208.1 million and derivative liabilities of $78.7 million.

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

Effects if Actual Results Differ

If our hedging strategies were to become significantly ineffective or our assumptions about the nature and timing of forecasted transactions were to be inaccurate, we could no longer apply hedge accounting and our reported results would be significantly affected. Revised accounting interpretations of existing literature could materially impact our financial results. If 10% of the fair value of derivatives classified in liabilities were determined to relate to derivatives that do not qualify for hedge accounting treatment, the adjustment would reduce income by $20.0 million before taxes. Similarly, if 10% of the fair value of derivatives included in assets were determined to not qualify for hedge accounting treatment, the result would be $13.3 million in additional pre-tax income. The most significant effect of not qualifying for hedge accounting treatment is the earnings volatility that would be created by marking the derivatives to market as interest rates change.

Estimates of Effective Tax Rates, Deferred Taxes and Valuation Allowances

Description

In preparing our consolidated financial statements, we calculate our income tax expense based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate our current tax obligations and the realizability of uncertain tax positions and to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. These differences result in deferred tax assets and liabilities, the net amount of which we show as other assets or other liabilities on our consolidated balance sheet. We must also assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of income. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. At December 31, 2007 we had a net deferred tax asset of $550.2 million, net of a valuation allowance of $91.8 million. At December 31, 2006 we had a net deferred tax liability of $58.5 million, net of a valuation allowance of $38.3 million.

Judgments

Management must make significant judgments to determine our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset. Changes in our estimate of these taxes occur periodically due to changes in the tax rates, changes in our business operations, implementation of tax planning strategies, the expiration of relevant statutes of limitations, resolution with taxing authorities of uncertain tax positions and newly enacted statutory, judicial and regulatory guidance. These changes in judgment as well as differences between our estimates and actual amount of taxes ultimately due, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

Effects if Actual Results Differ

These changes, when they occur, affect accrued taxes and can be material to our operating results for any particular reporting period.

Valuation of Goodwill and Other Intangibles

Description

We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. Our recorded goodwill at December 31, 2007 was $1.9 billion, and we will continue to evaluate it for impairment at least annually. Our recorded intangible assets at December 31, 2007 were $430.0 million, which have useful lives between three and thirty years.

Judgments

In connection with our annual impairment test of goodwill, the entire amount of goodwill associated with our balance sheet management business, which had a significant decline in fair value during the fourth quarter of 2007, was determined to be impaired. We also evaluate the remaining useful lives on intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization in accordance with SFAS No. 142. Our estimates of fair value of goodwill and other intangible assets depend on a number of factors, including estimates of future market growth and trends, forecasted revenue and costs, expected useful lives of the assets, appropriate discount rates and other variables.

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

Effects if Actual Results Differ

If our estimates of employees’ forfeiture rates are not correct at the end of the term of the option, we will record either additional expense or a reduction in expense in the period it completely vests. This adjustment may be material to the period in which it is recorded. In addition, option fair value is based on estimates of volatility determined by us. Many methods are available to determine volatility, so the determination is subjective. Applying a different method to determine volatility could impact earnings. A 10% change in volatility would increase or decrease stock option fair value by approximately 7%. A change in fair value would affect all amortization periods.

REQUIRED STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The following table outlines the information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” These disclosures are at the enterprise level.

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Operating Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	29
Net Operating Interest Income—Volumes and Rates Analysis	65
Investment Portfolio
Investment Portfolio—Book Value and Market Value	68
Investment Portfolio Maturity	68
Loan Portfolio
Loans by Type	66
Loan Maturities	66
Loan Sensitivities	67
Risk Elements
Nonaccrual, Past Due and Restructured Loans	57
Past Due Interest	109
Policy for Nonaccrual	57
Potential Problem Loans	58
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	55
Allocation of the Allowance for Loan Losses	55
Deposits
Average Balance and Average Rates Paid	29
Time Deposit Maturities	118
Time Deposits in Excess of $100,000	118
Return of Equity and Assets	30
Short-Term Borrowings	69

Interest Rates and Operating Interest Differential

Increases and decreases in operating interest income and operating interest expense result from changes in average balances (volume) of interest-earning banking assets and liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our interest- earning banking assets and the interest incurred on our interest-bearing banking liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average yield/cost. Similarly, the effect of rate changes is calculated by multiplying the change in average yield/cost by the previous year’s volume. Changes applicable to both volume and rate have been allocated proportionately (dollars in thousands):

	2007 Compared to 2006 Increase (Decrease) Due To			2006 Compared to 2005 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning banking assets:
Loans, net(1)	$556,446	$64,715	$621,161	$398,605	$137,551	$536,156
Margin receivables	42,688	1,911	44,599	291,489	23,569	315,058
Mortgage-backed and related available-for-sale securities	45,934	14,445	60,379	100,043	88,687	188,730
Available-for-sale investment securities	69,977	7,091	77,068	19,350	30,791	50,141
Trading securities	(2,029)	2,148	119	(8,241)	7,287	(954)
Cash and cash equivalents	5,023	869	5,892	(9,826)	17,987	8,161
Stock borrow and other	21,547	3,328	24,875	5,176	14,063	19,239

Total interest-earning banking assets(2)	739,586	94,507	834,093	796,596	319,935	1,116,531

Interest-bearing banking liabilities:
Retail deposits	170,150	119,912	290,062	157,493	132,366	289,859
Brokered certificates of deposit	(1,107)	1,783	676	3,329	5,717	9,046
Customer payables	2,562	13,223	15,785	24,480	28,385	52,865
Repurchase agreements and other borrowings	66,280	28,017	94,297	34,185	140,563	174,748
FHLB advances	183,552	15,345	198,897	9,301	29,749	39,050
Stock loan and other	7,122	(1,700)	5,422	15,617	10,862	26,479

Total interest-bearing banking liabilities	428,559	176,580	605,139	244,405	347,642	592,047

Change in net operating interest income	$311,027	$(82,073)	$228,954	$552,191	$(27,707)	$524,484

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Amount includes a taxable equivalent increase in operating interest income of $30.9 million and $19.3 million for 2007 and 2006, respectively.

Lending Activities

The following table presents the balance and associated percentage of each major loan category in our portfolio (dollars in thousands):

	December 31,
	2007		2006		2005		2004		2003
	Balance	%(1)	Balance	%(1)	Balance	%(1)	Balance	%(1)	Balance	%(1)
One- to four-family	$15,607,427	51.5%	$11,149,958	42.4%	$7,178,897	37.3%	$3,914,187	33.6%	$3,255,530	36.2%
Home equity	11,901,324	39.2	11,809,069	44.8	8,106,894	42.1	3,621,835	31.1	1,524,215	17.0
Consumer and other loans:
Recreational vehicle	1,910,454	6.3	2,292,356	8.7	2,692,055	14.0	2,567,891	22.1	2,285,451	25.4
Marine	526,580	1.7	651,764	2.5	752,645	3.9	724,125	6.2	627,975	7.0
Commercial	272,156	0.9	219,008	0.8	89,098	0.5	3,012	0.0	179	0.0
Credit card	90,764	0.3	128,583	0.5	188,600	1.0	203,169	1.8	113,434	1.3
Other	23,334	0.1	81,239	0.3	243,726	1.2	599,870	5.2	1,178,378	13.1

Total consumer and other loans	2,823,288	9.3	3,372,950	12.8	3,966,124	20.6	4,098,067	35.3	4,205,417	46.8

Total loans(1)	30,332,039	100.0%	26,331,977	100.0%	19,251,915	100.0%	11,634,089	100.0%	8,985,162	100.0%

Adjustments:
Premiums (discounts) and deferred fees on loans	315,507		391,844		323,637		198,627		184,078
Allowance for loan losses	(508,164)		(67,628)		(63,286)		(47,681)		(37,847)

Total adjustments	(192,657)		324,216		260,351		150,946		146,231

Loans, net(1)	$30,139,382		$26,656,193		$19,512,266		$11,785,035		$9,131,393

(1)

Includes loans held-for-sale, principally one- to four-family real estate loans. These loans were $0.1 billion, $0.3 billion, $0.1 billion, $0.3 billion and $1.0 billion at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Approximately 38% and 36% of the Company’s real estate loans were concentrated in California at December 31, 2007 and 2006, respectively. No other state had concentrations of real estate loans that represented 10% or more of the Company’s real estate portfolio.

The following table shows the contractual maturities of our loan portfolio at December 31, 2007, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in thousands):

	Due in(1)
	<1 Year	1-5 Years	>5 Years	Total
One- to four-family	$216,771	$1,011,950	$14,378,706	$15,607,427
Home equity	260,377	1,278,439	10,362,508	11,901,324
Consumer and other loans:
Recreational vehicle	103,614	482,923	1,323,917	1,910,454
Marine	26,604	124,695	375,281	526,580
Commercial	64,833	207,323	—	272,156
Credit card	90,764	—	—	90,764
Other	18,251	5,083	—	23,334

Total consumer and other loans	304,066	820,024	1,699,198	2,823,288

Total loans	$781,214	$3,110,413	$26,440,412	$30,332,039

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

The following table shows the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2007 (dollars in thousands):

	Interest Rate Type		Total
	Fixed	Adjustable
One- to four-family	$3,699,424	$11,691,232	$15,390,656
Home equity	3,399,747	8,241,200	11,640,947
Consumer and other loans:
Recreational vehicle	1,806,840	—	1,806,840
Marine	499,976	—	499,976
Commercial	—	207,323	207,323
Other	5,083	—	5,083

Total consumer and other loans	2,311,899	207,323	2,519,222

Total loans	$9,411,070	$20,139,755	$29,550,825

Available-for-Sale and Trading Securities

Our portfolios of mortgage-backed securities and investments are classified into three categories in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities: trading, available-for-sale or held-to-maturity. None of our mortgage-backed securities or other investments was classified as held-to-maturity during 2007, 2006 and 2005.

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

Our investments classified as available-for-sale are carried at estimated fair value with the unrealized gains and losses reflected as a component of accumulated other comprehensive loss.

The following table shows the cost basis and fair value of our mortgage-backed securities and investment portfolio that the Bank held and classified as available-for-sale (dollars in thousands):

	December 31,
	2007		2006		2005
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal Agencies	$9,638,676	$9,330,129	$9,375,444	$9,109,307	$9,687,666	$9,427,521
Collateralized mortgage obligations and other	1,170,360	1,123,255	1,127,650	1,108,385	1,014,582	995,891

Total mortgage-backed securities	10,809,036	10,453,384	10,503,094	10,217,692	10,702,248	10,423,412

Investment securities:
Asset-backed securities	—	—	2,163,538	2,161,728	1,376,315	1,365,754
Municipal bonds	320,521	314,348	620,261	632,747	168,682	169,684
Corporate bonds	36,557	35,279	105,692	104,518	74,931	72,760
Other debt securities	78,836	77,291	80,623	74,880	78,989	73,485
Publicly traded equity securities:
Preferred stock	505,498	371,404	455,801	458,674	290,240	288,365
Corporate investments	1,460	1,271	12,040	24,139	53,152	147,400
Retained interest from securitizations	980	2,071	2,930	3,393	22,444	23,878

Total investment securities	943,852	801,664	3,440,885	3,460,079	2,064,753	2,141,326

Total available-for-sale securities	$11,752,888	$11,255,048	$13,943,979	$13,677,771	$12,767,001	$12,564,738

The following table shows the scheduled maturities, carrying values and current yields for the Bank’s available-for-sale and trading investment portfolio at December 31, 2007 (dollars in thousands):

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$—	N/A	$—	N/A	$—	N/A	$9,638,676	5.06%	$9,638,676	5.06%
Collateralized mortgage obligations and other	—	N/A	28	8.33%	169	9.79%	1,170,163	5.42%	1,170,360	5.42%

Total mortgage-backed securities	—		28		169		10,808,839		10,809,036

Investment securities:
Municipal bonds(1)	266	3.24%	211	2.56%	12	4.06%	320,032	4.59%	320,521	4.59%
Corporate debt	11,211	2.38%	—	N/A	—	N/A	25,346	5.71%	36,557	4.69%
Other debt securities	609	3.47%	249	4.00%	77,978	4.38%	—	N/A	78,836	4.37%
Publicly traded equity securities
Preferred stock(2)	—	N/A	—	N/A	—	N/A	505,498	5.42%	505,498	5.42%
Corporate investments(3)	—	N/A	—	N/A	—	N/A	1,460	4.42%	1,460	4.42%
Retained interests from securitizations	—	N/A	—	N/A	—	N/A	980	2.00%	980	2.00%

Total investment securities	12,086		460		77,990		853,316		943,852

Total available-for-sale securities	$12,086		$488		$78,159		$11,662,155		$11,752,888

(1)	Yields on tax-exempt obligations are computed on a tax-equivalent basis.
(2)	Preferred stock in Freddie Mac and Fannie Mae, no stated maturity date.
(3)	Corporate investments, no stated maturity date.

Borrowings

Deposits represent a significant component of our current funds. In addition, we borrow from the FHLB and sell securities under repurchase agreements.

We are a member of, and own capital stock in, the FHLB system. In part, the FHLB provides us with reserve credit capacity and authorizes us to apply for advances on the security of FHLB stock and various home mortgages and other assets—principally securities that are obligations of, or guaranteed by, the United States government—provided we meet certain creditworthiness standards. At December 31, 2007, our outstanding advances from the FHLB totaled $7.0 billion at interest rates ranging from 3.71% to 5.56% and at a weighted-average rate of 4.80%.

We also raise funds by selling securities to nationally recognized investment banking firms under agreements to repurchase the same securities. The investment banking firms hold the securities in custody. We treat repurchase agreements as borrowings and secure them with designated fixed- and variable-rate securities. We also participate in the Federal Reserve Bank’s term investment option and treasury, tax and loan borrowing programs. We use the proceeds from these transactions to meet our cash flow or asset/liability matching needs.

The following table sets forth information regarding the weighted-average interest rates and the highest and average month-end balances of our short-term borrowings (dollars in thousands):

	Ending Balance	Weighted- Average Rate(1)	Maximum Amount At Month-End	Yearly Weighted- Average
				Balance	Rate
At or for the year ended December 31, 2007:
Advances from the FHLB	$6,967,406	4.80%	$9,959,297	$7,071,762	5.15%
Securities sold under agreement to repurchase and other borrowings(2)	$9,371,975	5.11%	$14,593,923	$12,261,145	5.25%
At or for the year ended December 31, 2006:
Advances from the FHLB	$4,865,466	5.15%	$5,053,982	$3,488,184	4.75%
Securities sold under agreement to repurchase and other borrowings(2)	$10,212,993	5.17%	$12,483,929	$10,980,134	5.00%
At or for the year ended December 31, 2005:
Advances from the FHLB	$3,856,106	4.09%	$4,316,683	$3,260,556	3.88%
Securities sold under agreement to repurchase and other borrowings(2)	$11,412,028	4.15%	$11,412,028	$10,115,764	3.70%

(1)	Excludes hedging costs.
(2)

Excludes other borrowings of the parent company of $39.8 million, $37.9 million and $38.5 million at December 31, 2007, 2006 and 2005, respectively, which do not generate operating interest expense. These liabilities generate corporate interest expense.

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

Bank—ETB Holdings, Inc. (“ETBH”), the entity that is our bank holding company and parent to E*TRADE Bank.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2007, 92% of our total assets were enterprise interest-earning assets.

At December 31, 2007, approximately 67% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential real estate loans and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative financial instruments discussion at Note 8—Accounting for Derivative Financial Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

For mortgage loans intended to be sold, Interest Rate Lock Commitments (“IRLCs”) are considered derivatives with changes in fair value recorded in earnings. IRLCs are commitments issued to borrowers that lock in an interest rate now for a loan closing in one to three months. These locks, initially recorded with a fair value of zero, will fluctuate in value during the lock period as market interest rates change. See mortgage banking activities discussion at Note 8—Accounting for Derivative Financial Instruments and Hedging Activities in Item 8. Financial Statements and Supplementary Data.

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

E*TRADE Bank has 96% and 81% of our enterprise interest-earning assets at December 31, 2007 and 2006, respectively, and holds 96% and 79% of our enterprise interest-bearing liabilities at December 31, 2007 and 2006, respectively. The sensitivity of NPVE at December 31, 2007 and 2006 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE
	December 31,				Board Limit
	2007(1)		2006
Parallel Change in Interest Rates (bps)	Amount	Percentage	Amount	Percentage
+300	$(434,303)	(17)%	$(52,325)	(2)%	(55)%
+200	$(323,193)	(12)%	$(32,680)	(1)%	(30)%
+100	$(174,280)	(7)%	$(15,303)	(1)%	(20)%
-100	$99,245	4%	$(159,618)	(6)%	(20)%
-200	$(63,785)	(2)%	$(560,142)	(20)%	(30)%

(1)	Amounts and percentages include ETC.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at December 31, 2007 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $1.3 million as of December 31, 2007. See the corporate investments line item in the publicly traded equity securities section in Note 6—Available-for-Sale Mortgage-Backed and Investment Securities in Item 8. Financial Statements and Supplementary Data.

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

E*TRADE Financial Corporation’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on management’s assessment, management believes as of December 31, 2007, that E*TRADE Financial Corporation’s internal control over financial reporting is effective based on those criteria.

E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding E*TRADE Financial Corporation’s internal control over financial reporting. The report of Deloitte & Touche LLP appears on the next page.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 28, 2008

To the Board of Directors and Shareholders of

E*TRADE Financial Corporation

Arlington, Virginia

We have audited the accompanying consolidated balance sheet of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E*TRADE Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as of January 1, 2007, and the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment, on July 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

McLean, Virginia

February 28, 2008

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Operating interest income	$3,569,711	$2,774,679	$1,650,264
Operating interest expense	(1,960,656)	(1,374,647)	(779,164)

Net operating interest income	1,609,055	1,400,032	871,100
Provision for loan losses	(640,078)	(44,970)	(54,016)

Net operating interest income after provision for loan losses	968,977	1,355,062	817,084

Commission	694,110	625,265	458,834
Fees and service charges	258,075	238,760	196,257
Principal transactions	103,229	110,235	99,336
Gain (loss) on loans and securities, net	(2,450,036)	55,986	98,858
Other revenue	47,478	35,013	33,476

Total non-interest income (expense)	(1,347,144)	1,065,259	886,761

Total net revenue	(378,167)	2,420,321	1,703,845

Expense excluding interest:
Compensation and benefits	465,467	469,202	380,803
Clearing and servicing	286,144	253,040	189,736
Advertising and market development	149,573	119,782	105,935
Communications	107,526	110,346	82,485
Professional services	106,691	96,947	77,416
Depreciation and amortization	85,371	73,845	74,981
Occupancy and equipment	93,189	85,568	69,089
Amortization of other intangibles	40,472	46,220	43,765
Impairment of goodwill	101,208	—	—
Facility restructuring and other exit activities	33,226	28,537	(30,017)
Other	207,569	136,042	59,860

Total expense excluding interest	1,676,436	1,419,529	1,054,053

Income (loss) before other income (expense), income taxes, minority interest, discontinued operations and cumulative effect of accounting change	(2,054,603)	1,000,792	649,792
Other income (expense):
Corporate interest income	5,755	8,433	11,043
Corporate interest expense	(172,482)	(152,496)	(73,956)
Gain on sales of investments, net	35,980	70,796	83,144
Loss on early extinguishment of debt	(19)	(1,179)	—
Equity in income of investments and venture funds	7,665	2,451	6,103

Total other income (expense)	(123,101)	(71,995)	26,334

Income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	(2,177,704)	928,797	676,126
Income tax expense (benefit)	(735,950)	301,983	229,823
Minority interest in subsidiaries	—	—	65

Net income (loss) from continuing operations	(1,441,754)	626,814	446,238
Discontinued operations, net of tax:
Loss from discontinued operations	—	(721)	(21,495)
Gain on disposal of discontinued operations	—	2,766	4,023

Gain (loss) from discontinued operations, net of tax	—	2,045	(17,472)
Cumulative effect of accounting change, net of tax	—	—	1,646

Net income (loss)	$(1,441,754)	$628,859	$430,412

Basic earnings (loss) per share from continuing operations	$(3.40)	$1.49	$1.20
Basic earnings (loss) per share from discontinued operations	—	0.00	(0.04)
Basic earnings per share from cumulative effect of accounting change	—	—	0.00

Basic net earnings (loss) per share	$(3.40)	$1.49	$1.16

Diluted earnings (loss) per share from continuing operations	$(3.40)	$1.44	$1.16
Diluted earnings (loss) per share from discontinued operations	—	0.00	(0.04)
Diluted earnings per share from cumulative effect of accounting change	—	—	0.00

Diluted net earnings (loss) per share	$(3.40)	$1.44	$1.12

Shares used in computation of per share data:
Basic	424,439	421,127	371,468
Diluted	424,439	436,357	384,630

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$1,778,244	$1,212,234
Cash and investments required to be segregated under Federal or other regulations	334,831	281,622
Trading securities	130,018	178,600
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $10,074,082 and $11,087,961 at December 31, 2007 and 2006, respectively)	11,255,048	13,677,771
Loans held-for-sale	100,539	283,496
Margin receivables	7,179,175	6,828,448
Loans receivable, net (net of allowance for loan losses of $508,164 and $67,628 at December 31, 2007 and 2006, respectively)	30,038,843	26,372,697
Investment in FHLB stock	338,585	244,212
Property and equipment, net	355,433	318,389
Goodwill	1,933,368	2,072,920
Other intangibles, net	430,007	471,933
Other assets	2,971,846	1,796,981

Total assets	$56,845,937	$53,739,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$25,884,755	$24,071,012
Securities sold under agreements to repurchase	8,932,693	9,792,422
Customer payables	5,514,675	6,182,672
Other borrowings	7,446,504	5,323,962
Corporate debt	3,022,698	1,842,169
Accounts payable, accrued and other liabilities	3,215,547	2,330,696

Total liabilities	54,016,872	49,542,933

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 460,897,875 and 426,304,136 at December 31, 2007 and 2006, respectively	4,609	4,263
Additional paid-in capital (“APIC”)	3,463,220	3,184,290
Retained earnings (accumulated deficit)	(247,368)	1,209,289
Accumulated other comprehensive loss	(391,396)	(201,472)

Total shareholders’ equity	2,829,065	4,196,370

Total liabilities and shareholders’ equity	$56,845,937	$53,739,303

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$(1,441,754)	$628,859	$430,412
Other comprehensive loss:
Available-for-sale securities:
Unrealized gains (losses), net	(478,538)	172	12,946
Reclassification into earnings, net	361,569	(80,387)	(77,858)

Net change from available-for-sale securities	(116,969)	(80,215)	(64,912)

Cash flow hedging instruments:
Unrealized gains (losses), net	(116,101)	36,409	7,032
Reclassifications into earnings, net	11,722	6,578	40,155

Net change from cash flow hedging instruments	(104,379)	42,987	47,187

Foreign currency translation gains (losses)	31,424	11,468	(16,788)

Other comprehensive loss	(189,924)	(25,760)	(34,513)

Comprehensive income (loss)	$(1,631,678)	$603,099	$395,899

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

	Shares Exchangeable into Common Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	1,303	$13	369,624	$3,696	$2,215,674	$150,018	$(141,199)	$2,228,202
Net income	—	—	—	—	—	430,412	—	430,412
Cumulative effect of accounting change	—	—	—	—	(2,777)	—	—	(2,777)
Other comprehensive loss	—	—	—	—	—	—	(34,513)	(34,513)
Exercise of stock options and purchase plans, including tax benefit	—	—	7,779	78	77,657	—	—	77,735
Issuance of common stock upon exercise of forward contract	—	—	—	—	14,479	—	—	14,479
Employee stock purchase plan	—	—	902	9	8,377	—	—	8,386
Repurchases of common stock	—	—	(4,548)	(45)	(58,170)	—	—	(58,215)
Issuance of common stock upon acquisition	—	—	1,632	17	26,634	—	—	26,651
Issuance of common stock BrownCo Financing	—	—	39,722	397	691,385	—	—	691,782
Issuance of restricted stock	—	—	830	8	(8)	—	—	—
Cancellation of restricted stock	—	—	(516)	(5)	5	—	—	—
Amortization of deferred stock compensation prior to adoption of SFAS No. 123(R), net of cancellations and retirements	—	—	(46)	(1)	1,265	—	—	1,264
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	—	—	16,276	—	—	16,276
Conversion of Exchangeable Shares to common stock	(1,303)	(13)	1,303	13	—	—	—	—
Other	—	—	(100)	(1)	(121)	—	—	(122)

Balance, December 31, 2005	—	$—	416,582	$4,166	$2,990,676	$580,430	$(175,712)	$3,399,560

Net income	—	—	—	—	—	628,859	—	628,859
Other comprehensive loss	—	—	—	—	—	—	(25,760)	(25,760)
Exercise of stock options and purchase plans, including tax benefit	—	—	5,931	60	82,824	—	—	82,884
Issuance of common stock upon conversion of 6% convertible debt	—	—	7,772	78	183,333	—	—	183,411
Issuance of common stock upon acquisition	—	—	847	8	19,742	—	—	19,750
Repurchases of common stock	—	—	(5,267)	(53)	(122,548)	—	—	(122,601)
Issuance of restricted stock	—	—	640	6	(6)	—	—	—
Cancellation of restricted stock	—	—	(103)	(1)	1	—	—	—
Retirement of restricted stock to pay taxes	—	—	(98)	(1)	(2,364)	—	—	(2,365)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	—	—	32,584	—	—	32,584
Other	—	—	—	—	48	—	—	48

Balance, December 31, 2006	—	$—	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY — (Continued)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net loss	—	—	—	(1,441,754)	—	(1,441,754)
Other comprehensive loss	—	—	—	—	(189,924)	(189,924)
Issuance of common stock related to the Citadel Investment(1)	38,023	380	338,598	—	—	338,978
Exercise of stock options and purchase plans, including tax benefit	4,260	43	55,848	—	—	55,891
Repurchases of common stock	(7,228)	(72)	(148,560)	—	—	(148,632)
Issuance of restricted stock	836	8	(8)	—	—	—
Cancellation of restricted stock	(1,196)	(12)	12	—	—	—
Retirement of restricted stock to pay taxes	(198)	(2)	(4,155)	—	—	(4,157)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	34,983	—	—	34,983
Other	97	1	2,212	—	—	2,213

Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065

(1)

Additional paid-in capital includes the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that are expected to be issued in the first quarter of 2008 in connection with the Citadel Investment. Common stock does not include these shares as they had not been issued as of December 31, 2007.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(1,441,754)	$628,859	$430,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax	—	—	(1,646)
Provision for loan losses	640,078	44,970	54,016
Depreciation and amortization (including discount amortization and accretion)	282,491	286,841	362,965
(Gain) loss on loans and securities, net and (gain) loss on sales of investments, net	2,414,056	(125,953)	(174,798)
Impairment of goodwill	101,208	—	—
Gain on sale of Consumer Finance Corporation	—	—	(46,099)
Minority interest in subsidiaries and equity in income of investments and venture funds	(7,665)	(2,451)	(6,289)
Non-cash facility restructuring costs and other exit activities	14,349	20,712	6,528
Share-based compensation	34,982	32,584	18,253
Tax benefit from tax deductions in excess of compensation expense	(19,910)	(30,166)	(24,530)
Other	2,940	3,635	(7,132)
Net effect of changes in assets and liabilities:
(Increase) decrease in cash and investments required to be segregated under Federal or other regulations	(22,045)	357,204	525,102
Increase in margin receivables	(284,267)	(1,135,243)	(534,883)
Increase (decrease) in customer payables	(987,620)	511,550	30,976
Proceeds from sales, repayments and maturities of loans held-for-sale	1,418,313	1,506,896	7,182,775
Purchases and originations of loans held-for-sale	(1,261,980)	(1,836,108)	(3,717,745)
Proceeds from sales, repayments and maturities of trading securities	2,831,736	1,943,977	3,779,503
Purchases of trading securities	(2,777,449)	(1,978,687)	(6,751,698)
Decrease (increase) in other assets	16,968	572,010	(499,870)
Increase (decrease) in accounts payable, accrued and other liabilities	(158,949)	76,250	243,156
Facility restructuring liabilities	(241)	(16,325)	(5,053)

Net cash provided by operating activities	795,241	860,555	863,943

Cash Flows From Investing Activities:
Purchases of available-for-sale mortgage-backed and investment securities	(13,113,671)	(15,416,233)	(14,320,762)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	13,805,661	14,181,506	14,059,538
Net increase in loans receivable	(5,275,866)	(6,969,132)	(7,887,040)
Purchases of property and equipment	(129,295)	(109,493)	(79,014)
Cash used in business acquisitions, net	(5,974)	(806)	(2,218,932)
Net cash flow from derivatives hedging assets	6,848	(64,600)	(34,696)
Proceeds from sales of discontinued businesses	—	3,470	56,902
Other	(72,812)	(46,744)	19,376

Net cash used in investing activities	$(4,785,109)	$(8,422,032)	$(10,404,628)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	$1,806,961	$8,095,971	$3,668,914
Net increase (decrease) in securities sold under agreements to repurchase	(855,054)	(1,317,025)	1,181,832
Net increase (decrease) in other borrowed funds	(23,034)	26,469	(12,151)
Advances from other long-term borrowings	21,422,913	5,978,100	19,638,000
Payments on advances from other long-term borrowings	(19,327,723)	(4,969,100)	(17,267,000)
Proceeds from issuance of springing lien notes	1,193,767	—	—
Proceeds from issuance of senior notes	—	—	992,064
Proceeds from issuance of mandatory convertible notes	—	—	436,500
Proceeds from issuance of common stock to Citadel(1)	338,978	—	—
Proceeds from issuance of common stock upon acquisitions	—	—	691,783
Proceeds from issuance of subordinated debentures and trust preferred securities	41,000	79,900	50,000
Proceeds from issuance of common stock from employee stock transactions	35,981	52,718	61,351
Tax benefit from tax deductions in excess of compensation expense recognition	19,910	30,166	24,530
Repurchases of common stock	(148,632)	(122,601)	(58,215)
Net cash flow from derivative hedging liabilities	(28,590)	56,156	45,056
Deferred financing fees	(7,371)	—	—
Other	17,407	(1,754)	(490)

Net cash provided by financing activities	4,486,513	7,909,000	9,452,174

Effect Of Exchange Rates On Cash	69,365	20,523	(7,207)

Increase (decrease) In Cash And Equivalents	566,010	368,046	(95,718)
Cash And Equivalents, Beginning Of Period	1,212,234	844,188	939,906

Cash And Equivalents, End Of Period	$1,778,244	$1,212,234	$844,188

Supplemental Disclosures:
Cash paid for interest	$2,204,505	$1,348,636	$723,718
Cash paid for income taxes	$123,005	$151,851	$206,494
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$114,124	$56,476	$50,191
Reclassification of loans held-for-sale to loans held-for-investment	$35,672	$202,269	$178,347
Exchange of senior notes for springing lien notes	$139,745	$—	$—
Issuance of common stock to retire debentures	$—	$183,411	$—

(1)	Includes the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that are expected to be issued in the first quarter of 2008 in connection with the Citadel Investment. These shares had not been issued as of December 31, 2007.

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global financial services company offering a wide range of financial solutions to consumers under the brand “E*TRADE Financial.” The Company offers trading, investing, banking and lending products and services to its retail and institutional customers.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of FASB Interpretation No. 46 revised, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”).

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

The Company reports corporate interest income and expense separately from operating interest income and expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and expense is generated from the operations of the Company and is a broad indicator of the Company’s success in its banking, lending and balance sheet management businesses. Corporate debt, which is the primary source of the corporate interest expense has been issued primarily in connection with the Citadel Investment and acquisitions, such as Harrisdirect and BrownCo.

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

New Income Statement Reporting Format—During the year ended December 31, 2007, the Company re-defined the line item “Service charges and fees” by reclassifying certain fee-like revenue items formerly reported in “Other revenue” into the “Service charges and fees” line item, now called “Fees and service charges.” The fee-like revenue streams moved include payment for order flow, foreign exchange margin revenue, 12b-1 fees after rebates, fixed income product revenues and management fee revenue.

New Balance Sheet Reporting Format—During the year ended December 31, 2007, the Company re-presented its balance sheet to report margin receivables and customer payables directly on the face of the balance sheet. The remaining components of brokerage receivables and brokerage payables are now reported in the “Other assets” and “Accounts payable, accrued and other liabilities” line items, respectively. The Company also re-presented its balance sheet to report “Investment in FHLB stock” directly on the face of the balance sheet. This item was previously reported in the “Available-for-sale mortgage-backed and investment securities” line item.

Use of Estimates—The financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses and uncollectible margin receivables; classification and valuation of certain investments; valuation of certain debt instruments; valuation and accounting for financial derivatives; estimates of effective tax rates; deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Citadel Investment—The operating environment during 2007, particularly during the second half of the year, was extremely challenging as the Company’s exposure to the crisis in the residential real estate and credit markets adversely impacted its financial performance and led to a disruption in its customer base. As a result, the Company believes it was necessary to obtain a significant infusion of cash, which would in turn stabilize its balance sheet and its customer base.

On November 29, 2007, the Company entered into an agreement to receive a $2.5 billion cash infusion from Citadel. In consideration for the cash infusion, Citadel received three primary items: substantially all of our asset-backed securities portfolio (approximately $3.0 billion in amortized cost), 84.7 million shares of common stock (1) in the Company and approximately $1.8 billion in 12  1/2% springing lien notes(2).

The items in this transaction were negotiated at arms length and transacted simultaneously and in contemplation of one another. As a result, the $2.5 billion in proceeds were allocated to each item based on their relative fair values at the time of the transaction.

The key components of our accounting for this transaction were as follows:

•	Asset-backed securities portfolio sale, which resulted in a pre-tax loss on sale of approximately $2.2 billion;

•	Issuance of common stock, which resulted in an increase to common stock/paid in capital of approximately $340 million; and

•

Issuance of springing lien notes, which had approximately $500 million of discount assigned to them and will be amortized as an increase to interest expense using the effective interest method over the 10 year term of the notes.

Financial Statement Descriptions and Related Accounting Policies—Below are descriptions and accounting policies for the Company’s financial statement categories.

Cash and Equivalents—For the purpose of reporting cash flows, the Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not

(1)	The 84.7 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007; 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007; and 46.7 million shares are expected to be issued in the first quarter of 2008 as the Company has received all necessary regulatory approvals.
(2)

Included in the $1.8 billion issuance is the issuance of $186 million of 12  1/2% springing lien notes in exchange for $186 million of the Company’s senior notes that were owned by Citadel. The $1.8 billion in 12 ½% springing lien notes includes $100 million in notes issued to BlackRock in connection with the transaction. The $1.8 billion in 12 ½% springing lien notes represents the amount outstanding as of December 31, 2007 and does not include the additional $150 million of springing lien notes issued in January 2008 in accordance with the terms of the agreement with Citadel.

required to be segregated under Federal or other regulations to be cash equivalents. Cash and equivalents are composed of interest-bearing and non-interest-bearing deposits, certificates of deposit, commercial paper, funds due from banks and Federal funds. Cash and equivalents included $54.2 million and $4.9 million at December 31, 2007 and 2006, respectively, of overnight cash deposits that the Company is required to maintain with the Federal Reserve Bank.

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

Trading Securities—Certain trading securities and financial derivative instruments, that are not designated for hedge accounting, are bought and held principally for the purpose of selling them in the near term and are carried at estimated fair value based on quoted market prices. Realized and unrealized gains and losses on securities classified as trading held by the Bank are included in the gain (loss) of loans and securities, net line item and are derived using the specific identification cost method. Realized and unrealized gains and losses on trading securities held by broker-dealers are recorded in the principal transactions line item and are also derived by the specific identification method.

Available-for-Sale Mortgage-Backed and Investment Securities—The Company classified its debt, mortgage-backed securities and marketable equity securities as either trading or available-for-sale. None of the Company’s mortgage-backed or investment securities were classified as held-to-maturity at December 31, 2007 or 2006.

Available-for-sale securities consist of mortgage-backed securities, corporate bonds, municipal bonds, publicly traded equity securities, retained interests from securitizations and other debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses reflected as a component of accumulated other comprehensive income (“AOCI”), net of tax. Fair value is based on quoted market prices, when available. For illiquid securities, fair value is estimated by obtaining market price quotes on similar liquid securities and adjusting the price quotes to reflect differences between the two securities, such as credit risk, liquidity, term, coupon, payment characteristics and other information. Realized and unrealized gains or losses on available-for-sale securities, except for publicly traded equity securities, are computed using the specific identification cost method. Realized and unrealized gains or losses on publicly traded equity securities are computed using the average cost method. Amortization or accretion of premiums and discounts are recognized in interest income using the interest method over the life of the security. Realized gains and losses and declines in fair value judged to be other-than-temporary are included in gain (loss) on loans and securities, net; other amounts relating to corporate investments are included in gain on sales of investments, net line item in the consolidated statement of income (loss). Interest earned is included in operating interest income for banking, lending and balance sheet management operations or corporate interest income for corporate investments.

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

Mortgage- and asset-backed securities that both have an unrealized loss and are rated below “AA” by at least half of the agencies that rate the securities, as well as interest-only securities that have unrealized losses, are evaluated for impairment in accordance with Emerging Issues Task Force (“EITF”) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Accordingly, when the present value of a security’s anticipated cash flows declines below the last periodic estimate, the Company recognizes an impairment charge in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

Asset Securitization and Retained Interests—An asset securitization involves the transfer of financial assets to another entity in exchange for cash and/or beneficial interests in the assets transferred. Asset transfers in which the Company surrenders control over the financial assets are accounted for as sales to the extent that consideration, other than beneficial interests in the transferred assets, is received in the exchange in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The carrying amount of the assets transferred is allocated between the assets sold in these transactions and the retained beneficial interests, based on their relative fair values at the date of the transfer. The Company records gains or losses for the difference between the allocated carrying amount of the assets sold and the net cash proceeds received. These gains or losses are recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). Fair value is determined based on quoted market prices, if available. Generally, quoted market prices are not available for beneficial interests; therefore, the Company estimates the fair value based on the present value of the associated expected future cash flows. In determining the present value of the associated expected future cash flows, management is required to make estimates and assumptions. Key estimates and assumptions include future default rates, credit losses, discount rates, prepayment speeds and collateral repayment rates. Retained beneficial interests are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and EITF 99-20 and are included in the available-for-sale mortgage-backed and investment securities and trading securities in the consolidated balance sheet.

Loans Held-for-Sale—Loans held-for-sale consist of mortgages acquired and loans originated by the Company that are intended for sale in the secondary market. These loans are carried at the lower of cost or estimated fair value, as determined on an aggregate basis, based on quoted market price for loans with similar characteristics. Net unrealized losses are recognized in a valuation allowance by charges to income. Premiums and discounts on loans held-for-sale are deferred and recognized as part of gain (loss) on sales of loans held-for-sale, which is reported in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss), and are not accreted or amortized.

Margin Receivables—Margin receivables represent credit extended to customers and non-customers to finance their purchases of securities by borrowing against securities they currently own. Receivables from non-customers represent credit extended to principal officers and directors of the Company to finance their purchase of securities by borrowing against securities owned by them. Margin receivables to the Company’s principal officers totaled less than $1.0 million and $6.3 million as of December 31, 2007 and 2006, respectively. Securities owned by customers and non-customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. In many cases, the Company is permitted to sell or re-pledge these securities held as collateral and use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. At December 31, 2007, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.6 billion. Of this amount, $3.3 billion had been pledged or sold at December 31, 2007 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. One- to four-family loans are charged off to the extent that the carrying value of the loan exceeds the estimated net realizable value of the underlying collateral at the time of foreclosure. Home equity loans are charged-off at time of foreclosure or when the loan has been delinquent for 180 days. Credit cards are charged-off when the loan has been delinquent for 180 days. Consumer loans are charged-off when the loan has been delinquent for 120 days.

Allowance for Loan Losses—The allowance for loan losses is management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The estimate of the allowance is based on a variety of factors, including the composition and quality of the portfolio, delinquency levels and trends, probable expected losses for the next twelve months, current and historical charge-off and loss experience, current industry charge-off and loss experience, the condition of the real estate market and geographic concentrations within the loan portfolio, the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In general, the allowance for loan losses should be at least equal to twelve months of projected losses for all loan types. Management believes this level is representative of probable losses inherent in the loan portfolio at the balance sheet date. Loan losses are charged and recoveries are credited to the allowance for loan losses.

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

In accordance with SOP 98-1, the cost of internally developed software is capitalized and included in property and equipment at the point at which the conceptual formulation, design and testing of possible software project alternatives are complete and management authorizes and commits to funding the project. The Company does not capitalize pilot projects and projects where it believes that future economic benefits are less than probable. Internally developed software costs include the cost of software tools and licenses used in the development of the Company’s systems, as well as specifically identified payroll and consulting costs.

Goodwill and Other Intangibles, Net—Goodwill and other intangibles, net represents the excess of the purchase price over the fair value of net tangible assets acquired through the Company’s business combinations. The Company tests goodwill and intangible assets with indefinite lives for impairment on at least an annual basis or when certain events occur. The Company evaluates the remaining useful lives of other intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Servicing Rights—Servicing assets are recognized when the Company sells a loan and retains the related servicing rights. In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. The Company adopted this statement on January 1, 2007 and the impact was not material to the Company’s financial condition, results of operations or cash flows. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value. For subsequent measurements, SFAS No. 156 permits companies to choose between using an amortization method or a fair value measurement method for reporting purposes. As of December 31, 2007, the Company continued to account for servicing rights under the amortization method. The fair value of the servicing retained is estimated based on market quotes for similar servicing assets. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. The Company measures impairment by stratifying the servicing assets based on the characteristics of the underlying loans and by interest rates. Impairment is recognized through a valuation allowance for each stratum. The valuation allowance is adjusted to reflect the excess of the servicing assets’ cost basis for a given stratum over its fair value. Any fair value in excess of the cost basis of servicing assets for a given stratum is not recognized. The Company estimates the fair value of each stratum based on an industry standard present value of cash flows model. The Company recognizes both amortization of servicing rights and impairment charges in service charges and fees in the consolidated statement of income (loss). Servicing assets are included in the other assets line item in the consolidated balance sheet. As of January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method. The transition adjustment to opening retained earnings as of January 1, 2008 related to the fair value measurement election did not have a material impact on the Company’s financial condition. In addition, the Company does not expect the fair value measurement election to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods.

Real Estate Owned and Repossessed Assets—Included in the other assets line item in the consolidated balance sheet is real estate acquired through foreclosure and repossessed consumer assets. Real estate properties acquired through foreclosures, commonly referred to as REO and repossessed assets, are recorded at fair value, less estimated selling costs at acquisition.

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which prescribes the use of the asset and liability method whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect. Valuation allowances are established, when necessary, to reduce deferred tax assets when it is more likely than not that a portion or all of a given deferred tax asset will not be realized. In accordance with SFAS No. 109, income tax expense includes (i) deferred tax expense, which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a taxing authority. Uncertain tax positions are only recognized to the extent they satisfy the criteria under Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which states that an uncertain tax position must be more likely than not of being sustained upon examination. The amount of tax benefit recognized is the largest amount of tax benefit that is more than fifty percent likely of being sustained on ultimate settlement of an uncertain tax position.

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

Mandatory Convertible Debt—The Company accounts for its mandatory convertible debt by allocating the proceeds using the relative fair value of the stock purchase contracts and the debt securities on the date of issuance. The issue costs are deferred and allocated to the debt securities and the stock purchase contracts based on their relative fair values at issuance date. The portion of issuance costs allocated to the debt is amortized to corporate interest expense over the life of the debt using the interest method.

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

Foreign Currency Translation—Assets and liabilities of consolidated subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars, the functional currency of the Company, using the exchange rate in effect at each period end. Revenues and expenses are translated at the weighted average exchange rate during the period. The effects of foreign currency translation adjustments arising from differences in exchange rates from period to period are deferred and included in AOCI for subsidiaries whose functional currency is their local currency. Currency transaction gains or losses, derived on monetary assets and liabilities stated in a currency other than the functional currency, are recognized in current operations and have not been significant to the Company’s operating results in any period.

Advertising and Market Development—Advertising production costs are expensed when the initial advertisement is run. Costs of print advertising are expensed as the services are received.

Share-Based Payments—Effective July 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, using the modified prospective application method to account for its share-based compensation plans. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 – Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which the Company has elected to adopt. This allows the Company to use the alternative transition method provided for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

Under this transition method, compensation cost includes the portion of options and awards vesting in the period for (1) all share-based payments granted prior to but not vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation and (2) all share-based payments granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost for options granted prior to July 1, 2005 is recognized on an accelerated amortization method over the vesting period of the options using an estimated forfeiture rate. Compensation cost for options granted on or after July 1, 2005 is recognized on a straight-line basis over the vesting period using an estimated forfeiture rate.

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

The following table illustrates the effect on the Company’s reported net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in periods prior to July 1, 2005 (dollars in thousands, except per share amounts):

Year Ended December 31, 2005
Net income, as reported	$430,412
Add back: Stock-based employee compensation expense, net of tax included in reported net income, net of tax	11,356
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(18,733)

Pro forma net income	$423,035

Income per share:
Basic—as reported	$1.16

Basic—pro forma	$1.14

Diluted—as reported	$1.12

Diluted—pro forma	$1.10

The underlying assumptions to these fair value calculations are discussed in Note 20—Employee Share-Based Payments and Other Benefits.

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

Earnings Per Share—Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The mandatory convertible notes, as discussed in Note 15—Corporate Debt, will be reflected in diluted earnings (loss) per share calculations using the treasury stock method as defined by SFAS No. 128, Earnings per Share. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period.

Financial Derivative Instruments and Hedging Activities—The Company enters into derivative transactions to hedge against the risk of market price or interest rate movements on the value of certain assets, liabilities and future cash flows. The Company must also recognize certain contracts and commitments as derivatives, whether freestanding or embedded, when the characteristics of those contracts and commitments meet the definition of a derivative promulgated by SFAS No. 133, as amended.

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

Fair value hedges are accounted for by recording the fair value of the financial derivative instrument and the change in fair value of the asset or liability being hedged on the consolidated balance sheet with the net difference, or hedge ineffectiveness, reported as fair value adjustments of financial derivatives in other expense excluding interest in the consolidated statement of income (loss). Cash payments or receipts and related accruals during the reporting period on derivatives included in fair value hedge relationships are recorded as an adjustment to interest income on the hedged asset or liability. If a financial derivative in a fair value hedging relationship is no longer effective, de-designated from its hedging relationship or terminated, the Company discontinues fair value hedge accounting for the derivative and the hedged item. Changes in the fair value of these derivative instruments no longer designated in an accounting hedge relationship are recorded in gain (loss) on loans and securities, net, in the consolidated statement of income (loss). The accumulated adjustment of the carrying amount of the hedged interest-earning asset or liability is recognized in earnings as an adjustment to interest income over the expected remaining life of the asset using the effective interest method.

Cash flow hedges are accounted for by recording the fair value of the financial derivative instrument as either a freestanding asset or a freestanding liability in the consolidated balance sheet, with the effective portion of the change in fair value of the financial derivative recorded in AOCI, net of tax in the consolidated balance sheet. Amounts are then included in operating interest expense as a yield adjustment in the same period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the financial derivative is reported as fair value adjustments of financial derivatives in other expense excluding interest in the consolidated statement of income (loss). If it becomes probable that a hedged forecasted transaction will not occur, amounts included in AOCI related to the specific hedging instruments are reported as gain (loss) on loans and securities, net in the consolidated statement of income (loss). Derivative gains and losses that are not held as accounting hedges are recognized as gain (loss) on loans and securities, net in the consolidated statement of income (loss) as these derivatives do not qualify for hedge accounting under SFAS No. 133, as amended. If a financial derivative ceases to be highly effective as a hedge, hedge accounting is discontinued prospectively and the financial derivative instrument continues to be recorded at fair value with changes in fair value being reported in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

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

Commission—The Company derives commission revenue from its retail and institutional customers. Commission revenue from securities transactions are recognized on a trade date basis. The Company receives commissions for providing certain institutional customers with market research and other information, which is a common industry practice. Direct costs from these arrangements are expensed as the commissions are received, in proportion to the cost of the total arrangement. As a result, payments for independent research are deferred or accrued to properly match expenses at the time commission revenue is earned. For these arrangements, payments for independent research of $2.9 million were deferred and costs of $6.1 million were accrued at December 31, 2007 and payments of $5.2 million were deferred and costs of $16.6 million were accrued at December 31, 2006.

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

Gain (Loss) on Loans and Securities, Net—Gains or losses on sales of originated loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans sold, less related transaction costs. In cases where the Company retains the servicing rights associated with loans sold, the gain (loss) recognized is the difference between cash received and the allocated basis of the loans sold, less the related transaction costs. In accordance with SFAS No. 140, the allocated basis of the loans, which is determined at the sale date, is the result of the allocation of basis between the loans sold and the associated servicing right, based on the relative fair values of the loans at the date of transfer.

Gain (loss) on loans and securities, net includes gains or losses resulting from sales of loans purchased for resale; the sale or impairment of available-for-sale mortgage-backed and investment securities; and gains or losses on financial derivatives that are not accounted for as hedging instruments under SFAS No. 133, as amended. Gains or losses resulting from the sale of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans, less related transaction costs. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the related loans are sold. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold.

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

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The provisions of SFAS No. 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. The Company adopted this statement on January 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, the effects of which were not material to the financial condition, results of operations or cash flows. The Company elected to defer adoption of this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, for which, the Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted this statement on January 1, 2008. The Company elected the fair value option for Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million.

FIN No. 48—Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109

In July 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. The interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity. The impact of adoption was a $14.9 million reduction to beginning retained earnings. For additional information regarding the adoption of FIN 48, see Note 17—Income Taxes.

Staff Accounting Bulletin (“SAB”) No. 109—Written Loan Commitments Recorded at Fair Value Through Earnings

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”), which becomes effective for the Company January 1, 2008. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”), and states, consistent with the guidance in SFAS No. 156 and SFAS No. 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 retains the view expressed in SAB No. 105 that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company does not expect the adoption of SAB No. 109 to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 2—BUSINESS COMBINATIONS

The Company did not complete any business combinations in 2007. During 2006 and 2005, the Company completed several business combinations and asset acquisitions which were all accounted for under the purchase method of accounting. The purchase prices have been allocated to the net assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition. The results of operations of each are included in the Company’s consolidated statement of income from the date of each acquisition.

2006 Acquisitions

Retirement Advisors of America

On August 1, 2006, the Company completed its acquisition of RAA, a Dallas, Texas-based investment advisor managing over $1 billion in assets. The aggregate purchase price of approximately $24.9 million included $19.8 million, or 0.8 million shares, in common stock issued and $5.1 million in cash. At acquisition, the purchase price included approximately $0.1 million in net assets acquired, $9.5 million in customer list and other intangibles and $1.6 million held in escrow, with the remaining $13.7 million recorded as goodwill. As of December 31, 2007, none of the purchase price remained in escrow. The intangible assets will be amortized over approximately 18 years on an accelerated basis from the date of acquisition.

2005 Acquisitions

BrownCo

On November 30, 2005, the Company completed its acquisition of BrownCo, an online discount brokerage business with approximately 186,000 customer accounts, from JP Morgan Chase & Co. for an aggregate purchase price of approximately $1,629.7 million in cash including $691.8 million, or 39.7 million shares, in common stock issued. At acquisition, the purchase price included approximately $306.6 million in net assets acquired, $269.7 million in customer list and noncompete intangibles, $9.0 million in contracts and employee termination liabilities, with the remaining $1,062.4 million recorded as goodwill. Regulatory capital of $294.5 million was included in the purchase price. The intangible assets will be amortized over approximately 21 years on an accelerated basis from the date of acquisition.

Harrisdirect

On October 6, 2005, the Company completed its acquisition of Harrisdirect, a U.S.-based online discount brokerage business with approximately 425,000 customer accounts, from BMO Financial Group for an aggregate purchase price of approximately $709.0 million in cash. At acquisition, the purchase price included approximately $22.3 million in net assets acquired, $156.4 million in customer list and noncompete intangibles, $11.1 million in contract and employee termination liabilities, with the remaining $541.4 million recorded as goodwill. Regulatory capital of $16.0 million was included in the purchase price. The intangible assets will be amortized over approximately 19 years on an accelerated basis from the date of acquisition.

Wealth Management Advisors

The Company acquired Kobren on November 2, 2005 and Howard Capital on January 1, 2005. Both companies are registered investment advisory firms. At acquisition, the companies combined had over $1.5 billion in assets under management. The Company recorded $24.6 million of intangible assets and $7.6 million of goodwill related to the acquisitions. The intangible assets will be amortized over approximately 20 years on an accelerated basis from the date of acquisition. In accordance with the terms of the acquisitions, the Company may pay additional cash and stock if certain revenue and earnings targets are met. As of December 31, 2007, the Company estimates it will pay an additional $31.8 million related to these milestones, based on the most current projections.

NOTE 3—DISCONTINUED OPERATIONS

The Company had no discontinued operations in 2007. In 2006, the Company completed the sale of E*TRADE Professional Trading, LLC. In 2005, the Company sold its Consumer Finance Corporation and exited the institutional proprietary trading business conducted by E*TRADE Professional Securities, LLC. All of these transactions, except Consumer Finance Corporation’s servicing operations, were accounted for as discontinued operations as of December 31, 2006 and 2005.

Below is a table summarizing the gains (losses), net of taxes, resulting from the sale and closure of discontinued operations (dollars in thousands):

	Year Ended December 31,
	2006	2005
E*TRADE Professional(1)	$2,593	$(2,421)
Consumer Finance Corporation-origination business(2)	173	6,444

Gain, net of tax, on disposal of discontinued operations	$2,766	$4,023

(1)

The sale of E*TRADE Professional Trading, LLC and the exit of the institutional proprietary trading business conducted by E*TRADE Professional Securities, LLC were included in the results of the institutional segment.

(2)

The sale of Consumer Finance Corporation was included in the results of the retail segment. The gain on the servicing business, which was not accounted for as a discontinued operation, is recorded in facility restructuring and other exit activities.

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

The following table summarizes the results of discontinued operations for the proprietary and agency trading businesses (dollars in thousands):

	Year Ended December 31,
	2006	2005
Net revenue	$5,526	$21,408

Loss from discontinued operations	$(1,181)	$(11,103)
Income tax benefit	(460)	(3,784)

Loss from discontinued operations, net of tax	$(721)	$(7,319)

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

The following table summarizes the results of discontinued operations for the origination business (dollars in thousands):

Year Ended December 31, 2005
Net loss	$(7,750)

Loss from discontinued operations	$(22,959)
Income tax benefit	(8,783)

Loss from discontinued operations, net of tax	$(14,176)

NOTE 4—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Restructuring of institutional equity business	$17,094	$—	$—
Exit of wholesale mortgage origination channel	3,621	—	—
2003 Restructuring Plan	11	(963)	2,002
2001 Restructuring Plan	(500)	(367)	1,096
Exit of Consumer Finance Corporation—servicing business	—	—	(35,496)
Other exit activities	13,000	29,867	2,381

Total facility restructuring and other exit activities	$33,226	$28,537	$(30,017)

Exit of Non-Core Operations

Toward the end of the third quarter in 2007, the Company announced a plan to simplify and streamline the business by exiting and/or restructuring certain non-core operations, including the wholesale mortgage origination channel and the institutional equity business.

Institutional Equity Business

In institutional, the Company has taken steps to restructure the institutional equity business to focus on areas that complement order flow generated by retail customers. As a result of this exit, the Company incurred costs of $9.1 million for facilities consolidation and asset write-off costs, $7.0 million in severance costs and $1.0 million of other costs related to the exit for the year ended December 31, 2007. The total charge for this exit activity is expected to be between $20.0 million and $25.0 million, all of which will be recorded to the institutional segment.

Wholesale Mortgage Origination Channel

In lending, the Company exited its wholesale mortgage origination channel, and repositioned the lending business to focus on direct retail originations. As a result of this exit, the Company incurred costs of $2.7 million for facilities consolidation and asset write-off costs and $0.9 million in severance costs for the year ended December 31, 2007. The facility consolidation charge primarily related to charges to exit the facilities located in San Ramon, CA, Englewood, CO and Melville, NY. The total charge for this exit activity was $3.6 million, majority of which has been recorded in the retail segment. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect those costs to be significant.

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

In 2004, the Company completed its exit of the Enlight Holdings, LLC product offering resulting in adjustments to estimated costs associated with its exit. In 2007 and 2006, the Company made additional adjustments to previously estimated costs associated with the consolidation of facilities in California. The rollforward of the 2003 Restructuring Plan reserve is presented below (dollars in thousands):

	Facility Consolidation	Other	Total
Total 2003 Restructuring Reserve, originally recorded in 2003	$55,010	$57,960	$112,970
Activity through December 31, 2005:
Adjustments and additional charges	4,500	(641)	3,859
Cash payments	(21,539)	(18,949)	(40,488)
Non-cash charges	(19,254)	(38,370)	(57,624)

Restructuring liabilities at December 31, 2005	18,717	—	18,717
Activity for the year ended December 31, 2006:
Adjustments and additional charges	(963)	—	(963)
Cash payments	(4,832)	—	(4,832)

Restructuring liabilities at December 31, 2006	12,922	—	12,922
Activity for the year ended December 31, 2007:
Adjustments and additional charges	11	—	11
Non-cash charges	92	—	92
Cash payments	(5,287)	—	(5,287)

Total facility restructuring liabilities at December 31, 2007	$7,738	$—	$7,738

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

	Facility Consolidation	Asset Write-Off	Other	Total
Total 2001 Restructuring Reserve, originally recorded in 2001	$128,469	$52,532	$21,764	$202,765
Activity through December 31, 2005:
Adjustments and additional charges	21,947	1,852	4,272	28,071
Cash payments	(101,698)	(507)	(19,434)	(121,639)
Non-cash charges	(41,263)	(53,877)	(5,810)	(100,950)

Restructuring liabilities at December 31, 2005	7,455	—	792	8,247
Activity for the year ended December 31, 2006:
Adjustments and additional charges	(732)	—	365	(367)
Cash payments	(2,030)	—	(1,073)	(3,103)

Restructuring liabilities at December 31, 2006	4,693	—	84	4,777
Activity for the year ended December 31, 2007:
Adjustments and additional charges	(416)	—	(84)	(500)
Non-cash charges	(37)	—	—	(37)
Cash payments	(993)	—	—	(993)

Total facility restructuring liabilities at December 31, 2007	$3,247	$—	$—	$3,247

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

Other Exit Activities

In the fourth quarter of 2007, the Company decided to consolidate and relocate certain of its facilities. The Company incurred $9.2 million related to facilities consolidation and relocation primarily related to the operating leases in Arlington, VA and Tampa, FL. Additionally, the Company incurred $3.1 million in connection with reorganizing the management structure of the Balance Sheet Management business, including changing the nature and focus of its operations.

In 2006, the Company decided to relocate certain functions out of the state of California as well as outsource certain clearing operations and costs related to the relocation of certain accounting functions. The Company incurred charges of $0.9 million and $29.2 million for the years ended December 31, 2007 and 2006, respectively, related to costs for exiting those facilities. The total charge for this exit activity was $30.1 million, all of which has been recorded in the retail segment. The Company expects to incur charges in future periods as it periodically evaluates the estimates made in connection with this activity; however, the Company does not expect those costs to be significant.

For the year ended December 31, 2005, other exit activities were primarily related to the liquidation of the E*TRADE Money Market Funds, partially offset by the revision of previous estimates of various exit activities. The liquidation costs primarily related to customer notification, severance and reimbursement of losses taken on sales of securities.

Facility Consolidation Obligations

The components of the facility consolidation restructuring liabilities for the 2003 and 2001 Restructuring Plans and other exit activities at December 31, 2007 and their timing are as follows (dollars in thousands):

	Facilities Obligations	Sublease Income		Discounted Rents and Sublease	Net
		Contracted	Estimate
Years ending December 31,
2008	$15,722	$(1,837)	$(2,431)	$(818)	$10,636
2009	11,533	(1,683)	(4,530)	(386)	4,934
2010	7,861	(838)	(3,977)	(121)	2,925
2011	1,694	—	(1,502)	(35)	157
2012	1,708	—	(1,518)	(21)	169
Thereafter	773	—	(627)	(5)	141

Total future facility consolidation obligations	$39,291	$(4,358)	$(14,585)	$(1,386)	$18,962

NOTE 5—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Operating interest income:
Loans, net	$1,986,034	$1,364,873	$828,717
Mortgage-backed and investment securities	880,217	754,340	524,243
Margin receivables	519,099	474,500	159,442
Other	184,361	180,966	137,862

Total operating interest income	3,569,711	2,774,679	1,650,264

Operating interest expense:
Deposits	(821,955)	(531,217)	(232,312)
Repurchase agreements and other borrowings	(643,382)	(549,085)	(374,337)
FHLB advances	(364,442)	(165,545)	(126,495)
Other	(130,877)	(128,800)	(46,020)

Total operating interest expense	(1,960,656)	(1,374,647)	(779,164)

Net operating interest income	$1,609,055	$1,400,032	$871,100

NOTE 6—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,638,676	$86	$(308,633)	$9,330,129
Collateralized mortgage obligations and other	1,170,360	2	(47,107)	1,123,255

Total mortgage-backed securities	10,809,036	88	(355,740)	10,453,384

Investment securities:
Debt securities:
Municipal bonds	320,521	58	(6,231)	314,348
Corporate bonds	36,557	2,134	(3,412)	35,279
Other debt securities	78,836	1	(1,546)	77,291

Total debt securities	435,914	2,193	(11,189)	426,918
Publicly traded equity securities:
Preferred stock	505,498	—	(134,094)	371,404
Corporate investments	1,460	—	(189)	1,271
Retained interests from securitizations	980	1,091	—	2,071

Total investment securities	943,852	3,284	(145,472)	801,664

Total available-for-sale securities	$11,752,888	$3,372	$(501,212)	$11,255,048

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,375,444	$688	$(266,825)	$9,109,307
Collateralized mortgage obligations and other	1,127,650	296	(19,561)	1,108,385

Total mortgage-backed securities	10,503,094	984	(286,386)	10,217,692

Investment securities:
Debt securities:
Asset-backed securities	2,163,538	9,929	(11,739)	2,161,728
Municipal bonds	620,261	13,316	(830)	632,747
Corporate bonds	105,692	481	(1,655)	104,518
Other debt securities	80,623	—	(5,743)	74,880

Total debt securities	2,970,114	23,726	(19,967)	2,973,873
Publicly traded equity securities:
Preferred stock	455,801	4,905	(2,032)	458,674
Corporate investments	12,040	13,691	(1,592)	24,139
Retained interests from securitizations	2,930	463	—	3,393

Total investment securities	3,440,885	42,785	(23,591)	3,460,079

Total available-for-sale securities	$13,943,979	$43,769	$(309,977)	$13,677,771

Contractual Maturities

The contractual maturities of available-for-sale debt securities, including mortgage-backed and debt securities, at December 31, 2007 are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$12,086	$14,212
Due within one to five years	488	482
Due within five to ten years	78,159	76,613
Due after ten years	11,154,217	10,788,995

Total available-for-sale debt securities	$11,244,950	$10,880,302

The Company pledged $10.1 billion and $11.1 billion at December 31, 2007 and 2006, respectively, of available-for-sale securities as collateral for federal reserves, repurchase agreements and short-term borrowings.

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,394,002	$(6,802)	$7,849,331	$(301,831)	$9,243,333	$(308,633)
Collateralized mortgage obligations and other	537,522	(25,415)	585,629	(21,692)	1,123,151	(47,107)
Debt securities:
Municipal bonds	272,698	(4,898)	29,052	(1,333)	301,750	(6,231)
Corporate bonds	—	—	21,935	(3,412)	21,935	(3,412)
Other debt securities	—	—	76,433	(1,546)	76,433	(1,546)
Publicly traded equity securities:
Preferred stock	355,942	(134,094)	—	—	355,942	(134,094)
Corporate investments	—	—	173	(189)	173	(189)

Total temporarily impaired securities	$2,560,164	$(171,209)	$8,562,553	$(330,003)	$11,122,717	$(501,212)

December 31, 2006:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,482,684	$(38,671)	$7,551,572	$(228,154)	$9,034,256	$(266,825)
Collateralized mortgage obligations and other	399,779	(2,258)	640,811	(17,303)	1,040,590	(19,561)
Debt securities:
Asset-backed securities	358,628	(2,520)	629,889	(9,219)	988,517	(11,739)
Municipal bonds	58,548	(467)	28,326	(363)	86,874	(830)
Corporate bonds	765	(23)	72,661	(1,632)	73,426	(1,655)
Other debt securities	—	—	72,750	(5,743)	72,750	(5,743)
Publicly traded equity securities:
Preferred stock	37,663	(420)	25,971	(1,612)	63,634	(2,032)
Corporate investments	8,486	(1,386)	156	(206)	8,642	(1,592)

Total temporarily impaired securities	$2,346,553	$(45,745)	$9,022,136	$(264,232)	$11,368,689	$(309,977)

The Company does not believe that any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are “AAA” rated. The Company has the intent and ability to hold the securities in an unrealized loss position at December 31, 2007 until the market value recovers or the securities mature. Municipal bonds, corporate bonds and other debt securities are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.

Within the securities portfolio, the asset-backed securities portfolio had the greatest exposure to the crisis in the residential real estate and credit markets. Based on its evaluation, the Company recorded other-than-temporary impairment charges for its asset-backed securities of $168.7 million in the second half of 2007. During the fourth quarter of 2007, we observed a significant decline in the fair value of our entire asset-backed securities portfolio. The declines in fair value followed a series of rating agency downgrades of securities in this sector, which we believe led to a substantial decline in secondary market liquidity for these securities.

In connection with the Citadel Investment in the fourth quarter of 2007, the Company sold the entire asset-backed securities portfolio for a loss of $2.2 billion for the year ended December 31, 2007. The Company recorded $2.8 million and $40.3 million of impairment charges in its securities portfolios for the years ended December 31, 2006 and 2005, respectively.

The detailed components of the gain (loss) on loans and securities, net and gain on sales of investments, net line items on the consolidated statement of income (loss) are shown below.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Realized gain on sales of originated loans	$5,227	$12,018	$54,847
Realized loss on sales of loans held-for-sale	(9,141)	(6,775)	(1,208)
Gain (loss) on securities, net
Realized gains on sales of available-for-sale securities	23,399	70,710	171,767
Realized losses on sales of available-for-sale securities	(26,310)	(17,494)	(98,603)
Realized loss on asset-backed securities sale to Citadel	(2,241,031)	—	—
Losses on impairment	(168,739)	(1,504)	(38,343)
Gains (loss) on sales of trading securities	(33,441)	(969)	10,398

Total gain (loss) on securities, net	(2,446,122)	50,743	45,219

Gain (loss) on loans and securities, net	$(2,450,036)	$55,986	$98,858

Gain on Sales of Investments, Net

Gain on sales of investments, net are as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Realized gain on sales of publicly traded equity securities	$36,053	$71,815	$82,667
Other(1)	(73)	(1,019)	477

Gain on sales of investments, net	$35,980	$70,796	$83,144

(1)	Includes realized gain of $1.0 million and $2.5 million and impairments on retained interests from securitizations of $1.3 million and $2.0 million for the years ended December 31, 2006 and 2005, respectively. There was no activity related to retained interests in 2007.

In 2007, the gain on sales of publicly traded equity securities was primarily a result of the sales of the Company’s holdings in E*TRADE Australia and E*TRADE Korea. In 2006, the gains on sales of publicly traded equity securities primarily included the sales of the Company’s holdings in International Securities Exchange and Softbank Investment Corporation of $64.2 million and $7.5 million respectively. In 2005 the gain primarily included the sale of the Company’s holdings in Softbank Investment Corporation.

NOTE 7—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	December 31,
	2007	2006
Loans held-for-sale	$100,539	$283,496

Loans receivable, net:
One- to four-family	15,506,529	10,870,214
Home equity	11,901,324	11,809,008
Consumer and other loans:
Recreational vehicle	1,910,454	2,292,356
Marine	526,580	651,764
Commercial	272,156	219,008
Credit card	90,764	128,583
Other	23,334	81,239

Total consumer and other loans	2,823,288	3,372,950

Total loans receivable	30,231,141	26,052,172
Unamortized premiums, net	315,866	388,153
Allowance for loan losses	(508,164)	(67,628)

Total loans receivable, net	30,038,843	26,372,697

Total loans, net	$30,139,382	$26,656,193

In addition to these loans, the Company had commitments to originate, buy and sell loans at December 31, 2007 (see Note 23—Commitments, Contingencies and Other Regulatory Matters).

The following table shows the percentage of adjustable and fixed-rate loans in the Company’s portfolio (dollars in thousands):

	December 31, 2007		December 31, 2006
	$ Amount	% of Total	$ Amount	% of Total
Adjustable rate loans:
One- to four-family	$11,853,216	39.1%	$5,425,627	20.6%
Home equity	8,367,860	27.6	8,005,452	30.4
Consumer and other	363,482	1.2	347,591	1.3

Total adjustable rate loans	20,584,558	67.9	13,778,670	52.3
Fixed rate loans	9,747,481	32.1	12,553,307	47.7

Total loans(1)	$30,332,039	100.0%	$26,331,977	100.0%

(1)	Includes the principal of held-for-sale loans of $0.1 billion and $0.3 billion at December 31, 2007 and 2006.

The weighted-average remaining maturity of mortgage loans secured by one- to four-family residences was 337 and 340 months at December 31, 2007 and 2006, respectively. Additionally, all mortgage loans outstanding at December 31, 2007 and 2006 in the held-for-investment portfolio were serviced by other companies.

The Company actively sells loans including loans that it originally purchased from third parties. A summary of these activities is presented below (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Loans sold:
Originated	$1,354,523	$907,524	$2,728,094
Purchased	885,026	590,211	1,028,747

Total loans sold	$2,239,549	$1,497,735	$3,756,841

Gain (loss) on sales of loans:
Originated	$5,227	$12,018	$54,847
Purchased	(9,141)	(6,775)	(1,208)

Total gain (loss) on sales of loans, net	$(3,914)	$5,243	$53,639

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Allowance for loan losses, beginning of period	$67,628	$63,286	$47,681
Provision for loan losses	640,078	44,970	54,016
Charge-offs	(227,679)	(61,843)	(56,847)
Recoveries	28,137	21,215	18,436

Net charge-offs	(199,542)	(40,628)	(38,411)

Allowance for loan losses, end of period	$508,164	$67,628	$63,286

During 2007, the allowance for loan losses increased by $440.5 million. This increase was driven primarily by an increase of $427.5 million in the allowance allocated to the home equity loan portfolio, which deteriorated significantly during the second half of 2007.

Net charge-offs for the year ended December 31, 2007 increased by $158.9 million compared to the same period in 2006. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the deterioration of the home equity loan portfolio, described above.

We classify loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. The following table provides the breakout of nonperforming loans by type (dollars in thousands):

	December 31,
	2007	2006
One- to four-family(1)	$181,315	$33,588
Home equity	229,523	32,216
Credit card	3,769	3,795
Recreational vehicle	2,235	2,579
Other	1,600	2,532

Total nonperforming loans	$418,442	$74,710

(1)	One- to four-family excludes held-for-sale loans of $0.1 million and $0.6 million at December 31, 2007 and 2006.

If the Company’s nonperforming loans at December 31, 2007 had been performing in accordance with their terms, the Company would have recorded additional interest income of approximately $19.9 million, $1.9 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, we recognized $18.4 million in interest on loans that were in nonperforming status at December 31, 2007. At December 31, 2007 and 2006, there were no commitments to lend additional funds to any of these borrowers.

During the first quarter of 2007, the Company entered into a credit default swap (“CDS”) on $4.0 billion of its first-lien residential real estate loan portfolio through a synthetic securitization structure. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS the Company entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because it transferred a portion of the Company’s credit risk to an unaffiliated third party.

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives and the related hedged items are recognized currently in earnings. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in other expense excluding interest in the consolidated statement of income (loss).

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
December 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$527,000	$—	$(21,318)	$(21,318)	5.11%	5.16%	N/A	7.00
Receive-fixed interest rate swaps:
Corporate debt	1,214,000	57,760	—	57,760	7.04%	7.71%	N/A	5.32
Brokered certificates of deposit	110,948	—	(1,343)	(1,343)	4.97%	5.33%	N/A	11.46
FHLB advances	100,000	—	(194)	(194)	5.03%	3.64%	N/A	1.79
Purchased interest rate options(1):
Swaptions(2)	905,000	17,881	—	17,881	N/A	N/A	5.40%	10.20

Total fair value hedges	$2,856,948	$75,641	$(22,855)	$52,786	6.30%	6.68%	5.40%	7.29

December 31, 2006:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$4,774,000	$22,399	$(25,894)	$(3,495)	5.12%	5.36%	N/A	4.20
Recreational vehicle loans	2,030,000	—	(8,046)	(8,046)	5.46%	5.35%	N/A	1.62
Home equity loans	490,000	—	(2,625)	(2,625)	5.40%	5.35%	N/A	2.16
Investment securities	335,162	1,128	(2,887)	(1,759)	5.07%	5.37%	N/A	6.69
Asset backed securities	232,000	1,013	—	1,013	5.08%	5.37%	N/A	6.52
Receive-fixed interest rate swaps:
Brokered certificates of deposit	127,138	—	(3,392)	(3,392)	5.31%	5.21%	N/A	11.41
FHLB advances	100,000	—	(3,534)	(3,534)	5.35%	3.64%	N/A	2.79
Purchased interest rate options(1):
Caps	6,720,000	38,237	—	38,237	N/A	N/A	5.36%	2.18
Swaptions(2)	3,338,000	50,218	—	50,218	N/A	N/A	5.37%	10.69
Floors	1,200,000	19,786	—	19,786	N/A	N/A	4.74%	4.81

Total fair value hedges	$19,346,300	$132,781	$(46,378)	$86,403	5.22%	5.34%	5.30%	4.44

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the years ended December 31, 2007 and 2006, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive income as unrealized gains or losses. The amounts in accumulated other comprehensive income are then included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding affects earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $53.1 million of net unrealized gains that are currently reflected in accumulated other comprehensive income in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to our financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average			Remaining Life (Years)
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate
December 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,105,000	$—	$(136,867)	$(136,867)	5.47%	5.13%	N/A	11.38
FHLB advances	800,000	—	(37,748)	(37,748)	5.25%	5.15%	N/A	9.65
Purchased interest rate options(1):
Caps	4,410,000	26,260	—	26,260	N/A	N/A	5.06%	2.62
Floors	1,400,000	31,205	—	31,205	N/A	N/A	6.86%	2.61

Total cash flow hedges	$8,715,000	$57,465	$(174,615)	$(117,150)	5.41%	5.14%	5.50%	5.38

December 31, 2006:
Pay-fixed interest rate swaps:
Repurchase agreements	$3,435,000	$7,683	$(21,823)	$(14,140)	5.36%	5.36%	N/A	5.90
FHLB advances	730,000	3,671	(3,301)	370	5.16%	5.37%	N/A	8.56
Purchased interest rate options(1):
Caps	4,690,000	62,710	—	62,710	N/A	N/A	5.05%	3.36
Floors	1,900,000	643	—	643	N/A	N/A	4.05%	2.09

Total cash flow hedges	$10,755,000	$74,707	$(25,124)	$49,583	5.33%	5.36%	4.76%	4.30

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(27,844)	$(70,831)	$(118,018)
Unrealized gains (losses), net	(116,101)	36,409	7,032
Reclassifications into earnings, net	11,722	6,578	40,155

Ending balance	$(132,223)	$(27,844)	$(70,831)

Derivatives terminated during the period:
Notional	$11,435,000	$10,675,000	$17,920,000
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$(17,530)	$80,198	$2,228
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$1,090	$10,043	$65,110

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 16 days to more than 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(144,337)	$(50,158)	$(36,736)
Discontinued cash flow hedges	12,114	22,314	(34,095)

Total cash flow hedges	$(132,223)	$(27,844)	$(70,831)

Hedge Ineffectiveness

In accordance with SFAS No. 133, as amended, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged. These amounts are reflected in the other expense excluding interest line item in the consolidated statement of income (loss). Cash flow and fair value ineffectiveness are re-measured on a quarterly basis. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Fair value hedges	$(4,673)	$(1,409)	$(4,937)
Cash flow hedges	(336)	(93)	45

Total hedge ineffectiveness	$(5,009)	$(1,502)	$(4,892)

Mortgage Banking Activities

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding. These commitments are referred to as Interest Rate Lock Commitments (“IRLCs”). IRLCs on loans that the Company intends to sell are considered to be derivatives and are, therefore, recorded at fair value with changes in fair value recorded in earnings. For purposes of determining fair value, the Company estimates the fair value of an IRLC based on the estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The fair value excludes the market value associated with the anticipated sale of servicing rights related to each loan commitment. The fair value of these IRLCs was a $0.06 million and a $0.02 million liability at December 31, 2007 and 2006, respectively.

The Company also designates fair value relationships of closed loans held-for-sale against a combination of mortgage forwards and short treasury positions. Short treasury relationships are economic hedges, rather than fair value or cash flow hedges. Short treasury positions are marked-to-market, but do not receive hedge accounting treatment under SFAS No. 133, as amended. The mark-to-market of the mortgage forwards is included in the net change of the IRLCs and the related hedging instruments. The fair value of the mark-to-market on closed loans was a $1.2 thousand and $1.7 million asset at December 31, 2007 and 2006, respectively.

IRLCs, as well as closed loans held-for-sale, expose the Company to interest rate risk. The Company manages this risk by selling mortgages or mortgage-backed securities on a forward basis referred to as forward sale agreements. Changes in the fair value of these derivatives are included as gain (loss) on loans and securities, net in the consolidated statement of income (loss). The net change in IRLCs, closed loans, mortgage forwards and the short treasury positions generated a net loss of $2.4 million in 2007, a net gain of $1.6 million in 2006 and a net loss of $0.4 million in 2005.

Credit Risk

Credit risk is managed by limiting activity to approved counterparties and setting aggregate exposure limits for each approved counterparty. The credit risk, or maximum exposure, which results from interest rate swaps and purchased interest rate options is represented by the fair value of contracts that have unrealized gains at the reporting date. Conversely, we have $197.5 million of derivative contracts with unrealized losses at December 31, 2007. The Company pledged approximately $87.4 million of its mortgage-backed securities as collateral of derivative contracts.

While the Company does not expect that any counterparty will fail to perform, the following table shows the maximum exposure associated with each counterparty to interest rate swaps and purchased interest rate options at December 31, 2007 (dollars in thousands):

Counterparty	Credit Risk
Bank of America	$48,161
Lehman Brothers	29,136
JP Morgan	18,878
Union Bank of Switzerland	15,562
Credit Suisse First Boston	11,047
Royal Bank of Scotland	6,164
Morgan Stanley	2,215
Salomon Brothers	1,943

Total exposure	$133,106

NOTE 9—PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (dollars in thousands):

	December 31,
	2007	2006
Software	$464,384	$390,091
Equipment and transportation(1)	216,853	197,295
Leasehold improvements	115,199	92,648
Buildings	71,927	72,352
Furniture and fixtures	33,333	31,749
Land	3,853	3,428

Total property and equipment, gross	905,549	787,563
Less accumulated depreciation and amortization	(550,116)	(469,174)

Total property and equipment, net	$355,433	$318,389

(1)

As of December 31, 2007, this includes $47.4 million of aircraft that met the criteria and are being accounted for as being held-for-sale in accordance with SFAS No. 144. The net book value of the aircraft was $30.9 million and $34.1 million at December 31, 2007 and 2006, respectively.

Depreciation and amortization expense related to property and equipment was $85.4 million, $73.8 million and $75.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Software includes capitalized internally developed software costs. These costs were $64.1 million, $37.3 million and $34.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Completed projects are carried at cost and are amortized on a straight-line basis over their estimated useful lives, generally four years. Amortization expense for the capitalized amounts was $28.8 million, $26.1 million and $31.5 million for the years ended December 31, 2007, 2006 and 2005. Also included in software at December 31, 2007 is $39.9 million of internally developed software in the process of development for which amortization has not begun.

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET

The following table discloses the changes in the carrying value of goodwill for the periods presented (dollars in thousands):

Balance at December 31, 2005	$2,003,456
Purchase accounting adjustments related to 2005 acquisitions	11,953
Additions from 2006 acquisition of RAA(1)	14,116
Additions from equity method investment in Investsmart(2)	42,964
Other adjustments	431

Balance at December 31, 2006	2,072,920

Impairment of goodwill	(101,208)
Reclass of equity method investment in Investsmart(2)	(42,964)
Write off of goodwill related to exit activities	(3,741)
Purchase accounting and other adjustments	8,361

Balance at December 31, 2007	$1,933,368

(1)	Includes purchase accounting adjustments as of December 31, 2006.
(2)	The $43.0 million of goodwill related to Investsmart was reclassified to the other assets line item during 2007. See Note 11—Other Assets for further discussion.

The following table discloses the changes in the carrying value of goodwill that occurred in the retail and institutional segments (dollars in thousands):

	Retail	Institutional	Total
Balance at December 31, 2005	$1,761,848	$241,608	$2,003,456
Purchase accounting adjustments related to 2005 acquisitions	11,953	—	11,953
Additions from 2006 acquisition of RAA(1)	14,116	—	14,116
Additions from equity method investment in Investsmart(2)	38,668	4,296	42,964
Other adjustments	1,500	(1,069)	431

Balance at December 31, 2006	1,828,085	244,835	2,072,920

Impairment of goodwill	—	(101,208)	(101,208)
Reclass of equity method investment in Investsmart(2)	(38,668)	(4,296)	(42,964)
Write off of goodwill related to exit activities	—	(3,741)	(3,741)
Purchase accounting and other adjustments	6,191	2,170	8,361

Balance at December 31, 2007	$1,795,608	$137,760	$1,933,368

(1)	Includes purchase accounting adjustments as of December 31, 2006.
(2)	The $43.0 million of goodwill related to Investsmart was reclassified to the other assets line item during 2007. See Note 11—Other Assets for further discussion.

For the year ended December 31, 2007, the changes in the carrying value of goodwill are the result of the Company recognizing an impairment of goodwill related the Company’s Balance Sheet Management business. The impairment of goodwill for this business occurred during the fourth quarter of 2007, and was due primarily to the crisis in the residential real-estate and credit markets. The method used for determining the fair value of Balance Sheet Management was a combination of prices for comparable businesses and the expected present value of future cash flows of the business. In addition, there was a write-off of goodwill related to certain exit activities (see Note 3—Facility Restructuring and Other Exit Activities for further discussion). These decreases were slightly offset by purchase accounting adjustments related to earn outs and escrow releases on prior acquisitions that were made by the Company.

For the year ended December 31, 2006, the changes in the carrying value of goodwill are the result of the Company’s completion of the purchase of RAA (see Note 2—Business Combinations for further discussion). An additional $12.0 million of goodwill, primarily due to purchase accounting adjustments related to the 2005 acquisitions of BrownCo and Harrisdirect, was also recorded during 2006.

Other intangible assets with finite lives, which are primarily amortized on an accelerated basis, consist of the following (dollars in thousands):

	December 31, 2007				December 31, 2006
	Weighted Average Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted Average Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer list	20	$461,639	$(75,074)	$386,565	20	$461,639	$(43,076)	$418,563
Specialist books	30	61,820	(32,214)	29,606	30	61,820	(30,641)	31,179
Active accounts	7	69,023	(57,153)	11,870	8	69,023	(50,325)	18,698
Other	6	6,000	(4,034)	1,966	6	6,000	(2,507)	3,493

Total other intangible assets(1)		$598,482	$(168,475)	$430,007		$598,482	$(126,549)	$471,933

(1)	Fully amortized other intangible assets not included in the table above.

As part of the Company’s purchase of RAA in 2006, the Company assigned $9.5 million to intangible assets with finite lives, of which $9.2 million was assigned to the customer list intangible asset class.

Assuming no future impairments of these assets or additional acquisitions, annual amortization expense will be as follows (dollars in thousands):

Years ending December 31,
2008	$35,689
2009	31,378
2010	29,232
2011	28,077
2012	27,005
Thereafter	278,626

Total future amortization expense	$430,007

Amortization of other intangibles was $40.5 million, $46.2 million and $43.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 11—OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	December 31,
	2007	2006
Deferred tax asset	$550,234	$—
Income tax receivable	365,069	—
Deposit paid for securities borrowed	348,337	448,047
Accrued interest receivable	296,903	182,265
Net settlements and deposits with clearing organizations	249,065	137,571
Bank owned life insurance policy(1)	247,054	—
Other investments	229,207	138,006
Other receivables from brokers, dealers and clearing organizations	213,541	72,596
Derivative assets	133,106	208,136
Third party loan servicing receivable	101,571	241,511
Fails to deliver	84,015	86,517
Real estate owned and repossessed assets	45,895	12,904
Prepaids	36,170	41,216
Deferred compensation plan	21,752	20,584
Other	49,927	207,628

Total other assets	$2,971,846	$1,796,981

(1)	Amount represents the cash surrender value as of December 31, 2007.

Other Investments

The Company has made investments in low income housing tax credit partnerships, venture funds and several non-public, venture capital-backed, high technology companies. As of December 31, 2007, the Company had $25.6 million in commitments to fund low income housing tax credit partnerships, venture funds and joint ventures.

Equity Method Investments

Equity method investments are reported as part of the other investments balance within the other assets line item on the consolidated balance sheet and consist of the following (dollars in thousands):

	December 31,
	2007	2006
Investsmart(1) (2)	$158,236	$61,815
Arrowpath Fund II, L.P.	25,311	19,861
MMA Mid-Atlantic Affordable Housing Fund III	3,859	4,188
Softbank Capital Partners Inc.	5,520	4,050
International Securities Exchange	2,516	4,000
KAP Group, L.L.C.	225	3,507
Other	12,167	8,681

Total equity method investments	$207,834	$106,102

(1)	Investsmart is an India-based financial services organization providing individuals and corporations with customized financial management solutions.
(2)

Includes $77.0 million of goodwill recorded at December 31, 2007. There was $43.0 million of goodwill at December 31, 2006 that was recorded in the goodwill line item on the balance sheet, prior to being reclassified to the other assets line item during 2007.

NOTE 12—ASSET SECURITIZATION

Collateralized Debt Obligations (“CDO”)

As of December 31, 2007, there were five outstanding CDOs issued by the Company (CDOs I, III, IV, V and VI; CDO II was called on November 1, 2006) with a combined carrying and fair value of approximately $0.1 million. CDOs I and III are static CDOs involving qualifying special purpose entities. CDOs IV-VI are managed CDOs involving special purpose entities in which the Company is not the primary beneficiary and did not have a variable interest that would absorb a majority of the entity’s expected losses. The Company purchased only 20% of the equity interests (i.e., preference shares) in CDOs IV-VI and as Collateral Manager has the right to receive collateral management fees under each deal.

During the fourth quarter of 2007, the Company reached an agreement to sell all of its residual interests in the CDOs as well as the collateral management agreements under which they serve as Collateral Manager to a third party. The closing of this sale is expected to occur in the first quarter of 2008.

NOTE 13—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Sweep deposit accounts(1)	0.87%	0.94%	$10,112,123	$10,837,124	39.1%	45.0%
Money market and savings accounts	4.55%	4.33%	10,028,115	7,634,241	38.7	31.7
Certificates of deposit(2)	4.93%	5.02%	4,156,674	4,737,253	16.1	19.7
Brokered certificates of deposit(3)	4.51%	3.95%	1,092,225	483,777	4.2	2.0
Checking accounts	1.79%	1.06%	495,618	378,617	1.9	1.6

Total deposits	3.12%	2.88%	$25,884,755	$24,071,012	100.0%	100.0%

(1)	A sweep product that transfers brokerage customer balances to the Bank, who holds these funds as customer deposits in FDIC-insured Negotiable Order of Withdrawal and money market deposit accounts.
(2)	Includes retail brokered certificates of deposit.
(3)	Includes institutional brokered certificates of deposit.

Deposits, classified by rates are as follows (dollars in thousands):

	December 31,
	2007	2006
Less than 1.99%	$9,665,937	$9,401,233
2.00%–3.99%	3,490,918	3,103,313
4.00%–5.99%	12,707,002	11,547,219
6.00% and above	21,640	23,047

Subtotal	25,885,497	24,074,812
Fair value adjustments	(742)	(3,800)

Total deposits	$25,884,755	$24,071,012

At December 31, 2007, scheduled maturities of certificates of deposit and brokered certificates of deposit were as follows (dollars in thousands):

	<1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	>5 Years	Total
Less than 4.00%	$220,591	$50,622	$6,084	$34,275	$200	$12,406	$324,178
4.00%–5.99%	3,778,203	297,594	142,402	97,576	68,335	526,461	4,910,571
6.00%–9.99%	1,716	544	158	920	3	18,447	21,788

Subtotal	$4,000,510	$348,760	$148,644	$132,771	$68,538	$557,314	5,256,537

Fair value adjustments							(742)
Unamortized discount, net							(6,896)

Total certificates of deposit and brokered certificates of deposit							$5,248,899

Scheduled maturities of certificates of deposit and brokered certificates of deposit with denominations greater than or equal to $100,000 were as follows (dollars in thousands):

	December 31,
	2007	2006
Three months or less	$535,290	$721,392
Three through six months	560,121	479,166
Six through twelve months	759,840	287,593
Over twelve months	472,836	458,292

Total certificates of deposit	$2,328,087	$1,946,443

Interest expense on deposits is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Sweep deposit account	$102,131	$87,714	$36,147
Money market and savings accounts	464,084	231,602	89,073
Certificates of deposit	224,649	183,828	88,733
Brokered certificates of deposit	25,402	24,726	15,680
Checking accounts	5,689	3,347	2,679

Total interest expense	$821,955	$531,217	$232,312

Accrued interest payable on these deposits, which is included in accounts payable, accrued and other liabilities, was $15.6 million and $13.3 million at December 31, 2007 and 2006, respectively.

NOTE 14—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at December 31, 2007 and total borrowings at December 31, 2007 and 2006 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2008	$7,374,028	$3,670,000	$14,217	$11,058,245	5.02%
2009	251,151	1,244,000	22,371	1,517,522	4.45%
2010	—	150,000	15,110	165,110	4.62%
2011	—	—	—	—	—%
2012	100,382	350,000	—	450,382	4.82%
Thereafter	1,207,132	1,553,600	427,400	3,188,132	5.10%

Subtotal	8,932,693	6,967,600	479,098	16,379,391	4.98%
Fair value adjustments	—	(194)	—	(194)

Total borrowings at December 31, 2007	$8,932,693	$6,967,406	$479,098	$16,379,197	4.98%

Total borrowings at December 31, 2006	$9,792,422	$4,865,466	$458,496	$15,116,384	5.16%

Securities Sold Under Agreements to Repurchase

The Company sells repurchase agreements which are collateralized by fixed- and variable-rate mortgage-backed securities or investment grade securities. Repurchase agreements are treated as financings for financial statement purposes and obligations to repurchase securities sold are reflected as borrowings in the consolidated balance sheet. The brokers retain possession of the securities collateralizing the repurchase agreements until maturity. At December 31, 2007, there were no counterparties with whom the Company’s amount at risk exceeded 10% of its shareholders’ equity.

Below is a summary of repurchase agreements and collateral associated with the repurchase agreements at December 31, 2007 (dollars in thousands):

			Collateral
	Repurchase Agreements		U.S. Government Sponsored Enterprise Obligations		Collateralized Mortgage Obligations and Other
Contractual Maturity	Weighted Average Interest Rate	Amount	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Up to 30 days	5.16%	$4,455,917	$4,737,602	$4,585,332	$32,872	$31,401
30 to 90 days	4.92%	1,056,390	1,052,779	1,008,906	164,358	157,007
Over 90 days	5.03%	3,420,386	3,026,738	2,900,605	723,175	690,831

Total	5.08%	$8,932,693	$8,817,119	$8,494,843	$920,405	$879,239

Other Borrowings

FHLB Advances—The Company had $1.7 billion floating-rate and $5.3 billion fixed-rate FHLB advances at December 31, 2007. The floating-rate advances adjust quarterly based on the LIBOR. The Company is required to be a member of the FHLB System and maintain a FHLB investment at least equal to the greater of: one percent of the unpaid principal balance of its residential mortgage loans; one percent of 30 percent of its total assets; or one-twentieth of its outstanding FHLB advances. In addition, the Company must maintain qualified collateral equal to 110 to 115 percent of its advances, depending on the collateral type. These advances are secured with specific mortgage loans and mortgage-backed securities. At December 31, 2007 and 2006, the Company pledged $16.8 billion and $12.9 billion, respectively, of the one- to four-family and home equity loans as collateral.

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

During 2007, ETBH formed three trusts, ETBH Capital Trust XXVIII, ETBH Capital Trust XXIX and ETBH Capital Trust XXX. These trusts issued a total of 60,000 shares of Floating Rate Cumulative Preferred Securities for a total of $60.0 million. Net proceeds from these issuances were invested in Floating Rate Junior Subordinated Debentures that mature in 2037 and have variable rates of 1.90%, 1.95%, or 2.10% above the three-month LIBOR, payable quarterly.

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

In April 2007, ETBH called ETBH Capital Trust IV which had sold $10.0 million of trust preferred stock in the capital markets in 2002 and generated a loss of $0.3 million. In June 2007, ETBH called Telebank Capital Trust I which had sold $9.0 million of trust preferred stock in the capital markets in 1997, and generated a loss of $0.9 million. In December 2006, ETBH called ETBH Capital Trust III which had sold $15.0 million of trust preferred stock in the capital markets in 2001, and generated a loss of $0.5 million.

The face values of outstanding trusts at December 31, 2007 are shown below (dollars in thousands):

Trusts	Face Value	Maturity Date	Annual Interest Rate
ETBH Capital Trust II	$5,000	2031	10.25%
ETBH Capital Trust I	$20,000	2031	3.75% above 6-month LIBOR
ETBH Capital Trust V, VI, VIII	$51,000	2032	3.25%-3.65% above 3-month LIBOR
ETBH Capital Trust VII, IX—XII	$65,000	2033	3.00%-3.30% above 3-month LIBOR
ETBH Capital Trust XIII—XVIII, XX	$77,000	2034	2.45%-2.90% above 3-month LIBOR
ETBH Capital Trust XIX, XXI, XXII	$60,000	2035	2.20%-2.40% above 3-month LIBOR
ETBH Capital Trust XXIII—XXIV	$45,000	2036	2.10% above 3-month LIBOR
ETBH Capital Trust XXV—XXX	$110,000	2037	1.90%-2.00% above 3-month LIBOR

The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment. Borrowings under these term loans bear interest at 1% above LIBOR, 0.68% above LIBOR or 9.30%. The Company had approximately $40 million of principal outstanding under these loans at December 31, 2007.

Other borrowings also includes $12.0 million of overnight and other short-term borrowings in connection with the Federal Reserve Bank’s term investment option and treasury, tax and loan programs. The Company pledged $12.0 million of securities to secure these borrowings from the Federal Reserve Bank.

NOTE 15—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

December 31, 2007	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$453,815	$1,884	$15,422	$471,121
7 3/8% Notes, due 2013	512,160	(1,555)	31,001	541,606
7 7/8% Notes, due 2015	248,177	—	11,838	260,015

Total senior notes	1,214,152	329	58,261	1,272,742
Springing lien notes 12 1/2%, due 2017	1,786,000	(481,609)	—	1,304,391
Mandatory convertible notes 6 1/8%, due 2018	450,000	(4,435)	—	445,565

Total corporate debt	$3,450,152	$(485,715)	$58,261	$3,022,698

December 31, 2006	Face Value	Premium / (Discount)	Fair Value Adjustment (1)	Net
Senior notes:
8% Notes, due 2011	$500,000	$2,675	$1,058	$503,733
7 3/8% Notes, due 2013	600,000	(2,141)	—	597,859
7 7/8% Notes, due 2015	300,000	—	—	300,000

Total senior notes	1,400,000	534	1,058	1,401,592
Mandatory convertible notes 6 1/8%, due 2018	450,000	(9,423)	—	440,577

Total corporate debt	$1,850,000	$(8,889)	$1,058	$1,842,169

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

All of the Company’s senior notes are unsecured and will rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and will rank senior in right of payment to all our existing and future subordinated indebtedness.

8% Senior Notes Due June 2011

In 2005 and 2004, the Company issued an aggregate principal amount of $100 million and $400 million in senior notes due June 2011 (“8% Notes”), respectively. Interest is payable semi-annually and notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $9.6 million are being amortized over the term of the senior notes.

In November 2007, $46.2 million of the 8% Notes were exchanged for an equal amount of the 12 1/2% Springing Lien notes discussed below.

7 3/8% Senior Notes due September 2013

In 2005, the Company issued an aggregate principal amount of $600 million in senior notes due September 2013 (“7 3/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $8.0 million are being amortized over the term of the notes.

In November 2007, $87.8 million of the 7 3/8% Notes were exchanged for an equal amount of the 12 1/2 % Springing Lien notes discussed below.

7 7/8% Senior Notes Due December 2015

In 2005, the Company issued an aggregate principal amount of $300 million in senior notes due December 2015 (“7 7/8% Notes”). Interest is payable semi-annually and the notes are non-callable for four years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $3.7 million are being amortized over the term of the notes.

In November 2007, $51.8 million of the 7 7/ 8% Notes were exchanged for an equal amount of the 12 1/2% Springing Lien notes discussed below.

Springing Lien Notes

12 1/2% Springing Lien Notes Due November 2017

In November 2007, the Company issued an aggregate principal amount of $1.8 billion in springing lien notes due November 2017 (“12 1/2% Notes”). Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. Debt issuance costs of $56.8 million are included in the discount of $481.6 million recorded on the notes and are being amortized over the term of the notes.

The indenture for the Company’s 12 1/ 2% Notes requires the Company to secure the 12 1/2% Notes with the property and assets of the Company and any future subsidiary guarantors (subject to certain exceptions). The requirement to secure the 12 1/2% Notes will occur on the earlier of: (1) the date on which the 8% Notes are redeemed or (2) the first date on which the Company is allowed to grant liens in excess of $300 million under the 8% Notes. The requirement to secure the 12 1/2% Notes is limited to the amount of debt under the 12 1 /2% Notes that would not trigger a requirement for the Company to equally and ratably secure the existing 8% Notes, 7 3/8% Notes and the 7 7/8% Notes.

Mandatory Convertible Notes

6 1/8% Mandatory Convertible Notes Due November 2018

In November 2005, the Company issued 18.0 million of mandatory convertible notes (“Units”) with a face value of $450 million (“6 1/8% Notes”). Each Unit consists of a purchase contract and a 6 1/8% subordinated note. The interest on the 6 1/8% Notes is payable quarterly until November 2008, at which point the interest becomes payable semi-annually. The Company recorded the purchase contracts and subordinated notes at fair value, with $15 million recorded in equity and $435 million in debt, respectively. Debt issuance costs allocated to the 6 1/8% Notes of $14.2 million are being amortized over the expected life of the 6 1/8% Notes.

Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $25.00 in cash, a variable number of shares of the Company’s common stock. The stock conversion ratio varies depending on the average closing price of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 18, 2008 (“Reference Price”). If the Reference Price is equal to or greater than $21.816 per share, the settlement rate will be 1.1459 shares of common stock. If the Reference Price is less than $21.816 per share but greater than $18.00 per share, the settlement rate is equal to $25.00 divided by the Reference Price. If the Reference Price is less than or equal to $18.00 per share, the settlement rate will be 1.3889 shares of common stock. The Company is obligated under the purchase contract to sell shares of its common stock under the agreement in November 2008. In November 2008, the aggregate principal amount of the subordinated notes will be remarketed, which may result in a change in the interest rate and maturity date of the subordinated notes. If the Company is unable to remarket the 6 1/8% Notes, the face value of the 6 1/8% Notes will be repaid through the Units conversion, which will, in effect, convert these notes to equity.

Before the purchase in November 2008, the Units will be reflected in diluted earnings per share calculations using the treasury stock method as defined by SFAS No. 128, Earnings per Share. Under this method, the number of shares of common stock used in calculating diluted earnings per share (based on the settlement formula applied at the end of the reporting period) is deemed to be increased by the excess, if any, of the number of shares that would be issued upon settlement of the purchase contracts less the number of shares that could be purchased by the Company in the market at the average market price during the period using the proceeds to be received upon settlement. Therefore, dilution will occur for periods when the average market price of the Company’s common stock for the reporting period is above $21.816.

Senior Secured Revolving Credit Facility

In September 2005, the Company entered into a $250 million, three-year senior secured revolving credit facility. As a result of the Citadel Investment in November 2007, the facility was terminated and all unamortized debt issuance costs were expensed.

Corporate Debt Covenants

Certain of the Company’s corporate debt described above have terms which include customary financial covenants. As of December 31, 2007, the Company was in compliance with all such covenants.

Early Extinguishment of Debt

In 2006, the Company called the entire remaining $185.2 million principal amount of its 6% Notes for redemption. The Company recorded a $0.7 million loss on early extinguishment of debt relating to the write-off of the unamortized debt offering costs. The Company did not have any early extinguishments of debt in 2005.

Other Corporate Debt

The Company also has multiple term loans from financial institutions. These loans are collateralized by equipment and are included within other borrowings on the consolidated balance sheet. See Note 14—Securities Sold Under Agreement to Repurchase and Other Borrowings.

Future Maturities of Corporate Debt

Scheduled principal payments of corporate debt as of December 31, 2007 are as follows (dollars in thousands):

Years ending December 31,
2008	$—
2009	—
2010	—
2011	453,815
2012	—
Thereafter	2,996,337

Total future principal payments of corporate debt	3,450,152
Unamortized discount, net	(427,454)

Total corporate debt	$3,022,698

NOTE 16—ACCOUNTS PAYABLE, ACCRUED AND OTHER LIABILITIES

Accounts payable, accrued and other liabilities consist of the following (dollars in thousands):

	December 31,
	2007	2006
Deposits received for securities loaned	$2,014,151	$1,012,831
Accounts payable and accrued expenses	366,891	335,117
Other payables to brokers, dealers and clearing organizations	295,600	350,221
Derivative liabilities	200,293	78,710
Subserviced loan advances	73,212	44,780
Fails to receive	51,177	84,864
Senior and convertible debt accrued interest	35,581	20,125
Facility restructuring and other exit activities liability	26,651	26,892
Deferred tax liabilities	—	58,545
Other	151,991	318,611

Total accounts payable, accrued and other liabilities	$3,215,547	$2,330,696

NOTE 17—INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48. As a result of the implementation, the Company recognized a $14.9 million increase to its liability for unrecognized tax benefits, which was accounted for as a reduction to the beginning balance of retained earnings. The total amount of gross unrecognized tax benefits as of January 1, 2007 was $150.4 million. Of this total amount at January 1, 2007, $51.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at January 1, 2007	$150,428
Additions based on tax positions related to prior years	1,402
Additions based on tax positions related to the current year	8,687
Reductions based on tax positions related to prior years	(136)
Reductions based on tax positions related to the current year	(79,551)
Settlements with taxing authorities	(5,472)
Statue of limitations lapses	(505)

Balance at December 31, 2007	$74,853

At December 31, 2007, the unrecognized tax benefit was $74.9 million. Of this total amount, $52.5 million (net of federal benefits on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax in future periods.

The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Year
Canada	2002 – 2007
Hong Kong	1997 – 2007
United Kingdom	2005 – 2007
United States	2004 – 2007
Various States(1)	1999 – 2007

(1)	Includes California, Georgia, Illinois, New Jersey, New York and Virginia.

It is likely that certain examinations may be settled or the statute of limitations could expire with regards to other tax filings, in the next twelve months. In addition, proposed legislation could favorably impact certain of the Company’s unrecognized tax benefits. Such events would generally reduce the Company’s unrecognized tax benefits, either because the tax positions are sustained or because the Company agrees to the disallowance, by as much as $30.4 million, of which $28.8 million could affect the Company’s total tax provision or the effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to income tax matters in income tax expense. After the adoption of FIN 48, the Company has total gross reserves for interest and penalties of $15.1 million and $8.6 million as of January 1, 2007 and December 31, 2007, respectively. The tax benefit for the year ended December 31, 2007 includes a reduction in the accrual for interest of $6.5 million, principally related to the reduction for reserves due to the filing of tax accounting method change requests with the IRS.

The components of income tax expense (benefit) from continuing operations are as follows (dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$(315,229)	$211,984	$158,050
Foreign	12,589	(56)	3,518
State	7,904	8,394	19,237
Tax benefit recognized for FIN 48 uncertainties in the statement of income (loss)	(3,327)	—	—

Total current	(298,063)	220,322	180,805

Deferred:
Federal	(434,626)	82,433	45,200
Foreign	2,867	(5,996)	(1,264)
State	(6,128)	5,224	5,082

Total deferred	(437,887)	81,661	49,018

Income tax expense (benefit) from continuing operations	$(735,950)	$301,983	$229,823

The components of income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of accounting change are as follows (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Domestic	$(2,213,880)	$893,382	$653,131
Foreign	36,176	35,415	22,995

Total income (loss) before income taxes, minority interest, discontinued operations and cumulative effect of accounting change	$(2,177,704)	$928,797	$676,126

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

	December 31,
	2007	2006
Deferred tax assets:
Reserves and allowances, net	$203,260	$29,690
Net unrealized loss on equity investments and Bank assets held-for-sale	226,527	94,129
Net operating loss carry-forwards	624,730	64,299
Deferred compensation	24,155	19,285
Capitalized technology development	2,654	1,887
Tax credits	24,709	—
Restructuring reserve and related write-downs	53,510	44,823

Total deferred tax assets	1,159,545	254,113

Deferred tax liabilities:
Internally developed software	(34,861)	(23,330)
Acquired intangibles	(7,974)	(22,219)
Basis differences in investments	(340,432)	(113,306)
Loan fees	(5,010)	(4,488)
Depreciation and amortization	(123,060)	(92,825)
Other	(6,143)	(18,135)

Total deferred tax liabilities	(517,480)	(274,303)
Valuation allowance	(91,831)	(38,295)

Net deferred tax asset (liability)	$550,234	$(58,485)

The Company maintains a valuation allowance of $91.8 million and $38.3 million at December 31, 2007 and 2006, respectively, against certain of its deferred tax assets, as it is more likely than not that they will not be fully realized. The Company’s valuation allowance increased by $53.5 million for the year ended December 31, 2007. The principal components of the deferred tax assets for which a valuation allowance has been established include the following state and foreign country net operating loss carry-forwards and excess tax bases in certain illiquid investments:

•

At December 31, 2007, the Company had foreign country net operating loss carry-forwards of approximately $112 million for which a deferred tax asset of approximately $32 million was established. The foreign net operating losses represent the foreign tax loss carry-forwards in numerous foreign countries, some of which are subject to expiration from in 2008. In most of these foreign countries, the Company has historical tax losses, and the Company continues to project to incur operating losses in most of these countries. Accordingly, the Company has provided a valuation allowance of $24 million against such deferred tax asset at December 31, 2007.

•

At December 31, 2007, the Company had gross state net operating loss carry-forwards of $1.67 billion that expire between 2008 and 2026, most of which are subject to reduction for apportionment when utilized. A deferred tax asset of approximately $68.5 million has been established related to these state net operating loss carry-forwards with a valuation allowance of $52 million against such deferred tax asset at December 31, 2007.

•

At December 31, 2007, the Company maintains a valuation allowance against the excess tax basis in certain capital assets of approximately $8.3 million. The capital assets in question are certain investments in e-commerce and Internet startup venture funds that have no ready market or liquidity at December 31, 2007. The Company has concluded that the realization of these excess tax benefits on these capital assets are uncertain and not in the control of the Company, as there is no ready market or liquidity for these investments.

During the year ended December 31, 2007, the Company generated a federal net operating loss of approximately $2.4 billion. Of the $2.4 billion net operating loss, $970 million will be carried back to prior years, generating expected federal tax refunds of $320 million. The remaining $1.4 billion net operating loss will be carried forward and generally can be used to offset future taxable income. The Company has an additional federal net operating loss carryforward of $54 million relating to pre-acquisition losses from acquired subsidiaries which are subject to annual limitations in their use of $4.9 million per year in accordance with Internal Revenue Code Section 382. No valuation allowance has been provided for the $1.5 billion in carry-forwards of net operating losses. The carry-forwards expire through 2027. The extent to which the loss carry-forwards can be used to offset future taxable income may be limited, depending upon the extent of ownership changes within any three-year period. Accordingly, the extent to which the loss carry-forwards can be used to offset future taxable income may be limited.

The Company has provided for $8 million of deferred income taxes on certain earnings and profits of selected foreign subsidiaries that are expected to be distributed in 2008. The Company has not provided $15.7 million of deferred income taxes on $44.8 of undistributed earnings and profits in its foreign subsidiaries at December 31, 2007 since the Company intends to permanently reinvest such earnings.

The effective tax rates differed from the Federal statutory rates as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of Federal tax benefit	(2.4)	1.3	2.3
Difference between statutory rate and foreign effective tax rate and establishment of valuation allowance for foreign deferred tax assets	0.2	(0.2)	(0.9)
Tax exempt income	(1.0)	(1.0)	(1.2)
Impairment of goodwill	1.2	—	—
Change in valuation allowance	2.3	(0.9)	(0.3)
Other	0.9	(1.7)	(0.9)

Effective tax rate	(33.8)%	32.5%	34.0%

NOTE 18—SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has 1.0 million shares authorized in preferred stock. None were issued and outstanding at December 31, 2007 and 2006.

Issuance of Common Stock

In 2007, the Company issued $339.0 million or 38.0 million shares of common stock in conjunction with the Citadel Investment. The 38.0 million shares of common stock were issued in increments: 14.8 million upon initial closing in November 2007 and 23.2 million upon Hart-Scott-Rodino Antitrust Improvements Act approval in December 2007. The Company expects to issue the remaining 46.7 million shares of common stock in the first quarter of 2008 as the Company has received regulatory approvals.

Mandatory Convertible Notes

In November 2005, the Company issued 18.0 million Units that are convertible into up to 25.0 million shares of common stock, on or before the purchase in November 2008. The conversion ratio depends on the market price of our common stock 20 trading days prior to conversion. Units are generally convertible only on or near the purchase in November 2008. (See Note 15—Corporate Debt for additional details on the transaction.)

Share Repurchases

On April 18, 2007, the Company announced that its Board of Directors authorized an additional $250.0 million common stock repurchase program (the “April 2007 Plan”). The April 2007 Plan is open-ended and allows for the repurchase of common stock on the open market, in private transactions or a combination of both.

During 2007, the Company repurchased common stock under the April 2007 Plan and a $200.0 million repurchase program approved by the Board in December 2004 (the “December 2004 Plan”). During the second quarter of 2007, the Company completed the December 2004 Plan. The table below shows the timing and impact of the repurchases during the year ended December 31, 2007 (dollars in thousands, except per share amounts):

Three Months Ended	Total Number of Shares Purchased	Aggregate Price	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet be Purchased Under the April 2007 and December 2004 Plan
March 31, 2007	1,030,000	$23,022	$22.35	$34,142
June 30, 2007	3,128,625	$72,883	$23.30	$211,259
September 30, 2007	3,069,185	$52,727	$17.18	$158,532
December 31, 2007	—	$—	$—	$158,532

NOTE 19—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (dollars and shares in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Basic:
Numerator:
Net income (loss) from continuing operations	$(1,441,754)	$626,814	$446,238
Gain (loss) from discontinued operations, net of tax	—	2,045	(17,472)
Cumulative effect of accounting change, net of tax	—	—	1,646

Net income (loss)	$(1,441,754)	$628,859	$430,412

Denominator:
Basic weighted-average shares outstanding	424,439	421,127	371,468

Diluted:
Numerator:
Net income (loss)	$(1,441,754)	$628,859	$430,412

Denominator:
Basic weighted-average shares outstanding	424,439	421,127	371,468
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	13,358	11,137
Weighted-average warrants and contingent shares outstanding	—	248	2,025
Weighted-average mandatory convertible notes	—	1,624	—
Shares issuable for assumed conversion of convertible subordinated notes	—	—	—

Diluted weighted-average shares outstanding	424,439	436,357	384,630

Per Share:
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(3.40)	$1.49	$1.20
Earnings (loss) per share from discontinued operations	—	0.00	(0.04)
Earnings per share from cumulative effect of accounting change	—	—	0.00

Net earnings (loss) per share	$(3.40)	$1.49	$1.16

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(3.40)	$1.44	$1.16
Earnings (loss) per share from discontinued operations	—	0.00	(0.04)
Earnings per share from cumulative effect of accounting change	—	—	0.00

Net earnings (loss) per share	$(3.40)	$1.44	$1.12

For the year ended December 31, 2007, the Company excluded from the calculations of diluted earnings per share 21.0 million shares of stock options, restricted stock awards and restricted stock units that would have been anti-dilutive, including 9.6 million shares that were anti-dilutive because of the Company’s net loss for the period. Additionally, there were 46.7 million shares for the year ended December 31, 2007 that had not been issued in connection with the Citadel Investment of which 3.9 million shares were anti-dilutive because of the Company’s net loss for the period. The Company excluded from the calculations of diluted earnings per share 5.3 million and 7.2 million shares of stock options that would have been anti-dilutive for the year ended December 31, 2006 and 2005, respectively.

Excluded from the calculations of diluted earnings per share are 2.2 million and 7.8 million shares of common stock for the years ended December 31, 2006 and 2005, respectively, issuable under convertible subordinated notes as the effect of applying the treasury stock method on an if-converted basis would be anti-dilutive. There were not any shares issuable under convertible subordinated notes excluded from the year ended 2007, as all convertible subordinated notes outstanding had been redeemed in 2006. In addition, in 2005, 25.0 million shares of common stock potentially issuable related to the conversion of mandatory convertible notes were excluded from the calculations because it would be anti-dilutive.

NOTE 20—EMPLOYEE SHARE-BASED PAYMENTS AND OTHER BENEFITS

Adoption of SFAS No. 123(R)

As discussed in Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, effective July 1, 2005, the Company adopted SFAS No. 123(R). The adoption resulted in the recognition of or changes to the recognition method of expense for the Company’s employee stock option plans, restricted stock awards and employee stock purchase plan. The combined impact of the adoption in 2005 was as follows: $13.7 million in compensation expense for stock options; $0.4 million compensation expense for the stock purchase plan; and a pre-tax credit of $2.8 million in cumulative effect of accounting change for 2005. Results for prior periods have not been restated. Total compensation expense for share-based compensation also includes $4.2 million for restricted stock awards, which were previously expensed by the Company under APB Opinion No. 25, prior to the adoption of SFAS No. 123(R).

Employee Stock Option Plans

In 2005, the Company adopted and the shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”) to replace the 1996 Stock Incentive Plan (“1996 Plan”) which provides for the grant of nonqualified or incentive stock options to officers, directors, key employees and consultants for the purchase of newly issued shares of the Company’s common stock at a price determined by the Board at the date the option is granted. Options are generally exercisable ratably over a four-year period from the date the option is granted and expire within ten years from the date of grant. Beginning in 2006, most options that were granted have a contractual term of seven years. Certain options provide for accelerated vesting upon a change in control. Exercise prices are generally equal to the fair market value of the shares on the grant date. A total of 85.4 million shares had been authorized under the 1996 Plan. Under the 2005 Plan, the remaining unissued authorized shares of the 1996 Plan, up to 42.0 million shares, were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 1996 Plan that were subsequently canceled, would be authorized for issuance under the 2005 Plan, up to 39.0 million shares. As of December 31, 2007, 27.1 million shares were available for grant under the 2005 Plan.

The Company recognized $25.4 million, $22.1 million and $13.7 million in compensation expense for stock options for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recognized a tax benefit of $8.2 million, $7.8 million and $5.0 million related to the stock options for the years ended December 31, 2007, 2006 and 2005, respectively.

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

	Year Ended December 31,
	2007	2006	2005
Expected volatility	32%	34%	34%
Expected term (years)	4.5	4.5	4.9
Risk-free interest rate	5%	5%	4%
Dividend yield	—	—	—

The weighted-average fair values of options granted were $7.48, $8.60 and $4.57 for the years ended December 31, 2007, 2006 and 2005, respectively. Intrinsic value of options exercised were $50.6 million, $89.1 million and $67.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of options activity under the 2005 Plan is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	35,755	$12.72	5.92	$370,368
Granted	5,561	$21.61
Exercised	(4,095)	$7.94
Canceled	(4,465)	$18.75

Outstanding at December 31, 2007	32,756	$14.02	4.43	$18

Vested and expected to vest at December 31, 2007	29,897	$13.48	4.27	$18

Exercisable at December 31, 2007	22,318	$11.29	3.62	$18

As of December 31, 2007, there was $40.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Awards and Restricted Stock Units

The Company issues restricted stock awards to its officers and senior executives and restricted stock units to international officers. These awards are issued at the fair market value on the date of grant and generally vest ratably over four years. However, certain awards vest on the fifth anniversary of the date of grant. The fair value is calculated as the market price upon issuance.

The Company recorded $9.4 million, $10.5 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, in compensation expense related to restricted stock awards and restricted stock units. The Company recognized a tax benefit of $3.2 million, $4.0 million and $1.6 million related to restricted stock awards and restricted stock units for the years ended December 31, 2007, 2006 and 2005, respectively.

Prior to its adoption of SFAS No. 123(R), the Company recorded compensation expense for restricted stock awards on a straight-line basis over their vesting period. If an employee forfeited the award prior to vesting, the Company reversed out the previously expensed amounts in the period of forfeiture. As required upon adoption of SFAS No. 123(R), the Company must base its accruals of compensation expense on the estimated number of awards for which the requisite service period is expected to be rendered. Actual forfeitures are no longer recorded in the period of forfeiture. In 2005, the Company recorded a pre-tax credit of $2.8 million in cumulative effect of accounting change, that represents the amount by which compensation expense would have been reduced in periods prior to adoption of SFAS No. 123(R) for restricted stock awards outstanding on July 1, 2005 that are anticipated to be forfeited.

A summary of non-vested restricted stock award and restricted stock unit activity is presented below:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006:	2,878	$13.01
Issued	830	$22.85
Released (vested)	(514)	$15.93
Canceled	(1,197)	$13.75

Non-vested at December 31, 2007:	1,997	$15.91

As of December 31, 2007, there was $15.3 million of total unrecognized compensation cost related to non-vested awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted shares and restricted stock units vested was $11.0 million, $7.5 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

For the year ended December 31, 2005, the Company recorded $0.4 million in compensation expense for its employee stock purchase plan for the period in which the 2002 Plan was considered compensatory until the terms were changed August 1, 2005. At December 31, 2007, 757,123 shares were available for purchase under the 2002 Purchase Plan.

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $5.7 million, $5.7 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 21—REGULATORY REQUIREMENTS

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

As of December 31, 2007, all of the Company’s significant broker-dealer subsidiaries met minimum net capital requirements. Total required net capital was $0.2 billion at December 31, 2007. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.7 billion at December 31, 2007.

The table below summarizes the minimum excess capital requirements for the Company’s broker-dealer subsidiaries (dollars in thousands):

	December 31, 2007
	Required Net Capital	Net Capital	Excess Net Capital
E*TRADE Clearing LLC(1)	$144,471	$690,240	$545,769
E*TRADE Securities LLC(1)	250	21,307	21,057
E*TRADE Capital Markets, LLC(2)	2,858	20,944	18,086
E*TRADE Global Asset Management, Inc.(2)(3)	155	38,459	38,304
International broker-dealers	41,742	149,360	107,618

Total	$189,476	$920,310	$730,834

(1)	Elected to use the Alternative method to compute net capital.
(2)	Elected to use the Aggregate Indebtedness method to compute net capital.
(3)	Broker-dealer registration withdrawal effective January 1, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to Risk-weighted assets and Tier I Capital to Adjusted total assets. As shown in the table below, at December 31, 2007, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. E*TRADE Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at both December 31, 2007 and 2006. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2007(1):
Total Capital to risk-weighted assets	$3,618,454	11.37%	>$	2,546,669	>8.0%	>$	3,183,336	>10.0%
Tier I Capital to risk-weighted assets	$3,219,176	10.11%	>$	1,273,335	>4.0%	>$	1,910,002	> 6.0%
Tier I Capital to adjusted total assets	$3,219,176	6.22%	>$	2,070,287	>4.0%	>$	2,587,858	> 5.0%
December 31, 2006:
Total Capital to risk-weighted assets	$2,593,081	10.55%	>$	1,967,129	>8.0%	>$	2,458,911	>10.0%
Tier I Capital to risk-weighted assets	$2,525,453	10.27%	>$	983,565	>4.0%	>$	1,475,347	> 6.0%
Tier I Capital to adjusted total assets	$2,525,453	6.07%	>$	1,665,062	>4.0%	>$	2,081,328	> 5.0%

(1)	Capital amounts and ratios include ETC.

NOTE 22—LEASE ARRANGEMENTS

The Company has non-cancelable operating leases for facilities through 2024. Future minimum lease payments and sublease proceeds under these leases are as follows (dollars in thousands):

	Minimum Lease Payments	Sublease Proceeds	Net Lease Commitments
Years ending December 31,
2008	$47,790	$(9,023)	$38,767
2009	43,440	(7,287)	36,153
2010	35,507	(1,412)	34,095
2011	24,008	(56)	23,952
2012	22,151	—	22,151
Thereafter	67,686	—	67,686

Total future minimum lease payments	$240,582	$(17,778)	$222,804

Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $30.2 million, $28.6 million and $22.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 23—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

In June 2002, the Company acquired from MarketXT Holdings, Inc. (formerly known as “Tradescape Corporation”) the following entities: Tradescape Securities, LLC; Tradescape Technologies, LLC; and Momentum Securities, LLC. Disputes subsequently arose between the parties regarding the responsibility for liabilities that first became known to the Company after the sale. On April 8, 2004, MarketXT filed a complaint in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors, and other third parties, including SBI and Softbank Corporation, alleging that defendants were preventing plaintiffs from obtaining certain contingent payments allegedly due, and as a result, claiming damages of $1.5 billion. On April 9, 2004, the Company filed a complaint in the United States District Court for the Southern District of New York against certain directors and officers of MarketXT seeking declaratory relief and unspecified monetary damages for defendants’ fraud in connection with the 2002 sale, including, but not limited to, having presented the Company with fraudulent financial statements regarding the condition of Momentum Securities, LLC during the due diligence process. Subsequently, MarketXT was placed into bankruptcy, and the Company filed an adversary proceeding against MarketXT and others in January 2005, seeking declaratory relief, compensatory and punitive damages, in those Chapter 11 bankruptcy proceedings in the United States Bankruptcy Court for the Southern District of New York entitled, “In re MarketXT Holdings Corp., Debtor.” In that same court, the Company filed a separate adversary proceeding against Omar Amanat in those Chapter 7 bankruptcy proceedings entitled, “In re Amanat, Omar Shariff.” In October 2005, MarketXT answered the Company’s adversary proceeding and asserted its counterclaims, subsequently amending its claims in 2006 to add a $326.0 million claim for “promissory estoppel” in which MarketXT alleged, for the first time, that the Company breached a prior promise to purchase the acquired entities in 1999-2000. In April 2006, Omar Amanat answered the Company’s separate adversary proceeding against him and asserted his counterclaims. In separate motions before the Bankruptcy Court, the Company has moved to dismiss certain counterclaims brought by MarketXT including those described above, as well as certain counterclaims brought by Mr. Amanat. In a ruling dated September 29, 2006, the Bankruptcy Court in the MarketXT case granted the Company’s motion to dismiss four of the six bases upon which MarketXT asserts its fraud claims against the Company; its conversion claim; and its demand for punitive damages. In the same ruling, the Bankruptcy Court denied in its entirety MarketXT’s competing motion to dismiss the Company’s claims against it. On October 26, 2006, the Bankruptcy Court subsequently dismissed MarketXT’s “promissory estoppel” claim. By order dated December 18, 2007, the United States Bankruptcy Court for the Southern District of New York approved a settlement agreement between the parties under the terms of which the Company agreed, without admitting liability, to pay $3,995,000 to the Trustee for the bankruptcy estate of MarketXT in exchange for a general release from MarketXT as well as its promise to defend and indemnify the Company in certain other actions up to a maximum of $3,995,000. By order dated January 8, 2008, the same Court subsequently approved a separate settlement agreement between the Company and the Trustee for the bankruptcy estate of Omar Amanat under the terms of which the Company paid to said Trustee the sum of $50,000 in exchange for a general release. Accordingly, these cases have been resolved, and the Company will no longer report them in its subsequent filings.

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of

Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, has now been remanded back to the trial court, and the re-trial of this case is now set to commence on April 7, 2008, solely on the issue of what, if any, additional damages Ajaxo may be entitled to receive on its misappropriation of trade secrets claim. In specific, Ajaxo continues to seek unstated monetary damages and injunctive relief, lost profits in the amount of $500,000 per month since November, 1999, and punitive damages. The Company denies that Ajaxo is entitled to any further damages or relief of any kind and will vigorously defend itself against Ajaxo’s renewed damage claims.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc, respectively. On January 23, 2008, the trial court heard motions from various plaintiffs seeking to be appointed lead plaintiff in these actions but has yet to issue its decision. Once the court rules on the lead plaintiff motions, the cases are to be consolidated. A consolidated amended complaint is expected to be filed within 60 days of the court’s ruling. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). The Company intends to vigorously defend itself against the claims raised in the federal derivative actions and state derivative actions.

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

The SEC, in conjunction with various regional securities exchanges, is conducting an inquiry into the trading activities of certain specialist firms, including the Company’s subsidiary E*TRADE Capital Markets, LLC (“ETCM”), on various regional exchanges in order to determine whether such firms executed proprietary orders in a given security prior to a customer order in the same security (a practice commonly known as “trading ahead”) during the period 1999-2005. ETCM was a specialist on the Chicago Stock Exchange during the period under review. The SEC has indicated that it will seek disgorgement, prejudgment interest, and penalties from any firm found to have engaged in trading ahead activity to the detriment of its customers during that time period. It is possible that such sanctions, if imposed against ETCM, could have a material impact on the financial results of the Company during the period in which such sanctions are imposed. The Company and ETCM are cooperating with the investigation.

On October 17, 2007, the SEC initiated an informal inquiry into matters related to the Company’s loan and securities portfolios. That inquiry is continuing. The Company is cooperating fully with the SEC in this matter.

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

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	December 31, 2007(1)
	Fixed Rate	Variable Rate	Total
Originate loans	$294,283	$107,891	$402,174
Sell loans	$88,155	$4,500	$92,655

(1)	The Company had no commitments to purchase loans at December 31, 2007.

Securities, Unused Lines of Credit and Certificates of Deposit

At December 31, 2007, the Company had commitments to purchase $0.5 billion and sell $2.0 billion in securities. In addition, the Company had approximately $4.0 billion of certificates of deposit scheduled to mature in less than one year and $6.8 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at December 31, 2007 is $0.2 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At December 31, 2007, management estimated that the maximum potential liability under this arrangement is equal to approximately $441.5 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 24—SEGMENT AND GEOGRAPHIC INFORMATION

The segments presented below reflect the manner in which the Company’s chief operating decision maker assesses the Company’s performance. The Company has two segments: retail and institutional.

Retail includes:

•	trading, investing, banking and lending products and services to individuals; and

•	stock plan administration products and services.

Institutional includes:

•	balance sheet management activities including generation of institutional net interest spread, gain on loans and securities, net and management income;

•	market-making; and

•	global equity execution and settlement services.

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

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Year Ended December 31, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$2,012,446	$2,924,017	$(1,366,752)	$3,569,711
Operating interest expense	(1,025,789)	(2,301,619)	1,366,752	(1,960,656)

Net operating interest income	986,657	622,398	—	1,609,055
Provision for loan losses	—	(640,078)	—	(640,078)

Net operating interest income (expense) after provision for loan losses	986,657	(17,680)	—	968,977

Commission	546,228	147,882	—	694,110
Fees and service charges	240,881	26,928	(9,734)	258,075
Principal transactions	—	103,229	—	103,229
Gain (loss) on loans and securities, net	10,609	(2,460,645)	—	(2,450,036)
Other revenue	40,725	7,287	(534)	47,478

Total non-interest income (expense)	838,443	(2,175,319)	(10,268)	(1,347,144)

Total net revenue	1,825,100	(2,192,999)	(10,268)	(378,167)

Expense excluding interest:
Compensation and benefits	316,097	149,370	—	465,467
Clearing and servicing	91,075	205,337	(10,268)	286,144
Advertising and market development	146,224	3,349	—	149,573
Communications	94,056	13,470	—	107,526
Professional services	70,198	36,493	—	106,691
Depreciation and amortization	64,114	21,257	—	85,371
Occupancy and equipment	82,921	10,268	—	93,189
Amortization of other intangibles	37,897	2,575	—	40,472
Impairment of goodwill	—	101,208	—	101,208
Facility restructuring and other exit activities	11,898	21,328	—	33,226
Other	121,360	86,209	—	207,569

Total expense excluding interest	1,035,840	650,864	(10,268)	1,676,436

Segment income (loss)	$789,260	$(2,843,863)	$—	$(2,054,603)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and free credit transfer pricing and order flow rebates.

	Year Ended December 31, 2006
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,522,811	$2,163,127	$(911,259)	$2,774,679
Operating interest expense	(639,248)	(1,646,658)	911,259	(1,374,647)

Net operating interest income	883,563	516,469	—	1,400,032
Provision for loan losses	—	(44,970)	—	(44,970)

Net operating interest income after provision for loan losses	883,563	471,499	—	1,355,062

Commission	479,876	145,389	—	625,265
Fees and service charges	215,640	30,646	(7,526)	238,760
Principal transactions	—	110,235	—	110,235
Gain on loans and securities, net	36,698	19,288	—	55,986
Other revenue	38,348	392	(3,727)	35,013

Total non-interest income	770,562	305,950	(11,253)	1,065,259

Total net revenue	1,654,125	777,449	(11,253)	2,420,321

Expense excluding interest:
Compensation and benefits	306,994	162,208	—	469,202
Clearing and servicing	74,483	189,810	(11,253)	253,040
Advertising and market development	112,723	7,059	—	119,782
Communications	97,352	12,994	—	110,346
Professional services	68,097	28,850	—	96,947
Depreciation and amortization	57,151	16,694	—	73,845
Occupancy and equipment	76,948	8,620	—	85,568
Amortization of other intangibles	39,602	6,618	—	46,220
Facility restructuring and other exit activities	29,588	(1,051)	—	28,537
Other	95,944	40,098	—	136,042

Total expense excluding interest	958,882	471,900	(11,253)	1,419,529

Segment income	$695,243	$305,549	$—	$1,000,792

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

	Year Ended December 31, 2005
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$685,067	$1,395,769	$(430,572)	$1,650,264
Operating interest expense	(239,943)	(969,631)	430,410	(779,164)

Net operating interest income	445,124	426,138	(162)	871,100
Provision for loan losses	—	(54,016)	—	(54,016)

Net operating interest income after provision for loan losses	445,124	372,122	(162)	817,084

Commission	339,654	119,180	—	458,834
Fees and service charges	176,809	26,562	(7,114)	196,257
Principal transactions	—	99,175	161	99,336
Gain on loans and securities, net	63,705	35,153	—	98,858
Other revenue	52,129	3,033	(21,686)	33,476

Total non-interest income	632,297	283,103	(28,639)	886,761

Total net revenue	1,077,421	655,225	(28,801)	1,703,845

Expense excluding interest:
Compensation and benefits	232,494	148,309	—	380,803
Clearing and servicing	47,618	170,919	(28,801)	189,736
Advertising and market development	96,918	9,017	—	105,935
Communications	71,693	10,792	—	82,485
Professional services	56,238	21,178	—	77,416
Depreciation and amortization	60,604	14,377	—	74,981
Occupancy and equipment	57,869	11,220	—	69,089
Amortization of other intangibles	13,894	29,871	—	43,765
Facility restructuring and other exit activities	(32,754)	2,737	—	(30,017)
Other	14,090	45,770	—	59,860

Total expense excluding interest	618,664	464,190	(28,801)	1,054,053

Segment income	$458,757	$191,035	$—	$649,792

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit transfer pricing, servicing and order flow rebates.

Segment Assets

Total assets for each segment are shown in the following table (dollars in thousands):

	Retail	Institutional	Eliminations	Total
At December 31, 2007	$13,446,832	$43,399,105	$—	$56,845,937
At December 31, 2006	$13,864,334	$39,874,969	$—	$53,739,303

Geographic Information

The Company operates in both United States and international markets. The Company’s international operations are conducted through offices in Europe, Asia and Canada. The following information provides a representation of each region’s contribution to the consolidated amounts (dollars in thousands):

	United States	Europe	Asia	Canada	Total
Total net revenue:
Year ended December 31, 2007	$(695,919)	$162,981	$61,903	$92,868	$(378,167)
Year ended December 31, 2006	$2,152,253	$147,768	$53,505	$66,795	$2,420,321
Year ended December 31, 2005	$1,496,204	$80,505	$71,683	$55,453	$1,703,845
Long-lived assets:
At December 31, 2007	$337,625	$6,212	$1,927	$9,669	$355,433
At December 31, 2006	$302,409	$6,255	$2,722	$7,003	$318,389

No single customer accounted for greater than 10% of gross revenues for the years ended December 31, 2007, 2006 and 2005.

NOTE 25—FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments. The following disclosure of the estimated fair value of financial instruments as of December 31, 2007 and 2006 is made by the Company using available market information and valuation methods which management believes are appropriate for each instrument. Quoted market prices, if available, are utilized as estimates of the fair value of financial instruments. If quoted market prices are not available, management estimates fair value based on the quoted market price of a financial instrument with similar characteristics or based on other valuation techniques. The estimation methods for individual classifications of financial instruments are described more fully below. Different market assumptions and estimation methodologies could significantly affect estimated fair value amounts.

The fair value of financial instruments whose estimated fair values were their carrying values is summarized as follows:

•	Cash and equivalents, cash and investments required to be segregated, margin receivables and customer payables—Fair value is estimated to be carrying value.

•

Trading securities, available-for-sale mortgage-backed and investment securities—Fair value is estimated by using quoted market prices for most securities. For illiquid securities, market prices are estimated by obtaining market price quotes on similar liquid securities and adjusting the price to reflect differences between the two securities, such as credit risk, liquidity, term coupon, payment characteristics and other information.

•	Investment in FHLB stock—FHLB stock is carried at cost, which is considered to be a reasonable estimate of fair value.

•

Financial derivatives—Fair value is the amount the Company would pay or receive to terminate the agreement as determined from quoted market prices, which is equal to the carrying value. The fair value of commitments to originate loans is estimated by calculating the estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLCs. See derivative financial instruments discussion at Note 8—Accounting for Derivative Financial Instruments and Hedging Activities.

The fair value of financial instruments whose estimated fair values were different from their carrying values is summarized below (dollars in thousands):

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Loans, net	$30,139,382	$29,415,679	$26,656,193	$26,416,079
Liabilities:
Deposits	$25,884,755	$25,864,725	$24,071,012	$23,320,015
Securities sold under agreements to repurchase	$8,932,693	$8,937,647	$9,792,422	$9,809,313
Other borrowings	$7,446,504	$7,495,949	$5,323,962	$5,345,326
Corporate debt	$3,002,698	$2,800,758	$1,842,169	$1,996,560

•

Loans, net—For loans held-for sale, fair value is estimated using quoted market prices for securities backed by similar types of loans, dealer rate sheets and dealer commitments to purchase loans. The carrying value of closed loans held-for-sale designated in fair value hedge relationships approximates fair value. For the held-for-investment portfolio, including one- to four-family, home equity, recreational vehicle, marine and auto loans, fair value is estimated by differentiating loans based on their individual characteristics, such as product classification, loan category, pricing features and remaining maturity. Management adjusts assumptions for expected losses, prepayments and discount rates to reflect the individual characteristics of the loans, such as credit risk, coupon, term, and payment characteristics, as well as the secondary market conditions for these types of loans. For commercial and credit card loans, fair value is estimated based on both individual and portfolio characteristics and recent market transactions.

•

Deposits—For sweep deposit accounts, money market and savings accounts and checking accounts, fair value is the amount payable on demand at the reporting date. For certificates of deposit and brokered certificates of deposits, fair value is estimated by discounting future cash flows at the currently offered rates for deposits of similar remaining maturities.

•	Securities sold under agreements to repurchase—Fair value is determined by discounting future cash flows at the rate implied for other similar instruments with similar remaining maturities.

•

Other borrowings—For FHLB advances, fair value is estimated by discounting future cash flows at the currently offered rates for borrowings of similar remaining maturities. For trust preferred stock, fair value is estimated by discounting future cash flows at the rate implied by dealer pricing quotes for other similar instruments, adjusting the price to reflect differences between the securities, such as credit risk, liquidity, term coupon, payment characteristics and other information. For margin collateral, overnight and other short-term borrowings and collateralized borrowings, fair value is estimated to be carrying value.

•	Corporate debt—Fair value is estimated using quoted market prices or dealer pricing quotes.

In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates influence the impact that these commitments and contingencies have on the Company in the future. Information related to such commitments and contingent liabilities is detailed in Note 23—Commitments, Contingencies and Other Regulatory Matters.

NOTE 26—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

The following presents the Parent’s condensed statement of income (loss) and comprehensive income (loss), balance sheet and cash flows:

STATEMENT OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Management fees from subsidiaries	$190,156	$181,621	$224,894

Total net revenue	190,156	181,621	224,894

Expense excluding interest:
Compensation and benefits	135,356	139,056	130,081
Clearing and servicing	(2,318)	(1,089)	206
Advertising and market development	8,979	9,036	13,498
Communications	24,856	25,455	18,973
Professional services	51,039	35,296	27,647
Depreciation and amortization	70,125	54,621	50,528
Occupancy and equipment	35,173	24,559	25,036
Facility restructuring and other exit activities	3,215	20,279	2,991
Intercompany allocations and charges	(190,294)	(147,798)	(120,598)
Other	30,037	24,281	17,545

Total expense excluding interest	166,168	183,696	165,907
Income (loss) before other income (expense), income taxes, discontinued operations, cumulative effect of accounting change and equity in income (loss) of other consolidated subsidiaries	23,988	(2,075)	58,987
Other income (expense):
Corporate interest income	2,169	2,617	2,265
Corporate interest expense	(169,475)	(149,700)	(71,510)
Gain (loss) on sales of investments, net	(3)	—	982
Loss on early extinguishment of debt	—	(703)	—
Equity in income (loss) of investments and venture funds	5,590	(989)	6,247

Total other income (expense)	(161,719)	(148,775)	(62,016)

Loss before income taxes, discontinued operations, cumulative effect of accounting change and equity in income (loss) of other consolidated subsidiaries	(137,731)	(150,850)	(3,029)
Income tax expense (benefit)	18,231	(143,845)	(10,806)

Net income (loss) from continuing operations	(155,962)	(7,005)	7,777
Gain from discontinued operations, net of tax	—	2,593	—
Cumulative effect of accounting change, net of tax	—	—	1,646
Equity in income (loss) of other consolidated subsidiaries	(1,285,792)	633,271	420,989

Net income (loss)	(1,441,754)	628,859	430,412
Other comprehensive loss	(189,924)	(25,760)	(34,513)

Comprehensive income (loss)	$(1,631,678)	$603,099	$395,899

BALANCE SHEET

(In thousands)

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$251,663	$139,542
Property and equipment, net	273,894	230,120
Investment in other consolidated subsidiaries	5,287,423	5,529,008
Receivable from subsidiaries	35,544	107,031
Other assets	259,997	201,495

Total assets	$6,108,521	$6,207,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities: Corporate debt	$3,022,698	$1,842,170
Other liabilities	256,758	168,656

Total liabilities	3,279,456	2,010,826

Total shareholders’ equity	2,829,065	4,196,370

Total liabilities and shareholders’ equity	$6,108,521	$6,207,196

STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(1,441,754)	$628,859	$430,412
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	(1,646)
Depreciation and amortization	75,057	54,621	50,528
Gain on sales of investments, net	(951)	—	(946)
Equity in undistributed income of other subsidiaries	1,727,862	(307,623)	(55,210)
Equity in income of investments and venture funds	(5,590)	989	(6,247)
Non-cash restructuring costs and other exit activities	672	20,279	2,991
Share-based compensation	15,084	8,848	6,916
Tax benefit from tax deductions in excess of compensation expense	(8,214)	(12,410)	(10,352)
Other	3,527	(1,213)	1,459
Other changes, net:
Other assets and liabilities, net	91,542	(63,350)	(73,131)
Facility restructuring liabilities	(8,412)	(798)	(4,581)

Net cash provided by operating activities	448,823	328,202	340,193

Cash Flows from Investing Activities:
Purchases of property and equipment	(114,838)	(87,400)	(66,191)
Cash used in business acquisitions	(3,813)	(15,259)	(2,312,879)
Cash contributions to subsidiaries	(1,641,000)	(167,978)	(80,000)
Return of capital from subsidiaries	—	44,014	—
Other	(13,405)	5,424	10,039

Net cash used in investing activities	(1,773,056)	(221,199)	(2,449,031)

Cash Flows from Financing Activities:
Proceeds from issuance of springing lien notes	1,193,767	—	—
Proceeds from issuance of senior notes	—	—	992,064
Proceeds from issuance of mandatory convertible notes	—	—	436,500
Proceeds from issuance of common stock to Citadel(1)	338,978	—	—
Tax benefit from tax deductions in excess of compensation expense recognition	8,214	12,410	10,352
Proceeds from issuance of common stock from employee stock transactions	35,981	52,720	753,134
Repurchases of common stock	(148,632)	(122,601)	(58,215)
Deferred financing fees	(7,371)	—	—
Other	15,417	(3,504)	(490)

Net cash provided by (used in) financing activities	1,436,354	(60,975)	2,133,345

Increase (decrease) in Cash and Equivalents	112,121	46,028	24,507
Cash and Equivalents, Beginning of Period	139,542	93,514	69,007

Cash and Equivalents, End of Period	$251,663	$139,542	$93,514

(1)	Includes the proceeds received on November 29, 2007 for the 46.7 million shares of common stock that are expected to be issued in the first quarter of 2008 in connection with the Citadel Investment. These shares had not been issued as of December 31, 2007.

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

In support of the Company’s brokerage business, the Company has provided guarantees on the settlement of its subsidiaries’ financial obligations with several financial institutions related to its securities lending activities. Terms and conditions of the guarantees, although typically undefined in the guarantees themselves, are governed by the conditions of the underlying obligation that the guarantee covers. Thus, the Company’s obligation to pay under these guarantees coincides exactly with the terms and conditions of those underlying obligations. At December 31, 2007, no claims had been filed with the Company for payment under any guarantees. These guarantees are not collateralized.

In addition to guarantees issued on behalf of subsidiaries participating in securities lending programs, the Company also issues guarantees for the settlement of foreign exchange transactions. If a subsidiary fails to deliver currency on the settlement date of a foreign exchange arrangement, the beneficiary financial institution may seek payment from the Company. Terms are undefined, and are governed by the terms of the underlying financial obligation. At December 31, 2007, no claims had been made on the Company under these guarantees and thus, no obligations had been recorded. These guarantees are not collateralized.

NOTE 27—SUBSEQUENT EVENTS

In January 2008, the Company issued an additional $150.0 million of springing lien notes in accordance with the terms of the agreement with Citadel. This is the final issuance under this agreement and brings the total springing lien notes to $1.9 billion. In connection with this issuance, the Company received $150.0 million in cash. Additionally, the Company received all required regulatory approvals in order to issue the remaining 46.7 million shares of common stock.

The Company entered into a definitive asset purchase agreement to sell substantially all of the assets of RAA to PHH Investments, Ltd for approximately $25 million. This transaction is subject to normal closing conditions and is expected to close in the second quarter of 2008.

NOTE 28—QUARTERLY DATA (UNAUDITED)

The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented (dollars in thousands, except per share amounts):

	2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Total net revenue	$644,998	$663,549	$321,232	$(2,007,946)	$598,349	$611,358	$581,766	$628,848
Net income (loss) from continuing operations	$169,410	$159,129	$(58,448)	$(1,711,845)	$142,984	$156,692	$150,228	$176,910
Net income (loss)	$169,410	$159,129	$(58,448)	$(1,711,845)	$142,471	$156,484	$153,249	$176,655
Earnings (loss) per share from continuing operations:
Basic	$0.40	$0.38	$(0.14)	$(3.98)	$0.34	$0.37	$0.35	$0.42
Diluted	$0.39	$0.37	$(0.14)	$(3.98)	$0.33	$0.36	$0.34	$0.40
Net earnings (loss) per share:
Basic	$0.40	$0.38	$(0.14)	$(3.98)	$0.34	$0.37	$0.36	$0.42
Diluted	$0.39	$0.37	$(0.14)	$(3.98)	$0.33	$0.36	$0.35	$0.40

The operating environment during 2007, particularly during the second half of the year, was extremely challenging as the crisis in the residential real estate and credit markets adversely impacted our financial performance. The decrease in net income for the fourth quarter ended December 31, 2007 was due principally to the $2.2 billion loss on the sale of our asset-backed securities portfolio and $402.3 million in provision for loan losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal year ended December 31, 2007, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Management Report on Internal Control Over Financial Reporting and the Reports of Independent Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

The Company’s Proxy Statement for its Annual Meeting of Shareholders which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12, 13 and 14).

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

EXHIBIT INDEX

Exhibit Number	Description

2.1	Sale and Purchase Agreement, dated September 28, 2005, by and among the Company, J.P. Morgan Chase & Co. and J.P. Morgan Invest Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 3, 2005.)

2.2	First Amendment to Purchase and Sale Agreement, dated October 6, 2005, by and among Harris Financial Corp, Harrisdirect LLC and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 7, 2005.)

3.1	Certificate of Incorporation of E*TRADE Financial Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed November 7, 2003.)

3.2	Certificate of Designation of Series A Preferred Stock of the Company (Incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-41628.)

3.3	Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

3.4	Certificate of Designation of Series B Participating Cumulative Preferred Stock of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed August 14, 2001.)

4.1	Specimen of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

4.2	Reference is hereby made to Exhibits 3.1, 3.2 and 3.3.

4.3	Indenture, dated February 1, 2000, by and between the Company and The Bank of New York. (Incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-3, Registration Statement No. 333-35802.)

4.4	Indenture dated May 29, 2001 by and between the Company and The Bank of New York (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-64102.)

4.5	Rights Agreement dated at July 9, 2001 between E*TRADE Financial Corporation and American Stock Transfer and Trust Company, as Rights Agent (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 9, 2001.)

4.6	Indenture dated June 8, 2004 between E*TRADE Financial Corporation and the Trustee (Incorporated by reference to Exhibit 4 of the Company’s Form 10-Q filed on August 5, 2004.)

4.7	Purchase Contract and Pledge Agreement dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.8	Form of Corporate Unit (included in Exhibit 4.7—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.9	Form of Treasury Unit (included in Exhibit 4.7—Purchase Contract and Pledge Agreement) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1,2006.)

4.10	Subordinated Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.11	Supplemental Indenture No. 1 dated November 22, 2005 to the Subordinated Indenture between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

Exhibit Number	Description

4.12	Form of Subordinated Note (included in Exhibit 4.11—Supplemental Indenture No. 1 to the Subordinated Indenture) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1,2006.)

4.13	Indenture dated November 22, 2005 between E*TRADE Financial Corporation and The Bank of New York (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.14	Form of Senior Note (included in Exhibit 4.13—Indenture dated November 22, 2005) (Incorporated by reference to Exhibit 4 of the Company’s Form 10-K filed March 1, 2006.)

4.15	First Supplemental Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.16	Indenture dated September 19, 2005 by and between the Company and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q filed November 1, 2005.)

4.17	Supplemental Indenture dated November 10, 2005, between E*TRADE Financial Corporation and the Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 15, 2005.)

4.18	Common Stock Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as forward sellers, and Morgan Stanley & Co. International Limited and JPMorgan Chase Bank, National Association, as forward counterparties, dated November 16, 2005 (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.19	Notes Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.20	Equity Units Underwriting Agreement among E*TRADE Financial Corporation and Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, dated November 16, 2005 (Incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.21	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and Morgan Stanley & Co. International Limited dated November 16, 2005 (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.22	Confirmation of Forward Stock Sale Transaction between E*TRADE Financial Corporation and JPMorgan Chase Bank, National Association dated November 16, 2005 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 18, 2005.)

4.23	Registration Rights Agreement, dated as of November 29, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

4.24	Indenture, dated November 29, 2007 between E*TRADE Financial Corporation as issuer and the Bank of New York as Trustee (includes form of note) (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

4.25	First Amendment to Rights Agreement, dated November 29, 2007, by and Between E*TRADE Financial Corporation and American Stock Transfer & Trust Company, as rights agent (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

Exhibit Number	Description

10.1	Form of Indemnification Agreement entered into between the Registrant and its directors and certain officers (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.2	401(k) Plan (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.3	Employee Bonus Plan (Incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525.)

10.4	Stock Purchase Agreement dated June 5, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on June 12, 1998.)

10.5	Stock Purchase Agreement dated July 9, 1998 by and between E*TRADE Financial Corporation and SOFTBANK Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 1998.)

10.6	E*TRADE Ventures I, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.7	E*TRADE eCommerce Fund, L.P., Amended and Restated Limited Partnership Agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q/A filed on April 17, 2000.)

10.8	E*TRADE Ventures II, LLC, Limited Liability Company Operating Agreement (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed November 9, 2000.)

10.9	E*TRADE eCommerce Fund II, L.P., Limited Partnership Agreement (Incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 14, 2000.)

10.10	[redacted] Amended and Restated Strategic Alliance Agreement dated September 26, 2000 by and between the Company and Wit SoundView Group, Inc. (Incorporated by reference to Exhibit 10.14 of the Company’s Form 10-Q/A filed on October 25, 2000.)

10.11	Agreement Regarding Increase of Capital Commitment of the Company and Modification of Order of Fund Distribution by and between the Company and ArrowPath Venture Partners I, LLC dated October 1, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed November 6, 2001.)

10.12	Amendment to Amended and Restated Limited Partnership Agreement of E*TRADE eCommerce Fund L.P. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed November 6, 2001.)

10.13	[redacted] Master Service Agreement and Global Services Schedule, dated April 9, 2003, between E*TRADE Group, Inc. and ADP Financial Information Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 8, 2003.)

10.14	E*TRADE FINANCIAL Sweep Deposit Account Brokerage and Servicing Agreement, dated September 12, 2003, by and between E*TRADE Bank and E*TRADE Clearing LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 7, 2003.)

10.15	Stock Purchase Agreement, dated as of November 25, 2003, between Deutsche Bank AG, a German Corporation and E*TRADE Bank, a federal savings bank under the laws of United States (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on January 7, 2003.)

Exhibit Number	Description

10.16	Form of Employment dated September 1, 2004, by and between the Company and each of Mitchell H. Caplan, R. Jarrett Lilien, Arlen W. Gelbard, Louis Klobuchar, Joshua Levine, Robert J. Simmons and Russell S. Elmer (Incorporated by reference to Exhibit 10.64 of the Company’s Form 10-Q filed on November 5, 2004.)

10.17	Code of Conduct (Incorporated by reference to Exhibit 10.65 of the Company’s Current Report on Form 8-K filed on November 9, 2006.)

10.18	Remarketing Agreement dated November 22, 2005 among E*TRADE and Morgan Stanley & Co. Incorporated and The Bank of New York (Incorporated by reference to Exhibit 10.66 of the Company’s Form 10-K filed on March 1, 2006.)

10.19	2005 Equity Incentive Plan and Forms of Award Agreements (Incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.20	Executive Bonus Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Current Report on Form 8-K filed on May 31, 2005.)

10.21	Credit Agreement dated September 19, 2005 between the Company and JP Morgan Chase Bank, N.A. as Administrative Agent (Incorporated by reference as Exhibit 10.1 in Form 10-Q filed November 1, 2005.)

10.22	Amendment No. 1 dated July 24, 2007, to the Credit Agreement dated September 19, 2007 between the Company and JPMorgan Chase Bank N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 9, 2007.)

10.23	Master Investment and Securities Purchase Agreement, dated November 29, 2007 by and between E*TRADE Financial Corporation and Wingate Capital Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.24	First Amendment to Master Investment and Securities Purchase Agreement, dated as of December 12, 2007, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.5 of the Schedule 13D filed by Citadel Limited Partnership et al. with respect to E*TRADE Financial Corporation on December 7, 2007.)

10.25	Second Amendment to Master Investment and Securities Purchase Agreement, dated as of January 18, 2008, by and between Wingate Capital Ltd. and E*TRADE Financial Corporation (Incorporated by reference to Exhibit 99.12 of the Amendment No. 1 to Schedule 13D filed by Citadel Limited Partnership et al. with respect to E*TRADE Financial Corporation on January 24, 2008.)

10.26	Securities Purchase Agreement, dated November 29, 2007 among E*TRADE Financial Corporation, Investment Partners (A), LLC and the additional investors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.27	ABS Purchase Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Bank, E*TRADE Global Asset Management, Inc. and Citadel Equity Fund Ltd. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 4, 2007.)

10.28	Separation Agreement Between E*TRADE Financial Corporation and Mitchell Caplan, dated as of December 27, 2007, by and between E*TRADE Financial Corporation and Mitchell Caplan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 2, 2008.)

Exhibit Number	Description

*10.29	(redacted) Equities and Options Order Handling Agreement, dated as of November 29, 2007, by and among E*TRADE Financial Corporation, E*TRADE Securities LLC, and Citadel Derivatives Group LLC

*12.1	Statement of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification—Section 302 of the Sarbanes-Oxley.

*31.2	Certification—Section 302 of the Sarbanes-Oxley.

*32.1	Certification—Section 906 of the Sarbanes-Oxley.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

E*TRADE FINANCIAL CORPORATION (Registrant)

By:	/S/ R. JARRETT LILIEN
R. Jarrett Lilien Acting Chief Executive Officer

By:	/S/ ROBERT J. SIMMONS
Robert J. Simmons Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DONALD H. LAYTON (Donald H. Layton)	Chairman of the Board	February 28, 2008

/S/ R. JARRETT LILIEN (R. Jarrett Lilien)	Acting Chief Executive Officer (principal executive officer) and Director	February 28, 2008

/S/ ROBERT J. SIMMONS (Robert J. Simmons)	Chief Financial Officer (principal financial and accounting officer)	February 28, 2008

/S/ DARYL G. BREWSTER (Daryl G. Brewster)	Director	February 28, 2008

(Robert Druskin)	Director

/S/ RONALD D. FISHER (Ronald D. Fisher)	Director	February 28, 2008

/S/ GEORGE A. HAYTER (George A. Hayter)	Director	February 28, 2008

/S/ MICHAEL K. PARKS (Michael K. Parks)	Director	February 28, 2008

/S/ C. CATHLEEN RAFFAELI (C. Cathleen Raffaeli)	Director	February 28, 2008

/S/ LEWIS E. RANDALL (Lewis E. Randall)	Director	February 28, 2008

/S/ DONNA L. WEAVER (Donna L. Weaver)	Director	February 28, 2008

/S/ STEPHEN H. WILLARD (Stephen H. Willard)	Director	February 28, 2008