Form 10-Q
period 2008-03-31
E TRADE FINANCIAL CORP
filed 2008-05-09
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

As of May 5, 2008, there were 473,062,126 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2008

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “expect,” “may,” “anticipate,” “intend,” “plan” and similar expressions. Our actual results could differ materially from those discussed in these forward-looking statements, and we caution that we do not undertake to update these statements. Factors that could contribute to our actual results differing from any forward-looking statements include those discussed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. Important factors that may cause actual results to differ materially from any forward-looking statements are set forth in our 2007 Form 10-K filed with the Securities and Exchange Commission (“SEC”) under the heading “Risk Factors.”

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

OVERVIEW

Strategy

Our strategy centers on growing our global customer base and mitigating the risks associated with our balance sheet. We plan to grow our global customer base by appealing to retail investors, specifically those who are customers of large established financial institutions, by providing them with innovative, easy, low-cost financial solutions and service. Our financial solutions include a suite of trading, investing and banking products.

Our plan to mitigate the risks associated with our balance sheet contains three core goals: reduce credit risk in our loan portfolio, reduce our level of corporate debt and reduce operating expenses. We believe that the successful completion of this plan will significantly improve our financial strength and will help restore customer and investor confidence in our franchise.

We are also focused on simplifying and streamlining the business by exiting and/or restructuring certain non-core operations. We believe these changes will better align our business with the global retail investor.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities;

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase;

•	interest rates and the shape of the interest rate yield curve; and

•	the performance, volume and volatility of the equity and capital markets.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our products and services;

•	our ability to assess and manage credit risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below:

	As of or For the Three Months Ended March 31,
			Variance
	2008	2007	2008 vs. 2007
Customer Activity Metrics:
Retail customer assets (dollars in billions)	$168.4	$200.5	(16)%
Customer cash and deposits (dollars in billions)	$34.9	$36.0	(3)%
U.S. daily average revenue trades	155,706	141,238	10%
International daily average revenue trades	35,018	28,798	22%

Total daily average revenue trades	190,724	170,036	12%
Average commission per trade	$11.04	$11.89	(7)%
End of period total accounts	4,778,238	4,546,544	5%

Company Financial Metrics:
Net revenue growth(1)	(51)%	8%	(59)%
Enterprise net interest spread (basis points)	250	274	(9)%
Enterprise interest-earning assets (average in billions)	$49.9	$52.9	(6)%
Nonperforming loans receivable as a % of gross loans receivable	2.02%	0.39%	1.63%
Allowance for loan losses (dollars in millions)	$565.9	$68.0	732%
Allowance for loan losses as a % of nonperforming loans	96.84%	58.68%	38.16%
Excess E*TRADE Bank risk-based capital (dollars in millions)	$695.3	$161.9	329%

(1)	Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Customer Activity Metrics

•

Retail customer assets are an indicator of the value of our relationship with the customer. An increase in retail customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

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

•	End of period total accounts is an indicator of the Company’s ability to attract and retain customers.

Company Financial Metrics

•

Net revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. The negative revenue growth during the comparable periods was due to lower revenue in our institutional segment, which was related to an increase in provision for loan losses.

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

•

Excess E*TRADE Bank risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum well-capitalized threshold and is an indicator of E*TRADE Bank’s ability to absorb future loan losses.

Significant Events in the First Quarter of 2008

Turnaround Plan Progress

On January 24, 2008, we announced a turnaround plan focused on resolving the risks in our balance sheet and returning our primary focus to the retail investor. We made the following progress on this plan during the first quarter of 2008:

Retail Investor

•	Opened 305,000 gross new accounts;

•	Produced 62,000 net new accounts;

•	Ended the quarter with a record 4.8 million total customer accounts;

•	Increased customer cash and deposit balances in March 2008 for the fourth consecutive month; and

•	Stabilized retail customer asset flows and generated net inflows of approximately $300 million(1).

(1)	Excludes the effects of market movements in the value of customer assets.

Balance Sheet Risk

•	Increased excess E*TRADE Bank risk-based capital (excess to the regulatory minimum well-capitalized threshold) to approximately $695 million, an increase of $260 million compared to December 31, 2007;

•	Improved E*TRADE Bank tier-1 and risk-based capital ratios to 6.78% and 12.36%, respectively;

•	Ended the quarter with $10.7 billion in excess Federal Home Loan Bank (“FHLB”) borrowing capacity;

•	Completed $69 million in non-core asset sales; and

•	Reduced holding company debt by $60 million(1), including $25 million in debt-for-equity swaps.

Citadel Investment

In January 2008, the Company issued an additional $150.0 million of springing lien notes in accordance with the terms of the agreement with Citadel Limited Partnership (“Citadel”). This was the final note issuance under the agreement with Citadel and brings the total springing lien notes outstanding to $1.9 billion in principal. In connection with this issuance, the Company received $150.0 million in cash. Additionally, the Company received all required regulatory approvals in order to issue to Citadel the remaining 46.7 million shares of common stock required to be issued under the agreement; however as of March 31, 2008 the shares had not yet been issued.

Enhanced Research Tools for the Retail Investor

We began offering expanded tools and services, including improved charting capabilities and redesigned our “Global Markets,” “US Markets,” and “Market News” pages. We also began offering customization, expanded our mutual fund center with research capabilities and improved charting and analytics for Power E*TRADE Pro.

Retirement Planning Tool

We launched Retirement QuickPlan, which provides a quick assessment of an individual’s or family’s retirement savings and investing plan as well as guidelines to get on track with personal retirement goals.

Summary Financial Results

Income Statement Highlights for the Three Months Ended March 31, 2008 (dollars in millions, except per share amounts)

	Three Months Ended March 31,		Variance
	2008	2007	2008 vs. 2007
Total net revenue	$316.2	$645.0	(51)%
Net operating interest income	$332.8	$390.6	(15)%
Provision for loan losses	$(233.9)	$(21.2)	1004%
Net operating interest income after provision for loan losses	$98.9	$369.4	(73)%
Commission revenue	$129.8	$159.0	(18)%
Fees and service charges revenue	$62.6	$59.5	5%
Operating margin	$(56.4)	$270.6	(121)%
Net income (loss)	$(91.2)	$169.4	(154)%
Diluted net earnings (loss) per share	$(0.20)	$0.39	(151)%

(1)	The $60 million reduction in holding company debt occurred subsequent to the $150 million debt issuance to Citadel in January 2008.

The operating environment during the first quarter of 2008 remained challenging as the deterioration in the residential real estate and credit markets continued to impact our financial performance. The losses in our institutional segment caused by this deterioration more than offset our retail segment income. Our retail customer base showed positive growth trends during the first quarter of 2008, including the addition of over 60,000 net new customers and net inflows of customer assets of approximately $300 million(1). We believe these are indications that our retail segment has stabilized and has returned to modest growth.

Total net revenue for the three months ended March 31, 2008 decreased 51% compared to the same period in 2007 due primarily to an increase in our provision for loan losses of $212.7 million to $233.9 million. As a result of the decrease in net revenue, net income declined by 154% from the same period in prior year to a loss of $91.2 million for the three months ended March 31, 2008.

Balance Sheet Highlights (dollars in billions)

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
Total assets	$53.2	$56.8	(6)%
Total enterprise interest-earning assets	$47.5	$52.3	(9)%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets	75%	71%	4%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	68%	61%	7%

The decrease in total assets was attributable primarily to a decrease of $1.6 billion in loans receivable, net and a decrease of $2.9 billion in available-for-sale mortgage-backed and investment securities. For the foreseeable future, we plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to increase our excess regulatory capital levels at E*TRADE Bank as we focus on mitigating the credit risk inherent in our loan portfolios. During the three months ended March 31, 2008, we increased our excess risk-based capital at E*TRADE Bank by 60% to $695 million. In connection with this strategy and the Citadel Investment, we have updated our secondary market purchase policies to prohibit the acquisition of asset-backed securities, collaterized debt obligations (“CDO”) and certain other instruments with a high level of credit risk through January 1, 2010.

EARNINGS OVERVIEW

Net income (loss) decreased 154% to a loss of $91.2 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in net income for the three months ended March 31, 2008 was due principally to an increase in our provision for loan losses of $212.7 million to $233.9 million. The losses in our institutional segment more than offset our retail segment income, which was $125.5 million for the three months ended March 31, 2008.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of our success in our banking and balance sheet management business. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

(1)	Growth in customer assets as compared to December 31, 2007 and excludes the effects of market movements in the value of customer assets.

Similarly, we report gain on sales of investments, net separately from gain (loss) on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net are the result of activities in our operations, namely our balance sheet management businesses, including impairment on our available-for sale mortgage-backed and investment securities portfolio. Gain on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, expense excluding interest, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Revenue:
Operating interest income	$710,737	$829,795	$(119,058)	(14)%
Operating interest expense	(377,966)	(439,209)	61,243	(14)%

Net operating interest income	332,771	390,586	(57,815)	(15)%
Provision for loan losses	(233,871)	(21,186)	(212,685)	1004%

Net operating interest income after provision for loan losses	98,900	369,400	(270,500)	(73)%

Commission	129,764	158,993	(29,229)	(18)%
Fees and service charges	62,612	59,498	3,114	5%
Principal transactions	20,495	30,082	(9,587)	(32)%
Gain (loss) on sales of loans and securities, net	(9,145)	17,375	(26,520)	*
Other revenue	13,610	9,650	3,960	41%

Total non-interest income	217,336	275,598	(58,262)	(21)%

Total net revenue	$316,236	$644,998	$(328,762)	(51)%

*	Percentage not meaningful

Total net revenue declined by 51% to $316.2 million for the three months ended March 31, 2008 compared to the same period in 2007. This decline was driven by an increase in the provision for loan losses of $212.7 million to $233.9 million for the three months ended March 31, 2008 compared to the same period in 2007.

Net Operating Interest Income

Net operating interest income decreased 15% to $332.8 million for the three months ended March 31, 2008 compared to the same period in 2007. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The decrease in net operating interest income was due primarily to the decrease in enterprise interest-earning assets.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$29,925,013	$451,574	6.04%	$28,093,409	$451,399	6.43%
Margin receivables	6,936,549	94,913	5.50%	6,787,828	123,986	7.41%
Mortgage-backed and related available-for-sale securities	9,281,381	110,072	4.74%	12,040,109	157,967	5.25%
Available-for-sale investment securities	176,360	2,902	6.58%	3,651,560	59,860	6.56%
Trading securities	572,817	10,708	7.48%	119,779	3,269	10.92%
Cash and cash equivalents(2)	2,210,282	20,798	3.78%	1,358,120	15,930	4.76%
Stock borrow and other	808,330	15,712	7.78%	820,679	13,687	6.67%

Total enterprise interest-earning assets(3)	49,910,732	706,679	5.67%	52,871,484	826,098	6.27%

Non-operating interest-earning assets(4)	4,797,002			4,422,167

Total assets	$54,707,734			$57,293,651

Enterprise interest-bearing liabilities:
Retail deposits	$25,383,594	171,535	2.72%	$24,696,611	177,329	2.91%
Brokered certificates of deposit	1,229,811	15,169	4.96%	466,559	5,659	4.92%
Customer payables	5,261,612	14,635	1.12%	6,380,411	20,479	1.30%
Repurchase agreements and other borrowings	7,980,130	94,934	4.71%	12,137,872	159,031	5.24%
FHLB advances	5,974,084	70,802	4.69%	4,996,389	62,852	5.03%
Stock loan and other	1,679,887	10,656	2.51%	1,349,305	12,515	3.76%

Total enterprise interest-bearing liabilities	47,509,118	377,731	3.17%	50,027,147	437,865	3.53%

Non-operating interest-bearing liabilities(5)	4,357,534			3,016,712

Total liabilities	51,866,652			53,043,859
Total shareholders’ equity	2,841,082			4,249,792

Total liabilities and shareholders’ equity	$54,707,734			$57,293,651

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,401,614	$328,948	2.50%	$2,844,337	$388,233	2.74%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.64%			2.94%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.06%			105.69%
Return on average:
Total assets			(0.67)%			1.18%
Total shareholders’ equity			(12.84)%			15.95%
Average equity to average total assets			5.19%			7.42%
Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):
	Three Months Ended March 31,
	2008	2007

Enterprise net interest income(6)	$328,948	$388,233
Taxable equivalent interest adjustment	(3,698)	(7,320)
Customer cash held by third parties and other(7)	7,521	9,673

Net operating interest income	$332,771	$390,586

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $3.7 million and $7.3 million for the three months ended March 31, 2008 and 2007, respectively.
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

(7)

Includes interest earned on average customer assets of $3.3 billion and $3.9 billion for the three months ended March 31, 2008 and 2007, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $0.01 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively.

Average enterprise interest-earning assets decreased 6% to $49.9 billion for the three months ended March 31, 2008 compared to the same period in 2007, primarily the result of a decrease in our available-for-sale portfolio. Average available-for-sale mortgage-backed and investment securities decreased 40% to $9.5 billion for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily due to the sale of certain mortgage-backed securities in the first quarter of 2008 and the sale of our asset-backed securities portfolio towards the end of the fourth quarter of 2007. This decrease was slightly offset by an increase in average loans, net. Average loans, net grew 7% to $29.9 billion for the three months ended March 31, 2008 compared to the same period in 2007. Average loans, net grew as a result of our focus on growing real estate loan products in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio.

Average enterprise interest-bearing liabilities decreased 5% to $47.5 billion for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in repurchase agreements. Average repurchase agreements and other borrowings decreased 34% to $8.0 billion for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was slightly offset by an increase in average retail deposits. Average retail deposits increased 3% to $25.4 billion for the three months ended March 31, 2008 compared to the same period in 2007. Increases in average retail deposits were driven by growth in the Complete Savings Account.

Enterprise net interest spread decreased by 24 basis points to 2.50% for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was primarily the result of a challenging interest rate environment throughout the past 12 months as well as growth in our Complete Savings Account, which pays a higher interest rate than the majority of our other deposit products.

Provision for Loan Losses

Provision for loan losses increased $212.7 million to $233.9 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the first quarter of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

Commission

Commission revenue decreased 18% to $129.8 million for the three months ended March 31, 2008, compared to the same period in 2007, which was driven primarily by a decrease of $34.3 million, or 96%, in institutional commission revenue as a result of our exit of our institutional brokerage operations. This was partially offset by an increase of $5.1 million, or 4%, in our retail commission revenue. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 12% to 190,724 for the three months ended March 31, 2008 compared to the same period in 2007. Our U.S. DART volume increased 10% for the three months ended March 31, 2008 compared to the same period in 2007. Our international DARTs grew by 22% for the three months ended March 31, 2008 compared to the same period in 2007, driven entirely by organic growth. Our international operations continue to be a strong growth contributor within our retail trading business, and we believe that over time they will become a significant component of our entire business. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 17% of U.S. trading volume versus 14% a year ago.

Average commission per trade decreased 7% to $11.04 for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily a function of the mix of customers. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent customers, who generally have a lower commission per trade. Customer appreciation and win-back campaigns also contributed to the decrease in average commission per trade.

Fees and Service Charges

Fees and service charges increased 5% to $62.6 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase was due to an increase in foreign currency margin revenue, fixed income product revenue and mutual fund fees, partially offset by a decrease in CDO management fee revenue.

Principal Transactions

Principal transactions decreased 32% to $20.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in principal transactions resulted from lower institutional trading volumes. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net was a loss of $9.1 million for the three months ended March 31, 2008, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Gain on sales of originated loans	$730	$1,915	$(1,185)	(62)%
Loss on sales of loans held-for-sale, net	(157)	(1,662)	1,505	(91)%

Gain on sales of loans, net	573	253	320	126%
Gain on securities and other investments	13,263	8,517	4,746	56%
Loss on impairment	(26,602)	(249)	(26,353)	*
Gain on trading securities	3,621	8,854	(5,233)	(59)%

Gain (loss) on securities, net	(9,718)	17,122	(26,840)	*

Gain (loss) on loans and securities, net	$(9,145)	$17,375	$(26,520)	*

*	Percentage not meaningful

The decrease in the total gain (loss) on loans and securities, net during the three months ended March 31, 2008 was due primarily to the $26.6 million impairment that was recorded on certain AAA-rated and AA-rated collateralized mortgage obligations (“CMO”) in the first quarter of 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Other Revenue

Other revenue increased 41% to $13.6 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in other revenue was due to an increase in the cash surrender value of Bank-Owned Life Insurance (BOLI), an increase in fees earned in connection with distribution of shares during initial public offerings and software consulting fees from our Corporate Services business.

Expense Excluding Interest

The components of expense excluding interest and the resulting variances are as follows (dollars in thousands):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Compensation and benefits	$128,777	$123,782	$4,995	4%
Clearing and servicing	48,579	67,252	(18,673)	(28)%
Advertising and marketing development	60,472	45,592	14,880	33%
Communications	27,439	26,156	1,283	5%
Professional services	24,347	24,985	(638)	(3)%
Depreciation and amortization	22,071	19,383	2,688	14%
Occupancy and equipment	22,003	23,579	(1,576)	(7)%
Amortization of other intangibles	10,910	10,268	642	6%
Facility restructuring and other exit activities	10,492	733	9,759	*
Other	17,523	32,675	(15,152)	(46)%

Total expense excluding interest	$372,613	$374,405	$(1,792)	(0)%

*	Percentage not meaningful

Expense excluding interest declined slightly to $372.6 million for the three months ended March 31, 2008 compared to the same period in 2007.

Compensation and Benefits

Compensation and benefits increased 4% to $128.8 million for the three months ended March 31, 2008 compared to the same period in 2007. This increase resulted primarily from increased severance compensation of $12.0 million during the first quarter of 2008.

Clearing and Servicing

Clearing and servicing expense decreased 28% to $48.6 million for the three months ended March 31, 2008 compared to the same period in 2007. This decrease is related primarily to the exit of our institutional brokerage operations, which resulted in lower clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 33% to $60.5 million for the three months ended March 31, 2008 compared to the same period in 2007. This planned increase was aimed at restoring customer confidence as well as expanded efforts to promote our products and services to retail investors.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense increased to $10.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase is due primarily to the exit of our institutional brokerage operations during the three months ended March 31, 2008.

Other

Other expense decreased 46% to $17.5 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease is due primarily to the sale of our corporate aircraft related assets, which resulted in a $23.7 million gain on sale during the three months ended March 31, 2008. This decrease was slightly offset by an increase in our regulatory services and fees as well as an increase in bad debt and trade errors.

Other Income (Expense)

Other income (expense) increased from an expense of $8.2 million to an expense of $90.5 million for the three months ended March 31, 2008 compared to the same period in 2007, as shown in the following table (dollars in thousands):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Other income (expense):
Corporate interest income	$2,426	$1,705	$721	42%
Corporate interest expense	(95,241)	(37,791)	(57,450)	152%
Gain on sales of investments, net	502	19,756	(19,254)	(97)%
Loss on early extinguishment of debt	(2,851)	—	(2,851)	*
Equity in income of investments and venture funds	4,699	8,095	(3,396)	(42)%

Total other income (expense)	$(90,465)	$(8,235)	$(82,230)	*

*	Percentage not meaningful

Total other income (expense) for the three months ended March 31, 2008 primarily consisted of corporate interest expense resulting from our corporate debt, which includes the springing lien notes, senior notes and mandatory convertible notes. Corporate interest expense increased 152% to $95.2 million for the three months ended March 31, 2008, which was primarily due to the interest expense on the springing lien notes that were issued in the fourth quarter of 2007 and first quarter of 2008.

The loss on early extinguishment of debt of $2.9 million for the three months ended March 31, 2008 is primarily due to a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft. These losses were partially offset by an $8.5 million gain recognized on the exchange of the $25.0 million of our senior notes for 4.5 million shares of our common stock.

Income Tax Expense (Benefit)

Income tax benefit from continuing operations was $55.6 million during the three months ended March 31, 2008 compared to an income tax expense of $92.9 million for the same period in 2007. The recording of a net tax benefit in the current period compared to a net tax expense for the same period in 2007 relates primarily to $146.8 million in loss before income taxes for the three months ended March 31, 2008 compared to $262.4 million in income before income taxes for the same period in 2007. Our effective tax rates for the three months ended March 31, 2008 and 2007 were (37.9)% and 35.4%, respectively.

The $55.6 million income tax benefit for the three months ended March 31, 2008 includes a $4.3 million tax benefit related to the favorable resolution and settlement of a Hong Kong tax examination. In addition, the net income tax benefit includes a $1.7 million tax expense recognized in establishing deferred taxes as a result of our determination that undistributed earnings from certain of our profitable foreign operations are no longer permanently reinvested outside the U.S.

We expect our 2008 tax expense to be based on a pro-forma tax rate in the range of 37% to 38% before taking into account the two items listed above and before consideration of $11.5 million of projected 2008 incremental tax expense, which is summarized in the following table (dollars in millions):

Tax
Incremental tax benefits
Tax exempt income	$14.0
Low income housing tax credits	2.4

Total tax benefits	16.4
Incremental tax expenses
Non-deductible officer’s compensation	3.4
Tax rate differential of international operations	6.7
Non-deductible portion of interest expense on springing lien notes	17.8

Total tax expense	27.9

Projected incremental tax items	$11.5

A proportionate amount of these incremental tax items were included in the $55.6 million income tax benefit for the three months ended March 31, 2008.

During the three months ended March 31, 2008, we did not provide for additional valuation allowance against our federal deferred tax assets, including those related to our operating loss and credit carryforwards, since we continue to believe that it is not more likely than not that the net deferred federal tax assets will not be recognized. The ability to recognize these deferred tax assets is generally based on our ability to generate future profits and can be subject to other limitations in the event of a substantial change in ownership in the Company. Thus, while we currently believe it is more likely than not the deferred tax assets will be recognized, such recognition cannot be assured, nor can there be any assurance that our judgment regarding the need for a valuation allowance will not change at some point in the future.

SEGMENT RESULTS REVIEW

Retail

The following table summarizes retail financial and key metrics for the periods ended March 31, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Retail segment income:
Net operating interest income	$212,987	$227,481	$(14,494)	(6)%
Commission	128,388	123,305	5,083	4%
Fees and service charges	59,213	54,203	5,010	9%
Gain on loans and securities, net	1,069	4,911	(3,842)	(78)%
Other revenue	9,683	9,751	(68)	(1)%

Net segment revenue	411,340	419,651	(8,311)	(2)%
Total segment expense	285,846	248,193	37,653	15%

Total retail segment income	$125,494	$171,458	$(45,964)	(27)%

Key Metrics:
Retail customer assets (dollars in billions)	$168.4	$200.5	$(32.1)	(16)%
Customer cash and deposits (dollars in billions)	$34.9	$36.0	$(1.1)	(3)%
U.S. DARTs	155,706	141,238	14,468	10%
International DARTs	35,018	28,798	6,220	22%

DARTs	190,724	170,036	20,688	12%
Average commission per trade	$11.04	$11.89	$(0.85)	(7)%
Average margin debt (dollars in billions)	$7.0	$6.9	$0.1	1%
End of period total accounts	4,778,238	4,546,544	231,694	5%

Our retail segment generates revenue from trading, investing and banking relationships with retail customers. These relationships essentially drive five sources of revenue: net operating interest income; commission; fees and service charges; gain on loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service retail customers through these corporate relationships.

During the fourth quarter of 2007, we experienced a disruption in our customer base which caused a decline in the core drivers of our retail segment, including: net new accounts, customer cash and deposits, DARTs, margin debt and retail client assets. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we continue to anticipate credit related losses, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized. During the first quarter of 2008, our retail customer base showed positive growth trends, including adding over 60,000 net new customers and net growth in customer assets of approximately $300 million(1). We believe these are indications that our retail segment has not only stabilized but has returned to modest growth.

Retail segment income decreased 27% to $125.5 million for the three months ended March 31, 2008 compared to the same period in 2007. This was due primarily to a decrease in net operating interest income and an increase in total segment expense.

(1)	Growth in customer assets as compared to December 31, 2007 and excludes the effects of market movements in the value of customer assets.

Retail net operating interest income decreased 6% to $213.0 million for the three months ended March 31, 2008 compared to the same period in 2007. This decrease was driven primarily by a decrease in customer cash and deposits during the comparable periods.

Retail commission revenue increased 4% to $128.4 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in commission revenue was primarily the result of increased trading volumes in the overall domestic equity market and in our international commissions where DARTs increased 22% from 28,798 to 35,018 for the three months ended March 31, 2008 compared to the same period in 2007.

Retail segment expense increased 15% to $285.8 million for three months ended March 31, 2008 compared to the same period in 2007. This increase related primarily to our planned growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of March 31, 2008, we had approximately 3.6 million active trading and investing accounts and 1.1 million active deposit and lending accounts. For the three months ended March 31, 2008 and 2007, our retail trading and investing products contributed 71% and 70%, respectively, and our deposit products contributed 24% and 23%, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the three months ended March 31, 2008 and 2007.

Institutional

The following table summarizes institutional financial and key metrics for the periods ended March 31, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended March 31,		Variance
			2008 vs. 2007
	2008	2007	Amount	%
Institutional segment income (loss):
Net operating interest income	$119,784	$163,105	$(43,321)	(27)%
Provision for loan losses	(233,871)	(21,186)	(212,685)	1004%

Net operating interest income (expense) after provision for loan losses	(114,087)	141,919	(256,006)	(180)%
Commission	1,376	35,688	(34,312)	(96)%
Fees and service charges	5,324	7,475	(2,151)	(29)%
Principal transactions	20,495	30,082	(9,587)	(32)%
Gain (loss) on loans and securities, net	(10,214)	12,464	(22,678)	(182)%
Other revenue	3,943	41	3,902	*

Net segment revenue	(93,163)	227,669	(320,832)	(141)%
Total segment expense	88,708	128,534	(39,826)	(31)%

Total institutional segment income (loss)	$(181,871)	$99,135	$(281,006)	(283)%

Key Metrics:
Nonperforming loans receivable as a percentage of gross loans receivable	2.02%	0.39%	*	1.63%
Allowance for loan losses (dollars in millions)	$565.9	$68.0	$497.9	732%
Allowance for loan losses as a % of nonperforming loans	96.84%	58.68%	*	38.16%
Average revenue capture per 1,000 equity shares	$0.566	$0.576	$(0.010)	(2)%

*	Percentage not meaningful

Our institutional segment generates revenue from balance sheet management and market-making activities. Balance sheet management activities include managing loans previously purchased from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income.

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our institutional segment incurred a loss of $181.9 million for the three months ended March 31, 2008. The loss was driven primarily by an increase in the provision for loan losses for our loan portfolio of $212.7 million for the three months ended March 31, 2008 compared to the same period in 2007. We believe the provision for loan losses will continue at historically high levels in future periods as the crisis in the residential real estate and credit markets continues to impact the performance of our loan portfolio.

Net operating interest income decreased 27% to $119.8 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease in net operating interest income was due primarily to the decrease in average interest-earning assets of 6% to $49.9 million for the quarter ended March 31, 2008 compared to the same period in 2007.

Provision for loan losses increased $212.7 million to $233.9 million for the three months ended March 31, 2008 compared to the same period in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the first quarter of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

Institutional commission revenue decreased 96% to $1.4 million for three months ended March 31, 2008 compared to the same period in 2007. The decrease was a result of our exit of our institutional brokerage operations.

Fees and service charges revenue decreased 29% to $5.3 million for the three months ended March 31, 2008 compared to the same period in 2007. The decrease for the three months ended March 31, 2008, is primarily the result of a decrease in CDO management fees, which are no longer a revenue stream due to the sale of our collateral management agreements during the first quarter of 2008.

Gain (loss) on loans and securities, net decreased to a loss of $10.2 million for the three months ended March 31, 2008. This decline was due primarily to the $26.6 million impairment that was recorded on certain AAA-rated and AA-rated CMOs in the first quarter of 2008. This loss was partially offset by an increase in the gain on securities and other investments due to the sales of certain of our mortgage-backed securities.

Total institutional segment expense decreased 31% to $88.7 million for the three months ended March 31, 2008 compared to the same period in 2007 and was due primarily to a decline in our clearing expense related to the exit of our institutional brokerage operations, as well as a reduction in corporate overhead expenses, the majority of which are allocated to the institutional segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

			Variance
	March 31, 2008	December 31, 2007	2008 vs. 2007
			Amount	%
Assets:
Cash and equivalents(1)	$3,489,905	$2,113,075	$1,376,830	65%
Trading securities	422,941	130,018	292,923	225%
Available-for-sale mortgage-backed and investment securities	8,402,077	11,255,048	(2,852,971)	(25)%
Margin receivables	6,655,659	7,179,175	(523,516)	(7)%
Loans, net	28,444,165	30,139,382	(1,695,217)	(6)%
Investment in FHLB stock	241,392	338,585	(97,193)	(29)%
Other assets(2)	5,540,811	5,690,654	(149,843)	(3)%

Total assets	$53,196,950	$56,845,937	$(3,648,987)	(6)%

Liabilities and shareholders’ equity:
Deposits	$27,467,227	$25,884,755	$1,582,472	6%
Wholesale borrowings(3)	12,352,637	16,379,197	(4,026,560)	(25)%
Customer payables	5,413,283	5,514,675	(101,392)	(2)%
Corporate debt	3,156,699	3,022,698	134,001	4%
Accounts payable, accrued and other liabilities	2,091,765	3,215,547	(1,123,782)	(35)%

Total liabilities	50,481,611	54,016,872	(3,535,261)	(7)%
Shareholders’ equity	2,715,339	2,829,065	(113,726)	(4)%

Total liabilities and shareholders’ equity	$53,196,950	$56,845,937	$(3,648,987)	(6)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under Federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The decrease in total assets was attributable primarily to a decrease of $2.9 billion in available-for-sale mortgage-backed and investment securities and a decrease of $1.7 billion in loans, net. The decrease in available-for-sale mortgage-backed and investment securities was primarily due to a $2.2 billion decrease in our mortgage-backed securities. The decrease in loans, net is due to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. For the foreseeable future, we plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to continue increasing our excess regulatory capital levels at E*TRADE Bank as we focus on strengthening our capital position.

The decrease in total liabilities was attributable primarily to the decrease in wholesale borrowings which was partially offset by an increase in deposits. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase in the first quarter of 2008. The $1.6 billion increase in deposits was due primarily to the growth in money market and savings accounts.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	March 31,	December 31,	Variance
			2008 vs. 2007
	2008	2007	Amount	%
Loans held-for-sale	$19,327	$100,539	$(81,212)	(81)%
One- to four-family	14,639,145	15,506,529	(867,384)	(6)%
Home equity	11,385,998	11,901,324	(515,326)	(4)%
Consumer and other loans:
Recreational vehicle	1,811,794	1,910,454	(98,660)	(5)%
Marine	497,693	526,580	(28,887)	(5)%
Commercial	264,909	272,156	(7,247)	(3)%
Credit card	85,547	90,764	(5,217)	(6)%
Other	15,925	23,334	(7,409)	(32)%
Unamortized premiums, net	289,735	315,866	(26,131)	(8)%
Allowance for loan losses	(565,908)	(508,164)	(57,744)	11%

Total loans, net	$28,444,165	$30,139,382	$(1,695,217)	(6)%

Loans, net decreased 6% to $28.4 billion at March 31, 2008 from $30.1 billion at December 31, 2007. This decline was due primarily to our strategy on reducing balance sheet risk and halting our previous focus on growing the balance sheet. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we intend to allow our home equity and consumer loan portfolios to fully decline over time.

As a general matter, we do not originate or purchase sub-prime(1) loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans in prior periods, we invariably ended up acquiring a de minimis amount of these loans. As of March 31, 2008, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio.

We have a credit default swap (“CDS”) on $4.0 billion of our first-lien residential real estate loan portfolio through a synthetic securitization structure. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS we entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, our regulatory risk-weighted assets were reduced as a result of this transaction because we transferred a portion of our credit risk to an unaffiliated third party.

(1)	Defined as borrowers with Fair Isaac Credit Organization (“FICO”) scores less than 620 at time of origination.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

			Variance
	March 31, 2008	December 31, 2007	2008 vs. 2007
			Amount	%
Mortgage-backed securities:
Backed by U.S. government sponsored and Federal agencies	$7,314,317	$9,330,129	$(2,015,812)	(22)%
CMOs and other	970,660	1,123,255	(152,595)	(14)%

Total mortgage-backed securities	8,284,977	10,453,384	(2,168,407)	(21)%

Investment securities:
Municipal bonds	95,696	314,348	(218,652)	(70)%
Publicly traded equity securities:
Preferred stock(1)	—	371,404	(371,404)	(100)%
Corporate investments	1,014	1,271	(257)	(20)%
Other	20,390	114,641	(94,251)	(82)%

Total investment securities	117,100	801,664	(684,564)	(85)%

Total available-for-sale securities	$8,402,077	$11,255,048	$(2,852,971)	(25)%

(1)

On January 1, 2008, the Company elected the fair value option for preferred stock in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). As a result of this election, preferred stock is classified on the balance sheet as trading securities as of March 31, 2008.

Available-for-sale securities represented 16% and 20% of total assets at March 31, 2008 and December 31, 2007, respectively. Available-for-sale securities decreased 25% to $8.4 billion at March 31, 2008 compared to December 31, 2007, due primarily to the sale of certain mortgage-backed securities in the first quarter of 2008. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are AAA-rated.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $6.7 billion and $7.3 billion at March 31, 2008 and December 31, 2007, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Margin receivables	$6,655,659	$7,179,175	$(523,516)	(7)%
Margin held by third parties and other	48,462	81,669	(33,207)	(41)%

Margin debt	$6,704,121	$7,260,844	$(556,723)	(8)%

Deposits

Deposits are summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Money market and savings accounts	$11,978,286	$10,028,115	$1,950,171	19%
Sweep deposit accounts	10,001,293	10,112,123	(110,830)	(1)%
Certificates of deposit (1)	3,719,406	4,156,674	(437,268)	(11)%
Brokered certificates of deposit (2)	1,219,370	1,092,225	127,145	12%
Checking accounts	548,872	495,618	53,254	11%

Total deposits	$27,467,227	$25,884,755	$1,582,472	6%

(1)	Includes retail brokered certificates of deposit.
(2)	Includes institutional brokered certificates of deposit.

Deposits represented 54% and 48% of total liabilities at March 31, 2008 and December 31, 2007, respectively. Deposits increased $1.6 billion to $27.5 billion at March 31, 2008 compared to December 31, 2007, driven by a $2.0 billion increase in money market and savings accounts. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $34.9 billion and $33.6 billion at March 31, 2008 and December 31, 2007, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Deposits	$27,467,227	$25,884,755	$1,582,472	6%
Less: brokered certificates of deposit	(1,219,370)	(1,092,225)	127,145	12%

Deposits excluding brokered certificates of deposit	26,247,857	24,792,530	1,455,327	6%
Customer payables	5,413,283	5,514,675	(101,392)	(2)%
Customer cash balances held by third parties and other	3,235,217	3,286,212	(50,995)	(2)%

Total customer cash and deposits	$34,896,357	$33,593,417	$1,302,940	4%

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Securities sold under agreements to repurchase	$7,109,716	$8,932,693	$(1,822,977)	(20)%
FHLB advances	4,803,600	6,967,406	(2,163,806)	(31)%
Subordinated debentures	435,830	435,830	—	— %
Other	3,491	43,268	(39,777)	(92)%

Total other borrowings	5,242,921	7,446,504	(2,203,583)	(30)%

Total wholesale borrowings	$12,352,637	$16,379,197	$(4,026,560)	(25)%

Wholesale borrowings represented 24% and 30% of total liabilities at March 31, 2008 and December 31, 2007, respectively. The decrease in other borrowings of $4.0 billion during for the three months ended March 31, 2008 was due primarily to a decrease in FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt is summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Senior notes	$1,251,814	$1,272,742	$(20,928)	(2)%
Springing lien notes	1,461,094	1,304,391	156,703	12%
Mandatory convertible notes	443,791	445,565	(1,774)	*

Total corporate debt	$3,156,699	$3,022,698	$134,001	4%

*	Percentage not meaningful.

Corporate debt increased to $3.2 billion at March 31, 2008 compared to $3.0 billion at December 31, 2007. The increase is related to the additional $150.0 million of 12 1 /2% springing lien notes issued to Citadel in the first quarter of 2008, offset by a decline in senior notes of $25 million in principal related to a debt for equity exchange. We expect the outstanding principal of our senior notes to decline in future periods as the mandatory convertible notes are converted to equity and as we continue to pursue debt for equity exchanges.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity through the business cycle and during periods of financial distress. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. Deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during this time validates the effectiveness of the liquidity policies and contingency plans. While the liquidity risk associated with our customer deposits remains at historically high levels, we believe the progress made to date on our turnaround plan has substantially reduced this risk when compared to the fourth quarter of 2007.

Capital is generated primarily through our business operations and our capital market activities. During the second half of 2007, our institutional segment incurred a significant amount of losses as a result of its exposure to the crisis in the residential real estate and credit markets. Consequently, this segment required a significant capital infusion during the fourth quarter. The Company raised $2.5 billion in cash from Citadel, the majority of which was used to provide capital to the institutional segment. While this segment continues to have exposure to the crisis in the residential real estate and credit markets, we believe that the proceeds from the Citadel Investment as well as capital generated in our retail segment will be sufficient to meet our capital needs for at least the next twelve months. In addition, we plan to raise additional capital in 2008 by issuing shares of common stock in exchange for existing corporate debt, primarily our senior notes. We completed one of these transactions in the first quarter of 2008, which resulted in a retirement of $25 million of existing corporate debt.

Changes in Cash and Equivalents

In the first quarter of 2008, the consolidated cash and equivalents balance increased to $3.1 billion for the period ended March 31, 2008. Cash and equivalents at E*TRADE Financial Corporation, on a standalone holding company basis, decreased $16.8 million to $234.9 million.

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

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”) is limited by regulatory requirements. At March 31, 2008, Converging Arrows had $61.0 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

Any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. At March 31, 2008, E*TRADE Bank had approximately $695.3 million of capital above the “well capitalized” level. In the current credit environment, we plan to increase the excess capital at E*TRADE Bank in order to increase our ability to absorb credit losses while still maintaining “well capitalized” status. Therefore, we do not expect to dividend this excess capital to the parent during the foreseeable future. E*TRADE Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at March 31, 2008 and December 31, 2007. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At March 31, 2008 and December 31, 2007, all of our significant brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $768.2 million at March 31, 2008, of which $565.8 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Off-Balance Sheet Arrangements

We enter into various off-balance-sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit and letters of credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on each of these arrangements, see Item 1. Consolidated Financial Statements.

Other Sources of Liquidity

In addition to the liquidity available from subsidiaries, the parent company held $234.9 million in cash available as a resource. We also maintain $451.0 million in uncommitted financing to meet margin lending needs. There were no outstanding balances, and the full $451.0 million was available at both March 31, 2008 and December 31, 2007.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At March 31, 2007, the Bank had approximately $10.7 billion in additional borrowing capacity with the FHLB.

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

Interest Rate Risk Management

Interest rate risk is the risk of loss from adverse changes in interest rates. Interest rate risks are monitored and managed by the E*TRADE Bank’s Asset Liability Committee (“ALCO”). The ALCO reviews balance sheet trends, market interest rate and sensitivity analyses. The analysis of interest sensitivity to changes in market interest rates under various scenarios is reviewed by ALCO. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

Credit Risk Management

Credit risk is the risk of loss resulting from adverse changes in a borrower’s or counterparty’s ability or willingness to meet its financial obligations under agreed-upon terms. Our primary sources of credit risk are our loan and securities portfolios, where it results from extending credit to customers and purchasing securities, respectively. The degree of credit risk associated with our loans and securities varies based on many factors including the size of the transaction, the credit characteristics of the borrower, features of the loan product or security, the contractual terms of the related documents and the availability and quality of collateral. Credit risk is one of the most common risks in financial services and is one of our most significant risks.

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

Housing Market Conditions

Conditions in the residential real estate and credit markets, which deteriorated sharply during 2007, continued to be extremely challenging in the first quarter of 2008. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s primary focus is reducing our exposure to open home equity lines. As of December 31, 2007, we had $6.3 billion of unused lines of credit available under home equity lines of credit. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount to $5.6 billion as of March 31, 2008. We expect this exposure to continue to decline as we implement additional actions in future periods.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our purchased home equity loan portfolio in order to identify loans to be repurchased by the originator. More specifically, home equity loans that become 30 days delinquent are reviewed for early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the first quarter of 2008, approximately $23.7 million of home equity repurchases were completed by the original sellers.

Underwriting Standards—Originated Loans

During the second half of 2007, we exited our wholesale mortgage origination channel and no longer originate loans through brokers. In April 2008, we decided to exit our retail mortgage origination business, which represented our last remaining loan origination channel. After we complete the exit of this business, we expect to partner with a third party company to provide access to real estate loans for our customers.

During the three months ended March 31, 2008, we originated approximately $116 million in one- to four-family loans through our retail mortgage origination business. These loans were predominately prime credit quality first-lien mortgage loans secured by a single-family residence.

We priced our loans primarily based on the risk elements inherent in the loan. We evaluated criteria such as, but not limited to: borrower credit score, loan-to-value ratio (“LTV”), documentation type, occupancy type and other risk elements. In the first quarter of 2008, we further adjusted our loan origination practices and pricing to significantly curtail originations of higher risk loans, particularly home equity loans with FICO scores below 700 or a combined loan-to-value ratio (“CLTV”) greater than 80%.

Our underwriting guidelines were established with a focus on both the credit quality of the borrower as well as the adequacy of the collateral securing the loan. We designed our underwriting guidelines so that our one- to four-family loans were salable in the secondary market. These guidelines included limitations on loan amount, loan-to-value ratio, debt-to-income ratio, documentation type and occupancy type. We also required borrowers to obtain mortgage insurance on higher loan-to-value first lien mortgage loans. Our past underwriting standards for originating loans are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Underwriting Standards—Purchased Loans

In the second half of 2007, we altered our business strategy and halted the focus on growing the balance sheet. As a result, we did not purchase loans during the first quarter of 2008 and we do not anticipate purchasing a significant amount of loans for the foreseeable future. However, we have significantly tightened our underwriting policies for any future loan purchases that do occur. These criteria focus on limiting the acquisition of loans with a high risk of credit loss and require the exclusion of loans with the following attributes: second lien; home equity line of credit; combined loan-to-value ratio above 80%; FICO score below 700 at time of origination; and documentation type is not full documentation.

Loan Portfolio

We track and review many factors to predict and monitor credit risk in our loan portfolios, which are primarily made up of loans secured by residential real estate. These factors include, but are not limited to: borrowers’ debt-to income ratio when loans are made, borrowers’ credit scores when loans are made, loan-to-value ratios, housing prices, documentation type, occupancy type, and loan type. In economic conditions in which housing prices generally appreciate, we believe that loan type, loan-to-value ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the loan-to-value ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of March 31, 2008, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

As noted above, we believe loan type, loan-to-value ratios and borrowers’ credit scores are key determinates of future loan performance. Our home equity loan portfolio is primarily second lien loans(1) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

(1)	Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family		Home Equity
LTV/CLTV at Origination	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
<=70%	$6,300,710	$6,666,212	$3,443,039	$3,628,619
70% - 80%	7,977,419	8,450,977	1,989,506	2,086,277
80% - 90%	181,370	202,133	3,778,084	3,871,249
>90%	179,646	187,207	2,175,369	2,315,179

Total	$14,639,145	$15,506,529	$11,385,998	$11,901,324

Average LTV/CLTV at loan origination(1)	70.0%		79.5%

Average estimated current LTV/CLTV(1)	83.0%		87.9%

	One- to Four-Family		Home Equity
FICO at Origination	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
>=720	$9,785,868	$10,373,807	$6,700,307	$6,992,793
719 - 700	1,973,535	2,089,014	1,828,691	1,898,924
699 - 680	1,508,166	1,585,613	1,597,468	1,668,427
679 - 660	884,149	943,538	717,894	757,016
659 - 620	476,958	503,573	527,494	566,030
<620	10,469	10,984	14,144	18,134

Total	$14,639,145	$15,506,529	$11,385,998	$11,901,324

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Purchased from a third party	$12,090,866	$12,904,759	$10,162,056	$10,638,021
Originated by the Company	2,548,279	2,601,770	1,223,942	1,263,303

Total real estate loans	$14,639,145	$15,506,529	$11,385,998	$11,901,324

	One- to Four-Family		Home Equity
Vintage Year	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
2003 and prior	$733,786	$844,670	$841,586	$901,240
2004	1,497,954	1,669,492	1,092,652	1,156,867
2005	2,954,011	3,084,336	2,665,662	2,790,423
2006	5,534,511	5,829,146	5,502,027	5,760,906
2007	3,887,761	4,078,885	1,276,399	1,291,888
2008	31,122	—	7,672	—

Total real estate loans	$14,639,145	$15,506,529	$11,385,998	$11,901,324

(1)	Average LTV/CLTV at loan origination and average estimated current LTV/CLTV at December 31, 2007 is not shown as the data is not readily available.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at March 31, 2008 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
March 31, 2008	$41,403	0.28%	$490,831	4.23%	$33,674	1.24%	$565,908	1.95%
December 31, 2007	$18,831	0.12%	$459,167	3.79%	$30,166	1.05%	$508,164	1.66%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the three months ended March 31, 2008, the allowance for loan losses increased by $57.7 million from the level at December 31, 2007. This increase was driven primarily by the increase in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. During the first quarter of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

The following table provides an analysis of the net charge-offs for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge- offs	% of Average Loans (Annualized)
Three months ended March 31, 2008
One- to four-family	$(15,058)	$455	$(14,603)	0.38%
Home equity	(150,128)	762	(149,366)	5.02%
Recreational vehicle	(11,470)	3,266	(8,204)	1.73%
Marine	(3,085)	1,335	(1,750)	1.35%
Credit card	(2,511)	195	(2,316)	10.58%
Other	(160)	272	112	(0.16)%

Total	$(182,412)	$6,285	$(176,127)	2.36%

Three months ended March 31, 2007
One- to four-family	$(674)	$—	$(674)	0.02%
Home equity	(11,941)	422	(11,519)	0.37%
Recreational vehicle	(7,487)	3,373	(4,114)	0.72%
Marine	(2,612)	1,238	(1,374)	0.85%
Credit card	(3,569)	194	(3,375)	11.21%
Other	(355)	586	231	(0.31)%

Total	$(26,638)	$5,813	$(20,825)	0.30%

Loan losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For credit cards, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days. Our policy for one- to four-family loan charge-offs prior to January 1, 2008 was to recognize a charge-off when we foreclosed on the property. For home equity loans, our policy prior to January 1, 2008 was to charge-off loans when we foreclosed on the property or when the loan had been delinquent for 180 days. As of January 1, 2008, we adjusted our charge-off policy mainly for loans in the process of foreclosure. Our updated policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. As a result of this change, we recorded additional charge-offs of $8.3 million on one- to four-family loans and $21.7 million on home equity loans during the first quarter of 2008.

Net charge-offs for the three months ended March 31, 2008 compared to the same period in 2007 increased by $155.3 million. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, will likely lead to a higher level of charge-offs in future periods. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	March 31, 2008	December 31, 2007
One- to four-family(1)	$292,165	$181,315
Home equity	285,074	229,523
Consumer and other loans	7,141	7,604

Total nonperforming loans	584,380	418,442
Real estate owned (“REO”) and other repossessed assets, net	60,852	45,895

Total nonperforming assets, net	$694,232	$464,337

Nonperforming loans receivable as a percentage of gross loans receivable	2.02%	1.37%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	14.17%	10.39%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	172.18%	200.05%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	471.56%	396.71%
Total allowance for loan losses as a percentage of total nonperforming loans	96.84%	121.44%

(1)

One- to four-family excludes held-for-sale loans of $0.3 million and $0.1 million at March 31, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

During the three months ended March 31, 2008, our nonperforming assets, net increased $229.9 million from $464.3 million at December 31, 2007. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $110.9 million and home equity loans of $55.6 million for the three months ended March 31, 2008 when compared to December 31, 2007. We expect nonperforming loan levels to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 121% at December 31, 2007 to 97% at March 31, 2008. This decrease was driven primarily by an increase in one- to four-family non-performing loans, which have a significantly lower level of expected loss when compared to home equity loans.

In addition to nonperforming assets in the table above, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). We classify loans as Special Mention when they are between 30 and 89 days past due. The following table shows the comparative data for Special Mention loans (dollars in thousands):

	March 31, 2008	December 31, 2007
One- to four-family(1)	$363,389	$296,764
Home equity	276,790	291,675
Consumer and other loans	22,912	23,800

Total Special Mention loans	$663,091	$612,239

Special Mention loans receivable as a percentage of gross loans receivable	2.29%	2.00%

(1)

One- to four-family excludes held-for-sale loans of $0.1 million and $0.4 million at March 31, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

The trend in Special Mention loan balances are generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge- off. One- to four-family loans are generally secured, in a first lien position, by real estate assets, reducing the potential loss when compared to an unsecured loan. Our home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position which substantially increases the potential loss when compared to a first lien position.

While our total Special Mention loans increased during the period, our home equity Special Mention loans, which we believe represent our most significant exposure to future credit losses, declined by $14.9 million to $276.8 million.

The following graph illustrates the Special Mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our asset-backed securities portfolio, which we sold in the fourth quarter of 2007, represented our highest concentration of credit risk within the securities portfolio. Subsequent to the sale of that portfolio, we believe our highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is our CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of March 31, 2008 and December 31, 2007 (dollars in thousands):

March 31, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and Federal agencies	$7,553,314	$—	$—	$—	$—	$7,553,314
CMOs and other	1,003,619	126,188	413	—	—	1,130,220
Municipal bonds, corporate bonds, preferred stock and FHLB stock	311,232	396,977	14,311	—	—	722,520

Total	$8,868,165	$523,165	$14,724	$—	$—	$9,406,054

December 31, 2007	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and Federal agencies	$9,697,723	$—	$—	$—	$—	$9,697,723
CMOs and other	1,066,290	132,330	469	—	—	1,199,089
Asset-backed securities	—	—	—	—	122	122
Municipal bonds, corporate bonds, preferred stock and FHLB stock	675,058	596,047	8,342	—	—	1,279,447

Total	$11,439,071	$728,377	$8,811	$—	$122	$12,176,381

While the vast majority of this portfolio is AAA-rated, we continue to monitor these securities for impairment. During the three months ended March 31, 2008, we identified approximately $183 million of CMOs that showed a possibility of future loss. As a result, $95 million of these securities were written down to their estimated fair market value by recording a $26.6 million impairment during the first quarter of 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

During the three months ended March 31, 2008, we sold certain of our mortgage-backed securities, which is the primary reason for the decline in our securities balance compared to the balance as of December 31, 2007.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial condition and results of operations requires us to make judgments and estimates that may have a significant impact upon the financial results of the Company. We believe that of our significant accounting policies, the following require estimates and assumptions that require complex, subjective judgments by management, which can materially impact reported results: allowance for loan losses and uncollectible margin loans; classification and valuation of certain investments; valuation and accounting for financial derivatives; estimates of effective tax rate; deferred taxes and valuation allowances; and valuation of goodwill and other intangibles. These are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Classification and Valuation of Certain Investments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include reporting units, nonfinancial assets and nonfinancial liabilities and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage-backed securities backed by U.S. Government sponsored and Federal agencies, certain CMOs, most investment securities and most over-the-counter (“OTC”) derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment include most CMOs, servicing rights, retained interest in securitizations, certain other mortgage-backed securities, and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of March 31, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item. During the first quarter of 2008, the Company used equity put options and credit default swaps as economic hedges against potential declines in the value of the preferred stock. Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark on the net hedged position is recognized in gain (loss) on loans and securities, net.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that in involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted.

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. The Company manages credit risk by following an established credit approval process, which includes monitoring credit limits based on counterparty credit rating, as well as by enforcing collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. During the three months ended March 31, 2008, the consideration of credit risk did not result in a material adjustment to the valuation of OTC derivative contracts.

Mortgage-backed Securities Backed by U.S. Government Sponsored and Federal Agencies

Mortgage-backed securities backed by U.S. government sponsored and federal agencies include to be announced (“TBA”) securities and mortgage pass-through certificates. The fair value of TBA securities is determined using quoted market prices. The fair value of mortgage pass-through certificates is determined using quoted market prices, price activity and spread data for similar instruments. Mortgage-backed securities backed by U.S. government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

Collateralized Mortgage Obligations

CMOs, generally non-agency mortgage-backed securities, are typically valued using external price activity and spread data for similar instruments. The valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. Due to the limited activity and low level of transparency around inputs to the valuation, a portion of these securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

Investment Securities

Investment securities includes preferred stock, municipal bonds and corporate bonds. The fair value of preferred stock is typically estimated using market price quotations and the investment is generally categorized in Level 2 of the fair value hierarchy. The fair value of municipal bonds is estimated using pricing information based on bond characteristics, such as credit quality, maturity, coupon as well as where bonds with similar characteristics have traded. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

Derivative financial instruments include OTC swaps and option contracts related to interest rates, credit standing of reference entities or equity prices. The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy.

Securities Owned and Securities Sold, Not Yet Purchased

Proprietary securities transactions entered into by broker-dealer subsidiaries for trading or investment purposes are included in “Securities owned” and “Securities sold, not yet purchased” in the Company’s SFAS

No. 157 disclosures. The fair value of securities owned and securities sold, not yet purchased is determined using observable market price quotes from recently executed transactions and are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

Servicing Rights

On January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method in accordance with SFAS No. 156, Accounting for Servicing Financial Assets, an Amendment of SFAS No. 140 (“SFAS. No. 156”). The fair value of the servicing rights is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including anticipated loan prepayments and discount rates. Servicing rights are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

Retained Interests in Securitization

The fair value of the retained interests in securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates. Retained interests in securitizations are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

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

Customer cash and deposits—Deposits (excluding brokered certificates of deposit), customer payables and money market balances, including those held by third parties.

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

E*TRADE Complete—An integrated trading, investing and banking product that allows customers to manage their relationships with the Company through one account. E*TRADE Complete helps customers optimize cash and credit by utilizing tools designed to inform them of whether or not they are receiving the most appropriate rates for their cash and paying the most appropriate rates for credit.

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

Fair value—The exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Operating margin—Income (loss) before other income (expense) and income taxes.

Operating margin (%)—Percentage of net revenue that goes to income (loss) before other income (expense) and income taxes. It is calculated by dividing our income (loss) before other income (expense) and income taxes, by our total net revenue.

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

Retail customer assets—Market value of all customer assets held by the Company including security holdings, customer cash and deposits and vested unexercised options.

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

The following discussion about our market risk disclosure includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and as updated in this report. Market risk is our exposure to changes in interest rates, foreign exchange rates and equity and commodity prices. Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2008, 89% of our total assets were enterprise interest-earning assets.

At March 31, 2008, approximately 65% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

When real-estate loans prepay, unamortized premiums are written off. Depending on the timing of the prepayment, the write-offs of unamortized premiums may result in lower than anticipated yields. The ALCO reviews estimates of the impact of changing market rates on loan production volumes and prepayments. This information is incorporated into our interest rate risk management strategy.

Our liability structure consists of transactional deposit relationships, such as money market and savings accounts; certificates of deposit; securities sold under agreements to repurchase; customer payables; other borrowings; and corporate debt. Our transactional deposit accounts and customer payables tend to be less rate-sensitive than wholesale borrowings. Agreements to repurchase securities re-price as interest rates change. Money market and savings accounts re-price at management’s discretion. Certificates of deposit re-price over time depending on maturities. FHLB advances and corporate debt generally have fixed rates.

Derivative Financial Instruments

We use derivative financial instruments to help manage our interest rate risk. Interest rate swaps involve the exchange of fixed-rate and variable-rate interest payments between two parties based on a contractual underlying notional amount, but do not involve the exchange of the underlying notional amounts. Option products are utilized primarily to decrease the market value changes resulting from the prepayment dynamics of the mortgage portfolio, as well as to protect against increases in funding costs. The types of options employed include Cap Options (“Caps”) and Floor Options (“Floors”), “Payor Swaptions” and “Receiver Swaptions.” Caps mitigate the market risk associated with increases in interest rates while Floors mitigate the risk associated with decreases in market interest rates. Similarly, Payor and Receiver Swaptions mitigate the market risk associated with the respective increases and decreases in interest rates. See derivative financial instruments discussion at Note 6—Accounting for Derivative Financial Instruments and Hedging Activities in Item 1. Consolidated Financial Statements.

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

E*TRADE Bank has 95% and 96% of our enterprise interest-earning assets at March 31, 2008 and December 31, 2007, respectively, and holds 96% and 96% of our enterprise interest-bearing liabilities at March 31, 2008 and December 31, 2007, respectively. The sensitivity of NPVE at March 31, 2008 and December 31, 2007 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
	March 31, 2008		December 31, 2007
Parallel Change in Interest Rates (basis points)	Amount	Percentage	Amount	Percentage
+300	$(398,125)	(17)%	$(434,303)	(17)%	(55)%
+200	$(355,206)	(15)%	$(323,193)	(12)%	(30)%
+100	$(211,769)	(9)%	$(174,280)	(7)%	(20)%
-100	$217,930	9%	$99,245	4%	(20)%
-200(1)	$—	— %	$(63,785)	(2)%	(30)%

(1)

On March 31, 2008, the yield on the three-month Treasury bill was 1.38%. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 basis points scenario for the quarter ended March 31, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at March 31, 2008 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $1.3 million as of March 31, 2008. See the corporate investments line item in the publicly traded equity securities discussion at Note 4—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Operating interest income	$710,737	$829,795
Operating interest expense	(377,966)	(439,209)

Net operating interest income	332,771	390,586
Provision for loan losses	(233,871)	(21,186)

Net operating interest income after provision for loan losses	98,900	369,400

Commission	129,764	158,993
Fees and service charges	62,612	59,498
Principal transactions	20,495	30,082
Gain (loss) on loans and securities, net	(9,145)	17,375
Other revenue	13,610	9,650

Total non-interest income	217,336	275,598

Total net revenue	316,236	644,998

Expense excluding interest:
Compensation and benefits	128,777	123,782
Clearing and servicing	48,579	67,252
Advertising and market development	60,472	45,592
Communications	27,439	26,156
Professional services	24,347	24,985
Depreciation and amortization	22,071	19,383
Occupancy and equipment	22,003	23,579
Amortization of other intangibles	10,910	10,268
Facility restructuring and other exit activities	10,492	733
Other	17,523	32,675

Total expense excluding interest	372,613	374,405

Income (loss) before other income (expense) and income taxes	(56,377)	270,593
Other income (expense):
Corporate interest income	2,426	1,705
Corporate interest expense	(95,241)	(37,791)
Gain on sales of investments, net	502	19,756
Loss on early extinguishment of debt	(2,851)	—
Equity in income of investments and venture funds	4,699	8,095

Total other income (expense)	(90,465)	(8,235)

Income (loss) before income taxes	(146,842)	262,358
Income tax expense (benefit)	(55,649)	92,948

Net income (loss)	$(91,193)	$169,410

Basic earnings (loss) per share	$(0.20)	$0.40
Diluted earnings (loss) per share	$(0.20)	$0.39

Shares used in computation of per share data:
Basic	460,857	423,786
Diluted	460,857	437,535

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and equivalents	$3,061,987	$1,778,244
Cash and investments required to be segregated under Federal or other regulations	427,918	334,831
Trading securities	422,941	130,018
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $8,032,306 at March 31, 2008 and $10,074,082 at December 31, 2007)	8,402,077	11,255,048
Margin receivables	6,655,659	7,179,175
Loans, net (net of allowance for loan losses of $565,908 at March 31, 2008 and $508,164 and December 31, 2007)	28,444,165	30,139,382
Investment in FHLB stock	241,392	338,585
Property and equipment, net	324,940	355,433
Goodwill	1,950,682	1,933,368
Other intangibles, net	419,105	430,007
Other assets	2,846,084	2,971,846

Total assets	$53,196,950	$56,845,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$27,467,227	$25,884,755
Securities sold under agreements to repurchase	7,109,716	8,932,693
Customer payables	5,413,283	5,514,675
Other borrowings	5,242,921	7,446,504
Corporate debt	3,156,699	3,022,698
Accounts payable, accrued and other liabilities	2,091,765	3,215,547

Total liabilities	50,481,611	54,016,872

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 600,000,000; shares issued and outstanding: 468,335,796 at March 31, 2008 and 460,897,875 at December 31, 2007	4,683	4,609
Additional paid-in capital (“APIC”)	3,507,223	3,463,220
Accumulated deficit	(425,170)	(247,368)
Accumulated other comprehensive loss	(371,397)	(391,396)

Total shareholders’ equity	2,715,339	2,829,065

Total liabilities and shareholders’ equity	$53,196,950	$56,845,937

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(91,193)	$169,410
Other comprehensive loss
Available-for-sale securities:
Unrealized gains, net	1,761	6,889
Reclassification into earnings, net	8,058	(11,168)

Net change from available-for-sale securities	9,819	(4,279)

Cash flow hedging instruments:
Unrealized losses, net	(78,157)	(1,124)
Reclassification into earnings, net	2,393	188

Net change from cash flow hedging instruments	(75,764)	(936)

Foreign currency translation losses	(950)	(2,863)

Other comprehensive loss	(66,895)	(8,078)

Comprehensive income (loss)	$(158,088)	$161,332

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(91,193)	—	(91,193)
Other comprehensive loss	—	—	—	—	(66,895)	(66,895)
Exchange of debt for common stock	4,500	45	17,640	—	—	17,685
Exercise of stock options and purchase plans, including tax benefit	272	3	(1,306)	—	—	(1,303)
Issuance of restricted stock	8	—	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—	—
Retirement of restricted stock to pay taxes	(77)	(1)	(415)	—	—	(416)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	13,989	—	—	13,989
Additional purchase consideration(1)	2,749	27	9,405	—	—	9,432
Other	—	—	4,690	—	—	4,690

Balance, March 31, 2008	468,336	$4,683	$3,507,223	$(425,170)	$(371,397)	$2,715,339

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net income	—	—	—	169,410	—	169,410
Other comprehensive loss	—	—	—	—	(8,078)	(8,078)
Exercise of stock options and purchase plans, including tax benefit	1,240	12	18,975	—	—	18,987
Repurchases of common stock	(1,030)	(10)	(23,012)	—	—	(23,022)
Issuance of restricted stock	615	6	(6)	—	—	—
Retirement of restricted stock to pay taxes	(64)	(1)	(1,518)	—	—	(1,519)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	11,567	—	—	11,567
Other	97	2	2,212	—	—	2,214

Balance, March 31, 2007	427,162	$4,272	$3,192,508	$1,363,796	$(209,550)	$4,351,026

See accompanying notes to consolidated financial statements

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(91,193)	$169,410
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for loan losses	233,871	21,186
Depreciation and amortization (including discount amortization and accretion)	77,649	70,018
(Gain) loss on loans and securities, net and (gain) loss on sales of investments, net	8,643	(37,131)
Equity in income of investments and venture funds	(4,699)	(8,095)
Gain on sale of corporate aircraft related assets	(23,715)	—
Loss on early extinguishment of debt	2,851	—
Non-cash facility restructuring costs and other exit activities	3,041	(850)
Share-based compensation	13,989	11,567
Tax benefit from tax deductions in excess of compensation expense	2,582	(8,432)
Other	(4,349)	674
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under Federal or other regulations	(101,419)	(128,944)
Decrease (increase) in margin receivables	534,831	(125,168)
(Decrease) increase in customer payables	(68,725)	130,480
Proceeds from sales, repayments and maturities of loans held-for-sale	165,529	451,037
Purchases and originations of loans held-for-sale	(85,754)	(368,552)
Proceeds from sales, repayments and maturities of trading securities	695,676	343,993
Purchases of trading securities	(621,058)	(306,961)
Decrease (increase) in other assets	199,526	(400,590)
Increase (decrease) in accounts payable, accrued and other liabilities	(1,234,456)	371,573
Facility restructuring liabilities	(3,894)	(2,943)

Net cash (used in) provided by operating activities	(301,074)	182,272

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(1,070,770)	(7,324,763)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	3,994,007	4,823,918
Net decrease (increase) in loans receivable	1,029,897	(3,347,604)
Purchases of property and equipment	(25,226)	(43,427)
Proceeds from sale of corporate aircraft related assets	69,250	—
Cash used in business acquisitions, net	(7,883)	(2,688)
Net cash flow from derivatives hedging assets	(37,116)	4,473
Other	(14,348)	(25,778)

Net cash provided by (used in) investing activities	$3,937,811	$(5,915,869)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$1,579,545	$2,183,771
Net increase (decrease) in securities sold under agreements to repurchase	(1,803,041)	2,332,036
Net increase (decrease) in other borrowed funds	(4,400)	39,627
Advances from other long-term borrowings	600,000	3,386,000
Payments on advances from other long-term borrowings	(2,810,694)	(2,229,934)
Proceeds from issuance of springing lien notes	150,000	—
Proceeds from issuance of subordinated debentures and trust preferred securities	—	40,000
Proceeds from issuance of common stock from employee stock transactions	1,279	10,555
Tax benefit from tax deductions in excess of compensation expense recognition	(2,582)	8,432
Repurchases of common stock	—	(23,022)
Net cash flow from derivatives hedging liabilities	(57,834)	(30,419)
Other	4,458	—

Net cash (used in) provided by financing activities	(2,343,269)	5,717,046

Effect of exchange rates on cash	(9,725)	(702)

Increase (decrease) in cash and equivalents	1,283,743	(17,253)
Cash and equivalents, beginning of period	1,778,244	1,212,234

Cash and equivalents, end of period	$3,061,987	$1,194,981

Supplemental disclosures:
Cash paid for interest	$432,698	$569,847
Cash paid for income taxes	$9,574	$10,789
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$58,735	$22,095
Reclassification of loans held-for-sale to loans held-for-investment	$1,630	$8,973
Issuance of common stock to retire debentures	$17,685	$—

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) is a global company offering a wide range of financial services to consumers under the brand “E*TRADE Financial.” The Company offers trading, investing and banking products and services to its retail and institutional customers.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”).

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. These consolidated financial statements reflect all adjustments, which are all normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and should be read in conjunction with the consolidated financial statements of E*TRADE Financial Corporation included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company reports corporate interest income and expense separately from operating interest income and expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and expense is generated from the operations of the Company and is a broad indicator of the Company’s success in its banking and balance sheet management business. Corporate debt, which is the primary source of the corporate interest expense has been issued primarily in connection with the Citadel Investment and acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain on sales of investments, net separately from gain (loss) on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management businesses, including impairment on our available-for-sale mortgage-backed and investment securities portfolio. Gain on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

Use of Estimates—The consolidated financial statements were prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Material estimates in which management believes near-term changes could reasonably occur include allowance for loan losses and uncollectible margin receivables; classification and valuation of certain investments; valuation of certain debt instruments; valuation and accounting for financial derivatives; estimates of effective tax rates; deferred taxes and valuation allowances; valuation of goodwill and other intangibles; and valuation and expensing of share-based payments.

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—At March 31, 2008, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $8.8 billion. Of this amount, $2.2 billion had been pledged or sold at March 31, 2008 in connection with securities loans, bank borrowings and deposits with clearing organizations.

Loans Receivable, Net—Loans receivable, net consists of real estate and consumer loans that management has the intent and ability to hold for the foreseeable future or until maturity. These loans are carried at amortized cost adjusted for charge-offs, net, allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the contractual life of the loans. Premiums and discounts on purchased loans are amortized or accreted into income using the interest method over the remaining period to contractual maturity and adjusted for actual prepayments. The Company classifies loans as nonperforming when full and timely collection of interest or principal becomes uncertain or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current income when a loan is placed on nonaccrual status and is considered nonperforming. Accretion of deferred fees is discontinued for nonperforming loans. Payments received on nonperforming loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that full payment will be collected. One- to four-family and home equity loans are charged off to the extent that the carrying value of the loan exceeds the estimated value of the underlying collateral when the loan has been delinquent for 180 days, regardless of whether or not the property is in foreclosure. Credit cards are charged-off when the loan has been delinquent for 180 days. Consumer loans are charged-off when the loan has been delinquent for 120 days.

Fair Value—Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include reporting units, nonfinancial assets and nonfinancial liabilities and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144 as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage- backed securities backed by U.S. Government sponsored and Federal agencies, certain CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment include most CMOs, servicing rights, retained interest in securitizations, certain other mortgage-backed securities and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Fair Value Option—Effective January 1, 2008, the Company elected to carry investments in FNMA and FHLMC preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of March 31, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item.

For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 15—Fair Value Disclosures.

New Accounting Standards—Below are the new accounting pronouncements that relate to activities in which the Company is engaged.

SFAS No. 156—Accounting for Servicing Financial Assets, an Amendment of SFAS No. 140

In March 2006, the FASB issued SFAS No. 156. This statement establishes, among other things, the accounting for all separately recognized servicing assets and liabilities. The Company adopted this statement on January 1, 2007. As of January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method. The transition adjustment to opening retained earnings as of January 1, 2008 related to the fair value measurement election was $0.3 million.

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this statement on January 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, the effects of which were not material to the financial condition, results of operations or cash flows. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, for which the Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods. For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 15—Fair Value Disclosures.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 which provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted this statement on January 1, 2008 and elected the fair value option for FNMA and FHLMC preferred stock. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 15—Fair Value Disclosures.

SFAS No. 161—Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement is effective at the beginning of an entities first interim period beginning after November 15, 2008 or January 1, 2009 for the Company. The Company is currently evaluating the impact this guidance will have on its financial condition, results of operations or cash flows.

Staff Accounting Bulletin (“SAB”) No. 109—Written Loan Commitments Recorded at Fair Value Through Earnings

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”), which becomes effective for the Company January 1, 2008. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”), and states, consistent with the guidance in SFAS No. 156 and SFAS No. 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 retains the view expressed in SAB No. 105 that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted this statement on January 1, 2008 and the impact of adoption was not material to the Company’s financial condition, results of operations or cash flows.

NOTE 2—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Restructuring of institutional brokerage operations	$9,991	$—
Other exit activities	501	733

Total facility restructuring and other exit activities	$10,492	$733

Exit of Non-Core Operations

Institutional Brokerage Operations

Toward the end of the third quarter in 2007, the Company announced a plan to simplify and streamline the business by exiting and/or restructuring certain non-core operations. The Company has taken steps to restructure the institutional equity business to focus on areas that complement order flow generated by retail customers. In the first quarter of 2008, the Company announced the decision to exit the institutional trading operations that do not align with the core retail business. As a result of these exits, the Company incurred costs of $5.8 million for facilities consolidation and asset write-off costs, $2.9 million in severance costs and $1.3 million of other costs related to these exits for the three months ended March 31, 2008. The total charge for both of these exit activities is expected to be between $25.0 million and $30.0 million, all of which will be recorded to the institutional segment.

Other Exit Activities

In the first quarter of 2008, the Company has continued the consolidation and relocation of certain facilities. The Company incurred $0.5 million related to facilities consolidation and relocation primarily related to the exit of certain operating leases. In the first quarter of 2007, the Company incurred cost of $1.2 million to exit certain facilities in California and recognized $(0.5) million of adjustments to restructuring activities from prior periods.

NOTE 3—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Operating interest income:
Loans, net	$451,574	$451,399
Mortgage-backed and investment securities	109,276	210,507
Margin receivables	94,913	123,986
Other	54,974	43,903

Total operating interest income	710,737	829,795

Operating interest expense:
Deposits	(186,704)	(182,988)
Repurchase agreements and other borrowings	(94,934)	(159,031)
FHLB advances	(70,802)	(62,852)
Other	(25,526)	(34,338)

Total operating interest expense	(377,966)	(439,209)

Net operating interest income	$332,771	$390,586

NOTE 4—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
March 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$7,526,011	$12,797	$(224,491)	$7,314,317
CMOs and other	1,108,723	143	(138,206)	970,660

Total mortgage-backed securities	8,634,734	12,940	(362,697)	8,284,977

Investment securities:
Debt securities:
Municipal bonds	105,866	—	(10,170)	95,696
Corporate bonds	25,548	—	(6,908)	18,640

Total debt securities	131,414	—	(17,078)	114,336
Publicly traded equity securities:
Corporate investments	1,256	—	(242)	1,014
Retained interests from securitizations	964	786	—	1,750

Total investment securities	133,634	786	(17,320)	117,100

Total available-for-sale securities	$8,768,368	$13,726	$(380,017)	$8,402,077

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$9,638,676	$86	$(308,633)	$9,330,129
CMOs and other	1,170,360	2	(47,107)	1,123,255

Total mortgage-backed securities	10,809,036	88	(355,740)	10,453,384

Investment securities:
Debt securities:
Municipal bonds	320,521	58	(6,231)	314,348
Corporate bonds	36,557	2,134	(3,412)	35,279
Other debt securities	78,836	1	(1,546)	77,291

Total debt securities	435,914	2,193	(11,189)	426,918
Publicly traded equity securities:
Preferred stock	505,498	—	(134,094)	371,404
Corporate investments	1,460	—	(189)	1,271
Retained interests from securitizations	980	1,091	—	2,071

Total investment securities	943,852	3,284	(145,472)	801,664

Total available-for-sale securities	$11,752,888	$3,372	$(501,212)	$11,255,048

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
March 31, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$329,538	$(4,147)	$5,803,092	$(220,344)	$6,132,630	$(224,491)
CMOs and other	317,808	(59,847)	578,593	(78,359)	896,401	(138,206)
Debt securities:
Municipal bonds	71,824	(6,991)	23,872	(3,179)	95,696	(10,170)
Corporate bonds	—	—	18,439	(6,908)	18,439	(6,908)
Publicly traded equity securities:
Corporate investments	—	—	120	(242)	120	(242)

Total temporarily impaired securities	$719,170	$(70,985)	$6,424,116	$(309,032)	$7,143,286	$(380,017)

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and Federal agencies	$1,394,002	$(6,802)	$7,849,331	$(301,831)	$9,243,333	$(308,633)
CMOs and other	537,522	(25,415)	585,629	(21,692)	1,123,151	(47,107)
Debt securities:
Municipal bonds	272,698	(4,898)	29,052	(1,333)	301,750	(6,231)
Corporate bonds	—	—	21,935	(3,412)	21,935	(3,412)
Other debt securities	—	—	76,433	(1,546)	76,433	(1,546)
Publicly traded equity securities:
Preferred stock	355,942	(134,094)	—	—	355,942	(134,094)
Corporate investments	—	—	173	(189)	173	(189)

Total temporarily impaired securities	$2,560,164	$(171,209)	$8,562,553	$(330,003)	$11,122,717	$(501,212)

The Company does not believe that any individual unrealized loss as of March 31, 2008 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and Federal agencies are AAA-rated. The Company has the intent and ability to hold the securities in an unrealized loss position at March 31, 2008 until the market value recovers or the securities mature. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.

Within the securities portfolio, the asset-backed securities portfolio, which was sold in the fourth quarter of 2007, represented the highest concentration of credit risk. Subsequent to the sale of that portfolio, the highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is the CMO portfolio. While the vast majority of this portfolio is AAA-rated, the Company identified approximately $183 million of CMO securities with a possibility of future loss. As a result, $95 million of these securities were written down to their estimated fair market value by recording a $26.6 million impairment during the first quarter of 2008. The Company recorded other-than-temporary impairment charges of $0.2 million for asset-backed securities in the first quarter of 2007.

The Company elected the fair value option for its preferred stock under SFAS No. 159 as of January 1, 2008. Subsequent to the adoption, preferred stock was classified as trading securities.

The detailed components of the gain (loss) on loans and securities, net and gain on sales of investments, net line items on the consolidated statement of income (loss) are shown below.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Gain on sales of originated loans	$730	$1,915
Loss on sales of loans held-for-sale, net	(157)	(1,662)
Gain (loss) on securities, net
Gain on securities and other investments	13,263	8,517
Loss on impairment	(26,602)	(249)
Gain on trading securities	3,621	8,854

Gain (loss) on securities, net	(9,718)	17,122

Gain (loss) on loans and securities, net	$(9,145)	$17,375

Gain on Sales of Investments, Net

Gain on sales of investments, net are as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Realized gains on sales of publicly traded equity securities	$254	$19,717
Other	248	39

Gain on sales of investments, net	$502	$19,756

NOTE 5—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Loans held-for-sale	$19,327	$100,539

Loans receivable, net:
One- to four-family	14,639,145	15,506,529
Home equity	11,385,998	11,901,324
Consumer and other loans:
Recreational vehicle	1,811,794	1,910,454
Marine	497,693	526,580
Commercial	264,909	272,156
Credit card	85,547	90,764
Other	15,925	23,334

Total consumer and other loans	2,675,868	2,823,288

Total loans receivable	28,701,011	30,231,141
Unamortized premiums, net	289,735	315,866
Allowance for loan losses	(565,908)	(508,164)

Total loans receivable, net	28,424,838	30,038,843

Total loans, net	$28,444,165	$30,139,382

The following table provides an analysis of the allowance for loan losses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Allowance for loan losses, beginning of period	$508,164	$67,628
Provision for loan losses	233,871	21,186
Charge-offs	(182,412)	(26,444)
Recoveries	6,285	5,619

Net charge-offs	(176,127)	(20,825)

Allowance for loan losses, end of period	$565,908	$67,989

The Company has a CDS on $4.0 billion of its first-lien residential real estate loan portfolio through a synthetic securitization structure. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS the Company entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because it transferred a portion of the Company’s credit risk to an unaffiliated third party.

NOTE 6—ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$1,139,000	$56,269	$—	$56,269	4.02%	7.73%	N/A	5.05
Brokered certificates of deposit	72,961	260	(166)	94	3.32%	5.47%	N/A	12.65

Total fair value hedges	$1,211,961	$56,529	$(166)	$56,363	3.98%	7.60%	N/A	5.50

December 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$527,000	$—	$(21,318)	$(21,318)	5.11%	5.16%	N/A	7.00
Receive-fixed interest rate swaps:
Corporate debt	1,214,000	57,760	—	57,760	7.04%	7.71%	N/A	5.32
Brokered certificates of deposit	110,948	—	(1,343)	(1,343)	4.97%	5.33%	N/A	11.46
FHLB advances	100,000	—	(194)	(194)	5.03%	3.64%	N/A	1.79
Purchased interest rate options(1):
Swaptions(2)	905,000	17,881	—	17,881	N/A	N/A	5.40%	10.20

Total fair value hedges	$2,856,948	$75,641	$(22,855)	$52,786	6.30%	6.68%	5.40%	7.29

(1)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.
(2)	Swaptions are options to enter swaps starting on a given day.

De-designated Fair Value Hedges

During the three months ended March 31, 2008 and 2007, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive loss as unrealized gains or losses, for both active and terminated hedges. If the derivatives are determined to be effective hedges, the amounts in accumulated other comprehensive loss are included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding affects earnings. If the derivatives are determined not to be effective hedges, the amount recorded in other comprehensive income would be reclassified into earnings. During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $21.4 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
March 31, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,840,000	$—	$(180,201)	$(180,201)	5.26%	3.06%	N/A	10.96
FHLB advances	650,000	—	(63,413)	(63,413)	5.27%	3.64%	N/A	9.50
Purchased interest rate options(1):
Caps	4,410,000	16,374	—	16,374	N/A	N/A	5.06%	2.37
Floors	1,400,000	59,938	—	59,938	N/A	N/A	6.86%	2.36

Total cash flow hedges	$8,300,000	$76,312	$(243,614)	$(167,302)	5.26%	3.21%	5.50%	4.83

December 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,105,000	$—	$(136,867)	$(136,867)	5.47%	5.13%	N/A	11.38
FHLB advances	800,000	—	(37,748)	(37,748)	5.25%	5.15%	N/A	9.65
Purchased interest rate options(1):
Caps	4,410,000	26,260	—	26,260	N/A	N/A	5.06%	2.62
Floors	1,400,000	31,205	—	31,205	N/A	N/A	6.86%	2.61

Total cash flow hedges	$8,715,000	$57,465	$(174,615)	$(117,150)	5.41%	5.14%	5.50%	5.38

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(132,223)	$(27,844)
Unrealized losses, net	(78,157)	(1,124)
Reclassifications into earnings, net	2,393	188

Ending balance	$(207,987)	$(28,780)

Derivatives terminated during the period:
Notional	$1,590,000	$690,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(76,034)	$(2,377)
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$(688)	$308

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 25 days to more than 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(171,979)	$(49,820)
Discontinued cash flow hedges	(36,008)	21,040

Total cash flow hedges	$(207,987)	$(28,780)

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

	Three Months Ended March 31,
	2008	2007
Fair value hedges	$1,733	$(1,082)
Cash flow hedges	(84)	40

Total hedge ineffectiveness	$1,649	$(1,042)

Economic Hedges

During the first quarter of 2008, the Company used equity put options and credit default swaps as economic hedges against potential changes in the value of the preferred stock. Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark on the net hedged position is recognized in gain (loss) on loans and securities, net.

NOTE 7—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Money market and savings accounts	3.27%	4.55%	$11,978,286	$10,028,115	43.6%	38.7%
Sweep deposit accounts(1)	0.51%	0.87%	10,001,293	10,112,123	36.5	39.1
Certificates of deposit(2)	4.55%	4.93%	3,719,406	4,156,674	13.5	16.1
Brokered certificates of deposit(3)	4.51%	4.51%	1,219,370	1,092,225	4.4	4.2
Checking accounts	1.73%	1.79%	548,872	495,618	2.0	1.9

Total deposits	2.47%	3.12%	$27,467,227	$25,884,755	100.0%	100.0%

(1)	A sweep product that transfers brokerage customer balances to the Bank, who holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.
(2)	Includes retail brokered certificates of deposit.
(3)	Includes institutional brokered certificates of deposit.

NOTE 8—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at March 31, 2008 and total borrowings at December 31, 2007 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2008	$5,183,803	$1,550,000	$9,042	$6,742,845	3.11%
2009	620,499	1,200,000	1,662	1,822,161	3.73%
2010	—	150,000	1,197	151,197	4.56%
2011	—	—	—	—	—
2012	100,367	350,000	—	450,367	4.78%
Thereafter	1,205,047	1,553,600	427,420	3,186,067	4.53%

Total borrowings at March 31, 2008	$7,109,716	$4,803,600	$439,321	$12,352,637	3.65%

Total borrowings at December 31, 2007	$8,932,693	$6,967,406	$479,098	$16,379,197	4.98%

NOTE 9—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
March 31, 2008
Senior notes:
8% Notes, due 2011	$453,815	$(2,354)	$20,145	$471,606
7 3/8% Notes, due 2013	487,160	(5,871)	32,130	513,419
7 7/8% Notes, due 2015	248,177	(2,342)	20,954	266,789

Total senior notes	1,189,152	(10,567)	73,229	1,251,814
Springing lien notes 12 1/2%, due 2017	1,936,000	(474,906)	—	1,461,094
Mandatory convertible notes 6 1/8%, due 2018	450,000	(6,209)	—	443,791

Total corporate debt	$3,575,152	$(491,682)	$73,229	$3,156,699

	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
December 31, 2007
Senior notes:
8% Notes, due 2011	$453,815	$1,884	$15,422	$471,121
7 3/8% Notes, due 2013	512,160	(1,555)	31,001	541,606
7 7/8% Notes, due 2015	248,177	—	11,838	260,015

Total senior notes	1,214,152	329	58,261	1,272,742
Springing lien notes 12 1/2%, due 2017	1,786,000	(481,609)	—	1,304,391
Mandatory convertible notes 6 1/8%, due 2018	450,000	(4,435)	—	445,565

Total corporate debt	$3,450,152	$(485,715)	$58,261	$3,022,698

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

7  3/8% Senior Notes due September 2013

In March 2008, the Company began exchanging debt into common stock to extinguish a portion of its outstanding senior notes. The Company exchanged $25.0 million of its 7  3/8% Senior Notes for 4.5 million shares of common stock. This exchange resulted in the Company recording an $8.5 million pre-tax gain on extinguishment.

Springing Lien Notes

12  1/2 % Springing Lien Notes Due November 2017

In January 2008, the Company issued an additional $150.0 million of springing lien notes due November 2017 (“12  1/2% Notes”), in accordance with the terms of the agreement with Citadel. Interest is payable semi-annually and the notes are non-callable for five years and may then be called by the Company at a premium, which declines over time. This is the final issuance under this agreement and brings the total springing lien notes to $1.9 billion. In connection with this issuance, the Company received $150.0 million in cash.

NOTE 10—SHAREHOLDERS’ EQUITY

Issuance of Common Stock

In the first quarter of 2008, the Company exchanged $25.0 million of outstanding senior notes for 4.5 million shares of common stock.

Additionally the Company received all necessary regulatory approvals for the remaining 46.7 million shares of common stock to be issued in conjunction with the Citadel Investment; however, as of March 31, 2008, the shares had not yet been issued.

NOTE 11—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Basic:
Numerator:
Net income (loss)	$(91,193)	$169,410

Denominator:
Basic weighted-average shares outstanding	460,857	423,786

Diluted:
Numerator:
Net income (loss)	$(91,193)	$169,410

Denominator:
Basic weighted-average shares outstanding	460,857	423,786
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	12,121
Weighted-average warrants and contingent shares outstanding	—	248
Weighted-average mandatory convertible notes	—	1,380

Diluted weighted-average shares outstanding	460,857	437,535

Per share:
Basic earnings (loss) per share	$(0.20)	$0.40
Diluted earnings (loss) per share	$(0.20)	$0.39

For the three months ended March 31, 2008, the Company excluded from the calculations of diluted earnings per share 85.0 million shares of stock options, restricted stock awards and units, and contingent shares that would have been anti-dilutive. Of the excluded shares, 48.1 million shares were anti-dilutive because of the Company’s net loss for the period, including 46.7 million shares that had not been issued in connection with the Citadel Investment. The Company excluded from the calculations of diluted earnings per share 8.1 million shares of stock options that would have been anti-dilutive for the three months ended March 31, 2007.

NOTE 12—EMPLOYEE SHARE-BASED PAYMENTS

Employee Stock Option Plans

The Company recognized $8.2 million and $8.3 million in compensation expense for stock options for the three months ended March 31, 2008 and 2007, respectively. The Company recognized a tax benefit of $2.2 million and $3.0 million related to the stock options for the three months ended March 31, 2008 and 2007, respectively.

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

	Three Months Ended March 31,
	2008	2007
Expected volatility	47%	32%
Expected term (years)	4.6	4.5
Risk-free interest rate	3%	5%
Dividend yield	—	—

The weighted-average fair values of options granted were $2.04 and $8.07 for the three months ended March 31, 2008 and 2007, respectively. Intrinsic value of options exercised were $0.03 million and $18.8 million for the three months ended March 31, 2008 and 2007, respectively.

A summary of options activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	32,756	$14.02	4.43	$18
Granted	8,861	$4.75
Exercised	(23)	$3.43
Canceled	(5,176)	$10.45

Outstanding at March 31, 2008	36,418	$12.09	5.22	$28

Vested and expected to vest at March 31, 2008	33,889	$12.05	5.13	$26

Exercisable at March 31, 2008	20,423	$12.26	4.26	$21

As of March 31, 2008, there was $50.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Awards and Restricted Stock Units

The Company issues restricted stock awards and restricted stock units to its employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These awards are issued at the fair market value on the date of grant and generally vest ratably over the period, generally two to four years. The fair value is calculated as the market price upon issuance.

In connection with the Company’s contract to hire the Chief Executive Officer (“CEO”) (attached as Exhibit 10.1), the Company’s Board of Directors (the “Board”) made grants of restricted stock and stock options, as disclosed on Form 4 filed on March 4, 2008. The grants vest through October 2009, 62.5% of which time vests through January 1, 2009 and the balance of which time-vest through October 2009. In making these awards, the Board exercised its discretion to amend the 2005 Equity Incentive Plan and issue grants in excess of the stated maximum to any individual in any single year but did not increase the aggregate number of shares that may be issued under the 2005 Equity Incentive Plan; however, as previously disclosed, the Board will not issue any further equity, cash bonus or non-equity incentive plan payments to the CEO through at least the end of 2009. None of the restricted stock awards and no more than 37.5% of the stock option awards are expected to be deductible for federal income tax purposes.

The Company recorded $5.8 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, in compensation expense related to restricted stock awards and restricted stock units. The Company recognized a tax benefit of $1.4 million and $1.2 million related to restricted stock awards and restricted stock units for the three months ended March 31, 2008 and 2007, respectively.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2007:	1,884	$15.54
Issued	—	$—
Released (vested)	(187)	$21.54
Canceled	(20)	$24.40

Non-vested at March 31, 2008:	1,677	$13.50

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	113	1.56	$390
Issued	3,945
Released (vested)	(6)
Canceled	(71)

Outstanding at March 31, 2008	3,981	1.32	$15,129

Vested and expected to vest at March 31, 2008	3,593	1.13	$13,655

Exercisable at March 31, 2008	—	—	$—

As of March 31, 2008, there was $29.5 million of total unrecognized compensation cost related to non-vested awards and units. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted shares and restricted stock units vested was $1.0 million and $4.3 million for the three months ended March 31, 2008 and 2007, respectively.

NOTE 13—REGULATORY REQUIREMENTS

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

As of March 31, 2008, all of the Company’s significant broker-dealer subsidiaries met minimum regulatory capital requirements. Total required net capital was $0.2 billion at March 31, 2008. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.8 billion at March 31, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at March 31, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. E*TRADE Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at March 31, 2008 and December 31, 2007. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2008:
Total Capital to risk-weighted assets	$3,647,275	12.36%	>$	2,361,577	>8.0%	>$	2,951,972	>10.0%
Tier I Capital to risk-weighted assets	$3,275,848	11.10%	>$	1,180,789	>4.0%	>$	1,771,183	> 6.0%
Tier I Capital to adjusted total assets	$3,275,848	6.78%	>$	1,932,751	>4.0%	>$	2,415,938	> 5.0%
December 31, 2007:
Total Capital to risk-weighted assets	$3,618,454	11.37%	>$	2,546,669	>8.0%	>$	3,183,336	>10.0%
Tier I Capital to risk-weighted assets	$3,219,176	10.11%	>$	1,273,335	>4.0%	>$	1,910,002	> 6.0%
Tier I Capital to adjusted total assets	$3,219,176	6.22%	>$	2,070,287	>4.0%	>$	2,587,858	> 5.0%

NOTE 14—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, has now been remanded back to the trial court solely on the issue of what, if any, additional damages Ajaxo may be entitled to receive on its misappropriation of trade secrets claim. The re-trial of this case commenced on April 28, 2008 and the Company estimates that it will conclude on or about May 16, 2008. At trial, Ajaxo will now seek alleged damages of $65,000,000 to $365,000,000 plus unspecified punitive damages. The Company denies that Ajaxo is entitled to any further damages or relief of any kind and will vigorously defend itself against Ajaxo’s renewed damage claims.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc – who subsequently dismissed his complaint on May 2, 2008. On January 23, 2008, the trial court heard motions from various plaintiffs seeking to be appointed lead plaintiff in these actions but has yet to issue its decision. Once the court rules on the lead plaintiff motions, the cases are to be consolidated. A consolidated amended complaint is expected to be filed within 60 days of the court’s ruling. The Company intends to vigorously defend itself against these claims.

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

Regulatory Matters

The securities and banking industries are subject to extensive regulation under Federal, state and applicable international laws. From time to time, the Company has been threatened with or named as a defendant in, lawsuits, arbitrations and administrative claims involving securities, banking and other matters. The Company is also subject to periodic regulatory audits and inspections. Compliance and trading problems that are reported to regulators, such as the SEC, FINRA, OTS or FDIC by dissatisfied customers or others are investigated by such regulators, and may, if pursued, result in formal claims being filed against the Company by customers or disciplinary action being taken against the Company or its employees by regulators. Any such claims or disciplinary actions that are decided against the Company could have a material impact on the financial results of the Company or any of its subsidiaries.

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

Loans

The Company had the following mortgage loan commitments (dollars in thousands):

	March 31, 2008(1)
	Fixed Rate	Variable Rate	Total
Originate loans	$205,860	$73,163	$279,023
Sell loans	$6,276	$3,918	$10,194

(1)	The Company had no commitments to purchase loans at March 31, 2008.

Securities, Unused Lines of Credit and Certificates of Deposit

At March 31, 2008, the Company had commitments to purchase $0.04 billion and sell $0.6 billion in securities. In addition, the Company had approximately $4.2 billion of certificates of deposit scheduled to mature in less than one year and $6.1 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at March 31, 2008 is $0.2 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At March 31, 2008, management estimated that the maximum potential liability under this arrangement is equal to approximately $439.2 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 15—FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company determines the fair values of its financial instruments and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis in accordance with SFAS No. 157. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Examples of nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include reporting units, nonfinancial assets and nonfinancial liabilities and indefinite-lived intangible assets measured at fair value in impairment tests under SFAS No. 142, nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144 as well as nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146.

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage-backed securities backed by U.S. Government sponsored and Federal agencies, certain CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing Level 3 inputs or those that require significant management judgment include most CMOs, servicing rights, retained interest in securitizations, certain other mortgage-backed securities and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in FNMA and FHLMC preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of March 31, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted.

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. The Company manages credit risk by following an established credit approval process, which includes monitoring credit limits based on counterparty credit rating, as well as by enforcing collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. During the three months ended March 31, 2008, the consideration of credit risk did not result in a material adjustment to the valuation of OTC derivative contracts.

Mortgage-backed Securities Backed by U.S. Government Sponsored and Federal Agencies

Mortgage-backed securities backed by U.S. government sponsored and federal agencies include TBA securities and mortgage pass-through certificates. The fair value of TBA securities is determined using quoted market prices. The fair value of mortgage pass-through certificates is determined using quoted market prices, price activity and spread data for similar instruments. Mortgage-backed securities backed by U.S. government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

Collateralized Mortgage Obligations

CMOs, generally non-agency mortgage-backed securities, are typically valued using external price activity and spread data for similar instruments. The valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. Due to the limited activity and low level of transparency around inputs to the valuation, a portion of these securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

Investment Securities

Investment securities includes preferred stock, municipal bonds and corporate bonds. The fair value of preferred stock is typically estimated using market price quotations and the investment is generally categorized in Level 2 of the fair value hierarchy. The fair value of municipal bonds is estimated using pricing information based on bond characteristics, such as credit quality, maturity, coupon as well as where bonds with similar characteristics have traded. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

Derivative financial instruments include OTC swaps and option contracts related to interest rates, credit standing of reference entities or equity prices. The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy.

Securities Owned and Securities Sold, Not Yet Purchased

Proprietary securities transactions entered into by broker-dealer subsidiaries for trading or investment purposes are included in “Securities owned” and “Securities sold, not yet purchased” in the Company’s SFAS No. 157 disclosures. The fair value of securities owned and securities sold, not yet purchased is determined using observable market price quotes from recently executed transactions and are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

Servicing Rights

On January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method in accordance with SFAS No. 156. The fair value of the servicing rights is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including anticipated loan prepayments and discount rates. Servicing rights are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

Retained Interests in Securitization

The fair value of the retained interests in securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates. Retained interests in securitizations are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	March 31, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets
Trading securities	$3,578	$390,649	$28,714	$422,941

Available-for-sale securities:
Mortgage-backed securities	—	7,647,115	637,862	8,284,977
Investment securities	—	115,164	1,936	117,100

Total available-for-sale securities	—	7,762,279	639,798	8,402,077

Other assets:
Derivative assets	—	162,648	35	162,683
Servicing rights	—	—	8,576	8,576

Total other assets measured at fair value on a recurring basis	—	162,648	8,611	171,259

Total assets measured at fair value on a recurring basis	$3,578	$8,315,576	$677,123	$8,996,277

Liabilities
Derivative liabilities	$—	$263,566	$166	$263,732
Securities sold, not yet purchased	3,096	7,241	—	10,337

Total liabilities measured at fair value on a recurring basis	$3,096	$270,807	$166	$274,069

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	March 31, 2008
Trading securities	$37,795	$(1,134)	$—	$(1,134)	$(7,947)	$28,714
Available-for-sale securities:
Mortgage-backed securities	$768,815	$(26,602)	$(81,068)	$(107,670)	$(23,283)	$637,862
Investment securities	$2,117	$—	$796	$796	$(977)	$1,936
Servicing rights	$8,282	$(36)	$—	$(36)	$330	$8,576
Derivative instruments, net(3)	$(3,644)	$3,513	$—	$3,513	$—	$(131)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to assets and liabilities held at March 31, 2008.
(3)	Represents Derivative assets net of Derivative liabilities.

Level 3 Valuation Techniques

Assets and liabilities are considered level 3 instruments when their value is determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 instruments also include those for which the determination of fair value requires significant management judgment or estimation.

•

Trading securities and available-for-sale securities—The fair value of trading securities and available-for-sale securities include observable inputs, if available. The valuation of Level 3 trading securities and available-for-sale securities required significant management judgment or estimation. CMOs, generally non-agency mortgage-backed securities, are typically valued using external price activity and spread data for similar instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value; however, the valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The fair value of the retained interests in securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates.

•

Derivative instruments, net—The fair value of derivative instruments is determined using models that include observable and unobservable inputs. Level 3 derivatives have characteristics that relate to unobservable pricing parameters.

•

Servicing rights—The fair value of servicing rights is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including anticipated loan prepayments and discount rates.

NOTE 16—SEGMENT INFORMATION

The segments presented below reflect the manner in which the Company’s chief operating decision maker assesses the Company’s performance. The Company has two segments: retail and institutional.

Retail includes:

•	trading, investing and banking products and services to individuals; and

•	stock plan administration products and services.

Institutional includes:

•	balance sheet management activities including generation of institutional net interest spread, gain on loans and securities, net and management income; and

•	market-making.

The retail segment originates loans through lending activities(1). Retail segment loan originations that are not sold directly to outside parties are sold at arm’s length prices to the institutional segment which manages the Company’s balance sheet. The Company evaluates the performance of its segments based on segment contribution (net revenue less expense excluding operating interest). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

(1)

In April 2008 the Company announced that it will exit its retail mortgage origination business, which represents the last remaining loan origination channel. After the exit of this business is completed, the Company expects to partner with a third party company to provide access to real estate loans for its customers.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended March 31, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$427,323	$590,856	$(307,442)	$710,737
Operating interest expense	(214,336)	(471,072)	307,442	(377,966)

Net operating interest income	212,987	119,784	—	332,771
Provision for loan losses	—	(233,871)	—	(233,871)

Net operating interest income (expense) after provision for loan losses	212,987	(114,087)	—	98,900

Commission	128,388	1,376	—	129,764
Fees and service charges	59,213	5,324	(1,925)	62,612
Principal transactions	—	20,495	—	20,495
Gain (loss) on loans and securities, net	1,069	(10,214)	—	(9,145)
Other revenue	9,683	3,943	(16)	13,610

Total non-interest income	198,353	20,924	(1,941)	217,336

Total net revenue	411,340	(93,163)	(1,941)	316,236

Expense excluding interest:
Compensation and benefits	88,865	39,912	—	128,777
Clearing and servicing	20,149	30,371	(1,941)	48,579
Advertising and market development	60,445	27	—	60,472
Communications	25,201	2,238	—	27,439
Professional services	15,398	8,949	—	24,347
Depreciation and amortization	17,222	4,849	—	22,071
Occupancy and equipment	20,713	1,290	—	22,003
Amortization of other intangibles	8,777	2,133	—	10,910
Facility restructuring and other exit activities	108	10,384	—	10,492
Other	28,968	(11,445)	—	17,523

Total expense excluding interest	285,846	88,708	(1,941)	372,613

Segment income (loss)	$125,494	$(181,871)	$—	$(56,377)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Three Months Ended March 31, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$457,764	$671,243	$(299,212)	$829,795
Operating interest expense	(230,283)	(508,138)	299,212	(439,209)

Net operating interest income	227,481	163,105	—	390,586
Provision for loan losses	—	(21,186)	—	(21,186)

Net operating interest income after provision for loan losses	227,481	141,919	—	369,400

Commission	123,305	35,688	—	158,993
Fees and service charges	54,203	7,475	(2,180)	59,498
Principal transactions	—	30,082	—	30,082
Gain on loans and securities, net	4,911	12,464	—	17,375
Other revenue	9,751	41	(142)	9,650

Total non-interest income	192,170	85,750	(2,322)	275,598

Total net revenue	419,651	227,669	(2,322)	644,998

Expense excluding interest:
Compensation and benefits	80,296	43,486	—	123,782
Clearing and servicing	20,761	48,813	(2,322)	67,252
Advertising and market development	43,924	1,668	—	45,592
Communications	22,795	3,361	—	26,156
Professional services	15,099	9,886	—	24,985
Depreciation and amortization	14,809	4,574	—	19,383
Occupancy and equipment	20,572	3,007	—	23,579
Amortization of other intangibles	9,619	649	—	10,268
Facility restructuring and other exit activities	1,017	(284)	—	733
Other	19,301	13,374	—	32,675

Total expense excluding interest	248,193	128,534	(2,322)	374,405

Segment income	$171,458	$99,135	$—	$270,593

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of March 31, 2008	$11,267,590	$41,929,360	$—	$53,196,950
As of December 31, 2007	$13,446,832	$43,399,105	$—	$56,845,937

No single customer accounted for more than 10% of total net revenue for the three months ended March 31, 2008 and 2007.

NOTE 17—SUBSEQUENT EVENTS

In April 2008, the Company announced that it will exit its retail mortgage origination business, which represents the last remaining loan origination channel. After the exit of this business is completed, the Company expects to partner with a third party company to provide access to real estate loans for its customers.

The Company closed on the sale of Retirement Advisors of America (“RAA”) to PHH Investments, Ltd on April 11, 2008. The proceeds from the sale were approximately $25 million.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Acting Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2008, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, has now been remanded back to the trial court solely on the issue of what, if any, additional damages Ajaxo may be entitled to receive on its misappropriation of trade secrets claim. The re-trial of this case commenced on April 28, 2008 and the Company estimates that it will conclude on or about May 16, 2008. At trial, Ajaxo will now seek alleged damages of $65,000,000 to $365,000,000 plus unspecified punitive damages. The Company denies that Ajaxo is entitled to any further damages or relief of any kind and will vigorously defend itself against Ajaxo’s renewed damage claims.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc – who subsequently dismissed his complaint on May 2, 2008. On January 23, 2008, the trial court heard motions from various plaintiffs seeking to be appointed lead plaintiff in these actions but has yet to issue its decision. Once the court rules on the lead plaintiff motions, the cases are to be consolidated. A consolidated amended complaint is expected to be filed within 60 days of the court’s ruling. The Company intends to vigorously defend itself against these claims.

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

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, the Company issued 4,500,000 shares of common stock to retire $25.0 million of the Company’s 7 3/8% senior notes. The issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. The Company did not engage in a general solicitation or advertising with regard to the issuances of common stock and has not offered securities to the public in connection with the issuances.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

*10.1	Employment Agreement dated March 2, 2008 by and between the Company and Donald H. Layton.

*10.2	Separation Agreement dated April 22, 2008 by and between the Company and Arlen W. Gelbard.

*10.3	Separation Agreement dated April 22, 2008 by and between the Company and R. Jarrett Lilien.

*10.4	Separation Agreement dated April 25, 2008 by and between the Company and Robert J. Simmons.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2008

E*TRADE Financial Corporation (Registrant)
By	/s/ DONALD H. LAYTON
Donald H. Layton Chief Executive Officer

By	/s/ MATTHEW J. AUDETTE

Matthew J. Audette Acting Chief Financial Officer (Principal Financial and Accounting Officer)