Form 10-Q
period 2008-06-30
E TRADE FINANCIAL CORP
filed 2008-08-08
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 4, 2008, there were 537,225,702 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2008

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

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below. These metrics have been represented to exclude activity from discontinued operations:

	As of or For the Three Months Ended June 30,		Variance	As of or For the Six Months Ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Customer Activity Metrics(1) :
Retail customer assets (dollars in billions)	$162.0	$208.1	(22)%	$162.0	$208.1	(22)%
Customer cash and deposits (dollars in billions)	$33.7	$37.0	(9)%	$33.7	$37.0	(9)%
U.S. daily average revenue trades	151,102	141,606	7%	153,349	141,425	8%
International daily average revenue trades	21,212	19,020	12%	22,987	19,468	18%

Total daily average revenue trades	172,314	160,626	7%	176,336	160,893	10%
Average commission per trade	$11.07	$12.07	(8)%	$11.06	$12.00	(8)%
End of period total accounts	4,395,337	4,199,212	5%	4,395,337	4,199,212	5%

Company Financial Metrics:
Net revenue growth(2)	(20)%	11%	(31)%	(19)%	10%	(29)%
Enterprise net interest spread (basis points)	272	271	0%	260	272	(4)%
Enterprise interest-earning assets (average in billions)	$47.6	$56.8	(16)%	$48.2	$54.5	(11)%
Nonperforming loans receivable as a % of gross loans receivable	2.48%	0.53%	1.95%	2.48%	0.53%	1.95%
Allowance for loan losses (dollars in millions)	$635.9	$75.7	740%	$635.9	$75.7	740%
Allowance for loan losses as a % of nonperforming loans	92.95%	45.34%	47.61%	92.95%	45.34%	47.61%
E*TRADE Bank excess risk-based capital (dollars in millions)	$622.3	$199.0	213%	$622.3	$199.0	213%

(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.
(2)	Revenue growth is the difference between the current and prior comparable period total net revenue divided by the prior comparable period total net revenue.

Customer Activity Metrics

•

Changes in retail customer assets are an indicator of the value of our relationship with the customer. An increase in retail customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities.

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

Company Financial Metrics

•

Net revenue growth is an indicator of our overall financial well-being and our ability to execute on our strategy. The negative revenue growth during the comparable periods was largely due to lower revenue in our institutional segment, which was related primarily to a decrease in average interest-earning assets and a decrease in institutional commission revenue.

•	Enterprise net interest spread is a broad indicator of our ability to generate net operating interest income.

•	Enterprise interest-earning assets, in conjunction with our enterprise net interest spread, are indicators of our ability to generate net operating interest income.

•	Nonperforming loans receivable as a percentage of gross loans receivable is an indicator of the performance of our total loan portfolio.

•	Allowance for loan losses is an estimate of the losses inherent in our loan portfolio as of the balance sheet date.

•

Allowance for loan losses as a percentage of nonperforming loans is a general indicator of the adequacy of our allowance for loan losses. Changes in this ratio are also driven by changes in the mix of our loan portfolio.

•

E*TRADE Bank excess risk-based capital is the excess capital that E*TRADE Bank has compared to the regulatory minimum well-capitalized threshold and is an indicator of E*TRADE Bank’s ability to absorb future loan losses.

Significant Events in the Second Quarter of 2008

Sale of Canadian Brokerage Business

During the second quarter of 2008, management made a decision to sell our Canadian brokerage business. In July 2008, we announced we had signed a definitive agreement to sell E*TRADE Canada for $442 million in cash. We expect the combination of the sale of this business and the return of related capital to generate net cash proceeds of approximately $511 million. The sale is expected to close in the second half of 2008. As such, the results of operations of the Canadian brokerage business are reported as discontinued operations on our consolidated statement of income (loss) for all periods presented.

Sale of Investsmart to HSBC Holdings

The Company entered into an agreement with HSBC Holdings (“HSBC”) to sell 100% of the Company’s equity shares in Investsmart. The sale is expected to close in the second half of 2008 and is estimated to result in proceeds of $145 million.

Exit of Mortgage Lending Business

We announced the exit of our retail mortgage lending business, which was our last remaining loan origination channel (we exited our wholesale mortgage lending channel in 2007). Therefore, the results of operations of the entire mortgage lending business are reported as discontinued operations on our consolidated statement of income (loss) for all periods presented. In future periods, we plan to partner with a third party company to provide access to real estate loans for our customers.

Turnaround Plan Progress

On January 24, 2008, we announced a turnaround plan focused on resolving the risks in our balance sheet and returning our primary focus to the retail investor. We made the following progress on this plan during the second quarter of 2008:

Retail Investor

•	Opened 232,000 gross new accounts and produced 30,000 net new accounts;

•	Net new customer asset flows of $900 million(1) ($1.8 billion excluding the sale of Retirement Advisors of America (“RAA”));

•	Customer cash and deposit balances remained stable at $33.7 billion; and

•	Total DARTs of 172,000, up 7% from the second quarter of 2007.

Balance Sheet Risk

•	Maintained E*TRADE Bank excess risk-based capital (excess to the regulatory minimum well-capitalized threshold) of $622.3 million; and

•

Reduced holding company debt by $95.8 million via debt-for-equity exchanges, which resulted in an issuance of 22.6 million shares of common stock, a gain on early extinguishment of debt of $13 million and a $7.2 million reduction in annualized corporate interest expense.

Citadel Investment

During the month of May 2008, the Company issued the remaining 46.7 million shares of common stock in accordance with the terms of the agreement with Citadel Limited Partnership (“Citadel”). No additional cash was received by the Company in connection with this share issuance as the cash for these shares was part of the $2.5 billion cash infusion in November 2007.

#1 Online Broker Ranking by SmartmoneyTM

For the second year in a row, Smartmoney™ ranked the Company as the #1 Online Discount Broker. The Company earned five out of five stars in the Research, Trading Tools, Banking Service and Mutual Funds and Investment Products categories.

(1)	Excludes the effects of market movements in the value of customer assets.

Mobile Platform Launched

The Company introduced E*TRADE Mobile Pro, which offers wireless customers access to their E*TRADE accounts. Mobile Pro offers BlackBerry® smartphone users real-time streaming stock and options quotes, the ability to trade equities and options and brokerage and bank account cash transfers, among other features.

Summary Financial Results

Income Statement Highlights for the Three and Six Months Ended June 30, 2008 (dollars in millions, except per share amounts)

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Total net revenue	$532.3	$668.9	(20)%	$1,061.4	$1,311.0	(19)%
Net operating interest income	$342.8	$407.7	(16)%	$669.1	$793.2	(16)%
Provision for loan losses	$319.1	$30.0	962%	$553.0	$51.2	979%
Commission revenue	$122.2	$162.7	(25)%	$244.5	$314.5	(22)%
Fees and service charges revenue	$51.0	$59.4	(14)%	$105.9	$113.4	(7)%
Operating margin	$(105.3)	$259.0	*	$(164.4)	$531.2	*
Net income (loss) from continuing operations	$(119.4)	$157.7	*	$(212.4)	$328.2	*
Net income (loss)	$(94.6)	$159.1	*	$(185.8)	$328.5	*
Diluted net earnings (loss) per share from continuing operations	$(0.24)	$0.36	*	$(0.45)	$0.75	*
Diluted net earnings (loss) per share	$(0.19)	$0.37	*	$(0.39)	$0.75	*

*	Percentage not meaningful

The operating environment during the first half of 2008 remained challenging as the deterioration in the residential real estate and credit markets continued to impact our financial performance. The losses in our institutional segment caused by this deterioration more than offset the strong underlying performance of our retail segment. Our retail customer base showed positive growth trends during the three months ended June 30, 2008, including the addition of approximately 22,000 net new customers and net inflows of customer assets of approximately $900 million(1) ($1.8 billion excluding the sale of RAA). We believe these are indications that our retail segment has not only stabilized, but has returned to modest growth.

Total net revenue for the three and six months ended June 30, 2008 decreased 20% and 19% compared to the same periods in 2007 due primarily to an decrease in our net operating interest income and commission revenue as a result of a planned decrease in enterprise interest-earning assets and the exit of our institutional brokerage operations, respectively. Provision for loan losses increased $289.1 million for the three months ended June 30, 2008 compared to the same period in 2007, which resulted in a net loss of $94.6 million for the three months ended June 30, 2008.

(1)	Growth in customer assets as compared to December 31, 2007 and excludes the effects of market movements in the value of customer assets.

Balance Sheet Highlights (dollars in billions)

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
Total assets	$51.8	$56.8	(9)%
Total enterprise interest-earning assets	$46.8	$52.3	(11)%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets	75%	71%		4%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	69%	61%		8%

The decrease in total assets was attributable primarily to a decrease of $3.2 billion in loans, net and a decrease of $2.7 billion in available-for-sale mortgage-backed and investment securities. For the foreseeable future, we intend to maintain our enterprise interest-earning assets at levels relatively consistent with the second quarter of 2008. However, we do plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain a significant level of excess regulatory capital at E*TRADE Bank as we focus on mitigating the credit risk inherent in our loan portfolios. During the six months ended June 30, 2008, we increased our excess risk-based capital at E*TRADE Bank by 43% to $622.3 million compared to December 31, 2007. In connection with this strategy and the Citadel Investment, we have updated our secondary market purchase policies to prohibit the acquisition of asset-backed securities, collateralized debt obligations (“CDO”) and certain other instruments with a high level of credit risk through January 1, 2010.

EARNINGS OVERVIEW

Net income (loss) decreased to a loss of $94.6 million and $185.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in net income for the three and six months ended June 30, 2008 was due principally to an increase in our provision for loan losses of $289.1 million to $319.1 million and $501.8 million to $553.0 million, respectively. The losses in our institutional segment more than offset our retail segment income, which was $170.4 million and $293.5 million for the three and six months ended June 30, 2008, respectively.

During the quarter ended June 30, 2008, we made a decision to sell our Canadian brokerage business and decided to close our retail mortgage lending business. As a result, the financial results for both the Canadian brokerage business and the mortgage lending business have been reported in discontinued operations for all periods presented. Additionally, we re-defined “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified SFAS 133 hedge ineffectiveness from “Other operating expense” to the “Gain (loss) on loans and securities, net” line item.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of our success in our banking and balance sheet management businesses. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, we report gain on sales of investments, net separately from gain (loss) on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net are the result of activities in our operations, namely our balance sheet management business, including impairment on our available-for sale mortgage-backed and investment securities portfolio. Gain on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Revenue:
Operating interest income	$626,074	$894,451	$(268,377)	(30)%	$1,325,665	$1,715,385	$(389,720)	(23)%
Operating interest expense	(283,310)	(486,719)	203,409	(42)%	(656,530)	(922,157)	265,627	(29)%

Net operating interest income	342,764	407,732	(64,968)	(16)%	669,135	793,228	(124,093)	(16)%

Commission	122,235	162,682	(40,447)	(25)%	244,490	314,486	(69,996)	(22)%
Fees and service charges	50,962	59,379	(8,417)	(14)%	105,903	113,434	(7,531)	(7)%
Principal transactions	18,392	27,377	(8,985)	(33)%	38,882	57,009	(18,127)	(32)%
Gain (loss) on loans and securities, net	(15,707)	636	(16,343)	*	(24,274)	12,234	(36,508)	*
Other revenue	13,691	11,050	2,641	24%	27,295	20,648	6,647	3	2%

Total non-interest income	189,573	261,124	(71,551)	(27)%	392,296	517,811	(125,515)	(24)%

Total net revenue	$532,337	$668,856	$(136,519)	(20)%	$1,061,431	$1,311,039	$(249,608)	(19)%

*	Percentage not meaningful

Total net revenue declined by 20% to $532.3 million and 19% to $1.1 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decline was driven by a decrease in net operating interest income and commission revenue due to a planned decrease in enterprise interest-earning assets and the exit of our institutional brokerage operations, respectively.

Net Operating Interest Income

Net operating interest income decreased 16% to $342.8 million and 16% to $669.1 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The decrease in net operating interest income was due primarily to the planned decline in enterprise interest-earning assets, which occurred largely in the first half of 2008.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$28,225,411	$402,103	5.70%	$31,037,971	$497,517	6.41%
Margin receivables	6,809,407	75,382	4.45%	6,772,898	123,317	7.30%
Mortgage-backed and related available-for-sale securities	8,643,520	98,587	4.56%	13,027,383	172,501	5.30%
Available-for-sale investment securities	132,572	2,148	6.48%	4,200,636	68,616	6.53%
Trading securities	528,495	9,151	6.93%	114,135	3,174	11.12%
Cash and cash equivalents(2)	2,367,936	17,777	3.02%	643,415	8,375	5.22%
Stock borrow and other	908,847	16,527	7.31%	983,382	18,411	7.51%

Total enterprise interest-earning assets(3)	47,616,188	621,675	5.23%	56,779,820	891,911	6.28%

Non-operating interest-earning assets and other(4)	5,108,904			5,513,180

Total assets	$52,725,092			$62,293,000

Enterprise interest-bearing liabilities:
Retail deposits	$26,077,330	137,527	2.12%	$26,778,743	200,081	3.00%
Brokered certificates of deposit	1,132,630	14,184	5.04%	424,645	5,220	4.93%
Customer payables	4,561,706	7,949	0.70%	6,004,238	17,890	1.19%
Repurchase agreements and other borrowings	7,474,092	68,630	3.63%	13,558,998	175,337	5.12%
FHLB advances	4,629,974	51,609	4.41%	6,151,086	78,800	5.07%
Stock loan and other	1,143,405	3,254	1.14%	1,194,006	8,381	2.82%

Total enterprise interest-bearing liabilities	45,019,137	283,153	2.51%	54,111,716	485,709	3.57%

Non-operating interest-bearing liabilities and other(5)	4,954,815			3,805,256

Total liabilities	49,973,952			57,916,972
Total shareholders’ equity	2,751,140			4,376,028

Total liabilities and shareholders’ equity	$52,725,092			$62,293,000

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,597,051	$338,522	2.72%	$2,668,104	$406,202	2.71%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.84%			2.86%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.77%			104.93%
Return on average:
Total assets			(0.72)%			1.02%
Total shareholders’ equity			(13.75)%			14.55%
Average equity to average total assets			5.22%			7.02%
Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):
	Three Months Ended June 30,
	2008	2007
Enterprise net interest income(6)	$338,522	$406,202
Taxable equivalent interest adjustment	(3,205)	(7,487)
Customer cash held by third parties and other(7)	7,447	9,017

Net operating interest income	$342,764	$407,732

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $3.2 million and $7.5 million for the three months ended June 30, 2008 and 2007, respectively.
(4)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net, other assets that do not generate operating interest income and assets from discontinued operations. Some of these assets generate corporate interest income.

(5)

Non-operating interest-bearing liabilities consist of corporate debt, accounts payable, accrued and other liabilities that do not generate operating interest expense and liabilities from discontinued operations. Some of these liabilities generate corporate interest expense.

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

(7)

Includes interest earned on average customer assets of $3.4 billion and $4.0 billion for the three months ended June 30, 2008 and 2007, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $2.2 million for the three months ended June 30, 2007. There were not any stock conduit assets at June 30, 2008.

	Six Months Ended June 30,
	2008				2007
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost		Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$29,075,212	$853,677	5.8	7%	$29,573,824	$948,916	6.42%
Margin receivables	6,744,072	166,319	4.9	6%	6,673,701	243,636	7.36%
Mortgage-backed and related available-for-sale securities	8,962,450	208,659	4.6	6%	12,536,473	330,468	5.27%
Available-for-sale investment securities	151,211	4,983	6.5	9%	3,927,614	128,476	6.54%
Trading securities	550,656	19,859	7.2	1%	116,941	6,443	11.02%
Cash and cash equivalents(2)	1,914,291	31,610	3.3	2%	778,529	19,557	5.07%
Stock borrow and other	851,056	32,167	7.6	0%	870,758	31,379	6.91%

Total enterprise interest-earning assets(3)	48,248,948	1,317,274	5.4	6%	54,477,840	1,708,875	6.28%

Non-operating interest-earning assets and other(4)	5,467,465				5,328,615

Total assets	$53,716,413				$59,806,455

Enterprise interest-bearing liabilities:
Retail deposits	$25,730,462	309,062	2.4	2%	$25,743,429	377,410	2.96%
Brokered certificates of deposit	1,181,221	29,353	5.0	0%	445,486	10,879	4.92%
Customer payables	4,451,386	17,859	0.8	1%	5,864,500	34,598	1.19%
Repurchase agreements and other borrowings	7,727,111	163,564	4.1	8%	12,852,361	334,368	5.17%
FHLB advances	5,302,029	122,411	4.5	7%	5,576,927	141,652	5.05%
Stock loan and other	1,410,825	13,894	1.9	8%	1,271,225	20,896	3.31%

Total enterprise interest-bearing liabilities	45,803,034	656,143	2.8	6%	51,753,928	919,803	3.56%

Non-operating interest-bearing liabilities and other(5)	5,117,268				3,738,775

Total liabilities	50,920,302				55,492,703
Total shareholders’ equity	2,796,111				4,313,752

Total liabilities and shareholders’ equity	$53,716,413				$59,806,455

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,445,914	$661,131	2.60%		$2,723,912	$789,072	2.72%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.74%				2.90%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.34%				105.26%
Return on average:
Total assets			(0.69)%				1.10%
Total shareholders’ equity			(13.29)%				15.23%
Average equity to average total assets			5.21%				7.21%
Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):
	Six Months Ended June 30,
	2008	2007
Enterprise net interest income(6)	$661,131	$789,072
Taxable equivalent interest adjustment	(6,903)	(14,807)
Customer cash held by third parties and other(7)	14,907	18,963

Net operating interest income	$669,135	$793,228

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $6.9 million and $14.8 million for the six months ended June 30, 2008 and 2007, respectively.
(4)

Non-operating interest-earning assets consist of property and equipment, net, goodwill, other intangibles, net, other assets that do not generate operating interest income and assets from discontinued operations. Some of these assets generate corporate interest income.

(5)

Non-operating interest-bearing liabilities consist of corporate debt, accounts payable, accrued and other liabilities that do not generate operating interest expense and liabilities from discontinued operations. Some of these liabilities generate corporate interest expense.

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

(7)

Includes interest earned on average customer assets of $3.4 billion and $3.9 billion for the six months ended June 30, 2008 and 2007, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $2.4 million for the six months ended June 30, 2007. There were not any stock conduit assets at June 30, 2008.

Average enterprise interest-earning assets decreased 16% to $47.6 billion and 11% to $48.2 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily the result of a decrease in our available-for-sale portfolio and loans, net. Average available-for-sale mortgage-backed and investment securities decreased 49% to $8.8 billion and 45% to $9.1 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease was primarily due to the sale of certain mortgage-backed securities in the first quarter of 2008 and the sale of our asset-backed securities portfolio towards the end of the fourth quarter of 2007. Average loans, net decreased 9% to $28.2 billion and 2% to $29.1 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Average loans, net decreased as a result of our focus on growing real estate loan products in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we intend to maintain our enterprise interest-earning assets at levels relatively consistent with the second quarter of 2008. However we do plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio.

Average enterprise interest-bearing liabilities decreased 17% to $45.0 billion and 11% to $45.8 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in repurchase agreements and other borrowings. Average repurchase agreements and other borrowings decreased 45% to $7.5 billion and 40% to $7.7 billion for the three months and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Enterprise net interest spread increased by 1 basis point to 2.72% for the three months ended June 30, 2008 compared to the same period in 2007 and decreased by 12 basis points to 2.60% for the six months ended June 30, 2008 compared to the same period in 2007.

Commission

Commission revenue decreased 25% to $122.2 million and 22% to $244.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, which was driven primarily by a decrease of $40.4 million and $74.4 million in institutional commission revenue as a result of the exit of the institutional brokerage operations. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs increased 7% to 172,314 and 10% to 176,336 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Our U.S. DART volume increased 7% and 8% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Our international DARTs grew by 12% and 18% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, driven entirely by organic growth. In addition, option-related DARTs further increased as a percentage of our total U.S. DARTs and now represent 17% of U.S. trading volume versus 15% a year ago.

Average commission per trade decreased 8% to $11.07 and 8% to $11.06 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease was primarily a function of the product and customer mix. The overall poor performance of the equity markets in the first half of 2008 disproportionately impacted higher commission products, such as corporate services transactions and mutual funds. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent customers, who generally have a lower commission per trade. Customer appreciation, win-back and other promotional campaigns also contributed to the decrease in average commission per trade.

Fees and Service Charges

Fees and service charges decreased 14% to $51.0 million 7% to $105.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease was primarily due to a decrease in both advisory management fees and CDO management fees. The decrease in advisory management fees was primarily due to our sale of RAA.

Principal Transactions

Principal transactions decreased 33% to $18.4 million and 32% to $38.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in principal transactions resulted from lower institutional trading volumes. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net was a loss of $15.7 million and $24.3 million for the three and six months ended June 30, 2008, respectively, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Loss on sales of loans held-for-sale, net	$(285)	$(5,234)	$4,949	(95)%	$(783)	$(9,715)	$8,932	(92)%
Gain (loss) on securities and other investments	(786)	(143)	(643)	450%	12,477	8,373	4,104	49%
Loss on impairment	(17,153)	(2,712)	(14,441)	532%	(43,755)	(2,961)	(40,794)	*
Gain on trading securities, net	1,648	6,168	(4,520)	(73)%	5,269	15,022	(9,753)	(65)%
Hedge ineffectiveness	869	2,557	(1,688)	(66)%	2,518	1,515	1,003	66%

Gain (loss) on securities, net	(15,422)	5,870	(21,292)	*	(23,491)	21,949	(45,440)	*

Gain (loss) on loans and securities, net	$(15,707)	$636	$(16,343)	*	$(24,274)	$12,234	$(36,508)	*

*	Percentage not meaningful

The decrease in the total gain (loss) on loans and securities, net during the three and six months ended June 30, 2008 was due primarily to the $43.8 million impairment that was recorded on certain AAA-rated and AA-rated collateralized mortgage obligations (“CMO”) in the first and second quarters of 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Gain on trading securities, net of $1.6 million and $5.3 million for the three and six months ended June 30, 2008 included unrealized losses, net of hedges, on our preferred equity in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) of approximately $6.8 million and $10.1 million, respectively. Subsequent to June 30, 2008, these securities experienced record price declines and volatility. Based upon our concerns about continuing market instability and potential government-led plans that could materially further impact the value of the securities, the majority of our positions were liquidated in July 2008, resulting in a pre-tax loss of $97 million, net of hedges, which will be recorded in the third quarter of 2008. The remaining position of approximately $107 million had a market value loss of approximately $32 million, net of hedges, as of July 31, 2008. We plan to continue to reduce our remaining exposure to these securities.

Other Revenue

Other revenue increased 24% to $13.7 million and 32% to $27.3 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in other revenue was due to an increase in the cash surrender value of Bank-Owned Life Insurance (BOLI) and an increase in software consulting fees from our Corporate Services business.

Provision for Loan Losses

Provision for loan losses increased $289.1 million to $319.1 million and $501.8 million to $553.0 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the first half of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Compensation and benefits	$96,082	$110,652	$(14,570)	(13)%	$219,210	$225,384	$(6,174)	(3)%
Clearing and servicing	46,122	70,093	(23,971)	(34)%	91,007	133,640	(42,633)	(32)%
Advertising and market development	42,737	32,897	9,840	30%	100,185	74,941	25,244	34%
Communications	24,500	23,655	845	4%	49,594	47,674	1,920	4%
Professional services	25,749	22,589	3,160	14%	49,394	45,651	3,743	8%
Depreciation and amortization	20,385	19,566	819	4%	42,038	38,427	3,611	9%
Occupancy and equipment	21,698	20,791	907	4%	42,196	42,226	(30)	(0)%
Amortization of other intangibles	9,135	10,187	(1,052)	(10)%	20,045	20,455	(410)	(2)%
Facility restructuring and other exit activities	12,433	(2,114)	14,547	*	22,999	(1,922)	24,921	*
Other	19,702	71,506	(51,804)	(72)%	36,208	102,110	(65,902)	(65)%

Total operating expense	$318,543	$379,822	$(61,279)	(16)%	$672,876	$728,586	$(55,710)	(8)%

*	Percentage not meaningful

Operating expense declined 16% to $318.5 million and 8% to $672.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Compensation and Benefits

Compensation and benefits decreased 13% to $96.1 million and 3% to $219.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease resulted primarily from decreased salary expense due to a reduction in our employee base and decreased share-based compensation expense during the three and six months ended June 30, 2008.

Clearing and Servicing

Clearing and servicing expense decreased 34% to $46.1 million and 32% to $91.0 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease is related primarily to the exit of our institutional brokerage operations, which resulted in lower clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 30% to $42.7 million and 34% to $100.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This planned increase was aimed at restoring customer confidence as well as expanded efforts to promote our products and services to retail investors.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense increased to $12.4 million and $23.0 million for the three and six months ended June 30, 2008, respectively. These costs were due primarily to the exit of certain facilities during the period ended June 30, 2008. Slightly offsetting the restructuring expense is the gain on the sale for RAA of $2.8 million which was recorded in the second quarter of 2008.

Other

Other expense decreased 72% to $19.7 million and 65% to $36.2 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, which was primarily due to items that are not expected to recur in future periods. During the first quarter of 2008, we sold our corporate aircraft related assets, which resulted in a $23.7 million gain on sale during the six months ended June 30, 2008. During the second quarter of 2008, we realized approximately $13 million in insurance recoveries of fraud losses incurred in prior periods as well as other recoveries to legal reserves. The decrease is also due to $35.1 million in expense recorded for certain legal and regulatory matters for the comparable period in 2007. The decrease in other expense for the three and six months ended June 30, 2008 was slightly offset by an increase in our regulatory services and fees compared to the same periods in 2007.

Other Income (Expense)

Other income (expense) increased to an expense of $77.1 million and $167.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, as shown in the following table (dollars in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Other income (expense):
Corporate interest income	$1,806	$1,001	$805	80%	$4,232	$2,706	$1,526	56%
Corporate interest expense	(90,249)	(37,866)	(52,383)	138%	(185,490)	(75,657)	(109,833)	145%
Gain on sales of investments, net	18	17,267	(17,249)	(100)%	520	37,023	(36,503)	(99)%
Gain on early extinguishment of debt	12,935	31	12,904	*	10,084	31	10,053	*
Equity in income (loss) of investments and venture funds	(1,594)	(840)	(754)	90%	3,105	7,255	(4,150)	(57)%

Total other income (expense)	$(77,084)	$(20,407)	$(56,677)	278%	$(167,549)	$(28,642)	$(138,907)	485%

*	Percentage not meaningful

Total other income (expense) for the three and six months ended June 30, 2008 primarily consisted of corporate interest expense resulting from our corporate debt, which includes the springing lien notes, senior notes and mandatory convertible notes. Corporate interest expense increased 138% to $90.2 million and 145% to $185.5 million for the three and six months ended June 30, 2008, respectively, which was primarily due to the interest expense on the springing lien notes that were issued in the fourth quarter of 2007 and first quarter of 2008.

The gain on early extinguishment of debt is primarily due to a gain of $13.0 million and $21.5 million recognized on the exchange of our senior notes for shares of our common stock for the three and six months ended June 30, 2008, respectively. The gain of $21.5 million for the six months ended June 30, 2008 is partially offset by a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft.

Income Tax Expense (Benefit)

Income tax benefit from continuing operations was $63.0 million and $119.6 million during the three and six months ended June 30, 2008, respectively, compared to an income tax expense of $80.9 million and $174.4 million, respectively, for the same periods in 2007. The recording of a net tax benefit in the current period compared to a net tax expense for the same period in 2007 relates primarily to $182.4 million and $332.0 million in loss before income taxes and discontinued operations for the three and six months ended June 30, 2008, respectively, compared to $238.6 million and $502.6 million, respectively, in income before income taxes and discontinued operations for the same periods in 2007. Our effective tax rates were (34.5)% and 33.9% for the three months ended June 30, 2008 and 2007, respectively, and (36.0)% and 34.7% for the six months ended June 30, 2008 and 2007, respectively.

We expect our 2008 tax expense to be based on a pro-forma tax rate in the range of 37% to 38% before taking into account $6.2 million of projected 2008 incremental tax expense, which is summarized in the following table (dollars in millions):

Tax
Incremental tax benefits
Tax exempt income	$13.1
Hong Kong tax settlement	4.3
Low income housing tax credits	2.4

Total tax benefits	19.8
Incremental tax expenses
Non-deductible officer’s compensation	3.4
Removal of foreign earnings from permanently reinvested (APB 23)	1.7
Tax rate differential of international operations	7.4
Settlements	1.6
Non-deductible portion of interest expense on springing lien notes	11.9

Total tax expense	26.0

Projected incremental tax items	$6.2

A proportionate amount of these incremental tax items were included in the $63.0 million and $119.6 million income tax benefit for the three and six months ended June 30, 2008, respectively.

During the period ended June 30, 2008, we did not provide for a valuation allowance against our federal deferred tax assets, including those related to our operating loss and credit carryforwards, since we continue to believe that it is not more likely than not that the net deferred federal tax assets will not be recognized. The ability to recognize these deferred tax assets is generally based on our ability to generate future profits and can be subject to other limitations in the event of a substantial change in ownership in the Company. Thus, while we currently believe it is more likely than not the deferred tax assets will be recognized, such recognition cannot be assured, nor can there be any assurance that our judgment regarding the need for a valuation allowance will not change at some point in the future.

Income from Discontinued Operations, Net of Tax

During the three months ended June 30, 2008, we reclassified our Canadian brokerage business and our mortgage lending business to discontinued operations. The following table outlines the components of discontinued operations (dollars of thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Lending income, net of tax	$(4,651)	$(2,773)	$(1,878)	68%	$(5,660)	$(7,318)	$1,658	(23)%
Canada income, net of tax	5,414	4,214	1,200	28%	8,157	7,675	482		6%
Canada – tax benefit of excess tax basis over book basis	24,121	—	24,121	*	24,121	—	24,121	*

Income from discontinued operations, net of tax	$24,884	$1,441	$23,443	*	$26,618	$357	$26,261	*

*	Percentage not meaningful.

The benefit of excess tax basis over book basis is related to the expected sale of our Canadian brokerage business, which resulted from the difference between the tax and financial reporting bases of the business. We recognized this difference because a commitment to sell the Canadian brokerage business was in place and the results from the business are presented as a discontinued operation.

SEGMENT RESULTS REVIEW

Retail

The following table summarizes retail financial and key metrics for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Retail segment income:
Net operating interest income	$220,693	$244,537	$(23,844)	(10)%	$427,736	$467,340	$(39,604)	(8)%
Commission	122,124	122,133	(9)	(0)%	243,793	239,435	4,358	2%
Fees and service charges	50,989	53,263	(2,274)	(4)%	103,791	103,321	470	0%
Gain on loans and securities, net	18	102	(84)	(82)%	16	278	(262)	(94)%
Other revenue	10,284	11,142	(858)	(8)%	19,961	20,872	(911)	(4)%

Net segment revenue	404,108	431,177	(27,069)	(6)%	795,297	831,246	(35,949)	(4)%
Total segment expense	233,732	228,761	4,971	2%	501,822	454,832	46,990	10%

Total retail segment income	$170,376	$202,416	$(32,040)	(16)%	$293,475	$376,414	$(82,939)	(22)%

Key Metrics(1):
Retail customer assets (dollars in billions)	$162.0	$208.1	$(46.1)	(22)%	$162.0	$208.1	$(46.1)	(22)%
Customer cash and deposits (dollars in billions)	$33.7	$37.0	$(3.3)	(9)%	$33.7	$37.0	$(3.3)	(9)%
U.S. DARTs	151,102	141,606	9,496	7%	153,349	141,425	11,924	8%
International DARTs	21,212	19,020	2,192	12%	22,987	19,468	3,519	18%

DARTs	172,314	160,626	11,688	7%	176,336	160,893	15,443	10%
Average commission per trade	$11.07	$12.07	$(1.00)	(8)%	$11.06	$12.00	$(0.94)	(8)%
End of period margin debt (dollars in billions)	$7.1	$7.3	$(0.2)	(3)%	$7.1	$7.3	$(0.2)	(3)%
End of period total accounts	4,395,337	4,199,212	196,125	5%	4,395,337	4,199,212	196,125	5%

(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.

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

During the fourth quarter of 2007, we experienced a disruption in our customer base which caused a decline in the core drivers of our retail segment, including: net new accounts, customer cash and deposits, DARTs, margin debt and retail customer assets. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we continue to anticipate credit related losses to be at historically high levels, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized. During the three months ended June 30, 2008, our retail customer base showed positive growth trends, including adding almost 22,000 net new customers and net growth in customer assets of approximately $900 million(1) ($1.8 billion excluding the sale of RAA). We believe these are indications that our retail segment has not only stabilized but has returned to modest growth.

Retail segment income decreased 16% to $170.4 million and 22% to $293.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This was due primarily to a decrease in net operating interest income and an increase in total segment expense during the comparable periods; however, retail segment income increased 38%, or $47.3 million, during the three months ended June 30, 2008 compared to the three months ended March 31, 2008.

Retail net operating interest income decreased 10% to $220.7 million and 8% to $427.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This decrease was driven primarily by a decrease in customer cash and deposits during the comparable periods; however, retail net operating interest income increased 7%, or $13.7 million, during the three months ended June 30, 2008 compared to the three months ended March 31, 2008.

Retail commission revenue remained flat at $122.1 million and increased 2% to $243.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in DARTs was offset by an 8% decrease in average commission per trade, which resulted in commission revenue being relatively flat for the three and six months ended June 30, 2008.

Retail segment expense increased 2% to $233.7 million and 10% to $501.8 million for three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This increase related primarily to our planned growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of June 30, 2008, we had approximately 3.5 million active trading and investing accounts and 0.9 million active deposit and lending accounts. For the three months ended June 30, 2008 and 2007, our retail trading and investing products contributed 67% and 66%, respectively, and our deposit products contributed 28% for both periods, respectively, of total retail net revenue. For the six months ended June 30, 2008 and 2007, our retail trading and investing products contributed 67% for both periods, and our deposit products contributed 27% for both periods, respectively, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the three and six months ended June 30, 2008 and 2007.

(1)	Growth in customer assets as compared to December 31, 2007 and excludes the effects of market movements in the value of customer assets.

Institutional

The following table summarizes institutional financial and key metrics for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Institutional segment income (loss):
Net operating interest income	$122,071	$163,195	$(41,124)	(25)%	$241,399	$325,888	$(84,489)	(26)%
Commission	111	40,549	(40,438)	(100)%	697	75,051	(74,354)	(99)%
Fees and service charges	2,451	8,572	(6,121)	(71)%	6,515	14,749	(8,234)	(56)%
Principal transactions	18,392	27,377	(8,985)	(33)%	38,882	57,009	(18,127)	(32)%
Gain (loss) on loans and securities, net	(15,725)	534	(16,259)	*	(24,290)	11,956	(36,246)	*
Other revenue	3,420	52	3,368	*	7,363	62	7,301	*

Net segment revenue	130,720	240,279	(109,559)	(46)%	270,566	484,715	(214,149)	(44)%
Provision for loan losses	319,121	30,045	289,076	*	552,992	51,231	501,761	*
Total segment expense	87,302	153,661	(66,359)	(43)%	175,486	278,676	(103,190)	(37)%

Total institutional segment income (loss)	$(275,703)	$56,573	$(332,276)	*	$(457,912)	$154,808	$(612,720)	*

Key Metrics:
Nonperforming loans receivable as a % of gross loans receivable	2.48%	0.53%	*	1.95%	2.48%	0.53%	*	1.95%
Allowance for loan losses (dollars in millions)	$635.9	$75.7	$560.2	740%	$635.9	$75.7	$560.2	740%
Allowance for loan losses as a % of nonperforming loans	92.95%	45.34%	*	47.61%	92.95%	45.34%	*	47.61%
Average revenue capture per 1,000 equity shares	$0.466	$0.433	$0.033	8%	$0.514	$0.499	$0.015	3%

*	Percentage not meaningful

Our institutional segment generates revenue from balance sheet management and market-making activities. Balance sheet management activities include managing loans previously purchased from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income.

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our institutional segment incurred a loss of $275.7 million and $457.9 million for the three and six months ended June 30, 2008. The loss was driven primarily by an increase in the provision for loan losses for our loan portfolio of $289.1 million and $501.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. We believe the provision for loan losses will continue at historically high levels in future periods as the crisis in the residential real estate and credit markets continues to impact the performance of our loan portfolio.

Net operating interest income decreased 25% to $122.1 million and 26% to $241.4 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease in net operating interest income was due primarily to the decrease in average interest-earning assets of 16% to $47.6 billion and 11% to $48.2 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

Provision for loan losses increased $289.1 million to $319.1 million and $501.8 million to $553.0 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the first half of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

Institutional commission revenue decreased to $0.1 million and $0.7 million for three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease was a result of the exit of our institutional brokerage operations.

Fees and service charges revenue decreased 71% to $2.5 million and 56% to $6.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The decrease is primarily the result of a decrease in CDO management fees, which are no longer a revenue stream due to the sale of our collateral management agreements during the first quarter of 2008.

Gain (loss) on loans and securities, net decreased to a loss of $15.7 million and $24.3 million for the three and six months ended June 30, 2008. This decline was due primarily to the $17.2 million and $43.8 million impairment for the three and six months ended June 30, 2008, respectively, that was recorded on certain AAA-rated and AA-rated CMOs. These losses were partially offset by an increase in the gain on securities and other investments due to the sales of certain of our mortgage-backed securities.

Gain on trading securities, net of $1.6 million and $5.3 million for the three and six months ended June 30, 2008 included unrealized losses, net of hedges, on our preferred equity in Fannie Mae and Freddie Mac of approximately $6.8 million and $10.1 million, respectively. Subsequent to June 30, 2008, these securities experienced record price declines and volatility. Based upon our concerns about continuing market instability and potential government-led plans that could materially further impact the value of the securities, the majority of our positions were liquidated in July 2008, resulting in a pre-tax loss of $97 million, net of hedges, which will be recorded in the third quarter of 2008. The remaining position of approximately $107 million had a market value loss of approximately $32 million, net of hedges, as of July 31, 2008. We plan to continue to reduce our remaining exposure to these securities.

Total institutional segment expense decreased 43% to $87.3 million and 37% to $175.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 and was due primarily to a decline in our clearing expense related to the exit of our institutional brokerage operations, as well as a reduction in corporate overhead expenses, the majority of which are allocated to the institutional segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

			Variance
	June 30, 2008	December 31, 2007	2008 vs. 2007
			Amount	%
Assets:
Cash and equivalents(1)	$3,187,826	$2,113,075	$1,074,751	51%
Trading securities	386,888	130,018	256,870	198%
Available-for-sale mortgage-backed and investment securities	8,521,315	11,255,048	(2,733,733)	(24)%
Margin receivables	7,370,072	7,179,175	190,897	3%
Loans, net	26,962,281	30,139,382	(3,177,101)	(11)%
Investment in FHLB stock	223,392	338,585	(115,193)	(34)%
Other assets(2)	5,158,587	5,690,654	(532,067)	(9)%

Total assets	$51,810,361	$56,845,937	$(5,035,576)	(9)%

Liabilities and shareholders’ equity:
Deposits	$27,039,413	$25,884,755	$1,154,658	4%
Wholesale borrowings(3)	11,801,307	16,379,197	(4,577,890)	(28)%
Customer payables	5,404,125	5,514,675	(110,550)	(2)%
Corporate debt	3,033,936	3,022,698	11,238	0%
Accounts payable, accrued and other liabilities	1,894,234	3,215,547	(1,321,313)	(41)%

Total liabilities	49,173,015	54,016,872	(4,843,857)	(9)%
Shareholders’ equity	2,637,346	2,829,065	(191,719)	(7)%

Total liabilities and shareholders’ equity	$51,810,361	$56,845,937	$(5,035,576)	(9)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The decrease in total assets was attributable primarily to a decrease of $3.2 billion in loans, net and a decrease of $2.7 billion in available-for-sale mortgage-backed and investment securities for the period ended June 30, 2008 when compared to December 31, 2007. The decrease in available-for-sale mortgage-backed and investment securities was primarily due to a $2.1 billion decrease in our mortgage-backed securities. The decrease in loans, net is due to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. For the foreseeable future, we intend to maintain our enterprise interest-earning assets at levels relatively consistent with the second quarter of 2008. However, we do plan to allow our loans, particularly our home equity loans, to pay down, resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain a significant level of excess regulatory capital at E*TRADE Bank as we focus on strengthening our capital position.

The decrease in total liabilities was attributable primarily to a decrease of $4.6 billion in wholesale borrowings, which was partially offset by an increase of $1.2 billion in deposits. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase in the first quarter of 2008. In addition, stock loan, which is reported within the accounts payable, accrued and other liabilities line item, decreased $973.3 billion to $1.0 billion at June 30, 2008 compared to December 31, 2007. The $1.2 billion increase in deposits was due primarily to the growth in money market, savings and checking accounts.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Loans held-for-sale	$1,861	$100,539	$(98,678)	(98)%
One-to four-family	13,930,215	15,506,529	(1,576,314)	(10)%
Home equity	10,852,333	11,901,324	(1,048,991)	(9)%
Consumer and other loans:
Recreational vehicle	1,721,309	1,910,454	(189,145)	(10)%
Marine	468,616	526,580	(57,964)	(11)%
Commercial	265,234	272,156	(6,922)	(3)%
Credit card	83,703	90,764	(7,061)	(8)%
Other	10,724	23,334	(12,610)	(54)%
Unamortized premiums, net	264,169	315,866	(51,697)	(16)%
Allowance for loan losses	(635,883)	(508,164)	(127,719)	25%

Total loans, net	$26,962,281	$30,139,382	$(3,177,101)	(11)%

Loans, net decreased 11% to $27.0 billion at June 30, 2008 from $30.1 billion at December 31, 2007. This decline was due primarily to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we intend to allow our home equity and consumer loan portfolios to fully decline over time.

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

As a general matter, we do not originate or purchase sub-prime(1) loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans in prior periods, we invariably ended up acquiring a de minimis amount of these loans. As of June 30, 2008, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio.

(1)	Defined as borrowers with Fair Isaac Credit Organization (“FICO”) scores less than 620 at time of origination.

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$7,474,872	$9,330,129	$(1,855,257)	(20)%
CMOs and other	908,732	1,123,255	(214,523)	(19)%

Total mortgage-backed securities	8,383,604	10,453,384	(2,069,780)	(20)%

Investment securities:
Municipal bonds	98,711	314,348	(215,637)	(69)%
Publicly traded equity securities:
Preferred stock(1)	—	371,404	(371,404)	(100)%
Corporate investments	906	1,271	(365)	(29)%
Other	38,094	114,641	(76,547)	(67)%

Total investment securities	137,711	801,664	(663,953)	(83)%

Total available-for-sale securities	$8,521,315	$11,255,048	$(2,733,733)	(24)%

(1)

On January 1, 2008, the Company elected the fair value option for preferred stock in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). As a result of this election, preferred stock is classified on the balance sheet as trading securities as of June 30, 2008.

Available-for-sale securities represented 16% and 20% of total assets at June 30, 2008 and December 31, 2007, respectively. Available-for-sale securities decreased 24% to $8.5 billion at June 30, 2008 compared to December 31, 2007, due primarily to the sale of certain mortgage-backed securities in the first half of 2008. Substantially all mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $7.1 billion and $7.0 billion at June 30, 2008 and December 31, 2007, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Margin receivables	$7,370,072	$7,179,175	$190,897	3%
Margin held by third parties and other	44,490	81,669	(37,179)	(46)%
Margin held by the Canadian brokerage business(1)	(269,539)	(274,180)	4,641	(2)%

Margin debt	$7,145,023	$6,986,664	$158,359	2%

(1)	Margin held by the Canadian brokerage business was excluded as it is part of discontinued operations.

Deposits

Deposits are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Money market and savings accounts	$11,618,342	$10,028,115	$1,590,227	16%
Sweep deposit accounts	9,826,910	10,112,123	(285,213)	(3)%
Certificates of deposit(1)	3,264,781	4,156,674	(891,893)	(21)%
Checking accounts	1,365,680	495,618	870,062	176%
Brokered certificates of deposit(2)	963,700	1,092,225	(128,525)	(12)%

Total deposits	$27,039,413	$25,884,755	$1,154,658	4%

(1)	Includes retail brokered certificates of deposit.
(2)	Includes institutional brokered certificates of deposit.

Deposits represented 55% and 48% of total liabilities at June 30, 2008 and December 31, 2007, respectively. Deposits increased $1.2 billion to $27.0 billion at June 30, 2008 compared to December 31, 2007, driven by an $1.6 billion increase in money market and savings accounts and an $870.1 million increase in checking accounts. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.7 billion and $32.7 billion at June 30, 2008 and December 31, 2007, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Deposits	$27,039,413	$25,884,755	$1,154,658	4%
Less: brokered certificates of deposit	(963,700)	(1,092,225)	128,525	(12)%

Deposits excluding brokered certificates of deposit	26,075,713	24,792,530	1,283,183	5%
Customer payables	5,404,125	5,514,675	(110,550)	(2)%
Customer cash balances held by third parties and other	3,231,043	3,286,212	(55,169)	(2)%
Customer cash balances held by the Canadian brokerage business(1)	(960,958)	(883,222)	(77,736)	9%

Total customer cash and deposits from continuing operations	$33,749,923	$32,710,195	$1,039,728	3%

(1)	Customer cash balances held by the Canadian brokerage business were excluded as it is part of discontinued operations.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Securities sold under agreements to repurchase	$6,953,766	$8,932,693	$(1,978,927)	(22)%
FHLB advances	4,403,600	6,967,406	(2,563,806)	(37)%
Subordinated debentures	427,287	435,830	(8,543)	(2)%
Other	16,654	43,268	(26,614)	(62)%

Total other borrowings	4,847,541	7,446,504	(2,598,963)	(35)%

Total wholesale borrowings	$11,801,307	$16,379,197	$(4,577,890)	(28)%

Wholesale borrowings represented 24% and 30% of total liabilities at June 30, 2008 and December 31, 2007, respectively. The decrease in other borrowings of $2.6 billion for the period ended June 30, 2008 was due primarily to a decrease in FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt is summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Senior notes	$1,120,838	$1,272,742	$(151,904)	(12)%
Springing lien notes	1,466,878	1,304,391	162,487	12%
Mandatory convertible notes	446,220	445,565	655	*

Total corporate debt	$3,033,936	$3,022,698	$11,238	0%

*	Percentage not meaningful.

Corporate debt remained relatively flat at $3.0 billion at June 30, 2008 and December 31, 2007. An additional $150.0 million of 12  1/2% springing lien notes issued to Citadel in the first quarter of 2008 were offset by a decline in senior notes of $120.8 million in principal related to debt for equity exchanges. We expect the outstanding principal of our senior notes to decline in future periods as the mandatory convertible notes are converted to equity and as we continue to pursue debt for equity exchanges.

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

Capital is generated primarily through our business operations and our capital market activities. During the second half of 2007, our institutional segment incurred a significant amount of losses as a result of its exposure to the crisis in the residential real estate and credit markets. Consequently, this segment required a significant capital infusion during the fourth quarter. The Company raised $2.5 billion in cash from Citadel, the majority of which was used to provide capital to the institutional segment. While this segment continues to have exposure to the crisis in the residential real estate and credit markets, we believe that the proceeds from the Citadel Investment as well as capital generated in our retail segment will be sufficient to meet our capital needs for at least the next twelve months. We also plan to raise additional capital in 2008 by issuing shares of common stock in exchange for existing corporate debt, primarily our senior notes. We completed several of these transactions in the first half of 2008, which resulted in a retirement of $120.8 million of existing corporate debt. In addition, we plan to raise capital through the sale of certain non-core assets. In accordance with these plans, we signed definitive agreements in the second quarter of 2008 to sell our Canadian brokerage business and our equity shares in Investsmart. We expect these non-core asset sales to close in the second half of 2008.

Changes in Cash and Equivalents

In the first half of 2008, the consolidated cash and equivalents balance increased to $2.8 billion for the period ended June 30, 2008. Cash and equivalents at the parent, E*TRADE Financial Corporation, on a standalone holding company basis, decreased approximately $121 million to $130.7 million, which was due principally to the interest payment made on our springing lien notes during the second quarter of 2008.

Corporate Debt

Our current senior debt ratings are Ba3 by Moody’s Investor Service, B (watch neg) by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba2 by Moody’s Investor Service, BB- (watch neg) by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”) is limited by regulatory requirements. At June 30, 2008, Converging Arrows had $60.9 million of cash and investment securities available as a source of liquidity for the parent company. Converging Arrows is not restricted in its dealings with the parent company and may transfer funds to the parent company without regulatory approval. In addition to Converging Arrows, brokerage and banking subsidiaries may provide liquidity to the parent; however, they are restricted by regulatory guidelines.

Any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. At June 30, 2008, E*TRADE Bank had approximately $622.3 million of capital above the “well capitalized” level. In the current credit environment, we plan to maintain this significant level of excess capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. Therefore, we do not expect to dividend this excess capital to the parent during the foreseeable future. E*TRADE Bank is also required by Office of Thrift Supervision (“OTS”) regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at June 30, 2008 and December 31, 2007. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At June 30, 2008 and December 31, 2007, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $804.2 million at June 30, 2008, of which $576.8 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

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

Other Sources of Liquidity

In addition to the liquidity available from subsidiaries, the parent company held $130.7 million in cash available as a resource. We also maintain $401.0 million in uncommitted financing to meet margin lending needs. There were no outstanding balances, and the full $401.0 million was available at both June 30, 2008 and December 31, 2007.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At June 30, 2008, the Bank had approximately $10.1 billion in additional borrowing capacity with the FHLB.

We have the option to make the interest payments of approximately $605 million on our springing lien notes in the form of either cash or additional springing lien notes through May 2010. During the second quarter, we elected to make our first interest payment of approximately $121 million on our springing lien notes in the form of cash. This interest payment reduced the amount subject to this option to $484 million through May 2010.

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

We manage risk through a governance structure involving the various boards, senior management and several risk committees. We use management level risk committees to help ensure that business decisions are executed within our desired risk profile. A variety of methodologies and measures are used to monitor, quantify, assess and forecast risk. Measurement criteria, methodologies and calculations are reviewed periodically to assure that risks are represented appropriately. Risks are managed and controlled under policies and related limits that are approved by the Board of Directors and delegated to senior management.

The Finance and Risk Oversight Committee, which was established in the second quarter of 2008 and consists of members of the Board of Directors, monitors the risk process and significant risks throughout the Company. In addition to this committee, various enterprise risk committees and departments throughout the Company aid in the identification and management of risks. These departments include internal audit, compliance, finance, legal, treasury, credit and enterprise risk management. Risk reporting occurs at the business or operating units and is aggregated across the Company through the enterprise risk management process.

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

Housing Market Conditions

Conditions in the residential real estate and credit markets, which deteriorated sharply during 2007, continued to be extremely challenging in the first half of 2008. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s primary focus is reducing our exposure to open home equity lines. As of December 31, 2007, we had $6.3 billion of unused lines of credit available under home equity lines of credit. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount to $3.7 billion as of June 30, 2008.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our purchased home equity loan portfolio in order to identify loans to be repurchased by the originator. More specifically, home equity loans that become 30 days delinquent are reviewed for early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the first half of 2008, approximately $44.4 million of loan repurchases were completed by the original sellers.

Underwriting Standards—Originated Loans

During the second half of 2007, we exited our wholesale mortgage origination channel and no longer originate loans through brokers. During the second quarter of 2008, we exited our retail mortgage origination business, which represented our last remaining loan origination channel. In the future, we expect to partner with a third party company to provide access to real estate loans for our customers.

During the three and six months ended June 30, 2008, we originated approximately $42 million and $158 million, respectively, in one- to four-family loans through our retail mortgage origination business. These loans were predominately prime credit quality first-lien mortgage loans secured by a single-family residence.

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

Underwriting Standards—Purchased Loans

In the second half of 2007, we altered our business strategy and halted the focus on growing the balance sheet. As a result, we did not purchase loans during the first half of 2008 and we do not anticipate purchasing a significant amount of loans for the foreseeable future. However, we have significantly tightened our underwriting policies for any future loan purchases that do occur. These criteria focus on limiting the acquisition of loans with a high risk of credit loss and require the exclusion of loans with the following attributes: second lien; home equity line of credit; combined loan-to-value ratio above 80%; FICO score below 700 at time of origination; and documentation type is not full documentation.

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

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of June 30, 2008, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

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

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands):

	One- to Four-Family
LTV/CLTV at Origination	June 30, 2008	March 31, 2008	December 31, 2007
<=70%	$5,971,955	$6,300,710	$6,666,212
70% - 80%	7,609,794	7,977,419	8,450,977
80% - 90%	176,933	181,370	202,133
>90%	171,533	179,646	187,207

Total	$13,930,215	$14,639,145	$15,506,529

Average LTV/CLTV at loan origination(1)	69.0%	70.0%

Average estimated current LTV/CLTV(1)	85.0%	83.0%

	Home Equity
LTV/CLTV at Origination	June 30, 2008	March 31, 2008	December 31, 2007
<=70%	$3,272,891	$3,443,039	$3,628,619
70% - 80%	1,919,988	1,989,506	2,086,277
80% - 90%	3,642,235	3,778,084	3,871,249
>90%	2,017,219	2,175,369	2,315,179

Total	$10,852,333	$11,385,998	$11,901,324

Average LTV/CLTV at loan origination(1)	79.5%	79.5%

Average estimated current LTV/CLTV(1)	93.0%	87.9%

	One- to Four-Family		Home Equity
FICO at Origination	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
>=720	$9,280,185	$10,373,807	$6,405,000	$6,992,793
719 - 700	1,892,481	2,089,014	1,747,343	1,898,924
699 - 680	1,447,497	1,585,613	1,524,111	1,668,427
679 - 660	847,383	943,538	671,713	757,016
659 - 620	454,490	503,573	490,666	566,030
<620	8,179	10,984	13,500	18,134

Total	$13,930,215	$15,506,529	$10,852,333	$11,901,324

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Purchased from a third party	$11,806,479	$12,904,759	$9,665,576	$10,638,021
Originated by the Company	2,123,736	2,601,770	1,186,757	1,263,303

Total real estate loans	$13,930,215	$15,506,529	$10,852,333	$11,901,324

(1)	Average LTV/CLTV at loan origination and average estimated current LTV/CLTV at December 31, 2007 are not shown as the data is not readily available.

	One- to Four-Family		Home Equity
Vintage Year	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
2003 and prior	$679,445	$844,670	$796,127	$901,240
2004	1,421,419	1,669,492	1,039,759	1,156,867
2005	2,849,384	3,084,336	2,561,277	2,790,423
2006	5,242,813	5,829,146	5,196,613	5,760,906
2007	3,705,088	4,078,885	1,243,066	1,291,888
2008	32,066	—	15,491	—

Total real estate loans	$13,930,215	$15,506,529	$10,852,333	$11,901,324

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at June 30, 2008 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
June 30, 2008	$52,149	0.37%	$546,338	4.95%	$37,396	1.45%	$635,883	2.30%
December 31, 2007	$18,831	0.12%	$459,167	3.79%	$30,166	1.05%	$508,164	1.66%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the six months ended June 30, 2008, the allowance for loan losses increased by $127.7 million from the level at December 31, 2007. This increase was driven primarily by the increase in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. During the first half of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. We believe these factors will cause the provision for loan losses to continue at historically high levels in future periods.

The following table provides an analysis of the net charge-offs for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended June 30, 2008:
One- to four-family	$(32,171)	$—	$(32,171)	0.91%
Home equity	(205,510)	1,832	(203,678)	7.18%
Recreational vehicle	(13,665)	4,814	(8,851)	1.97%
Marine	(3,081)	1,174	(1,907)	1.57%
Credit card	(3,081)	297	(2,784)	13.16%
Other	(97)	342	245	(7.47)%

Total	$(257,605)	$8,459	$(249,146)	3.53%

Three months ended June 30, 2007:
One- to four-family	$(161)	$107	$(54)	0.00%
Home equity	(16,950)	1,368	(15,582)	0.49%
Recreational vehicle	(8,036)	4,648	(3,388)	0.61%
Marine	(1,756)	1,408	(348)	0.23%
Credit card	(3,497)	253	(3,244)	12.35%
Other	(209)	495	286	(2.23)%

Total	$(30,609)	$8,279	$(22,330)	0.29%

Six months ended June 30, 2008:
One- to four-family	$(47,229)	$455	$(46,774)	0.64%
Home equity	(355,638)	2,594	(353,044)	6.08%
Recreational vehicle	(25,135)	8,080	(17,055)	1.84%
Marine	(6,166)	2,509	(3,657)	1.46%
Credit card	(5,592)	492	(5,100)	11.85%
Other	(257)	614	357	(4.38)%

Total	$(440,017)	$14,744	$(425,273)	2.93%

Six months ended June 30, 2007:
One- to four-family	$(835)	$107	$(728)	0.01%
Home equity	(28,891)	1,790	(27,101)	0.43%
Recreational vehicle	(15,523)	8,021	(7,502)	0.67%
Marine	(4,368)	2,646	(1,722)	0.55%
Credit card	(7,066)	447	(6,619)	11.75%
Other	(564)	1,081	517	(1.70)%

Total	$(57,247)	$14,092	$(43,155)	0.29%

Loan losses are recognized when it is probable that a loss will be incurred. Our policy is to charge-off closed-end consumer loans when the loan is 120 days delinquent or when we determine that collection is not probable. For credit cards, our policy is to charge-off loans when collection is not probable or the loan has been delinquent for 180 days. Our policy for one- to four-family loan charge-offs prior to January 1, 2008 was to recognize a charge-off when we foreclosed on the property. For home equity loans, our policy prior to January 1, 2008 was to charge-off loans when we foreclosed on the property or when the loan had been delinquent for 180 days. As of January 1, 2008, we adjusted our charge-off policy mainly for loans in the process of foreclosure. Our updated policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. As a result of this change, nonperforming loans included a $59.7 million write down as of June 30, 2008.

Net charge-offs for the three and six months ended June 30, 2008 compared to the same periods in 2007 increased by $226.8 million and $382.1 million, respectively. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, could lead to a higher level of charge-offs in future periods. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	June 30, 2008	December 31, 2007
One- to four-family(1)	$371,706	$181,315
Home equity	304,677	229,523
Consumer and other loans	7,745	7,604

Total nonperforming loans	684,128	418,442
Real estate owned (“REO”) and other repossessed assets, net	83,493	45,895

Total nonperforming assets, net	$767,621	$464,337

Nonperforming loans receivable as a percentage of gross loans receivable	2.48%	1.37%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	14.03%	10.39%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	179.32%	200.05%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	482.78%	396.71%
Total allowance for loan losses as a percentage of total nonperforming loans	92.95%	121.44%

(1)

One- to four-family excludes held-for-sale loans of $0.3 million and $0.1 million at June 30, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

During the six months ended June 30, 2008, our nonperforming assets, net increased $303.3 million from $464.3 million at December 31, 2007. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $190.4 million and home equity loans of $75.2 million for the period ended June 30, 2008 when compared to December 31, 2007. We expect nonperforming loan levels to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 121% at December 31, 2007 to 93% at June 30, 2008. This decrease was driven primarily by an increase in one- to four-family non-performing loans, which have a significantly lower level of expected loss when compared to home equity loans. The balance of nonperforming loans includes loans delinquent from 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	June 30, 2008	Allowance for loan losses as a % of loans delinquent 90 to 179 days
One- to four-family loans(1)	$191,932	27.17%
Home equity loans	249,869	218.65%
Consumer and other loans	6,956	537.61%

Total loans delinquent 90 to 179 days	$448,757	141.70%

(1)

One- to four-family excludes held-for-sale loans of $0.3 million at June 30, 2008. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). We classify loans as Special Mention when they are between 30 and 89 days past due. The following table shows the comparative data for Special Mention loans (dollars in thousands):

	June 30, 2008	December 31, 2007
One- to four-family(1)	$368,131	$296,764
Home equity	282,572	291,675
Consumer and other loans	22,803	23,800

Total Special Mention loans	$673,506	$612,239

Special Mention loans receivable as a percentage of gross loans receivable	2.44%	2.00%

(1)

One- to four-family excludes held-for-sale loans of $0.1 million and $0.4 million at June 30, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the gain (loss) on loans and securities, net line item and are not considered in the allowance for loan losses.

The trend in Special Mention loan balances is generally indicative of the expected trend for charge-offs in future periods, as these loans have a greater propensity to migrate into nonaccrual status and ultimately charge-off. One- to four-family loans are generally secured, in a first lien position, by real estate assets, reducing the potential loss when compared to an unsecured loan. Our home equity loans are generally secured by real estate assets; however, the majority of these loans are secured in a second lien position which substantially increases the potential loss when compared to a first lien position.

The following graph illustrates the Special Mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our asset-backed securities portfolio, which we sold in the fourth quarter of 2007, represented our highest concentration of credit risk within the securities portfolio. Subsequent to the sale of that portfolio, we believe our highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is our CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of June 30, 2008 and December 31, 2007 (dollars in thousands):

June 30, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$7,876,369	$—	$—	$—	$—	$7,876,369
CMOs and other	993,013	61,963	396	5,832	56	1,061,260
Municipal bonds, corporate bonds, preferred stock and FHLB stock	275,881	411,976	14,265	—	—	702,122

Total	$9,145,263	$473,939	$14,661	$5,832	$56	$9,639,751

December 31, 2007	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$9,697,723	$—	$—	$—	$—	$9,697,723
CMOs and other	1,066,290	132,330	469	—	—	1,199,089
Asset-backed securities	—	—	—	—	122	122
Municipal bonds, corporate bonds, preferred stock and FHLB stock	675,058	596,047	8,342	—	—	1,279,447

Total	$11,439,071	$728,377	$8,811	$—	$122	$12,176,381

While the vast majority of this portfolio is AAA-rated, we continue to monitor these securities for impairment. During the period ended June 30, 2008, we identified approximately $203 million of CMOs with a possibility of future loss. As a result, $61 million of these securities were written down to their estimated fair market value by recording a $17.2 million impairment for the second quarter of 2008. Total impairment on CMOs with the possibility of future loss was $43.8 million for the six months ended June 30, 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

As of June 30, 2008, our trading securities portfolio includes an investment of $330 million of preferred equity in Fannie Mae and Freddie Mac. These securities were rated AA- as of June 30, 2008. Subsequent to June 30, 2008, these securities experienced record price declines and volatility. Based upon our concerns about continuing market instability and potential government-led plans that could materially further impact the value of the securities, the majority of our positions were liquidated in July 2008, resulting in a pre-tax loss of $97 million, net of hedges, which will be recorded in the third quarter of 2008. The remaining position of approximately $107 million had a market value loss of approximately $32 million, net of hedges, as of July 31, 2008. We plan to continue to reduce our remaining exposure to these securities.

During the six months ended June 30, 2008, we sold certain of our mortgage-backed securities, which is the primary reason for the decline in our securities balance compared to the balance as of December 31, 2007.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most over-the-counter (“OTC”) derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment include certain CMOs, servicing rights, retained interests in securitizations, certain other mortgage-backed securities, and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of June 30, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item. During the six months ended June 30, 2008, the Company used equity put options and credit default swaps as economic hedges against potential changes in the value of the preferred stock. Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark on the net hedged position is recognized in gain (loss) on loans and securities, net.

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

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. The Company manages credit risk by following an established credit approval process, which includes monitoring credit limits based on counterparty credit rating, as well as by enforcing collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. During the three and six months ended June 30, 2008, the consideration of credit risk did not result in a material adjustment to the valuation of OTC derivative contracts.

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

Investment Securities

Investment securities includes preferred stock, municipal bonds and corporate bonds. The fair value of preferred stock is typically estimated using market price quotations and the investment is generally categorized in Level 2 of the fair value hierarchy. The fair value of municipal bonds is estimated using market price quotes, pricing information based on bond characteristics, such as credit quality, maturity, coupon, as well as where bonds with similar characteristics have traded. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

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

U.S. Treasuries

The fair value of U.S. Treasuries is based on quoted market prices in active markets. U.S. Treasuries are classified as Level 1 of the fair value hierarchy.

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

Servicing Rights

On January 1, 2008, the Company elected to account for servicing rights under the fair value measurement method in accordance with SFAS No. 156, Accounting for Servicing Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”). The fair value of the servicing rights is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including anticipated loan prepayments and discount rates. Servicing rights are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

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

Operating margin—Income (loss) before other income (expense), income taxes and discontinued operations.

Operating margin (%)—Percentage of net revenue that goes to income (loss) before other income (expense), income taxes and discontinued operations. It is calculated by dividing our income (loss) before other income (expense), income taxes and discontinued operations, by our total net revenue.

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

Real estate owned (“REO”) and other repossessed assets—Ownership of real property by the Company, generally acquired as a result of foreclosure.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2008, 90% of our total assets were enterprise interest-earning assets.

At June 30, 2008, approximately 65% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

E*TRADE Bank has 95% and 96% of our enterprise interest-earning assets at June 30, 2008 and December 31, 2007, respectively, and holds 95% and 96% of our enterprise interest-bearing liabilities at June 30, 2008 and December 31, 2007, respectively. The sensitivity of NPVE at June 30, 2008 and December 31, 2007 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
	June 30, 2008		December 31, 2007
Parallel Change in Interest Rates (basis points)	Amount	Percentage	Amount	Percentage
+300	$(268,053)	(11)%	$(434,303)	(17)%	(55)%
+200	$(240,320)	(10)%	$(323,193)	(12)%	(30)%
+100	$(159,401)	(7)%	$(174,280)	(7)%	(20)%
-100	$248,389	10%	$99,245	4%	(20)%
-200(1)	$—	— %	$(63,785)	(2)%	(30)%

(1)

On June 30, 2008, the yield on the three-month Treasury bill was 1.87%. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 basis points scenario for the quarter ended June 30, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at June 30, 2008 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $0.9 million as of June 30, 2008. See the corporate investments line item in the publicly traded equity securities discussion at Note 5—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Operating interest income	$626,074	$894,451	$1,325,665	$1,715,385
Operating interest expense	(283,310)	(486,719)	(656,530)	(922,157)

Net operating interest income	342,764	407,732	669,135	793,228

Commission	122,235	162,682	244,490	314,486
Fees and service charges	50,962	59,379	105,903	113,434
Principal transactions	18,392	27,377	38,882	57,009
Gain (loss) on loans and securities, net	(15,707)	636	(24,274)	12,234
Other revenue	13,691	11,050	27,295	20,648

Total non-interest income	189,573	261,124	392,296	517,811

Total net revenue	532,337	668,856	1,061,431	1,311,039

Provision for loan losses	319,121	30,045	552,992	51,231

Operating expense:
Compensation and benefits	96,082	110,652	219,210	225,384
Clearing and servicing	46,122	70,093	91,007	133,640
Advertising and market development	42,737	32,897	100,185	74,941
Communications	24,500	23,655	49,594	47,674
Professional services	25,749	22,589	49,394	45,651
Depreciation and amortization	20,385	19,566	42,038	38,427
Occupancy and equipment	21,698	20,791	42,196	42,226
Amortization of other intangibles	9,135	10,187	20,045	20,455
Facility restructuring and other exit activities	12,433	(2,114)	22,999	(1,922)
Other	19,702	71,506	36,208	102,110

Total operating expense	318,543	379,822	672,876	728,586

Income (loss) before other income (expense), income taxes and discontinued operations	(105,327)	258,989	(164,437)	531,222
Other income (expense):
Corporate interest income	1,806	1,001	4,232	2,706
Corporate interest expense	(90,249)	(37,866)	(185,490)	(75,657)
Gain on sales of investments, net	18	17,267	520	37,023
Gain on early extinguishment of debt	12,935	31	10,084	31
Equity in income (loss) of investments and venture funds	(1,594)	(840)	3,105	7,255

Total other income (expense)	(77,084)	(20,407)	(167,549)	(28,642)

Income (loss) before income taxes and discontinued operations	(182,411)	238,582	(331,986)	502,580
Income tax expense (benefit)	(62,968)	80,894	(119,616)	174,398

Net income (loss) from continuing operations	(119,443)	157,688	(212,370)	328,182
Income from discontinued operations, net of tax	24,884	1,441	26,618	357

Net income (loss)	$(94,559)	$159,129	$(185,752)	$328,539

Basic earnings (loss) per share from continuing operations	$(0.24)	$0.37	$(0.45)	$0.78
Basic earnings per share from discontinued operations	0.05	0.01	0.06	0.00

Basic net earnings (loss) per share	$(0.19)	$0.38	$(0.39)	$0.78

Diluted earnings (loss) per share from continuing operations	$(0.24)	$0.36	$(0.45)	$0.75
Diluted earnings per share from discontinued operations	0.05	0.01	0.06	0.00

Diluted net earnings (loss) per share	$(0.19)	$0.37	$(0.39)	$0.75

Shares used in computation of per share data:
Basic	492,712	423,308	476,784	423,546
Diluted	492,712	435,775	476,784	436,708

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$2,819,260	$1,778,244
Cash and investments required to be segregated under federal or other regulations	368,566	334,831
Trading securities	386,888	130,018
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,875,274 at June 30, 2008 and $10,074,082 at December 31, 2007)	8,521,315	11,255,048
Margin receivables	7,370,072	7,179,175
Loans, net (net of allowance for loan losses of $635,883 at June 30, 2008 and $508,164 at December 31, 2007)	26,962,281	30,139,382
Investment in FHLB stock	223,392	338,585
Property and equipment, net	326,340	355,433
Goodwill	1,938,325	1,933,368
Other intangibles, net	401,819	430,007
Other assets	2,492,103	2,971,846

Total assets	$51,810,361	$56,845,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$27,039,413	$25,884,755
Securities sold under agreements to repurchase	6,953,766	8,932,693
Customer payables	5,404,125	5,514,675
Other borrowings	4,847,541	7,446,504
Corporate debt	3,033,936	3,022,698
Accounts payable, accrued and other liabilities	1,894,234	3,215,547

Total liabilities	49,173,015	54,016,872

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized: 1,200,000,000; shares issued and outstanding: 536,958,825 at June 30, 2008 and 460,897,875 at December 31, 2007	5,370	4,609
Additional paid-in capital (“APIC”)	3,598,490	3,463,220
Accumulated deficit	(519,729)	(247,368)
Accumulated other comprehensive loss	(446,785)	(391,396)

Total shareholders’ equity	2,637,346	2,829,065

Total liabilities and shareholders’ equity	$51,810,361	$56,845,937

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(94,559)	$159,129	$(185,752)	$328,539
Other comprehensive loss
Available-for-sale securities:
Unrealized losses, net	(131,911)	(199,636)	(130,150)	(192,747)
Reclassification into earnings, net	12,073	(9,653)	20,131	(20,821)

Net change from available-for-sale securities	(119,838)	(209,289)	(110,019)	(213,568)

Cash flow hedging instruments:
Unrealized gains (losses), net	58,286	63,494	(19,871)	62,370
Reclassifications into earnings, net	4,396	170	6,789	358

Net change from cash flow hedging instruments	62,682	63,664	(13,082)	62,728

Foreign currency translation gains (losses)	(18,232)	15,391	(19,182)	12,528

Other comprehensive loss	(75,388)	(130,234)	(142,283)	(138,312)

Comprehensive income (loss)	$(169,947)	$28,895	$(328,035)	$190,227

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(185,752)	—	(185,752)
Other comprehensive loss	—	—	—	—	(142,283)	(142,283)
Issuance of common stock related to the Citadel Investment	46,685	—	—	—	—	—
Exchange of debt for common stock	27,094	271	104,906	—	—	105,177
Exercise of stock options and purchase plans, including tax benefit (expense)	337	3	(2,693)	—	—	(2,690)
Issuance of restricted stock	73	1	(1)	—	—	—
Cancellation of restricted stock	(495)	(5)	5	—	—	—
Retirement of restricted stock to pay taxes	(382)	(4)	(1,563)	—	—	(1,567)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	20,987	—	—	20,987
Additional purchase consideration(1)	2,749	27	9,405	—	—	9,432
Other	—	468	4,224	—	—	4,692

Balance, June 30, 2008	536,959	$5,370	$3,598,490	$(519,729)	$(446,785)	$2,637,346

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net income	—	—	—	328,539	—	328,539
Other comprehensive loss	—	—	—	—	(138,312)	(138,312)
Exercise of stock options and purchase plans, including tax benefit	2,672	27	37,664	—	—	37,691
Repurchases of common stock	(4,159)	(42)	(95,863)	—	—	(95,905)
Issuance of restricted stock	674	7	(7)	—	—	—
Cancellation of restricted stock	(159)	(2)	2	—	—	—
Retirement of restricted stock to pay taxes	(172)	(2)	(3,979)	—	—	(3,981)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	22,449	—	—	22,449
Other	97	2	2,212	—	—	2,214

Balance, June 30, 2007	425,257	$4,253	$3,146,768	$1,522,925	$(339,784)	$4,334,162

See accompanying notes to consolidated financial statements

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(185,752)	$328,539
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	552,992	51,231
Depreciation and amortization (including discount amortization and accretion)	150,873	140,307
(Gain) loss on loans and securities, net and (gain) loss on sales of investments, net	22,713	(61,241)
Equity in income of investments and venture funds	(3,105)	(7,255)
Gain on sale of corporate aircraft related assets	(23,715)	—
Gain on sale of RAA	(2,753)	—
Gain on early extinguishment of debt	(10,084)	—
Non-cash facility restructuring costs and other exit activities	6,858	(1,793)
Share-based compensation	20,987	22,449
Tax (benefit) expense from tax deductions in excess of compensation expense	4,268	(14,260)
Other	(11,892)	1,430
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(40,878)	(55,815)
Increase in margin receivables	(175,882)	(549,777)
(Decrease) increase in customer payables	(112,577)	255,326
Proceeds from sales, repayments and maturities of loans held-for-sale	222,540	837,538
Purchases and originations of loans held-for-sale	(126,629)	(796,806)
Proceeds from sales, repayments and maturities of trading securities	1,036,123	793,066
Purchases of trading securities	(939,753)	(759,686)
Decrease (increase) in other assets	567,679	(492,041)
(Decrease) increase in accounts payable, accrued and other liabilities	(1,319,642)	111,402
Facility restructuring liabilities	(1,412)	(2,929)

Net cash used in operating activities	(369,041)	(200,315)

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(2,452,629)	(10,131,571)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	5,068,721	6,788,055
Net decrease (increase) in loans receivable	2,156,927	(5,249,979)
Purchases of property and equipment	(57,102)	(85,643)
Proceeds from sale of corporate aircraft related assets	69,250	—
Proceeds from sale of RAA	22,844	—
Cash used in business acquisitions, net	(7,883)	(4,644)
Net cash flow from derivatives hedging assets	(25,565)	4,848
Other	(37,557)	(40,920)

Net cash provided by (used in) investing activities	$4,737,006	$(8,719,854)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$1,152,088	$3,699,401
Net (decrease) increase in securities sold under agreements to repurchase	(1,954,590)	2,641,012
Net increase in other borrowed funds	520	112,486
Advances from other long-term borrowings	1,300,000	7,671,000
Payments on advances from other long-term borrowings	(3,911,128)	(5,364,311)
Proceeds from issuance of springing lien notes	150,000	—
Proceeds from issuance of subordinated debentures and trust preferred securities	—	41,000
Proceeds from issuance of common stock from employee stock transactions	1,578	23,431
Tax benefit (expense) from tax deductions in excess of compensation expense recognition	(4,268)	14,260
Repurchases of common stock	—	(95,905)
Net cash flow from derivatives hedging liabilities	(57,721)	(15,966)
Other	4,458	—

Net cash (used in) provided by financing activities	(3,319,063)	8,726,408

Effect of exchange rates on cash	(7,886)	21,037

Increase (decrease) in cash and equivalents	1,041,016	(172,724)
Cash and equivalents, beginning of period	1,778,244	1,212,234

Cash and equivalents, end of period	$2,819,260	$1,039,510

Supplemental disclosures:
Cash paid for interest	$869,223	$1,075,033
Cash paid (refund received) for income taxes	$(417,018)	$128,821
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$115,253	$40,169
Reclassification of loans held-for-sale to loans held-for-investment	$3,037	$3,807
Issuance of common stock to retire debentures	$105,177	$—

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

Certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation. As discussed in Note 2—Discontinued Operations, the operations of certain businesses have been accounted for as discontinued operations in accordance with SFAS No. 144. Accordingly, results of operations from these businesses for prior periods have been reclassified to discontinued operations. Unless noted, discussions herein pertain to the Company’s continuing operations.

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

During the quarter ended June 30, 2008, the Company re-defined “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified SFAS 133 hedge ineffectiveness from “Other operating expense” to the “Gain (loss) on loans and securities, net” line item.

The Company reports corporate interest income and expense separately from operating interest income and expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and expense is generated from the operations of the Company and is a broad indicator of the Company’s success in its banking and balance sheet management businesses. Corporate debt, which is the primary source of the corporate interest expense has been issued primarily in connection with the Citadel Investment and acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain on sales of investments, net separately from gain (loss) on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Gain (loss) on loans and securities, net are the result of activities in the Company’s operations, namely its balance sheet management business, including impairment on our available-for-sale mortgage-backed and investment securities portfolio. Gain on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—At June 30, 2008, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $9.8 billion. Of this amount, $2.2 billion had been pledged or sold at June 30, 2008 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment include certain CMOs, servicing rights, retained interests in securitizations, certain other mortgage-backed securities and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Fair Value Option—Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of June 30, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item.

For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 16—Fair Value Disclosures.

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

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this statement on January 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, the effects of which were not material to the financial condition, results of operations or cash flows. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, for which the Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods. For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 16—Fair Value Disclosures.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159 which provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted this statement on January 1, 2008 and elected the fair value option for Fannie Mae and Freddie Mac preferred stock. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. For additional information regarding the adoption of SFAS No. 157 and SFAS No. 159, see Note 16—Fair Value Disclosures.

SFAS No. 161—Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. This statement is effective at the beginning of an entity’s first interim period beginning after November 15, 2008 or January 1, 2009 for the Company. The Company is currently evaluating the impact this guidance will have on its disclosures about derivative instruments and hedging activities.

SFAS No. 162—The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods.

Staff Accounting Bulletin (“SAB”) No. 109—Written Loan Commitments Recorded at Fair Value Through Earnings

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”), which became effective for the Company January 1, 2008. SAB No. 109 supersedes SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB No. 105”), and states, consistent with the guidance in SFAS No. 156 and SFAS No. 159, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB No. 109 retains the view expressed in SAB No. 105 that internally developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment and broadens its application to all written loan commitments that are accounted for at fair value through earnings. The Company adopted this statement on January 1, 2008 and the impact of adoption was not material to the Company’s financial condition, results of operations or cash flows.

NOTE 2—DISCONTINUED OPERATIONS

Sale of Canadian Brokerage Business

During the second quarter of 2008, the Company decided to sell its Canadian brokerage business. The Company announced it had executed a sale agreement on July 14, 2008. The sale is expected to close in the second half of 2008. Upon the sale, the Company will not have significant continuing involvement in the operations of the Canadian brokerage business, and its operations and cash flows will be eliminated from the ongoing operations of the Company. As a result, the Canadian brokerage business qualifies as a discontinued operation, in accordance with SFAS No. 144. The Company’s result of operations, net of income taxes, include the Canadian brokerage business as discontinued operations on the Company’s consolidated statement of income (loss) for all periods presented. The assets and liabilities of the business were not considered material for separate presentation as held-for-sale on the face of the consolidated balance sheet.

Below is a table summarizing the carrying amounts of the major classes of assets and liabilities of the Canadian brokerage business operations (dollars in thousands):

	June 30, 2008	December 31, 2007
Assets
Cash and equivalents	$517,355	$476,020
Cash and investments required to be segregated under federal or other regulations	243,973	208,840
Available-for-sale mortgage-backed and investment securities	16,871	13,344
Margin receivables	270,586	275,190
Property and equipment, net	12,658	9,669
Other assets	42,813	38,657

Total assets	$1,104,256	$1,021,720

Liabilities
Customer payables	$961,029	$882,903
Accounts payable, accrued and other liabilities	37,331	37,215

Total liabilities	$998,360	$920,118

The following table summarizes the results of discontinued operations for the Canadian brokerage business (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$20,800	$20,168	$42,327	$38,664

Income from discontinued operations before income taxes	$8,467	$6,957	$12,851	$12,760
Income tax expense (benefit)	(21,068)	2,743	(19,427)	5,085

Net income from discontinued operations	$29,535	$4,214	$32,278	$7,675

The income tax benefit includes a $24.1 million non-cash item, which resulted from the difference between the tax and financial reporting bases of the Canadian brokerage business. The Company recognized this difference because a commitment to sell the Canadian brokerage business was in place and the results from the business are presented as a discontinued operation.

Exit of Mortgage Lending Business

During the second quarter of 2008, the Company announced the exit of its retail mortgage lending business, which was the Company’s last remaining loan origination channel (the Company exited the wholesale mortgage lending business in 2007). As such, the entire mortgage lending business met the requirements under SFAS No. 144 to be recorded and reported as discontinued operations. The operations and cash flows of the mortgage lending business will be eliminated from the ongoing operations of the Company and the Company will not have any significant continuing involvement in the mortgage lending business after its closure, which was completed by June 30, 2008. Therefore, the Company’s result of operations, net of income taxes, include the mortgage lending business as discontinued operations on the Company’s consolidated statement of income (loss) for all periods presented.

The following table summarizes the results of discontinued operations for the mortgage lending business (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$100	$7,127	$1,235	$11,590

Loss from discontinued operations before income taxes	$(7,379)	$(4,582)	$(9,030)	$(12,025)
Income tax benefit	(2,728)	(1,809)	(3,370)	(4,707)

Net loss from discontinued operation	$(4,651)	$(2,773)	$(5,660)	$(7,318)

NOTE 3—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restructuring of institutional brokerage operations	$(300)	$—	$9,691	$—
Gain on sale of RAA	(2,753)	—	(2,753)	—
Other exit activities	15,486	(2,114)	16,061	(1,922)

Total facility restructuring and other exit activities	$12,433	$(2,114)	$22,999	$(1,922)

Exit of Non-Core Operations

Institutional Brokerage Operations

Toward the end of the third quarter in 2007, the Company announced a plan to simplify and streamline the business by exiting and/or restructuring certain non-core operations. The Company has taken steps to restructure the institutional equity business to focus on areas that complement order flow generated by retail customers. In the first quarter of 2008, the Company announced the decision to exit the institutional trading operations that do not align with the core retail business. As a result of these exits, the Company recognized adjustments of $(0.6) million and $5.2 million for facilities consolidation and asset write-off costs, $0.2 million and $3.1 million in severance costs and $0.1 million and $1.4 million of other costs related to these exits for the three and six months ended June 30, 2008, respectively.

Sale of RAA

The Company entered into a definitive asset purchase agreement to sell substantially all of the assets of RAA to PHH Investments, Ltd for approximately $25 million. The sale of RAA closed during the second quarter of 2008 and resulted in a pre-tax gain of $2.8 million.

Other Exit Activities

In the first half of 2008, the Company continued the consolidation and relocation of certain facilities. The Company incurred $15.5 and $16.1 million of charges for the three and six months ended June 30, 2008, respectively, primarily related to facilities consolidation and relocation related to the exit of certain operating leases. The Company recognized adjustments of $(2.1) million and $(1.9) million related to prior period exit activities for the three and six months ended June 30, 2007, respectively.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating interest income:
Loans, net	$402,103	$497,517	$853,677	$948,916
Mortgage-backed and investment securities	97,530	233,630	206,739	444,137
Margin receivables	75,382	123,317	166,319	243,636
Other	51,059	39,987	98,930	78,696

Total operating interest income	626,074	894,451	1,325,665	1,715,385

Operating interest expense:
Deposits	(151,711)	(205,301)	(338,415)	(388,289)
Repurchase agreements and other borrowings	(68,630)	(175,337)	(163,564)	(334,368)
FHLB advances	(51,609)	(78,800)	(122,411)	(141,652)
Other	(11,360)	(27,281)	(32,140)	(57,848)

Total operating interest expense	(283,310)	(486,719)	(656,530)	(922,157)

Net operating interest income	$342,764	$407,732	$669,135	$793,228

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
June 30, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$7,873,547	$2,413	$(401,088)	$7,474,872
CMOs and other	1,041,670	200	(133,138)	908,732

Total mortgage-backed securities	8,915,217	2,613	(534,226)	8,383,604

Investment securities:
Debt securities:
Municipal bonds	105,867	—	(7,156)	98,711
Corporate bonds	42,377	1	(5,842)	36,536

Total debt securities	148,244	1	(12,998)	135,247
Publicly traded equity securities:
Corporate investments	1,608	—	(702)	906
Retained interests from securitizations	971	587	—	1,558

Total investment securities	150,823	588	(13,700)	137,711

Total available-for-sale securities	$9,066,040	$3,201	$(547,926)	$8,521,315

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$9,638,676	$86	$(308,633)	$9,330,129
CMOs and other	1,170,360	2	(47,107)	1,123,255

Total mortgage-backed securities	10,809,036	88	(355,740)	10,453,384

Investment securities:
Debt securities:
Municipal bonds	320,521	58	(6,231)	314,348
Corporate bonds	36,557	2,134	(3,412)	35,279
Other debt securities	78,836	1	(1,546)	77,291

Total debt securities	435,914	2,193	(11,189)	426,918
Publicly traded equity securities:
Preferred stock	505,498	—	(134,094)	371,404
Corporate investments	1,460	—	(189)	1,271
Retained interests from securitizations	980	1,091	—	2,071

Total investment securities	943,852	3,284	(145,472)	801,664

Total available-for-sale securities	$11,752,888	$3,372	$(501,212)	$11,255,048

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
June 30, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,444,065	$(27,067)	$5,493,511	$(374,021)	$6,937,576	$(401,088)
CMOs and other	97,772	(22,572)	732,342	(110,566)	830,114	(133,138)
Debt securities:
Municipal bonds	20,945	(1,453)	77,758	(5,703)	98,703	(7,156)
Corporate bonds	16,929	(58)	19,663	(5,784)	36,592	(5,842)
Publicly traded equity securities:
Corporate investments	—	—	711	(702)	711	(702)

Total temporarily impaired securities	$1,579,711	$(51,150)	$6,323,985	$(496,776)	$7,903,696	$(547,926)

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,394,002	$(6,802)	$7,849,331	$(301,831)	$9,243,333	$(308,633)
CMOs and other	537,522	(25,415)	585,629	(21,692)	1,123,151	(47,107)
Debt securities:
Municipal bonds	272,698	(4,898)	29,052	(1,333)	301,750	(6,231)
Corporate bonds	—	—	21,935	(3,412)	21,935	(3,412)
Other debt securities	—	—	76,433	(1,546)	76,433	(1,546)
Publicly traded equity securities:
Preferred stock	355,942	(134,094)	—	—	355,942	(134,094)
Corporate investments	—	—	173	(189)	173	(189)

Total temporarily impaired securities	$2,560,164	$(171,209)	$8,562,553	$(330,003)	$11,122,717	$(501,212)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of June 30, 2008 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated. The Company has the intent and ability to hold the securities in an unrealized loss position at June 30, 2008 until the market value recovers or the securities mature. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions.

Within the securities portfolio, the asset-backed securities portfolio, which was sold in the fourth quarter of 2007, represented the highest concentration of credit risk. Subsequent to the sale of that portfolio, the highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is the CMO portfolio. While the vast majority of this portfolio is AAA-rated, the Company identified approximately $203 million at June 30, 2008 of CMO securities with a possibility of future loss. As a result, $61 million of these securities were written down to their estimated fair market value by recording $17.2 million impairment for the three months ended June 30, 2008. The Company recorded $43.8 million impairment for the six months ended June 30, 2008. The Company recorded other-than-temporary impairment charges for asset-backed securities of $2.8 million and $3.0 million for the three and six months ended June 30, 2007.

The Company elected the fair value option for its preferred stock under SFAS No. 159 as of January 1, 2008. Subsequent to the adoption, preferred stock was classified as trading securities.

The detailed components of the gain (loss) on loans and securities, net and gain on sales of investments, net line items on the consolidated statement of income (loss) are shown below.

Gain (Loss) on Loans and Securities, Net

Gain (loss) on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss on sales of loans held-for-sale, net	$(285)	$(5,234)	$(783)	$(9,715)
Gain (loss) on securities, net
Gain (loss) on securities and other investments	(786)	(143)	12,477	8,373
Loss on impairment	(17,153)	(2,712)	(43,755)	(2,961)
Gain on trading securities, net	1,648	6,168	5,269	15,022
Hedge ineffectiveness	869	2,557	2,518	1,515

Gain (loss) on securities, net	(15,422)	5,870	(23,491)	21,949

Gain (loss) on loans and securities, net	$(15,707)	$636	$(24,274)	$12,234

Gain on Sales of Investments, Net

Gain on sales of investments, net are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Realized gains on sales of publicly traded equity securities	$—	$17,310	$254	$37,027
Other	18	(43)	266	(4)

Gain on sales of investments, net	$18	$17,267	$520	$37,023

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Loans held-for-sale	$1,861	$100,539
Loans receivable, net:
One- to four-family	13,930,215	15,506,529
Home equity	10,852,333	11,901,324
Consumer and other loans:
Recreational vehicle	1,721,309	1,910,454
Marine	468,616	526,580
Commercial	265,234	272,156
Credit card	83,703	90,764
Other	10,724	23,334

Total consumer and other loans	2,549,586	2,823,288

Total loans receivable	27,332,134	30,231,141
Unamortized premiums, net	264,169	315,866
Allowance for loan losses	(635,883)	(508,164)

Total loans receivable, net	26,960,420	30,038,843

Total loans, net	$26,962,281	$30,139,382

The following table provides an analysis of the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$565,908	$67,989	$508,164	$67,628
Provision for loan losses	319,121	30,045	552,992	51,231
Charge-offs	(257,605)	(30,609)	(440,017)	(57,247)
Recoveries	8,459	8,279	14,744	14,092

Net charge-offs	(249,146)	(22,330)	(425,273)	(43,155)

Allowance for loan losses, end of period	$635,883	$75,704	$635,883	$75,704

The Company has a credit default swap (“CDS”) on $4.0 billion of its first-lien residential real estate loan portfolio through a synthetic securitization structure. A CDS provides, for a fee, an assumption by a third party of a portion of the credit risk related to the underlying loans. The CDS the Company entered into provides protection for losses in excess of 10 basis points, but not to exceed approximately 75 basis points. In addition, the Company’s regulatory risk-weighted assets were reduced as a result of this transaction because it transferred a portion of the Company’s credit risk to an unaffiliated third party.

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives are recognized currently in earnings. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$1,383,200	$32,049	$(7,439)	$24,610	6.28%	8.77%	N/A	5.82
Brokered certificates of deposit	33,544	—	(343)	(343)	2.69%	5.36%	N/A	10.04
Purchased interest rate options(1):
Swaptions(2)	75,000	—	(277)	(277)	N/A	N/A	6.96%	9.42

Total fair value hedges	$1,491,744	$32,049	$(8,059)	$23,990	6.19%	8.69%	6.96%	6.10

December 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$527,000	$—	$(21,318)	$(21,318)	5.11%	5.16%	N/A	7.00
Receive-fixed interest rate swaps:
Corporate debt	1,214,000	57,760	—	57,760	7.04%	7.71%	N/A	5.32
Brokered certificates of deposit	110,948	—	(1,343)	(1,343)	4.97%	5.33%	N/A	11.46
FHLB advances	100,000	—	(194)	(194)	5.03%	3.64%	N/A	1.79
Purchased interest rate options(3):
Swaptions(2)	905,000	17,881	—	17,881	N/A	N/A	5.40%	10.20

Total fair value hedges	$2,856,948	$75,641	$(22,855)	$52,786	6.30%	6.68%	5.40%	7.29

(1)	Purchased interest rate options were used to hedge corporate debt.
(2)	Swaptions are options to enter swaps starting on a given day.
(3)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.

De-designated Fair Value Hedges

During the three and six months ended June 30, 2008 and 2007, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting were recorded in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss).

Cash Flow Hedges

Overview of Cash Flow Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on caps and floors to hedge the variability of future cash flows associated with existing variable-rate liabilities and assets and forecasted issuances of liabilities. These cash flow hedge relationships are treated as effective hedges as long as the future issuances of liabilities remain probable and the hedges continue to meet the requirements of SFAS No. 133, as amended. The future issuance of these liabilities, including securities sold under agreements to repurchase, are largely dependent on the market demand and liquidity in the wholesale borrowings market. The Company also enters into interest rate swaps to hedge changes in the future variability of cash flows of certain investment securities resulting from changes in a benchmark interest rate. Additionally, the Company enters into forward purchase and sale agreements, which are considered cash flow hedges, when the terms of the commitments exactly match the terms of the securities purchased or sold.

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive loss as unrealized gains or losses, for both active and terminated hedges. If the derivatives are determined to be effective hedges, the amounts in accumulated other comprehensive loss are included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding affects earnings. If the derivatives are determined not to be effective hedges, the amount recorded in other comprehensive income would be reclassified into the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $12.5 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
June 30, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,590,000	$6,552	$(106,032)	$(99,480)	5.42%	2.66%	N/A	10.87
FHLB advances	650,000	—	(31,082)	(31,082)	5.27%	2.70%	N/A	9.25
Purchased interest rate forward-starting swaps :
FHLB advances	300,000	—	(816)	(816)	4.66%	N/A	N/A	9.07
Purchased interest rate options(1):
Caps	3,160,000	30,258	—	30,258	N/A	N/A	5.02%	3.00
Floors	1,900,000	40,111	—	40,111	N/A	N/A	6.43%	2.96

Total cash flow hedges	$7,600,000	$76,921	$(137,930)	$(61,009)	5.29%	2.67%	5.55%	5.41

December 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,105,000	$—	$(136,867)	$(136,867)	5.47%	5.13%	N/A	11.38
FHLB advances	800,000	—	(37,748)	(37,748)	5.25%	5.15%	N/A	9.65
Purchased interest rate options(1):
Caps	4,410,000	26,260	—	26,260	N/A	N/A	5.06%	2.62
Floors	1,400,000	31,205	—	31,205	N/A	N/A	6.86%	2.61

Total cash flow hedges	$8,715,000	$57,465	$(174,615)	$(117,150)	5.41%	5.14%	5.50%	5.38

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(207,987)	$(28,780)	$(132,223)	$(27,844)
Unrealized gains (losses), net	58,286	63,494	(19,871)	62,370
Reclassifications into earnings, net	4,396	170	6,789	358

Ending balance	$(145,305)	$34,884	$(145,305)	$34,884

Derivatives terminated during the period:
Notional	$1,500,000	$3,015,000	$3,090,000	$3,705,000
Fair value of net gains (losses) recognized in accumulated other comprehensive loss	$4,439	$7,849	$(71,595)	$5,472
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$(391)	$(53)	$(1,079)	$255

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 12 days to more than 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	Six Months Ended June 30,
	2008	2007
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(111,095)	$8,906
Discontinued cash flow hedges	(34,210)	25,978

Total cash flow hedges	$(145,305)	$34,884

Hedge Ineffectiveness

In accordance with SFAS No. 133, as amended, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged. These amounts are reflected in the gain (loss) on loans and securities, net line item in the consolidated statement of income (loss). Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Fair value hedges	$159	$2,848	$1,892	$1,766
Cash flow hedges	710	(291)	626	(251)

Total hedge ineffectiveness	$869	$2,557	$2,518	$1,515

Economic Hedges

During the six months ended June 30, 2008, the Company used equity put options and credit default swaps as economic hedges against potential changes in the value of the preferred stock. Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark on the net hedged position is recognized in gain (loss) on loans and securities, net.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Money market and savings accounts	2.89%	4.55%	$11,618,342	$10,028,115	43.0%	38.7%
Sweep deposit accounts(1)	0.38%	0.87%	9,826,910	10,112,123	36.3	39.1
Certificates of deposit(2)	4.11%	4.93%	3,264,781	4,156,674	12.1	16.1
Checking accounts	2.58%	1.79%	1,365,680	495,618	5.0	1.9
Brokered certificates of deposit(3)	4.48%	4.51%	963,700	1,092,225	3.6	4.2

Total deposits	2.17%	3.12%	$27,039,413	$25,884,755	100.0%	100.0%

(1)	A sweep product that transfers brokerage customer balances to the Bank, who holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.
(2)	Includes retail brokered certificates of deposit.
(3)	Includes institutional brokered certificates of deposit.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at June 30, 2008 and total borrowings at December 31, 2007 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2008	$4,874,622	$1,150,000	$13,642	$6,038,264	2.49%
2009	774,459	1,200,000	1,662	1,976,121	3.51%
2010	—	150,000	1,197	151,197	4.56%
2011	—	—	—	—	—
2012	100,329	350,000	—	450,329	4.71%
Thereafter	1,204,356	1,553,600	427,440	3,185,396	4.28%

Total borrowings at June 30, 2008	$6,953,766	$4,403,600	$443,941	$11,801,307	3.26%

Total borrowings at December 31, 2007	$8,932,693	$6,967,406	$479,098	$16,379,197	4.98%

NOTE 10—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
June 30, 2008
Senior notes:
8% Notes, due 2011	$435,515	$(2,086)	$13,796	$447,225
7 3/8% Notes, due 2013	414,665	(4,718)	12,279	422,226
7 7/8% Notes, due 2015	243,177	(2,266)	10,476	251,387

Total senior notes	1,093,357	(9,070)	36,551	1,120,838
Springing lien notes 12 1/2%, due 2017	1,936,000	(470,350)	1,228	1,466,878
Mandatory convertible notes 6 1/8%, due 2018	450,000	(3,780)	—	446,220

Total corporate debt	$3,479,357	$(483,200)	$37,779	$3,033,936

	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
December 31, 2007
Senior notes:
8% Notes, due 2011	$453,815	$1,884	$15,422	$471,121
7 3/8% Notes, due 2013	512,160	(1,555)	31,001	541,606
7 7/8% Notes, due 2015	248,177	—	11,838	260,015

Total senior notes	1,214,152	329	58,261	1,272,742
Springing lien notes 12 1/2%, due 2017	1,786,000	(481,609)	—	1,304,391
Mandatory convertible notes 6 1/8%, due 2018	450,000	(4,435)	—	445,565

Total corporate debt	$3,450,152	$(485,715)	$58,261	$3,022,698

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

During the first half of 2008, the Company began exchanging debt for common stock to extinguish a portion of its outstanding senior notes. Below are the details of these exchanges.

8% Senior Notes due June 2011

The Company has exchanged $18.3 million of its 8% Senior Notes for 4.9 million shares of common stock. This exchange resulted in the Company recording a $0.8 million pre-tax gain on extinguishment.

7  3/8% Senior Notes due September 2013

The Company has exchanged $97.5 million of its 7  3/8% Senior Notes for 21.1 million shares of common stock. This exchange resulted in the Company recording a $19.7 million pre-tax gain on extinguishment.

7  7/8% Senior Notes due December 2015

The Company has exchanged $5.0 million of its 7  7/8% Senior Notes for 1.1 million shares of common stock. This exchange resulted in the Company recording a $1.0 million pre-tax gain on extinguishment.

Springing Lien Notes

12  1/2% Springing Lien Notes Due November 2017

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

Mandatory Convertible Notes

6  1/8% Mandatory Convertible Notes Due November 2018

In November 2005, the Company issued 18.0 million of mandatory convertible notes (“Units”) with a face value of $450 million (“6  1/8% Notes”). Each Unit consists of a purchase contract and a 6  1/8% subordinated note. Each purchase contract obligates the holder to purchase, and the Company to sell, at a purchase price of $25.00 in cash, a variable number of shares of the Company’s common stock in November 2008. The stock conversion ratio varies depending on the average closing price of the Company’s common stock over a 20-day trading period ending on the third trading day immediately preceding November 18, 2008 (“Reference Price”). In connection with these purchase contracts, the Company expects to issue approximately 25 million shares of common stock at $18 per share.

In November 2008, the aggregate principal amount of the subordinated notes will be remarketed, which may result in a change in the interest rate and maturity date of the subordinated notes. If the Company is unable to remarket the 6  1/8% Notes, the face value of the 6  1/8% Notes will be repaid through the issuance of the 25 million shares, which will, in effect, convert these notes to equity.

NOTE 11—SHAREHOLDERS’ EQUITY

Issuance of Common Stock

In the first quarter of 2008, the Company exchanged $25.0 million of outstanding senior notes for 4.5 million shares of common stock. In the second quarter of 2008, the Company exchanged $95.8 million of outstanding senior notes for 22.6 million shares of common stock.

Additionally, the Company issued the remaining 46.7 million shares of common stock in conjunction with the Citadel Investment in the second quarter of 2008.

NOTE 12—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic:
Numerator:
Net income (loss) from continuing operations	$(119,443)	$157,688	$(212,370)	$328,182
Income from discontinued operations, net of tax	24,884	1,441	26,618	357

Net income (loss)	$(94,559)	$159,129	$(185,752)	$328,539

Denominator:
Basic weighted-average shares outstanding	492,712	423,308	476,784	423,546

Diluted:
Numerator:
Net income (loss)	$(94,559)	$159,129	$(185,752)	$328,539

Denominator:
Basic weighted-average shares outstanding	492,712	423,308	476,784	423,546
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	11,325	—	11,778
Weighted-average warrants and contingent shares outstanding	—	248	—	248
Weighted-average mandatory convertible notes	—	894	—	1,136

Diluted weighted-average shares outstanding	492,712	435,775	476,784	436,708

Per share:
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.24)	$0.37	$(0.45)	$0.78
Earnings per share from discontinued operations	0.05	0.01	0.06	0.00

Net earnings (loss) per share	$(0.19)	$0.38	$(0.39)	$0.78

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.24)	$0.36	$(0.45)	$0.75
Earnings per share from discontinued operations	0.05	0.01	0.06	0.00

Net earnings (loss) per share	$(0.19)	$0.37	$(0.39)	$0.75

The Company excluded from the calculations of diluted earnings (loss) per share 37.8 million shares of stock options and restricted stock awards and units for both the three and six months ended June 30, 2008. Of the excluded shares, 1.2 million and 1.3 million shares were anti-dilutive because of the Company’s net loss for the three and six months ended June 30, 2008, respectively. The Company excluded from the calculations of diluted earnings per share 10.5 million and 9.4 million shares of stock options that would have been anti-dilutive for the three and six months ended June 30, 2007.

NOTE 13—EMPLOYEE SHARE-BASED PAYMENTS

Employee Stock Option Plans

The Company recognized $8.0 million and $16.2 million in compensation expense for stock options for the three and six months ended June 30, 2008, respectively, compared to $7.9 million and $16.1 million for the same periods in 2007, respectively. The Company recognized a tax benefit of $2.4 million and $4.6 million related to the stock options for the three and six months ended June 30, 2008, respectively, compared to $2.9 million and $5.9 million for the same periods in 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	58%	31%	48%	32%
Expected term (years)	4.6	4.5	4.6	4.5
Risk-free interest rate	3%	5%	3%	5%
Dividend yield	—	—	—	—

The weighted-average fair values of options granted were $2.03 and $2.04 for the three and six months ended June 30, 2008, respectively, compared to $7.84 and $7.99 for the same periods in 2007. Intrinsic value of options exercised were $0.03 million and $0.06 million for the three and six months ended June 30, 2008, respectively, compared to $20.4 million and $39.1 million for the same periods in 2007.

A summary of options activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	32,756	$14.02	4.43	$18
Granted	9,680	$4.70
Exercised	(89)	$3.72
Canceled	(7,657)	$12.44

Outstanding at June 30, 2008	34,690	$11.58	4.42	$9

Vested and expected to vest at June 30, 2008	32,307	$11.58	4.28	$9

Exercisable at June 30, 2008	21,627	$12.25	3.26	$8

As of June 30, 2008, there was $39.0 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

In connection with the Company’s contract to hire the Chief Executive Officer (“CEO”), the Company’s Board of Directors (the “Board”) made grants of restricted stock and stock options, as disclosed on Form 4 filed on March 4, 2008. The grants vest through October 2009, 62.5% of which time vests through January 1, 2009 and the balance of which time-vest through October 2009. In making these awards, the Board exercised its discretion to amend the 2005 Equity Incentive Plan and issue grants in excess of the stated maximum to any individual in any single year but did not increase the aggregate number of shares that may be issued under the 2005 Equity Incentive Plan; however as previously disclosed, the Board will not issue any further equity, cash bonus or non-equity incentive plan payments to the CEO through at least the end of 2009. None of the restricted stock awards and no more than 37.5% of the stock option awards are expected to be deductible for federal income tax purposes.

The Company recorded $(1.0) million and $4.8 million for the three and six months ended June 30, 2008, respectively, in compensation expense related to restricted stock awards and restricted stock units, compared to $3.0 million and $6.3 million for the same periods in 2007. The reversal of expense for the three months ended June 30, 2008 was due to an increase in the forfeiture rate as a result of senior management turnover. The Company recognized a tax expense of $(1.0) million and tax benefit of $0.4 million related to restricted stock awards and restricted stock units for the three and six months ended June 30, 2008, respectively, compared to $1.1 million and $2.3 million for the same periods in 2007.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2007:	1,884	$15.54
Issued	52	$4.36
Released (vested)	(901)	$11.42
Canceled	(382)	$18.07

Non-vested at June 30, 2008:	653	$15.56

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	113	1.56	$390
Issued	6,466
Released	(19)
Canceled	(251)

Outstanding at June 30, 2008	6,309	1.06	$20,032

Vested and expected to vest at June 30, 2008	5,339	0.98	$15,521

Convertible at June 30, 2008	450	—	$1,429

As of June 30, 2008, there was $25.2 million of total unrecognized compensation cost related to non-vested awards and units. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted shares and restricted stock units vested was $2.8 million and $3.7 million for the three and six months ended June 30, 2008, respectively, compared to $5.8 million and $10.1 million for the same periods in 2007.

NOTE 14—REGULATORY REQUIREMENTS

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

As of June 30, 2008, all of the Company’s broker-dealer subsidiaries met minimum regulatory capital requirements. Total required net capital was $0.2 billion at June 30, 2008. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.8 billion at June 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at June 30, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. E*TRADE Bank is also required by OTS regulations to maintain tangible capital of at least 1.50% of tangible assets. E*TRADE Bank satisfied this requirement at June 30, 2008 and December 31, 2007. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2008:
Total Capital to risk-weighted assets	$3,486,707	12.17%	>$	2,291,522	>8.0%	>$	2,864,402	>10.0%
Tier I Capital to risk-weighted assets	$3,125,227	10.91%	>$	1,145,761	>4.0%	>$	1,718,641	> 6.0%
Tier I Capital to adjusted total assets	$3,125,227	6.67%	>$	1,873,165	>4.0%	>$	2,341,456	> 5.0%
December 31, 2007:
Total Capital to risk-weighted assets	$3,618,454	11.37%	>$	2,546,669	>8.0%	>$	3,183,336	>10.0%
Tier I Capital to risk-weighted assets	$3,219,176	10.11%	>$	1,273,335	>4.0%	>$	1,910,002	> 6.0%
Tier I Capital to adjusted total assets	$3,219,176	6.22%	>$	2,070,287	>4.0%	>$	2,587,858	> 5.0%

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a

Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Accordingly, the Company has requested and is awaiting the trial court’s formal entry of judgment in its favor.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc—who subsequently dismissed his complaint on May 2, 2008. By order dated July 17, 2008, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Kersinski, respectively, as lead and co-lead plaintiffs’ counsel. Based upon the court’s previous orders, plaintiffs now have 60 days from July 17, 2008, to file an amended consolidated compliant. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation,

Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will trail those in the federal securities actions discussed above. The Company intends to vigorously defend itself against the claims raised in these federal and state derivative actions.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills branch on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch office of ETFC on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. These motions currently are scheduled to be heard by the court on September 19, 2008.

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

Loans

During the second quarter, the Company exited its retail mortgage origination business, which was the last remaining loan origination channel of the Company. As a result, the Company had no commitments to originate mortgage loans at June 30, 2008 and had less than $1 million in commitments to sell mortgage loans. Additionally, the Company had no commitments to purchase loans at June 30, 2008. In future periods, the Company plans to partner with a third party company to provide access to real estate loans for its customers.

Securities, Unused Lines of Credit and Certificates of Deposit

At June 30, 2008, the Company had commitments to purchase $0.2 billion and sell $0.03 billion in securities. In addition, the Company had approximately $3.6 billion of certificates of deposit scheduled to mature in less than one year and $4.2 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at June 30, 2008 is $0.1 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At June 30, 2008, management estimated that the maximum potential liability under this arrangement is equal to approximately $439.4 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

NOTE 16—FAIR VALUE DISCLOSURES

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes three levels of inputs that may be used to measure fair value and are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Examples of assets and liabilities utilizing Level 3 inputs or those that require significant management judgment include certain CMOs, servicing rights, retained interests in securitizations, certain other mortgage-backed securities and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage- backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock is reported in the balance sheet line item trading securities as of June 30, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the gain (loss) on loans and securities, net line item.

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

SFAS No. 157 states that the fair value measurement of a liability must reflect the nonperformance risk of the entity. The Company manages credit risk by following an established credit approval process, which includes monitoring credit limits based on counterparty credit rating, as well as by enforcing collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. During the three and six months ended June 30, 2008, the consideration of credit risk did not result in a material adjustment to the valuation of OTC derivative contracts.

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

Investment Securities

Investment securities includes preferred stock, municipal bonds and corporate bonds. The fair value of preferred stock is typically estimated using market price quotations and the investment is generally categorized in Level 2 of the fair value hierarchy. The fair value of municipal bonds is estimated using market price quotes, pricing information based on bond characteristics, such as credit quality, maturity, coupon, as well as where bonds with similar characteristics have traded. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using market price quotes corroborated by recently executed transactions observable in the market. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

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

U.S. Treasuries

The fair value of U.S. Treasuries is based on quoted market prices in active markets. U.S. Treasuries are classified as Level 1 of the fair value hierarchy.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	June 30, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets
Trading securities	$7,391	$356,578	$22,919	$386,888

Available-for-sale securities:
Mortgage-backed securities	—	8,067,546	316,058	8,383,604
Investment securities	—	135,958	1,753	137,711

Total available-for-sale securities	—	8,203,504	317,811	8,521,315

Other assets:
Derivative assets	—	158,547	—	158,547
Deposits with clearing organizations(1)	29,969	12,804	—	42,773
Servicing rights	—	—	8,755	8,755

Total other assets measured at fair value on a recurring basis	29,969	171,351	8,755	210,075

Total assets measured at fair value on a recurring basis	$37,360	$8,731,433	$349,485	$9,118,278

Liabilities
Derivative liabilities	$—	$174,964	$746	$175,710
Securities sold, not yet purchased	6,312	9,188	—	15,500

Total liabilities measured at fair value on a recurring basis	$6,312	$184,152	$746	$191,210

(1)	Deposits with clearing organizations includes U.S. Treasuries and investment securities deposited with clearing organizations by broker-dealer subsidiaries.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2008 (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	March 31, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2008
Trading securities	$28,714	$(2,496)	$—	$(2,496)	$(971)	$(2,328)	$22,919
Available-for-sale securities:
Mortgage-backed securities	$637,862	$(20,705)	$1,051	$(19,654)	$(16,636)	$(285,514)	$316,058
Investment securities	$1,936	$—	$(189)	$(189)	$6	$—	$1,753
Servicing rights	$8,576	$179	$—	$179	$—	$—	$8,755
Derivative instruments, net(4)	$(131)	$(890)	$—	$(890)	$275	$—	$(746)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to assets and liabilities held at June 30, 2008.
(3)	The Company reclassified certain CMOs from Level 3 to Level 2 as Level 2 inputs were available during the three months ended June 30, 2008.
(4)	Represents Derivative assets net of Derivative liabilities.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2008 (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	June 30, 2008
Trading securities	$37,795	$(3,630)	$—	$(3,630)	$(8,918)	$(2,328)	$22,919
Available-for-sale securities:
Mortgage-backed securities	$768,815	$(47,307)	$(80,017)	$(127,324)	$(39,919)	$(285,514)	$316,058
Investment securities	$2,117	$—	$(485)	$(485)	$121	$—	$1,753
Servicing rights	$8,282	$143	$—	$143	$330	$—	$8,755
Derivative instruments, net(4)	$(3,644)	$2,623	$—	$2,623	$275	$—	$(746)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the gain (loss) on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to assets and liabilities held at June 30, 2008.
(3)	The Company reclassified certain CMOs from Level 3 to Level 2 as Level 2 inputs were available during the three months ended June 30, 2008.
(4)	Represents Derivative assets net of Derivative liabilities.

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

Nonrecurring Fair Value Measurements

The Company also measures certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. As of June 30, 2008, loans receivable included impaired loans with a current value of $261.7 million that were measured at fair value on a nonrecurring basis. The fair value measurements of these loans were based on estimates of the current property value. The Company classified these fair value measurements as Level 3 of the fair value hierarchy as the valuations included Level 3 inputs that were significant to the estimate of fair value. The adjustments to fair value of these loans resulted in $47.1 million and $59.7 million losses for the three and six months ended June 30, 2008, respectively.

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

The Company evaluates the performance of its segments based on segment contribution (net revenue less provision for loan losses and operating expense). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended June 30, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$404,078	$531,841	$(309,845)	$626,074
Operating interest expense	(183,385)	(409,770)	309,845	(283,310)

Net operating interest income	220,693	122,071	—	342,764

Commission	122,124	111	—	122,235
Fees and service charges	50,989	2,451	(2,478)	50,962
Principal transactions	—	18,392	—	18,392
Gain (loss) on loans and securities, net	18	(15,725)	—	(15,707)
Other revenue	10,284	3,420	(13)	13,691

Total non-interest income	183,415	8,649	(2,491)	189,573

Total net revenue	404,108	130,720	(2,491)	532,337

Provision for loan losses	—	319,121	—	319,121
Operating expense:
Compensation and benefits	74,503	21,579	—	96,082
Clearing and servicing	19,966	28,647	(2,491)	46,122
Advertising and market development	42,748	(11)	—	42,737
Communications	23,264	1,236	—	24,500
Professional services	15,423	10,326	—	25,749
Depreciation and amortization	16,430	3,955	—	20,385
Occupancy and equipment	20,492	1,206	—	21,698
Amortization of other intangibles	8,743	392	—	9,135
Facility restructuring and other exit activities	5,725	6,708	—	12,433
Other	6,438	13,264	—	19,702

Total operating expense	233,732	87,302	(2,491)	318,543

Segment income (loss)	$170,376	$(275,703)	$—	$(105,327)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Three Months Ended June 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$487,648	$741,305	$(334,502)	$894,451
Operating interest expense	(243,111)	(578,110)	334,502	(486,719)

Net operating interest income	244,537	163,195	—	407,732

Commission	122,133	40,549	—	162,682
Fees and service charges	53,263	8,572	(2,456)	59,379
Principal transactions	—	27,377	—	27,377
Gain on loans and securities, net	102	534	—	636
Other revenue	11,142	52	(144)	11,050

Total non-interest income	186,640	77,084	(2,600)	261,124

Total net revenue	431,177	240,279	(2,600)	668,856

Provision for loan losses	—	30,045	—	30,045
Operating expense:
Compensation and benefits	72,088	38,564	—	110,652
Clearing and servicing	19,372	53,321	(2,600)	70,093
Advertising and market development	31,353	1,544	—	32,897
Communications	20,920	2,735	—	23,655
Professional services	14,577	8,012	—	22,589
Depreciation and amortization	14,791	4,775	—	19,566
Occupancy and equipment	17,924	2,867	—	20,791
Amortization of other intangibles	9,536	651	—	10,187
Facility restructuring and other exit activities	(1,456)	(658)	—	(2,114)
Other	29,656	41,850	—	71,506

Total operating expense	228,761	153,661	(2,600)	379,822

Segment income	$202,416	$56,573	$—	$258,989

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Six Months Ended June 30, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$820,499	$1,122,225	$(617,059)	$1,325,665
Operating interest expense	(392,763)	(880,826)	617,059	(656,530)

Net operating interest income	427,736	241,399	—	669,135

Commission	243,793	697	—	244,490
Fees and service charges	103,791	6,515	(4,403)	105,903
Principal transactions	—	38,882	—	38,882
Gain (loss) on loans and securities, net	16	(24,290)	—	(24,274)
Other revenue	19,961	7,363	(29)	27,295

Total non-interest income	367,561	29,167	(4,432)	392,296

Total net revenue	795,297	270,566	(4,432)	1,061,431

Provision for loan losses	—	552,992	—	552,992
Operating expense:
Compensation and benefits	158,592	60,618	—	219,210
Clearing and servicing	36,570	58,869	(4,432)	91,007
Advertising and market development	100,184	1	—	100,185
Communications	46,793	2,801	—	49,594
Professional services	30,213	19,181	—	49,394
Depreciation and amortization	33,304	8,734	—	42,038
Occupancy and equipment	39,907	2,289	—	42,196
Amortization of other intangibles	17,520	2,525	—	20,045
Facility restructuring and other exit activities	5,907	17,092	—	22,999
Other	32,832	3,376	—	36,208

Total operating expense	501,822	175,486	(4,432)	672,876

Segment income (loss)	$293,475	$(457,912)	$—	$(164,437)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Six Months Ended June 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$932,843	$1,412,136	$(629,594)	$1,715,385
Operating interest expense	(465,503)	(1,086,248)	629,594	(922,157)

Net operating interest income	467,340	325,888	—	793,228

Commission	239,435	75,051	—	314,486
Fees and service charges	103,321	14,749	(4,636)	113,434
Principal transactions	—	57,009	—	57,009
Gain on loans and securities, net	278	11,956	—	12,234
Other revenue	20,872	62	(286)	20,648

Total non-interest income	363,906	158,827	(4,922)	517,811

Total net revenue	831,246	484,715	(4,922)	1,311,039

Provision for loan losses	—	51,231	—	51,231
Operating expense:
Compensation and benefits	144,157	81,227	—	225,384
Clearing and servicing	37,066	101,496	(4,922)	133,640
Advertising and market development	71,736	3,205	—	74,941
Communications	42,096	5,578	—	47,674
Professional services	27,889	17,762	—	45,651
Depreciation and amortization	29,127	9,300	—	38,427
Occupancy and equipment	36,550	5,676	—	42,226
Amortization of other intangibles	19,155	1,300	—	20,455
Facility restructuring and other exit activities	(980)	(942)	—	(1,922)
Other	48,036	54,074	—	102,110

Total operating expense	454,832	278,676	(4,922)	728,586

Segment income	$376,414	$154,808	$—	$531,222

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of June 30, 2008	$11,916,846	$39,893,515	$—	$51,810,361
As of December 31, 2007	$13,446,832	$43,399,105	$—	$56,845,937

No single customer accounted for more than 10% of total net revenue for the three and six months ended June 30, 2008 and 2007.

NOTE 18—SUBSEQUENT EVENTS

On July 14, 2008, the Company entered into a definitive agreement to sell E*TRADE Canada, its Canadian brokerage business for $442 million in cash. The Company expects the combination of the sale of this business and the return of related capital to generate net cash proceeds of approximately $511 million. The sale is expected to close in the second half of 2008.

As of June 30, 2008, the Company’s trading securities portfolio includes an investment of $330 million of preferred equity in Fannie Mae and Freddie Mac. These securities were rated AA- as of June 30, 2008. Subsequent to June 30, 2008, these securities experienced record price declines and volatility. Based upon the

Company’s concerns about continuing market instability and potential government-led plans that could materially further impact the value of the securities, the majority of these positions were liquidated in July 2008, resulting in a pre-tax loss of $97 million, net of hedges, which will be recorded in the third quarter of 2008. The remaining position of approximately $107 million had a market value loss of approximately $32 million, net of hedges, as of July 31, 2008. The Company plans to continue to reduce its remaining exposure to these securities.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Acting Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Acting Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2008, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Accordingly, the Company has requested and is awaiting the trial court’s formal entry of judgment in its favor.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc—who subsequently dismissed his complaint on May 2, 2008. By order dated July 17, 2008, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Kersinski, respectively, as lead and co-lead plaintiffs’ counsel. Based upon the court’s previous orders, plaintiffs now have 60 days from July 17, 2008, to file an amended consolidated complaint. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial

Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will trail those in the federal securities actions discussed above. The Company intends to vigorously defend itself against the claims raised in these federal and state derivative actions.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from the plaintiff Greenberg to the Company’s Beverly Hills branch on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch office of ETFC on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. These motions currently are scheduled to be heard by the court on September 19, 2008.

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

During the quarter ended June 30, 2008, the Company issued 22,593,731 shares of common stock to retire $95.8 million of the Company’s 7  3/8%, 7  7/8% and 8% senior notes. The issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933. The Company did not engage in a general solicitation or advertising with regard to the issuances of common stock and has not offered securities to the public in connection with the issuances. The table below shows the timing and impact of these issuances during the three months ended June 30, 2008 (dollars in thousand, except shares):

Dates	Shares Issued	Face Amount of Debt	Senior Notes
April 30, 2008	2,097,602	$10,000	7 3/8 % Notes
May 1, 2008	3,151,647	15,000	7 3/8 % Notes
May 7, 2008	1,103,244	5,000	7 7/8 % Notes
May 8, 2008	2,431,087	11,000	7 3/8 % Notes
June 2, 2008	1,188,543	5,000	7 3/8 % and 8% Notes
June 3, 2008	1,980,105	8,495	7 3/8 % Notes
June 5, 2008	1,579,125	7,000	7 3/8 % Notes
June 10, 2008	3,388,750	13,300	7 3/8 % and 8% Notes
June 11, 2008	2,871,589	10,500	7 3/8 % and 8% Notes
June 12, 2008	810,169	3,000	7 3/8 % and 8% Notes
June 13, 2008	1,991,870	7,500	8% Notes

Total	22,593,731	$95,795

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 16, 2008. There was no solicitation in opposition to the nominees proposed to be elected in the Proxy Statement. Donald H. Layton, Robert Druskin, Frederick W. Kanner and C. Cathleen Raffaeli were elected as directors, as tabulated below:

Director	For	Withhold
Donald H. Layton	372,728,164	16,362,134
Robert Druskin	373,014,909	16,075,389
Frederick W. Kanner	372,904,315	16,185,983
C. Cathleen Raffaeli	345,048,453	44,041,845

The proposal to amend Article Fourth of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value, from 600,000,000 to 1,200,000,000 was approved, as tabulated below:

For	Against	Abstain	Total
337,266,341	46,674,993	5,148,961	389,090,295

The proposal to ratify the selection of Deloitte & Touche LLP as independent registered public accountants for the Company for fiscal year 2008 was approved, as tabulated below:

For	Against	Abstain	Total
338,271,401	5,541,256	5,277,639	349,090,296

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*10.1	Extension of Consulting Period in Separation Agreement for Investor Relations Services dated July 15, 2008 by and between the Company and Robert J. Simmons

*10.2	Form of Indemnification Agreement for Directors dated July 30, 2008

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2008

E*TRADE Financial Corporation (Registrant)
By	/s/ DONALD H. LAYTON
Donald H. Layton Chief Executive Officer

By	/s/ MATTHEW J. AUDETTE
Matthew J. Audette Acting Chief Financial Officer (Principal Financial and Accounting Officer)