Form 10-Q
period 2008-09-30
E TRADE FINANCIAL CORP
filed 2008-11-05
CIK 1015780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 537,750,272 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION

FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2008

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

OVERVIEW

Strategy

Our strategy centers on growing our retail customer base and mitigating the risks associated with our balance sheet. We plan to grow our retail customer base by appealing to retail investors, specifically those who are customers of large established financial institutions, by providing them with innovative, easy, low-cost financial products and services. Our financial products and services were developed with a focus on providing brokerage and related asset-gathering services to retail investors, and include investor focused banking services, particularly sweep deposits and savings products.

Our plan to mitigate the risks associated with our balance sheet contains three core goals: reduce credit risk in our loan portfolio, reduce our level of corporate debt and reduce operating expenses. We believe that the successful completion of this plan will significantly improve our financial strength.

We are also focused on simplifying and streamlining the business by exiting and/or restructuring certain non-core operations. We believe these changes will better align our business with the retail investor.

Key Factors Affecting Financial Performance

Our financial performance is affected by a number of factors outside of our control, including:

•	customer demand for financial products and services;

•	the weakness or strength of the residential real estate and credit markets;

•	the performance, volume and volatility of the equity and capital markets;

•	customer perception of the financial strength of our franchise;

•	market demand and liquidity in the secondary market for mortgage loans and securities; and

•	market demand and liquidity in the wholesale borrowings market, including securities sold under agreements to repurchase.

In addition to the items noted above, our success in the future will depend upon, among other things:

•	continuing our success in the acquisition, growth and retention of customers;

•	deepening customer acceptance of our products and services;

•	our ability to assess and manage credit risk;

•	our ability to assess and manage interest rate risk; and

•	disciplined expense control and improved operational efficiency.

Management monitors a number of metrics in evaluating the Company’s performance. The most significant of these are shown in the table and discussed in the text below. These metrics have been represented to exclude activity from discontinued operations:

	As of or For the Three Months Ended September 30,		Variance	As of or For the Nine Months Ended September 30,		Variance

	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Customer Activity Metrics(1) :
Retail customer assets (dollars in billions)	$142.2	$213.1	(33)%	$142.2	$213.1	(33)%
Net new customer assets (dollars in billions)(2)	$0.8	$1.1	N.M.	$2.0	$5.0	N.M.
Customer cash and deposits (dollars in billions)	$33.4	$38.6	(13)%	$33.4	$38.6	(13)%
Total daily average revenue trades	183,691	185,411	(1)%	178,814	169,110	6%
Average commission per trade	$11.10	$11.71	(5)%	$11.07	$11.90	(7)%
End of period total accounts	4,436,225	4,274,701	4%	4,436,225	4,274,701	4%

Company Financial Metrics(1):
Corporate cash (dollars in millions)	$665.6	$155.9	327%	$665.6	$155.9	327%
E*TRADE Bank excess risk-based capital (dollars in millions)	$523.9	$192.6	172%	$523.9	$192.6	172%
Allowance for loan losses (dollars in millions)	$874.2	$209.0	318%	$874.2	$209.0	318%
Allowance for loan losses as a % of nonperforming loans	109.45%	76.24%	33.21%	109.45%	76.24%	33.21%
Nonperforming loans receivable as a % of gross loans receivable	3.02%	0.84%	2.18%	3.02%	0.84%	2.18%
Enterprise net interest spread (basis points)	263	265	(1)%	261	270	(3)%
Enterprise interest-earning assets (average in billions)	$46.6	$59.0	(21)%	$47.7	$56.0	(15)%

(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.
(2)	For the nine months ended September 30, 2008, net new customer assets were $2.9 billion excluding the sale of Retirement Advisors of America (“RAA”).

Customer Activity Metrics

•

Changes in retail customer assets are an indicator of the value of our relationship with the customer. An increase in retail customer assets generally indicates that the use of our products and services by existing and new customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers’ underlying securities, which have declined substantially in recent periods.

•

Net new customer assets are total inflows to all new and existing customer accounts less total outflows from all closed and existing customer accounts and are a general indicator of the use of our products and services by existing and new customers.

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

•	End of period total accounts is an indicator of the Company’s ability to attract and retain customers.

Company Financial Metrics

•	Corporate cash is an indicator of the liquidity at the parent company. It is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries.

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

Significant Events in the Third Quarter of 2008

Sale of Canadian Brokerage Business

We completed the sale of our Canadian brokerage business to Scotiabank. The sale resulted in proceeds of approximately $515 million, including $54 million in repatriation of capital prior to the close. The sale resulted in a pre-tax gain of $427.9 million.

Sale of IL&FS Investsmart Limited (“Investsmart”) to HSBC Holdings

Our wholly-owned subsidiary, E*TRADE Mauritius Limited (“E*TRADE Mauritius”), completed the sale of its equity shares in Investsmart to HSBC Holdings (“HSBC”). During the third quarter, we received proceeds of approximately $145 million and recorded a pre-tax gain of $22.3 million.

Strengthening Our Core Asset—the Retail Customer

One of our key strategic objectives for 2008 was to strengthen our retail customer base and ensure the credit issues in our balance sheet did not negatively impact our customer base. We believe we have made significant progress in this area throughout 2008. Highlights of our progress during the third quarter of 2008 are as follows:

•	Opened 215,000 gross new accounts and produced 41,000 net new accounts;

•	Net new customer asset flows of $800 million;

•	Customer cash and deposit balances remained stable at $33.4 billion; and

•	Total DARTs of 184,000, up 7% from the second quarter of 2008.

Capital Plan Highlights

•

E*TRADE Bank excess risk-based capital (excess to the regulatory minimum well-capitalized threshold) of $523.9 million, including $250 million of capital down streamed from the parent company, E*TRADE Financial Corporation;

•	Corporate cash of $665.6 million ($915.6 million prior to the down stream of $250 million to E*TRADE Bank); and

•	Completed two key non-core asset sales (the Canadian brokerage business and our equity shares in Investsmart) resulting in net proceeds of approximately $660 million.

Summary Financial Results

Income Statement Highlights for the Three and Nine Months Ended September 30, 2008 (dollars in millions, except per share amounts)

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
Total net revenue	$377.7	$482.1	(22)%	$1,439.2	$1,793.2	(20)%
Net operating interest income	$324.8	$411.4	(21)%	$993.9	$1,204.7	(17)%
Provision for loan losses	$517.8	$186.5	178%	$1,070.8	$237.8	350%
Commission revenue	$129.5	$180.6	(28)%	$374.0	$495.1	(24)%
Fees and service charges revenue	$49.6	$57.8	(14)%	$155.5	$171.3	(9)%
Operating margin	$(436.0)	$(59.9)	628%	$(600.4)	$471.3	*
Net income (loss) from continuing operations	$(320.8)	$(58.8)	445%	$(533.2)	$269.4	*
Net income (loss)	$(50.5)	$(58.4)	(14)%	$(236.2)	$270.1	*
Diluted net earnings (loss) per share from continuing operations	$(0.60)	$(0.14)	329%	$(1.07)	$0.62	*
Diluted net earnings (loss) per share	$(0.09)	$(0.14)	(36)%	$(0.48)	$0.62	*

*	Percentage not meaningful

The continued deterioration in the residential real estate and credit markets, as well as the nearly unprecedented turmoil in the global financial markets, had a significant impact on our financial performance in the third quarter of 2008. The losses in our institutional segment caused by this deterioration more than offset the strong underlying performance of our retail segment, resulting in a net loss from continuing operations of $320.8 million for the three months ended September 30, 2008. Our retail customer base showed positive growth trends during the three months ended September 30, 2008, including the addition of approximately 41,000 net new accounts and net inflows of customer assets of approximately $800 million. We believe these are indications that our retail segment has not only stabilized, but has returned to modest growth.

Total net revenue for the three and nine months ended September 30, 2008 decreased 22% and 20% compared to the same periods in 2007 due primarily to a decrease in our net operating interest income. Provision for loan losses was $517.8 million for the three months ended September 30, 2008, an increase of $331.3 million when compared to the same period in 2007.

During the third quarter, we completed the sale of our Canadian brokerage business, which resulted in a pre-tax gain of $427.9 million. The gain on sale, along with the results of our Canadian brokerage’s operations, are reported in the discontinued operations, net of tax line item on the consolidated statement of income (loss).

Balance Sheet Highlights (dollars in billions)

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
Total assets	$49.7	$56.8	(13)%
Total enterprise interest-earning assets	$44.6	$52.3	(15)%
Loans, net and margin receivables as a percentage of enterprise interest-earning assets	72%	71%	1%
Retail deposits and customer payables as a percentage of enterprise interest-bearing liabilities	70%	61%	9%

The decrease in total assets was attributable primarily to a decrease of $4.6 billion in loans, net, a decrease of $1.6 billion in available-for-sale mortgage-backed and investment securities and a decrease of $1.6 billion in margin receivables. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain excess regulatory capital at E*TRADE Bank as we focus on mitigating the credit risk inherent in our loan portfolios. During the nine months ended September 30, 2008, we increased our excess risk-based capital at E*TRADE Bank by 20% to $523.9 million compared to December 31, 2007. In connection with this strategy and the Citadel Investment, we have updated our secondary market purchase policies to prohibit the acquisition of asset-backed securities, collateralized debt obligations (“CDO”) and certain other instruments with a high level of credit risk through January 1, 2010.

EARNINGS OVERVIEW

We had a net loss from continuing operations of $320.8 million and $533.2 million for the three and nine months ended September 30, 2008. The losses for the three and nine months ended September 30, 2008 were due principally to increases in our provision for loan losses of $331.3 million to $517.8 million and $833.0 million to $1.1 billion, respectively. In addition, we incurred losses of $153.8 million, net of hedges, on our preferred stock in Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) during the three months ended September 30, 2008. The losses in our institutional segment, which included both of these items, more than offset our retail segment income, which was $171.0 million and $464.5 million for the three and nine months ended September 30, 2008, respectively.

In the second quarter of 2008, we made the decision to sell our Canadian brokerage business and we decided to close our retail mortgage lending business. As a result, the financial results for both the Canadian brokerage business and the mortgage lending business have been reported in discontinued operations for all periods presented. Additionally, we re-defined “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified SFAS No. 133, as amended hedge ineffectiveness from “Other operating expense” to the “Loss on loans and securities, net” line item.

We report corporate interest income and corporate interest expense separately from operating interest income and operating interest expense. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Our operating interest income and operating interest expense is generated from the operations of the Company and is a broad indicator of the performance in our banking and balance sheet management businesses. Our corporate debt, which is the primary source of our corporate interest expense, has been issued primarily in connection with the Citadel Investment and past acquisitions, such as Harrisdirect and BrownCo.

Similarly, we report gain (loss) on sales of investments, net separately from loss on loans and securities, net. We believe reporting these two items separately provides a clearer picture of the financial performance of our operations than would a presentation that combined these two items. Loss on loans and securities, net is the result of activities in our operations, namely our balance sheet management business, including impairment on our available-for sale mortgage-backed and investment securities portfolio. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of our operating subsidiaries.

The following sections describe in detail the changes in key operating factors and other changes and events that have affected our consolidated net revenue, operating expense, other income (expense) and income tax expense (benefit).

Revenue

The components of net revenue and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Revenue:
Operating interest income	$604,071	$938,979	$(334,908)	(36)%	$1,929,736	$2,654,364	$(724,628)	(27)%
Operating interest expense	(279,297)	(527,537)	248,240	(47)%	(935,827)	(1,449,694)	513,867	(35)%

Net operating interest income	324,774	411,442	(86,668)	(21)%	993,909	1,204,670	(210,761)	(17)%

Commission	129,513	180,622	(51,109)	(28)%	374,003	495,108	(121,105)	(24)%
Fees and service charges	49,612	57,838	(8,226)	(14)%	155,515	171,272	(15,757)	(9)%
Principal transactions	20,664	20,734	(70)	0%	59,546	77,743	(18,197)	(23)%
Loss on loans and securities, net	(159,799)	(201,130)	41,331	(21)%	(184,073)	(188,896)	4,823	(3)%
Other revenue	12,968	12,614	354	3%	40,263	33,262	7,001	21%

Total non-interest income	52,958	70,678	(17,720)	(25)%	445,254	588,489	(143,235)	(24)%

Total net revenue	$377,732	$482,120	$(104,388)	(22)%	$1,439,163	$1,793,159	$(353,996)	(20)%

Total net revenue declined by 22% to $377.7 million and 20% to $1.4 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decline was driven by a decrease in net operating interest income, which was due principally to a decline in our enterprise interest-earning assets, as well as a decline in commission revenue, which was primarily due to the exit of our institutional brokerage operations.

Net Operating Interest Income

Net operating interest income decreased 21% to $324.8 million and 17% to $993.9 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Net operating interest income is earned primarily through holding credit balances, which include margin, real estate and consumer loans, and by holding customer cash and deposits, which are a low cost source of funding. The decrease in net operating interest income was due primarily to the planned decline in enterprise interest-earning assets, which occurred largely in the first half of 2008.

The following table presents enterprise average balance sheet data and enterprise income and expense data for our operations, as well as the related net interest spread, yields and rates and has been prepared on the basis required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies” (dollars in thousands):

	Three Months Ended September 30,
	2008			2007
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$26,928,190	$379,195	5.63%	$32,445,828	$528,193	6.51%
Margin receivables	6,420,090	72,291	4.48%	7,348,376	133,791	7.22%
Mortgage-backed and related available-for-sale securities	9,494,421	108,511	4.57%	12,811,113	169,603	5.30%
Available-for-sale investment securities	131,332	2,140	6.52%	4,667,136	77,187	6.62%
Trading securities	272,677	3,211	4.71%	118,195	3,052	10.33%
Cash and cash equivalents(2)	2,630,478	17,850	2.70%	591,227	6,260	4.20%
Stock borrow and other	741,127	14,531	7.80%	1,042,589	19,849	7.55%

Total enterprise interest-earning assets(3)	46,618,315	597,729	5.12%	59,024,464	937,935	6.35%

Non-operating interest-earning assets and other(4)	4,694,410			5,454,270

Total assets	$51,312,725			$64,478,734

Enterprise interest-bearing liabilities:
Retail deposits	$26,151,874	136,148	2.07%	$27,764,658	216,426	3.09%
Brokered certificates of deposit	883,289	10,984	4.95%	418,123	5,154	4.89%
Customer payables	4,368,391	7,444	0.68%	5,764,590	17,893	1.23%
Repurchase agreements and other borrowings	7,581,472	71,648	3.70%	12,582,907	165,925	5.16%
FHLB advances	4,166,643	50,062	4.70%	8,650,546	115,531	5.23%
Stock loan and other	1,055,662	2,848	1.07%	1,048,037	6,517	2.47%

Total enterprise interest-bearing liabilities	44,207,331	279,134	2.49%	56,228,861	527,446	3.70%

Non-operating interest-bearing liabilities and other(5)	4,550,263			3,929,421

Total liabilities	48,757,594			60,158,282
Total shareholders’ equity	2,555,131			4,320,452

Total liabilities and shareholders’ equity	$51,312,725			$64,478,734

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,410,984	$318,595	2.63%	$2,795,603	$410,489	2.65%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.73%			2.78%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.45%			104.97%
Return on average:
Total assets			(0.39)%			(0.36)%
Total shareholders’ equity			(7.90)%			(5.41)%
Average equity to average total assets			4.98%			6.70%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):
	Three Months Ended September 30,
	2008	2007
Enterprise net interest income(6)	$318,595	$410,489
Taxable equivalent interest adjustment	(1,526)	(8,523)
Customer cash held by third parties and other(7)	7,705	9,476

Net operating interest income	$324,774	$411,442

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $1.5 million and $8.5 million for the three months ended September 30, 2008 and 2007, respectively.
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

(7)

Includes interest earned on average customer assets of $3.3 billion and $4.1 billion for the three months ended September 30, 2008 and 2007, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Operating Interest Inc./Exp.	Average Yield/ Cost
Enterprise interest-earning assets:
Loans, net(1)	$28,354,314	$1,232,872	5.80%	$30,541,679	$1,477,109	6.45%
Margin receivables	6,633,365	238,610	4.80%	6,901,064	377,427	7.31%
Mortgage-backed and related available-for-sale securities	9,141,068	317,170	4.63%	12,629,026	500,071	5.28%
Available-for-sale investment securities	144,550	7,123	6.57%	4,176,830	205,663	6.57%
Trading securities	457,320	23,070	6.73%	117,364	9,495	10.79%
Cash and cash equivalents(2)	2,155,474	49,460	3.07%	715,474	25,817	4.82%
Stock borrow and other	814,133	46,698	7.66%	928,665	51,228	7.38%

Total enterprise interest-earning assets(3)	47,700,224	1,915,003	5.35%	56,010,102	2,646,810	6.30%

Non-operating interest-earning assets and other(4)	5,218,220			5,370,803

Total assets	$52,918,444			$61,380,905

Enterprise interest-bearing liabilities:
Retail deposits	$25,871,958	445,210	2.30%	$26,424,575	593,836	3.00%
Brokered certificates of deposit	1,081,185	40,337	4.98%	436,265	16,033	4.91%
Customer payables	4,422,244	25,303	0.76%	5,830,832	52,491	1.20%
Repurchase agreements and other borrowings	7,678,211	235,212	4.02%	12,761,556	500,293	5.17%
FHLB advances	4,920,804	172,473	4.61%	6,612,725	257,183	5.13%
Stock loan and other	1,291,261	16,742	1.73%	1,196,012	27,413	3.06%

Total enterprise interest-bearing liabilities	45,265,663	935,277	2.74%	53,261,965	1,447,249	3.60%

Non-operating interest-bearing liabilities and other(5)	4,937,795			3,803,115

Total liabilities	50,203,458			57,065,080
Total shareholders’ equity	2,714,986			4,315,825

Total liabilities and shareholders’ equity	$52,918,444			$61,380,905

Excess of enterprise interest-earning assets over enterprise interest-bearing liabilities/Enterprise net interest income/Spread	$2,434,561	$979,726	2.61%	$2,748,137	$1,199,561	2.70%

Enterprise net interest margin (net yield on enterprise interest-earning assets)			2.74%			2.86%
Ratio of enterprise interest-earning assets to enterprise interest-bearing liabilities			105.38%			105.16%
Return on average:
Total assets			(0.60)%			0.59%
Total shareholders’ equity			(11.60)%			8.34%
Average equity to average total assets			5.13%			7.03%

Reconciliation from enterprise net interest income to net operating interest income (dollars in thousands):

	Nine Months Ended September 30,
	2008	2007
Enterprise net interest income(6)	$979,726	$1,199,561
Taxable equivalent interest adjustment	(8,429)	(23,330)
Customer cash held by third parties and other(7)	22,612	28,439

Net operating interest income	$993,909	$1,204,670

(1)	Nonaccrual loans are included in the respective average loan balances. Income on such nonaccrual loans is recognized on a cash basis.
(2)	Includes segregated cash balances.
(3)	Amount includes a taxable equivalent increase in operating interest income of $8.4 million and $23.3 million for the nine months ended September 30, 2008 and 2007, respectively.
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

(7)

Includes interest earned on average customer assets of $3.3 billion and $4.0 billion for the nine months ended September 30, 2008 and 2007, respectively, held by parties outside E*TRADE Financial, including third party money market funds and sweep deposit accounts at unaffiliated financial institutions. Other consists of net operating interest earned on average stock conduit assets of $1.6 million for the nine months ended September 30, 2007. There were not any stock conduit assets at September 30, 2008.

Average enterprise interest-earning assets decreased 21% to $46.6 billion and 15% to $47.7 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily the result of a decrease in our available-for-sale portfolio and loans, net. Average available-for-sale mortgage-backed and investment securities decreased 45% to $9.6 billion and 45% to $9.3 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease was primarily due to the sale of certain mortgage-backed securities in the first quarter of 2008 and the sale of our asset-backed securities portfolio towards the end of the fourth quarter of 2007. Average loans, net decreased 17% to $26.9 billion and 7% to $28.4 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Average loans, net decreased as a result of our focus on growing real estate loan products in the first and second quarters of 2007. Beginning in the second half of 2007, we altered our strategy and halted the focus on growing the balance sheet. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio.

Average enterprise interest-bearing liabilities decreased 21% to $44.2 billion and 15% to $45.3 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in average enterprise interest-bearing liabilities was primarily due to a decrease in repurchase agreements and other borrowings. Average repurchase agreements and other borrowings decreased 40% to $7.6 billion and 40% to $7.7 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Enterprise net interest spread decreased by 2 basis points to 2.63% for the three months ended September 30, 2008 compared to the same period in 2007 and decreased by 9 basis points to 2.61% for the nine months ended September 30, 2008 compared to the same period in 2007.

Commission

Commission revenue decreased 28% to $129.5 million and 24% to $374.0 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, which was driven primarily by a decrease of $44.8 million and $119.2 million in institutional commission revenue as a result of the exit of our institutional brokerage operations. The primary factors that affect our retail commission revenue are DARTs and average commission per trade, which is impacted by both trade types and the mix between our domestic and international businesses. Each business has a different pricing structure, unique to its customer base and local market practices, and as a result, a change in the relative number of executed trades in these businesses impacts average commission per trade. Each business also has different trade types (e.g. equities, options, fixed income, exchange-traded funds, contract for difference and mutual funds) that can have different commission rates. As a result, changes in the mix of trade types within either of these businesses may impact average commission per trade.

DARTs decreased 1% to 183,691 and increased 6% to 178,814 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Our U.S. DART volume remained relatively flat and increased 5% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Our international DARTs decreased by 6% and increased by 9% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. In addition, option-related DARTs now represent 16% of U.S. trading volume.

Average commission per trade decreased 5% to $11.10 and 7% to $11.07 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease was primarily a function of the product and customer mix. The overall poor performance of the equity markets in the first nine months of 2008 disproportionately impacted higher commission products, such as corporate services transactions and mutual funds. Main Street Investors, who generally have a higher commission per trade, traded less during the period compared to Active Traders and Mass Affluent customers, who generally have a lower commission per trade. Customer appreciation, win-back and other promotional campaigns also contributed to the decrease in average commission per trade.

Fees and Service Charges

Fees and service charges decreased 14% to $49.6 million and 9% to $155.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease was primarily due to a decrease in order flow revenue, advisory management fees and CDO management fees. The decrease in advisory management fees was primarily due to our sale of RAA.

Principal Transactions

Principal transactions remained flat at $20.7 million and decreased 23% to $59.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in principal transactions for the nine months ended September 30, 2008, resulted from lower institutional trading volumes. Our principal transactions revenue is influenced by overall trading volumes, the number of stocks for which we act as a market maker, the trading volumes of those specific stocks and the performance of our proprietary trading activities.

Loss on Loans and Securities, Net

Loss on loans and securities, net was a loss of $159.8 million and $184.1 million for the three and nine months ended September 30, 2008, respectively, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Loss on sales of loans held-for-sale, net	$—	$(2,408)	$2,408	(100)%	$(783)	$(12,123)	$11,340	(94)%
Gain on securities and other investments	5,489	1,701	3,788	223%	17,966	10,074	7,892	78%
Loss on impairment	(17,884)	(159,752)	141,868	(89)%	(61,639)	(162,713)	101,074	(62)%
Loss on trading securities, net	(147,777)	(37,845)	(109,932)	290%	(142,508)	(22,823)	(119,685)	524%
Hedge ineffectiveness	373	(2,826)	3,199	*	2,891	(1,311)	4,202	*

Loss on securities, net	(159,799)	(198,722)	38,923	(20)%	(183,290)	(176,773)	(6,517)	4%

Loss on loans and securities, net	$(159,799)	$(201,130)	$41,331	(21)%	$(184,073)	$(188,896)	$4,823	(3)%

*	Percentage not meaningful

The total loss on loans and securities, net during the three and nine months ended September 30, 2008 was due principally to losses on our preferred stock in Fannie Mae and Freddie Mac. During the third quarter, our preferred stock in Fannie Mae and Freddie Mac experienced record price declines and volatility. Based upon our concerns about continuing market instability, all of our positions were liquidated during the three months ended September 30, 2008, resulting in a pre-tax loss of $153.8 million, net of hedges, that was recognized in loss on trading securities, net.

In addition, during the three and nine months ended September 30, 2008, we recognized $17.9 million and $61.6 million of impairment, respectively, on certain securities in our collateralized mortgage obligations (“CMO”) portfolio. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Other Revenue

Other revenue increased 3% to $13.0 million and 21% to $40.3 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in other revenue was due to revenue from the cash surrender value of Bank-Owned Life Insurance, which was entered into during the third quarter of 2007.

Provision for Loan Losses

Provision for loan losses increased $331.3 million to $517.8 million and $833.0 million to $1.1 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the nine months ended September 30, 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; substantial contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit continued to make it difficult for borrowers to refinance existing loans. While we do not expect the provision for loan losses to continue at levels in excess of the third quarter of 2008 in future periods, we do believe it will continue at historically high levels.

Operating Expense

The components of operating expense and the resulting variances are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Compensation and benefits	$83,644	$110,092	$(26,448)	(24)%	$302,854	$335,476	$(32,622)	(10)%
Clearing and servicing	46,105	74,809	(28,704)	(38)%	137,112	208,449	(71,337)	(34)%
Advertising and market development	30,381	25,190	5,191	21%	130,566	100,131	30,435	30%
Communications	23,029	25,254	(2,225)	(9)%	72,623	72,928	(305)	0%
Professional services	16,862	19,252	(2,390)	(12)%	66,256	64,903	1,353	2%
Depreciation and amortization	20,569	21,618	(1,049)	(5)%	62,607	60,045	2,562	4%
Occupancy and equipment	20,470	21,143	(673)	(3)%	62,666	63,369	(703)	(1)%
Amortization of other intangibles	7,937	10,485	(2,548)	(24)%	27,982	30,940	(2,958)	(10)%
Facility restructuring and other exit activities	5,526	5,037	489	10%	28,525	3,115	25,410	816%
Other	41,367	42,599	(1,232)	(3)%	77,575	144,709	(67,134)	(46)%

Total operating expense	$295,890	$355,479	$(59,589)	(17)%	$968,766	$1,084,065	$(115,299)	(11)%

Operating expense declined 17% to $295.9 million and 11% to $968.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Compensation and Benefits

Compensation and benefits decreased 24% to $83.6 million and 10% to $302.9 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease resulted primarily from decreased salary expense due to a reduction in our employee base and decreased variable compensation expense during the three and nine months ended September 30, 2008.

Clearing and Servicing

Clearing and servicing expense decreased 38% to $46.1 million and 34% to $137.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease is related primarily to the exit of our institutional brokerage operations, which resulted in lower clearing expenses.

Advertising and Market Development

Advertising and market development expense increased 21% to $30.4 million and 30% to $130.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This planned increase was aimed at restoring customer confidence as well as expanded efforts to promote our products and services to retail investors.

Facility Restructuring and Other Exit Activities

Facility restructuring and other exit activities expense increased to $5.5 million and $28.5 million for the three and nine months ended September 30, 2008, respectively. These costs were due primarily to the exit of certain facilities during the nine months ended September 30, 2008. Slightly offsetting the restructuring expense is the gain on the sale of RAA of $2.8 million which was recorded in the second quarter of 2008.

Other

Other expense decreased 3% to $41.4 million and 46% to $77.6 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, which was primarily due to items that are not expected to recur in future periods. During the first quarter of 2008, we sold our corporate aircraft related assets, which resulted in a $23.7 million gain on sale. During the second quarter of 2008, we realized approximately $13 million of insurance recoveries of fraud losses incurred in prior periods as well as other recoveries to legal reserves. The decrease is also due to $35.1 million in expense recorded for certain legal and regulatory matters for the comparable period in 2007.

Other Income (Expense)

Other income (expense) increased to an expense of $65.6 million and $233.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, as shown in the following table (dollars in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Other income (expense):
Corporate interest income	$1,387	$1,018	$369	36%	$5,619	$3,724	$1,895	51%
Corporate interest expense	(88,772)	(37,365)	(51,407)	138%	(274,262)	(113,022)	(161,240)	143%
Gain (loss) on sales of investments, net	(213)	(18)	(195)	*	307	37,005	(36,698)	(99)%
Gain (loss) on early extinguishment of debt	—	(37)	37	*	10,084	(6)	10,090	*
Equity in income (loss) of investments and venture funds	21,965	(741)	22,706	*	25,070	6,514	18,556	285%

Total other income (expense)	$(65,633)	$(37,143)	$(28,490)	77%	$(233,182)	$(65,785)	$(167,397)	254%

*	Percentage not meaningful

Total other income (expense) for the three and nine months ended September 30, 2008 primarily consisted of corporate interest expense resulting from our corporate debt, which includes the springing lien notes, senior notes and mandatory convertible notes, partially offset by equity in income of investments and venture funds. Corporate interest expense increased 138% to $88.8 million and 143% to $274.3 million for the three and nine months ended September 30, 2008, respectively, which was primarily due to the interest expense on the springing lien notes that were issued in the fourth quarter of 2007 and first quarter of 2008. During the three months ended September 30, 2008, our wholly-owned subsidiary, E*TRADE Mauritius, sold its equity shares in Investsmart for a gain on sale of $22.3 million, recorded in equity in income (loss) of investments and venture funds.

The gain on early extinguishment of debt is primarily due to a gain of $21.5 million recognized on the exchange of our senior notes for shares of our common stock for the nine months ended September 30, 2008. The gain of $21.5 million is offset by a loss of $10.8 million related to the early extinguishment of FHLB advances and a loss of $0.6 million on the prepayment of debt related to the sale of the corporate aircraft.

Income Tax Expense (Benefit)

Income tax benefit from continuing operations was $180.8 million and $300.4 million during the three and nine months ended September 30, 2008, respectively, compared to an income tax benefit of $38.2 million and an income tax expense of $136.2 million, respectively, for the same periods in 2007. The recording of a net tax benefit in the current period compared to a net tax expense for the same period in 2007 relates primarily to $501.6 million and $833.6 million in loss before income taxes and discontinued operations for the three and nine months ended September 30, 2008, respectively, compared to a loss of $97.0 million and income of $405.5 million, respectively, in income (loss) before income taxes and discontinued operations for the comparable periods in 2007. Our effective tax rates were (36.0)% and (39.4)% for the three months ended September 30, 2008 and 2007, respectively, and (36.0)% and 33.6% for the nine months ended September 30, 2008 and 2007, respectively.

We expect our 2008 tax expense to be based on a pro-forma tax rate in the range of 37% to 38% before taking into account $5.5 million of projected 2008 incremental tax expense, which is summarized in the following table (dollars in millions):

Projected Incremental Tax Expense
Incremental tax benefits
Tax exempt income	$10.2
Hong Kong tax settlement	4.3
FIN 48 settlements and reversals	12.1
Low income housing tax credits	2.4

Total tax benefits	29.0
Incremental tax expenses
Non-deductible officer’s compensation	3.4
Sweden valuation allowance	7.3
Removal of foreign earnings from permanently reinvested (APB 23)	1.7
Tax rate differential of international operations	9.2
Non-deductible portion of interest expense on springing lien notes	12.9

Total tax expense	34.5

Projected incremental tax items	$5.5

A proportionate amount of these incremental tax items were included in the $180.8 million and $300.4 million income tax benefit for the three and nine months ended September 30, 2008, respectively.

During the period ended September 30, 2008, we did not provide for a valuation allowance against our federal deferred tax assets, including those related to our operating loss and credit carryforwards, since we continue to believe that it is not more likely than not that the net deferred federal tax assets will not be recognized. The ability to recognize these deferred tax assets is generally based on our ability to generate future taxable income and can be subject to other limitations in the event of a substantial change in ownership in the Company. Thus, while we currently believe it is more likely than not the deferred tax assets will be recognized, such recognition cannot be assured, nor can there be any assurance that our judgment regarding the need for a valuation allowance will not change at some point in the future. As of September 30, 2008, our deferred tax assets related to our operating loss and credit carryforwards were $538.4 million.

Income from Discontinued Operations, Net of Tax

Our Canadian brokerage business, which has been sold, and our mortgage lending business, which we exited, are both reported in discontinued operations. The following table outlines the components of discontinued operations (dollars of thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Lending loss, net of tax	$(575)	$(5,724)	$5,149	(90)%	$(6,235)	$(13,042)	$6,807	(52)%
Canada income, net of tax	2,753	6,108	(3,355)	(55)%	10,910	13,783	(2,873)	(21)%
Canada – gain on disposal , net of tax	268,136	—	268,136	*	268,136	—	268,136	*
Canada – tax benefit of excess tax basis over book basis	—	—	—	*	24,121	—	24,121	*

Income from discontinued operations, net of tax	$270,314	$384	$269,930	*	$296,932	$741	$296,191	*

*	Percentage not meaningful

The benefit of excess tax basis over book basis is related to our Canadian brokerage business, which resulted from the difference between the tax and financial reporting bases of the business. We recognized this difference in the second quarter of 2008 because a commitment to sell the Canadian brokerage business was in place. The sale of the Canadian brokerage business was completed in the third quarter of 2008 for a gain of $268.1 million, net of taxes.

SEGMENT RESULTS REVIEW

Retail

The following table summarizes retail financial and key metrics for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Retail segment income:
Net operating interest income	$216,976	$252,372	$(35,396)	(14)%	$644,712	$719,712	$(75,000)	(10)%
Commission	129,459	135,721	(6,262)	(5)%	373,252	375,156	(1,904)	(1)%
Fees and service charges	50,420	56,380	(5,960)	(11)%	154,211	159,701	(5,490)	(3)%
Gain (loss) on loans and securities, net	(37)	(98)	61	(62)%	(21)	180	(201)	(112)%
Other revenue	9,318	9,810	(492)	(5)%	29,279	30,682	(1,403)	(5)%

Net segment revenue	406,136	454,185	(48,049)	(11)%	1,201,433	1,285,431	(83,998)	(7)%
Total segment expense	235,122	229,840	5,282	2%	736,944	684,672	52,272	8%

Total retail segment income	$171,014	$224,345	$(53,331)	(24)%	$464,489	$600,759	$(136,270)	(23)%

Key Metrics(1):
Retail customer assets (dollars in billions)	$142.2	$213.1	$(70.9)	(33)%	$142.2	$213.1	$(70.9)	(33)%
Net new customer assets (dollars in billions)(2)	$0.8	$1.1	N.M.	N.M.	$2.0	$5.0	N.M.	N.M.
Customer cash and deposits (dollars in billions)	$33.4	$38.6	$(5.2)	(13)%	$33.4	$38.6	$(5.2)	(13)%
DARTs	183,691	185,411	(1,720)	(1)%	178,814	169,110	9,704	6%
Average commission per trade	$11.10	$11.71	$(0.61)	(5)%	$11.07	$11.90	$(0.83)	(7)%
End of period margin debt (dollars in billions)	$5.6	$7.4	$(1.8)	(24)%	$5.6	$7.4	$(1.8)	(24)%
End of period total accounts	4,436,225	4,274,701	161,524	4%	4,436,225	4,274,701	161,524	4%

(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.
(2)	For the nine months ended September 30, 2008, net new customer assets were $2.9 billion excluding the sale of RAA.

Our retail segment generates revenue from trading, investing and banking relationships with retail customers. These relationships essentially drive five sources of revenue: net operating interest income; commission; fees and service charges; gain (loss) on loans and securities, net; and other revenue. Other revenue includes results from our stock plan administration products and services, as we ultimately service retail customers through these corporate relationships.

During the fourth quarter of 2007, we experienced a disruption in our customer base which caused a decline in the core drivers of our retail segment, including: net new accounts, customer cash and deposits, DARTs, margin debt and retail customer assets. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. While we continue to anticipate credit related losses to be at historically high levels, primarily in our home equity loan portfolio, we believe our retail customer base has stabilized. During the three months ended September 30, 2008, our retail customer base showed positive growth trends, including adding almost 41,000 net new accounts and net growth in customer assets of approximately $800 million. We believe these are indications that our retail segment has not only stabilized but has returned to modest growth.

Retail segment income decreased 24% to $171.0 million and 23% to $464.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This was due primarily to a decrease in net operating interest income and an increase in total segment expense during the comparable periods.

Retail net operating interest income decreased 14% to $217.0 million and 10% to $644.7 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This decrease was driven primarily by a decrease in customer cash and deposits during the comparable periods.

Retail commission revenue decreased 5% to 129.5 million and 1% to $373.3 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in commission revenue for the three months ended September 30, 2008 compared to the same period in 2007 was a result of the decrease in DARTs of 1% and decrease in average commission per trade of 5%. For the nine months ended September 30, 2008, the increase in DARTs of 6% was offset by a 7% decrease in average commission per trade, which resulted in commission revenue being relatively flat for the nine months ended September 30, 2008.

Retail segment expense increased 2% to $235.1 million and 8% to $736.9 million for three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This increase related primarily to our planned growth in marketing spend as we expanded efforts to promote our products and services to retail investors.

As of September 30, 2008, we had approximately 3.5 million active trading and investing accounts and 0.9 million active deposit and lending accounts. For the three months ended September 30, 2008 and 2007, our retail trading and investing products contributed 72% and 71%, respectively, and our deposit products contributed 27% and 28%, respectively, of total retail net revenue. For the nine months ended September 30, 2008 and 2007, our retail trading and investing products contributed 72% and 71%, respectively, and our deposit products contributed 27% for both periods, of total retail net revenue. All other products contributed less than 10% of total retail net revenue for the three and nine months ended September 30, 2008 and 2007.

Institutional

The following table summarizes institutional financial and key metrics for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except for key metrics):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2008 vs. 2007				2008 vs. 2007
	2008	2007	Amount	%	2008	2007	Amount	%
Institutional segment loss:
Net operating interest income	$107,796	$159,070	$(51,274)	(32)%	$349,195	$484,958	$(135,763)	(28)%
Commission	54	44,901	(44,847)	(100)%	751	119,952	(119,201)	(99)%
Fees and service charges	1,704	4,045	(2,341)	(58)%	8,219	18,794	(10,575)	(56)%
Principal transactions	20,664	20,734	(70)	(0)%	59,546	77,743	(18,197)	(23)%
Loss on loans and securities, net	(159,762)	(201,032)	41,270	(21)%	(184,052)	(189,076)	5,024	(3)%
Other revenue	3,665	2,948	717	24%	11,028	3,010	8,018	266%

Net segment revenue	(25,879)	30,666	(56,545)	(184)%	244,687	515,381	(270,694)	(53)%
Provision for loan losses	517,800	186,536	331,264	178%	1,070,792	237,767	833,025	350%
Total segment expense	63,293	128,370	(65,077)	(51)%	238,779	407,046	(168,267)	(41)%

Total institutional segment loss	$(606,972)	$(284,240)	$(322,732)	114%	$(1,064,884)	$(129,432)	$(935,452)	723%

Key Metrics(1):
Nonperforming loans receivable as a % of gross loans receivable	3.02%	0.84%	*	2.18%	3.02%	0.84%	*	2.18%
Allowance for loan losses (dollars in millions)	$874.2	$209.0	$665.2	318%	$874.2	$209.0	$665.2	318%
Allowance for loan losses as a % of nonperforming loans	109.45%	76.24%	*	33.21%	109.45%	76.24%	*	33.21%
Average revenue capture per 1,000 equity shares	$0.465	$0.415	$0.050	12%	$0.495	$0.472	$0.023	5%

*	Percentage not meaningful
(1)	Metrics have been represented to exclude activity from discontinued operations. All discussions, unless otherwise noted, are based on metrics from continuing operations.

Our institutional segment generates revenue from balance sheet management and market-making activities. Balance sheet management activities include managing loans previously purchased from the retail segment as well as third parties, and leveraging these loans and retail customer cash and deposit relationships to generate additional net operating interest income.

As a result of our exposure to the credit crisis in the residential real estate and credit markets, our institutional segment incurred a loss of $607.0 million and $1.1 billion for the three and nine months ended September 30, 2008. The loss was driven primarily by an increase in the provision for loan losses for our loan portfolio of $331.3 million and $833.0 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Net operating interest income decreased 32% to $107.8 million and 28% to $349.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease in net operating interest income was due primarily to the decrease in average enterprise interest-earning assets of 21% to $46.6 billion and 15% to $47.7 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

Provision for loan losses increased $331.3 million to $517.8 million and $833.0 million to $1.1 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase in the provision for loan losses was related primarily to deterioration in the performance of our home equity loan portfolio, which began in the second half of 2007. During the nine months ended September 30, 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; substantial contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit continued to make it difficult for borrowers to refinance existing loans. While we do not expect the provision for loan losses to continue at levels in excess of the third quarter of 2008 in future periods, we do believe it will continue at historically high levels.

Institutional commission revenue decreased to $0.1 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease was a result of the exit of our institutional brokerage operations.

Fees and service charges revenue decreased 58% to $1.7 million and 56% to $8.2 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease is primarily the result of a decrease in CDO management fees, which are no longer a revenue stream due to the sale of our collateral management agreements during the first quarter of 2008.

The total loss on loans and securities, net during the three and nine months ended September 30, 2008 was due principally to losses on our preferred stock in Fannie Mae and Freddie Mac. During the third quarter, our preferred stock in Fannie Mae and Freddie Mac experienced record price declines and volatility. Based upon our concerns about continuing market instability, all of our positions were liquidated during the three months ended September 30, 2008, resulting in a pre-tax loss of $153.8 million, net of hedges, that was recognized in loss on trading securities, net.

In addition, during the three and nine months ended September 30, 2008, we recognized $17.9 million and $61.6 million of impairment, respectively, on certain securities in our CMO portfolio. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

Total institutional segment expense decreased 51% to $63.3 million and 41% to $238.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 and was due primarily to a decline in our clearing expense related to the exit of our institutional brokerage operations, as well as a reduction in corporate overhead expenses, the majority of which are allocated to the institutional segment.

BALANCE SHEET OVERVIEW

The following table sets forth the significant components of our consolidated balance sheet (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Assets:
Cash and equivalents(1)	$3,275,429	$2,113,075	$1,162,354	55%
Trading securities	50,968	130,018	(79,050)	(61)%
Available-for-sale mortgage-backed and investment securities	9,620,473	11,255,048	(1,634,575)	(15)%
Margin receivables	5,619,593	7,179,175	(1,559,582)	(22)%
Loans, net	25,543,121	30,139,382	(4,596,261)	(15)%
Investment in FHLB stock	200,892	338,585	(137,693)	(41)%
Other assets(2)	5,394,548	5,690,654	(296,106)	(5)%

Total assets	$49,705,024	$56,845,937	$(7,140,913)	(13)%

Liabilities and shareholders’ equity:
Deposits	$26,615,589	$25,884,755	$730,834	3%
Wholesale borrowings(3)	11,465,776	16,379,197	(4,913,421)	(30)%
Customer payables	4,363,885	5,514,675	(1,150,790)	(21)%
Corporate debt	3,054,299	3,022,698	31,601	1%
Accounts payable, accrued and other liabilities	1,668,346	3,215,547	(1,547,201)	(48)%

Total liabilities	47,167,895	54,016,872	(6,848,977)	(13)%
Shareholders’ equity	2,537,129	2,829,065	(291,936)	(10)%

Total liabilities and shareholders’ equity	$49,705,024	$56,845,937	$(7,140,913)	(13)%

(1)	Includes balance sheet line items cash and equivalents and cash and investments required to be segregated under federal or other regulations.
(2)	Includes balance sheet line items property and equipment, net, goodwill, other intangibles, net and other assets.
(3)	Includes balance sheet line items securities sold under agreements to repurchase and other borrowings.

The decrease in total assets was attributable primarily to a decrease of $4.6 billion in loans, net, a decrease of $1.6 billion in available-for-sale mortgage-backed and investment securities and a decrease in margin receivables of $1.6 billion for the period ended September 30, 2008 when compared to December 31, 2007. The decrease in loans, net is due to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. For the foreseeable future, we plan to allow our home equity loans to pay down resulting in an overall decline in the balance of the loan portfolio. During this period, we plan to maintain excess regulatory capital at E*TRADE Bank as we focus on strengthening our capital position. The decrease in available-for-sale mortgage-backed and investment securities was primarily due to a $0.9 billion decrease in our mortgage-backed securities. We believe the decrease in our margin receivables is due to customers deleveraging and reducing their risk exposure due to the volatility in the financial markets and is not due to a specific issue with the terms or competitiveness of our margin product.

The decrease in total liabilities was attributable primarily to a decrease of $4.9 billion in wholesale borrowings, a decrease of $1.5 billion in accounts payable, accrued and other liabilities and a decrease in customer payables of $1.2 billion for the period ended September 30, 2008 when compared to December 31, 2007. The decrease in wholesale borrowings was a result of paying down our FHLB advances and securities sold under agreements to repurchase in the first quarter of 2008. In addition, stock loan, which is reported within the accounts payable, accrued and other liabilities line item, decreased $1.4 billion to $0.6 billion at September 30,

2008 compared to December 31, 2007. The decrease in our customer payables is related to the sale of our Canadian brokerage business during the three months ended September 30, 2008.

At September 30, 2008, cash and equivalents included $377.7 million of cash held in The Reserve’s Primary Fund. On September 16, 2008, The Primary Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” The Reserve Fund’s Board of Trustees reported that this decline was due to losses on investments in Lehman Brothers Holdings, Inc. (“Lehman Brothers”) and announced its intention to liquidate the assets of The Primary Fund. Prior to the fund “breaking the buck,” we submitted a redemption request for our entire balance in the fund. On October 31, 2008, the fund made a distribution to its investors of approximately $26 billion. The $377.7 million held in cash and equivalents represents the cash that we received in connection with this distribution. The remaining amount of $366.7 million that we invested in The Primary Fund is included as a receivable in the other assets line item. We believe the full amount of our remaining position will be paid to us upon the ultimate distribution of the fund as our redemption request was made when the fund’s net asset value was $1; however, we cannot state with certainty that we will not ultimately incur a loss on this remaining position.

Loans, Net

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Loans held-for-sale	$1,013	$100,539	$(99,526)	(99)%
One- to four-family	13,377,196	15,506,529	(2,129,333)	(14)%
Home equity	10,381,898	11,901,324	(1,519,426)	(13)%
Consumer and other loans:
Recreational vehicle	1,642,004	1,910,454	(268,450)	(14)%
Marine	443,304	526,580	(83,276)	(16)%
Commercial	227,400	272,156	(44,756)	(16)%
Credit card	84,634	90,764	(6,130)	(7)%
Other	6,418	23,334	(16,916)	(72)%
Unamortized premiums, net	253,476	315,866	(62,390)	(20)%
Allowance for loan losses	(874,222)	(508,164)	(366,058)	72%

Total loans, net	$25,543,121	$30,139,382	$(4,596,261)	(15)%

Loans, net decreased 15% to $25.5 billion at September 30, 2008 from $30.1 billion at December 31, 2007. This decline was due primarily to our strategy of reducing balance sheet risk and halting our previous focus on growing the balance sheet. We do not expect to grow our loan portfolio for the foreseeable future. In addition, we intend to allow our home equity and consumer loan portfolios to decline over time.

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

Available-for-Sale Mortgage-Backed and Investment Securities

Available-for-sale securities are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$8,735,428	$9,330,129	$(594,701)	(6)%
CMOs and other	773,799	1,123,255	(349,456)	(31)%

Total mortgage-backed securities	9,509,227	10,453,384	(944,157)	(9)%

Investment securities:
Municipal bonds	92,152	314,348	(222,196)	(71)%
Publicly traded equity securities:
Preferred stock(1)	—	371,404	(371,404)	(100)%
Corporate investments	1,029	1,271	(242)	(19)%
Other	18,065	114,641	(96,576)	(84)%

Total investment securities	111,246	801,664	(690,418)	(86)%

Total available-for-sale securities	$9,620,473	$11,255,048	$(1,634,575)	(15)%

(1)

On January 1, 2008, the Company elected the fair value option for preferred stock in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). As a result of this election, preferred stock was classified on the balance sheet as trading securities during 2008; however, during the third quarter of 2008, all preferred stock positions were sold.

Available-for-sale securities represented 19% and 20% of total assets at September 30, 2008 and December 31, 2007, respectively. Available-for-sale securities decreased 15% to $9.6 billion at September 30, 2008 compared to December 31, 2007, due primarily to the sale of certain mortgage-backed securities in the first half of 2008, offset by the purchase of highly-rated securities backed by U.S. Government sponsored and federal agencies during the third quarter of 2008. All mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated.

Margin Receivables

The margin receivables balance is a component of the margin debt balance, which is reported as a key retail metric of $5.6 billion and $7.0 billion at September 30, 2008 and December 31, 2007, respectively. The total margin debt balance is summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Margin receivables	$5,619,593	$7,179,175	$(1,559,582)	(22)%
Margin held by third parties and other	28,548	81,669	(53,121)	(65)%
Margin held by the Canadian brokerage business(1)	—	(274,180)	274,180	(100)%

Margin debt	$5,648,141	$6,986,664	$(1,338,523)	(19)%

(1)	Margin held by the Canadian brokerage business prior to its sale was excluded as it is part of discontinued operations.

We believe the decrease in our margin receivables is due to customers deleveraging and reducing their risk exposure given the substantial volatility in the financial markets and is not due to an issue with the terms or competitiveness of our margin product. During the month of October 2008, our customers continued to deleverage and reduce their risk exposure; therefore, we expect margin receivables to continue to decline in the fourth quarter of 2008.

Deposits

Deposits are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Money market and savings accounts	$11,834,224	$10,028,115	$1,806,109	18%
Sweep deposit accounts	10,142,245	10,112,123	30,122	0%
Certificates of deposit (1)	2,765,912	4,156,674	(1,390,762)	(33)%
Checking accounts	1,084,094	495,618	588,476	119%
Brokered certificates of deposit (2)	789,114	1,092,225	(303,111)	(28)%

Total deposits	$26,615,589	$25,884,755	$730,834	3%

(1)	Includes retail brokered certificates of deposit.
(2)	Includes institutional brokered certificates of deposit.

Deposits represented 56% and 48% of total liabilities at September 30, 2008 and December 31, 2007, respectively. Deposits increased $0.7 billion to $26.6 billion at September 30, 2008 compared to December 31, 2007, driven by a $1.8 billion increase in money market and savings accounts and a $0.6 billion increase in checking accounts. This increase was slightly offset by a decrease in certificates of deposit and brokered certificates of deposits of $1.7 billion. Deposits generally provide us the benefit of lower interest costs, compared with wholesale funding alternatives.

The deposits balance is a component of the total customer cash and deposits balance reported as a customer activity metric of $33.4 billion and $32.7 billion at September 30, 2008 and December 31, 2007, respectively. The total customer cash and deposits balance is summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Deposits	$26,615,589	$25,884,755	$730,834	3%
Less: brokered certificates of deposit	(789,114)	(1,092,225)	303,111	(28)%

Deposits excluding brokered certificates of deposit	25,826,475	24,792,530	1,033,945	4%
Customer payables	4,363,885	5,514,675	(1,150,790)	(21)%
Customer cash balances held by third parties and other	3,244,944	3,286,212	(41,268)	(1)%
Customer cash balances held by the Canadian brokerage business(1)	—	(883,222)	883,222	(100)%

Total customer cash and deposits from continuing operations	$33,435,304	$32,710,195	$725,109	2%

(1)	Customer cash balances held by the Canadian brokerage business prior to its sale were excluded as it is part of discontinued operations.

Wholesale Borrowings

Wholesale borrowings, which consist of securities sold under agreements to repurchase and other borrowings are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Securities sold under agreements to repurchase	$7,062,139	$8,932,693	$(1,870,554)	(21)%
FHLB advances	3,903,600	6,967,406	(3,063,806)	(44)%
Subordinated debentures	427,307	435,830	(8,523)	(2)%
Other	72,730	43,268	29,462	68%

Total other borrowings	4,403,637	7,446,504	(3,042,867)	(41)%

Total wholesale borrowings	$11,465,776	$16,379,197	$(4,913,421)	(30)%

Wholesale borrowings represented 24% and 30% of total liabilities at September 30, 2008 and December 31, 2007, respectively. The decrease in other borrowings of $3.0 billion for the period ended September 30, 2008 was due primarily to a decrease in FHLB advances. Securities sold under agreements to repurchase coupled with FHLB advances are the primary wholesale funding sources of the Bank. As a result, we expect these balances to fluctuate over time as our deposits and our interest-earning assets fluctuate.

Corporate Debt

Corporate debt is summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount	%
Senior notes	$1,128,027	$1,272,742	$(144,715)	(11)%
Springing lien notes	1,477,623	1,304,391	173,232	13%
Mandatory convertible notes	448,649	445,565	3,084	1%

Total corporate debt	$3,054,299	$3,022,698	$31,601	1%

Corporate debt remained relatively flat at $3.1 billion and $3.0 billion at September 30, 2008 and December 31, 2007, respectively. An additional $150.0 million of 12 1/2% springing lien notes issued to Citadel in the first quarter of 2008 were offset by a decline in senior notes of $144.7 million in principal related to debt for equity exchanges. We expect the outstanding principal of our senior notes to decline in future periods as the mandatory convertible notes are converted to equity and as we continue to pursue debt for equity exchanges.

LIQUIDITY AND CAPITAL RESOURCES

We have established liquidity and capital policies. The objectives of these policies are to support the successful execution of our business strategies while ensuring ongoing and sufficient liquidity through the business cycle. These policies are especially important during periods of stress in the financial markets, which have been ongoing since the fourth quarter of 2007 and will likely continue for the foreseeable future. During the fourth quarter of 2007, we experienced a disruption in our customer base, which caused a significant decline in customer deposits. We believe this disruption was due to the uncertainty surrounding the Company in connection with the credit related losses in our institutional segment. Deposits are the primary source of liquidity for E*TRADE Bank, so this sudden and rapid decline created a substantial amount of liquidity risk. We followed our existing liquidity policies and contingency plans and successfully met our liquidity needs during this extraordinary period. We believe that our ability to meet liquidity needs during this time validates the effectiveness of the liquidity policies and contingency plans. While the liquidity risk associated with our customer deposits remains at historically high levels, we believe the current level of risk is substantially lower when compared to the fourth quarter of 2007.

Capital is generated primarily through our business operations and our capital market activities. During the second half of 2007, our institutional segment incurred a significant amount of losses as a result of its exposure to the crisis in the residential real estate and credit markets. Consequently, this segment required a significant capital infusion during the fourth quarter of 2007. The Company raised $2.5 billion in cash from Citadel, the majority of which was used to provide capital to the institutional segment. While this segment continues to have exposure to the crisis in the residential real estate and credit markets, our retail segment remains profitable and continues to generate capital through retained earnings.

We also raised additional capital in 2008 by issuing shares of common stock in exchange for existing corporate debt, primarily our senior notes, commonly referred to as “3(a)9 exchanges”. We completed several 3(a)9 exchanges in the first half of 2008, which resulted in a retirement of $120.8 million of existing corporate debt. We did not complete any of these transactions during the third quarter of 2008 as the relative prices of our common stock and corporate debt made it unattractive to do so.

In addition, we raised approximately $660 million in cash through the sale our Canadian brokerage business and our equity shares in Investsmart(1).

We believe the combination of the capital generated in the transactions detailed above, along with the capital that continues to be generated in our retail segment will be sufficient to meet our capital needs for at least the next twelve months.

Furthermore, we believe we qualify to participate in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) and have submitted an application through our primary regulator. While there is no guarantee that we will be approved, we estimate this program could provide up to approximately $800 million in new preferred equity, at rates substantially discounted to current market rates. If our application is approved, our ability to issue this preferred equity is dependent upon receiving approval to do so from certain of our bond holders, which we expect to receive. While we do not believe we need this capital to fund our operations, it does have the potential to significantly improve the capital position of both E*TRADE Bank and the parent company, which would enhance our ability to maintain the balance sheet at its current level.

Corporate Cash

Corporate cash is the primary source of liquidity at the parent company and is available to invest in our regulated subsidiaries. We define corporate cash as cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval. As of September 30, 2008, our corporate cash was $665.6 million, the components of which are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount
Parent company cash	$461,411	$251,663	$209,748
E*TRADE Mauritius cash	143,172	767	142,405
Converging Arrows, Inc. cash	61,064	59,934	1,130

Total corporate cash(2)	$665,647	$312,364	$353,283

(1)	The equity shares of Investsmart were sold by our wholly-owned subsidiary, E*TRADE Mauritius.
(2)

Total corporate cash at September 30, 2008 includes $113.5 million that we invested in The Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

Parent company cash increased $209.7 million to $461.4 million as of September 30, 2008 when compared to December 31, 2007, due principally to the cash received from the sale of the Canadian brokerage business. This increase in cash was offset by the $250 million capital infusion made to E*TRADE Bank during the third quarter of 2008. The increase in cash of $142.4 million at E*TRADE Mauritius as of September 30, 2008 when compared to December 31, 2007 was due almost entirely to the entity’s sale of its equity shares in Investsmart.

Cash and Equivalents

In the first nine months of 2008, the consolidated cash and equivalents balance increased to $3.2 billion for the period ended September 30, 2008. The majority of this balance is cash held in regulated subsidiaries, primarily our Bank and Brokerage, outlined as follows:

	September 30, 2008	December 31, 2007	Variance
			2008 vs. 2007
			Amount
Corporate cash	$645,225	$290,630	$354,595
Banking subsidiaries	2,580,204	729,406	1,850,798
Brokerage subsidiaries	295,873	754,331	(458,458)
Other corporate cash	4,108	3,877	231
Less:
Cash reported in Other assets(1)	(366,670)	—	(366,670)

Total consolidated cash	$3,158,740	$1,778,244	$1,380,496

(1)

Cash reported in other assets at September 30, 2008 consists of cash that we invested in The Primary Fund and is included as a receivable in the other assets line item, as The Reserve Fund has not indicated when the funds will be distributed back to investors.

The cash held in our regulated subsidiaries serves as a source of liquidity for those subsidiaries and is not a primary source of capital for the parent company.

Cash and Equivalents Held in the Reserve Fund

At September 30, 2008, the Company and its subsidiaries held cash in The Reserve’s Primary Fund of $744.3 million. On September 16, 2008, The Primary Fund reported that its shares had fallen below the standard of $1 per share, which is commonly referred to as “breaking the buck.” Prior to the fund “breaking the buck”, we submitted a redemption request for our entire balance in the fund. The following table details our cash held in The Reserve’s Primary Fund as well as the balance sheet classification (dollars in thousands):

	September 30, 2008		Total
	Cash	Other Assets
Corporate cash	$116,865	$113,461	$230,326
Banking subsidiaries	213,335	207,121	420,456
Brokerage subsidiaries	47,471	46,088	93,559

Total cash held in The Primary Fund	$377,671	$366,670	$744,341

On October 31, 2008, the fund made a distribution to its investors of approximately $26 billion. The $377.7 million held in cash and equivalents represents the cash that we received in connection with this distribution. The remaining amount of $366.7 million that we invested in The Primary Fund is included as a receivable in the other assets line item. We believe the full amount of our remaining position will be paid to us upon the ultimate distribution of the fund as our redemption request was made when the fund’s net asset value was $1; however, we cannot state with certainty that we will not ultimately incur a loss on this remaining position.

Liquidity Available from Subsidiaries

Liquidity available to the Company from its subsidiaries, other than Converging Arrows, Inc. (“Converging Arrows”) and E*TRADE Mauritius, a wholly-owned subsidiary of Converging Arrows, is limited by regulatory requirements.

Any loans by E*TRADE Bank to the parent company and its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. At September 30, 2008, E*TRADE Bank had approximately $523.9 million of risk-based capital above the “well capitalized” level. In the current credit environment, we plan to maintain this significant level of excess risk-based capital at E*TRADE Bank in order to enhance our ability to absorb credit losses while still maintaining “well capitalized” status. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

Brokerage subsidiaries are required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. At September 30, 2008 and December 31, 2007, all of our brokerage subsidiaries met their minimum net capital requirements. The Company’s broker-dealer subsidiaries had excess net capital of $631.8 million at September 30, 2008, of which $448.7 million is available for dividend while still maintaining a capital level above regulatory “early warning” guidelines.

Other Sources of Liquidity

We also maintain $401.0 million in uncommitted financing to meet margin lending needs. There were no outstanding balances, and the full $401.0 million was available at both September 30, 2008 and December 31, 2007.

We rely on borrowed funds, such as FHLB advances and securities sold under agreements to repurchase, to provide liquidity for the Bank. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. At September 30, 2008, the Bank had approximately $10.1 billion in additional borrowing capacity with the FHLB.

We had the option to make interest payments of approximately $605 million on our springing lien notes in the form of either cash or additional springing lien notes through May 2010. During the second quarter of 2008, we elected to make our first interest payment of approximately $121 million on our springing lien notes in cash. This interest payment reduced the amount subject to this option to $484 million through May 2010. Our next interest payment of approximately $121 million is due in the fourth quarter of 2008.

Corporate Debt

Our current senior debt ratings are Ba3 by Moody’s Investor Service, B (negative watch) by Standard & Poor’s and B (high) by Dominion Bond Rating Service (“DBRS”). The Company’s long-term deposit ratings are Ba2 by Moody’s Investor Service, BB- (negative watch) by Standard & Poor’s and BB by DBRS. A significant change in these ratings may impact the rate and availability of future borrowings.

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

Our businesses expose us to the following three major categories of risk that often overlap:

•	Credit Risk—Credit risk is the risk of loss resulting from adverse changes in the ability or willingness of a borrower or counterparty to meet the agreed-upon terms of their financial obligations.

•	Interest Rate Risk—Interest rate risk is the risk of loss from adverse changes in interest rates, which could cause fluctuations in our long-term earnings or in the value of the Company’s net assets.

•

Operational Risk—Operational risk is the risk of loss resulting from fraud, inadequate controls or the failure of the internal controls process, third party vendor issues, processing issues and external events. These risks are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.

We also are subject to other risks that could impact our business, financial condition, results of operations or cash flows in future periods. See Part II—Item 1A—Risk Factors.

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

The Finance and Risk Oversight Committee, which was established in the second quarter of 2008 and consists of members of the Board of Directors, monitors the risk process and significant risks throughout the Company. In addition to this committee, various enterprise risk committees and departments throughout the Company aid in the identification and management of risks, including:

•	Asset Liability Committee—E*TRADE Bank’s Asset Liability Committee (“ALCO”) reviews balance sheet trends, market interest rate and sensitivity analyses.

•

Credit Risk Committee—The Credit Risk Committee monitors asset quality trends, evaluates market conditions, determines the adequacy for allowance of loan losses, establishes underwriting standards, approves large credit exposures, approves large portfolio purchases and delegates credit approval authority.

We use various departments throughout the Company to aid in the identification and management of risks. These departments include internal audit, compliance, finance, legal, treasury, credit and enterprise risk management. Risk reporting occurs at the business or operating units and is aggregated across the Company through the enterprise risk management process.

Credit Risk Management

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

Housing Market Conditions

Conditions in the residential real estate and credit markets, which deteriorated sharply during 2007, continued to be extremely challenging in the nine months ended September 30, 2008. The significant and abrupt evaporation of secondary market liquidity for various types of mortgage loans, particularly home equity loans, has decreased the overall availability of housing credit. As a result, many borrowers, particularly those in markets with declining housing prices, have been unable to refinance existing loans. This combination of a decline in the availability of credit and a decline in housing prices creates significant credit risk in our loan portfolio, particularly in our home equity loan portfolio.

Loss Mitigation

Given the deterioration in the performance of our loan portfolio, particularly in our home equity loan portfolio, we formed a special credit management team to focus on the mitigation of potential losses in the home equity loan portfolio.

This team’s primary focus is reducing our exposure to open home equity lines. As of December 31, 2007, we had $6.3 billion of unused lines of credit available under home equity lines of credit. Through a variety of strategies, including voluntary line closures, automatically freezing lines on all delinquent accounts, and freezing lines on loans with materially reduced home equity, we have reduced this amount to $3.0 billion as of September 30, 2008.

The team has several other initiatives either in progress or in development which are focused on mitigating losses in our home equity loan portfolio. Those initiatives include improving collection efforts and practices of our servicers as well as increasing our loss recovery efforts to minimize the level of loss on a loan that goes to charge-off.

In addition, we continue to review our purchased home equity loan portfolio in order to identify loans to be repurchased by the originator. More specifically, home equity loans that become 30 days delinquent are reviewed for early payment defaults, violations of transaction representations and warranties, or material misrepresentation on the part of the seller. Any loans identified with these deficiencies are submitted to the original seller for repurchase. During the first nine months of 2008, approximately $70.3 million of loan repurchases were completed by the original sellers.

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

During the three months ended September 30, 2008, we did not originate any one- to four-family loans. Prior to the exit of our retail mortgage origination business in the second quarter of 2008, we did originate approximately $158 million in one- to four-family loans during the six months ended June 30, 2008. These loans were predominately prime credit quality first-lien mortgage loans secured by a single-family residence.

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

Underwriting Standards—Purchased Loans

In the second half of 2007, we altered our business strategy and halted the focus on growing the balance sheet. As a result, we did not purchase loans during the first nine months of 2008 and we do not anticipate purchasing a significant amount of loans for the foreseeable future. However, we have significantly tightened our underwriting policies for any future loan purchases that do occur. These criteria focus on limiting the acquisition of loans with a high risk of credit loss and require the exclusion of loans with the following attributes: second lien; home equity line of credit; combined loan-to-value ratio above 80%; FICO score below 700 at time of origination; and documentation type is not full documentation.

Loan Portfolio

We track and review many factors to predict and monitor credit risk in our loan portfolios, which are primarily made up of loans secured by residential real estate. These factors include, but are not limited to: borrowers’ debt-to-income ratio when loans are made, borrowers’ credit scores when loans are made, loan-to-value ratios, housing prices, documentation type, occupancy type, and loan type. In economic conditions in which housing prices generally appreciate, we believe that loan type, loan-to-value ratios and credit scores are the key factors in determining future loan performance. In the current housing market with declining home prices and less credit available for refinance, we believe the loan-to-value ratio becomes a more important factor in predicting and monitoring credit risk.

We believe certain categories of loans inherently have a higher level of credit risk due to characteristics of the borrower and/or features of the loan. Two of these categories are sub-prime and option ARM loans. As a general matter, we did not originate or purchase these loans to hold on our balance sheet; however, in the normal course of purchasing large pools of real estate loans, we invariably ended up acquiring a de minimis amount of sub-prime loans. As of September 30, 2008, sub-prime real estate loans represented less than one-fifth of one percent of our total real estate loan portfolio and we held no option ARM loans.

As noted above, we believe loan type, loan-to-value ratios and borrowers’ credit scores are key determinants of future loan performance. Our home equity loan portfolio is primarily second lien loans(1) on residential real estate properties, which have a higher level of credit risk than first lien mortgage loans. We believe home equity loans with a CLTV of 90% or higher or a FICO score below 700 are the loans with the highest levels of credit risk in our portfolios.

(1)

Approximately 14% of the home equity portfolio is in the first lien position. For home equity loans that are in a second lien position, we also hold the first lien position on the same residential real estate property for less than 1% of the loans in this portfolio.

The breakdowns by LTV/CLTV and FICO score of our two main loan portfolios, one-to four-family and home equity, are as follows (dollars in thousands)(1):

	One- to Four-Family
LTV/CLTV at Origination	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
<=70%	$5,777,971	$5,971,955	$6,300,710	$6,666,212
70% - 80%	7,273,553	7,609,794	7,977,419	8,450,977
80% - 90%	165,375	176,933	181,370	202,133
>90%	160,297	171,533	179,646	187,207

Total	$13,377,196	$13,930,215	$14,639,145	$15,506,529

Average LTV/CLTV at loan origination	68.9%	69.0%	70.0%
Average estimated current LTV/CLTV(2)	84.3%	82.5%	77.7%

	Home Equity
LTV/CLTV at Origination(3)	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
<=70%	$3,177,685	$3,272,891	$3,443,039	$3,628,619
70% - 80%	1,868,763	1,919,988	1,989,506	2,086,277
80% - 90%	3,458,300	3,642,235	3,778,084	3,871,249
>90%	1,877,150	2,017,219	2,175,369	2,315,179

Total	$10,381,898	$10,852,333	$11,385,998	$11,901,324

Average LTV/CLTV at loan origination(4)	79.3%	79.5%	79.5%
Average estimated current LTV/CLTV(2)	93.7%	92.6%	89.1%

	One- to Four-Family		Home Equity
FICO at Origination	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
>=720	$8,930,730	$10,373,807	$6,171,032	$6,992,793
719 - 700	1,815,112	2,089,014	1,661,850	1,898,924
699 - 680	1,384,159	1,585,613	1,444,960	1,668,427
679 - 660	810,458	943,538	629,636	757,016
659 - 620	428,571	503,573	461,579	566,030
<620	8,166	10,984	12,841	18,134

Total	$13,377,196	$15,506,529	$10,381,898	$11,901,324

(1)	Average LTV/CLTV at loan origination and average estimated current LTV/CLTV at December 31, 2007 are not shown as the data is not readily available.
(2)

The average estimated current loan-to-value ratio reflects the outstanding balance at the balance sheet date, divided by the estimated current property value. Current property values are estimated using the most recent property value data available to us. During the third quarter of 2008, we enhanced our methodology of calculating current property values to utilize home price indices for properties in which we did not have an updated valuation and have reflected this enhancement in the prior periods presented.

(3)	CLTV at origination calculations for home equity are based on drawn balances.
(4)	Average LTV/CLTV at loan origination calculations for home equity are based on undrawn balances.

In addition to the factors described above, we monitor credit trends in loans by acquisition channel and vintage, which are summarized below as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	One- to Four-Family		Home Equity
Acquisition Channel	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Purchased from a third party	$11,314,512	$12,904,759	$9,228,344	$10,638,021
Originated by the Company	2,062,684	2,601,770	1,153,554	1,263,303

Total real estate loans	$13,377,196	$15,506,529	$10,381,898	$11,901,324

	One- to Four-Family		Home Equity
Vintage Year	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
2003 and prior	$616,043	$844,670	$771,707	$901,240
2004	1,358,355	1,669,492	1,007,445	1,156,867
2005	2,762,952	3,084,336	2,479,217	2,790,423
2006	5,033,955	5,829,146	4,911,485	5,760,906
2007	3,574,562	4,078,885	1,196,242	1,291,888
2008	31,329	—	15,802	—

Total real estate loans	$13,377,196	$15,506,529	$10,381,898	$11,901,324

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of credit losses inherent in our loan portfolio as of the balance sheet date. The estimate of the allowance for loan losses is based on a variety of factors, including the composition and quality of the portfolio; delinquency levels and trends; probable expected losses for the next twelve months; current and historical charge-off and loss experience; current industry charge-off and loss experience; the condition of the real estate market and geographic concentrations within the loan portfolio; the interest rate climate; the overall availability of housing credit; and general economic conditions. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. We believe our allowance for loan losses at September 30, 2008 is representative of probable losses inherent in the loan portfolio at the balance sheet date.

In determining the allowance for loan losses, we allocate a portion of the allowance to various loan products based on an analysis of individual loans and pools of loans. However, the entire allowance is available to absorb credit losses inherent in the total loan portfolio as of the balance sheet date.

The following table presents the allowance for loan losses by major loan category (dollars in thousands):

	One- to Four-Family		Home Equity		Consumer and Other		Total
	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)	Allowance	Allowance as a % of Loans Receivable(1)
September 30, 2008	$125,118	0.93%	$691,284	6.55%	$57,820	2.37%	$874,222	3.31%
December 31, 2007	$18,831	0.12%	$459,167	3.79%	$30,166	1.05%	$508,164	1.66%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable for each respective category.

During the nine months ended September 30, 2008, the allowance for loan losses increased by $366.1 million from the level at December 31, 2007. This increase was driven primarily by the increase in the allowance allocated to the home equity loan portfolio, which began to deteriorate during the second half of 2007. During the first nine months of 2008, we also observed deterioration in the performance of our one- to four-family loan portfolio. We believe the deterioration in both of these portfolios was caused by several factors, including: home price depreciation in key markets; growing inventories of unsold homes; rising foreclosure rates; significant contraction in the availability of credit; and a general decline in economic growth. In addition, the combined impact of home price depreciation and the reduction of available credit made it increasingly difficult for borrowers to refinance existing loans. While we do not expect the provision for loan losses to continue at levels in excess of the third quarter of 2008, we do believe it will continue at historically high levels.

The following table provides an analysis of the net charge-offs for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Charge-offs	Recoveries	Net Charge-offs	% of Average Loans (Annualized)
Three months ended September 30, 2008:
One- to four-family	$(33,511)	$—	$(33,511)	0.98%
Home equity	(233,616)	2,044	(231,572)	8.57%
Recreational vehicle	(14,155)	4,155	(10,000)	2.33%
Marine	(3,198)	960	(2,238)	1.95%
Other	(2,550)	410	(2,140)	2.54%

Total	$(287,030)	$7,569	$(279,461)	4.15%

Three months ended September 30, 2007:
One- to four-family	$(760)	$308	$(452)	0.01%
Home equity	(46,328)	687	(45,641)	1.46%
Recreational vehicle	(8,731)	4,029	(4,702)	0.90%
Marine	(1,878)	876	(1,002)	0.70%
Other	(2,137)	732	(1,405)	1.31%

Total	$(59,834)	$6,632	$(53,202)	0.66%

Nine months ended September 30, 2008:
One- to four-family	$(80,740)	$455	$(80,285)	0.75%
Home equity	(589,254)	4,638	(584,616)	6.87%
Recreational vehicle	(39,290)	12,235	(27,055)	2.00%
Marine	(9,364)	3,469	(5,895)	1.61%
Other	(8,399)	1,516	(6,883)	2.56%

Total	$(727,047)	$22,313	$(704,734)	3.32%

Nine months ended September 30, 2007:
One- to four-family	$(1,595)	$415	$(1,180)	0.01%
Home equity	(75,219)	2,477	(72,742)	0.77%
Recreational vehicle	(24,254)	12,050	(12,204)	0.74%
Marine	(6,246)	3,522	(2,724)	0.60%
Other	(9,767)	2,260	(7,507)	2.38%

Total	$(117,081)	$20,724	$(96,357)	0.42%

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

Our updated policy for both one- to four-family and home equity loans is to assess the value of the property when the loan has been delinquent for 180 days, regardless of whether or not the property is in foreclosure, and charge-off the amount of the loan balance in excess of the estimated current property value. As a result of this change, nonperforming loans included a $49.6 million write down as of September 30, 2008.

Net charge-offs for the three and nine months ended September 30, 2008 compared to the same periods in 2007 increased by $226.3 million and $608.4 million, respectively. The overall increase was primarily due to higher net charge-offs on home equity loans, which was driven mainly by the same factors as described above. The continued pressure in the residential real estate market, specifically home price depreciation combined with tighter mortgage lending guidelines, could lead to a higher level of charge-offs in future periods. The following graph illustrates the net charge-offs by quarter:

Nonperforming Assets

We classify loans as nonperforming when they are 90 days past due. The following table shows the comparative data for nonperforming loans and assets (dollars in thousands):

	September 30, 2008	December 31, 2007
One- to four-family(1)	$476,625	$181,315
Home equity	312,970	229,523
Consumer and other loans	9,158	7,604

Total nonperforming loans	798,753	418,442
Real estate owned (“REO”) and other repossessed assets, net	102,697	45,895

Total nonperforming assets, net	$901,450	$464,337

Nonperforming loans receivable as a percentage of gross loans receivable	3.02%	1.37%
One- to four-family allowance for loan losses as a percentage of one- to four-family nonperforming loans	26.25%	10.39%
Home equity allowance for loan losses as a percentage of home equity nonperforming loans	220.88%	200.05%
Consumer and other allowance for loan losses as a percentage of consumer and other nonperforming loans	631.36%	396.71%
Total allowance for loan losses as a percentage of total nonperforming loans	109.45%	121.44%

(1)

One- to four-family excludes held-for-sale loans of $0.2 million and $0.1 million at September 30, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the loss on loans and securities, net line item and are not considered in the allowance for loan losses.

During the nine months ended September 30, 2008, our nonperforming assets, net increased $437.1 million from $464.3 million at December 31, 2007. The increase was attributed primarily to an increase in nonperforming one- to four-family loans of $295.3 million and home equity loans of $83.4 million for the period ended September 30, 2008 when compared to December 31, 2007. We expect nonperforming loan levels to increase over time due to the weak conditions in the residential real estate and credit markets.

The following graph illustrates the nonperforming loans by quarter:

The allowance as a percentage of total nonperforming loans receivable, net decreased from 121% at December 31, 2007 to 109% at September 30, 2008. This decrease was driven primarily by an increase in one- to four-family non-performing loans, which have a significantly lower level of expected loss when compared to home equity loans. The balance of nonperforming loans includes loans delinquent from 90 to 179 days as well as loans delinquent 180 days and greater. We believe the distinction between these two periods is important as loans delinquent 180 days and greater have been written down to their expected recovery value, whereas loans delinquent 90 to 179 days have not. We believe the allowance for loan losses expressed as a percentage of loans delinquent 90 to 179 days is an important measure of the adequacy of the allowance as these loans are expected to drive the vast majority of future charge-offs. Additional charge-offs on loans delinquent 180 days are possible if home prices decline beyond our current expectations, but we do not anticipate these charge-offs to be significant, particularly when compared to the expected charge-offs on loans delinquent 90 to 179 days. We consider this ratio especially important for one- to four-family loans as we expect the balances of loans delinquent 180 days and greater to increase in the future due to the extensive amount of time it takes to foreclose on a property in the current real estate market.

The following table shows the allowance for loan losses as a percentage of loans delinquent 90 to 179 days for each of our major loan categories (dollars in thousands):

	September 30, 2008	Allowance for loan losses as a % of loans delinquent 90 to 179 days
One- to four-family loans(1)	$228,626	54.73%
Home equity loans	250,837	275.59%
Consumer and other loans	8,250	700.85%

Total loans delinquent 90 to 179 days	$487,713	179.25%

(1)

One- to four-family excludes held-for-sale loans of $0.1 million at September 30, 2008. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the loss on loans and securities, net line item and are not considered in the allowance for loan losses.

In addition to nonperforming assets, we monitor loans where a borrower’s past credit history casts doubt on their ability to repay a loan (“Special Mention” loans). We classify loans as Special Mention when they are between 30 and 89 days past due. The following table shows the comparative data for Special Mention loans (dollars in thousands):

	September 30, 2008	December 31, 2007
One- to four-family(1)	$386,624	$296,764
Home equity	309,666	291,675
Consumer and other loans	29,480	23,800

Total Special Mention loans	$725,770	$612,239

Special Mention loans receivable as a percentage of gross loans receivable	2.75%	2.00%

(1)

One- to four-family excludes held-for-sale loans of $0.3 million and $0.4 million at September 30, 2008 and December 31, 2007, respectively. Loans held-for-sale are accounted for at lower of cost or market value with adjustments recorded in the loss on loans and securities, net line item and are not considered in the allowance for loan losses.

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

The following graph illustrates the Special Mention loans by quarter:

Securities

We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We believe our asset-backed securities portfolio, which we sold in the fourth quarter of 2007, represented our highest concentration of credit risk within the securities portfolio. Subsequent to the sale of that portfolio, we believe our highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is our CMO portfolio. The table below details the amortized cost by average credit ratings and type of asset as of September 30, 2008 and December 31, 2007 (dollars in thousands):

September 30, 2008	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$9,068,089	$—	$—	$—	$—	$9,068,089
CMOs and other	739,052	112,397	33,185	21,151	100,898	1,006,683
Municipal bonds, corporate bonds and FHLB stock	236,367	61,292	34,144	—	—	331,803

Total	$10,043,508	$173,689	$67,329	$21,151	$100,898	$10,406,575

December 31, 2007	AAA	AA	A	BBB	Below Investment Grade and Non-Rated	Total
Mortgage-backed securities backed by U.S. Government sponsored and federal agencies	$9,697,723	$—	$—	$—	$—	$9,697,723
CMOs and other	1,066,290	132,330	469	—	—	1,199,089
Asset-backed securities	—	—	—	—	122	122
Municipal bonds, corporate bonds, preferred stock and FHLB stock	675,058	596,047	8,342	—	—	1,279,447

Total	$11,439,071	$728,377	$8,811	$—	$122	$12,176,381

While the vast majority of this portfolio is AAA-rated, we continue to monitor these securities for impairment. During the period ended September 30, 2008, we identified approximately $284.0 million of CMOs with a possibility of future loss. As a result, $41.3 million of these securities were written down to their estimated fair market value by recording a $17.9 million impairment for the third quarter of 2008. Total impairment on CMOs with the possibility of future loss was $61.6 million for the nine months ended September 30, 2008. Further declines in the performance of our CMO portfolio could result in additional impairments in future periods.

During the nine months ended September 30, 2008, we sold certain of our mortgage-backed securities, which is the primary reason for the decline in our securities balance compared to the balance as of December 31, 2007.

Interest Rate Risk Management

Interest rate risks are monitored and managed by the ALCO. The analysis of interest sensitivity to changes in market interest rates under various scenarios is reviewed by ALCO. The scenarios assume both parallel and non-parallel shifts in the yield curve. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information about our interest rate risks.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs as of September 30, 2008 include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs as of September 30, 2008 include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most over-the-counter (“OTC”) derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment as of September 30, 2008 include certain CMOs, servicing rights, retained interests from securitizations, certain other mortgage-backed securities, and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Level 3 Assets and Liabilities

Level 3 assets and liabilities include instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2008, 20% and less than 1% of the Company’s total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2008 represented less than 1% of the Company’s total assets and total liabilities. Level 3 assets as of September 30, 2008 includes $140.3 million of CMOs transferred from Level 2 during the three months ended September 30, 2008. In general, these level classification transfers were driven by an increasing lack of price transparency in the CMO market. While the Company’s fair value estimates of these instruments as of September 30, 2008 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3. The Company recorded a $37.3 million and $104.2 million loss in other comprehensive loss on Level 3 CMOs during the three and nine months ended September 30, 2008, respectively. The Company recorded a $7.3 million and $16.3 million loss in other comprehensive loss during the three and nine months ended September 30, 2008, respectively, related to CMOs transferred from Level 2 to Level 3 during the three months ended September 30, 2008. The $17.9 million impairment recorded for the three months ended September 30, 2008 related to CMOs classified as Level 3 as of September 30, 2008. Of the $61.6 million impairment recorded for the nine months ended September 30, 2008, $54.1 million related to CMOs classified as Level 3 as of September 30, 2008. None of the impairment recorded for the three and nine months ended September 30, 2008 related to CMOs transferred from Level 2 to Level 3 during the three months ended September 30, 2008.

Credit Risk

Credit risk is an element of the fair value measurements for certain assets and liabilities, including loans, securities and derivative instruments. The Company monitors collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. The Company considered the impact of credit risk on the fair value measurement for derivative instruments, including those in liability positions, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. During the three and nine months ended September 30, 2008, the consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of our derivative financial instruments.

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock was reported in the balance sheet line item trading securities as of January 1, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the loss on loans and securities, net line item. The Company liquidated its investment in preferred stock during the three months ended September 30, 2008, which resulted in a pre-tax loss of $153.8 million, net of hedges.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain CMOs, to be inactive as of September 30, 2008. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels. Other inactive market indicators for these financial instruments included stale transaction prices and transaction prices that varied significantly either over time or among market makers.

Mortgage-backed Securities Backed by U.S. Government Sponsored and Federal Agencies

Mortgage-backed securities backed by U.S. Government sponsored and federal agencies include to be announced (“TBA”) securities and mortgage pass-through certificates. The fair value of TBA securities is determined using quoted market prices, recent market transactions and spread data for similar instruments. Mortgage-backed securities backed by U.S. Government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

Collateralized Mortgage Obligations

CMOs, generally non-agency mortgage-backed securities, are typically valued using market observable data, when available, including recent external market transactions for similar instruments. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. Due to the limited activity and low level of transparency around inputs to their valuation, a portion of these securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

Investment Securities

As of September 30, 2008, investment securities includes municipal bonds and corporate bonds. The fair value of municipal bonds is estimated using recent external market transactions for identical instruments, when available. For certain municipal bonds, the Company utilized recent market transactions for similar bonds to corroborate pricing service fair value measurements. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using recent market transactions and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy.

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

Retained Interests from Securitizations

The fair value of the retained interests from securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates. Retained interests from securitizations are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

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

Corporate cash—Cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval.

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

Real estate owned (“REO”) and other repossessed assets—Ownership of real property by the Company, generally acquired as a result of foreclosure or repossession.

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

Risk-weighted assets—Primarily computed by the assignment of specific risk-weightings assigned by the Office of Thrift Supervision (“OTS”) to assets and off-balance sheet instruments for capital adequacy calculations. This calculation is for E*TRADE Bank only.

Stock conduit—The borrowing of shares from a Broker-Dealer and subsequently lending the same shares to another Broker-Dealer netting a fee.

Swaptions—Options to enter swaps starting on a given day.

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

Exposure to market risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2008, 90% of our total assets were enterprise interest-earning assets.

At September 30, 2008, approximately 68% of our total assets were residential real estate loans and available-for-sale mortgage-backed securities. The values of these assets are sensitive to changes in interest rates, as well as expected prepayment levels. As interest rates increase, fixed rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.

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

E*TRADE Bank has 97% and 96% of our enterprise interest-earning assets at September 30, 2008 and December 31, 2007, respectively, and holds 97% and 96% of our enterprise interest-bearing liabilities at September 30, 2008 and December 31, 2007, respectively. The sensitivity of NPVE at September 30, 2008 and December 31, 2007 and the limits established by E*TRADE Bank’s Board of Directors are listed below (dollars in thousands):

	Change in NPVE				Board Limit
	September 30, 2008		December 31, 2007
Parallel Change in Interest Rates (basis points)	Amount	Percentage	Amount	Percentage
+300	$(503,677)	(18)%	$(434,303)	(17)%	(55)%
+200	$(246,410)	(9)%	$(323,193)	(12)%	(30)%
+100	$(56,695)	(2)%	$(174,280)	(7)%	(20)%
-100	$(141,239)	(5)%	$99,245	4%	(20)%
-200(1)	$—	—%	$(63,785)	(2)%	(30)%

(1)

On September 30, 2008, the yield on the three-month Treasury bill was 0.90%. As a result, the OTS temporarily modified the requirements of the NPV Model, resulting in removal of the minus 200 basis points scenario for the quarter ended September 30, 2008.

Under criteria published by the OTS, E*TRADE Bank’s overall interest rate risk exposure at September 30, 2008 was characterized as “minimum.” We actively manage our interest rate risk positions. As interest rates change, we will re-adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. The ALCO monitors E*TRADE Bank’s interest rate risk position.

Other Market Risk

Equity Security Risk

Equity securities risk is the risk of potential loss from investing in public and private equity securities including foreign currency exchange risk. We hold equity securities for corporate investment purposes and in trading securities for market-making purposes. The foreign currency exchange risk associated with these investments is not material to the Company. For corporate investment purposes, we currently hold publicly traded equity securities, in which we had an estimated fair value of $1.0 million as of September 30, 2008. See the corporate investments line item in the publicly traded equity securities discussion at Note 5—Available-for-Sale Mortgage-Backed and Investment Securities in Item 1. Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Operating interest income	$604,071	$938,979	$1,929,736	$2,654,364
Operating interest expense	(279,297)	(527,537)	(935,827)	(1,449,694)

Net operating interest income	324,774	411,442	993,909	1,204,670

Commission	129,513	180,622	374,003	495,108
Fees and service charges	49,612	57,838	155,515	171,272
Principal transactions	20,664	20,734	59,546	77,743
Loss on loans and securities, net	(159,799)	(201,130)	(184,073)	(188,896)
Other revenue	12,968	12,614	40,263	33,262

Total non-interest income	52,958	70,678	445,254	588,489

Total net revenue	377,732	482,120	1,439,163	1,793,159

Provision for loan losses	517,800	186,536	1,070,792	237,767

Operating expense:
Compensation and benefits	83,644	110,092	302,854	335,476
Clearing and servicing	46,105	74,809	137,112	208,449
Advertising and market development	30,381	25,190	130,566	100,131
Communications	23,029	25,254	72,623	72,928
Professional services	16,862	19,252	66,256	64,903
Depreciation and amortization	20,569	21,618	62,607	60,045
Occupancy and equipment	20,470	21,143	62,666	63,369
Amortization of other intangibles	7,937	10,485	27,982	30,940
Facility restructuring and other exit activities	5,526	5,037	28,525	3,115
Other	41,367	42,599	77,575	144,709

Total operating expense	295,890	355,479	968,766	1,084,065

Income (loss) before other income (expense), income taxes and discontinued operations	(435,958)	(59,895)	(600,395)	471,327
Other income (expense):
Corporate interest income	1,387	1,018	5,619	3,724
Corporate interest expense	(88,772)	(37,365)	(274,262)	(113,022)
Gain (loss) on sales of investments, net	(213)	(18)	307	37,005
Gain (loss) on early extinguishment of debt	—	(37)	10,084	(6)
Equity in income (loss) of investments and venture funds	21,965	(741)	25,070	6,514

Total other income (expense)	(65,633)	(37,143)	(233,182)	(65,785)

Income (loss) before income taxes and discontinued operations	(501,591)	(97,038)	(833,577)	405,542
Income tax expense (benefit)	(180,802)	(38,206)	(300,418)	136,192

Net income (loss) from continuing operations	(320,789)	(58,832)	(533,159)	269,350
Discontinued operations, net of tax:
Income from discontinued operations	2,178	384	28,796	741
Gain on disposal of discontinued operations	268,136	—	268,136	—

Income from discontinued operations, net of tax	270,314	384	296,932	741

Net income (loss)	$(50,475)	$(58,448)	$(236,227)	$270,091

Basic earnings (loss) per share from continuing operations	$(0.60)	$(0.14)	$(1.07)	$0.64
Basic earnings per share from discontinued operations	0.51	0.00	0.59	0.00

Basic net earnings (loss) per share	$(0.09)	$(0.14)	$(0.48)	$0.64

Diluted earnings (loss) per share from continuing operations	$(0.60)	$(0.14)	$(1.07)	$0.62
Diluted earnings per share from discontinued operations	0.51	0.00	0.59	0.00

Diluted net earnings (loss) per share	$(0.09)	$(0.14)	$(0.48)	$0.62

Shares used in computation of per share data:
Basic	536,521	420,964	496,842	422,676
Diluted	536,521	420,964	496,842	433,776

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and equivalents	$3,158,740	$1,778,244
Cash and investments required to be segregated under federal or other regulations	116,689	334,831
Trading securities	50,968	130,018
Available-for-sale mortgage-backed and investment securities (includes securities pledged to creditors with the right to sell or repledge of $7,633,423 at September 30, 2008 and $10,074,082 at December 31, 2007)	9,620,473	11,255,048
Margin receivables	5,619,593	7,179,175
Loans, net (net of allowance for loan losses of $874,222 at September 30, 2008 and $508,164 at December 31, 2007)	25,543,121	30,139,382
Investment in FHLB stock	200,892	338,585
Property and equipment, net	314,059	355,433
Goodwill	1,938,325	1,933,368
Other intangibles, net	393,889	430,007
Other assets	2,748,275	2,971,846

Total assets	$49,705,024	$56,845,937

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$26,615,589	$25,884,755
Securities sold under agreements to repurchase	7,062,139	8,932,693
Customer payables	4,363,885	5,514,675
Other borrowings	4,403,637	7,446,504
Corporate debt	3,054,299	3,022,698
Accounts payable, accrued and other liabilities	1,668,346	3,215,547

Total liabilities	47,167,895	54,016,872

Shareholders’ equity:
Common stock, $0.01 par value, shares authorized:1,200,000,000 at September 30, 2008 and 600,000,000 at December 31, 2007; shares issued and outstanding: 537,792,129 at September 30, 2008 and 460,897,875 at December 31, 2007	5,378	4,609
Additional paid-in capital (“APIC”)	3,612,297	3,463,220
Accumulated deficit	(570,204)	(247,368)
Accumulated other comprehensive loss	(510,342)	(391,396)

Total shareholders’ equity	2,537,129	2,829,065

Total liabilities and shareholders’ equity	$49,705,024	$56,845,937

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(50,475)	$(58,448)	$(236,227)	$270,091
Other comprehensive loss
Available-for-sale securities:
Unrealized losses, net	(20,713)	(182,574)	(150,863)	(375,321)
Reclassification into earnings, net	7,848	98,697	27,979	77,876

Net change from available-for-sale securities	(12,865)	(83,877)	(122,884)	(297,445)

Cash flow hedging instruments:
Unrealized losses, net	(23,670)	(74,286)	(43,541)	(11,916)
Reclassifications into earnings, net	6,699	766	13,488	1,124
Net change from cash flow hedging instruments	(16,971)	(73,520)	(30,053)	(10,792)
Foreign currency translation gains (losses)	(11,144)	13,506	(30,326)	26,034
Reclassification of foreign currency translation gains associated with the disposition of a subsidiary	(22,577)	—	(22,577)	—

Other comprehensive loss	(63,557)	(143,891)	(205,840)	(282,203)

Comprehensive loss	$(114,032)	$(202,339)	$(442,067)	$(12,112)

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2007	460,898	$4,609	$3,463,220	$(247,368)	$(391,396)	$2,829,065
Cumulative effect of adoption of SFAS No. 156	—	—	—	285	—	285
Cumulative effect of adoption of SFAS No. 159	—	—	—	(86,894)	86,894	—

Adjusted balance	460,898	4,609	3,463,220	(333,977)	(304,502)	2,829,350
Net loss	—	—	—	(236,227)	—	(236,227)
Other comprehensive loss	—	—	—	—	(205,840)	(205,840)
Issuance of common stock related to the Citadel Investment	46,685	—	—	—	—	—
Exchange of debt for common stock	27,094	271	104,906	—	—	105,177
Exercise of stock options and purchase plans, including tax benefit (expense)	633	6	(2,066)	—	—	(2,060)
Issuance of restricted stock	645	6	(6)	—	—	—
Cancellation of restricted stock	(511)	(5)	5	—	—	—
Retirement of restricted stock to pay taxes	(401)	(4)	(1,624)	—	—	(1,628)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	34,233	—	—	34,233
Additional purchase consideration(1)	2,749	27	9,405	—	—	9,432
Other	—	468	4,224	—	—	4,692

Balance, September 30, 2008	537,792	$5,378	$3,612,297	$(570,204)	$(510,342)	$2,537,129

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2006	426,304	$4,263	$3,184,290	$1,209,289	$(201,472)	$4,196,370
Cumulative effect of adoption of FIN 48	—	—	—	(14,903)	—	(14,903)

Adjusted balance	426,304	4,263	3,184,290	1,194,386	(201,472)	4,181,467
Net income	—	—	—	270,091	—	270,091
Other comprehensive loss	—	—	—	—	(282,203)	(282,203)
Exercise of stock options and purchase plans, including tax benefit	4,137	41	53,575	—	—	53,616
Repurchases of common stock	(7,228)	(72)	(148,559)	—	—	(148,631)
Issuance of restricted stock	674	7	(7)	—	—	—
Cancellation of restricted stock	(159)	(2)	2	—	—	—
Retirement of restricted stock to pay taxes	(175)	(2)	(4,010)	—	—	(4,012)
Amortization of deferred share-based compensation to APIC under SFAS No. 123(R)	—	—	31,441	—	—	31,441
Other	97	2	2,212	—	—	2,214

Balance, September 30, 2007	423,650	$4,237	$3,118,944	$1,464,477	$(483,675)	$4,103,983

See accompanying notes to consolidated financial statements

(1)	Amounts represent additional contingent consideration paid in connection with prior acquisitions.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(236,227)	$270,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,070,792	237,767
Depreciation and amortization (including discount amortization and accretion)	220,911	214,153
Loss on loans and securities, net and (gain) loss on sales of investments, net	183,925	138,660
Equity in income of investments and venture funds(1)	(25,070)	(6,514)
Gain on sale of the Canadian brokerage business	(427,873)	—
Gain on sale of corporate aircraft related assets	(23,715)	—
Gain on sale of RAA	(2,753)	—
Gain on early extinguishment of debt	(10,084)	—
Non-cash facility restructuring costs and other exit activities	6,141	2,556
Share-based compensation	34,233	31,436
Tax (benefit) expense from tax deductions in excess of compensation expense	4,480	(18,204)
Other	(15,252)	4,466
Net effect of changes in assets and liabilities:
Increase in cash and investments required to be segregated under federal or other regulations	(22,848)	(44,736)
Decrease (increase) in margin receivables	1,306,696	(646,734)
(Decrease) increase in customer payables	(130,955)	448,359
Proceeds from sales, repayments and maturities of loans held-for-sale	223,430	1,257,831
Purchases and originations of loans held-for-sale	(126,629)	(1,093,794)
Proceeds from sales, repayments and maturities of trading securities	1,247,270	1,517,398
Purchases of trading securities	(1,155,058)	(1,484,346)
Decrease (increase) in other assets	148,462	(866,813)
(Decrease) increase in accounts payable, accrued and other liabilities	(1,516,717)	152,416
Facility restructuring liabilities	28	(7,462)

Net cash provided by operating activities	753,187	106,530

Cash flows from investing activities:
Purchases of available-for-sale mortgage-backed and investment securities	(4,038,175)	(11,156,104)
Proceeds from sales, maturities of and principal payments on available-for-sale mortgage-backed and investment securities	5,843,085	7,945,345
Net decrease (increase) in loans receivable	3,041,279	(6,373,120)
Purchases of property and equipment	(82,626)	(103,893)
Proceeds from sale of the Canadian brokerage business, net	469,737	—
Cash transferred to Scotiabank on sale of the Canadian brokerage business	(502,919)	—
Proceeds from sale of corporate aircraft related assets	69,250	—
Proceeds from sale of RAA	22,844	—
Cash used in business acquisitions, net	(7,883)	(6,244)
Net cash flow from derivatives hedging assets	16,812	1,450
Other	(56,759)	(49,198)

Net cash provided by (used in) investing activities	$4,774,645	$(9,741,764)

See accompanying notes to consolidated financial statements

(1)	Includes the $22.3 million gain on sale of equity shares of Investsmart by E*TRADE Mauritius.

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Net increase in deposits	$726,749	$5,122,734
Net (decrease) increase in securities sold under agreements to repurchase	(1,847,646)	1,035,487
Net increase in other borrowed funds	56,613	28,718
Advances from other long-term borrowings	1,700,507	15,065,000
Payments on advances from other long-term borrowings	(4,811,707)	(11,393,811)
Proceeds from issuance of springing lien notes	150,000	—
Proceeds from issuance of subordinated debentures and trust preferred securities	—	41,000
Proceeds from issuance of common stock from employee stock transactions	2,420	35,412
Tax benefit (expense) from tax deductions in excess of compensation expense recognition	(4,480)	18,204
Repurchases of common stock	—	(148,631)
Net cash flow from derivatives hedging liabilities	(115,634)	(34,631)
Other	4,458	—

Net cash (used in) provided by financing activities	(4,138,720)	9,769,482

Effect of exchange rates on cash	(8,616)	63,698

Increase in cash and equivalents	1,380,496	197,946
Cash and equivalents, beginning of period	1,778,244	1,212,234

Cash and equivalents, end of period	$3,158,740	$1,410,180

Supplemental disclosures:
Cash paid for interest	$1,176,269	$1,666,769
(Refund received) cash paid for income taxes	$(415,935)	$136,298
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$185,959	$63,324
Reclassification of loans held-for-sale to loans held-for-investment	$3,037	$2,952
Issuance of common stock to retire debentures	$105,177	$—

See accompanying notes to consolidated financial statements

E*TRADE FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—E*TRADE Financial Corporation (together with its subsidiaries, “E*TRADE” or the “Company”) offers a wide range of financial products and services to consumers under the brand “E*TRADE Financial.” The Company offers trading, investing and investor-focused banking services, particularly sweep deposits and savings products.

Basis of Presentation—The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Entities in which the Company holds at least a 20% ownership or in which there are other indicators of significant influence are accounted for by the equity method. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Intercompany accounts and transactions are eliminated in consolidation. The Company evaluates investments including joint ventures, low income housing tax credit partnerships and other limited partnerships to determine if the Company is required to consolidate the entities under the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2006), Consolidation of Variable Interest Entities-an interpretation of ARB No. 51 (“FIN 46R”).

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

During the quarter ended June 30, 2008, the Company re-defined “Total net revenue” by removing “Provision for loan losses” and separately stating it as its own line item and reclassified SFAS No. 133, as amended hedge ineffectiveness from “Other operating expense” to the “Loss on loans and securities, net” line item.

The Company reports corporate interest income and expense separately from operating interest income and expense. The Company believes reporting these two items separately provides a clearer picture of the financial performance of the Company’s operations than would a presentation that combined these two items. Operating interest income and expense is generated from the operations of the Company and is a broad indicator of the Company’s the performance in its banking and balance sheet management businesses. Corporate debt, which is the primary source of the corporate interest expense has been issued primarily in connection with the Citadel Investment and acquisitions, such as Harrisdirect and BrownCo.

Similarly, the Company reports gain (loss) on sales of investments, net separately from loss on loans and securities, net. The Company believes reporting these two items separately provides a clearer picture of the financial performance of its operations than would a presentation that combined these two items. Loss on loans and securities, net is the result of activities in the Company’s operations, namely its balance sheet management business, including impairment on our available-for-sale mortgage-backed and investment securities portfolio. Gain (loss) on sales of investments, net relates to historical equity investments of the Company at the corporate level and are not related to the ongoing business of the Company’s operating subsidiaries.

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

Financial Statement Descriptions and Related Accounting Policies

Margin Receivables—At September 30, 2008, the fair value of securities that the Company received as collateral in connection with margin receivables and stock borrowing activities, where the Company is permitted to sell or re-pledge the securities, was approximately $7.2 billion. Of this amount, $2.1 billion had been pledged or sold at September 30, 2008 in connection with securities loans, bank borrowings and deposits with clearing organizations.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs as of September 30, 2008 include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs as of September 30, 2008 include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment as of September 30, 2008 include certain CMOs, servicing rights, retained interests from securitizations, certain other mortgage-backed securities, and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Fair Value Option—Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock was reported in the balance sheet line item trading securities as of January 1, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the loss on loans and securities, net line item. The Company liquidated its investment in preferred stock during the three months ended September 30, 2008, which resulted in a pre-tax loss of $153.8 million, net of hedges.

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

SFAS No. 157—Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this statement on January 1, 2008 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, the effects of which were not material to the financial condition, results of operations or cash flows. The Company will not adopt this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, for which the Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows in future periods. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, did not have a material impact on the Company’s financial condition, results of operations or cash flows. For additional information regarding the adoption of SFAS No. 157, see Note 16—Fair Value Disclosures.

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

NOTE 2—DISCONTINUED OPERATIONS

Sale of Canadian Brokerage Business

During the second quarter of 2008, the Company announced its decision to sell its Canadian brokerage business. The Company completed the sale to Scotiabank in the third quarter of 2008. The transaction resulted in a pre-tax gain of $427.9 million and associated income tax expense of $159.8 million. The Company does not have significant continuing involvement in the operations of the Canadian brokerage business, and its operations and cash flows have been eliminated from the ongoing operations of the Company. As a result, the Canadian brokerage business qualifies as a discontinued operation, in accordance with SFAS No. 144. The Company’s result of operations, net of income taxes, include the Canadian brokerage business as discontinued operations on the Company’s consolidated statement of income (loss) for all periods presented.

The following table summarizes the results of discontinued operations for the Canadian brokerage business (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$17,077	$21,667	$59,404	$60,331

Income from discontinued operations before income taxes	$2,707	$10,007	$15,558	$22,767
Income tax expense (benefit)	(46)	3,899	(19,473)	8,984

Net income from discontinued operations	$2,753	$6,108	$35,031	$13,783

Exit of Mortgage Lending Business

During the second quarter of 2008, the Company announced the exit of its retail mortgage lending business, which was the Company’s last remaining loan origination channel (the Company exited the wholesale mortgage lending business in 2007). As such, the entire mortgage lending business met the requirements under SFAS No. 144 to be recorded and reported as discontinued operations. The operations and cash flows of the mortgage lending business have been eliminated from the ongoing operations of the Company and the Company did not have any significant continuing involvement in the mortgage lending business after its closure. Therefore, the Company’s result of operations, net of income taxes, include mortgage lending business as discontinued operations on the Company’s consolidated statement of income (loss) for all periods presented.

The following table summarizes the results of discontinued operations for mortgage lending business (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$65	$1,153	$1,300	$12,743

Loss from discontinued operations before income taxes	$(902)	$(9,482)	$(9,932)	$(21,507)
Income tax benefit	(327)	(3,758)	(3,697)	(8,465)

Net loss from discontinued operation	$(575)	$(5,724)	$(6,235)	$(13,042)

NOTE 3—FACILITY RESTRUCTURING AND OTHER EXIT ACTIVITIES

Restructuring liabilities are included in accounts payable, accrued and other liabilities in the consolidated balance sheet. The following table summarizes the expense recognized by the Company as facility restructuring and other exit activities for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Restructuring of institutional brokerage operations	$(31)	$3,742	$9,660	$3,742
Gain on sale of RAA	—	—	(2,753)	—
Other exit activities	5,557	1,295	21,618	(627)

Total facility restructuring and other exit activities	$5,526	$5,037	$28,525	$3,115

Exit of Non-Core Operations

Institutional Brokerage Operations

Toward the end of the third quarter in 2007, the Company announced a plan to simplify and streamline the business by exiting and/or restructuring certain non-core operations. The Company took steps to restructure the international institutional equity business beginning in the third quarter of 2007 to focus on areas that complement order flow generated by retail customers. In the first quarter of 2008, the Company announced the decision to exit the institutional trading operations in the U.S. that do not align with the core retail business. As a result of these exits, the Company recognized $5.2 million for facilities consolidation and asset write-off costs, $3.1 million in severance costs and $1.4 million of other costs related to these exits for the nine months ended September 30, 2008. For both the three and nine months ended September 30, 2007, the Company incurred costs of $3.7 million.

Sale of RAA

The Company entered into a definitive agreement to sell substantially all of the assets of RAA to PHH Investments, Ltd for approximately $25 million. The sale of RAA closed during the second quarter of 2008 and resulted in a pre-tax gain of $2.8 million.

Other Exit Activities

The Company continued the consolidation and relocation of certain facilities into the third quarter of 2008. The Company incurred $5.6 and $21.6 million of charges for the three and nine months ended September 30, 2008, respectively, primarily related to the exit of certain operating leases. The Company recognized expenses of $5.0 million and $3.1 million related to prior period exit activities for the three and nine months ended September 30, 2007, respectively.

NOTE 4—OPERATING INTEREST INCOME AND OPERATING INTEREST EXPENSE

The following table shows the components of operating interest income and operating interest expense (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating interest income:
Loans, net	$379,195	$528,193	$1,232,872	$1,477,109
Mortgage-backed and investment securities	109,125	238,267	315,864	682,404
Margin receivables	72,291	133,791	238,610	377,427
Other	43,460	38,728	142,390	117,424

Total operating interest income	604,071	938,979	1,929,736	2,654,364

Operating interest expense:
Deposits	(147,132)	(221,580)	(485,547)	(609,869)
Repurchase agreements and other borrowings	(71,648)	(165,925)	(235,212)	(500,293)
FHLB advances	(50,062)	(115,531)	(172,473)	(257,183)
Other	(10,455)	(24,501)	(42,595)	(82,349)

Total operating interest expense	(279,297)	(527,537)	(935,827)	(1,449,694)

Net operating interest income	$324,774	$411,442	$993,909	$1,204,670

NOTE 5—AVAILABLE-FOR-SALE MORTGAGE-BACKED AND INVESTMENT SECURITIES

The amortized cost basis and estimated fair values of available-for-sale mortgage-backed and investment securities are shown in the following tables (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
September 30, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$9,065,243	$671	$(330,486)	$8,735,428
CMOs and other	986,688	16	(212,905)	773,799

Total mortgage-backed securities	10,051,931	687	(543,391)	9,509,227

Investment securities:
Debt securities:
Municipal bonds	105,573	3	(13,424)	92,152
Corporate bonds	25,455	2	(8,154)	17,303

Total debt securities	131,028	5	(21,578)	109,455
Publicly traded equity securities:
Corporate investments	535	778	(284)	1,029
Retained interests from securitizations	762	—	—	762

Total investment securities	132,325	783	(21,862)	111,246

Total available-for-sale securities	$10,184,256	$1,470	$(565,253)	$9,620,473

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$9,638,676	$86	$(308,633)	$9,330,129
CMOs and other	1,170,360	2	(47,107)	1,123,255

Total mortgage-backed securities	10,809,036	88	(355,740)	10,453,384

Investment securities:
Debt securities:
Municipal bonds	320,521	58	(6,231)	314,348
Corporate bonds	36,557	2,134	(3,412)	35,279
Other debt securities	78,836	1	(1,546)	77,291

Total debt securities	435,914	2,193	(11,189)	426,918
Publicly traded equity securities:
Preferred stock	505,498	—	(134,094)	371,404
Corporate investments	1,460	—	(189)	1,271
Retained interests from securitizations	980	1,091	—	2,071

Total investment securities	943,852	3,284	(145,472)	801,664

Total available-for-sale securities	$11,752,888	$3,372	$(501,212)	$11,255,048

Other-Than-Temporary Impairment of Investments

The following tables show the fair values and unrealized losses on investments, aggregated by investment category, and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses	Fair Values	Unrealized Losses
September 30, 2008:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$3,084,904	$(35,240)	$5,473,261	$(295,246)	$8,558,165	$(330,486)
CMOs and other	100,560	(36,402)	649,536	(176,503)	750,096	(212,905)
Debt securities:
Municipal bonds	18,545	(3,556)	73,592	(9,868)	92,137	(13,424)
Corporate bonds	—	—	17,285	(8,154)	17,285	(8,154)
Publicly traded equity securities:
Corporate investments	—	—	78	(284)	78	(284)

Total temporarily impaired securities	$3,204,009	$(75,198)	$6,213,752	$(490,055)	$9,417,761	$(565,253)

December 31, 2007:
Mortgage-backed securities:
Backed by U.S. Government sponsored and federal agencies	$1,394,002	$(6,802)	$7,849,331	$(301,831)	$9,243,333	$(308,633)
CMOs and other	537,522	(25,415)	585,629	(21,692)	1,123,151	(47,107)
Debt securities:
Municipal bonds	272,698	(4,898)	29,052	(1,333)	301,750	(6,231)
Corporate bonds	—	—	21,935	(3,412)	21,935	(3,412)
Other debt securities	—	—	76,433	(1,546)	76,433	(1,546)
Publicly traded equity securities:
Preferred stock	355,942	(134,094)	—	—	355,942	(134,094)
Corporate investments	—	—	173	(189)	173	(189)

Total temporarily impaired securities	$2,560,164	$(171,209)	$8,562,553	$(330,003)	$11,122,717	$(501,212)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio as of September 30, 2008 represents an other-than-temporary impairment. The majority of the unrealized losses on mortgage-backed securities are attributable to changes in interest rates and a re-pricing of risk in the market. Substantially all mortgage-backed securities backed by U.S. Government sponsored and federal agencies are AAA-rated. Municipal bonds and corporate bonds are evaluated by reviewing the credit-worthiness of the issuer and general market conditions. The Company has the intent and ability to hold the securities in an unrealized loss position at September 30, 2008 until the market value recovers or the securities mature.

Within the securities portfolio, the asset-backed securities portfolio, which was sold in the fourth quarter of 2007, represented the highest concentration of credit risk. Subsequent to the sale of that portfolio, the highest concentration of remaining credit risk, while dramatically lower than the credit risk inherent in asset-backed securities, is the CMO portfolio. While the majority of this portfolio is AAA-rated, the Company identified approximately $284.0 million at September 30, 2008 of CMO securities with a possibility of future loss. As a result, $41.3 million of these securities were written down to their estimated fair market value by recording $17.9 million impairment for the three months ended September 30, 2008. The Company recorded $61.6 million impairment for the nine months ended September 30, 2008. The Company recorded other-than-temporary impairment charges for asset-backed securities of $159.8 million and $162.7 million for the three and nine months ended September 30, 2007.

Our intent to hold securities in an unrealized loss position at September 30, 2008 until the market value recovers or the securities mature was based on the facts and circumstances that existed as of that date. The Emergency Economic Stabilization Act was signed into law on October 3, 2008. This Act grants the Treasury authority to purchase debt securities from financial institutions. We do not yet know enough about the specifics of how this program will work to make an assessment of whether it will impact our intent with respect to these securities in the fourth quarter of 2008.

The Company elected the fair value option for its preferred stock under SFAS No. 159 as of January 1, 2008. Subsequent to the adoption, preferred stock was classified as trading securities. As of September 30, 2008, the Company no longer held preferred stock securities as all positions were sold during the third quarter of 2008.

The detailed components of the loss on loans and securities, net and gain (loss) on sales of investments, net line items on the consolidated statement of income (loss) are shown below.

Loss on Loans and Securities, Net

Loss on loans and securities, net are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss on sales of loans held-for-sale, net	$—	$(2,408)	$(783)	$(12,123)
Loss on securities, net
Gain on securities and other investments	5,489	1,701	17,966	10,074
Loss on impairment	(17,884)	(159,752)	(61,639)	(162,713)
Loss on trading securities, net	(147,777)	(37,845)	(142,508)	(22,823)
Hedge ineffectiveness	373	(2,826)	2,891	(1,311)

Loss on securities, net	(159,799)	(198,722)	(183,290)	(176,773)

Loss on loans and securities, net	$(159,799)	$(201,130)	$(184,073)	$(188,896)

Gain (Loss) on Sales of Investments, Net

Gain (loss) on sales of investments, net are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Realized gains on sales of publicly traded equity securities	$—	$—	$254	$37,027
Other(1)	(213)	(18)	53	(22)

Gain (loss) on sales of investments, net	$(213)	$(18)	$307	$37,005

(1)

Includes impairment on retained interests from securitizations of $0.2 million for the three and nine months ended September 30, 2008. There was no impairment for the three and nine months ended September 30, 2007.

NOTE 6—LOANS, NET

Loans, net are summarized as follows (dollars in thousands):

	September 30, 2008	December 31, 2007
Loans held-for-sale	$1,013	$100,539

Loans receivable, net:
One- to four-family	13,377,196	15,506,529
Home equity	10,381,898	11,901,324
Consumer and other loans:
Recreational vehicle	1,642,004	1,910,454
Marine	443,304	526,580
Commercial	227,400	272,156
Other	91,052	114,098

Total consumer and other loans	2,403,760	2,823,288

Total loans receivable	26,162,854	30,231,141
Unamortized premiums, net	253,476	315,866
Allowance for loan losses	(874,222)	(508,164)

Total loans receivable, net	25,542,108	30,038,843

Total loans, net	$25,543,121	$30,139,382

The following table provides an analysis of the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$635,883	$75,704	$508,164	$67,628
Provision for loan losses	517,800	186,536	1,070,792	237,767
Charge-offs	(287,030)	(59,834)	(727,047)	(117,081)
Recoveries	7,569	6,632	22,313	20,724

Net charge-offs	(279,461)	(53,202)	(704,734)	(96,357)

Allowance for loan losses, end of period	$874,222	$209,038	$874,222	$209,038

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

Fair Value Hedges

Overview of Fair Value Hedges

The Company uses a combination of interest rate swaps, forward-starting swaps and purchased options on swaps to offset its exposure to changes in value of certain fixed-rate assets and liabilities. Changes in the fair value of the derivatives are recognized currently in earnings. To the extent that the hedge is ineffective, the changes in the fair values will not offset and the difference, or hedge ineffectiveness, is reflected in the loss on loans and securities, net line item in the consolidated statement of income (loss).

The following table summarizes information related to financial derivatives in fair value hedge relationships (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2008:
Receive-fixed interest rate swaps:
Corporate debt	$514,500	$9,665	$(5,114)	$4,551	6.45%	8.37%	N/A	5.78
Brokered certificates of deposit	4,210	—	(61)	(61)	2.75%	5.38%	N/A	11.47
Written interest rate options(1):
Swaptions	25,000	—	(42)	(42)	N/A	N/A	7.40%	9.17

Total fair value hedges	$543,710	$9,665	$(5,217)	$4,448	6.42%	8.35%	7.40%	5.98

December 31, 2007:
Pay-fixed interest rate swaps:
Mortgage-backed securities	$527,000	$—	$(21,318)	$(21,318)	5.11%	5.16%	N/A	7.00
Receive-fixed interest rate swaps:
Corporate debt	1,214,000	57,760	—	57,760	7.04%	7.71%	N/A	5.32
Brokered certificates of deposit	110,948	—	(1,343)	(1,343)	4.97%	5.33%	N/A	11.46
FHLB advances	100,000	—	(194)	(194)	5.03%	3.64%	N/A	1.79
Purchased interest rate options(2):
Swaptions	905,000	17,881	—	17,881	N/A	N/A	5.40%	10.20

Total fair value hedges	$2,856,948	$75,641	$(22,855)	$52,786	6.30%	6.68%	5.40%	7.29

(1)	Written interest rate options were used to hedge corporate debt.
(2)	Purchased interest rate options were used to hedge mortgage loans and mortgage-backed securities.

De-designated Fair Value Hedges

During the three and nine months ended September 30, 2008 and 2007, certain fair value hedges were de-designated; therefore, hedge accounting was discontinued during those periods. The net gain or loss on the underlying transactions being hedged is amortized to operating interest expense or operating interest income over the original forecasted period at the time of de-designation. Changes in the fair value of these derivative instruments after de-designation of fair value hedge accounting are recorded in the loss on loans and securities, net line item in the consolidated statement of income (loss).

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

Changes in the fair value of derivatives that hedge cash flows associated with repurchase agreements, FHLB advances and home equity lines of credit are reported in accumulated other comprehensive loss as unrealized gains or losses, for both active and terminated hedges. If the derivatives are determined to be effective hedges, the amounts in accumulated other comprehensive loss are included in operating interest expense or operating interest income as a yield adjustment during the same periods in which the related interest on the funding affects earnings. If the derivatives are determined not to be effective hedges, the amount recorded in other comprehensive income would be reclassified into the loss on loans and securities, net line item in the consolidated statement of income (loss). During the upcoming twelve months, the Company expects to include a pre-tax amount of approximately $4.4 million of net unrealized gains that are currently reflected in accumulated other comprehensive loss in operating interest expense as a yield adjustment in the same periods in which the related items affect earnings.

The following table summarizes information related to the Company’s financial derivatives in cash flow hedge relationships, hedging variable-rate assets and liabilities and the forecasted issuances of liabilities (dollars in thousands):

	Notional Amount of Derivatives	Fair Value of Derivatives			Weighted-Average
		Asset	Liability	Net	Pay Rate	Receive Rate	Strike Rate	Remaining Life (Years)
September 30, 2008:
Pay-fixed interest rate swaps:
Repurchase agreements	$1,925,000	$15,208	$(111,159)	$(95,951)	5.07%	2.78%	N/A	10.16
FHLB advances	530,000	11,390	(6,787)	4,603	4.37%	2.90%	N/A	8.81
Purchased interest rate forward-starting swaps:
Repurchase agreements	790,000	12,757	—	12,757	4.00%	N/A	N/A	6.98
Purchased interest rate options(1) :
Caps	1,835,000	15,537	—	15,537	N/A	N/A	5.17%	3.03
Floors	1,900,000	55,524	—	55,524	N/A	N/A	6.43%	2.71

Total cash flow hedges	$6,980,000	$110,416	$(117,946)	$(7,530)	4.69%	2.80%	5.81%	5.79

December 31, 2007:
Pay-fixed interest rate swaps:
Repurchase agreements	$2,105,000	$—	$(136,867)	$(136,867)	5.47%	5.13%	N/A	11.38
FHLB advances	800,000	—	(37,748)	(37,748)	5.25%	5.15%	N/A	9.65
Purchased interest rate options(1) :
Caps	4,410,000	26,260	—	26,260	N/A	N/A	5.06%	2.62
Floors	1,400,000	31,205	—	31,205	N/A	N/A	6.86%	2.61

Total cash flow hedges	$8,715,000	$57,465	$(174,615)	$(117,150)	5.41%	5.14%	5.50%	5.38

(1)	Caps are used to hedge repurchase agreements and FHLB advances. Floors are used to hedge home equity lines of credit.

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

The following tables show: 1) amounts recorded in accumulated other comprehensive loss related to derivative instruments accounted for as cash flow hedges; 2) the notional amounts and fair values of derivatives terminated for the periods presented; and 3) the amortization of terminated interest rate swaps included in operating interest expense and operating interest income (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Impact on accumulated other comprehensive loss (net of taxes):
Beginning balance	$(145,305)	$34,884	$(132,223)	$(27,844)
Unrealized losses, net	(23,670)	(74,286)	(43,541)	(11,916)
Reclassifications into earnings, net	6,699	766	13,488	1,124

Ending balance	$(162,276)	$(38,636)	$(162,276)	$(38,636)

Derivatives terminated during the period:
Notional	$2,510,000	$4,070,000	$5,600,000	$7,775,000
Fair value of net losses recognized in accumulated other comprehensive loss	$(127,900)	$(20,028)	$(199,495)	$(14,556)
Amortization of terminated interest rate swaps and options included in operating interest expense and operating interest income	$1,447	$932	$368	$1,187

The gains (losses) accumulated in other comprehensive loss on the derivative instruments terminated shown in the preceding table will be included in operating interest expense and operating interest income over the periods the variable rate liabilities and hedged forecasted issuance of liabilities will affect earnings, ranging from 280 days to approximately 14 years.

The following table shows the balance in accumulated other comprehensive loss attributable to open cash flow hedges and discontinued cash flow hedges (dollars in thousands):

	As of September 30,
	2008	2007
Accumulated other comprehensive loss balance (net of taxes) related to:
Open cash flow hedges	$(46,858)	$(52,644)
Discontinued cash flow hedges	(115,418)	14,008

Total cash flow hedges	$(162,276)	$(38,636)

The following table shows the balance in accumulated other comprehensive loss attributable to cash flow hedges by type of hedged item (dollars in thousands):

	As of September 30,
	2008	2007
Accumulated other comprehensive income (loss) related to:
FHLB advances	$(99,075)	$(20,106)
Repurchase agreements	(206,386)	(53,646)
Home equity lines of credit	54,582	14,271

Total other comprehensive income (loss) before taxes	(250,879)	(59,481)
Tax benefit	88,603	20,845

Total cash flow hedges, net of taxes	$(162,276)	$(38,636)

Hedge Ineffectiveness

In accordance with SFAS No. 133, as amended, the Company recognizes hedge ineffectiveness on both fair value and cash flow hedge relationships. The amount of ineffectiveness recorded in earnings for cash flow hedges is equal to the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of a hypothetical derivative which is created to match the exact terms of the underlying instruments being hedged. These amounts are reflected in the loss on loans and securities, net line item in the consolidated statement of income (loss). Cash flow and fair value ineffectiveness is re-measured on a quarterly basis. The following table summarizes income (expense) recognized by the Company as fair value and cash flow hedge ineffectiveness (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Fair value hedges	$300	$(2,571)	$2,192	$(805)
Cash flow hedges	73	(255)	699	(506)

Total hedge ineffectiveness	$373	$(2,826)	$2,891	$(1,311)

Economic Hedges

During the nine months ended September 30, 2008, the Company used equity put options and credit default swaps as economic hedges against potential changes in the value of the preferred stock. Derivatives used as economic hedges but not designated in a hedging relationship for accounting purposes are included in derivative assets or derivative liabilities. The mark and interest income or expense on the net hedged position is recognized in loss on loans and securities, net.

Liability to Lehman Brothers

Prior to Lehman Brothers’ declaration of bankruptcy in September 2008, the Bank was a counterparty to interest rate derivative contracts with a subsidiary of Lehman Brothers. Lehman Brothers’ declaration of bankruptcy triggered an event of default and early termination under the Bank’s International Swap Dealers Association Master Agreement. As of the date of the event of default, the Bank’s net amount due to the Lehman Brothers subsidiary was approximately $101 million, the majority of which was collateralized by securities held by or on behalf of the Lehman Brothers subsidiary. The Bank is currently pursuing a settlement of the obligation, including a return of the collateral and payment of cash for the net amount owed to Lehman Brothers.

NOTE 8—DEPOSITS

Deposits are summarized as follows (dollars in thousands):

	Weighted-Average Rate		Amount		Percentage to Total
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Money market and savings accounts	3.03%	4.55%	$11,834,224	$10,028,115	44.4%	38.7%
Sweep deposit accounts(1)	0.32%	0.87%	10,142,245	10,112,123	38.1	39.1
Certificates of deposit(2)	3.73%	4.93%	2,765,912	4,156,674	10.4	16.1
Checking accounts	2.18%	1.79%	1,084,094	495,618	4.1	1.9
Brokered certificates of deposit(3)	4.45%	4.51%	789,114	1,092,225	3.0	4.2

Total deposits	2.08%	3.12%	$26,615,589	$25,884,755	100.0%	100.0%

(1)	A sweep product that transfers brokerage customer balances to the Bank, who holds these funds as customer deposits in FDIC-insured demand deposits and money market deposit accounts.
(2)	Includes retail brokered certificates of deposit.
(3)	Includes institutional brokered certificates of deposit.

NOTE 9—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

The maturities of borrowings at September 30, 2008 and total borrowings at December 31, 2007 are shown below (dollars in thousands):

	Repurchase Agreements	Other Borrowings		Total	Weighted Average Interest Rate
		FHLB Advances	Other
Years Ending December 31,
2008	$4,570,857	$650,000	$69,295	$5,290,152	2.69%
2009	1,191,282	1,200,000	1,815	2,393,097	3.46%
2010	—	150,000	1,356	151,356	4.56%
2011	—	—	111	111	4.69%
2012	100,000	350,000	—	450,000	4.74%
Thereafter	1,200,000	1,553,600	427,460	3,181,060	4.52%

Total borrowings at September 30, 2008	$7,062,139	$3,903,600	$500,037	$11,465,776	3.47%

Total borrowings at December 31, 2007	$8,932,693	$6,967,406	$479,098	$16,379,197	4.98%

NOTE 10—CORPORATE DEBT

The Company’s corporate debt by type is shown below (dollars in thousands):

September 30, 2008	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$435,515	$(1,924)	$15,227	$448,818
7 3/8% Notes, due 2013	414,665	(4,550)	14,390	424,505
7 7/8% Notes, due 2015	243,177	(2,145)	13,672	254,704

Total senior notes	1,093,357	(8,619)	43,289	1,128,027
Springing lien notes 12 1/2%, due 2017	1,936,000	(465,533)	7,156	1,477,623
Mandatory convertible notes 6 1/8%, due 2018	450,000	(1,351)	—	448,649

Total corporate debt	$3,479,357	$(475,503)	$50,445	$3,054,299

December 31, 2007	Face Value	Premium / (Discount)	Fair Value Adjustment(1)	Net
Senior notes:
8% Notes, due 2011	$453,815	$1,884	$15,422	$471,121
7 3/8% Notes, due 2013	512,160	(1,555)	31,001	541,606
7 7/8% Notes, due 2015	248,177	—	11,838	260,015

Total senior notes	1,214,152	329	58,261	1,272,742
Springing lien notes 12 1/2%, due 2017	1,786,000	(481,609)	—	1,304,391
Mandatory convertible notes 6 1/8%, due 2018	450,000	(4,435)	—	445,565

Total corporate debt	$3,450,152	$(485,715)	$58,261	$3,022,698

(1)	The fair value adjustment is related to changes in fair value of the debt while in a fair value hedge relationship in accordance with SFAS No. 133, as amended.

Senior Notes

During the first half of 2008, the Company began exchanging debt for common stock to extinguish a portion of its outstanding senior notes. The Company did not have any debt to equity exchange in the third quarter of 2008. Below are the details of these exchanges.

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

Beginning on November 10, 2008, the subordinated notes will be remarketed at par, which would likely result in a change to the interest rate. Given the current turmoil in the credit markets, the Company does not currently expect the remarketing to be successful. If the remarketing is not successful on or prior to November 13, 2008, then:

•	the Company will issue common stock under the purchase contracts;

•	the Company will retire all subordinated notes, other than those for which the holders have elected not to participate in the remarketing; and

•

holders who have elected not to participate in the remarketing will be required to settle their purchase obligations under the purchase contracts, but will then have a right to cause the Company to purchase their subordinated notes at par on the Purchase Contract Settlement Date.

The net effect of an unsuccessful remarketing, therefore, will be an issuance of common stock under the purchase contracts, the retirement of all or substantially all of the subordinated notes and no net outlay of cash by the Company.

NOTE 11—SHAREHOLDERS’ EQUITY

Issuance of Common Stock

In the first half of 2008, the Company exchanged $120.8 million of outstanding senior notes for 27.1 million shares of common stock. The Company did not have any debt to equity exchanges in the third quarter of 2008. Additionally, in the second quarter of 2008, the Company issued the remaining 46.7 million shares of common stock in conjunction with the Citadel Investment.

NOTE 12—EARNINGS (LOSS) PER SHARE

The following table is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic:
Numerator:
Net income (loss) from continuing operations	$(320,789)	$(58,832)	$(533,159)	$269,350
Income from discontinued operations, net of tax	270,314	384	296,932	741

Net income (loss)	$(50,475)	$(58,448)	$(236,227)	$270,091

Denominator:
Basic weighted-average shares outstanding	536,521	420,964	496,842	422,676

Diluted:
Numerator:
Net income (loss)	$(50,475)	$(58,448)	$(236,227)	$270,091

Denominator:
Basic weighted-average shares outstanding	536,521	420,964	496,842	422,676
Effect of dilutive securities:
Weighted-average options and restricted stock issued to employees	—	—	—	10,852
Weighted-average warrants and contingent shares outstanding	—	—	—	248

Diluted weighted-average shares outstanding	536,521	420,964	496,842	433,776

Per share:
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.60)	$(0.14)	$(1.07)	$0.64
Earnings per share from discontinued operations	0.51	0.00	0.59	0.00

Net earnings (loss) per share	$(0.09)	$(0.14)	$(0.48)	$0.64

Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.60)	$(0.14)	$(1.07)	$0.62
Earnings per share from discontinued operations	0.51	0.00	0.59	0.00

Net earnings (loss) per share	$(0.09)	$(0.14)	$(0.48)	$0.62

The Company excluded from the calculations of diluted earnings (loss) per share 37.9 million and 38.8 million shares of stock options and restricted stock awards and units for the three and nine months ended

September 30, 2008, respectively. Of the excluded shares, 1.6 million and 1.5 million shares were anti-dilutive because of the Company’s net loss for the three and nine months ended September 30, 2008, respectively. The Company excluded from the calculations of diluted earnings per share 21.5 million and 10.1 million shares of stock options and restricted stock awards and units that would have been anti-dilutive for the three and nine months ended September 30, 2007. Of the excluded shares, 8.9 million shares were anti-dilutive because of the Company’s net loss for the three months ended September 30, 2007.

NOTE 13—EMPLOYEE SHARE-BASED PAYMENTS

Employee Stock Option Plans

The Company recognized $5.9 million and $22.1 million in compensation expense for stock options for the three and nine months ended September 30, 2008, respectively, compared to $6.0 million and $22.1 million for the same periods in 2007, respectively. The Company recognized a tax benefit of $1.6 million and $6.2 million related to the stock options for the three and nine months ended September 30, 2008, respectively, compared to $2.0 million and $7.9 million for the same periods in 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	71%	31%	50%	32%
Expected term (years)	4.4	4.5	4.6	4.5
Risk-free interest rate	3%	5%	3%	5%
Dividend yield	—	—	—	—

The weighted-average fair values of options granted were $1.85 and $2.02 for the three and nine months ended September 30, 2008, respectively, compared to $5.64 and $7.62 for the same periods in 2007. Intrinsic value of options exercised were less than $0.1 million for the nine months ended September 30, 2008. No options have been exercised for the three months ended September 30, 2008. Intrinsic value of options exercised were $10.6 million and $49.8 million for the same periods in 2007.

A summary of options activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	32,756	$14.02	4.43	$18
Granted	10,651	$4.56
Exercised	(89)	$3.72
Canceled	(8,439)	$12.54

Outstanding at September 30, 2008	34,879	$11.30	4.16	$5

Vested and expected to vest at September 30, 2008	32,805	$11.35	4.03	$5

Exercisable at September 30, 2008	22,394	$12.17	3.06	$5

As of September 30, 2008, there was $33.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years.

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

In connection with the Company’s contract to hire the Chief Executive Officer (“CEO”), the Company’s Board of Directors (the “Board”) made grants of restricted stock and stock options, as disclosed on Form 4 filed on March 4, 2008. The grants vest through October 2009, 62.5% of which time vests through January 1, 2009 and the balance of which time-vest through October 2009. In making these awards, the Board exercised its discretion to amend the 2005 Stock Incentive Plan and issue grants in excess of the stated maximum to any individual in any single year but did not increase the aggregate number of shares that may be issued under the 2005 Stock Incentive Plan; however as previously disclosed, the Board will not issue any further equity, cash bonus or non-equity incentive plan payments to the CEO through at least the end of 2009. None of the restricted stock awards and no more than 37.5% of the stock option awards are expected to be deductible for federal income tax purposes.

The Company recorded $7.3 million and $12.1 million for the three and nine months ended September 30, 2008, respectively, in compensation expense related to restricted stock awards and restricted stock units, compared to $3.0 million and $9.3 million for the same periods in 2007. The Company recognized a tax benefit of $2.1 million and $2.4 million related to restricted stock awards and restricted stock units for the three and nine months ended September 30, 2008, respectively, compared to $1.0 million and $3.4 million for the same periods in 2007.

A summary of non-vested restricted stock award activity is presented below:

	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2007:	1,884	$15.54
Issued	605	$3.31
Released (vested)	(930)	$11.61
Canceled	(410)	$18.52

Non-vested at September 30, 2008:	1,149	$9.35

A summary of non-vested restricted stock unit activity is presented below:

	Units (in thousands)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	113	1.56	$390
Issued	6,811
Released	(51)
Canceled	(478)

Outstanding at September 30, 2008	6,395	0.81	$18,770

Vested and expected to vest at September 30, 2008	5,672	0.74	$14,667

Convertible at September 30, 2008	675	—	$1,982

As of September 30, 2008, there was $20.1 million of total unrecognized compensation cost related to non-vested awards and units. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of restricted shares and restricted stock units vested was $0.2 million and $3.9 million for the three and nine months ended September 30, 2008, respectively, compared to $0.2 million and $10.3 million for the same periods in 2007.

NOTE 14—REGULATORY REQUIREMENTS

Registered Broker-Dealers

The Company’s U.S. broker-dealer subsidiaries are subject to the Uniform Net Capital Rule (the “Rule”) under the Securities Exchange Act of 1934 administered by the SEC and Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital. The minimum net capital requirements can be met under either the Aggregate Indebtedness method or the Alternative method. Under the Aggregate Indebtedness method, a broker-dealer is required to maintain minimum net capital of the greater of 6  2/3% of its aggregate indebtedness, as defined, or a minimum dollar amount. Under the Alternative method, a broker-dealer is required to maintain net capital equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions. The method used depends on the individual U.S. broker-dealer subsidiary. The Company’s international broker-dealer subsidiaries, located in Canada, Europe and Asia, are subject to capital requirements determined by their respective regulators.

As of September 30, 2008, all of the Company’s broker-dealer subsidiaries met minimum regulatory capital requirements. Total required net capital was $0.2 billion at September 30, 2008. In addition, the Company’s broker-dealer subsidiaries had excess net capital of $0.6 billion at September 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require E*TRADE Bank to maintain minimum amounts and ratios of Total and Tier I Capital to risk-weighted assets and Tier I Capital to adjusted total assets. As shown in the table below, at September 30, 2008, the OTS categorized E*TRADE Bank as “well capitalized” under the regulatory framework for prompt corrective action. However, events beyond management’s control, such as a continued deterioration in residential real estate and credit markets, could adversely affect future earnings and E*TRADE Bank’s ability to meet its future capital requirements.

E*TRADE Bank’s required actual capital amounts and ratios are presented in the table below (dollars in thousands):

	Actual		Minimum Required to Qualify as Adequately Capitalized			Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2008:
Total Capital to risk-weighted assets	$3,232,768	11.93%	>$	2,167,113	>8.0%	>$	2,708,891	>10.0%
Tier I Capital to risk-weighted assets(1)	$2,887,544	10.66%	>$	1,083,556	>4.0%	>$	1,625,334	> 6.0%
Tier I Capital to adjusted total assets(1)	$2,887,544	6.34%	>$	1,823,173	>4.0%	>$	2,278,966	> 5.0%
December 31, 2007:
Total Capital to risk-weighted assets	$3,618,454	11.37%	>$	2,546,669	>8.0%	>$	3,183,336	>10.0%
Tier I Capital to risk-weighted assets	$3,219,176	10.11%	>$	1,273,335	>4.0%	>$	1,910,002	> 6.0%
Tier I Capital to adjusted total assets	$3,219,176	6.22%	>$	2,070,287	>4.0%	>$	2,587,858	> 5.0%

(1)

Tier I Capital amounts at September 30, 2008 reflect the impact of an October 3, 2008 technical correction to the terms of the September 29, 2008 purchase of preferred shares of E*TRADE Bank by E*TRADE Financial Corporation, the effect of which was to qualify a contribution of $250 million as Tier I Capital.

NOTE 15—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS

Legal Matters

Litigation Matters

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. The court denied these motions in an order dated November 4, 2008.

On October 2, 2007, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company and its Chief Executive Officer and Chief Financial Officer entitled, “Larry Freudenberg, Individually and on Behalf of All

Others Similarly Situated, Plaintiff, versus E*TRADE Financial Corporation, Mitchell H. Caplan and Robert J. Simmons, Defendants.” Plaintiff contends, among other things, that between December 14, 2006, and September 25, 2007 (the “class period”) defendants issued materially false and misleading statements and failed to disclose that the Company was experiencing a rise in delinquency rates in its mortgage and home equity portfolios; failed to timely record an impairment on its mortgage and home equity portfolios; materially overvalued its securities portfolio, which includes assets backed by mortgages; and based on the foregoing, lacked a reasonable basis for the positive statements it made about the Company’s earnings and prospects. Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc—who subsequently dismissed his complaint on May 2, 2008. By order dated July 17, 2008, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Kersinski, respectively, as lead and co-lead plaintiffs’ counsel. Subsequently, the trial court ordered Plaintiffs to file a consolidated amended complaint by December 31, 2008; Defendants to file their respective motion to dismiss by March 15, 2009; and all parties to complete briefing on Defendants’ motion to dismiss by July 31, 2009. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will continue to trail those in the federal securities actions discussed above. The Company intends to vigorously defend itself against the claims raised in these federal and state derivative actions.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills branch on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch office of ETFC on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. At the request of the trial court, these motions, formerly set for September 19, 2008, are to be reset for hearing at a date to be determined. The Company intends to vigorously defend itself against the claims raised in this complaint.

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

Loans

During the second quarter of 2008, the Company exited its retail mortgage origination business, which was the last remaining loan origination channel of the Company. As a result, the Company had no commitments to originate or sell mortgage loans at September 30, 2008. Additionally, the Company had no commitments to purchase loans at September 30, 2008.

Securities, Unused Lines of Credit and Certificates of Deposit

At September 30, 2008, the Company had commitments to purchase $0.2 billion and sell $0.5 billion in securities. In addition, the Company had approximately $3.0 billion of certificates of deposit scheduled to mature in less than one year and $3.5 billion of unfunded commitments to extend credit.

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

Management has determined that quantifying the potential liability exposure is not meaningful due to the nature of the standard representations and warranties, which rarely result in loan repurchases. The current carrying amount of the liability recorded at September 30, 2008 is $0.1 million, which we consider adequate based upon analysis of historical trends and current economic conditions for these guarantees.

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

During the 30-year period prior to the redemption of the Floating Rate Cumulative Preferred Securities, ETBH guarantees the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). At September 30, 2008, management estimated that the maximum potential liability under this arrangement is equal to approximately $440.8 million or the total face value of these securities plus dividends, which may be unpaid at the termination of the trust arrangement.

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

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. The fair value hierarchy established in SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is a market-based measure considered from the perspective of a market participant. As such, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. The standard describes the following three levels used to classify fair value measurements:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Examples of assets and liabilities utilizing Level 1 inputs as of September 30, 2008 include actively traded equity securities and U.S. Treasuries.

•

Level 2—Quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Examples of assets and liabilities utilizing Level 2 inputs as of September 30, 2008 include mortgage-backed securities backed by U.S. Government sponsored and federal agencies, most CMOs, most investment securities and most OTC derivatives.

•

Level 3—Unobservable inputs that are significant to the fair value of the assets or liabilities. Examples of assets and liabilities utilizing significant Level 3 inputs or those that require significant management judgment as of September 30, 2008 include certain CMOs, servicing rights, retained interests from securitizations, certain other mortgage-backed securities, and certain OTC derivatives. In certain securities, including a portion of the CMO portfolio, where there has been limited activity or less transparency around inputs to the valuation, securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

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

Level 3 Assets and Liabilities

Level 3 assets and liabilities include instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2008, 20% and less than 1% of the Company’s total assets and total liabilities, respectively, represented instruments measured at fair value on a recurring basis. Instruments measured at fair value on a recurring basis categorized as Level 3 as of September 30, 2008 represented less than 1% of the Company’s total assets and total liabilities. Level 3 assets as of September 30, 2008 includes $140.3 million of CMOs transferred from Level 2 during the three months ended September 30, 2008. In general, these level classification transfers were driven by an increasing lack of price transparency in the CMO market. While the Company’s fair value estimates of these instruments as of September 30, 2008 utilized observable inputs where available, the valuation included significant management judgment in determining the relevance and reliability of market information considered and the financial instruments were therefore classified as Level 3. The Company recorded a $37.3 million and $104.2 million loss in other comprehensive loss on Level 3 CMOs during the three and nine months ended September 30, 2008, respectively. The Company recorded a $7.3 million and $16.3 million loss in other comprehensive loss during the three and nine months ended September 30, 2008, respectively, related to CMOs transferred from Level 2 to Level 3 during the three months ended September 30, 2008. The $17.9 million impairment recorded for the three months ended September 30, 2008 related to CMOs classified as Level 3 as of September 30, 2008. Of the $61.6 million impairment recorded for the nine months ended September 30, 2008, $54.1 million related to CMOs classified as Level 3 as of September 30, 2008. None of the impairment recorded for the three and nine months ended September 30, 2008 related to CMOs transferred from Level 2 to Level 3 during the three months ended September 30, 2008.

Credit Risk

Credit risk is an element of the fair value measurements for certain assets and liabilities, including loans, securities and derivative instruments. The Company monitors collateral requirements through credit support agreements which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. The Company considered the impact of credit risk on the fair value measurement for derivative instruments, including those in liability positions, to be mitigated by the enforcement of credit support agreements, and the collateral requirements therein. During the three and nine months ended September 30, 2008, the consideration of credit risk, the Company’s or the counterparty’s, did not result in an adjustment to the valuation of our derivative financial instruments.

Fair Value Option

Effective January 1, 2008, the Company elected to carry investments in Fannie Mae and Freddie Mac preferred stock at fair value through earnings under SFAS No. 159. The Company elected to carry the investment in preferred stock at fair value through earnings to allow the Company to economically hedge the portfolio without the burden of complying with SFAS No. 133, as amended. The impact of this adoption was an after-tax decrease to opening retained earnings as of January 1, 2008 of approximately $86.9 million. As of December 31, 2007, the Company’s investment in preferred stock was reported in the balance sheet line item available-for-sale mortgage-backed and investment securities. In accordance with SFAS No. 159, as a result of the fair value election the investment in preferred stock was reported in the balance sheet line item trading securities as of January 1, 2008. Realized and unrealized gains and losses on securities classified as trading are included in the loss on loans and securities, net line item. The Company liquidated its investment in preferred stock during the three months ended September 30, 2008, which resulted in a pre-tax loss of $153.8 million, net of hedges.

Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. For equity securities, the Company’s definition of actively traded was based on average daily volume and other market trading statistics. The Company considered the market for other types of financial instruments, including certain CMOs, to be inactive as of September 30, 2008. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including decreased price transparency caused by decreased volume of trades relative to historical levels. Other inactive market indicators for these financial instruments included stale transaction prices and transaction prices that varied significantly either over time or among market makers.

Mortgage-backed Securities Backed by U.S. Government Sponsored and Federal Agencies

Mortgage-backed securities backed by U.S. Government sponsored and federal agencies include TBA securities and mortgage pass-through certificates. The fair value of TBA securities is determined using quoted market prices, recent market transactions and spread data for similar instruments. Mortgage-backed securities backed by U.S. Government sponsored and federal agencies are generally categorized in Level 2 of the fair value hierarchy.

Collateralized Mortgage Obligations

CMOs, generally non-agency mortgage-backed securities, are typically valued using market observable data, when available, including recent external market transactions for similar instruments. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value. Due to the limited activity and low level of transparency around inputs to their valuation, a portion of these securities are classified as Level 3 even though the Company believes that Level 2 inputs could likely be obtainable in a more active market.

Investment Securities

As of September 30, 2008, investment securities includes municipal bonds and corporate bonds. The fair value of municipal bonds is estimated using recent external market transactions for identical instruments, when available. For certain municipal bonds, the Company utilized recent market transactions for similar bonds to corroborate pricing service fair value measurements. Municipal bonds are generally categorized in Level 2 of the fair value hierarchy. The fair value of corporate bonds is estimated using recent market transactions and are generally categorized in Level 2 of the fair value hierarchy.

Derivative Financial Instruments

The majority of the Company’s derivative financial instruments, interest rate swap and option contracts, are valued with pricing models commonly used by the financial services industry using market observable pricing inputs. The Company does not consider these models to involve significant judgment on the part of management and corroborated the fair value measurements with counterparty valuations. The majority of the Company’s derivative financial instruments are categorized in Level 2 of the fair value hierarchy.

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

Retained Interests from Securitizations

The fair value of the retained interests from securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates. Retained interests from securitizations are categorized as Level 3 in the fair value hierarchy when unobservable inputs are significant to the fair value measurements.

Recurring Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets
Trading securities	$2,520	$24,913	$23,535	$50,968

Available-for-sale securities:
Mortgage-backed securities	—	9,146,464	362,763	9,509,227
Investment securities	—	110,311	935	111,246

Total available-for-sale securities	—	9,256,775	363,698	9,620,473

Other assets:
Derivative assets	—	120,372	—	120,372
Deposits with clearing organizations(1)	30,990	11,797	—	42,787
Servicing rights	—	—	8,289	8,289

Total other assets measured at fair value on a recurring basis	30,990	132,169	8,289	171,448

Total assets measured at fair value on a recurring basis	$33,510	$9,413,857	$395,522	$9,842,889

Liabilities
Derivative liabilities	$—	$123,102	$561	$123,663
Securities sold, not yet purchased	3,508	5,896	—	9,404

Total liabilities measured at fair value on a recurring basis	$3,508	$128,998	$561	$133,067

(1)	Deposits with clearing organizations includes U.S. Treasuries and investment securities deposited with clearing organizations by broker-dealer subsidiaries.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the realized and unrealized gains and losses for assets and liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2008 (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	June 30, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	September 30, 2008
Trading securities	$22,919	$1,079	$—	$1,079	$(463)	$—	$23,535
Available-for-sale securities:
Mortgage-backed securities	$316,058	$(17,884)	$(37,309)	$(55,193)	$(20,853)	$122,751	$362,763
Investment securities	$1,753	$(213)	$(609)	$(822)	$4	$—	$935
Servicing rights	$8,755	$(466)	$—	$(466)	$—	$—	$8,289
Derivative instruments, net(4)	$(746)	$204	$—	$204	$(19)	$—	$(561)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the loss on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2008.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities during the three months ended September 30, 2008.
(4)	Represents Derivative assets net of Derivative liabilities for presentation purposes only.

The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2008 (dollars in thousands):

		Realized and Unrealized Gains (Losses)
	January 1, 2008	Included in Earnings(1)	Included in Other Comprehensive Loss	Total (2)	Purchases, Sales, Other Settlements and Issuances Net	Net Transfers In and/or (Out) of Level 3(3)	September 30, 2008
Trading securities	$37,795	$(2,551)	$—	$(2,551)	$(9,381)	$(2,328)	$23,535
Available-for-sale securities:
Mortgage-backed securities	$768,815	$(65,191)	$(117,326)	$(182,517)	$(60,772)	$(162,763)	$362,763
Investment securities	$2,117	$(213)	$(1,094)	$(1,307)	$125	$—	$935
Servicing rights	$8,282	$(323)	$—	$(323)	$330	$—	$8,289
Derivative instruments, net(4)	$(3,644)	$2,827	$—	$2,827	$256	$—	$(561)

(1)	The majority of realized and unrealized gains (losses) included in earnings are reported in the loss on loans and securities, net line item.
(2)	The majority of total realized and unrealized gains (losses) were related to Level 3 instruments held at September 30, 2008.
(3)	The level classification transfers of certain CMOs were driven by changes in price transparency for the securities during the nine months ended September 20, 2008.
(4)	Represents Derivative assets net of Derivative liabilities for presentation purposes only.

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

•

Trading securities and available-for-sale securities—The fair value of trading securities and available-for-sale securities include observable inputs, if available. The valuation of Level 3 trading securities and available-for-sale securities required significant management judgment or estimation. CMOs, generally non-agency mortgage-backed securities, are typically valued using market observable data, when available, including recent external market transactions for similar instruments. The Company also utilized a pricing service to corroborate the market observability of the Company’s inputs used in the fair value measurements. The Company considers the price transparency for these financial instruments to be a key determinant of the degree of judgment involved in determining the fair value; however, the valuations of CMOs reflect the Company’s best estimate of what market participants would consider in pricing the financial instruments. The fair value of the retained interests from securitizations is determined using models that include observable inputs, if available. To the extent observable inputs are not available, the Company estimates fair value based on the present value of expected future cash flows using its best estimate of the key assumptions, including forecasted credit losses, prepayments rates and discount rates.

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

Nonrecurring Fair Value Measurements

The Company also measures certain other financial assets at fair value on a nonrecurring basis in accordance with GAAP. As of September 30, 2008, loans, net included impaired loans with a current value of $203.8 million that were measured at fair value on a nonrecurring basis. The majority of the fair value measurements of these loans were based on estimates of the current property value. The Company classified these fair value measurements as Level 3 of the fair value hierarchy as the valuations included Level 3 inputs that were significant to the estimate of fair value. The adjustments to fair value of these loans resulted in $58.7 million and $95.7 million losses for the three and nine months ended September 30, 2008, respectively.

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

The Company evaluates the performance of its segments based on segment contribution (net revenue less provision for loan losses and operating expense). All corporate overhead, administrative and technology charges are allocated to segments either in proportion to their respective direct costs or based upon specific operating criteria. Activities associated with discontinued operations have been excluded from the segment results.

Financial information for the Company’s reportable segments is presented in the following tables (dollars in thousands):

	Three Months Ended September 30, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$392,538	$511,517	$(299,984)	$604,071
Operating interest expense	(175,562)	(403,721)	299,986	(279,297)

Net operating interest income	216,976	107,796	2	324,774

Commission	129,459	54	—	129,513
Fees and service charges	50,420	1,704	(2,512)	49,612
Principal transactions	—	20,664	—	20,664
Loss on loans and securities, net	(37)	(159,762)	—	(159,799)
Other revenue	9,318	3,665	(15)	12,968

Total non-interest income	189,160	(133,675)	(2,527)	52,958

Total net revenue	406,136	(25,879)	(2,525)	377,732

Provision for loan losses	—	517,800	—	517,800
Operating expense:
Compensation and benefits	69,736	13,908	—	83,644
Clearing and servicing	19,563	29,067	(2,525)	46,105
Advertising and market development	30,381	—	—	30,381
Communications	22,120	909	—	23,029
Professional services	11,931	4,931	—	16,862
Depreciation and amortization	17,154	3,415	—	20,569
Occupancy and equipment	19,501	969	—	20,470
Amortization of other intangibles	7,545	392	—	7,937
Facility restructuring and other exit activities	4,123	1,403	—	5,526
Other	33,068	8,299	—	41,367

Total operating expense	235,122	63,293	(2,525)	295,890

Segment income (loss)	$171,014	$(606,972)	$—	$(435,958)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Three Months Ended September 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$525,864	$787,253	$(374,138)	$938,979
Operating interest expense	(273,492)	(628,183)	374,138	(527,537)

Net operating interest income	252,372	159,070	—	411,442

Commission	135,721	44,901	—	180,622
Fees and service charges	56,380	4,045	(2,587)	57,838
Principal transactions	—	20,734	—	20,734
Loss on loans and securities, net	(98)	(201,032)	—	(201,130)
Other revenue	9,810	2,948	(144)	12,614

Total non-interest income	201,813	(128,404)	(2,731)	70,678

Total net revenue	454,185	30,666	(2,731)	482,120

Provision for loan losses	—	186,536	—	186,536
Operating expense:
Compensation and benefits	74,379	35,713	—	110,092
Clearing and servicing	20,481	57,059	(2,731)	74,809
Advertising and market development	25,125	65	—	25,190
Communications	22,471	2,783	—	25,254
Professional services	12,817	6,435	—	19,252
Depreciation and amortization	15,629	5,989	—	21,618
Occupancy and equipment	18,292	2,851	—	21,143
Amortization of other intangibles	9,370	1,115	—	10,485
Facility restructuring and other exit activities	427	4,610	—	5,037
Other	30,849	11,750	—	42,599

Total operating expense	229,840	128,370	(2,731)	355,479

Segment income (loss)	$224,345	$(284,240)	$—	$(59,895)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Nine Months Ended September 30, 2008
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,213,037	$1,633,742	$(917,043)	$1,929,736
Operating interest expense	(568,325)	(1,284,547)	917,045	(935,827)

Net operating interest income	644,712	349,195	2	993,909

Commission	373,252	751	—	374,003
Fees and service charges	154,211	8,219	(6,915)	155,515
Principal transactions	—	59,546	—	59,546
Loss on loans and securities, net	(21)	(184,052)	—	(184,073)
Other revenue	29,279	11,028	(44)	40,263

Total non-interest income	556,721	(104,508)	(6,959)	445,254

Total net revenue	1,201,433	244,687	(6,957)	1,439,163

Provision for loan losses	—	1,070,792	—	1,070,792
Operating expense:
Compensation and benefits	228,328	74,526	—	302,854
Clearing and servicing	56,133	87,936	(6,957)	137,112
Advertising and market development	130,565	1	—	130,566
Communications	68,913	3,710	—	72,623
Professional services	42,144	24,112	—	66,256
Depreciation and amortization	50,458	12,149	—	62,607
Occupancy and equipment	59,408	3,258	—	62,666
Amortization of other intangibles	25,065	2,917	—	27,982
Facility restructuring and other exit activities	10,030	18,495	—	28,525
Other	65,900	11,675	—	77,575

Total operating expense	736,944	238,779	(6,957)	968,766

Segment income (loss)	$464,489	$(1,064,884)	$—	$(600,395)

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

	Nine Months Ended September 30, 2007
	Retail	Institutional	Eliminations(1)	Total
Revenue:
Operating interest income	$1,458,707	$2,199,389	$(1,003,732)	$2,654,364
Operating interest expense	(738,995)	(1,714,431)	1,003,732	(1,449,694)

Net operating interest income	719,712	484,958	—	1,204,670

Commission	375,156	119,952	—	495,108
Fees and service charges	159,701	18,794	(7,223)	171,272
Principal transactions	—	77,743	—	77,743
Gain (loss) on loans and securities, net	180	(189,076)	—	(188,896)
Other revenue	30,682	3,010	(430)	33,262

Total non-interest income	565,719	30,423	(7,653)	588,489

Total net revenue	1,285,431	515,381	(7,653)	1,793,159

Provision for loan losses	—	237,767	—	237,767
Operating expense:
Compensation and benefits	218,536	116,940	—	335,476
Clearing and servicing	57,547	158,555	(7,653)	208,449
Advertising and market development	96,861	3,270	—	100,131
Communications	64,567	8,361	—	72,928
Professional services	40,706	24,197	—	64,903
Depreciation and amortization	44,756	15,289	—	60,045
Occupancy and equipment	54,842	8,527	—	63,369
Amortization of other intangibles	28,525	2,415	—	30,940
Facility restructuring and other exit activities	(553)	3,668	—	3,115
Other	78,885	65,824	—	144,709

Total operating expense	684,672	407,046	(7,653)	1,084,065

Segment income (loss)	$600,759	$(129,432)	$—	$471,327

(1)	Reflects elimination of transactions between retail and institutional segments, which includes deposit and customer payable transfer pricing and order flow rebates.

Segment Assets

	Retail	Institutional	Eliminations	Total
As of September 30, 2008	$9,272,540	$40,432,484	$—	$49,705,024
As of December 31, 2007	$13,446,832	$43,399,105	$—	$56,845,937

No single customer accounted for more than 10% of total net revenue for the three and nine months ended September 30, 2008 and 2007.

NOTE 18—SUBSEQUENT EVENT

On October 30, 2008, The Primary Fund announced a cash distribution to its investors of $26 billion. As part of this distribution, we received $377.7 million in cash on October 31, 2008. Subsequent to this distribution, our remaining position in the Reserve Fund is $366.7 million, which is held as a receivable in other assets. We believe the full amount of our remaining position will be paid to us upon the ultimate distribution of the fund as our redemption request was made when the fund’s net asset value was $1; however, we cannot state with certainty that we will not ultimately incur a loss on this remaining position.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2008, as required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 27, 2000, a complaint was filed in the Superior Court for the State of California, County of Santa Clara, entitled, “Ajaxo, Inc., a Delaware corporation, Plaintiff, versus E*TRADE GROUP, INC., a Delaware corporation; and Everypath, Inc., a California corporation; and Does 1 through 50, inclusively, Defendants.” Through this complaint, Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology offered to the Company by Ajaxo as well as damages and other relief against both the Company and defendant Everypath, Inc., for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1.3 million dollars for breach of the Ajaxo non-disclosure agreement. Although the jury also found in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath, the trial court subsequently denied Ajaxo’s requests for additional damages and relief on these claims. Thereafter, all parties appealed, and on December 21, 2005, the California Court of Appeal affirmed the above-described award against the Company for breach of the nondisclosure agreement but remanded the case to the trial court for the limited purpose of determining what, if any, additional damages Ajaxo may be entitled to as a result of the jury’s previous finding in favor of Ajaxo on its misappropriation of trade secrets claim against the Company and defendant Everypath. Following the foregoing ruling by the Court of Appeal, defendant Everypath ceased operations and made an assignment for the benefit of its creditors in January, 2006. As a result, defendant Everypath is no longer defending the case. Although the Company paid Ajaxo the full amount due on the judgment against it above, the case, consistent with the rulings issued by the Court of Appeal, was remanded back to the trial court, and on May 30, 2008, a jury returned a verdict in favor of E*TRADE denying all claims raised and demands for damages against the Company by Ajaxo. Following the trial court’s filing on September 5, 2008, of entry of judgment in favor of E*TRADE, Ajaxo filed post trial motions asking the trial court to grant a new trial and to vacate its September 5, 2008, entry of judgment in favor of the Company. The court denied these motions in an order dated November 4, 2008.

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

Plaintiff seeks to recover damages in an amount to be proven at trial, including interest and attorneys’ fees and costs. Four additional class action complaints alleging similar violations of the federal securities laws and alleging either the same or somewhat longer class periods were filed in the same court between October 12, 2007 and November 21, 2007 by named plaintiffs William Boston, Robert D. Thulman, Wendy M. Davidson, and Joshua Ferenc—who subsequently dismissed his complaint on May 2, 2008. By order dated July 17, 2008, the trial court appointed the “Kristen-Straxton Group” and Ira Newman co-lead plaintiffs and Brower Piven and Levi & Kersinski, respectively, as lead and co-lead plaintiffs’ counsel. Subsequently, the trial court ordered Plaintiffs to file a consolidated amended complaint by December 31, 2008; Defendants to file their respective motion to dismiss by March 15, 2009; and all parties to complete briefing on Defendants’ motion to dismiss by July 31, 2009. The Company intends to vigorously defend itself against these claims.

Based upon the same facts and circumstances alleged in the Freudenberg class action complaint above, a verified shareholder derivative complaint was filed in United States District Court for the Southern District of New York on October 4, 2007, against the Company’s Chief Executive Officer, President/Chief Operating Officer, Chief Financial Officer and individual members of its board of directors entitled, “Catherine Rubery, Derivatively on behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, R. Jarrett Lilien, Robert J. Simmons, George A. Hayter, Daryl Brewster, Ronald D. Fisher, Michael K. Parks, C. Catherine Raffaeli, Lewis E. Randall, Donna L. Weaver, and Stephen H. Willard, Defendants, -and- E*TRADE Financial Corporation, a Delaware corporation, Nominal Defendant.” Plaintiff alleges, among other things, causes of action for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and violation of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The above shareholder derivative complaint has been consolidated with another shareholder derivative complaint brought in the same court and against the same named defendants entitled, “Marilyn Clark, Derivatively On Behalf of E*TRADE Financial Corporation, Plaintiff, versus Mitchell H. Caplan, et al., Defendants” (collectively, with the Rubery case, the “federal derivative actions”). Three similar derivative actions, based on the same facts and circumstances as the federal derivative actions but alleging exclusively state causes of action, have been filed in the Supreme Court of the State of New York, New York County. These three cases have been ordered consolidated in that court under the caption “In re: E*Trade Financial Corporation Derivative Litigation, Lead Index No. 07-603736” (the “state derivative actions”). By agreement of the parties and approval of the respective courts, proceedings in both these federal and state derivative actions will continue to trail those in the federal securities actions discussed above. The Company intends to vigorously defend itself against the claims raised in these federal and state derivative actions.

On April 2, 2008, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against the Company entitled, “John W. Oughtred, Individually, and on Behalf of all Others Similarly Situated, Plaintiff, v. E*TRADE Financial Corporation and E*TRADE Securities, LLC, Defendants.” Plaintiff contends, among other things, that the Company committed various sales practice violations in the sale of certain auction rate securities to investors between April 2, 2003, and February 13, 2008 (the “class period”) by allegedly misrepresenting that these securities were highly liquid and safe investments for short term investing. On April 17, 2008, the trial court entered an order relieving the Company of its obligation to move, answer or otherwise respond to the complaint until such time as the court may deem appropriate. Thereafter, plaintiff Oughtred joined plaintiffs in twelve other actions involving auction rate securities (in which the Company is not named as defendant) in filing a motion seeking to centralize all 13 actions in the Southern District of New York or in the alternative, the Northern District of California. By order filed October 9, 2008, a United States Judicial Panel on Multi-District Litigation denied plaintiffs’ motion to transfer. The Company intends to vigorously defend itself against the claims raised in this complaint.

On October 11, 2006, a state class action entitled, “Nikki Greenberg, and all those similarly situated, plaintiffs, versus E*TRADE FINANCIAL Corporation, defendant” was filed in the Superior Court for the State of California, County of Los Angeles on behalf of all customers or consumers who allegedly made or received telephone calls from E*TRADE that were recorded without their knowledge or consent following a telephone call from plaintiff Greenberg to the Company’s Beverly Hills branch on August 8, 2006, that was recorded during a brief period when the Company’s automated notice system was out of order. On February 7, 2008, class certification was granted and the class defined to consist of (1) all persons in California who received telephone calls from E*TRADE and whose calls were recorded without their consent within three years of October 11, 2006, and (2) all persons who made calls from California to the Beverly Hills branch office of ETFC on August 8, 2006. In the interim, the Company has filed motions seeking to de-certify or further limit the defined class, and plaintiffs have filed competing motions seeking to expand it. At the request of the trial court, these motions, formerly set for September 19, 2008, are to be reset for hearing at a date to be determined. The Company intends to vigorously defend itself against the claims raised in this complaint.

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

The risk factor presented below has been updated from the risk factor previously disclosed in our 2007 Annual Report on Form 10-K and should be considered in addition to all of the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

We will continue to experience losses in our mortgage loan portfolio

At December 31, 2007, and September 30, 2008 the principal balance of our home equity loan portfolio was $11.9 billion and $10.4 billion. During 2007 and the first nine months of 2008, the allowance for loan losses in this portfolio increased by $427.5 million to $459.2 million and by $232.1 million to $691.3 million, primarily due to a rapid deterioration in performance in the second half of 2007 and continuing into 2008. As the crisis in the residential real estate and credit markets continues, we expect to experience cumulative losses in our home equity loan portfolio for 2008 through 2010 to exceed $1.5 billion by approximately 20 percent. There can be no assurance that our provision for loan losses will be adequate if the residential real estate and credit markets continue to deteriorate. We may be required under such circumstances to further increase our provision for loan losses, which could have an adverse effect on our regulatory capital position and our results of operations in future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

*10.1	Employment Agreement between E*TRADE Financial Corporation and Bruce P. Nolop as of September 12, 2008.

*31.1	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification—Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification—Section 906 of the Sarbanes-Oxley Act of 2002

*Filed	herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2008

E*TRADE Financial Corporation (Registrant)
By	/s/ DONALD H. LAYTON
Donald H. Layton Chief Executive Officer

By	/s/ BRUCE P. NOLOP
Bruce P. Nolop Chief Financial Officer (Principal Financial and Accounting Officer)